Form 10-K
period 2013-06-30
COTY INC.
filed 2013-09-17
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2013 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3823358 (I.R.S. Employer Identification Number)
350 Fifth Avenue, New York, NY (Address of principal executive offices)	10118 (Zip Code)

(212) 479-4300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Class A common stock. The registrant’s Class A common stock began trading on the New York Stock Exchange on June 13, 2013.

As of June 30, 2013, the aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates was $1,082,907,662 based on the number of shares held by non-affiliates as of June 30, 2013 and based on the last reported sale price of the registrant’s Class A common stock on June 30, 2013.

At September 16, 2013, 81,540,474 shares of the registrant’s Class A Common Stock, $.01 par value, and 302,611,513 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

*	Calculated by excluding all shares held by executive officers and directors of registrant, certain trusts and immediate family members related to such executive officers or directors of the registrant, JAB Holdings II, B.V., certain funds affiliated with Rhône Capital L.L.C. and certain funds affiliated with Berkshire Partners LLC, in each case without conceding that all such persons are “affiliates” of registrant for purposes of the federal securities laws.

COTY INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

i

Forward-looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements in this Annual Report on Form 10-K that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” “target” or other similar words or phrases. These statements discuss, among other things, our strategy, integration, future financial or operational performance, outcome or impact of pending or threatened litigation, domestic or international developments, nature and allocation of future capital expenditures, growth initiatives, inventory levels, cost of goods, future financings, other goals and targets and statements of the assumptions underlying or relating to any such statements. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations that we contemplate will be achieved.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, favorable circumstances or conditions, levels of activity or performance. Actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements, and you are cautioned not to place undue reliance on these statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include those described under “Risk Factors.” If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from our projections. These factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements included in this report.

We undertake no obligation to publicly update any forward-looking statements in light of new information, subsequent events or otherwise except as required by law.

Industry, Ranking and Market Data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications (including Euromonitor International Ltd, or “Euromonitor”), government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Annual Report on Form 10-K to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.

We refer to North America, Western Europe and Japan as “developed markets,” and all other markets as “emerging markets.” Except as specifically indicated, all references to rankings are based on retail value market share.

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2013” refer to the fiscal year ended June 30, 2013. Any reference to a year not preceded by “fiscal” refers to a calendar year.

ii

PART I

Item 1. Business.

We are a new emerging leader in beauty. Founded in Paris in 1904, Coty is a pure play beauty company with a portfolio of well-known brands that compete in the three segments in which we operate: Fragrances, Color Cosmetics and Skin & Body Care. We hold the #1 global position in fragrances, the #6 global position in color cosmetics and have a strong regional presence in skin & body care. Our top 10 brands, which we refer to as our “power brands”, generated approximately 70% of our net revenues in fiscal 2013 and comprise the following globally recognized brands: adidas, Calvin Klein, Chloé, Davidoff, Marc Jacobs, OPI, philosophy, Playboy, Rimmel and Sally Hansen. Our brands compete in all key distribution channels across both prestige and mass markets and in over 130 countries and territories.

Coty has transformed itself into a multi-segment beauty company with market leading positions in both North America and Europe through new product offerings, diversified sales channels and its global growth strategy. Today, our business has a diversified revenue base that generated net revenues for fiscal 2013 of 54%, 31% and 15% from Fragrances, Color Cosmetics and Skin & Body Care, respectively.

For segment and geographic area financial information and information about our long-lived foreign assets, see Note 3, “Segment Reporting” in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions of any material amount of assets, see Note 4, “Business Combinations” in the notes to our Consolidated Financial Statements.

Our Brands

The following chart displays some of our key brands by segment.

Fragrances			Color Cosmetics	Skin & Body Care
Designer	Celebrity	Lifestyle

We grow organically through our focus on supporting and expanding global brands while consistently developing and seeking to acquire new brands and licenses. Brand innovation and new product development are critical components of our success.

Our “power brands”, each of which we describe in further detail below, are at the core of our accomplishments. We invest aggressively behind current and prospective power brands, which are our largest brands and those that we believe to have the greatest global potential, to enhance our scale in the three beauty segments in which we compete.

•

adidas. adidas is one of the biggest licensed brands in the global mass skin & body care market and maintains a significant presence in deodorants and shower gels. Our adidas products for both men and women blend distinctive brand identity (through each fragrance and product design) and aspirations of performance (epitomized by the “developed with athletes” signature) to appeal to a broad range of consumers. The brand has been sold and enjoyed years of successful revenue generation in developed markets, such as Western Europe and North America, and emerging markets, such as Eastern Europe, including Russia, Brazil, China, and India.

•

Calvin Klein. Calvin Klein is our largest brand by net revenues and one of the largest fragrance brands by net revenues in the world. It holds strong positions in most developed markets, including the United States, the United Kingdom, Germany and Spain, and in emerging markets, such as China and the Middle East. The brand is also sold in the travel retail sales channel, including duty-free shops. The brand reaches a diverse consumer base through several strong product lines, including ck one, Eternity and Euphoria. In fiscal 2012, we launched ck one color, a new line of color cosmetics under the ck one product line sold in prestige distribution channels. We intend to increase the consumer reach and market share of our Calvin Klein brand in emerging markets.

•

Chloé. Chloé is one of the fastest growing prestige fragrance brands for women over the past four years and is now one of the top 20 women’s fragrances in the global prestige market. Chloe’s sales results are particularly strong in the United States, China, France, Germany, Italy, Japan and Spain.

•

Davidoff. Davidoff is the #10 men’s fragrance brand in the worldwide prestige market. Cool Water, Davidoff’s most successful line, is the #2 men’s fragrance brand in the German prestige market, and has been one of the world’s leading prestige men’s fragrances since its initial launch in 1988. In 1996, we launched our Cool Water women’s fragrance, which has enjoyed similar success. In fiscal 2013 we launched Game under the Davidoff brand.

•

Marc Jacobs. Marc Jacobs is an iconic fragrance brand, with Daisy Marc Jacobs, Marc Jacobs Lola and Dot Marc Jacobs. In calendar year 2012, Marc Jacobs was the #7 women’s fragrance brand in the U.S. prestige market and the #4 women’s fragrance brand in the U.K. prestige market. The brand has been particularly successful in certain Asian markets, including China, and has sold well in duty free shops.

•

OPI. OPI is the leader in professional nail care. With its portfolio of over 400 creatively-named unique shades, OPI links fashion and entertainment with color cosmetics. OPI regularly creates limited-edition collections with celebrities and entertainment franchises and works with fashion houses and fashion publications to promote the brand. Our OPI brand product lines include OPI (which is sold through salons, travel retail and traditional retailers) and Nicole by OPI (which is sold through mass retailers). OPI also markets nail gels, nail care products and nail accessories through salons. OPI is sold in over 100 countries and territories.

•

philosophy. philosophy enjoys strong market position in skin & body care in the U.S. prestige market and leverages multiple distribution channels, including direct television sales, such as QVC, and e-commerce. philosophy’s miracle worker line, launched in calendar year 2010, was reported to be one of the most successful skin care launches in the U.S. prestige market in the past few years. In recent years, we commenced distribution of philosophy in certain international markets, including Canada, the Netherlands, the United Kingdom, Singapore and South Korea.

•	Playboy. Playboy has quickly become one of the top-ranked brands in the European mass market, and Playboy is now the #2 fragrance brand in the combined North American and

European mass retail markets. Playboy enjoys strong market positions in both men’s and women’s markets. Playboy has recently begun expanding into deodorants and shower gels.

•

Rimmel. The Rimmel brand comprises a broad line of color cosmetics products covering the entire range of women’s color cosmetics needs, including eye, face, lip and nail products. Rimmel is sold in drugstores and other mass distribution channels. Rimmel is the #3 color cosmetics brand in the European retail mass market and is rapidly increasing net sales in the Americas and Asia. Rimmel has been represented for more than ten years by Kate Moss, who has also recently developed and promoted her own signature line of Rimmel lipsticks.

•

Sally Hansen. Sally Hansen is the #1 nail care product brand in North America. We believe that Sally Hansen has the most diversified and successful line of nail products in the U.S. Products in our Sally Hansen line include nail care products, nail color lacquers and nail and beauty implements. We also sell a broad range of depilatory and wax products through our Sally Hansen brand. Sally Hansen is sold in drugstores and other mass retailers. Although Sally Hansen is currently primarily a North American brand, we have begun successfully expanding its presence in Europe, Asia and South America by focusing on nail care and color.

In addition to our power brands, we have a broad and deep portfolio of over 50 other brands, which accounted for approximately 30% of our net revenues in fiscal 2013. These include regional brands such as Joop!, Jil Sander, Lancaster and Manhattan, celebrity brands such as Beyoncé and Jennifer Lopez and emerging brands such as Roberto Cavalli, Bottega Veneta and Balenciaga.

Our Strengths

A portfolio of strong, well recognized beauty brands anchored by our “power brands” across three key beauty segments. The strength of our brand portfolio provides the foundation of our success. We believe our brands are valued by consumers across geographies and distribution channels. We believe consumers appreciate the quality and innovation of our products across various price points and our ability to quickly and cost-effectively innovate and draw excitement to our products. Our power brands are at the core of our accomplishments. We invest aggressively behind current and prospective power brands, which are our largest brands and those that we believe to have the greatest potential, to enhance our scale in the three beauty segments in which we compete.

Global leader in fragrances. Our #1 global position in fragrances is a result of the strength, scale and balance of our brands across all three key categories in our Fragrances segment: Designer (including Calvin Klein, Marc Jacobs, Chloé, Roberto Cavalli, Balenciaga, Bottega Veneta, Nautica and Guess?), Lifestyle (including Davidoff and Playboy) and Celebrity (including Jennifer Lopez and Beyoncé Knowles). Our Fragrances segment has been consistently profitable with operating margins expanding in each of the last three fiscal years. We have been a key innovator in fragrances across prestige and mass markets.

One of the fastest growing players in color cosmetics. We have achieved our #6 ranking globally in color cosmetics, as well as a #2 position in the combined North American and European mass retail markets, by transforming Rimmel from a regional player into a power brand and by identifying and investing in the high growth potential of the nail care category. We continue to build on these foundations organically through new product innovations and strategically through acquisitions such as OPI. In nail care, we achieved a #1 position globally in the combined retail and professional channels driven by Sally Hansen and OPI. Our growth in the nail category is fueled by outstanding innovations.

Licensee of choice. We believe our success in partnering with Designer, Lifestyle, and Celebrity brands is due to our track record as brand architects who capture and translate each brand’s essence into successful products while respecting and preserving each licensor’s brand identity. In addition, our global scale allows us to offer our licensed products in multiple points of distribution and in multiple geographies.

Superior innovation driven by entrepreneurial culture. Our entrepreneurial culture is driven by our “Faster. Further. Freer.” credo that allows us to act faster and push marketing and creative boundaries further. Our past success demonstrates that we are poised to turn innovative ideas into realities with agility, decisiveness and calculated risk taking, all at a high level of execution.

Product, channel and geographic diversity. We have breadth across beauty segments with product offerings in fragrances, color cosmetics and skin & body care. We have a balanced multi-channel distribution strategy and market products across price points in prestige and mass channels of distribution, including department stores, specialty retailers, traditional food, drug and mass retailers, salons, travel retail, e-commerce and television sales, among others. Our beauty products are marketed, sold and distributed to consumers in over 130 countries and territories.

Compelling financial profile. Our portfolio and superior execution have enabled us to achieve superior growth, profitability and cash flow generation. We have an exceptional track record of delivering strong and consistent net revenue growth ahead of average industry rates for the geographies in which we compete. Our ability to generate organic revenue growth, deliver continued margin expansion and manage working capital effectively has resulted in a strong cash flow profile that allows us to invest in marketing, research and development and other growth opportunities while also successfully reducing debt levels incurred to finance acquisitions.

Successful integration of acquired brands and companies. We have successfully completed a number of acquisitions to drive segment, geographic and distribution platform growth. In each acquisition we make, we seek to employ best practices and talent from both our organization and the acquired business to efficiently integrate these businesses to implement our strategy and maximize growth. Our track record of successful acquisitions reflects the strength of our entrepreneurial culture, our ability to attract and retain top management talent, our innovative approach to marketing and our focus on achieving supply chain and operational efficiencies.

Experienced management team with proven industry track record. The majority of our Executive Committee has worked together for almost a decade, and has an average of almost two decades of industry experience. This team has been pivotal in institutionalizing our entrepreneurial culture and global strategic vision.

Our Strategy

Coty targets net revenue growth that is in line with or outperforms the industry average and we believe our organic growth has in fact outpaced the industry over the past three years based on Euromonitor data. At the same time, Coty strives to expand margins and improve cash flow generation. Our continued net revenue growth is centered on improving our competitive position in all our segments, including through further developing power brands and diversifying our geographic presence into emerging markets and across distribution channels.

•

Continue to develop our power brands portfolio. We see growth opportunities for our existing power brands, and we will seek to capitalize on our existing power brands through continued excellence in branding, innovation and execution. Additionally, we seek to identify and incubate new and existing brands that we believe have the potential to develop into power brands.

•

Leverage innovation to strengthen our position in each distribution channel. Innovation and new product development are essential to extending our global leadership position in fragrances, and to strengthening our global position in color cosmetics and skin & body care. We intend to continue to develop and bring to market unique and innovative products across price points and in various geographies and distribution channels that we believe will be modern, appealing and accessible to the consumer. Further, we will continue to develop new brands and to seek partnerships with highly sought-after celebrities and designer and lifestyle brands, leveraging our track record of successful licensing relationships.

•

Diversify our geographic presence into new and emerging markets. We seek to accelerate our sales growth by expanding and further diversifying our geographic footprint, including in emerging markets. Our target is to generate more than one third of our net revenues from emerging markets five years from now. We seek to strengthen our go-to-market capabilities in certain areas in Asia and Latin America, to fully leverage the potential of our current brand portfolio and to develop tailor-made products to better serve local needs and tastes. We are leveraging our strong relationships with top global customers to accelerate penetration and establishment of certain brands in the emerging markets. We also intend to leverage our current distribution to build our business in existing geographies with products that we believe are well-suited to local consumer preferences.

•

Expand and strengthen our position in skin & body care. Our skin & body care presence has been anchored by adidas, a brand we have grown organically, and Lancaster, a brand with technically advanced products that reflect our strong research and development capabilities. We continue to expand our presence in skin & body care through acquisitions by increasing scale, entering new channels of distribution and expanding distribution platforms.

•

Leveraging our multi-channel distribution capabilities. We seek to continue to increase market presence, brand recognition and net revenues by offering certain products through multiple distribution channels to reach a broad spectrum of consumers, with different needs and expectations, and to capture growth opportunities at varying price points and in diverse retail environments. In addition to maintaining a strategic balance between prestige and mass distribution channels, we are seeking to expand our presence through alternative distribution channels. Our balanced distribution network allows us also to effectively manage risks related to any single distribution channel, and to exploit growth in whichever channel the growth materializes. The development of branding and market execution strategies with our top global customers is an important component of our strategy to ensure our brands receive appropriate pricing and placement as we expand our distribution.

•

Increase margins and continue to improve cash flow generation. We will remain focused on converting earnings into cash flow through effective working capital management. We seek continued margin expansion through strong net revenue growth, development of higher margin products, cost control, and supply chain integration and efficiency initiatives, such as optimization of our manufacturing footprint.

While acquisitions are not essential to achieve our growth objectives, we will continue to evaluate targets that fit with our strategy and add stockholder value. Our approach to acquisitions has resulted in a successful track record of identifying targets aligned with our strategic objectives, executing acquisitions quickly and efficiently, and integrating the businesses successfully to both accelerate top line growth and improve the financial performance of the overall business.

Fragrances

Our Fragrances segment net revenues represented 54%, 53% and 57% of our net revenues in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012 and 2011, our Fragrances segment generated $2.491 billion, $2.453 billion and $2.325 billion in net revenues, respectively, and $369.7 million, $340.5 million and $286.9 million in operating income, respectively.

We hold the #1 global position in fragrances. We believe that our success in fragrances results from a combination of strong executive leadership, global expansion, innovation, organic growth, acquisitions, product line extensions and new licenses.

Our fragrance products include a variety of men’s and women’s products. The brands in our Fragrances segment include brands associated with fashion designers, Lifestyle brands and brands associated with entertainment personalities. We sell our fragrance products in all distribution channels, from mass to prestige, including travel and retail, to target consumers across all incomes, ages and geographies that we consider important to our business.

We own certain of the trademarks associated with our fragrance products and license other trademarks from celebrities, fashion houses and other Lifestyle brands. In fiscal 2013, we manufactured 74% of our fragrance products at our manufacturing facilities, and we market and distribute our fragrance products globally through local affiliates and third-party distributors. In fiscal 2013, 2012 and 2011, the Americas represented 33%, 32% and 32%, respectively, EMEA represented 52%, 54% and 55%, respectively, and Asia Pacific represented 15%, 14% and 13%, respectively, of our net revenues from our Fragrances segment.

Our top fragrance brands by percentage of net revenues are Calvin Klein, Davidoff, Marc Jacobs, Chloé and Playboy. We have launched several new fragrance brands since 2010, including Balenciaga, Beyoncé, Bottega Veneta, Guess?, Lady Gaga Fame and Roberto Cavalli. Our JLo fragrance brand revitalized celebrity fragrances. Our Beyoncé fragrance launch set new mass sales records in the U.S., and our Playboy fragrance became one of the top-two mass fragrances in Europe and the United States within four years of its launch.

Color Cosmetics

Net revenues from our Color Cosmetics segment represented 31%, 31% and 28% of our net revenues in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012 and 2011, our Color Cosmetics segment generated $1.468 billion, $1.431 billion and $1.143 billion in net revenues, respectively, and $208.8 million, $200.2 million and $115.7 million in operating income, respectively.

We are an emerging leader in color cosmetics. We are ranked sixth globally and #2 in the combined North American and European mass retail markets. Our color cosmetics products include lip, eye, nail and facial color products. We maintain a #1 position in nail care products globally.

We have ten brands in our Color Cosmetics segment. Our top color cosmetics brands by percentage of net revenues are Rimmel, Sally Hansen and OPI. Most of our color cosmetics products are sold within mass distribution channels, with OPI mostly sold in professional distribution channels. Our strength in color cosmetics is driven by the success and expansion of our OPI, Rimmel and Sally Hansen brands, which have each launched several new products.

We own all the brands in our Color Cosmetics segment and their associated trademarks, except for Cutex, which we license. We associate celebrities’ images in the advertising of some of our color cosmetics brands such as Kate Moss and Georgia May Jagger for Rimmel, Heidi Klum for Astor and OPI and Nicole by OPI featured several celebrity color collections, including Nicky Minaj and Selena Gomez. In fiscal 2013, we manufactured 52% of our color cosmetics products at our manufacturing facilities. We market and distribute our color cosmetics products globally through our subsidiaries and our third-party distributors. In fiscal 2013, 2012 and 2011, the Americas represented 57%, 57% and 53%, respectively, EMEA represented 38%, 38% and 43%, respectively, and Asia Pacific represented 5%, 5% and 4%, respectively, of our net revenues from our Color Cosmetics segment.

Skin & Body Care

Our Skin & Body Care segment net revenues represented 15%, 16% and 15% of our net revenues in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012 and 2011, our Skin & Body Care segment generated $689.9 million, $727.9 million and $617.6 million in net revenues, respectively and $(5.7) million, $(577.8) million and $30.2 million in operating (loss) income, respectively.

In our Skin & Body Care segment we are continuing to develop our brands and product lines and expanding our product offerings. Our skin & body care products include shower gels, deodorants, skin care and sun treatment products. Our skin & body care brands are adidas, Lancaster, philosophy and TJoy. Lancaster and philosophy are sold in prestige distribution channels, and adidas and TJoy are sold in mass distribution channels.

We own Lancaster, Philosophy and TJoy and their trademarks, and we license the trademarks associated with adidas. In fiscal 2013, we manufactured 80% of our skin & body care products at our manufacturing facilities. We market and distribute our skin & body care products globally through our subsidiaries and our third-party distributors. In fiscal 2013, 2012 and 2011, the Americas represented 38%, 37% and 28%, respectively, EMEA represented 48%, 49% and 61%, respectively, and Asia Pacific represented 14%, 14% and 11%, respectively, of our net revenues from our Skin & Body Care segment.

Research and Development

Research and development is a pillar of our innovation. It combines cutting-edge research and technology, new ingredients and precise market testing, enabling us to develop and support the development of new products while continuing to improve our existing products. Past innovations have included the first use of vanilla as a stand-alone fragrance, development of Lancaster Retinology, a breakthrough anti-aging product, the first ever deodorant with a patented moisture absorbing complex and the first oxygen-based product with a patented system for molecular oxygen delivery to the skin. Our key new product developments with significant product innovation components in fiscal 2013 included the introduction of Sally Hansen Insta-Gel Strips, which are self-adhesive gel nail color strips; Rimmel Apocalips, which combines the makeup result of full coverage lipstick with consumer-friendly liquid application; Lancaster Sun Beauty, with new anti-infrared sun protection; and Lady Gaga Fame, which is the first-ever black eau de parfum and contains a proprietary new technology that causes it to become invisible once airborne. The Consumer Goods Technology Group recognized our excellence in innovation with its 2011 “Most Innovative Company” award. In addition, our products over the past three years have received eight U.S. FiFi® Awards, six Italian FiFi® Awards, 11 German FiFi® Awards, five U.K. FiFi® Awards, one French FiFi® Award, one Arabia FiFi® Award and one Russian FiFi® Award from The Fragrance Foundation.

We continuously seek to improve our products through research and development, and strive to provide the consumer with the best possible products. Our research and development teams work with our marketing and operations teams to identify recent trends and consumer needs and to bring products quickly to market. Additionally, our basic and applied research groups, which conduct longer-term research such as “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. As of September 2013, we owned approximately 750 U.S. and foreign patents and patent applications.

We perform extensive testing on our products, including testing for safety, packaging, toxicology, in vitro eye irritation, microbiology, quality and stability. We also have a robust internal and external testing program that includes sensory, consumer and clinical testing. We do not conduct animal testing on our products or ingredients, nor do we engage others to undertake such testing on our behalf, except when required by local country laws.

As of September 2013, we had approximately 250 employees engaged in research and development. Research and development expenditures totaled 1.0% of net revenues in fiscal 2013 and 0.9% of net revenues in fiscal 2012 and 2011, respectively. We maintain six research and development centers, which are located in the United States, Europe and China.

Suppliers, Manufacturing and Related Operations

We manufacture approximately 71% of our products in ten facilities around the world. These facilities are located in the United States, Europe and China. Several of these locations provide multi-segment manufacturing. Approximately 29% of our finished products are manufactured to our specifications by third parties.

We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies and reduce costs. We have a dedicated worldwide procurement team that we believe follows industry best practices and that is making a concentrated effort to reduce costs associated with our third-party suppliers. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make improvements in capacity and productivity. For example, we are streamlining our manufacturing facilities to make distribution more efficient. To capitalize on supply chain benefits, we will continue to utilize third parties on a global basis for finished goods production.

The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. The essential oils in our fragrance products are generally sourced from fragrance houses. As a result, we realize material cost savings and benefits from the technology, innovation and resources provided by these fragrance houses.

We purchase the raw materials for all our products from various third parties. We also purchase packaging components that are manufactured to our design specifications. We work in collaboration with our suppliers to meet our stringent design and creative criteria. In fiscal 2013, no single supplier accounted for more than 6% of the materials used in the manufacture of our products.

We regularly benchmark the performance of our supply chain and change suppliers and adjust our distribution networks and manufacturing footprint based upon the changing needs of our business. We are always considering new ways to improve our overall supply chain performance through better use of our production and sourcing capabilities. We believe that we currently have adequate sources of supply for all our products. We have not experienced disruptions in our supply chain in the past, and we believe we have robust practices in place to respond to any potential disruptions in our supply chain.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels. In calendar years 2010 and 2011, we received recognition from two of our largest retail customers for our superior performance, including a Wal-Mart Supplier of the Year Award, and in calendar year 2013, we received a Manufacturing Leadership 100 award for leadership in global manufacturing. We are continuing to evaluate and restructure our physical distribution network to increase efficiency and reduce our order lead times.

We also recognize the importance of our employees and have programs in place designed to ensure operating safety. We also have in place programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations.

Marketing and Sales

We have dedicated marketing and sales forces (including ancillary support services) in most of our significant markets. We believe that local teams dedicated to the commercialization of our brands give us the greatest opportunity to execute our business strategy. We are also developing branding and marketing execution strategies with our top customers. Within each significant market, we have separate commercial teams serving prestige and mass customers in order to effectively fulfill the needs of each.

Our marketing strategy creates a distinct image and personality for each brand. Many of our products are linked to recognized designers and design houses such as Balenciaga, Bottega Veneta, Calvin Klein, Chloé, Nautica, Guess? and Marc Jacobs, celebrities, such as Beyoncé Knowles, Lady Gaga, David Beckham, Jennifer Lopez and Madonna, and Lifestyle brands, such as adidas, Davidoff and Playboy. Each of our brands is promoted with consistent logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. Our strategy is to promote these brands mostly in television, print, outdoor ads, in-store displays and online on brand sites and social networks. We also leverage our relationships with celebrities to endorse certain of our products. Recent campaigns include Heidi Klum for Astor, Kate Moss and Georgia May Jagger for Rimmel, Kristen Steward for Balenciaga and Rooney Mara for Calvin Klein.

Our marketing efforts also benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities. Such activities are designed to attract consumers to our counters, displays and walls and make them try, or purchase, our products. We also engage in sampling and “gift-with-purchase” programs designed to stimulate product trials. We have more recently been expanding our digital marketing efforts, including through websites we do not control or operate, with a multi-pronged strategy that ranges from brand sites, social networking campaigns and blogs, to e- commerce. Forty-four of our brands currently have marketing sites, 45 have social networking activities and the philosophy brand website, which we own and operate, has e-commerce capabilities. We also partner with key “brick and mortar” retailers in their expansion into e-commerce.

Our consolidated expenses for advertising and promotional costs were $1.072 billion, $1.086 billion and $974.7 million in fiscal 2013, 2012 and 2011, respectively.

Distribution Channels and Retail Sales

We currently have offices in more than 30 countries and market, sell and distribute our products in over 130 countries and territories.

We have a balanced multi-channel distribution strategy and market products across price points in prestige and mass channels of distribution. We offer certain products through multiple distribution channels to reach a broader range of customers. We sell products in each of our segments through retailers, including hypermarkets, supermarkets, independent and chain drug stores and pharmacies, upscale perfumeries, upscale and mid-tier department stores, nail salons, specialty retailers, duty-free shops and traditional food, drug and mass retailers. Our principal retailers in the mass distribution channel include CVS, Kmart, Target, Walgreens and Wal-Mart in the United States and Boots, DM, Carrefour and Watson’s in Europe. Our principal retailers in the prestige distribution channel include Macy’s, Neiman Marcus, Nordstrom and Saks Fifth Avenue in the United States, AS Watson and Douglas in Europe and Sephora in multiple geographic regions. In fiscal 2013, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets. In fiscal 2013, our top ten retailers combined accounted for 29% of our net revenues and Wal-Mart, our top retailer, accounted for 7% of our net revenues. We are pursuing our strategy of geographic expansion by selling through retailers, our subsidiaries or third-party distributors and our strategy of increasing our presence in e-commerce by selling through websites that support an e-commerce-only product distribution business, including our own branded websites. We believe our commercial expertise enhances our capabilities when we enter new markets where products must suit local consumer preferences, incomes and demographics.

We also sell a broad range of our products through travel retail sales channels, including duty-free shops, airlines, sea lines and other tax-free zones. Travel retail sales channels represented 6% of our net revenues in fiscal 2013. In addition, we sell our products through the internet over our retail partners’ e-commerce sites and through online retailers, and we sell our philosophy products through philosophy-branded websites and through direct marketing via television, such as QVC.

In countries in which we sell our products but where we do not have a subsidiary, our products are sold through third-party distributors. In some cases, we also outsource functions or parts of functions that can be performed more effectively by external service providers. For example, we have outsourced significant portions of our logistics management for our European prestige and mass distribution and our U.S. mass distribution, as well as certain technology-related functions, to third-party service providers. We direct our third-party service providers and distributors in the marketing, advertising and promotion of our products. Our third-party distributors contribute knowledge of the local market and dedicated sales personnel.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we report revenues on a net basis, which reflects the amount of actual returns received and the amount established for anticipated returns. As a percentage of gross sales, returns accounted for approximately 3.7%, 3.5% and 3.6% in fiscal 2013, 2012 and 2011, respectively.

Competition

We compete against a number of manufacturers and marketers of fragrances, color cosmetics and personal care products. Our principal global competitors include L’Oréal S.A., Avon Products, Inc., Beiersdorf AG, The Estée Lauder Companies Inc., Elizabeth Arden, Inc., Interparfums, Inc., Kosé Corporation, Revlon Consumer Products Corporation and Shiseido Co., Ltd. and the beauty divisions of Unilever, LVMH Moët Hennessy Louis Vuitton and The Procter & Gamble Company. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the market. Competition is also increasing from private label products sold by apparel retailers and mass distribution retailers.

We believe that we compete primarily on the basis of perceived value, including pricing and innovation, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile-commerce initiatives, direct sales and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. In particular, in the United States, the fragrances segment and the nail care category has been influenced by the high volume of new product introductions by diverse companies across several different distribution channels.

Refining product portfolios with more enhanced, newer and redesigned products has become a priority as competitors have emerged from the most recent economic decline looking to respond to changing consumer needs. Increased focus on research and development has led to several product enhancements, especially those related to anti-aging products targeted at baby boomers. Additionally, the industry’s introduction of organic and eco-friendly products has resonated with its increasingly environmentally aware customer base.

Intellectual Property

Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property, and to operate without infringing the proprietary rights of others. We rely on a combination of trademarks, patents, copyrights, trade secrets and know-how, intellectual property licenses and other contractual rights (including confidentiality and invention assignment agreements) to establish and protect our proprietary rights.

We own the trademark rights in key sales countries in international Class 3 trademark class (cosmetics and cleaning preparations) for use in connection with the distribution of the following brands: Astor, Coty, Jovan, Joop!, Lancaster, Manhattan, N.Y.C. New York Color, OPI, philosophy, Rimmel, Sally Hansen and TJoy. We license the trademarks for the balance of our material products, and we are generally the exclusive trademark licensee for all Class 3 trademarks used in connection with our products in certain fields. We or our licensors, as the case may be, actively protect the trademarks used in our principal products in the United States and significant markets worldwide. We consider the protection of our trademarks to be essential to our business.

A number of our products also incorporate patented, patent-pending or proprietary technology in their respective formulations and/or packaging, and in some cases our product packaging is subject to copyright, trade dress or community design protection. While we consider our patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of patents or copyrights, is material to the conduct of our business. As of September 2013, we owned approximately 750 U.S. and foreign patents and patent applications.

Products representing a significant portion of our net revenues are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2013, we maintained 43 licenses, two of which were entered into during fiscal 2013. In fiscal 2013, 59% of our net revenues were generated from licensed brands, with our licensed power brands (our top six licenses) representing between 3% and 17% of total net revenues. In fiscal 2012 and 2011, 60% and 62%, respectively, of our net revenues were generated from licensed brands.

Our existing licenses, including those for our power brands, impose obligations on us that we believe are common to many licensing relationships in the beauty industry. These obligations include:

•	paying annual royalties on net sales of the licensed products;

•	maintaining the quality of the licensed products and the applicable trademarks;

•	permitting the licensor’s involvement in and, in some cases, approval of advertising, packaging and marketing plans relating to the licensed products;

•	maintaining minimum royalty payments and/or minimum sales levels for the licensed products;

•	actively promoting the sales of the licensed products;

•	spending a certain amount of net sales on marketing and advertising for the licensed products;

•	maintaining the integrity of the specified distribution channel for the licensed products;

•	expanding the sales of the licensed products and/or the markets in which it is sold;

•	agreeing not to enter into licensing arrangements with competitors of certain of our licensors;

•	indemnifying the licensor in the event of product liability or other claims related to our products;

•	limiting assignment and sub-licensing to third parties without the licensor’s consent; and

•	in some cases, requiring notice to, or approval by, the licensor of certain changes in control as a condition to continuation of the license.

We are currently in compliance with all material terms of our license agreements.

Most licenses have renewal options for one or more terms, which can range from two to 20 years. Certain licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels. The next power brand license scheduled to expire that does not provide for automatic renewal or renewal at our option expires in fiscal 2022. Seven of our licenses expire during fiscal 2014. We expect to renew two of these licenses, neither of which provide for automatic renewal or renewal at our option. For additional risks associated with our licensing arrangements, see “Risk Factors—Our business is dependent upon certain licenses.”

We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see “Risk Factors—Our business is dependent upon certain licenses,” “Risk Factors— If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted,” “Risk Factors—Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of other parties” and “Risk Factors—The illegal distribution and sale by third parties of counterfeit versions of our products could have a negative impact on our reputation and business.”

Employees

As of September 2013, we had approximately 10,000 full-time employees in over 30 countries. In addition, we employ a large number of seasonal contractors during our peak manufacturing and promotional season primarily at our manufacturing facility in Sanford, North Carolina. We recognize the importance of our employees to our business and believe our relationship with our employees is satisfactory.

Our employees in the United States are not covered by collective bargaining agreements. Our employees in certain countries in Europe are subject to works council arrangements. We have not experienced a material strike or work stoppage in the United States or any other country where we have a significant number of employees.

Government Regulation

We and our products are subject to regulation by various U.S. federal regulatory agencies as well as by various state and local regulatory authorities and by the applicable regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, labeling, packaging, advertising and marketing of our products. Because we have commercial operations overseas, we are subject to the FCPA and other countries’ anti-corruption and anti-bribery regimes, such as the U.K. Bribery Act.

Environmental, Health and Safety

We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental laws and regulations have tended to become increasingly stringent and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs to us. For example, certain states, such as California, and the U.S. Congress have proposed legislation relating to chemical disclosure and other requirements related to the content of our products. For more information, see “Risk Factors—We are subject to environmental, health and safety laws and regulations that could affect our business or financial results.”

Seasonality

Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Working capital requirements, sales, and cash flows generally experience variability during the three to six months preceding the holiday period due in part to product innovations and new product launches and the size and timing of certain orders from our customers. While we continue to attempt to reduce this seasonality, sales volume of holiday gift items is, by its nature, difficult to forecast.

We generally experience peak inventory levels from July to October and peak receivable balances from September to December. During the months of November, December and January of each year, cash is normally generated as customer payments for holiday season orders are received.

In response to this seasonality and other factors, management has implemented various working capital programs aimed at optimizing the effectiveness of our inventories, customer receivables and accounts payable. For example, to improve inventory productivity, we have enhanced our sales and operational planning forecasting processes. To improve accounts payable efficiency, we have commenced a harmonization of our vendor management practices across geographies to optimize our payments to vendors.

Availability of Reports

We make available financial information, news releases and other information on our website at www.coty.com. There is a direct link from the website to our Securities and Exchange Commission (“SEC”) filings via the EDGAR database at www.sec.gov, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. Stockholders may also contact Investor Relations at 350 Fifth Avenue, New York, New York 10118 or call 212-479-4300 to obtain hard copies of these reports without charge.

Item 1A. Risk Factors.

You should consider the following risks and all of the other information in this Annual Report in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, may be materially and adversely affected.

The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies. Some of our competitors have greater resources than we do and may be able to respond more effectively to changing business and economic conditions than we can. Most of our products compete with other widely advertised brands within each product segment. Competition in the beauty business is based on pricing of products, quality of products and packaging, perceived value and quality of brands, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas or whether new competitors will emerge in the beauty business, including competitors who offer comparable products at more attractive prices. In particular, the fragrances segment in the United States is being influenced by the high volume of new product introductions by diverse companies across several different distribution channels, including private label brands and cheaper brands that have increased pricing pressure. In addition, further technological breakthroughs, new product offerings by competitors, and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy. Our ability to compete also depends on the continued strength of our products, both power brands and other brands, including our continued leadership in fragrances, growth and innovation in color cosmetics and growth in skin & body care, the success of our branding, innovation and execution strategies, our ability to acquire or enter into new licenses and to continue to act as licensee of choice for various brands, the continued diversity of our product offerings to help us compete effectively, the successful management of new product introductions and innovations, our success in entering new markets and expanding our business in existing geographies, the success of any future acquisitions and our ability to protect our intellectual property. If we are unable to continue to compete effectively on a global basis, it could have an adverse impact on our business, results of operations and financial condition.

Rapid changes in market trends and consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to industry trends and changes in consumer preferences for fragrances, color cosmetics and skin & body care products, consumer attitudes toward our industry and brands and in where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products and refine our approach as to how and where we market and sell our products. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer tastes cannot be predicted with certainty and can change rapidly. Additionally, due to the increasing use of social and digital media by consumers and the speed by which information and opinions are shared, trends and tastes may continue to change even more quickly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our financial results may suffer.

Our success depends on our ability to achieve our global business strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our global business strategy, which is dependent upon a number of factors, including our ability to:

•	develop our power brands portfolio through branding, innovation and execution;

•	identify and incubate new and existing brands with the potential to develop into global power brands;

•	innovate and develop new products that are appealing to the consumer;

•	extend our brands into the other segments of the beauty industry in which we compete and develop new brands;

•	acquire or enter into new licenses;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels within existing geographies to increase market presence, brand recognition and sales;

•	expand our market presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products and supply chain integration and efficiency initiatives;

•	effectively manage capital investments and working capital to improve the generation of cash flow; and

•	execute any acquisitions quickly and efficiently and integrate businesses successfully.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current net revenues and, therefore, may be dilutive to our earnings, at least in the short term. In addition, we may decide to divest or discontinue certain brands or streamline operations and incur other costs or special charges in doing so. We cannot give any assurance that we will realize, in full or in part, the anticipated strategic benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to identify suitable acquisition targets or realize the full intended benefit of acquisitions we undertake.

During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. The assets we have acquired in the past several years represent a significant portion of our net assets. In fiscal 2011 we acquired four businesses: Philosophy, OPI, Dr. Scheller and TJoy. We will continue to evaluate and anticipate engaging in additional selected acquisitions that would complement our current product offerings, expand our distribution channels, increase the size and geographic scope of our operations or otherwise offer operating efficiency opportunities and growth potential. There can be no assurance that we will be able to continue to identify suitable acquisition candidates in the future or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions. For example, we recently experienced an unanticipated leadership change at TJoy after we acquired it which, combined with less favorable trade conditions in China, has resulted in TJoy performing below our expectations and impairments of trademarks. Similarly, Philosophy earned lower net revenues than expected in the first fiscal year after its acquisition primarily due to delays in planned international market product distribution expansion, which also resulted in impairments of trademarks. See “—Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future” and “—The purchase price of future acquisitions may not be representative of the operations acquired.” Our failure to achieve intended benefits from any future acquisitions could cause a material adverse effect on our results, business or financial condition.

Our acquisition activities may present managerial, integration, operational and financial risks.

Our acquisition activities expose us to certain risks, including diversion of management attention from existing core businesses and potential loss of customers or key employees of acquired businesses. If required, the financing for an acquisition could increase our indebtedness, dilute the interests of our stockholders or both. The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. In addition, acquisitions of foreign businesses entail certain particular risks, including difficulties in markets and environments where we lack a significant presence, including inability to seize opportunities available in those markets in comparison to our global or local competitors. For example, our growth strategy may require us to seek market penetration through sales channels with which we are not familiar, which may be the dominant sales channels in the relevant geographies. To the extent we acquire businesses located in countries or jurisdictions with currencies other than the U.S. dollar, the U.S. dollar equivalent cost of the acquisition, as well as future profits and revenues, may be adversely impacted should exchange rates vary in unexpected ways. We may experience difficulties in integrating newly acquired businesses. For example, after our acquisition of TJoy, a significant portion of TJoy’s former management departed earlier than expected. Even if we are able to integrate our acquired businesses, such transactions involve the risk of unanticipated or unknown liabilities, including with respect to environmental and regulatory matters. Our failure to successfully integrate any acquired business could have a material adverse effect on our business, financial condition and operating results.

Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.

We currently have offices in more than 30 countries and market, sell and distribute our products in over 130 countries and territories. Our growth strategy depends in part on our ability to grow in emerging markets including expanding our operations in China and Russia and building our business in Brazil and South East Asia. In addition, our acquisitions and operations in some emerging markets may be subject to greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than are common in established areas.

Although we have implemented policies, procedures and trainings designed to ensure compliance with anti-bribery laws, trade controls and economic sanctions, and similar regulations, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. We may incur costs or other penalties in the event that any such violations occur, which could have an adverse effect on our business and reputation.

The United States has imposed export controls and economic sanctions that prohibit export or re-export of products subject to U.S. jurisdiction to specified end users and destinations, and/or prohibit U.S. companies and other U.S. persons from engaging in business activities with certain persons, entities, countries or governments that it determines are adverse to U.S. foreign policy interests, including Iran and Syria. In 2012, we determined that our majority-owned subsidiary in the United Arab Emirates (“UAE”) had re-exported certain of our products manufactured in the U.S. to Syria, which may have been in violation of U.S. export control laws. We have taken remedial action to cease further sales to Syria. See “Legal Proceedings” for additional information regarding such sales and the status of the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) investigation and “—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations” for additional information regarding risks related to such sales. In addition, some of the affiliate’s Syria sales were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We have also recently determined that the same affiliate had re-exported some of our products to Iran through an intermediary UAE entity. We ceased all sales to the OFAC-designated party in January 2010 and have ceased all sales to Iran, Syria and OFAC-designated parties. We do not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC. We may experience reputational harm and increased regulatory scrutiny as a result of our subsidiary’s sales to Syria and Iran. In addition, the U.S. may impose additional sanctions at any time on other countries where we sell our products. If so, our existing activities may be adversely affected, or we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed.

Under U.S. law, U.S. companies and their controlled-in-fact foreign subsidiaries and affiliates are prohibited from participating in unsanctioned foreign boycotts. Currently, the United States considers the Arab League boycott of Israel to constitute an unsanctioned foreign boycott. In the course of our internal investigation into compliance with U.S. export laws by our majority-owned subsidiary in the UAE, we determined that the subsidiary may have violated U.S. anti-boycott laws by certifying on invoices (including some that involved goods manufactured in the United States) that the orders did not contain any materials of Israeli origin. See “—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations” for additional information regarding risks related to such certifications.

In addition, some of our recent acquisitions have required us to integrate non-U.S. companies which had not, until our acquisition, been subject to U.S. law. In many countries outside of the United States, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our business, financial condition, cash flows and results of operations.

We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations.

In 2012, we determined that our majority-owned subsidiary in the UAE had re-exported certain of our products to Syria in transactions that may constitute violations of the U.S. Export Administration Regulations (“EAR”) enforced by the OEE. We voluntarily reported the transactions to OEE in December 2012 and submitted our final voluntary report in June 2013 and undertook remedial action to prevent any further such transactions, including auditing the subsidiary and notifying each of the subsidiary’s employees and distributors of the current U.S. sanctions and export control laws and asking that each distributor acknowledge the same. We also notified OFAC of our voluntary disclosure to the OEE.

OEE is in receipt of our final voluntary report. The agency is still reviewing the possible violations. The OEE investigation may take many months to complete, and we do not know when OEE will make a final determination.

In the course of our internal investigation into compliance by our majority-owned subsidiary in the UAE with U.S. export control laws, we also determined that the subsidiary may have violated EAR anti-boycott laws by including a legend on invoices confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S.-origin goods. We made an initial voluntary disclosure of the potential violations to the U.S. Department of Commerce, Bureau of Industry and Security, Office of Antiboycott Compliance (“OAC”) in January 2013 and undertook remedial action to prevent any further inclusion of the legends on invoices. We submitted our final voluntary disclosure to OAC in June 2013.

Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OEE and OAC each have wide discretion to settle claims for violations. We believe that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OEE or OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See Note 24, “Commitments and Contingencies” in our notes to Consolidated Financial Statements.

Our business is dependent upon certain licenses.

Products covering a significant portion of our net revenues are marketed under exclusive license agreements which grant us and/or our subsidiaries the rights to use certain intellectual property (trademarks, trade dress, names and likeness, etc.) in certain fields on a worldwide and/or regional basis. As of June 30, 2013, we maintained 43 license agreements, which collectively accounted for 59% of our net revenues in fiscal 2013. In fiscal 2013, our top six licensed brands collectively accounted for 40% of our net revenues, and each represented between 3% and 17% of net revenues. The termination of one or more of our license agreements or the renewal of a license agreement on less favorable terms could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional license agreements in the future, the terms of such license agreements may be less favorable than the terms of our existing license agreements.

We rely on our licensors to manage and maintain their brands. Many of our licenses are with celebrities whose public personae we believe are in line with our business strategy. Since we do not maintain control over such celebrities’ brand and image, however, they are subject to change at any time without notice, and there can be no assurance that these celebrity licensors will maintain the appropriate celebrity status or positive association among the consumer public to maintain sales of products bearing their names and likeness at the projected sales levels. Similarly, since we are not responsible for the brand or image of our designer licensors, sales of related products or projected sales of related products could suffer if the designer suffers a general decline in the popularity of its brands due to mismanagement, changes in fashion or consumer preferences, or other factors beyond our control.

Our existing licenses run for varying periods with varying renewal options and may be terminated if certain conditions, such as royalty payments, are not met. These licenses impose various obligations on us which we believe are common to many licensing relationships in the beauty industry. These obligations include:

•	maintaining the quality of the licensed product and the applicable trademarks;

•	permitting the licensor’s involvement in and, in some cases, approval of advertising, packaging and marketing plans;

•	paying royalties at minimum levels and/or maintaining minimum sales levels;

•	actively promoting the sales of the licensed product;

•	spending a certain amount of net sales on marketing and advertising for the licensed product;

•	maintaining the integrity of the specified distribution channel for the licensed product;

•	expanding the sales of the product and/or the jurisdictions in which the product is sold;

•	agreeing not to enter into licensing arrangements with competitors of certain of our licensors;

•	indemnifying the licensor in the event of product liability or other claims related to our products;

•	limiting assignment and sub-licensing to third parties without the licensor’s consent; and

•	in some cases, requiring notice to the licensor or its approval of certain changes in control.

If we breach any of these obligations or any other obligations set forth in any of our license agreements, our rights under the license agreements that we have breached could be terminated, which could have a material adverse effect on our business, financial condition and results of operations.

Our success is also partially dependent on the reputation of our licensors and the goodwill associated with their intellectual property. Our licensors’ reputation or goodwill may be harmed due to factors outside our control, which could have a material adverse effect on our business, financial condition and results of operations. In addition, in the event that any of our licensors were to enter bankruptcy proceedings, we could lose our rights to use the intellectual property that the applicable licensors license us to use.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.

Our intellectual property is a valuable asset of our business. For example, the market for our products depends to a significant extent upon the value associated with our product innovations and our owned and licensed brands. Although certain of our intellectual property is registered in the United States and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use or defend key trademarks. We rely on a combination of trademark, trade dress, patent, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters as discussed under “—The illegal distribution and sale by third parties of counterfeit versions of our products could have a negative impact on our reputation and business,” which could adversely affect our competitive position or ability to sell our products. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the United States, and the laws of foreign countries, including many emerging markets in which we operate, such as China, may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and patents may be substantial.

In addition, we may fail to apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. For example, we cannot provide assurance that our applications for patents, trademarks and other intellectual property rights will be granted, or, if granted, will provide meaningful protection. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to any of our current trademarks, patents and copyrights, or any trademarks, patents or copyrights that we may seek to obtain in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business and results of operations. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.

In order to protect or enforce our intellectual property and other proprietary rights, or to determine the enforceability, scope or validity of the intellectual or proprietary rights of others, we may initiate litigation or other proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation and other proceedings also put our intellectual property at risk of being invalidated or interpreted narrowly. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or other proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

In addition, many of our products bear, and the value of our brands is affected by, the trademarks and other intellectual property rights of our brand partners and licensors. Our brand partners’ and licensors’ ability to maintain and protect their trademark and other intellectual property rights is subject to risks similar to those described above with respect to our intellectual property. We do not control the protection of the trademarks and other intellectual property rights of our brand partners and licensors and cannot ensure that our brand partners and licensors will be able to secure or protect their trademarks and other intellectual property rights. The loss of any of our significant owned or licensed trademarks, patents, copyrights or other intellectual property in any jurisdiction where we conduct a material portion of our business or where we plan geographic expansion could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of other parties.

Our commercial success depends at least in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of others. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage, and to the extent we gain greater visibility and market exposure as a public company, we may also face a greater risk of being the subject of such litigation. For these and other reasons, third parties may allege that our products, services or activities infringe, misappropriate or otherwise violate their trademark, patent, copyright or other proprietary rights. Defending against allegations and litigation could be expensive, take significant time, divert management’s attention from other business concerns, and delay getting our products to market. In addition, if we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities. Our inability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of others could therefore have a material adverse effect on our business, financial condition and results of operations.

Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.

We are required, at least annually, or as facts and circumstances warrant, to test goodwill and other assets to determine if impairment has occurred. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net revenue growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other assets and the implied fair value of the goodwill or the fair value of other assets in the period the determination is made. We cannot always accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, it would have an adverse effect on our financial condition and results of operations. For example, during fiscal 2012, we recorded a $188.6 million asset impairment charge on the philosophy and TJoy trademarks due to lower than expected net revenues following their acquisition, as well as a related goodwill impairment charge of $384.4 million, each as described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Revenues—Operating Income—Adjusted Operating Income—Asset Impairment Charges.”

The purchase price of future acquisitions may not be representative of the operations acquired.

During the past several years, we have taken advantage of selected acquisition opportunities that we believed would complement our current product offerings, expand our distribution channels, increase the size and geographic scope of our operations or otherwise offer operating efficiency opportunities and growth potential. Among other acquisitions in fiscal 2011, we acquired 100% of Philosophy’s stock for $929.7 million cash, and acquired 100% of TJoy via a stock purchase, for a total cash purchase price of $346.2 million. Each of these acquisitions resulted in impairment charges in fiscal 2012. For Philosophy, where the trademark impairment charge was $130.6 million in fiscal 2012, reductions in our projections were caused by lower than projected net revenues in the U.S. market, due to an innovation plan that was smaller in scope and less successful than expected, and a slowdown of brand sales momentum in certain key retailers. Furthermore, the expansion of the Philosophy business into certain international markets anticipated in fiscal 2012 was delayed due to a longer than expected product registration process in certain countries, contributing significantly to a reduction in current and long-term projected net revenues of the business and its resultant fair value. We also incurred a goodwill impairment charge of $384.4 million in fiscal 2012, resulting from the events described above impacting Philosophy projections, coupled with a delay in anticipated cost savings associated with consolidating the Philosophy business into our existing operations. For TJoy, where the trademark impairment charge was $58.0 million in fiscal 2012, our business performance was impacted by the departure of key employees, and the related transition to new leadership during our third quarter of fiscal 2012.

We are not aware of any other impairments at this time, and we cannot accurately predict the amount and timing such impairments, if any. We may experience subsequent impairment charges with respect to goodwill, intangible assets or other items, as we did in fiscal 2012. It is possible that future acquisitions may result in acquisition of additional goodwill and/or other intangible assets. Any such goodwill or assets acquired may become subject to impairment, which would reflect that the purchase price paid or owed with respect to such acquisitions is not representative of the operations or business acquired, which could have an adverse effect on our financial condition and results of operations.

A general economic downturn, the debt crisis and economic environment in Europe or a sudden disruption in business conditions may affect consumer purchases of our products, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. For example, in the 2008–09 economic downturn, our net revenues declined. Global events beyond our control may impact our business, operating results and financial condition.

The ongoing eurozone debt crisis has caused, and is likely to continue to cause, disruptions both in local economies and in global financial markets, particularly if it leads to any future sovereign debt defaults or significant bank failures or defaults in the eurozone. Market disruptions in the eurozone could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Concerns have been raised as to the financial, political and legal ineffectiveness of measures taken to date.

Continuing or worsening recessionary environments in Europe and elsewhere could affect the demand for our products and may result in longer sales cycles, slower acceptance of new products and increased competition for sales. Calendar year 2012 and 2013 sales in Europe in fragrances and categories of the color cosmetics industry have declined due to the economic slowdown, although our performance in the segments in which we compete have historically outperformed the industry. Deterioration of economic conditions in Europe or elsewhere could also impair collections on accounts receivable. In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic, or as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes, can have a short- and, sometimes, long-term impact on consumer spending. Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling have impacted our travel retail business, and may continue to do so in the future. A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies where our travel retail business is located could adversely affect our net revenues and profitability.

If consumer purchases decrease, we may not be able to generate enough cash flow to meet our obligations and commitments. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms.

A sudden disruption in business conditions or a general economic downturn may affect the financial strength of our customers that are retailers, which could adversely affect our financial results.

A decline in consumer purchases tends to impact our retailer customers. The financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also decide to assume more credit risk relating to the receivables from that retailer. Our inability to collect receivables from one of our largest customers that is a retailer, or from a group of these customers, could have a material adverse effect on our business, results of operations and financial condition. If a retailer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.

Volatility in the financial markets could have a material adverse effect on our business.

While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facility or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or could leave us unhedged against certain interest rate or foreign currency exposures, which could have an adverse impact on our business, financial condition and results of operations. In addition, the cost of certain items required by our operations, such as raw materials, transportation and freight, may be affected by changes in the value of the relevant currencies in which their price or cost is quoted or analyzed. We hedge certain exposures to foreign currency exchange rates arising in the ordinary course of business in order to mitigate the effect of such fluctuations.

Our debt facilities require us to comply with specified financial covenants that may restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.

We remain dependent upon others for our financing needs, and our debt agreements contain restrictive covenants. Our principal credit facility, which we refinanced on April 2, 2013, and the agreement governing our private placement of notes, which was amended on July 22, 2013, each contain covenants requiring us to maintain specific financial ratios and contain certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness, dividends and other distributions and changes of control. There is a risk that these covenants could constrain execution of our business strategy and growth plans, including acquisitions. Should we decide to pursue an acquisition that requires financing that would result in a violation of our existing debt covenants, refusal of our current lenders to permit waivers or amendments to our existing covenants could delay or prevent consummation of our plans. This principal credit facility will expire in April 2018 and the notes are due in 2017, 2020 and 2022. There is no assurance that alternative financing or financing on as favorable terms will be found when these agreements expire.

We are subject to risks related to our international operations.

We operate on a global basis, and the majority of our fiscal 2013 net revenues was generated outside the United States. We maintain offices in over 30 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. As of June 30, 2013, approximately 67% of our total net revenues, and approximately 27% of our long-lived assets were attributable to our foreign operations. Non-U.S. operations are subject to many risks and uncertainties, including:

•

fluctuations in foreign currency exchange rates, which have affected and may in the future affect our results of operations, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required by our operations;

•

changes in foreign laws, regulations and policies, including restrictions on foreign investment, trade, import and export license requirements, quotas, trade barriers and other protection measures imposed by foreign countries, and tariffs and taxes, as well as changes in U.S. laws and regulations relating to foreign trade and investment;

•

difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex domestic and international laws, treaties and regulations, including the FCPA, and different regulatory structures and unexpected changes in regulatory environments;

•	failure to effectively and immediately implement processes and policies across our diverse operations and employee base; and

•	adverse weather conditions, social, economic and geopolitical conditions, such as terrorist attacks, war or other military action or violent revolution.

We intend to reinvest undistributed earnings and profits from our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax expenditures. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We cannot predict whether or in what form this proposed legislation may pass. If enacted, such legislation could have a material adverse impact on our tax expense and cash flow. Further, certain U.S. tax provisions are due to expire within the next year that, if not extended, could materially and adversely affect the tax positions of many U.S. multinationals, including ourselves.

Substantially all of our cash and cash equivalents that result from these earnings remain outside the United States. As of June 30, 2013, 2012 and 2011, cash and cash equivalents in foreign operations included $914.2 million, $605.0 million and $505.0 million, or 99.3%, 99.2% and 98.9% of aggregate cash and cash equivalents, respectively.

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. We face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time. These risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the euro, the British pound, the Swiss franc, the Russian ruble, the Polish zloty, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our financial condition and results of operations.

Our failure to protect our reputation, or the failure of our partners to protect their reputations, could have a material adverse effect on our brand images.

Our ability to maintain our reputation is critical to our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, including applicable U.S. trade sanctions, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. See “—Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks” and “—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations.” We are also dependent on the reputations of our brand partners and licensors, which can be affected by matters outside of our control. Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

Our business is subject to seasonal variability.

Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding the holiday period. Any substantial decrease in net revenues, in particular during periods of increased sales due to seasonality, could have a material adverse effect on our financial condition, results of operations and cash flows.

We sell our products in a continually changing retail environment.

The retail industry, particularly in the United States and Europe, has continued to experience consolidation and other ownership changes, and the business environment for selling fragrances, color cosmetics, and skin & body care products may change further. During the last several years, significant consolidation has occurred. The trend toward consolidation, particularly in developed markets such as the United States and Western Europe, has resulted in us becoming increasingly dependent on key retailers that control a higher percentage of retail locations, including large-format retailers and consolidated entities that own retail chains in both the mass and prestige distribution channels, which have increased their bargaining strength. Major retailers may, in the future, continue to consolidate, undergo restructuring or realign their affiliations, which could decrease the number of stores that sell our products or increase ownership concentration within the retail industry. Further business combinations among retailers may impede our growth and the implementation of our business strategy. In addition, the highly competitive U.S. discount and drug store environment has resulted in financial difficulties and store closings for a number of retailers, several of whom have liquidated or been acquired as a result. In addition, retailers, particularly in North America, have been reducing to a substantial extent their inventories of products, including our products. In fiscal 2013, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets, including the United States.

This trend towards consolidation has also resulted in an increased risk related to the concentration of our customers with respect to which we do not have long-term sales agreements or other contractual assurances as to future sales. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason, which, in addition to a general deterioration of our customers’ business operations, could have a corresponding material adverse effect on our business.

As the retail industry changes, consumers may prefer to purchase their fragrances and cosmetics from other distribution channels than those we use, and we may not continue to be as successful in penetrating those channels as we currently are in other channels, or as successful as our competitors are. For example, we have not sold products through the direct sales channel in the markets where it is significant, and we are less experienced in e-commerce, direct response and door-to-door than in our more traditional distribution channels. Assuming e-commerce, direct response and door-to-door sales continue to grow worldwide, we will need to continue to develop related strategies in order to remain competitive. If we are not successful in the direct sales channel, we may experience lower than expected revenues or be required to recognize goodwill impairments, as we have recently done with respect to our Philosophy acquisition. See “—Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.”

In addition, as we expand into new markets, other distribution channels that we do not utilize may be more significant. Although we have been able to recognize and adjust to many such changes in the retail industry to date, we can make no assurance as to our ability to make such adjustments in the future or the future effect of any such changes, including any potential material adverse effect such changes could have on our business, results of operations and financial condition. This concern is also valid with respect to new markets with which we are less familiar. See “—Our acquisition activities may present managerial, integration, operational and financial risks.” While many fragrance brands are distributed in either the prestige or mass-market, over the past several years “prestige” brands have become increasingly available in other outlets through unauthorized means. While we have taken actions and expended considerable resources to confront such “diversion” of our products and the unauthorized introduction of other prestige products into the mass-market sales channels, there can be no assurance that such actions will be successful or that “diversion” of our products will not have an adverse impact on our business, prospects, financial condition and results of operations.

A disruption in operations could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, and other external factors over which we have no control. The loss of, or damage to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, results of operations and financial condition.

Our decision to outsource certain functions means that we are dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. We have outsourced significant portions of our logistics management for our European prestige and mass businesses and our U.S. mass business, as well as certain technology-related functions, to third-party service providers. The dependence on a third party could lessen our control over deliveries to our customers. For example, in the third quarter of fiscal 2013 we transitioned to a new third-party logistics provider in Europe, which negatively impacted our sales. While we believe we conduct appropriate due diligence before entering into agreements with outsourcing entities, the failure of one or more such entities to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.

Third-party suppliers provide, among other things, the raw materials used to manufacture our products, and the loss of these suppliers, damage to our third-party suppliers’ reputations or a disruption or interruption in the supply chain may adversely affect our business.

We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our products. Increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact their reputations. Any of these failures or behaviors could lead to various adverse consequences, including damage to our reputation, decreased sales and consumer boycotts.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers. In addition, the unauthorized disclosure of non-public sensitive information could lead to the loss of intellectual property or damage our reputation and brand image or otherwise adversely affect our ability to compete.

Our success depends, in part, on our employees.

Our success depends, in part, on our ability to retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense, and although our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

Our success depends, in part, on the quality, efficacy and safety of our products.

Product safety or quality failures, actual or perceived, or allegations of product contamination, even when false or unfounded, or inclusion of regulated ingredients could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected production was distributed. Such issues or recalls could negatively affect our profitability and brand image.

If our products are perceived to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales or become subject to liability claims. In addition, safety or other defects in our competitors’ products could reduce consumer demand for our own products if consumers view them to be similar. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our ability to successfully manage our inventories.

We currently engage in a program seeking to improve control over our inventories. This program has identified, and may continue to identify, inventories that are not saleable in the ordinary course, and that may have an adverse effect on our financial results. Moreover, there is no assurance that any inventory management program will be successful. If we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard. If we are not successful in managing our inventory, our business, financial condition and results of operations could be adversely affected.

Changes in laws, regulations and policies that affect our business or products could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, restrictions or requirements related to product content, labeling and packaging, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, could adversely affect our financial results.

Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, financial condition and/or results of operations.

We have a rigorous process for the continuous development and evaluation of new product concepts, led by executives in marketing, sales, research and development, product development, operations, law and finance. Each new product launch, including those resulting from this new product development process, carries risks, as well as the possibility of unexpected consequences, including:

•

our advertising, promotional and marketing strategies for our new products may be less effective than planned and may fail to effectively reach the targeted consumer base or engender the desired consumption;

•	product purchases by our consumers may not be as high as we anticipate;

•

we may experience out-of-stocks and/or product returns exceeding our expectations as a result of our new product launches or retailer space reconfigurations or our net revenues may be impacted by retailer inventory management or changes in retailer pricing or promotional strategies;

•

we may incur costs exceeding our expectations as a result of the continued development and launch of new products, including, for example, advertising, promotional and marketing expenses, sales return expenses or other costs related to launching new products; and

•	our product pricing strategies for new product launches may not be accepted by our retail customers or their consumers, which may result in our sales being less than anticipated.

The illegal distribution and sale by third parties of counterfeit versions of our products could have a negative impact on our reputation and business.

Third parties may illegally distribute and sell counterfeit versions of our products, which may be inferior or pose safety risks. Consumers could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could adversely affect our business. The presence of counterfeit versions of our products in the market could also dilute the value of our brands or otherwise have a negative impact on our reputation and business.

We believe our trademarks, copyrights, patents, and other intellectual property rights are extremely important to our success and our competitive position. While we devote significant resources to the registration and protection of our intellectual property and are aggressive in pursuing entities involved in the trafficking and sale of counterfeit products, we have not been able to prevent, and may in the future be unable to prevent, the imitation and counterfeiting of our products or the infringement of our trademarks. In particular, in recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the internet.

We are subject to environmental, health and safety laws and regulations that could affect our business or financial results.

We are subject to various foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to or imposing liability with respect to, among other things, the use, storage, handling, transportation and disposal of hazardous substances and wastes as well as the emission and discharge of such into the ground, air or water at our facilities or off-site, and the registration and evaluation of chemicals. Certain environmental laws and regulations also may impose liability for the costs of cleaning up contamination, without regard to fault, on current or previous owners or operators of real property and any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. We are currently involved in investigation or removal and/or remediation activities at certain sites. For example, prior to its acquisition by Coty, Del Labs sold its LaCross facility in Newark, New Jersey. The buyer gave Del Labs certain indemnities and agreed to remediate the property. Recently, Coty received a demand from the New Jersey Department of Environmental Protection to complete the remediation of the property. We are currently in discussions with the NJDEP. While there can be no assurances as to remediation costs, we do not expect the remediation to result in material expenditures. Third parties may also make claims for personal injuries and property damage associated with releases of hazardous substances from these or other sites in the future.

Environmental laws and regulations are complex, change frequently and have tended to become increasingly stringent and, as a result, environmental liabilities, costs or expenditures could adversely affect our financial results or results of operations.

We are controlled by JAB Holdings II B.V. (“JAB”). Donata Holding SE (“Donata”), Parentes Holding SE (“Parentes”) and JAB Holdings B.V. As a result of their control of us, they have the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of September 16, 2013, we are controlled by JAB Holdings II B.V. (“JAB”). Donata Holding SE (“Donata”), Parentes Holding SE (“Parentes”) and JAB Holdings B.V. indirectly share voting and investment control over the shares held by JAB. JAB does not hold any of our Class A common stock, but holds 84.9% of both our outstanding Class B common stock and the combined voting power of our outstanding common stock. Each share of our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As a result, JAB has the ability to exercise control over decisions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and significant corporate transactions, such as a merger or other sale of the Company or its assets, subject to JAB’s obligations under a stockholders agreement with other significant holders: affiliates of Berkshire Partners LLC (which affiliates we refer to as “Berkshire”) and affiliates of Rhône Capital L.L.C. (which affiliates we refer to as “Rhône”). JAB has the ability to make these decisions regardless of whether others believe that such change or transaction is in our best interests. So long as JAB, or affiliates of JAB, continues to beneficially own a sufficient number of shares of Class B common stock, even if they own significantly less than 50% of the shares of our outstanding common stock, they will continue to be able to effectively control our decisions, subject to JAB’s obligations under the stockholders agreement. In addition, pursuant to the stockholders agreement, Berkshire and Rhône each has the right to nominate a director to our Board of Directors, and each of the parties has agreed to vote for the other parties’ nominees. Berkshire and Rhône each hold this right so long as they continue to own at least 13,586,957 shares of either class of our common stock in the aggregate, respectively, adjusted for any stock split, dividend or combination, or any reclassification, recapitalization, merger, consolidation, exchange or other similar reorganization. In addition, the Class B common stock held by Berkshire and Rhône may be transferred to an unrelated third party if the holders of a majority of the shares of Class B common stock held by JAB and its affiliates have consented to that transfer in writing in advance.

The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of the Company and may ultimately affect the market price of our Class A common stock. JAB, Berkshire and Rhône are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JAB, Berkshire and Rhône or their respective affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.

JAB, Donata, Parentes and JAB Holdings B.V. collectively own more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

While we have voluntarily caused our Board to have a majority of independent directors and the written charters of our Audit and Finance Committee and Remuneration and Nomination Committee to have the otherwise required provisions, we are not requiring our Remuneration and Nomination Committee to be comprised solely of independent directors. As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B. Unresolved Staff Comments.

As of the filing of this Annual Report on Form 10-K, there were no unresolved comments from the Staff of the SEC.

Item 2. Properties.

We occupy numerous offices, manufacturing and distribution facilities in the United States and abroad. Our principal executive office is located in New York, New York. We have six research and development facilities worldwide, located in the United States, Europe and China. We also operate manufacturing facilities in the United States, England, France, Spain and China. Effective fiscal 2012, we created a fragrance “Center of Excellence” for research and development and centralized global supply chain management in Geneva, Switzerland.

We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of September 16, 2013. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use
New York, New York (3 locations) (leased)	Corporate/Commercial
Phoenix, Arizona (multiple locations) (leased)	Manufacturing/Commercial/R&D
North Hollywood, California (multiple locations) (leased)	Manufacturing/Commercial/R&D
Morris Plains, New Jersey (3 locations) (leased)	R&D
Sanford, North Carolina (owned)	Manufacturing
Ashford, England (land leased, building owned)	Manufacturing
Chartres, France (owned)	Manufacturing
Paris, France (2 locations) (leased)	Corporate/Commercial
Geneva, Switzerland (leased)	Corporate/Commercial/R&D
Monaco (2 locations) (leased)	Manufacturing/R&D
Granollers, Spain (owned)	Manufacturing
Jiangsu Province, China (multiple locations) (land leased, building owned)	Manufacturing/Commercial/R&D

We are consolidating our New York operations into one location. We are also in the process of combining our three locations in Morris Plains, New Jersey into one location.

Item 3. Legal Proceedings.

On June 28, 2013, we submitted our final voluntary disclosure to the U.S. Commerce Department’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) which disclosed the results of our internal due diligence review conducted with the advice of outside counsel regarding certain export transactions from January 2008 through March 2012. In particular, we disclosed information relating to overall compliance with U.S. export control laws by our majority-owned subsidiary in the UAE, and the nature and quantity of its re-exports to Syria that we believe may constitute violations of the U.S. Export Administration Regulations (“EAR”). In addition, we disclosed that prior to January 2010 some of our subsidiary’s sales to Syria were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We do not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC. We also notified OFAC of our final voluntary disclosure to the OEE. We are working with OFAC to provide responses to any questions posed by OFAC to us. We cannot predict when OFAC will complete its review of our final voluntary disclosure. The disclosure addressed the above described findings and the remedial actions we have taken to date.

OEE is still reviewing our final voluntary disclosure. In our submission, we have provided OEE with an explanation of the activities that led to the sales of our products in Syria. OEE may conclude that our actions resulted in violations of U.S. export control law and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business. We cannot predict when OEE will complete its review or whether it will impose penalties.

On June 28, 2013, we voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) the final results of our internal due diligence review. In particular, we disclosed information relating to overall compliance with U.S. antiboycott laws by our majority-owned subsidiary in the UAE, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S. origin goods. We believe inclusions of this legend may constitute violations of U.S. antiboycott laws. The disclosure addressed the above described findings and the remedial actions we have taken to date.

Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OEE and OAC each have wide discretion to settle claims for violations. We believe that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OEE or OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See “Risk Factors—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations” and Note 24, “Commitments and Contingencies” in our notes to Consolidated Financial Statements for fiscal 2013.

In addition, we are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. Prior to its acquisition by Coty, Del Labs sold its LaCross facility in Newark, New Jersey. The buyer gave Del Labs certain indemnities and agreed to remediate the property. In May 2013, Coty received a demand from the New Jersey Department of Environmental Protection to complete the remediation of the property. We are currently in discussions with the NJDEP. While we cannot predict the outcome of the Newark matter, management believes that the outcome of this matter and other current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “COTY” as of June 13, 2013.

	High	Low	Cash Dividends
June 13 – June 30, 2013	$17.65	$16.31	—

Our common stock was not listed on the New York Stock Exchange or any other exchange prior to June 13, 2013. Our Class B common stock is not listed or publicly traded on any exchange.

Stockholders of Record

As of June 30, 2013 there were 68 stockholders of record of our Class A common stock and 7 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

Subject to legally available funds, we intend to pay an annual cash dividend on our Class A and Class B common stock in the second quarter of each fiscal year. Our ability to pay dividends has certain risks and limitations, and we cannot assure you that any dividends will be paid in the anticipated amounts and frequency, or at all. Our Board of Directors retains the right to change our intention to pay dividends at any time. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors.

In the second quarter of fiscal 2013, we declared a cash dividend of $0.15 per share, or approximately $57.8 million, on our then common stock, of which $57.4 million was paid in the second quarter of fiscal 2013. The remaining $0.4 million is payable upon vesting of shares of restricted stock and settlement of restricted stock units that had not vested as of the June 30, 2013.

On September 17, 2013, we announced a cash dividend of $0.20 per share, or approximately $78.0 million, on our Class A and Class B common stock, payable on October 31, 2013 to holders of record on October 11, 2013. The dividend is applicable to Restricted Stock Units outstanding on October 11, 2013 and will be paid when such units vest.

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of shares of our Class A common stock. No Class B common stock shares were repurchased during this period.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 13 – June 30, 2013	283,006	$17.50	—	(1)	—	(1)

(1)

On June 13, 2013, the day our Class A common stock began trading on the New York Stock Exchange, 1,195,000 IPO Units vested and were settled for shares of Class A common stock. In connection with vesting and settlement, we repurchased 283,006 shares of Class A common stock that had been issued by the settlement of the IPO Units in connection with the payment of applicable withholding taxes. We will continue to repurchase shares of Class A common stock issued pursuant to settlement of RSUs or IPO Units or exercise of stock options by certain of our employees and directors who have entered into lockup agreements in connection with our IPO. We will only repurchase these shares in connection with the payment of applicable withholding taxes. We will not repurchase any shares, including in connection with the payment of applicable withholding taxes, after the end of the lockup period set forth in the lockup agreements.

Use of Proceeds

On June 12, 2013, our registration statement on Form S-1 (File No. 333-182420) was declared effective by the SEC for our IPO pursuant to which the selling stockholders sold 65,142,857 shares of Class A common stock, which includes 8,000,000 shares sold in July 2013 upon exercise of the underwriter’s option, at a price to the public of $17.50 per share. We did not receive any proceeds from the offering.

Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2013	2012	2011(a)	2010	2009
Consolidated Statements of Operations Data:
Net revenues	$4,649.1	$4,611.3	$4,086.1	$3,482.9	$3,379.3
Gross profit	2,788.8	2,787.3	2,446.1	2,009.7	1,857.9
Asset impairment charges	1.5	575.9	—	5.3	23.6
Operating income (loss)	394.4	(209.5)	280.9	184.5	241.4
Interest expense—related party	—	—	5.9	31.9	22.7
Interest expense, net	76.5	89.6	85.6	41.7	35.4
Other (income) expense, net	(0.8)	32.0	4.4	(8.8)	1.2
Income (loss) before income taxes	318.7	(331.1)	185.0	119.7	182.1
Provision (benefit) for income taxes	116.8	(37.8)	95.1	32.4	56.3
Net income (loss)	$201.9	$(293.3)	$89.9	$87.3	$125.8
Net income attributable to noncontrolling interests	$15.7	$13.7	$12.5	$11.9	$9.4
Net income attributable to redeemable noncontrolling interests	$18.2	$17.4	$15.7	$13.7	$14.7
Net income (loss) attributable to Coty Inc.	$168.0	$(324.4)	$61.7	$61.7	$101.7
Per Share Data:
Weighted-average common shares
Basic	381.7	373.0	329.4	280.2	280.2
Diluted	396.4	373.0	339.1	280.2	280.2
Cash dividends declared per common share	$0.15	$—	$0.10	$—	$—
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.44	$(0.87)	$0.19	$0.22	$0.36
Diluted	0.42	(0.87)	0.18	0.22	0.36

(in millions)	Year Ended June 30,
	2013	2012	2011(a)	2010	2009
Consolidated Cash Flows Data:
Net cash provided by operating activities	$463.9	$589.3	$417.5	$494.0	$177.2
Net cash (used in) provided by investing activities	(229.9)	(333.9)	(2,252.5)	(149.9)	200.8
Net cash provided (used in) by financing activities	69.0	(97.7)	1,903.8	(7.0)	(376.0)
Cash paid for income taxes(b)	84.0	67.4	60.3	55.3	33.6

(in millions)	As of June 30,
	2013	2012	2011(a)	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$920.4	$609.4	$510.8	$387.5	$91.1
Total assets	6,470.0	6,183.4	6,813.9	3,781.8	3,701.9
Total debt	2,630.2	2,460.3	2,622.4	1,416.0	1,402.2
Total Coty Inc. stockholders’ equity	1,494.0	857.2	1,361.9	419.7	473.6

(a)

Fiscal 2011 data includes results from the acquisitions of TJoy, Dr. Scheller, OPI and Philosophy. See Note 4, “Business Combinations,” in the notes to Consolidated Financial Statements for additional disclosures related to the acquisitions’ results.

(b)

Cash paid for income taxes is less than the provision for income taxes in fiscal 2013, primarily due to the carryforward of net operating losses in Germany and from the change in unrecognized tax benefits. In fiscal 2012, we generated a pretax loss and a net tax benefit in our provision for income taxes as a result of U.S. losses that offset foreign income. Cash paid for income taxes exceeded this amount, however, primarily due to taxes paid in profitable foreign jurisdictions that could not be offset against U.S. losses. Cash paid for income taxes is less than the provision for income taxes in fiscal 2011, primarily as we obtain benefits from the amortization of goodwill and other intangible assets for tax purposes (primarily associated with the OPI and Philosophy acquisitions in fiscal 2011), from the carryforward of net operating losses in Germany and from the change in unrecognized tax benefits. In fiscal 2010, prior to those acquisitions, cash paid for income taxes exceeded the provision for income taxes due to accelerated payment of estimated taxes. In fiscal 2009, cash paid for income taxes was less than the provision for income taxes as we benefitted from the carryforward of net operating losses in the U.S. and Germany and the change in unrecognized tax benefits.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its majority and wholly-owned subsidiaries, should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes included elsewhere in this document. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See “Special Note Regarding Forward- Looking Statements” and “Risk Factors” for a discussion on the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.

All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.

OVERVIEW

We are a new emerging leader in beauty. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. Our overall business is performing well, especially our Fragrances and Color Cosmetics businesses which compensated for less favorable performance in our Skin & Body Care segment. Although we continue to see softening in developed markets due to global economic uncertainties and volatility in certain European countries, Japan and for our Skin & Body Care segment in China, a significant part of our strategy is to expand our geographic footprint into developing markets and diversify our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Brazil, Thailand and Taiwan in fiscal 2013, as well as Asia and India during fiscal 2014.

Factors Affecting Our Performance

Product Innovations

Our innovation and new product development remain essential components of maintaining and increasing our global leadership position in fragrances and to strengthening our global position in color cosmetics and skin & body care. We intend to continue to develop and bring to market unique and innovative products that we believe will be modern, appealing and accessible to the consumer. We therefore need to maintain a sufficient level of research and development activities to enable the introduction of new products.

Product Promotion

We need to maintain a sufficient level of marketing activities, since we operate in highly competitive consumer markets where net revenues are sensitive to the level of promotional support. Advertising and promotion spending fluctuates based on the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized. As a result, we have experienced, and expect to continue to experience, fluctuations in selling, general and administrative expenses as a percentage of net revenues. Since certain promotional activities are a component of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales as a percentage of net revenues. In addition, future costs of sales may be impacted by the inclusion of potential new brands, channels of distribution, or a change in mix of existing products which have margin and product cost structures different from those of our current mix of business.

Economic Environment

A significant portion of our products are impacted by the general level of consumer spending, since consumer purchases of discretionary items tend to decline during recessionary periods.

Business Development and Acquisitions

We seek to accelerate our sales growth by expanding and further diversifying our geographic footprint. In addition, we will seek to continue to diversify our distribution channels within existing geographies to increase market presence, brand recognition and sales. Our acquisitions may affect our future financial results due to factors such as the amortization of acquired intangible assets, restructuring costs or impairment charges and may affect comparability of results across periods on a GAAP basis.

Components of Results of Operations

Net Revenues

We generate revenues from the sale of our products in our Fragrances, Color Cosmetics and Skin & Body Care segments to retailers, distributors and direct sales to end users through e-commerce and other forms of direct marketing. Net revenues consist of gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with retailers and distributors.

Cost of Sales

Cost of sales includes all of the costs to manufacture our products. For products manufactured in our own facilities, costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for us by third-party contractors, costs represent the amounts invoiced by the contractors. Cost of sales also includes royalty expense associated with license agreements, shipping costs and depreciation expense related to manufacturing equipment and facilities.

In order to provide essential business services in a cost-effective manner, in some cases we outsource functions or parts of functions that can be performed more effectively by external service providers. For example, we have outsourced significant portions of our logistics management for our European business and for a component of our U.S. business, as well as certain technology-related functions, to third-party service providers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and consumer promotion costs, fixed costs (i.e., personnel and related expenses, research and development costs, certain warehousing fees, non-manufacturing overhead, rent on operating leases and professional fees), share-based compensation and other operating expenses.

Selling, general and administrative expenses also include the expense or benefit relating to our share-based compensation plans that are accounted for as liability plans through our IPO and as equity plans thereafter. See “Critical Accounting Policies and Estimates—Share-Based Compensation.”

Income Taxes

The provision for income taxes represents federal, foreign, state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax audit settlements and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

Non-GAAP Financial Measures

Adjusted Operating Income, Adjusted Income Before Income Taxes, Adjusted Net Income Attributable to Coty Inc. and Adjusted Net Income Attributable to Coty Inc. per Common Share are non-GAAP financial measures which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non- GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted Operating Income, Adjusted Income Before Income Taxes, Adjusted Net Income Attributable to Coty Inc. and Adjusted Net Income Attributable to Coty Inc. per Common Share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures. In addition, our financial covenant compliance calculations under our debt agreements are substantially derived from these adjusted performance measures. The following are examples of how these adjusted performance measures are utilized by management:

•	senior management receives a monthly analysis of our operating results that are prepared on an adjusted performance basis;

•	strategic plans and annual budgets are prepared on an adjusted performance basis; and

•	senior management’s annual compensation is calculated, in part, using adjusted performance measures.

Adjusted Operating Income

We define Adjusted Operating Income as operating income adjusted for the following:

•

Following June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation expense represents the difference between equity plan accounting using the grant date fair value and equity plan accounting using the June 12, 2013 fair value. Prior to June 12, 2013, the component of the share-based compensation expense included the difference between share-based compensation expense accounted for under equity plan accounting based on grant date fair value, and under liability plan accounting based on reporting date fair value; and

•	Other adjustments, which include:

•	asset impairment charges;

•	restructuring costs and business structure realignment programs;

•	acquisition-related costs and certain acquisition accounting impacts; and

•	other adjustments that we believe investors may find useful.

Adjusted Net Income and Net Income per Common Share Attributable to Coty Inc.

We define Adjusted Net Income Attributable to Coty Inc. as net income attributable to Coty Inc. adjusted for the following:

•	adjustment made to reconcile operating income to Adjusted Operating Income, net of the income tax effect thereon (see Adjusted Operating Income);

•	certain interest and other (income) expense, net of the income tax effect thereon, that we do not consider indicative of our performance; and

•	certain tax effects that are not indicative of our performance.

Adjusted basic and diluted Net Income Attributable to Coty Inc. per Common Share is calculated as:

•	Adjusted Net Income Attributable to Coty Inc. divided by

•	Adjusted weighted-average basic and diluted common shares using the treasury stock method.

Constant Currency

We operate on a global basis, with the majority of our net revenues generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, to supplement financial results presented in accordance with GAAP, certain financial information is presented excluding the impact of foreign currency exchange translations to provide a framework for assessing how our underlying businesses performed excluding the impact of foreign currency exchange translations (“constant currency”). Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current and prior-period results for entities reporting in currencies other than U.S. dollars into U.S. dollars using constant foreign currency exchange rates. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information we present may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

The following table is a comparative summary of operating results for fiscal 2013, 2012 and 2011:

(in millions)	Year Ended June 30,
	2013	2012	2011
NET REVENUES
By Segment:
Fragrances	$2,490.7	$2,452.8	$2,325.3
Color Cosmetics	1,468.5	1,430.6	1,143.2
Skin & Body Care	689.9	727.9	617.6

Total	$4,649.1	$4,611.3	$4,086.1

OPERATING INCOME (LOSS)
By Segment:
Fragrances	$369.7	$340.5	$286.9
Color Cosmetics	208.8	200.2	115.7
Skin & Body Care(a)	(5.7)	(577.8)	30.2
Corporate	(178.4)	(172.4)	(151.9)

Total	$394.4	$(209.5)	$280.9

(a)	In fiscal 2012, we recorded an impairment charge of $575.9, primarily related to goodwill of $384.4 and certain trademarks of $188.6.

The following table presents our Statements of Operations, expressed as a percentage of net revenues:

	Year Ended June 30,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%

Cost of sales	40.0	39.6	40.1

Gross Profit	60.0	60.4	59.9
Selling, general and administrative expenses	49.1	49.8	49.8
Amortization expense	2.0	2.2	1.9
Restructuring costs	0.6	0.2	0.8
Acquisition-related costs	0.2	0.2	0.5
Asset impairment charges(a)	—	12.5	—
Gain on sale of asset	(0.4)	—	—

Operating Income (Loss)	8.5	(4.5)	6.9
Interest expense-related party	—	—	0.2
Interest expense, net	1.6	1.9	2.1
Other (income) expense, net	—	0.8	0.1

Income (Loss) Before Income Taxes	6.9	(7.2)	4.5
Provision (benefit) for income taxes	2.6	(0.8)	2.3

Net Income (Loss)	4.3	(6.4)	2.2
Net income attributable to noncontrolling interests	0.3	0.2	0.3
Net income attributable to redeemable noncontrolling interests	0.4	0.4	0.4

Net Income (Loss) Attributable to Coty Inc.	3.6%	(7.0)%	1.5%

(a)	In fiscal 2012, we recorded an impairment charge of $575.9, primarily related to goodwill of $384.4 and certain trademarks of $188.6.

Discussed below are our consolidated results of operations and the results of operations for each reportable segment.

We made four acquisitions in fiscal 2011 (the “2011 Acquisitions”). We strengthened our position in color cosmetics through our acquisitions of OPI Products, Inc. (“OPI”) and Dr. Scheller Cosmetics AG (“Dr. Scheller”), the owner of the Manhattan brand. We increased our presence in skin & body care through our acquisitions of Philosophy Acquisition Company, Inc. (“Philosophy”), owner of the philosophy brand, and TJOY Holdings Co., Ltd. (“TJoy”), the owner of a Chinese skin care company that has provided us with a broad distribution platform for our existing portfolio of brands in China. In order to enhance an investor’s understanding of our performance, certain fiscal 2012 and 2011 financial measures are presented excluding the impact of the consolidation of the 2011 Acquisitions: OPI and Dr. Scheller, operating in the Color Cosmetics segment, and Philosophy and TJoy, operating in the Skin & Body Care segment. See Note 3, “Segment Reporting” in our notes to Consolidated Financial Statements. Our Consolidated Statements of Operations include the results of the 2011 Acquisitions from the date they were acquired, which was January 14, 2011 for TJoy, January 3, 2011 for Dr. Scheller, December 20, 2010 for OPI and December 17, 2010 for Philosophy. See Note 4, “Acquisitions” in our notes to Consolidated Financial Statements.

We acquired 100% of Dr. Scheller’s stock for $53.9 cash, and acquired 100% of the net assets of OPI for $948.8 cash. We acquired 100% of Philosophy’s stock for $929.7 cash, and acquired 100% of TJoy via a stock purchase, for a total purchase price of $351.7 cash at the January 14, 2011 date of purchase, subject to certain post-closing adjustments.

NET REVENUES

In fiscal 2013, net revenues increased 1%, or $37.8, to $4,649.1 from $4,611.3 in fiscal 2012. Excluding the negative impact of foreign currency exchange translations, net revenues increased 2%. The negative impact of foreign currency exchange translations primarily reflects the weakening of the Euro in fiscal 2013 compared to fiscal 2012. By segment, net revenues growth in Color Cosmetics and Fragrances was partially offset by lower net revenues in Skin & Body Care. By geographic region, net revenues increased in the Americas and Asia Pacific. Net revenues in EMEA increased 1% excluding the negative impact of foreign currency exchange translations which impacted the region by 2%. New launches represented approximately 16% of our net revenues for fiscal 2013. The contribution from new launches was partially offset by an approximate 15% decline in net revenues from existing products that are later in their life cycles.

In fiscal 2012, net revenues increased 13%, or $525.2, to $4,611.3 from $4,086.1 in fiscal 2011, which includes the negative impact of foreign currency exchange translations of approximately 1%. The 2011 Acquisitions contributed $261.0 to the increase in net revenues. The increase for the 2011 Acquisitions was primarily due to the inclusion of the 2011 Acquisitions for full fiscal 2012. In fiscal 2011, the 2011 Acquisitions were only included in net revenues from the respective dates of acquisition.

Excluding net revenues from the 2011 Acquisitions, net revenues increased 7% to $4,010.6 in fiscal 2012. Color Cosmetics drove organic growth among segments followed by Fragrances. The increase also reflects growth across all three geographic regions. Excluding net revenues from the 2011 Acquisitions, new launches represented approximately 17% of our net revenues for fiscal 2012. The contribution from new launches was partially offset by an approximate 11% decline in net revenues from existing products that are later in their life cycles.

Net Revenues by Segment

(in millions)	Year Ended June 30,			Change %
	2013	2012	2011	2013/2012	2012/2011
NET REVENUES
Fragrances	$2,490.7	$2,452.8	$2,325.3	2%	5%
Color Cosmetics	1,468.5	1,430.6	1,143.2	3%	25%
Skin & Body Care	689.9	727.9	617.6	(5)%	18%

Total	$4,649.1	$4,611.3	$4,086.1	1%	13%

Fragrances

In fiscal 2013, net revenues of Fragrances increased 2%, or $37.9, to $2,490.7 from $2,452.8 in fiscal 2012. The increase was primarily the result of unit volume growth of 8%, partially offset by a negative price and mix impact of 5% and a negative impact of foreign currency exchange translations of 1%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances increased 3% reflecting our continued focus on introducing new products into the market. Segment growth was primarily driven by net revenues from newly-established brand Lady Gaga Fame, the strengthening of the Roberto Cavalli brand through new launches Just Cavalli, Roberto Cavalli Acqua and our special edition fragrance for the Middle East, Roberto Cavalli Oud, and growth in our power brands Marc Jacobs, Chloé, and Playboy driven by the successful new launches DOT Marc Jacobs, See by Chloé and Playboy VIP. The segment also benefitted from the acquisition of licensing rights to distribute Katy Perry’s existing fragrance portfolio. Partially offsetting this growth were lower net revenues from brands such as Calvin Klein and Davidoff, primarily due to challenging market conditions in Southern Europe and a lower level of new launch activity in fiscal 2013 compared to fiscal 2012, the expiration of the Kenneth Cole license and lower net revenues from existing celebrity brands that are later in their life cycles. The negative price and mix impact primarily reflects higher relative volumes of lower-priced products for select brands and an overall increase in customer discounts and allowances in the segment.

In fiscal 2012, net revenues of Fragrances increased 5%, or $127.5, to $2,452.8 from $2,325.3 in fiscal 2011. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances increased 6%. The increase was primarily due to strong growth of our products in the prestige market primarily resulting from new product launches. Higher net revenues from Calvin Klein, Marc Jacobs, Chloé and new launches Roberto Cavalli, Bottega Veneta and Truth or Dare by Madonna contributed to that increase. The incremental growth in Calvin Klein was driven by the launches of ck one Shock and Forbidden Euphoria. Growth in Marc Jacobs was driven by new launch Oh Lola!, a full year of sales of Daisy Marc Jacobs Eau So Fresh, the effect of which was only partially observed in fiscal 2011 as a result of a mid-year launch, and higher net revenues in the existing brand Daisy Marc Jacobs. Higher net revenues of Chloé were driven by new launch Eau de Chloé. In the mass market, higher net revenues from Playboy, Beyoncé, Guess? and new launch Shine by Heidi Klum also contributed to segment growth. Improved results from Playboy primarily reflected the success of recent launches of Playboy London and Play it Rock. Growth in Beyoncé was primarily due to the new launch of Beyoncé Pulse, and the increase in Guess? was driven by Guess? Seductive Homme and Guess? Seductive Intense Love. These increases in net revenues were partially offset by lower net revenues from existing celebrity brands that are later in their life cycles and a decline in Davidoff due to strong innovation in fiscal 2011 that was not replicated in fiscal 2012. Net revenues growth for the segment reflects unit volume growth of 10%, partially offset by a negative price and mix impact of 4%, primarily reflecting an increase in the proportion of the segment’s net revenues from lower than segment average priced Playboy products.

Color Cosmetics

In fiscal 2013, net revenues of Color Cosmetics increased 3%, or $37.9, to $1,468.5 from $1,430.6 in fiscal 2012. The increase was primarily the result of unit volume growth of 4%, partially offset by a negative impact of foreign currency exchange translations of 1%. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 4%, primarily driven by strong growth in Rimmel. Rimmel brand growth reflects the success of new launches Rimmel Scandal’eyes mascara and Rimmel Apocalips lip lacquer along with higher net revenues of Rimmel Match Perfection foundation and Rimmel Kate lipstick. Higher net revenues in Rimmel also reflect expanded distribution in one of our key retailers in the U.S., expanded distribution in France and expansion in the pharmacy and discount department store retail channels in Australia. Growth in N.Y.C. New York Color and Manhattan also contributed to the increase in the Color Cosmetics segment. Higher net revenues in N.Y.C. New York Color were primarily driven by strong growth in the U.S. along with increased net revenues in Canada and certain EMEA markets, while the increase in Manhattan was driven by strong growth in Germany. OPI net revenues were in line with fiscal 2012 as higher net revenues from expanded distribution in Europe and in our travel retail businesses in all three geographic regions was offset by a decline in the U.S. The decline in OPI in the U.S. reflects lower net revenues of Nicole by OPI and the discontinuation of a particular product line sold exclusively by a large retailer, along with lower net revenues of OPI Shatter and OPI GelColor which generated strong net revenues in fiscal 2012 as new launches. Sally Hansen net revenues were in line with fiscal 2012 as higher net revenues from the brand’s introduction into the German market along with strong net revenues growth in Mexico, Argentina and the U.K., primarily driven by new launches and expanded distribution, were offset by a decline in the U.S. Despite growth from our entry into the gel nail color category where Sally Hansen earned a market share lead, the brand declined in the U.S. in part due to an intensified competitive environment. Partially offsetting segment growth was a decline in Astor primarily driven by lower net revenues in Spain, reflecting difficult economic conditions, and in Germany, as results in fiscal 2012 reflected the rollout of the brand in one of our key customers.

In fiscal 2012, net revenues of Color Cosmetics increased 25%, or $287.4, to $1,430.6 from $1,143.2 in fiscal 2011. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 26%. The increase in this segment includes an increase in net revenues related to the acquisitions of OPI and Dr. Scheller of $155.2. The increase for the 2011 Acquisitions in Color Cosmetics was primarily due to the inclusion of OPI and Dr. Scheller in net revenues for the full fiscal year of 2012. In fiscal 2011, OPI and Dr. Scheller were only included in net revenues from the respective dates of acquisition. Fiscal 2011 net revenues attributable to the 2011 Acquisitions include $25.0 of third party product distribution by Dr. Scheller that did not reoccur in fiscal 2012. On a pro forma basis, assuming that the net revenues for the 2011 Acquisitions had been included from the beginning of fiscal 2011, net revenues for the 2011 Acquisitions in Color Cosmetics increased 18% in fiscal 2012 compared to fiscal 2011, driven by 21% growth in OPI and 4% growth in Dr. Scheller.

Excluding incremental net revenues from the 2011 Acquisitions, the Color Cosmetics segment grew 14% in fiscal 2012. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics excluding incremental net revenues from the 2011 Acquisitions increased 15%. The increase was driven by unit volume growth of 14% and a positive price and mix impact of 1%. Sally Hansen drove growth for the segment with the U.S. generating approximately 70% of the brand’s growth. Higher net revenues in the U.S. reflect a full year of sales of Sally Hansen Salon Effects and Sally Hansen Crackle Overcoat, the effect of which was only partially observed in fiscal 2011 as a result of mid-year launches, as well as higher net revenues of Sally Hansen Xtreme Wear and new launch Sally Hansen Magnetic Nail Color. The Sally Hansen brand also benefitted from expanded distribution in Russia and Australia. Increased net revenues in Rimmel reflect the success of new launches Rimmel Kate, Rimmel Wake Me Up and Rimmel Scandal’eyes along with growth in Rimmel Volume Flash. Higher net revenues in the Rimmel brand were also due to expanded distribution in Australia and France and growth in the U.K. as a result of strong promotional activity to keep in line with competitor activity and achieve share growth. Also contributing to segment growth were higher net revenues in Astor, following its rollout in one of our key retailers in Germany, and N.Y.C. New York Color, primarily driven by higher net revenues in the U.S. Partially offsetting growth in the segment were lower net revenues of Esprit Color due to the termination of the license.

Skin & Body Care

In fiscal 2013, net revenues of Skin & Body Care decreased 5%, or $38.0, to $689.9 from $727.9 in fiscal 2012. The decrease was primarily the result of a decline in unit volume of 5% and a negative impact of foreign currency exchange translations of 1%, partially offset by a positive price and mix impact of 1%. Excluding the negative impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 4%. Lower net revenues in TJoy partially reflect the impact of a sales force reorganization that occurred in the first half of fiscal 2013 as well as reduced customer orders. Lower net revenues in adidas primarily reflected decreases in EMEA, in part due to the negative impact of foreign currency exchange translations, the challenging market conditions in Southern and Eastern Europe and the lack of mega promotions related to major sports events compared to fiscal 2012, which benefitted from UEFA European Football Championship promotional activities. Partially offsetting these declines was growth in the U.S., primarily due to the reintroduction of shower gels, body sprays and deodorants with a key customer in the market in January 2012, expansion in China, through the TJoy distribution channel and market-specific product introduction, and strong growth in Russia. The slight decline in philosophy was primarily due to lower net revenues in the U.S. from one of our key customers and the direct-to-consumer business, partially offset by increased net revenues from expanded international distribution. The philosophy brand gained some momentum in the fourth quarter of fiscal 2013 generating strong net revenues growth. Higher net revenues of Lancaster were driven by growth in sun care and skin care products primarily due to new launches and our efforts to develop a presence in China. The positive price and mix impact for the segment was primarily driven by positive product mix in philosophy, reflecting an increase in higher priced products.

In fiscal 2012, net revenues of Skin & Body Care increased 18%, or $110.3, to $727.9 from $617.6 in fiscal 2011. Excluding the negative impact of foreign currency exchange translations, net revenues of Skin & Body Care increased 19%. The increase in this segment includes an increase as a result of the acquisitions of Philosophy and TJoy, which contributed incremental net revenues to the segment of $105.8. The increase for the 2011 Acquisitions in Skin & Body Care was primarily due to the inclusion of TJoy and Philosophy in net revenues for the full fiscal year of 2012. In fiscal 2011, TJoy and Philosophy were only included in net revenues from the respective dates of acquisition. On a pro forma basis, assuming that the net revenues for the 2011 Acquisitions had been included from the beginning of fiscal 2011, net revenues for the 2011 Acquisitions in Skin & Body Care decreased 16% in fiscal 2012 compared to 2011, driven by a decline of 52% in TJoy, partially offset by 1% growth in Philosophy.

Excluding the impact of the 2011 Acquisitions, Skin & Body Care net revenues increased 1%, or $4.5 in fiscal 2012. Excluding the negative impact of foreign currency exchange translations, net revenues of Skin & Body Care excluding incremental net revenues from the 2011 Acquisitions increased 3%. Unit volume growth of 13% was almost entirely offset by a negative price and mix impact of 10%. This unit volume growth was driven by adidas as the brand benefitted from expansion in China through the TJoy distribution channel. Expanded distribution and an increase in media spending helped drive growth for the adidas brand in Russia and our travel retail and export business in Asia Pacific. adidas growth also reflected the reintroduction of shower gels, body sprays and deodorants in a key customer in the U.S. in January 2012, the positive impact of UEFA European Football Championship promotional activities and the re-launch of shower gels in EMEA. Offsetting growth from adidas were declines in shipment volumes for the Lancaster brand primarily reflecting lower sales of European prestige sun care products due to generally adverse weather conditions during the summer season. Difficult economic conditions in key Lancaster brand countries, such as Spain, Italy and Greece, and an inventory reduction program by one of our key customers in Russia also contributed to the decline in net revenues for the brand. A negative price and mix impact for the segment primarily reflects an increase in the proportion of the segment’s net revenues from adidas, which has a lower price point than Lancaster, and higher promotional activity for both brands compared to fiscal 2011.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

(in millions)	Year Ended June 30,			Change %
	2013	2012	2011	2013/2012	2012/2011
NET REVENUES
Americas	$1,914.8	$1,874.5	$1,521.9	2%	23%
EMEA	2,188.9	2,218.0	2,129.0	(1)%	4%
Asia Pacific	545.4	518.8	435.2	5%	19%

Total	$4,649.1	$4,611.3	$4,086.1	1%	13%

Americas

In fiscal 2013, net revenues in the Americas increased 2%, or $40.3, to $1,914.8 from $1,874.5 in fiscal 2012. Foreign currency exchange translations had an immaterial impact on net revenues in the Americas. The increase in net revenues reflects growth in virtually all countries in the region, with the largest increase in the U.S., followed by Latin America and Canada. Growth in the U.S. was primarily driven by higher net revenues in Fragrances and Color Cosmetics. Although the U.S. mass fragrance market continued to decline, our net revenues in the Fragrances segment in the mass distribution channel increased reflecting the new launch of Lady Gaga Fame along with incremental net revenues from the acquisition of licensing rights to distribute Katy Perry’s existing fragrance portfolio. Higher net revenues in the prestige distribution channel primarily reflect new launches DOT Marc Jacobs, Encounter Calvin Klein, Calvin Klein Eternity Aqua for Her, Calvin Klein Dark Obsession, and See by Chloé. Partially offsetting this increase in Fragrances in the U.S. were lower net revenues due to the expiration of the Kenneth Cole license and lower net revenues from existing celebrity brands that are later in their life cycles. Higher net revenues in Color Cosmetics in the U.S. were primarily due to growth in Rimmel, in part due to increased distribution in one of our key retailers, and N.Y.C. New York Color, as the brand has benefitted from its positioning in the growing entry level price point category. Partially offsetting this growth in Color Cosmetics were lower net revenues of OPI and Sally Hansen. Higher net revenues in Latin America reflect our strategy of accelerated growth in emerging markets. Increases in Mexico, Chile, Brazil and Argentina contributed to this growth. Growth in Canada is driven by higher net revenues in Rimmel, primarily due to successful new launches, and strong growth in Fragrances. Partially offsetting growth in the Americas were lower net revenues in our travel retail business in the region primarily due to stock reductions by key customers as a result of a slowdown in retail sales.

In fiscal 2012, net revenues in the Americas increased 23%, or $352.6, to $1,874.5 from $1,521.9 in fiscal 2011. Foreign currency exchange translations had an immaterial impact on net revenues in the Americas. OPI and Philosophy contributed $237.6 to the increase. The increase for OPI and Philosophy was primarily due to the inclusion of these acquisitions in net revenues for the full fiscal year of 2012. In fiscal 2011, these acquisitions were only included in net revenues from the respective dates of acquisition.

Excluding incremental revenues from OPI and Philosophy, net revenues increased 9% primarily driven by higher net revenues in our U.S. operating subsidiary. Canada and our travel retail and export business in the region also contributed to growth in the Americas in fiscal 2012. In the U.S., net revenues were up 9%, or $84.5, to $1,041.8 from $957.3 in fiscal 2011. This improvement reflects growth in each product segment with the strongest net revenues growth generated in Color Cosmetics, primarily due to new launch activity in Sally Hansen brand nail products. Increased net revenues in Fragrances in the U.S. were due to strong growth in the prestige market primarily driven by the Calvin Klein brand, while in the mass market, incremental revenues from the Playboy brand and new launch Shine by Heidi Klum could not offset lower net revenues from existing brands that are later in their life cycles. Higher net revenues in Skin & Body Care in the U.S. from adidas reflect the successful reintroduction of shower gels, body sprays and deodorants in a key customer in the market in January 2012. Growth in Canada primarily reflects higher net revenues in the Color Cosmetics segment, driven by Sally Hansen and Rimmel, followed by higher net revenues in Fragrances, led by brands in our prestige market. Net revenues in our travel retail and export business in the region also increased, primarily reflecting increased net revenues in Marc Jacobs and recent Calvin Klein fragrance launches.

EMEA

In fiscal 2013, net revenues in EMEA decreased 1%, or $29.1, to $2,188.9 from $2,218.0 in fiscal 2012. Excluding the negative impact of foreign currency exchange translations, net revenues in EMEA increased 1%. The U.K., the Middle East and Russia generated growth primarily reflecting new launches within the Roberto Cavalli brand, new launches Lady Gaga Fame and DOT Marc Jacobs and continued growth in Rimmel, partly offset by lower net revenues in Calvin Klein. Growth in Russia also reflects the introduction of OPI in the Russian retail market and growth in adidas.

Results in the region were impacted by lower net revenues in our Southern European markets, particularly in Spain and Italy. The decline in Southern Europe primarily reflects difficult economic conditions, lower levels of new launch activity in Fragrances in fiscal 2013 compared to fiscal 2012 and declines in adidas and Astor. Net revenues in Germany, our largest market in the region, were negatively impacted by foreign currency translations. Excluding the impact of foreign currency translations, net revenues growth in Germany was strong, primarily reflecting higher net revenues in Fragrances and Color Cosmetics.

In fiscal 2012, net revenues in EMEA increased 4%, or $89.0, to $2,218.0 from $2,129.0 in fiscal 2011. Excluding the negative impact of foreign currency exchange translations, net revenues in EMEA increased 6%. Dr. Scheller, Philosophy and OPI contributed $14.3 to the increase. The increase for Dr. Scheller, Philosophy and OPI was primarily due to the inclusion of these acquisitions in net revenues for the full fiscal year of 2012. In fiscal 2011, these acquisitions were only included in net revenues from the respective dates of acquisition. Fiscal 2011 net revenues attributable to the applicable 2011 Acquisitions include $25.0 of third party product distribution by Dr. Scheller that did not reoccur in fiscal 2012.

Excluding incremental net revenues related to the applicable 2011 Acquisitions, net revenues increased 4% in fiscal 2012. Excluding the negative impact of foreign currency exchange translations, net revenues in EMEA excluding the incremental net revenues related to the applicable 2011 Acquisitions increased 5%, reflecting growth in most key markets in the region, with the largest increases in the U.K. and Germany. Net revenues growth in the U.K. reflected growth in each of our segments with the largest increases primarily driven by the Calvin Klein and Rimmel brands. Improvement in Germany reflected higher net revenues in the Fragrances and Color Cosmetics segments, partially offset by the negative impact of foreign currency exchange translations. Higher net revenues in the Fragrances segment in Germany were primarily driven by recent launches in Heidi Klum, Playboy, Chloé, and Marc Jacobs, as well as the reintegration of the Jovan brand in the portfolio as a result of the termination of a third party distributor, which caused us to produce and distribute brand products directly. Higher net revenues in the Color Cosmetics segment in Germany were largely attributable to the successful rollout of Astor in one of our key retailers.

Asia Pacific

In fiscal 2013, net revenues in Asia Pacific increased 5%, or $26.6, to $545.4 from $518.8 in fiscal 2012. Foreign currency exchange translations had an immaterial impact on net revenues in Asia Pacific. Growth in Asia Pacific was driven by all countries in the region, with the exception of Japan and China. Higher net revenues in Australia led growth in the region primarily reflecting higher net revenues from the launch of Lady Gaga Fame and expanded distribution of certain fragrances into the pharmacy retail channel and Rimmel color cosmetics products into the pharmacy retail channel and discount department stores. Higher net revenues in Singapore and our travel retail business also contributed to growth in Asia Pacific. The increase in net revenues in Singapore primarily reflects growth in Calvin Klein along with expanded distribution of philosophy. Our travel retail business in the region primarily reflects higher net revenues from new launch Lady Gaga Fame, the introduction of OPI and philosophy, and higher net revenues of Davidoff and Roberto Cavalli, partially offset by lower net revenues of Calvin Klein. Lower net revenues in Japan were primarily driven by difficult economic conditions. The decline in China was primarily driven by lower net revenues of TJoy. Excluding net revenues of TJoy, net revenues growth in China was strong, primarily driven by adidas, Lancaster and Calvin Klein.

In fiscal 2012, net revenues in Asia Pacific increased 19%, or $83.6, to $518.8 from $435.2 in fiscal 2011. Excluding the positive impact of foreign currency exchange translations, net revenues in Asia Pacific increased 16%. The increase reflects the implementation of our strategy to strengthen existing distribution channels and expand our geographic presence in Asia, particularly in China. The increase for TJoy and OPI by $9.1 was primarily due to the inclusion of these acquisitions in net revenues for the full fiscal year of 2012. In fiscal 2011, these acquisitions were only included in net revenues from the respective dates of acquisition.

Excluding incremental net revenues related to the applicable 2011 Acquisitions, net revenues in the region increased 19% in fiscal 2012. Excluding the positive impact of foreign currency exchange translations, net revenues in Asia Pacific excluding the incremental net revenues related to the applicable 2011 Acquisitions increased 17%, reflecting growth in virtually all countries and in each product segment. Higher net revenues in our travel retail and export business in the region reflected strong growth in the Fragrances segment primarily due to Marc Jacobs and Calvin Klein, and higher net revenues in the adidas brand primarily resulting from growth in Southeast Asia and India. Higher net revenues in Australia reflected expanded distribution of Rimmel, Sally Hansen and Playboy, growth in Calvin Klein and Marc Jacobs, and the favorable impact from foreign currency exchange translations. Net revenues in China continue to grow, primarily due to the expansion of the adidas brand through the TJoy distribution channel. Higher net revenues from Marc Jacobs and Calvin Klein also contributed to growth in China.

COST OF SALES

In fiscal 2013, cost of sales increased $36.3, to $1,860.3 from $1,824.0 in fiscal 2012. Cost of sales as a percentage of net revenues increased to 40.0% in fiscal 2013 from 39.6% in fiscal 2012, resulting in a gross margin decline of approximately 40 basis points. This decline in gross margin primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, partially offset by continued contribution from our supply chain savings program. Since its implementation in fiscal 2010, the supply chain savings program has contributed to improvements in manufacturing costs resulting from more streamlined manufacturing processes, procurement savings programs with suppliers, and supply chain redesign, including improved management of third-party contractors.

In fiscal 2012, cost of sales increased 11%, or $184.0, to $1,824.0 from $1,640.0 in fiscal 2011. Cost of sales as a percentage of total net revenues decreased to 39.6% in fiscal 2012 from 40.1% in fiscal 2011, resulting in a gross margin improvement of approximately 50 basis points. Cost of sales relating to the 2011 Acquisitions increased $84.7, to $244.6 in fiscal 2012 from $159.9 in fiscal 2011, primarily due to the inclusion of these acquisitions in cost of sales for full fiscal 2012. In fiscal 2011, these acquisitions were only included in cost of sales from the respective dates of acquisition. Excluding the 2011 Acquisitions, gross margin improved approximately 10 basis points, primarily reflecting lower obsolescence and freight expense as a percentage of net revenues along with savings due to the continued implementation of our supply chain savings program. These improvements were partially offset by a negative mix impact due to higher growth in products with lower than average gross margins, such as Playboy, adidas and Color Cosmetics.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In fiscal 2013, selling, general and administrative expenses decreased $15.7, to $2,283.7 from $2,299.4 in fiscal 2012. Selling, general and administrative expenses as a percentage of net revenues decreased to 49.1% in fiscal 2013 from 49.8% in fiscal 2012. This decrease of approximately 70 basis points primarily reflects lower advertising consumer and promotion spending primarily due to savings achieved through vendor negotiations and a shift in promotional spend towards customer discounts and allowances driven by our mass retail business, specifically in Southern Europe where it is necessary to compete in the difficult market environment, and in the U.K. where there has been a significant slowdown in the market segments in which we compete, as well as, lower administrative costs and efficiencies in indirect spending.

In fiscal 2012, selling, general and administrative expenses as a percentage of net revenues were flat compared to fiscal 2011. Selling, general and administrative expenses related to the 2011 Acquisitions increased $104.9, to $210.5 in fiscal 2012 from $105.6 in fiscal 2011, primarily due to the inclusion of these acquisitions in full fiscal 2012. In fiscal 2011, these acquisitions were only included in selling, general and administrative expenses from the respective dates of acquisition. Excluding the 2011 Acquisitions, selling, general and administrative expenses increased 60 basis points, primarily reflecting higher share-based compensation expense as a percentage of net revenues partially offset by lower fixed costs and advertising and consumer promotion spend as percentages of net revenues. The increase in share-based compensation expense primarily reflects the impact of an increase in the estimated value of our common stock, with most of the change attributable to the fair value adjustment on common stock purchased by directors as part of a share purchase program introduced in September 2011. The reduction in fixed costs as a percentage of net revenues reflects lower accruals related to the management incentive programs and our focus on cost containment. The reduction in advertising and consumer promotion spend as a percentage of net revenues primarily reflects a shift in promotional spend between spending recorded in selling, general and administrative expense and spending recorded as a reduction to net revenues. In total, promotional spend increased 50 basis points, reflecting our commitment to invest behind our brands.

OPERATING INCOME

In fiscal 2013, operating income increased $603.9, to $394.4 from $(209.5) in fiscal 2012. Operating margin, or operating income as a percentage of net revenues, increased approximately 1,300 basis points to 8.5% of net revenues in fiscal 2013 as compared to (4.5%) in fiscal 2012. This increase primarily reflects margin improvement of approximately 1,250 basis points driven by lower asset impairment charges and approximately 130 basis points of margin improvement primarily driven by lower selling, general and administrative expenses, the gain on sale of assets and lower amortization expense. This margin improvement was slightly offset by approximately 80 basis points related to higher cost of sales and restructuring expense.

In fiscal 2012, operating income (loss) decreased $490.4, to $(209.5) from $280.9 in fiscal 2011. Operating margin, or operating income as a percentage of net revenues, decreased by approximately 1,140 basis points to (4.5%) of net revenues in fiscal 2012 as compared to 6.9% in fiscal 2011. This margin decline primarily reflects the impact of fiscal 2012 asset impairment charges, which contributed approximately 1,250 basis points to the decrease. Also contributing to margin decline were higher selling, general and administrative expenses and amortization expense as percentages of net revenues, which together contributed approximately an additional 30 basis points to lower margin. Partially offsetting this decline was approximately 140 basis points of margin improvement driven by lower cost of sales, restructuring expenses and acquisition-related costs as percentages of net revenues.

Operating Income by Segment

(in millions)	Year Ended June 30,			Change %
	2013	2012(a)	2011	2013/2012	2012/2011
OPERATING INCOME (LOSS)
Fragrances	$369.7	$340.5	$286.9	9%	19%
Color Cosmetics	208.8	200.2	115.7	4%	73%
Skin & Body Care	(5.7)	(577.8)	30.2	99%	<(100)%
Corporate	(178.4)	(172.4)	(151.9)	3%	13%

Total	$394.4	$(209.5)	$280.9	>100%	<(100)%

(a)	In fiscal 2012, we recorded an impairment charge of $575.9, primarily related to goodwill of $384.4 and certain trademarks of $188.6.

Fragrances

In fiscal 2013, operating income for Fragrances increased 9%, or $29.2, to $369.7 from $340.5 in fiscal 2012. The increase in operating income reflects higher net revenues and improved operating margin. Operating margin increased to 14.8% of net revenues in fiscal 2013 as compared to 13.9% in fiscal 2012, driven by lower selling, general and administrative expenses as a percentage of net revenues and lower amortization expense as a percentage of net revenues, reflecting the end of the amortization period for a certain license, partially offset by higher cost of sales as a percentage of net revenues.

In fiscal 2012, operating income for Fragrances increased 19%, or $53.6, to $340.5 from $286.9 in fiscal 2011. The increase in operating income reflects higher net revenues and improved operating margin. Operating margin increased to 13.9% of net revenues in fiscal 2012 as compared to 12.3% in fiscal 2011, primarily driven by improvements in selling, general and administrative expenses as a percentage of net revenues.

Color Cosmetics

In fiscal 2013, operating income for Color Cosmetics increased 4%, or $8.6, to $208.8 from $200.2 in fiscal 2012. The increase in operating income reflects higher net revenues and improved operating margin. Operating margin increased to 14.2% of net revenues in fiscal 2013 as compared to 14.0% in fiscal 2012, driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

In fiscal 2012, operating income for Color Cosmetics increased 73%, or $84.5, to $200.2 from $115.7 in fiscal 2011. Operating margin increased to 14.0% of net revenues in fiscal 2012 as compared to 10.1% in fiscal 2011. Excluding results from OPI and Dr. Scheller, operating income for the segment increased 46%. The increase in operating income reflects higher net revenues and improved operating margin. Operating margin excluding acquisitions increased to 7.9% of net revenues in fiscal 2012 as compared to 6.2% in fiscal 2011, primarily driven by improvement in cost of sales as a percentage of net revenues.

Skin & Body Care

In fiscal 2013, operating loss for Skin & Body Care decreased 99%, or $572.1, to $(5.7) from $(577.8) in fiscal 2012. Operating margin increased to (0.8%) of net revenues in fiscal 2013 as compared to (79.4%) in fiscal 2012, primarily due to asset impairment charges as a percentage of net revenues. No asset impairment charges were recorded in fiscal 2013, compared to asset impairment charges of certain trademarks related to the TJoy and Philosophy acquisitions of $58.0 and $130.6, respectively, and a goodwill impairment charge incurred by the Prestige—Skin & Body Care reporting unit of $384.4, recorded in fiscal 2012. Excluding the impact of asset impairment charges, operating margin declined to (0.8%) of net revenues in fiscal 2013 as compared to (0.7%) in fiscal 2012, primarily driven by higher cost of sales and amortization expense as percentages of net revenues, partially offset by lower selling, general and administrative expenses as a percentage of net revenues.

In fiscal 2012, operating income for Skin & Body Care decreased $608.0 to $(577.8) from $30.2 in fiscal 2011, primarily reflecting current year asset impairment charges. The impairment in the Skin & Body Care segment represents a reduction in the carrying value of certain indefinite-lived trademarks acquired with the TJoy and Philosophy acquisitions of $58.0 and $130.6, respectively, and goodwill of $384.4. These impairments were primarily attributable to reductions in both actual and projected cash flows of Skin & Body Care products related to our TJoy and philosophy product lines from what was originally anticipated at their acquisitions. At TJoy, these lower than projected cash flows were primarily caused by the early retirement of the TJoy CEO announced in August 2011 and effective as of December 31, 2011, and the related transition to new leadership during our third quarter fiscal 2012. In addition, during the second and third quarters of fiscal 2012, certain key sales representatives departed with the former TJoy CEO. At Philosophy, these lower than projected cash flows were primarily caused by a more modest contribution from new product launches in fiscal 2012 in the U.S. market, due to an innovation plan that was smaller in scope and less successful than expected, and a slowdown of brand sales momentum in certain key retailers. Furthermore, the expansion of the Philosophy business into certain international markets in fiscal 2012 was delayed due to a longer than expected product registration process in certain countries. See also “Asset Impairment Charges.”

Excluding asset impairment charges, operating income decreased $35.0 to $(4.8) from $30.2, primarily reflecting a decline in TJoy’s operating income in fiscal 2012. Excluding results from Philosophy and TJoy, operating income for the segment decreased $8.6, or 96%. Despite higher net revenues, there was a decrease in operating income primarily driven by a decline in operating margin. Operating margin excluding acquisitions decreased to 0.1% of net revenues in fiscal 2012 as compared to 1.9% in fiscal 2011, primarily due to higher cost of sales as a percentage of net revenues more than offsetting improvement in selling, general and administrative expenses as a percentage of net revenues.

Corporate

Corporate primarily includes share-based compensation expense adjustment and other corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

Corporate includes share-based compensation expense adjustment included in the calculation of Adjusted Operating Income of $120.3, $109.9 and $64.9 in fiscal 2013, 2012 and 2011, respectively. Following June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation expense represents the difference between equity plan accounting using the grant date fair value and equity plan accounting using the June 12, 2013 fair value. Prior to June 12, 2013, the component of the share-based compensation expense represented the difference between share-based compensation expense accounted for under equity plan accounting based on grant date fair value, and under liability plan accounting based on reporting date fair value.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances the investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

(in millions)	Year Ended June 30,			Change %
	2013	2012	2011	2013/2012	2012/2011
Reported Operating Income (Loss)	$394.4	$(209.5)	$280.9	>100%	<(100)%
% of Net revenues	8.5%	(4.5)%	6.9%
Share-based compensation expense adjustment	120.3	109.9	64.9	9%	69%

Reported Operating Income (Loss) adjusted for share-based compensation adjustment	$514.7	$(99.6)	$345.8	>100%	<(100)%
% of Net revenues	11.1%	(2.2)%	8.5%
Other adjustments:
Restructuring costs	29.4	11.1	30.5	>100%	(64)%
Real estate consolidation program	22.5	12.4	—	81%	N/A
Acquisition-related costs(a)	9.6	18.7	46.8	(49)%	(60)%
Public entity preparedness costs	7.7	4.5	2.1	71%	>100%
Business structure realignment programs	6.7	12.9	7.2	(48)%	79%
Asset impairment charges	1.5	575.9	—	(100)%	N/A
Gain on sale of asset	(19.3)	—	—	N/A	N/A

Total other adjustments to Reported Operating Income (Loss)	58.1	635.5	86.6	(91)%	>100%

Adjusted Operating Income	$572.8	$535.9	$432.4	7%	24%

% of Net revenues	12.3%	11.6%	10.6%

(a)

Acquisition-related costs include items in addition to what is recorded in acquisition-related costs of $8.9, $10.3 and $20.9 for fiscal 2013, 2012 and 2011, respectively, in the Consolidated Statements of Operations. Additional items include internal integration costs and acquisition accounting impacts. See “Acquisition-Related Costs.”

In fiscal 2013, Adjusted Operating Income increased 7%, or $36.9, to $572.8 from $535.9 in fiscal 2012. Adjusted operating margin increased to 12.3% of net revenues in fiscal 2013 as compared to 11.6% in fiscal 2012. This margin improvement reflects approximately 110 basis points of lower selling, general and administrative expenses and amortization expense, partially offset by approximately 40 basis points of higher cost of sales. Excluding the negative impact of foreign currency exchange translations, adjusted operating income increased 8%.

In fiscal 2012, Adjusted Operating Income increased 24%, or $103.5, to $535.9 from $432.4 in fiscal 2011. Adjusted operating margin increased 100 basis points to 11.6% of net revenues in fiscal 2012 as compared to 10.6% in fiscal 2011. Excluding the positive impact of foreign currency exchange translations, adjusted operating income increased 22%. Excluding operating income attributable to the 2011 Acquisitions, Adjusted Operating Income increased 20%, or $72.4, to $426.6 in fiscal 2012 from $354.2 in fiscal 2011. This increase reflects strong net revenues growth and improvement in operating margin of 110 basis points, primarily reflecting lower selling, general and administrative expenses as a percentage of net revenues. Excluding the positive impact of foreign currency exchange translations, adjusted operating income increased 18%.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $120.3, $109.9 and $64.9 in fiscal 2013, 2012 and 2011, respectively, as described under “Operating Income by Segment—Corporate” above. The increase in the share-based compensation expense adjustment in fiscal 2013 compared to fiscal 2012 primarily reflects the impact of an increase in the underlying value of common stock on the share-based awards, a difference in the amortization period of special incentive awards due to the IPO and a charge of $4.2 recorded in fiscal 2013 resulting from an amendment to the Executive Ownership Program, which governs certain share-based compensation instruments, partially offset by fewer shares subject to fair value adjustment on common stock purchased by directors in fiscal 2013 as compared to fiscal 2012.

The increase in the share-based compensation expense adjustment in fiscal 2012 compared to fiscal 2011 primarily reflects the impact of an increase in the underlying value of common stock on the share-based awards, with most of the change attributable to the fair value adjustment on common stock purchased by the members of the Board of Directors as part of a share purchase program introduced in September 2011. See Note 21, “Common, Redeemable Common and Preferred Stock” in our notes to Consolidated Financial Statements for a description of factors that impact the shares subject to fair value adjustment.

Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and we follow the same treatment of the share- based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and restricted stock units is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to Consolidated Financial Statements.

Restructuring Costs

Restructuring costs for fiscal 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Productivity Program	$25.3	$—	$—
Service Agreement Termination	3.8	—	—
Acquisition Integration Programs	0.1	3.8	18.5
2009 Cost Savings Program	0.2	7.3	12.0

	$29.4	$11.1	$30.5

Productivity Program

During the fourth quarter of fiscal 2013, the Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0. Savings associated with the program are expected to gradually increase to an annualized level of $40.0 to $45.0 once completed. We do not expect this charge to have a negative impact on any of our financial covenants as discussed in “Financial Condition—Liquidity and Capital Resources”.

The aggregate restructuring charges recorded in restructuring costs in the Consolidated Statements of Operations and in Corporate in fiscal 2013 for the 2013 Productivity Program are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs	Total Costs
Charges recorded through June 30, 2013	$24.7	$0.5	$0.1	$25.3

(a)	Third-party contract terminations relate to fees incurred to terminate certain distribution agreements.

Service Agreement Termination

During fiscal 2013, a third party fragrance company terminated a long-term service agreement in which the Company provided selected selling, distribution, and administrative services in return for a commission based fee, which comprised an insignificant portion of revenue. As a result of the service agreement termination, we eliminated several positions and reduced certain other support activities. Charges of $3.8 associated with this service agreement termination were recorded in restructuring costs in the Consolidated Statement of Operations.

Acquisition Integration Programs

Acquisition Integration Programs relate to the integration of our 2011 Acquisitions. This program was completed in 2012 with payments that continued through 2013.

The aggregate restructuring charges for the program were recorded in restructuring costs in the Consolidated Statements of Operations and in Corporate and are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs	Total Integration Costs
2011	$8.2	$10.0	$0.3	$18.5
2012	0.4	3.5	(0.1)	3.8
2013	(0.1)	0.2	—	0.1

Charges recorded through June 30, 2013	$8.5	$13.7	$0.2	$22.4

(a)	Third-party contract terminations relate to fees incurred to terminate certain manufacturing and distribution agreements related to 2011 Acquisitions.

2009 Cost Savings Program

During fiscal 2009, our Board of Directors approved the 2009 Cost Savings Program (the “Program”), designed to reduce ongoing costs and improve our operating profit margins. The

Program aggregated restructuring charges of $89.0 before taxes. The Program includes organizational headcount reductions, workforce realignments and outsourcing of certain North American manufacturing and distribution operations. The Program was completed in fiscal 2012 and cash payments continued through fiscal 2013.

The aggregate restructuring charges for the Program were recorded in restructuring costs in the Consolidated Statements of Operations and in Corporate and are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs(b)	Total Integration Costs
2009	$35.3	$2.4	$1.4	$39.1
2010	26.5	1.6	2.5	30.6
2011	5.8	0.6	5.6	12.0
2012	6.4	0.5	0.4	7.3
2013	0.4	—	(0.2)	0.2

Charges recorded through June 30, 2013	$74.4	$5.1	$9.7	$89.2

(a)	Third party contract terminations include fees incurred to terminate certain North American manufacturing and distribution operations.

(b)	Other exit costs include legal, consulting, and relocation costs associated with the Program.

In addition to the Program charges reflected above, we recorded accelerated depreciation of $5.6 in fiscal 2011 resulting from a change in the estimated useful life of a manufacturing facility.

Real Estate Consolidation Program

In fiscal 2013, we incurred $22.5 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $16.5 of accelerated depreciation and $5.3 of duplicative rent expense. These costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and were included in Corporate. We expect to continue to incur additional costs associated with the consolidation of real estate in New York in fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In fiscal 2012, we incurred $12.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $6.1 of accelerated depreciation and $5.0 of lease loss expenses. These costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and were included in Corporate.

Acquisition-Related Costs

In fiscal 2013, we incurred acquisition-related costs of $9.6. These costs primarily include $6.7 of an additional charge related to the settlement reached between us and the seller of TJoy (see Note 15, “Commitments and Contingencies” in our notes to the Consolidated Financial Statements) and $2.2 of external costs directly related to contemplated business combinations which are included in acquisition-related costs in the Consolidated Statements of Operations. Also included are internal integration costs of $0.7 in connection with the 2011 Acquisitions which are included in selling, general and administrative expenses in the Consolidated Statements of Operations. All acquisition-related costs were reported in Corporate.

In fiscal 2012, we incurred acquisition-related costs of $18.7 in connection with the 2011 Acquisitions as well as certain due diligence and acquisition-related costs incurred in connection with certain contemplated acquisitions that were withdrawn. These costs include internal integration costs of $7.9, transaction-related costs of $10.3, and $0.5 related to acquisition accounting impacts of revaluation of acquired inventory. The internal integration costs include $6.8 of expense related to amortization of a deferred brand growth charge in connection with the TJoy acquisition that was included in amortization expense in the Consolidated Statements of Operations and $1.1 of costs related to consulting, legal services and travel included in selling, general and administrative expenses in the Consolidated Statements of Operations. Transaction-related costs represent external costs directly related to acquiring a company, for both completed and contemplated business combinations and can include expenditures for finder’s fees, legal, accounting, valuation and other professional or consulting fees which are included in acquisition-related costs in the Consolidated Statements of Operations. In connection with the acquisitions, we recorded acquired net assets at fair value, including a fair value increase of inventories acquired of $0.5. This fair value increase of inventory resulted in an increase in cost of sales in the Consolidated Statements of Operations as the inventory was sold following the acquisition.

In fiscal 2011, we incurred acquisition related costs of $46.8 in connection with the 2011 Acquisitions. These costs include $20.3 related to acquisition accounting impacts of revaluation of acquired inventory, transaction-related costs of $18.4 and integration costs of $8.1. In connection with the 2011 Acquisitions, we recorded acquired net assets at fair value, including a fair value increase of inventories acquired of $20.3. This fair value increase of inventory resulted in an increase in cost of sales in the Consolidated Statements of Operations as the inventory was sold following the acquisition. Transaction-related costs represent external costs directly related to the acquisitions and primarily include expenditures for banking, legal, accounting and other similar services which are included in acquisition-related costs in the Consolidated Statements of Operations. The integration costs include $2.5 of external costs related to consulting, system integrations and other professional services that are included in acquisition-related costs in the Consolidated Statements of Operations, $2.2 of costs related to travel and consulting included in selling, general and administrative expenses in the Consolidated Statements of Operations, and $3.4 of expense related to amortization of a deferred brand growth charge in connection with the TJoy acquisition which is included in amortization expense in the Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Public Entity Preparedness Costs

In fiscal 2013, we incurred public entity preparedness costs of $7.7 primarily consisting of consulting, audit, legal, filing and printing costs associated with preparation and filing of the registration statement.

In fiscal 2012, we incurred public entity preparedness costs of $4.5 primarily consisting of consulting, audit, legal, filing and printing costs associated with preparation and filing of the registration statement and consulting costs related to Sarbanes-Oxley compliance.

In fiscal 2011, we incurred public entity preparedness costs of $2.1 primarily consisting of consulting fees associated with preparation for public entity reporting requirements and Sarbanes-Oxley compliance.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and were included in Corporate.

Business Structure Realignment Programs

In fiscal 2013, we incurred business structure realignment program costs of $6.7 which consist of costs related to position eliminations in certain administrative functions of $2.2, costs related to structural reorganization in Geneva related to the creation of a fragrance “Center of Excellence” for research and development and the centralization of global supply chain management in Geneva of $1.2 and costs related to certain other programs in North America of $3.3, of which $1.0 consisted of accelerated depreciation.

In fiscal 2012, we incurred business structure realignment program costs of $12.9 which consist of costs related to structural reorganization in Geneva related to the creation of a fragrance “Center of Excellence” for research and development and the centralization of global supply chain management in Geneva of $7.0, of which $0.5 consisted of accelerated depreciation, costs incurred in connection with the buy-back of distribution rights for a brand in selected EMEA markets of $4.5 and costs related to certain other programs in North America of $1.4, of which $0.4 consisted of accelerated depreciation.

In fiscal 2011, we incurred business structure realignment program costs of $7.2 which consist of accelerated asset depreciation resulting from a change in the estimated useful life of a manufacturing facility of $5.6 and costs related to structural reorganization in Geneva, as discussed above, of $1.6.

In all reported periods, all business structure realignment program costs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and were included in Corporate.

Asset Impairment Charges

In fiscal 2013, we sold a manufacturing facility for $2.0, which had a net book value of $3.5 resulting in an asset impairment charge of $1.5. These costs were recorded in asset impairment charges in the Consolidated Statements of Operations and were included in Corporate.

In fiscal 2012, asset impairment charges of $575.9 were reported in the Consolidated Statements of Operations, $573.0 of which were included in the Skin & Body Care segment and $2.9 of which were included in Corporate. The impairment in the Skin & Body Care segment represents a reduction in carrying value of certain trademarks with indefinite lives of $188.6 and goodwill of $384.4. These impairments were primarily attributable to reductions in both actual and projected cash flows of selected Skin & Body Care products related to the TJoy and Philosophy acquisitions as explained in more detail below.

For TJoy, where the trademark impairment charge was $58.0, our business performance was impacted by the retirement of the TJoy CEO, announced in August 2011 and effective as of December 31, 2011, and the related transition to new leadership during our third quarter of fiscal 2012. In addition, during the second and third quarters of fiscal 2012, certain key sales representatives departed with the former TJoy CEO.

For Philosophy, where the trademark impairment charge was $130.6, reductions in our projections were caused by lower than projected net revenues in the U.S. market, due to an innovation plan that was smaller in scope and less successful than expected, and a slowdown of brand sales momentum in certain key retailers. Furthermore, the expansion of the Philosophy business into certain international markets anticipated in fiscal 2012 was delayed due to a longer than expected product registration process in certain countries, contributing significantly to a reduction in current and long-term projected net revenues of the business and its resultant fair value. In spite of the above issues, Philosophy sales in fiscal 2012 were marginally ahead of the prior year. We are working intensely to address the above issues by focusing on product innovation and expansion into new geographies.

The Prestige—Skin & Body Care reporting unit also incurred a goodwill impairment charge of $384.4, resulting from the events described above impacting Philosophy projections, coupled with a delay in anticipated cost savings associated with consolidating our worldwide research and development, manufacturing, distribution and marketing operations for the Philosophy business into our existing operations. We still anticipate completing the costs savings initiatives associated with the Philosophy business integration; however, the initiatives have been delayed while we focus resources on global technology initiatives that are required before completing this integration.

Gain on Sale of Asset

In fiscal 2013, we received $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor. The license had a net book value of $5.7 and, therefore, we recorded a gain of $19.3 in the Consolidated Statements of Operations and included in Corporate.

INTEREST EXPENSE, NET

Interest expense includes interest expense-related party and interest expense, net.

In fiscal 2013, net interest expense was $76.5 as compared with $89.6 in fiscal 2012. The decrease primarily relates to lower accretion of the obligations related to the purchase of TJoy of $6.8, lower expense of $4.9 due to the maturity of interest rate swaps, and lower interest expense on our debt instruments.

In fiscal 2012, net interest expense was $89.6 as compared with $91.5 in fiscal 2011. Interest expense decreased primarily due to lower debt balances and higher interest income on higher cash and cash equivalents. Interest expense in fiscal 2012 includes $7.0 primarily related to the accretion of the obligations related to the purchase of TJoy that we do not expect to reoccur in the future.

OTHER EXPENSE (INCOME), NET

In fiscal 2013, other (income) expense, net was $(0.8) as compared with $32.0 in fiscal 2012. The expense in fiscal 2012 primarily reflects a loss of $37.4 on a foreign currency contract to hedge foreign currency exposure associated with an acquisition opportunity that was withdrawn, partially offset by a gain of $3.8 related to other foreign currency exchange contracts.

In fiscal 2012, other expense (income), net was $32.0 as compared with $4.4 in fiscal 2011. The increase in expense primarily reflects a loss in fiscal 2012 of $37.4 on a foreign currency contract to hedge foreign currency exposure associated with an acquisition opportunity that was withdrawn. Partially offsetting this loss was a $7.6 change, from a loss of $3.8 in fiscal 2011 to a gain of $3.8 in fiscal 2012 related to other foreign currency exchange contracts.

INCOME TAXES

The following table presents our provision for income taxes, and effective tax rates for the periods presented:

	2013	2012	2011
Provision (benefit) for income taxes	$116.8	$(37.8)	$95.1
Effective income tax rate	36.6%	11.4%	51.4%

The effective income tax rate for fiscal 2013 was 36.6% as compared with 11.4% in fiscal 2012 and 51.4% in fiscal 2011. The effective income tax rate in fiscal 2013 reflects tax expense of $18.2 associated with the recognition of valuation allowances primarily due to TJoy’s ongoing operating losses, $16.0 associated with the non-deductibility of certain share-based compensation offset by a change in recognized tax benefit of $28.8 due to federal, state, and foreign expirations in statutes of limitations and settlements. The effective income tax rate in fiscal 2012 reflects tax expense of $14.9 associated with the inclusion in U.S. income of activities of certain foreign subsidiaries, $80.1 associated with asset impairment charges and $27.9 associated with the non-deductibility of certain share-based compensation. The effective income tax rate in fiscal 2011 reflects tax expense of $14.0 associated with the movement of cash from certain international subsidiaries and $41.9 associated with the inclusion in U.S. income of the activities of certain foreign subsidiaries.

The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) jurisdictions with different statutory rates, (2) adjustments to our unrecognized tax benefits and accrued interest, (3) non-deductible expenses and (4) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

(in millions)	Year Ended June 30, 2013			Year Ended June 30, 2012
	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision (Benefit) for Income Taxes	Effective Tax Rate
Reported Income (Loss) Before Income Taxes	$318.7	116.8	36.6%	$(331.1)	$(37.8)	11.4%
Share-based compensation expense adjustment(a)	120.3	8.0		109.9	12.0
Other adjustments to Operating Income(a)	58.1	15.2		635.5	152.2
Other adjustments(b)	—	—		44.4	15.4
Tax impact on foreign income inclusion(c)	—	—		—	(14.9)

Adjusted Income Before Income Taxes(d)	$497.1	$140.0	28.2%	$458.7	$126.9	27.7%

(a)	See “Reconciliation of Operating Income (Loss) to Adjusted Operating Income.”

(b)	See “Reconciliation of Net Income (Loss) Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”

(c)

Reflects an adjustment to our tax provision equal to the tax expense associated with certain foreign income that was subject to tax in the U.S. during fiscal 2011 under the provisions of Internal Revenue Code Sections 951 through 954 (“Subpart F”), but that should no longer be subject to Subpart F as a result of structural changes in our organization. This change is reflected in the provision for income taxes in the Consolidated Statements of Operations for periods following its implementation.

(d)

Cash paid and payable for income taxes for fiscal 2013 is less than the provision for income taxes for Adjusted Income Before Income Taxes primarily due to tax benefits associated with the amortization of goodwill and other intangible assets for the fiscal 2011 acquisitions of OPI and Philosophy of $23.8 and utilization of net operating losses in the U.S. and Germany of $13.5.

Cash paid and payable for income taxes for fiscal 2012 is less than the provision for income taxes for Adjusted Income Before Income Taxes primarily due to tax benefits associated with the amortization of goodwill and other intangible assets for the fiscal 2011 acquisitions of OPI and Philosophy of $23.8 and utilization of net operating losses in the U.S. and Germany of $16.6.

The annual current tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $13.0 as of June 30, 2011 and is approximately $23.8 as of June 30, 2013 and 2012 and will remain as such through fiscal 2022. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share was $0.04 for fiscal 2011 and $0.06 for fiscal 2013 and 2012. Based on the number of outstanding shares at June 30, 2013, the impact will remain $0.06 per share through 2022.

NET INCOME ATTRIBUTABLE TO COTY INC.

In fiscal 2013, net income attributable to Coty Inc. increased $492.4, to $168.0, from $(324.4) in fiscal 2012. This increase primarily reflects higher operating income along with lower other expense, net, and interest expense, net partially offset by higher tax expense (as discussed above).

In fiscal 2012, net income attributable to Coty Inc. decreased $386.1, to $(324.4), from $61.7 in fiscal 2011. This decrease primarily reflects lower operating income partially offset by lower income tax expense (as discussed above).

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

(in millions)	Year Ended June 30,			Change %
	2013	2012	2011	2013/2012	2012/2011
Reported Net Income (Loss) Attributable to Coty Inc.	$168.0	$(324.4)	$61.7	>100%	<(100)%
% of Net revenues	3.6%	(7.0)%	1.5%
Share-based compensation expense adjustment(a)	120.3	109.9	64.9	9%	69%
Change in tax provision due to share-based compensation expense adjustment	(8.0)	(12.0)	(14.4)	33%	17%

Net Income (Loss) adjusted for share-based compensation expense adjustment	280.3	(226.5)	112.2	>100%	<(100)%
% of Net revenues	6.0%	(4.9)%	2.7%
Other adjustments to Reported Net Income (Loss) Attributable to Coty Inc.:
Other adjustments to Operating Income (Loss)(a)	58.1	635.5	86.6	(91)%	>100%
Loss on foreign currency contract(b)	—	37.4	—	(100)%	N/A
Acquisition-related interest expense(c)	—	7.0	9.1	(100)%	(23)%

Total other adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	58.1	679.9	95.7	(91)%	>100%
Change in tax provision due to other adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	(15.2)	(167.6)	(28.8)	91%	<(100)%
Tax impact on foreign income inclusion(d)	—	14.9	41.9	(100)%	(64)%
Tax impact on intercompany borrowing(e)	—	—	14.0	N/A	(100)%

Adjusted Net Income Attributable to Coty Inc.	$323.2	$300.7	$235.0	7%	28%

% of Net revenues	7.0%	6.5%	5.8%
Per Share Data
Adjusted weighted-average common shares(f)
Basic	381.7	373.0	329.4
Diluted	396.4	384.6	339.1
Adjusted net income attributable to Coty Inc. per common share(g)
Basic	0.85	0.81	0.71
Diluted	0.82	0.78	0.69

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)

Loss on foreign currency contract to hedge foreign currency exposure associated with a contemplated acquisition opportunity that was withdrawn. This amount is included in other expense, net in the Consolidated Statements of Operations.

(c)

Interest expense for fiscal 2012 associated with the obligations related to the purchase of TJoy. For fiscal 2011, interest expense associated with the obligations related to the purchase of TJoy and a one-time expense to secure availability of funds under a $700.0, 90-day credit facility for the 2011 Acquisitions. These amounts are included in interest expense, net in the Consolidated Statements of Operations.

(d)

Reflects an adjustment to our tax provision equal to the tax expense associated with certain foreign income that was subject to tax in the U.S. during fiscal 2011 and 2010 under the provisions of Internal Revenue Code Sections 951 through 954 (“Subpart F”), but that should no longer be subject to Subpart F as a result of structural changes in our organization. Effective fiscal 2012, we created a fragrance “Center of Excellence” for research and development and centralized global supply chain management in Geneva, Switzerland. As a result of these changes to our organizational and management structure, Subpart F should no longer apply to income associated with our operations in Geneva and, accordingly, tax expense associated with certain foreign-based income will be reduced in the future. This change is reflected in the provision for income taxes in the Consolidated Statements of Operations for periods following its implementation.

(e)

Reflects tax expense associated with the short-term intercompany borrowing arrangements entered into between us and certain foreign subsidiaries during fiscal 2011 in connection with unanticipated acquisition and other opportunities. Under the provisions of Internal Revenue Code Sections 951 through 956, these short-term borrowings were considered a deemed dividend and resulted in a tax expense of $14.0 in fiscal 2011.

(f)

For all periods presented the adjusted number of common shares used to calculate non-GAAP adjusted basic and diluted net income attributable to Coty Inc. per common share is identical to the number of common and diluted shares used to calculate GAAP net income (loss) per common share, except for fiscal 2012. For fiscal 2012, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 11.6 million higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share.

(g)

The annual current tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $13.0 as of June 30, 2011 and is approximately $23.8 as of June 30, 2013 and 2012 and will remain as such through fiscal 2022. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share was $0.04 for fiscal 2011 and $0.06 for fiscal 2013 and 2012. Based on the number of outstanding shares at June 30, 2013, the impact will remain $0.06 per share through 2022.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended June 30, 2013. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period.

(in millions, except per share data)	Three Months Ended
	Fiscal 2013				Fiscal 2012
	Jun 30 2013	Mar 31 2013	Dec 31 2012	Sep 30 2012	Jun 30 2012	Mar 31 2012	Dec 31 2011	Sep 30 2011
Consolidated Statements of Operations Data:
Net revenues	$1,058.8	$997.7	$1,379.5	$1,213.1	$1,023.4	$1,005.2	$1,337.9	$1,244.8
Gross profit	620.4	615.1	816.6	736.7	623.0	609.0	804.0	751.3
Asset impairment charges	—	—	1.5	—	473.9	102.0	—	—
Operating (loss) income	(23.9)	30.1	222.3	165.9	(485.4)	(137.1)	170.7	242.3
Interest expense, net	21.0	20.2	18.4	16.9	16.0	19.1	22.7	31.8
Other (income) expense, net	(0.2)	(0.2)	(0.2)	(0.2)	2.2	1.3	(15.7)	44.2
(Loss) income before income taxes	(44.7)	10.1	204.1	149.2	(503.6)	(157.5)	163.7	166.3
Provision (benefit) for income taxes	11.5	(19.8)	70.7	54.4	(152.3)	0.5	62.4	51.6
Net (loss) income	$(56.2)	$29.9	$133.4	$94.8	$(351.3)	$(158.0)	$101.3	$114.7
Net income attributable to noncontrolling interests	$2.9	$3.8	$5.2	$3.8	$2.3	$3.2	$4.2	$4.0
Net income attributable to redeemable noncontrolling interests	$3.2	$5.7	$5.0	$4.3	$3.7	$4.2	$4.7	$4.8
Net (loss) income attributable to Coty Inc.	$(62.3)	$20.4	$123.2	$86.7	$(357.3)	$(165.4)	$92.4	$105.9
Per Share Data:
Weighted-average common shares
Basic	383.0	382.8	381.3	379.6	377.3	376.9	371.0	366.7
Diluted	383.0	396.7	397.7	395.8	377.3	376.9	380.4	377.0
Cash dividends declared per common share	$—	$—	$0.15	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.16)	$0.05	$0.32	$0.23	$(0.95)	$(0.44)	$0.25	$0.29
Diluted	(0.16)	0.05	0.31	0.22	(0.95)	(0.44)	0.24	0.28

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of June 30, 2013 and 2012, we had cash and cash equivalents of $920.4 and $609.4, respectively. It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through June 30, 2013, and our future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Our cash and cash equivalents balance as of June 30, 2013 and 2012 includes approximately $914.2 and $605.0, respectively, of cash held by foreign operations associated with our permanent reinvestment strategy. We do not believe the reinvestment of these funds impairs our ability to meet our domestic debt or working capital obligations. All foreign cash is readily convertible into other foreign currencies, including U.S. dollars. If foreign cash is necessary for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of our Fragrances, Color Cosmetics, and Skin & Body Care products.

As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt

	June 30,
	2013	2012
Short-term debt	$35.1	$56.7
Coty Inc. Credit Facility due August 2018
Term Loan	1,250.0	1,250.0
Revolving Loan Facility	845.0	653.5
Senior Notes
5.12% Series A notes due June 2017	100.0	100.0
5.67% Series B notes due June 2020	225.0	225.0
5.82% Series C notes due June 2022	175.0	175.0
Capital lease obligations	0.1	0.1

Total debt	2,630.2	2,460.3
Less: Short-term debt and current portion of long-term debt	(40.1)	(190.1)

Total Long-term debt	$2,590.1	$2,270.2

Short-Term Debt

We maintain short-term lines of credit with financial institutions around the world. Total available lines of credit were $162.7 and $178.0, of which $35.1 and $56.7 were outstanding at June 30, 2013 and 2012, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.9 % and 9.5 % and 0.7% and 9.3% as of June 30, 2013 and 2012, respectively. The weighted-average interest rate on short-term debt outstanding was 6.8% and 6.6% as of June 30, 2013 and 2012, respectively. In addition, we had undrawn letters of credit of $3.3 and $3.0 as of June 30, 2013 and 2012, respectively.

Long-Term Debt

On April 2, 2013, we refinanced our then-existing credit facility, entering into our current credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The new credit agreement (the “2013 Credit Agreement”) expires on April 2, 2018 and provides (i) a term loan of $1,250.0 (the “2013 Term Loan”) and (ii) a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) which includes up to $80.0 in swingline loans under the 2013 Revolving Loan Facility. Rates of interest on amounts borrowed under the 2013 Credit Agreement are based on the London Interbank Offer Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by our consolidated leverage ratio. Applicable spreads on the borrowings under the 2013 Credit Agreement may range from 0.0% to 1.5% based on our consolidated leverage ratio, as defined in the 2013 Credit Agreement. In addition to interest on amounts borrowed under the 2013 Credit Agreement, we will pay a quarterly commitment fee, as defined in the 2013 Credit Agreement, on the 2013 Revolving Loan Facility that can range from 0.15% to 0.225% based on our consolidated leverage ratio, as defined in the 2013 Credit Agreement. Quarterly repayments of the 2013 Term Loan will commence on July 1, 2015 and will total 10% in fiscal 2016, 20% in fiscal 2017 and 70% in fiscal 2018. The 2013 Revolving Loan Facility is payable in full in fiscal 2018, while the swingline loan is payable within 15 days of borrowing. We used the proceeds from the 2013 Credit Agreement to repay amounts outstanding under the 2011 Credit Agreement described below and for general corporate purposes. Associated with the refinancing, we wrote-off $2.6 of deferred financing fees, which were included in interest expenses, net in the Consolidated Statement of Operations for fiscal 2013. As of June 30, 2013, we had $405.0 available for borrowings.

On August 22, 2011, we refinanced our then-existing credit facility, entering into a credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A. and Wells Fargo Bank, N.A. as co-syndication agents (the “2011 Credit Agreement”). By its terms, the 2011 Credit Agreement would have expired on August 22, 2015. The 2011 Credit Agreement provided a term loan of $1,250.0 (the “2011 Term Loan”) and a revolving loan facility of $1,250.0 (the “2011 Revolving Loan Facility”). Rates of interest on amounts borrowed under the 2011 Credit Agreement were based on either LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by our consolidated leverage ratio or, if applicable, our credit rating by Moody’s or S&P. Applicable spreads on our borrowings under the 2011 Credit Agreement could have ranged from 0.05% to 2.5%. In addition to interest on amounts borrowed under the 2011 Credit Agreement, we paid a quarterly commitment fee, as defined in the 2011 Credit Agreement, on the 2011 Revolving Loan Facility that could have ranged from 0.2% to 0.4%. The weighted-average effective interest rate for our borrowings under the 2011 Credit Agreement was 1.9% as of June 30, 2012. The proceeds from the 2011 Credit Agreement were used to repay existing debt and for general corporate purposes. In August 2011, we wrote-off $1.4 of deferred financing fees associated with the refinancing, which were included in interest expense, net in the Consolidated Statements of Operations for fiscal 2012.

Interest is payable quarterly or on the last day of the interest period applicable to the borrowings under the 2013 Credit Agreement. The weighted-average interest rate on the 2013 Term Loan and 2013 Revolving Loan Facility in fiscal 2013 was approximately 1.6% and 1.4%, respectively. The weighted-average interest rate on the 2011 Term Loan was approximately 2.0% for the period in fiscal 2013 before the refinancing of the 2011 Credit Agreement and approximately 2.1% and 2.0% in fiscal 2012 and 2011, respectively. The weighted-average interest rate on the 2011 Revolving Loan Facility was approximately 1.7% for the period in fiscal 2013 before the refinancing and approximately 1.7% and 1.1% in fiscal 2012 and 2011, respectively.

On June 16, 2010, we issued $500.0 of Senior Secured Notes (the “Senior Notes”) in three series in a private placement transaction pursuant to a Note Purchase Agreement (the “NPA”): (i) $100.0 in aggregate principal amount of 5.12% Series A Senior Secured Notes due June 16, 2017, (ii) $225.0 in aggregate principal amount of 5.67% Series B Senior Secured Notes due June 16, 2020 and (iii) $175.0 in aggregate principal amount of 5.82% Series C Senior Secured Notes due June 16, 2022. Interest payments are payable semi-annually in December and June. In connection with the refinancing of our credit facility in August 2011, the liens that secured the Senior Notes were released as provided in the NPA.

As of June 30, 2013, we are required to comply with certain covenants contained within the 2013 Credit Agreement and the NPA (“Agreements”), These covenants contain customary representations and warranties as well as customary affirmative and negative covenants including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Agreements include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events and certain cross defaults. In addition, a change of control is a default under the 2013 Credit Agreement and requires a prepayment offer under the NPA. Financial covenants in the Agreements require us to maintain, at the end of each fiscal quarter, a consolidated leverage ratio of consolidated total debt to consolidated EBITDA, as defined in the Agreements, equal to or less than 3.5 to 1.0 for the previous 12-month period and a consolidated interest coverage ratio equal to or greater than 3.0 to 1.0 for the previous 12-month period, except that the 2013 Credit Agreement permits us to maintain a consolidated leverage ratio equal to or less than 4.0 to 1.0 for the 12-month period following a material acquisition, as defined in the 2013 Credit Agreement.

We are in compliance with all 2013 Credit Agreement and NPA financial covenants as of June 30, 2013 and with all 2011 Credit Agreement and NPA financial covenants as of June 30, 2012. Our consolidated leverage ratio was 2.16 and our consolidated interest coverage ratio was 11.8 as of June 30, 2013. Failure to comply with the financial and other covenants under the Agreements may constitute a default and may allow the lenders to accelerate the maturity of all indebtedness under these agreements, in certain instances after an applicable cure period. If such acceleration were to occur, we may not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under these agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary.

We generally do not expect our current debt covenants to prevent us from undertaking additional debt or equity financing. However, should we decide to pursue an acquisition that requires financing that would result in a violation of our existing debt covenants, refusal of our current lenders to permit waivers or amendments to our existing covenants could delay or prevent consummation of our plans.

Consolidated Statements of Cash Flows Data:	Year Ended June 30,
	2013	2012	2011
(in millions)
Net cash provided by operating activities	$463.9	$589.3	$417.5
Net cash used in investing activities	(229.9)	(333.9)	(2,252.5)
Net cash provided (used in) by financing activities	69.0	(97.7)	1,903.8

Net cash provided by operating activities

Net cash provided by operating activities was $463.9, $589.3 and $417.5 for fiscal 2013, 2012 and 2011, respectively. The decrease in operating cash inflows in fiscal 2013 compared with fiscal 2012 is primarily due to increased cash outflow for accrued expenses and other liabilities of $238.6 which includes higher cash exercises of share-based compensation awards of $150.5, cash payments for fiscal 2012 awards under the annual performance plan of approximately $30.0, and professional fees paid of approximately $15.0 in fiscal 2013. The decrease in operating cash flows also relates to the decrease in accounts payable of $61.2 as a result of payments made during fiscal 2013 for higher inventory purchases and advertising and promotional expenses made through June of fiscal 2012. These decreases were offset by increased cash inflow from increased net income adjusted for non-cash items of $38.7, decreased cash outflow as a result of an inventory reduction initiative of $64.5 and decreased cash outflow for prepaid expenses and other assets of $65.0 as a result of holding less marketing materials and less spending on advertising in fiscal 2013.

The increase in operating cash inflows in fiscal 2012 compared with fiscal 2011 was a result of an increase in net revenue and net income adjusted for non-cash items, primarily asset impairment charges and share-based compensation, in addition to working capital improvement. The improvement in working capital was driven primarily by cash inflows due to the increase in accounts payable, tax accruals, and accrued expenses and other liabilities. The overall increase in cash inflows was partially offset by cash outflows caused by the increase in trade receivables, inventories, and prepaid expenses and other assets.

Net cash used in investing activities

Net cash used in investing activities was $229.9, $333.9 and $2,252.5 for fiscal 2013, 2012 and 2011, respectively. The decrease in investing cash outflows in fiscal 2013 compared with fiscal 2012 is primarily due to lower payments for acquisitions. The payments for acquisitions in fiscal 2013 include $23.0 paid for 8% of TJoy shares and the deferred brand growth liability and $8.0 for license rights to distribute a celebrity’s existing fragrance portfolio and develop new fragrances compared to $129.1 paid in fiscal 2012 for 32% of TJoy shares. Additionally, the decrease in net investing cash outflows is due to the proceeds from a sale of an asset of $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor. The decrease is offset by higher capital expenditures.

The decrease in investing cash outflows in fiscal 2012 compared with fiscal 2011 was primarily due to lower payments for acquisitions offset by an increase in cash used for capital expenditures. Net cash used in investing activities for fiscal 2012 includes a payment of $129.1 for 32% of TJoy shares, pursuant to the terms of the TJoy acquisition.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $69.0, $(97.7) and $1,903.8 for fiscal 2013, 2012 and 2011, respectively. The increase in financing cash inflows in fiscal 2013 compared with fiscal 2012 is primarily due to increase in net proceeds from our Credit Agreements of $378.0. The increase in cash inflow is offset by lower net proceeds from issuance of common stock of $120.8, a dividend payment of $57.4, and higher repayment of short-term debt of $47.8.

The increase in financing cash outflow in fiscal 2012 as compared with fiscal 2011 was primarily due to current year increase in net repayments of the global and domestic revolvers and term loans, payment of deferred financing fees, acquisition of noncontrolling interest, and the equity infusion from JAB BV received in fiscal 2011. Cash outflows were partially offset by cash received from the issuance of common stock in the current year and debt repayment to JAB BV in the prior year.

Pension and Post-Employment Plan Funding

Our investment policies and strategies for plan assets are to achieve the greatest return consistent with the fiduciary character of the plan and to maintain a level of liquidity that is sufficient to meet the need for timely payment of benefits. The goals of the investment managers include minimizing risk and achieving growth in principal value so that the purchasing power of such value is maintained with respect to the rate of inflation.

The pension plan’s return on assets is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions.

The asset allocation decision includes consideration of future retirements, lump-sum elections, growth in the number of participants, company contributions, and cash flow. These actual characteristics of the plan place certain demands upon the level, risk and required growth of trust assets. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.

During fiscal 2013, we contributed approximately $3.6 and $9.5 to our U.S. and international pension plans, respectively, and $1.7 to our other post-employment benefit plans. We expect to contribute approximately $3.3 and $10.8 to our U.S. and international pension plans, respectively and $1.8 to our other post-employment benefit plans in fiscal 2014.

Dividends

On November 8, 2012, our Board of Directors declared a cash dividend of $0.15 per share, or approximately $57.8 on our common stock, of which $57.4 was paid on December 10, 2012. The remaining $0.4 is payable upon vesting and settlement of those shares, of which no shares had vested as of June 30, 2013. There were no dividends paid or declared in fiscal 2012.

Contractual Obligations and Commitments

Our principal contractual obligations and commitments as of June 30, 2013 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2014	2015	2016	2017	2018
Long-term debt obligations	$2,595.0	$5.0	$—	$125.0	$350.0	$1,715.0	$400.0
Interest on long-term debt obligations(a).	426.0	70.0	69.0	74.0	80.0	67.0	66.0
Operating lease obligations	458.4	62.6	59.4	38.0	30.9	30.6	236.9
License agreements:(b)
Royalty payments	257.6	35.3	33.0	24.9	21.7	21.2	121.5
Advertising and promotional spend obligations	225.2	63.7	49.1	29.1	19.8	12.0	51.5
Other contractual obligations(c)	133.8	56.6	10.6	9.5	9.5	9.5	38.1
Other long-term obligations:
Pension obligations (mandated)(d).	15.0	6.0	2.9	3.1	3.0	—	—
Restructuring costs	28.8	23.8	2.0	3.0	—	—	—

Total	$4,139.8	$323.0	$226.0	$306.6	$514.9	$1,855.3	$914.0

(a)

Interest costs on our variable rate debt are determined based on an interest rate forecast using the forward interest rate curve and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $23.4 over the term of our long-term debt.

(b)

Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for our products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table above. Actual royalty payments and advertising and promotional spending are expected to be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected above.

(c)

Other contractual obligations primarily represent advertising/marketing, logistics and capital improvements commitments. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.

(d)

Represents future contributions to our pension plans mandated by local regulations or statutes. See Note 17, “Employee Benefit Plans” in our notes to Consolidated Financial Statements for additional information on our benefit plans’ investment strategies and expected contributions and for information regarding our total underfunded pension and post-employment benefit plans of $249.6 at June 30, 2013.

The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $189.6 as of June 30, 2013, as we are unable to predict when, or if, any payments would be made. See Note 14, “Income Taxes” in our notes to Consolidated Financial Statements for additional information on our uncertain tax benefits.

Under the agreement relating to our fiscal 2006 acquisition of Unilever Cosmetics International, we are subject to contingent purchase price consideration payments of up to $30.0 per calendar year through 2014, depending on contractually agreed upon sales targets. In March 2013, we made the contingent purchase price consideration payment of $30.0 and currently expect to pay $30.0 for each calendar year through 2014.

We have a 40% and 45% redeemable noncontrolling interest in our consolidated subsidiaries in the UAE and Hong Kong, respectively. We have the right to purchase the noncontrolling interests in these subsidiaries from the noncontrolling interest holders (“call right”) and the noncontrolling interest holders have the right to sell their noncontrolling interests (“put right”) to us at certain points in time. Given the provisions of the put and call rights, the entire noncontrolling interests are redeemable outside of our control and are recorded in temporary equity at the estimated redemption value of $105.8 and $95.9 as of June 30, 2013 and 2012 respectively. See Note 20, “Noncontrolling Interests and Redeemable Noncontrolling Interests” in our notes to Consolidated

Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.

Derivative Financial Instruments and Hedging Activities

We are exposed to foreign currency exchange fluctuations and interest rate volatility through our global operations. We utilize natural offsets to the fullest extent possible in order to identify net exposures. In the normal course of business, established policies and procedures are employed to manage these net exposures using a variety of financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk Management

We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, primarily relating to receivables, inventories, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency gains (losses) of $0.1 and $(1.9) in fiscal 2013 and 2012, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and reflected within operating income. In addition, we recorded foreign currency losses of $0.2 and $39.7 in fiscal 2013 and 2012, respectively, resulting from financing foreign currency exchange transactions that have been included within interest expense, net and other (income) expense, net.

We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. We do not use hedge accounting for these contracts. As of June 30, 2013, we had foreign currency forward contracts with notional value of $260.6, which mature at various dates through June 2014, compared with $40.7 as of June 30, 2012.

We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2013, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures are estimated to result in a pretax loss of approximately $4.3. In the view of management, these hypothetical losses resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations.

Interest Rate Risk Management

We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates in the United States. We periodically enter into interest rate swap agreements to facilitate our interest rate management activities. In some instances, we have designated some of these agreements as cash flow hedges and, accordingly, applied hedge accounting. The effective changes in fair value of these agreements are recorded in accumulated other comprehensive income (loss) (“AOCI/(L)”), net of tax, and ineffective portions are recorded in current- period earnings. Amounts in AOCI/(L) are subsequently reclassified to earnings as interest expense when the hedged transactions are settled. For interest rate swap agreements not designated as hedge accounting instruments, the changes in fair value from period to period are recorded in current-period earnings in the Consolidated Statements of Operations.

We expect that both at the inception and on an ongoing basis, the hedging relationship between any designated interest rate hedges and underlying variable rate debt will be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, we will be required to discontinue hedge accounting with respect to that derivative prospectively. The corresponding gain or loss position of the ineffective hedge recorded to AOCI/(L) will be reclassified to current-period earnings.

If interest rates had been 10% higher/lower and all other variables were held constant, operating income for fiscal 2013 and 2012 would decrease/increase by $3.5 and $3.9, respectively.

Credit Risk Management

We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $0.6 and $0.2 as of June 30, 2013 and 2012, respectively. Accordingly, management believes risk of material loss under these hedging contracts is remote.

Inflation Risk

To date, we do not believe inflation has had a material effect on our business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures in the future, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $3.3 and $3.0 as of June 30, 2013 and 2012, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, goodwill, other intangible and long-lived assets, pension and other post-employment benefit costs, share-based compensation and income taxes.

Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.

Revenue Recognition

Revenue is recognized when realized or realizable and earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3.7%, 3.5%, and 3.6% of gross revenue after customer discounts and allowances for fiscal 2013, 2012 and 2011, respectively. Trade spending activities represent 9.4%, 9.8% and 9.0% for fiscal 2013, 2012 and 2011, respectively.

Our sales return accrual, which primarily relates to our Fragrances and Skin & Body Care segments, reflects seasonal fluctuations, including those related to the holiday season in our second quarter. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands. If the historical data we use to calculate these estimates does not approximate future returns, additional allowances may be required.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets consist of indefinite-lived trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

Goodwill

We assess goodwill at least annually for impairment, or more frequently, if certain events or circumstances warrant. Effective for fiscal 2012, we changed our annual impairment testing date for goodwill from January 1 to May 1. We test goodwill for impairment at the reporting unit level, which is one level below our reportable segments. We identify our reporting units by assessing whether the components of our reportable segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. We have identified five reporting units. Color Cosmetics is considered an operating segment and a reporting unit and our Fragrances and Skin & Body Care operating segments each includes two reporting units.

Impairment testing for goodwill is performed in two steps: (i) the determination of possible impairment, based upon the fair value of a reporting unit as compared to its carrying value; and (ii) if there is a possible impairment indicated, this step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units.

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine fair value of the reporting unit, we use the income approach. Under the income approach, we determine fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and a review with comparable market multiples for the industry segment as well as our historical operating trends.

Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. We would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.

In fiscal 2013, we performed our annual impairment testing of goodwill and no adjustments to its carrying value were required. Based on the impairment tests performed, we determined that the fair values of our reporting units significantly exceeded their respective carrying values, ranging from approximately 25% to greater than 100%, depending on the respective reporting unit. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate range of 10.0% to 12.5%.

We have completed sensitivity analyses for our reporting units. Assuming no changes to other factors, the estimated fair value of our reporting units will continue to exceed their respective carrying values unless any of the following occurred as applicable for each reporting unit: declines in expected growth rates of approximately 20% to greater than 100% of current projected average growth; a decrease in projected operating margins of approximately 14% to 60%; or an increase in our reporting unit discount rates of approximately 150 basis points to greater than 1,000 basis points.

Due to lower than expected actual net revenues of the Philosophy business, lower than expected actual and projected future cash flows and a delay in anticipated cost savings due to a re-prioritization of cost savings projects across all reporting segments, we performed an impairment test for the Prestige—Skin & Body Care reporting unit as of June 30, 2012. The decreases in these assumptions resulted in a total reduction of the fair value of the Prestige—Skin & Body Care reporting unit by 50% as of June 30, 2012 compared to the May 1, 2012 fair value, such that fair value declined below carrying value during the current fiscal year. As a result, we performed the second step of the goodwill impairment test to calculate the implied fair value of goodwill, by allocating the calculated fair value to the assets and liabilities (other than goodwill) of the Prestige—Skin & Body Care reporting unit. Based on this impairment test, we recorded a pre-tax non-cash impairment of goodwill at the Prestige—Skin & Body Care reporting unit of $384.4 in asset impairment charges in the Consolidated Statements of Operations, reducing goodwill at this reporting unit from $437.1 to $52.7.

We believe the assumptions used in calculating the estimated fair value of the reporting units are reasonable and attainable. However, we can provide no assurances that we will achieve such projected results. Further, we can provide no assurances that we will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in our interest rates. Recognition of additional impairment of a significant portion of our goodwill would negatively affect our reported results of our operations and total capitalization.

Other Intangible Assets

We assess indefinite-lived other intangible assets at least annually for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value. Effective for fiscal 2012, we changed our annual impairment testing date for other indefinite-lived intangible assets from January 1 to May 1. Trademarks are tested for impairment on a brand level basis.

The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value. Fair value calculation requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in the economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results.

On May 1, 2013, we performed our annual impairment testing of indefinite-lived other intangible assets and no adjustments to carrying values were required.

The carrying value of our indefinite-lived other intangible assets was $1,171.9 as of June 30, 2013, which includes OPI of $660.0, Philosophy of $265.3, and Sally Hansen of $182.2. As of May 1, 2013, we determined that the fair value of the Philosophy indefinite-lived trademark exceeded its carrying value by 5%, exceeding expectations compared to our projections made in fiscal 2012, and resulting in an increase in fair value subsequent to the impairment recorded on the asset during fiscal 2012, as discussed below. Additionally, we determined that the fair values of all other indefinite-lived trademarks significantly exceeded their carrying values, ranging from 53% to greater than 100%. Significant assumptions included using growth rates that are in line with expected market growth rates for the respective product categories, a discount rate of 11.0% and royalty rates that are similar to market participant rates for the respective product categories. Assuming no changes to other factors, the estimated fair value of the Philosophy trademarks will continue to exceed their carrying values unless there is a decline in the expected growth rate of more than 10%, or an increase in the discount rate of greater than 300 basis points for the philosophy trademark. Assuming no changes to other factors, the estimated fair value of the other indefinite-lived trademarks will continue to exceed their carrying values unless there is a decline in the expected growth rate of more than 100% or an increase in the discount rate of greater than 600 basis points.

During fiscal 2012, we recorded a total pre-tax non-cash impairment charge of $188.6 in asset impairment charges in the Consolidated Statements of Operations to reduce the carrying value of the TJoy and Philosophy trademarks as discussed in more detail below.

During fiscal 2012, an impairment charge of $58.0 was recorded with respect to TJoy. The impairment charge was primarily the result of sales volume and net revenues that were lower than projected at the time of acquisition of the TJoy business principally attributable to the retirement of the TJoy CEO announced in August 2011 and effective at December 31, 2011, and the related transition to new leadership during our third quarter of fiscal 2012. The reductions in our net revenues during the quarter ended March 31, 2012 had an impact on actual and projected cash flows of TJoy and the resultant impact on fair value and impairment charge. In valuing the TJoy trademark we assumed certain growth rates over the projection period, royalty rates of 4% and a discount rate of 14%. Subsequent to the impairment of the TJoy trademark in our third quarter, we revised our assessment of the estimated useful life of the TJoy trademark and began amortizing the trademark over eight years. This estimate is based on the estimated remaining life of the customer relationships, since we believe that sales through existing customer relationships are the main drivers for the value of the TJoy brand. This trademark is recorded in the Beauty—Skin & Body Care reporting unit. Despite the impairment of this trademark, the reporting unit fair value significantly exceeded its carrying value, since the reporting unit also generates net revenues from certain other trademarks that have significantly exceeded expectations.

During fiscal 2012, an impairment charge of $130.6 was recorded with respect to Philosophy. This impairment charge was the result of lower than projected sales growth in the U.S. market, due to an innovation plan that was smaller in scope and less successful than expected, and a slowdown of brand sales momentum with certain key retailers. Furthermore, the expansion of the Philosophy business into certain international markets anticipated in fiscal 2012 was delayed due to a longer than expected product registration process in certain countries, compounded by the adverse impact of foreign currency fluctuations, which contributed significantly to a delay in current and long-term projected net revenues of Philosophy and the resultant impact on fair value. The main assumptions in valuing the Philosophy trademarks are the assumed revenue and profitability rates. We reduced the assumed growth rates in the earliest period, which had a significant impact on future years in the projection period.

We believe the assumptions used in calculating the estimated fair value of the trademarks are reasonable and attainable. However, we can provide no assurances that we will not have to recognize additional impairment of indefinite-lived intangible assets in the future due to other market conditions or changes in our interest rates. Recognition of additional impairment of a significant portion of our indefinite-lived intangible assets would negatively affect our reported results of operations and total capitalization.

Long-Lived Assets

Long-lived assets, including tangible and intangible assets with finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment whenever certain triggering events may indicate impairment. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

During fiscal 2013, we sold a manufacturing facility for $2.0. The manufacturing facility had a net book value of $3.5, resulting in an asset impairment charge of $1.5, which was included in Corporate. During fiscal 2012, we recorded an asset impairment charge for a manufacturing facility totaling $2.9, which was included in Corporate. There were no impairments of long-lived assets in fiscal 2011.

Pension and Other Post-Employment Benefit Costs

We sponsor both funded and unfunded pension and other post-employment plans in various forms covering employees who meet the applicable eligibility requirements. We use several statistical and other factors in an attempt to estimate future events in calculating the liability and expense related to these plans. Certain significant variables require us to make assumptions that are within our control such as anticipated discount rate, expected rate of return on plan assets and future compensation levels. We evaluate these assumptions with our actuarial advisors and select assumptions that we believe reflect the economics underlying our pension and post-employment obligations. While we believe these assumptions are within accepted industry ranges, an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net income.

The discount rates used to measure the benefit obligations at the measurement date and the net periodic benefit cost for the subsequent fiscal year are reset annually using data available at the measurement date.

The long-term rates of return on our pension plan assets are based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income. Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. For fiscal 2013 our pension plans had actual returns on assets of $3.5 as compared with expected return on assets of $3.3, which resulted in a net deferred gain of $0.2, substantially all of which is currently subject to be amortized over periods ranging from approximately 8 to 36 years. The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.

The rate of future compensation increases is another assumption used by our third-party actuarial consultants for pension accounting.

The weighted-average assumptions used to determine our projected benefit obligation were as follows:

	Pension Plans				Other Post- Employment Benefits
	U.S.		International
	2013	2012	2013	2012	2013	2012
Discount rates	3.6%–5.0%	3.4%–4.6%	2.3%–3.8%	2.2%–4.4%	5.4%	4.9%
Future compensation growth rates	N/A	N/A	2.0%–2.5%	2.5%–3.0%	N/A	N/A

The weighted-average assumptions used to determine our net periodic benefit cost during the fiscal year were as follows:

	Pension Plans				Other Post- Employment Benefits
	U.S.		International
	2013	2012	2013	2012	2013	2012
Discount rates	3.4%–4.6%	4.3%–5.6%	2.2%–4.5%	2.7%–6.1%	4.9%	5.9%
Future compensation growth rates	N/A	N/A	2.5%–3.0%	2.0%–3.0%	N/A	N/A
Expected long-term rates of return on plan assets	6.5%	6.5%	3.3%–4.3%	3.3%–5.5%	N/A	N/A

Our post-employment plans comprise health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$1.3	$(1.0)
Effect on post-employment benefit obligation	13.6	(10.7)

In addition, our actuarial consultants use other factors such as withdrawal and mortality rates. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions could significantly impact the actual amount of net periodic benefit cost and liability recorded by us.

Share-Based Compensation

As of June 12, 2013, the date the amendment and restatement of our share-based compensation plans became effective, we account for our share-based compensation plans as equity plans. Accordingly, share-based compensation is estimated and fixed based on the fair value of outstanding share-based instruments on June 12, 2013, net of estimated forfeitures and recognized over the requisite service period. Prior to June 12, 2013, our share-based compensation plans were accounted for as liability plans as they allowed for cash settlement or contained put features to sell shares back to us for cash. Accordingly, share-based compensation expense was measured at the end of each reporting period based on the fair value of the award on each reporting date and was recognized as an expense to the extent vested until the award was settled. On June 12, 2013, the ability to settle the awards for cash and the put features to sell the shares back to us for cash was eliminated. The share-based compensation plans provide only a share settlement option and, as such the plans are accounted for as equity plans.

Prior to June 12, 2013, if the award was settled for shares, the shares were included in the number of shares of common stock outstanding, and the fair value of the shares was classified as either a liability, and included in accrued expenses and other current liabilities, or classified as Redeemable common stock, provided that holders have retained the risks and rewards of share ownership for a reasonable period of time. The fair value of the shares was re-measured at each reporting period date through Selling, general and administrative expense as share-based compensation expense if the shares were classified as Accrued expenses and other current liabilities or through Additional paid-in capital if the shares were classified between liability and equity as redeemable common stock.

Prior to June 12, 2013, the fair value of stock options and special incentive awards was determined using the Black-Scholes and Monte Carlo valuation models, respectively, using the following weighted-average assumptions, in addition to the estimated value of our common stock as of June 12, 2013, and June 30, 2012 and 2011. During fiscal 2013, prior to achieving a target fair value for our share price, we used the Monte Carlo valuation method to value the special incentive award. After achieving the target fair value for our share price in December 2012 we used the estimated value of our common stock at each reporting date to value the special incentive award.

	Year Ended June 30,
	2013	2012	2011
Expected life of option	4.03 yrs	4.32yrs	6.38yrs
Expected life of awards	5.00 yrs	5.00yrs	5.00yrs
Risk-free interest rate	0.84%–1.51%	0.72%–1.77%	2.26%–2.99%
Expected volatility	32.53%–33.01%	32.80%	29.98%
Expected dividend yield	0.86%–0.97%	0.00%	0.00%

Share-based compensation expense totaled $144.4, $142.6 and $88.5 in fiscal 2013, 2012 and 2011, respectively. Share-based compensation expense is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Prior to June 12, 2013, management evaluated the impact of share-based compensation on operating income by comparing the expense that was recorded under liability plan accounting to the expense that would have been recorded if the plans had been accounted for as equity plans. This evaluation was relevant to management for the following reasons:

•	several of our main competitors account for their share-based compensation plans as equity plans;

•

our share-based compensation plans would be accounted for as equity plans in connection with our IPO, because the participants would no longer be able to settle the awards under the plan in cash or sell the shares back to us for cash; and

•	certain financial covenant calculations for our debt agreements were derived from calculations including share-based compensation expenses based on the equity method of accounting.

The following table compares the impact of share-based compensation expense in total to share-based compensation expense under equity plan accounting based on grant date fair value, which is used to measure the performance of segments:

	Year Ended June 30,
	2013	2012	2011
Share-based compensation expense:
Expense under liability plan accounting prior to June 12, 2013	$142.2	$142.6	$88.5
Expense under equity plan accounting based on June 12, 2013 fair value	2.2	—	—

Total share-based compensation expense (a)	$144.4	$142.6	$88.5

Expense under equity plan accounting based on grant date fair value(b)	24.1	32.7	23.6

Share-based compensation expense adjustment(c)	$120.3	$109.9	$64.9

(a)	See Note 22, “Share-Based Compensation Plans,” in our notes to the Consolidated Financial Statements.

(b)

Share-based compensation expense calculated as if we had applied equity plan accounting since the grant date of the award for our recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and restricted stock units.

(c)

Share-based compensation adjustment in fiscal 2013, 2012, and 2011 consisted of (i) the difference between share-based compensation expense accounted for under equity plan accounting based on the grant date fair value and total share-based compensation expense, which was accounted for under liability plan accounting prior to June 12, 2013 and equity plan accounting subsequent to the IPO based on the fair value on June 12, 2013, for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares and restricted stock units and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. Vesting of the special incentive awards is dependent upon the occurrence of (i) an initial public offering by September 14, 2015, or (ii) if an initial public offering has not occurred by September 14, 2015, upon achievement of a target fair value of our share price and the completion of the service period on September 14, 2015. On June 13, 2013, the date our Class A common stock began trading on the New York Stock Exchange, 50% of the special incentive awards vested. The remaining 50% of the special incentive awards will vest on the one-year anniversary of the IPO. Prior to the IPO, we used liability plan accounting to measure share-based compensation expense in the Consolidated Statements of Operations on common stock issued to employees and directors to the extent the holders have not retained the risks and rewards of share ownership for a reasonable period of time, as determined under applicable accounting guidance. Once the holders have retained these risks and rewards for a reasonable period of time, generally deemed to be a period of six months from vesting and issuance, the liability recorded in our Consolidated Balance Sheets was reclassified as Redeemable common stock at fair value. Subsequent changes in fair value of the shares classified as Redeemable common stock were recognized in retained earnings or, in the absence of retained earnings, in additional paid-in capital. We use equity plan accounting based on grant date fair value to measure the performance of the segments.

As a result of the transition from liability plan accounting to equity plan accounting for our share-based awards, a final “mark to market” of the liability related to such awards was recorded. Based on our IPO price, we recorded share-based compensation expense of $34.0, reclassified $188.9 from Accrued expenses and other current liabilities and $256.5 from Redeemable common stock to Additional paid in capital which reflects the change in the pre-IPO carrying amount and the estimated fair value of outstanding share-based awards and other share-based compensation activity as of June 12, 2013. The expense was recorded as an increase in share-based compensation expense and included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Income Taxes

We are subject to income taxes in the United States and various foreign jurisdictions. We account for income taxes under the asset and liability method. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. Deferred taxes are recorded at currently enacted statutory tax rates and are adjusted as enacted tax rates change.

Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities, giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on currently available evidence. We consider how to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return.

We are subject to tax audits in various jurisdictions. We regularly assess the likely outcomes of such audits in order to determine the appropriateness of liabilities for unrecognized tax benefits. We classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

For unrecognized tax benefits, we first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to unrecognized tax benefits, associated interest and penalties requires significant estimates to be made by us, there can be no assurance that we will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on our operating results or financial condition.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of examinations by tax authorities, developments in case law and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In addition, we are present in over 35 tax jurisdictions and we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through June 30, 2013 and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2013. It is not practicable for us to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.

Earnings and profits of $40.0 were deemed repatriated from current year earnings during fiscal 2011. These amounts represent that portion of short-term intercompany loans made to us by certain foreign subsidiaries in connection with unanticipated acquisition and other opportunities that were deemed a dividend and therefore subject to tax under the provisions of Internal Revenue Code Sections 951 through 956. These borrowings have been repaid in full. Because the borrowings had become subject to tax as a deemed dividend, we decided to repatriate an amount equal to the net deemed dividend to the U.S. These distributions were from current earnings and not determined to be essentially permanent in duration.

The balance of cumulative undistributed earnings of non-U.S. subsidiaries was $1,535.0 and $1,283.6 as of June 30, 2013 and 2012, respectively. Our cash and cash equivalents balance at June 30, 2013 and 2012, includes $914.2 and $605.0, respectively, of cash held by foreign operations associated with our permanent reinvestment strategy.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes ad inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth in under the captions “Foreign Currency Exchange Risk Management,” “Interest Rate Risk Management,” and “Credit Risk Management” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and is incorporated in this Item 7A by reference.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving our objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

On September 16, 2013, the Company and Darryl McCall entered into a new employment agreement, effective September 1, 2013 (the “Employment Agreement”). A copy of the Employment Agreement is attached hereto as Exhibit 10.17. The Employment Agreement supersedes all previous employment agreements between the Company and Mr. McCall. The Employment Agreement provides that Mr. McCall will transfer to the Company’s New York office on September 1, 2013 and will retire as an executive officer of the Company on or before December 31, 2014. The Employment Agreement also provides that Mr. McCall will be entitled to receive relocation expenses and assistance in connection with his transfer. For disclosure regarding the Employment Agreement, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments upon Termination or Change-in-Control”.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Director Since
Lambertus J.H. Becht	57	2011
Bradley M. Bloom	60	2011
Joachim Faber	63	2010
Olivier Goudet	48	2013
Peter Harf	67	1996
M. Steven Langman	51	2011
Michele Scannavini	54	2012
Erhard Schoewel	64	2006
Robert Singer	61	2010
Jack Stahl	60	2011

Lambertus J.H. Becht joined the Board of Directors of Coty Inc. as Chairman in October 2011. From 1999 to 2011, Mr. Becht was Chief Executive Officer of Reckitt Benckiser plc, a leading global consumer goods company in the field of Household Cleaning and Health & Personal Care. Prior to that, Mr. Becht was Chief Executive Officer of privately held Benckiser Detergents, which in 1997 became Benckiser N.V. and listed on the Amsterdam and New York Stock Exchanges, and in 1999 merged with Reckitt & Colman plc and listed on the London Stock Exchange with Mr. Becht as Chief Executive Officer. Under Mr. Becht’s leadership, Reckitt Benckiser’s market capitalization increased from $7 billion at the time of the merger in 1999 to $41 billion when he retired. Before becoming CEO of Benckiser Detergents in 1995, Mr. Becht held a variety of marketing, sales and finance positions at The Procter & Gamble Company in the United States and Germany and served within Benckiser Detergents as General Manager in Canada, the U.K., France and Italy. Mr. Becht holds a Master of Business Administration degree from the University of Chicago Booth School of Business (1982) and a Bachelor of Arts degree in Economics from the University of Groningen in the Netherlands.

We believe Mr. Becht is well qualified to serve as a member of our Board. Mr. Becht has many years of experience in our industry, including executive, operating and international business experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we will face. Further, we believe that Mr. Becht’s experiences as Chief Executive Officer of Reckitt Benckiser will be advantageous as we become a newly public company.

Bradley M. Bloom joined the Board of Directors of Coty Inc. in January 2011. Mr. Bloom is a Managing Director of Berkshire Partners LLC, a private equity firm that he co-founded in 1986. Prior to Berkshire Partners LLC, Mr. Bloom was a partner at Thomas H. Lee Company. Mr. Bloom received a Bachelor of Arts degree from Harvard College with a Master of Business Administration from Harvard Business School. Mr. Bloom is or has been a director of several of Berkshire Partners LLC’s consumer and retailing companies including Bare Escentuals, Inc., Carters, Inc. and numerous privately held companies.

We believe Mr. Bloom is well qualified to serve as a member of our Board. Mr. Bloom’s more than 35 years of experience in the investment and finance industries will be critical to his ability to identify, understand and address challenges and opportunities that we will face as a newly public company.

Joachim Faber joined the Board of Directors of Coty Inc. in December 2010. Mr. Faber is also the Chairman of the Supervisory Board of Deutsche Börse AG, Frankfurt, a member of the board of HSBC Holdings Plc, London, a member of the Supervisory Board of Osram Licht AG, Chairman of the Shareholder Committee of Joh. A. Benckiser S.à r.l., Luxembourg and a member of the board of Allianz S.A., Paris. Until 2011, Mr. Faber served as the Chief Executive Officer of Allianz Global Investors, a global asset management company, and a member of the management board of Allianz SE in Munich. Prior to joining Allianz in 1997, he worked for 14 years in various positions for Citicorp in Frankfurt and London. He serves on the board of German Cancer Aid in Bonn, the

European School for Management and Technology in Berlin and is Chairman of the Investment Board of the Stifterverband für die Deutsche Wissenschaft. Mr. Faber graduated from the University of Bonn with a degree in Law. He received his PhD degree from the Postgraduate National School of Public Administration Speyer, Germany after completing his research at the Sorbonne University in Paris, France.

We believe Mr. Faber is well qualified to serve as a member of our Board. As Chief Executive Officer of Allianz, Mr. Faber’s experience in running a large corporation with multinational operations will be critical to his ability to assess and address operational challenges and opportunities we face. Additionally, Mr. Faber’s more than 25 years of experience in the banking and finance industries, will be critical to his ability to identify, understand and address challenges and opportunities that we will face as a newly public company.

Olivier Goudet joined the Board of Directors of Coty Inc. in May 2013. Mr. Goudet is Partner and CEO of the Joh. A. Benckiser Group, a position he has held since June 2012. He started his professional career in 1990 at Mars, Incorporated, serving on the finance team of the French business. After six years, he left Mars to join the VALEO Group, where he held several senior executive positions. In 1998, he returned to Mars, where he later became Chief Financial Officer in 2004. In 2008, his role was broadened, and he was appointed Executive Vice President and CFO. In June 2012, he became an Advisor to the Board of Mars. In January 2013, Mr. Goudet became the Chairman of Peet’s Coffee & Tea Inc. He is also a member of the board of directors of Anheuser-Busch InBev SA/NV and serves as the chairman of its audit committee. Mr. Goudet holds a Degree in Engineering from l’Ecole Centrale de Paris and graduated from the ESSEC Business School in Paris with a major in Finance.

We believe Mr. Goudet is well qualified to serve as a member of our Board. Mr. Goudet’s financial and executive experience, as well as his tenure as a director of other public companies, will be critical to his ability to identify, understand and address the challenges and opportunities that we will face as a newly public company.

Peter Harf joined the Board of Directors of Coty Inc. in 1996 and serves as Chair of the Remuneration and Nomination Committee. Mr. Harf was Chairman of the Board of Coty Inc. from 2001 until 2011 and Chief Executive Officer of Coty Inc. from 1993 to 2001. He is Chief Executive Officer of Donata SE. and Parentes SE., which indirectly share voting and investment control over the shares held by JAB. Mr. Harf joined Joh. A. Benckiser SE. in 1981, serving the company in a variety of capacities, including Chairman and Chief Executive Officer since 1988. Prior to joining Joh. A. Benckiser, Mr. Harf was Senior Vice President of Corporate Planning at AEG—Telefunken, Frankfurt, Germany. He began his career at the Boston Consulting Group. Mr. Harf is Deputy Chairman of the Board of Directors of Reckitt Benckiser Group plc and Vice Chairman of the Supervisory Board of DKMS German Bone Marrow Donor Center. He is co-founder of DKMS and he is on the board of directors of DKMS Americas. Mr. Harf holds a Master of Business Administration degree from Harvard Business School and a Diploma and a Doctorate in Economics from the University of Cologne in Germany.

We believe Mr. Harf is well qualified to serve as a member of our Board. As our former Chief Executive Officer, Mr. Harf has intimate knowledge of our business and operations, and will bring a valuable perspective to the Board. Mr. Harf’s more than 30 years of experience in our industry, including executive, operating and international business experience, will be critical to his ability to identify, understand and address challenges and opportunities that we will face.

M. Steven Langman joined the Board of Directors of Coty Inc. in January 2011. He co-founded the Rhône Group L.L.C. in 1996, a private equity firm, where he currently serves as Managing Director. Prior to that, he was Managing Director at Lazard Frères & Co. LLC, which he joined in 1987. Before that he was with Goldman, Sachs & Co. in New York and London. Mr. Langman is also a director of Quiksilver, Inc., which is listed on the New York Stock Exchange, as well as several private companies in which Rhône or its affiliates have a controlling interest. He received a Bachelor of Arts degree from the University of North Carolina and a Master of Science degree from the London School of Economics.

We believe Mr. Langman is well qualified to serve as a member of our Board. Mr. Langman’s professional experience and his tenure as a director of other public companies, will be critical to his ability to identify, understand and address challenges and opportunities that we will face as a newly public company.

Erhard Schoewel joined the Board of Directors of Coty Inc. in 2006. From 1999 to 2006 he was Executive Vice President responsible for Europe at Reckitt Benckiser plc. From 1979 to 1999 he held positions of increasing responsibilities at Benckiser. Prior to that, he worked for PWA Waldhof. He is a Chairman of Birdseye Iglo Ltd London and a director of Phorms SE Berlin. Mr. Schoewel received a Diplom-Kaufmann degree from University of Pforzheim.

We believe Mr. Schoewel is well qualified to serve as a member of our Board. Mr. Schoewel has many years of experience in our industry, including executive, operating and international business experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we will face. Further, we believe that Mr. Schoewel’s experience as a member of the board of directors of other companies will be advantageous as we become a newly public company.

Robert Singer joined the Board of Directors of Coty Inc. in 2010, and serves as Chair of the Audit and Finance Committee. From 2006 to 2009 he served as Chief Executive Officer of Barilla Holding S.p.A., an Italian food company, and before that he served as the President and Chief Operating Officer of Abercrombie and Fitch Co. from May 2004 until August 2005. He served as Chief Financial Officer of Gucci Group N.V. from 1995 to 2004. Mr. Singer started his career at Coopers & Lybrand in 1977. Mr. Singer also serves as a director of Gianni Versace S.p.A. and a director and chair of the Audit Committees of Mead Johnson Nutrition and Tiffany & Co. Mr. Singer has served as a senior advisor to CCMP Capital Advisors, LLC since 2011. He received a Bachelor of Arts Humanities degree from Johns Hopkins University, a Master of Arts degree in Comparative Literature from University of California, Irvine and graduated from New York University with a Master of Science in Accounting.

We believe Mr. Singer is well qualified to serve as a member of our Board. Mr. Singer has many years of operating, financial and executive experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we will face. Mr. Singer has significant public company board experience and extensive risk management experience from his time at Gucci Group and Coopers & Lybrand. Mr. Singer’s experience as Chief Executive Officer of Barilla and President and Chief Operating Officer of Abercrombie & Fitch will be advantageous as we become a newly public company.

Jack Stahl joined the Board of Directors of Coty Inc. in July 2011. From 2002 to 2006 he served as President and Chief Executive Officer of Revlon Inc. Prior to joining Revlon, Mr. Stahl worked for 22 years with The Coca-Cola Company, culminating in the role of President and Chief Operating Officer. He started his career as an auditor at Arthur Andersen & Co. He serves on the Board of Directors of Dr Pepper Snapple Group, on the Boards of Directors and as chair of the audit committees of Delhaize Group and Saks Incorporated and on the U.S. Board of Advisors of CVC Capital. Mr. Stahl is a member of the Board of Governors of The Boys and Girls Clubs of America. Mr. Stahl received a Bachelor of Arts degree in Economics from Emory University and a Master of Business Administration from the Wharton Business School of the University of Pennsylvania. His book “Lessons on Leadership: The 7 Fundamental Management Skills for Leaders at All Levels” was published in 2007.

We believe Mr. Stahl is well qualified to serve as a member of our Board. Mr. Stahl has significant public company experience, including many years of operating, financial and executive experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we will face. Mr. Stahl’s experience as President and Chief Executive Officer of Revlon and President and Chief Operating Officer of The Coca-Cola Company will be advantageous as we become a newly public company.

Executive Officers

The following table sets forth certain information concerning our executive officers.

Name	Age	Position(s) Held
Michele Scannavini	54	Chief Executive Officer
Sérgio Pedreiro	48	Chief Financial Officer
Jules Kaufman	55	Senior Vice President, General Counsel and Secretary
Géraud-Marie Lacassagne	49	Senior Vice President of Human Resources
Ralph Macchio	56	Senior Vice President of Global Research and Development, Chief Scientific Officer
Darryl McCall	58	Executive Vice President, Operations
Jean Mortier	53	President of Coty Prestige
Renato Semerari	52	President of Coty Beauty
Peter Shaefer	51	Senior Vice President, Strategic Business Development
Kevin Monaco	49	Senior Vice President, Treasurer and Investor Relations
James E. Shiah	53	Senior Vice President, Chief Accounting and Compliance Officer

Michele Scannavini is our Chief Executive Officer, a member of the Executive Committee and a member of the Board of Directors of Coty Inc. Prior to becoming CEO on August 1, 2012, Mr. Scannavini was President of Coty Prestige. As part of that role, he led the expansion and global business activities of Coty’s designer brand licenses and the growth of our fragrance business. Mr. Scannavini oversaw the growth of our Skin & Body Care segment, successfully led the integration of several acquired businesses and completed the creation of a comprehensive fragrance portfolio through the launch of exclusive luxury licenses. Prior to joining Coty as President of Coty Prestige in 2002, Mr. Scannavini served as the Chief Executive Officer of Fila Holding S.p.A., the sports apparel and footwear company. Prior to joining Fila, he served as the Head of Sales and Marketing for Ferrari S.p.A. and Maserati. He began his career at The Procter & Gamble Company, where he developed his knowledge of the cosmetics industry and the consumer products marketplace. Mr. Scannavini holds a degree in Economics from Bocconi University in Milan.

Sérgio Pedreiro is Chief Financial Officer and a member of the Executive Committee of Coty Inc. Mr. Pedreiro oversees strategic leadership for corporate finance, planning and budgeting, treasury, tax and fiscal management and information technologies. He has more than 15 years of comprehensive global financial experience. Prior to joining Coty Inc. as Chief Financial Officer in 2009, Mr. Pedreiro served as Chief Financial Officer and Investor Relations Officer at ALL—América Latina Logística S.A. from 2002 to 2008. Prior to working at ALL, he was an Investment Officer with GP Investment, the leading private equity firm in Brazil. Mr. Pedreiro is a director of DKMS Americas. He graduated with honors in Aeronautical Engineering from Instituto Tecnológico de Aeronáutica—ITA and has a Master of Business Administration degree from Stanford University Graduate School of Business.

Jules Kaufman is Senior Vice President, General Counsel and Secretary of Coty Inc. and is a member of the Executive Committee of Coty Inc. In his role as General Counsel, he is responsible for overseeing Coty’s legal affairs worldwide, including, among other things, acquisitions and divestitures, governance, compliance, licenses and patents and regulatory issues. Mr. Kaufman has more than 28 years of legal experience. Prior to joining Coty Inc. as General Counsel in 2008, he served in Paris and Geneva as Vice President and Division General Counsel for Colgate-Palmolive Company’s Europe/South Pacific division. Prior to that, Mr. Kaufman held positions of increasing responsibility within the Colgate legal function. Mr. Kaufman began his career in private practice in New York City. He received his Bachelor of Arts degree from Harvard University and his Juris Doctor from the University of Virginia School of Law.

Géraud-Marie Lacassagne is Senior Vice President of Human Resources at Coty Inc. and is a member of the Executive Committee of Coty Inc. Mr. Lacassagne leads Coty’s worldwide human resources department and oversees all global employee communication initiatives. Prior to becoming Senior Vice President of Human Resources in 2005, Mr. Lacassagne joined the Company as an

International Human Resources Manager in 1998. Prior to joining Coty Inc., Mr. Lacassagne was the Director of Human Resources at Nestlé Nespresso S.A. and also spent eight years at The Dow Chemical Company in various roles. Mr. Lacassagne holds a Master of Science degree in business management from École des Hautes Études Commerciales in Paris.

Ralph Macchio is Chief Scientific Officer and Senior Vice President of Global Research & Development at Coty Inc. and is a member of Coty Inc.’s Executive Committee. He is responsible for all Scientific Affairs and Global Regulatory Affairs at the Company and the Global Consumer Affairs Team. Mr. Macchio has 30 years of cosmetic research and development experience. Since joining the Company in 1992, Mr. Macchio has held various positions of increasing responsibility at Coty Inc. Prior to becoming Chief Scientific Officer and Senior Vice President of Global Research and Development in 2007, Mr. Macchio served as Vice President of Global Research and Development. Prior to joining Coty Inc., Mr. Macchio held several positions at Revlon Inc., including Departmental Manager, Color Cosmetics. He received degrees in Biochemistry and Chemistry from the State University of New York at Albany.

Darryl McCall is Executive Vice President, Operations and a member of the Executive Committee of Coty Inc. In this position, Mr. McCall oversees Coty Inc.’s supply chain operations worldwide. Among his responsibilities, Mr. McCall ensures optimal service, maintains inventory levels and is responsible for cooperation between our operations and commercial functions. Mr. McCall brings comprehensive and global expertise to the Company with over 25 years of experience in the beauty industry. Prior to joining the Company as Executive Vice President, Operations in 2008, Mr. McCall held numerous positions at The Procter & Gamble Company in Engineering, Manufacturing, Supply Chain, including General Manager Global Personal Cleansing Care and, from April 2007 to March 2008, Product Supply Vice President—Global Fabric Care. Mr. McCall is a graduate of the University of California, Santa Barbara where he earned a Bachelor of Science degree in Chemical Engineering.

Jean Mortier is President of Coty Prestige and a member of the Executive Committee of Coty Inc. As part of his role, he oversees the continued development and expansion of our worldwide prestige distribution portfolio, and also seeks new business ventures and collaborations. From 2005 until he was appointed President of Coty Prestige in 2012, Mr. Mortier was Senior Vice President, Commercial for Coty Prestige. Prior to that, he held various positions at Unilever PLC in finance, internal audit, human resources, sales and trade marketing, key account management and supply chain, including Senior Vice President, International at Unilever Cosmetics International. Mr. Mortier holds a degree in Business Administration from École Supérieure des Sciences Économiques et Commerciales in Cergy, France.

Renato Semerari is President of Coty Beauty and a member of the Executive Committee of Coty Inc. As part of his role, he oversees the continued development and expansion of our worldwide mass distribution portfolio, and also seeks new business ventures and collaborations. From October 2007 until he joined the Company as President of Coty Beauty in 2009, Mr. Semerari was President and Chief Executive Officer of Sephora Europe. From 2002 to 2007, he was President and Chief Executive Officer of Guerlain. Prior to that, Mr. Semerari held the position of International Marketing Director of Parfums Christian Dior and held a series of positions at The Procter & Gamble Company. Mr. Semerari holds a degree in Business Administration from the LUISS University of Rome.

Peter Shaefer is Senior Vice President, Strategic Business Development and a member of the Executive Committee of Coty Inc. In this position, Mr. Shaefer identifies and executes new business strategies and opportunities for the Company and leads acquisitions of new entities and the integration thereof. Since joining the Company in 2000, Mr. Shaefer has held various positions at Coty Inc., including Chief Financial Officer for Europe and Asia from 2000 to 2005, and has served as Senior Vice President, Strategic Business Development since 2005. Prior to joining Coty Inc., Mr. Shaefer was the general auditor at RJRI/Japan Tobacco, International. Prior to that, he spent eight years in the oil industry in various financial and audit positions. Mr. Shaefer graduated with combined honors in Industrial Management and Geology from the University of Liverpool and is a graduate of The Chartered Institute of Public Finance and Accountancy in London, England.

Kevin Monaco is Senior Vice President, Treasurer and Investor Relations of Coty Inc. In this position, Mr. Monaco oversees the Company’s global treasury and tax functions and represents the Company to the investment community. His responsibilities include capital structure management, liquidity, risk management, the global tax function, and communication of the Company’s business strategy to investors and analysts. From 2006 until joining the Company as Senior Vice President, Treasurer and Investor Relations in 2009, Mr. Monaco was Senior Vice President, Treasurer at Travelport Limited. Mr. Monaco has more than 20 years of global finance experience, including positions at Cendant Corporation, Avon Products, Inc. and at JPMorgan Chase and Co. Mr. Monaco holds a Master of Business Administration degree with Honors from the University of Notre Dame Mendoza School of Business and a Bachelor of Science degree in Business Administration from the University of Delaware.

James E. Shiah is Senior Vice President, Chief Accounting and Compliance Officer of Coty Inc. In this position, Mr. Shiah is the Company’s principal accounting officer responsible for overseeing various activities including financial reporting, systems of internal control and other compliance programs. He has 30 years of diversified global financial experience, including public accounting, operating finance and various corporate staff positions. Prior to becoming Senior Vice President, Chief Accounting and Compliance Officer in 2011, Mr. Shiah was Senior Vice President Finance and Global Controller from 2006 to 2011 and Vice President and Corporate Controller from 2001 to 2006. Prior to joining the Company in 2001, Mr. Shiah has held financial leadership positions at various multinational companies, including, Nabisco, Inc., where he was the CFO for Northern Latin American region subsequent to being Chief Internal Auditor; and Bristol-Myers Squibb Company, in that company’s internal audit department. Mr. Shiah began his career at Deloitte & Touche LLP in 1982. Mr. Shiah graduated with honors from the State University of New York at Buffalo (Jacobs School of Management), where he received a Master of Business Administration degree in Accounting and Finance. He received a Bachelor of Science degree in Business Administration from the State University of New York at Buffalo, and is a Certified Public Accountant in New York State.

Each executive officer serves for a one-year term ending at the next annual meeting of the Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

Structure of our Board of Directors

Our Certificate of Incorporation provides that the number of directors will be fixed from time to time exclusively pursuant to a resolution adopted by our Board of Directors, but must not consist of less than five or more than 13 directors. Our Board of Directors is presently composed of ten directors. Directors are elected by the stockholders at the annual meeting of stockholders by a plurality of the shares present and entitled to vote. Unless his or her office is earlier vacated in accordance with our By-laws, each director holds office until his or her successor is duly elected and qualified.

Pursuant to a stockholders agreement entered into among the Company, JAB, Berkshire and Rhône, Berkshire and Rhône each has the right to nominate a director and each of the parties has agreed to vote for Berkshire and Rhône’s nominees. Berkshire and Rhône each hold this right so long as they continue to own at least 13,586,957 shares of either class of our common stock in the aggregate, respectively, adjusted for any stock split, dividend or combination, or any reclassification, recapitalization, merger, consolidation, exchange or other similar reorganization. The stockholders agreement also provides that if the Board of Directors increases in size beyond nine directors, the number of directors designated by each of Berkshire and Rhône will be adjusted to ensure proportional representation based on the same ratio calculated with respect to nine directors (assuming seven designees other than Berkshire’s and Rhône’s designees, except that the number of Berkshire designees and Rhône designees will be rounded down to the nearest whole number). We are also required to cause one Berkshire designee or one Rhône designee to sit on each of the Remuneration and Nomination Committee and the Audit and Finance Committee, with such Berkshire designee and Rhône designee rotating every third annual stockholders meeting between the two committees. If one of Berkshire or Rhône ceases to have the right to designate a director, and the other fund continues to have such right, then that other fund will have the right to have a total of one of its designees on each of the two committees in lieu of the fund that has lost such right. Mr. Bloom is the nominee of Berkshire, and Mr. Langman is the nominee of Rhône.

Controlled Company Exemption

JAB controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance standards, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently utilize certain of these exemptions following the offering, and may continue to utilize any of these exemptions for so long as we are a “controlled company.” Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit and Finance Committee and the Remuneration and Nomination Committee. Both of the committees are independent of management and, with the exception of Mr. Harf, the members of the committees satisfy the independence standards of the New York Stock Exchange, and report directly to our Board of Directors. In addition, we believe that the members of our Audit and Finance Committee meet the additional independence requirements for audit committee members under Rule 10A-3 of the Exchange Act. From time to time, when appropriate, ad hoc committees may be formed by our Board of Directors.

Our Audit and Finance Committee’s members are Mr. Singer, Mr. Bloom and Mr. Stahl. Mr. Singer is the Chairman of our Audit and Finance Committee and our audit committee financial expert, as that term is defined under SEC rules. The Audit and Finance Committee’s primary duties and responsibilities include:

(1)

to monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting, and compliance with the Company’s Code of Conduct and laws and regulations;

(2)	to monitor the independence and performance of the Company’s independent auditors and internal audit department; and

(3)	to provide an objective, direct communication between the Board of Directors, independent auditors, management and the internal audit department.

The Remuneration and Nomination Committee’s members are Mr. Harf (Chair), Mr. Faber, Mr. Langman and Mr. Schoewel. The committee’s primary duties and responsibilities include:

(1)	to assist the Board of Directors in positioning the Company as a sustainable high performance organization through a very robust director succession and qualification process;

(2)	to recommend to the Board of Directors nominees for each board committee;

(3)	to review and make recommendations to the Board of Directors concerning board committee structure, operations and Board reporting;

(4)	to discharge the Board of Directors’ responsibilities relating to the remuneration of the Company’s senior executives;

(5)

to approve and evaluate the executive remuneration plans, policies and programs of the Company and ensure that these plans, policies and programs enable the Company to attract and retain exceptional talents and incentivize them to achieve exceptional performance;

(6)

to provide overall governance and review of the corporate succession plan and conduct succession planning for the Chief Executive Officer, and to guide the Board in appointing and retaining key talents that will nurture the Company’s values and culture and strive for constantly improving results;

(7)	to recommend to the Board of Directors the corporate governance principles applicable to the operation of the Remuneration and Nominating Committee; and

(8)	to oversee the evaluation of the performance of the Board of Directors and management.

Communications with our Board of Directors

Stockholders, employees and other interested parties may communicate with any of our directors by writing to such director(s) at c/o Board of Directors, Coty Inc., 350 Fifth Avenue, New York, NY 10118, Attention: Corporate Secretary. All communications with stockholders, employees and other interested parties addressed in this manner will be forwarded to the appropriate director.

Principles of Corporate Governance and Code of Business Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management. These practices are set forth in our Corporate Governance Guidelines. We also have a Code of Business Conduct (the “Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. These documents and any waivers of provisions of the Code granted to any senior officer or any material amendments to the Code may be found in the “Investor Relations” section of our website: www.coty.com within the “Corporate Governance” subsection under the heading “Governance Documents.” The charters for the Audit and Finance Committee and Remuneration and Nomination Committee may be found by clicking “Read more” under the heading “Committees” within the “Corporate Governance” subsection. Stockholders may also contact Investor Relations at 350 Fifth Avenue, New York, New York 10118 or call 212-479-4300 to obtain hard copies of these documents without charge.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, the Company believes that, during fiscal 2013, all filing requirements applicable to its executive officers, directors, and greater than ten percent beneficial owners were complied with except that shares of Class A common stock held of record by an immediate family member of Peter Harf were inadvertently omitted from the Form 3 filed June 13, 2013.

Item 11. Executive Compensation.

Compensation Committee Report

The Remuneration and Nomination Committee of our Board of Directors has reviewed and discussed the below Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Remuneration and Nomination Committee

The members of the RNC are:

•	Peter Harf, Chair

•	Joachim Faber

•	M. Steven Langman

•	Erhard Schoewel

Compensation Discussion and Analysis

Overview of Compensation Philosophy & Objectives

The overriding objective of our compensation programs for our named executive officers (“NEOs”) is to encourage, reinforce and reward delivery of stockholder value.

NEO compensation consists of base salaries, annual cash awards under our Annual Performance Plan (“APP”) and equity awards under our Equity and Long-Term Incentive Plan (“ELTIP”) and its predecessor program, our Long-Term Incentive Plan (“LTIP” and, with the ELTIP, the “Long-Term Incentive Plans”). We also provide certain benefits and perquisites in line with general practice in the country in which the NEO resides and certain payments in lieu of pensions. Variable pay under our APP and Long-Term incentive Plans has and will continue to be the most significant element of our NEO compensation program.

Competitive Compensation. We compensate our NEOs competitively to ensure that we attract and retain the right talent to deliver stockholder value. We benchmark our compensation against a peer group of companies that includes companies against whom we compete for key talent (the “Compensation Peer Group”). We target total direct NEO compensation towards the third quartile of the Compensation Peer Group.

Variable, performance-based pay. We closely align the interests of our NEOs with those of our stockholders through a variable, performance-based compensation program in which a significant portion of total compensation is paid through equity-based long-term incentives.

Our APP is designed to stimulate achievement of outstanding business results by linking highly leveraged annual cash incentives to the achievement of performance targets. We link achievement to compensation by basing NEOs’ APP awards on performance against collective and individual targets. Individual targets are derived from our collective targets and tailored to the areas in which an NEO can most effectively grow stockholder value.

To balance incentives to achieve short-term and long-term success, NEOs’ compensation also includes annual grants of long-term equity-based compensation under our Long-Term Incentive Plans. Long-term equity-based compensation further aligns NEOs’ and stockholders’ interests. All annual equity-based awards have five-year cliff vesting tied to continued employment with the Company.

Stock Ownership. We strongly believe in encouraging stock ownership by our NEOs and have adopted stock ownership guidelines for our executives. We encourage stock ownership and facilitate compliance with stock ownership guidelines through our Platinum Program (“Platinum”). All executives who are subject to our stock ownership guidelines are invited to purchase stock through Platinum, and any executive who purchases stock through Platinum receives a matching award restricted stock units (“Platinum RSUs”). All Platinum RSUs have five-year cliff vesting tied to continued employment with the Company and continued ownership of the purchased shares that were matched by the Platinum RSUs. We believe Platinum closely aligns key executives and stockholders, reduces the likelihood of excessive risk taking and eliminates the need for annual performance-based equity incentives.

Executive Summary

Our Named Executive Officers

Our NEOs for fiscal 2013 are:

•	Michele Scannavini, Chief Executive Officer (“CEO”),

•	Bernd Beetz, our former Chief Executive Officer,

•	Sérgio Pedreiro, Chief Financial Officer (“CFO”),

•	Jean Mortier, President, Coty Prestige,

•	Renato Semerari, President, Coty Beauty and

•	Darryl McCall, Executive Vice President, Operations.

Mr. Beetz retired as our CEO on July 31, 2012 and resigned from our Board of Directors effective May 1, 2013 to pursue other interests. Mr. Scannavini became our CEO on August 1, 2012. Prior to his appointment as CEO, Mr. Scannavini was President of Coty Prestige. On October 1, 2012, Jean Mortier became President of Coty Prestige.

Pay for Performance Overview

Fiscal 2013 Annual Incentive Compensation. Our collective performance targets for Coty Inc. under the APP and performance relative to these targets in fiscal 2013 are set forth in “—Coty Inc. Fiscal 2013 Targets.”

The Company’s fiscal 2013 performance resulted in a collective performance factor of 0.41. The collective performance factor is the factor by which the collective portion of NEO’s APP award is multiplied (see “—Annual Incentive Compensation under the APP”). We measure Coty Inc.’s financial performance based on targets for adjusted EBT growth, net revenues growth and year-over-year improvement of average net working capital as a percentage of net sales because we believe these performance measures most accurately measure our performance in executing our business plan, with a focus on top line growth, margin expansion and cash flow generation. While each target is considered achievable, a superior level of performance was required to receive an award above the target level. NEO individual performance factors ranged from to 0.30 to 0.64, and total APP factors for APP awards paid to NEOs ranged from 0.38 to 0.77.

Fiscal 2013 long-term equity compensation. Annual long-term equity awards granted under the LTIP in fiscal 2013 were awarded in September 2012 and were based on fiscal 2012 collective performance of Coty Inc. and individual performance. In fiscal 2012, Coty Inc. exceeded the “meets” target for adjusted EBITDA, exceeded the “exceeds” target for net sales and exceeded the “maximum” target for free cash flow. As a result, a pool multiplier of 126% was applied to the total equity pool available for annual long-term equity compensation awards. However, the Remuneration and Nomination Committee determined that no NEO would receive the benefit of the pool multiplier due to impairments of certain of the Company’s recent acquisitions. As a result, all NEOs except Mr. Beetz received 100% of their target LTIP awards in fiscal 2013 and did not receive the benefit of the pool multiplier. Mr. Beetz did not receive a long-term incentive plan award because he was no longer employed at the Company at the time of the award. All fiscal 2012 annual long-term equity awards were paid in the form of restricted stock units (“RSUs”) with five-year cliff vesting tied to continued employment with the Company.

Annual long-term equity awards granted in fiscal 2014 will be granted in September 2013 and will be based on fiscal 2013 performance.

Other Highlights

We believe our compensation program follows best practices. The following principles are incorporated:

Stock ownership encouraged. We strongly believe in encouraging stock ownership by our NEOs. All of our NEOs have participated in Platinum or its predecessor program, the Executive Stock

Ownership Plan (the “EOP” and, together with Platinum, the “Executive Ownership Programs”). In fiscal 2012, to further encourage stock ownership, we adopted stock ownership guidelines requiring our CEO to own shares of our Class A common stock equal to five times his base salary and each other NEO to own shares of our Class A common stock equal to three times his base salary.

No tax gross-ups. Any personal income taxes due as a result of compensation and/or perquisites, other than international assignment benefits, are the responsibility of the NEOs. We do not provide tax gross-ups for golden parachute excise taxes.

Incentives do not encourage excessive risk taking. Our compensation program does not contain features that could potentially encourage excessive risk taking, such as multi-year guaranteed bonuses, high pay opportunities relative to peer companies or mega annual equity grants. In addition, we utilize multiple performance measures for performance-based compensation. Our stock options and RSUs have five-year cliff vesting tied to continued employment with the Company and management has sizable stock positions relative to their income, which together encourages focus on the long-term value of our stock, aligns management’s and stockholders’ interests and discourages excessive risk taking to optimize short-term and non-sustainable performance.

No backdating or repricing of stock options. We generally make annual equity awards at the same predetermined times each year. Equity awards, including stock options, are never backdated or issued at below-market prices. Repricing of stock options is expressly prohibited.

Independent external companies engaged for executive compensation information. Each year since fiscal 2010, the Remuneration and Nomination Committee has engaged an independent external company to provide information with respect to executive compensation.

Perquisites. NEO perquisites are reasonable and generally represent less than 2% of each NEO’s total compensation.

Double-trigger equity vesting upon a change in control. In March 2011, we amended our LTIP and EOP to require a “double-trigger” for accelerated vesting in connection with a change in control of the Company, which means that accelerated vesting of equity issued under the LTIP or EOP will only occur upon a termination of employment in connection with a change in control. This amendment applies to all equity granted after March 2011. In addition, all compensation plans and programs adopted since March 2011 that provide for accelerated payment or accelerated vesting in connection with a change in the control of the Company, including the ELTIP and Platinum, also require a “double-trigger”.

Competitive Compensation and Peer Group Rationale

In establishing compensation for our NEOs, we consider the compensation practices of the Compensation Peer Group. We consider these practices to determine the competitiveness of individual compensation elements and total compensation of our NEOs. We target total direct NEO compensation towards the third quartile of the Compensation Peer Group. Individual pay to NEOs varies in accordance with experience, individual and collective performance and other factors determined by the Remuneration and Nomination Committee. Actual total direct compensation reported may vary due to currency fluctuations.

The Compensation Peer Group consists of companies that compete directly with us for executive talent and compete with us in the marketplace for business and investment opportunities.

The Remuneration and Nomination Committee periodically reviews the companies included in the Compensation Peer Group. For fiscal 2013, the Compensation Peer Group was the same group as used in fiscal 2012 and included the following companies:

Inter Parfums, Inc.	Avon Products, Inc.
The Estée Lauder Companies, Inc.	Elizabeth Arden, Inc.
Colgate-Palmolive Company	L’Oréal S.A.
Kimberly-Clark Corporation	Ralph Lauren Corporation
The Clorox Company	Revlon, Inc.
The Procter & Gamble Company	Unilever PLC/Unilever NV
Nike, Inc.	Limited Brands, Inc.
Guess?, Inc.	The Gap, Inc.

The last reported annual revenues of Compensation Peer Group companies ranged from $654 million to $83.7 billion, with a median of 16.1 billion. Benchmarking of compensation was size adjusted to reflect our annual net revenues of approximately 4.6 billion in fiscal 2012.

Elements of Compensation

Our NEO compensation programs consist of three key elements: base pay, annual cash incentive awards under the APP, and equity-based compensation under Long-Term Incentive Plans. We also provide certain benefits and perquisites to assist NEOs in the performance of their duties.

We pay for performance and target actual total direct compensation towards the third quartile compared to the Compensation Peer Group for exceptional performance. For fiscal 2013, aggregate target total direct compensation of NEOs was near the 50th percentile compared to the Compensation Peer Group.

Base Salary

We pay base salaries to provide executives with a secure, fixed base of cash compensation in recognition of individual responsibilities and job performance. Consistent with our pay-for-performance philosophy, base salary did not account for more than 35% of any NEO’s fiscal 2013 actual total direct compensation.

Salary levels are typically set and annually reviewed by the Remuneration and Nomination Committee. Any salary increases are approved by the Remuneration and Nomination Committee after a comparative analysis of base salaries for similar positions among the Compensation Peer Group (as described in “—Competitive Compensation and Peer Group Rationale”). When determining base salaries, the Remuneration and Nomination Committee considers external market conditions in addition to total direct compensation targets.

Annual Incentive Compensation under the APP

We pay incentive cash compensation awards annually under the APP. The APP is a key component of our compensation program for NEOs. It is designed to stimulate achievement of outstanding business results by linking highly leveraged annual cash awards with the achievement of quantifiable performance measures.

Target APP awards for each NEO are calculated as a percentage of such NEO’s base salary and may be multiplied by a factor ranging from zero to 3.6. Fifty percent of the factor is based on collective financial performance, and the other fifty percent is based on achievement of individual goals derived from our collective financial targets and tailored to the areas in which an NEO can most effectively grow stockholder value.

After changes in APP award targets due to changes in executive positions during the fiscal year, APP award targets ranged from 60% to 100% of NEO base salary in fiscal 2013.

Collective Performance. Collective performance is based on the financial performance of Coty Inc. and, for certain NEOs, the operations for which they are directly responsible. The Remuneration and Nomination Committee sets these collective performance targets across several performance measures based on our internal planning and forecasting processes. Each performance measure is weighted, and targets for each performance measure are set at “minimum”, “below”, “target”, “exceeds” and “maximum” award levels.

In fiscal 2013, collective targets were established for Coty Inc. and for the operations for which Mr. Mortier, Mr. Semerari, Mr. Pedreiro and Mr. McCall were directly responsible. Collective performance for Coty Inc. was measured by adjusted EBT growth, net revenues growth and reduction of net working capital as a percentage of net sales. While targets are considered achievable, a superior level of performance is required to receive an award above the target level.

The collective portions of Mr. Mortier’s, Mr. Semerari’s, Mr. Pedreiro’s and Mr. McCall’s awards were based partially on Coty Inc.’s performance and partially on the performance of the operations for which each was respectively responsible during fiscal 2013. Since Mr. Scannavini served as President of Coty Prestige during a portion of the fiscal year and served as CEO of the Company during the remainder of the fiscal year, the collective portion of his APP award was calculated on a pro-rata basis. For the portion of the fiscal year during which he served as President of Coty Prestige, the collective portion of his APP award was based partially on Coty Inc.’s performance and partially on the performance of the operations for which he was responsible. For the portion of the fiscal year during which he served as CEO, the collection portion of his APP award was based solely on Coty Inc.’s performance.

Individual Performance. The Remuneration and Nomination Committee also establishes weighted, individual targets for each NEO. Individual targets are derived from our collective targets and tailored to the areas in which an NEO can most effectively grow stockholder value. Examples of individual targets include net revenue growth in emerging markets, market share gains in specific market segments or improvements in customer service. Individual targets are measurable and serve to focus each NEO on the area of our business in which he can add the most stockholder value.

Evaluation and Payment. Each fiscal year, the Remuneration and Nomination Committee measures collective financial performance and individual performance to determine APP awards for that fiscal year. The Remuneration and Nomination Committee also sets an aggregate amount available for payment of APP awards based on collective financial performance.

In its review of collective performance, the Remuneration and Nomination Committee determines whether collective performance meets targets set at “minimum”, “below”, “target”, “exceeds” and “maximum” award levels. If actual performance is between two award levels, the factor is calculated pro rata between the two award levels based on actual performance.

Measurement of performance against the established collective targets is subject to certain automatic adjustments, such as changes in accounting principles, impairment of intangibles, the impact of discontinued operations, acquisition expenses, nonrecurring income/expenses, the impact on net revenues of foreign currency rate fluctuations and other factors that the Remuneration and Nomination Committee may deem outside of management’s control. Such adjustments are intended to be used only in extraordinary circumstances, and infrequently, and should any take place in a given fiscal year the basis for their use would be detailed in the Company’s proxy statement.

We condition APP awards on meeting minimum collective targets profitability so that no awards will be paid if the minimum profits target is not met. No NEO would have received an APP award if the minimum Coty Inc. target for EBT had not been met. We believe this directly ties receiving awards under our APP to delivering stockholder value.

In its review of individual performance, the Remuneration and Nomination Committee rates each NEO’s performance against each of his individual goals. The CEO participates in each performance review, except for his own. Based on the aggregate amount available for payment of APP awards, a corresponding individual factor is prescribed to each NEO’s rating.

APP awards are calculated after the end of the fiscal year and paid in a single payment (adjusted for taxes as applicable) around the beginning of the second quarter of the following fiscal year.

Illustrative Example. As an example, assume an NEO has an annual base salary of $500,000 and an annual APP target set at 50% of his base salary and that his APP award is based 50% on Coty

Inc.’s collective performance and 50% on his individual performance. Also assume that Coty Inc.’s collective performance factor is 1.30 and the NEO’s individual performance factor is 1.00.

Based on these facts, the NEO’s target APP award is $250,000 and his total APP factor is 1.15, resulting in an APP award of $287,500. His APP award could have ranged from $0 if his total APP factor was zero to $900,000 if his total APP factor was 3.6.

The formulas below illustrate the calculation:

Target APP Award:	$500,000 times 50%	=	$250,000
APP total factor:	(1.30 times 50%) + (1.00 times 50%)	=	1.15
Actual APP Award:	$250,000 times 1.15	=	$287,500

Please see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed discussion of the mechanics of the APP program, including detail regarding the financial performance targets for fiscal 2013.

Long-Term Incentive Compensation Awards

We pay long-term incentive compensation in the form of equity under our Long-Term Incentive Plans and our Executive Ownership Programs. Historically, annual awards under the Long-Term Incentive Plans and equity received to match investments made under our Executive Ownership Programs have been in the form of non-qualified stock options. In fiscal 2013, the annual equity grant under the LTIP for fiscal 2012 performance was in the form of RSUs. In fiscal 2013, we also adopted the Equity and Long-Term Incentive Plan, which governs all equity awards granted to employees after its adoption in November 2012, and Platinum, our new executive ownership program. Matching equity under Platinum is in the form of Platinum RSUs.

We believe these awards will further focus our executives on increasing stockholder value. All annual equity awards under our Long-Term Incentive Plans, stock options (“Matching Options”) under the EOP and Platinum RSUs have five-year cliff vesting tied to continued employment with the Company.

Our equity compensation program encourages retention of and long-term focus by our NEOs by giving them an ownership stake in our future growth and financial success. The program also provides a direct link between the interests of our stockholders and our NEOs and other eligible leadership employees.

We use the Black-Scholes methodology and, when applicable, the Monte Carlo methodology to value equity awards (both ours and those of companies in the Compensation Peer Group) to enable meaningful comparisons across companies and across time. Shares purchased under the Executive Ownership Programs are not considered compensation because executives purchase the shares at their fair market value. Shares purchased under the EOP and Platinum, Matching Options and Platinum RSUs are not taken into account in determining target compensation levels for the NEOs.

Annual Awards under our Long-Term Incentive Plans. Awards under our Long-Term Incentive Plans recognize strong collective financial performance and individual achievement and align each NEO’s interests with our organizational goals and our stockholders’ long-term financial interests. The number of total available awards may be increased or decreased each year based on the Company’s financial performance.

The Remuneration and Nomination Committee considers several factors when determining long-term incentive awards for each NEO. First, notional grants or target awards are established. As total target direct compensation is benchmarked against the third quartile of the Compensation Peer Group, the Remuneration and Nomination Committee deducts the NEO’s base salary and target APP award from the total target direct compensation when determining the NEO’s target annual award under the LTIP. Then, these target awards are adjusted based on the Remuneration and Nomination Committee’s determination of the total pool size and the NEO’s individual performance during the fiscal year.

Award determinations are typically made in September of each year. There is no relationship between the timing of the granting of awards and our release of material non-public information.

Special Grant of IPO Units. In exceptional cases, the Remuneration and Nomination Committee may grant additional awards as it deems appropriate. For example, in fiscal 2011, the Remuneration and Nomination Committee determined to grant a special incentive grant of IPO Units. The grant was designed to motivate, retain and engage key executives to prepare the Company for a successful initial public offering. The Remuneration and Nomination Committee determined the grant amount and recipients of the grant based on information about grants made by companies considered comparable to us prior to such companies’ initial public offerings provided by an independent external company. Since the IPO Units were an extraordinary, non-recurring grant, they were not taken into account in setting each NEO’s target total compensation in fiscal 2011 or 2012. Fifty percent of the IPO Units vested on June 13, 2013, which was the first day the Company’s Class A common stock was listed on the New York Stock Exchange. The remaining 50% will vest on June 13, 2014, which will be the one-year anniversary of the first day the Company’s Class A common stock was listed on the New York Stock Exchange.

Please see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed discussion of the mechanics of the APP program, including detail regarding the financial performance targets for fiscal 2013.

Executive Stock Ownership

We strongly believe in encouraging stock ownership by our NEOs. We encourage NEOs to own stock in the Company in two ways: through our Executive Ownership Programs and by our stock ownership guidelines.

Executive Ownership Programs. The primary way we encourage stock ownership and compliance with stock ownership guidelines by our NEOs is through our Executive Ownership Program. In December 2012, Platinum replaced the EOP as our Executive Ownership Program. Under Platinum, executives are invited to purchase stock through Platinum and receive matching awards of Platinum RSUs based upon their investments. In fiscal 2013, Mr. Scannavini and Mr. Semerari participated in Platinum.

While there is no specific maximum purchase for a participant under Platinum, any purchase higher than the participant’s annual base salary in any given year must receive approval of the CEO. For every three shares purchased up to an amount equal to 15% of the participant’s annual base salary, the participant will receive one matching Platinum RSU. For example, if an NEO’s salary is $350,000 and he purchased 3,100 shares of Class A common stock under Platinum at a value of $17.50 per share, the NEO would have received 1,000 Platinum RSUs. In this example, 3,000 purchased shares were matched on a one-to-three basis.

All Platinum RSUs awarded under Platinum have five-year cliff vesting tied to continued employment with the Company and continued ownership of the shares that were matched by the Platinum RSUs.

Stock Ownership Guidelines. In February 2012, we adopted stock ownership guidelines that apply to our NEOs. Our CEO’s target is five times his annual base salary. Targets for all other NEOs are three times the NEO’s annual base salary. Each NEO has seven years to meet his target.

Please see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed discussion of the mechanics of our long-term equity program and the actual awards granted in fiscal 2013.

Other Benefits and Perquisites

General. In general, our NEOs participate in the same benefit plans generally available to our employees in the home country in which the NEO resides. These benefit plans include health insurance, life insurance and disability coverage. NEOs receive the same coverage as the rest of our employees.

Perquisites. We provide NEOs with reasonable perquisites on an individual basis. The perquisites include housing allowances and car allowances to the extent deemed necessary for business purposes. Perquisites represented less than 2% of each NEO’s total direct compensation in fiscal 2013. All perquisites with an aggregate value of at least $10,000 received by an NEO are reported in the Summary Compensation Table.

Retirement Plans and Payments in Lieu of Retirement Plans. We provide retirement benefits to our NEOs in the United States and certain other employees in the United States under our Coty Inc. Retirement Savings Plan.

In addition, under Mr. Beetz’s employment agreement entered into in 2002, we began making certain payments to Mr. Beetz at age 60 due to the absence of a Company defined benefit retirement plan. These payments are made under Mr. Beetz’s employment agreement entered into in 2002 and are to match payments he was entitled to at that time through his previous employer.

Potential Payments upon Termination of Employment. The employment agreements with our NEOs and our compensation plans provide for certain payments and incremental benefits if an NEO’s employment is terminated under certain circumstances. There are no tax gross-ups provided in connection with these payments or incremental benefits. These payments and incremental benefits are discussed in “—Potential Payments upon Termination or Change in Control.”

Employment Agreements

We have also entered into employment agreements with each of our NEOs. The employment agreements are described in “—Employment Agreements.”

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code (Section 162(m)) limits the Company’s deductions for compensation paid to the chief executive officer and three other most highly compensated executive officers (other than the chief financial officer) to $1,000,000 per year, but contains an exception for certain performance-based compensation. However, there is transitional relief from Section 162(m) for compensation paid pursuant to certain plans or agreements of corporations which are privately held and which become publicly held in an initial public offering.

Our compensation programs are intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests and to further advance organizational growth while providing competitive base salaries.

While the Remuneration and Nomination Committee is mindful of the benefit to the Company of the full deductibility of compensation, the committee believes that the requirements of Section 162(m) should not impair its flexibility in compensating our NEOs in a manner that can best promote the Company’s objectives. Therefore, the Remuneration and Nomination Committee has not adopted a policy that requires that all compensation be deductible. The Remuneration and Nomination Committee intends to continue to compensate our executive officers in a manner consistent with the best interests of our company and our stockholders.

The Remuneration and Nomination Committee

The Remuneration and Nomination Committee’s primary duty is to assist the Board of Directors in making sure that management is properly incentivized to drive stockholder value. To help achieve this objective, the Remuneration and Nomination Committee assists the Board of Directors by:

•	Designing and implementing appropriate compensation plans, policies and programs for the CEO and senior executives, including:

•

conducting an annual review of our overall compensation philosophy and all executive compensation policies and programs to ensure coordination and achievement of intended objectives, including ensuring that the compensation philosophy, policies and programs reflect pay-for-performance principles, align interests of our executives and stockholders and enable us to attract and retain exceptional talent, nurture our culture and values and encourage focus for constantly improving results;

•

reviewing and approving annual corporate goals and objectives and individual performance and goals relevant to compensation of our Executive Committee and setting targeted compensation levels based on this assessment;

•	reviewing and approving the criteria and sources by which we benchmark our executive compensation programs;

•

reviewing and amending executive benefit plans, short- and long-term incentive and other compensation arrangements as required by law or as necessary or advisable from tax, administrative or regulatory perspectives;

•	reviewing, considering and approving management’s proposals for all grants of equity-based incentives to executives, employees and directors; and

•	considering and discussing with management risks, if any, inherent to the design of our compensation plans, policies and practices.

•	Approving remuneration and coordinating performance evaluation reviews of all members of the Board of Directors and recommending nominees for committees of the Board of Directors.

•	Engaging in succession planning to ensure that the Company has an effective plan to replace key leaders in the organization if needed.

The Remuneration and Nomination Committee generally seeks input from our CEO, our Senior Vice President of Human Resources and an independent external company when discussing the performance and compensation of our executive officers, as well as during the process of negotiating compensation packages of new executives. No NEO participates in deliberations of the Remuneration and Nomination Committee related to his own compensation.

Independent External Companies Engaged by the Remuneration and Nomination Committee

The Remuneration and Nomination Committee has engaged an independent external company to provide information with respect to our executive compensation.

The independent external company reports directly to the Remuneration and Nomination Committee, with input from certain members of senior management. All decisions with respect to the amount and form of NEO compensation under our executive compensation programs are made solely by the Remuneration and Nomination Committee and may reflect factors and considerations other than the information provided by the independent external company.

In fiscal 2013, the Remuneration and Nomination Committee engaged Deloitte LLP to provide information regarding competitive compensation peer group and compensation benchmarking data for NEO’s and executive-level positions, as well as information about market practices for equity compensation and plan governance.

Compensation Committee Interlocks and Insider Participation

The members of the Remuneration and Nomination Committee are the directors who signed the Compensation Committee Report and each was a member during all of fiscal 2013. Each of the members of the RNC is considered independent and a “non-employee” director except for Mr. Harf. Mr. Faber, Mr. Langman nor Mr. Schoewel are not currently and have never been, officers or employees of the Company, nor do any of them have a relationship with the Company requiring disclosure under Item 404 of Regulation S-K. Mr. Harf served as Executive Chairman of the Company until September 2011 and currently serves as Chief Executive Officer of Donata SE and Parentes SE, which beneficially own approximately 84% of both the Company’s outstanding Class B common stock and total voting power of Company’s outstanding common stock. Mr. Harf may be considered to have an indirect financial interest in the Company’s agreement to reimburse JAB Holdings II, B.V. up to $150,000 for certain legal expenses due to his executive position with affiliates of JAB Holdings II, B.V.

Summary Compensation Table

The following table sets forth information regarding fiscal 2011, 2012 and 2013 compensation for our NEOs. Columns otherwise required by SEC rules are omitted where there is no amount to report.

Name & Title	Year	Salary ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)(4)	All other Compensation ($)(1)		Total Compensation ($)(1)
Michele Scannavini, CEO	2013	1,393,479	4,876,096		—	516,857	—	(5)	6,786,432
	2012	1,100,616	993,400	(5)	3,697,350	1,479,409	409,574	(5)	7,680,349
	2011	1,099,411	2,696,000		2,962,559	2,259,279	610,129	(5)	9,627,378
Bernd Beetz, Former CEO	2013	140,133(6)	—	(6)	—	—	751,688	(6)	891,821
	2012	1,681,600	—		18,032,585	4,550,410	690,000	(6)	24,954,595
	2011	1,632,600	10,110,000		12,735,142	6,954,900	664,617	(6)	32,097,259
Sérgio Pedreiro, CFO	2013	550,000	1,162,500		—	253,300	21,691	(7)	1,987,491
	2012	515,000	—		1,493,400	681,300	—		2,689,700
	2011	500,000	2,696,000		1,332,214	1,012,500	—		5,540,714
Jean Mortier President, Coty Prestige	2013	667,294	1,550,000		—	153,866	16,538	(8)	2,387,698
Renato Semerari, President, Coty Beauty	2013	910,571	3,463,907		—	329,378	20,614	(9)	4,724,470
	2012	927,159	—		2,634,000	1,117,225	18,931	(9)	4,697,315
	2011	899,617	2,696,000		2,007,500	1,862,148	—		7,465,265
Darryl McCall, EVP, Operations	2013	622,631	930,000		—	193,377	26,497	(10)	1,772,505
	2012	642,023	—		1,627,960	792,982	151,001	(10)	3,213,966
	2011	491,978	1,348,000		952,285	687,904	—		3,480,167

(1)

Mr. Scannavini and Mr. Mortier are paid in Euros. All of Mr. McCall’s payments were made in Swiss Francs except for his fiscal 2011 salary and his relocation assistance payment, which was paid in Euros, and his fiscal 2013 Long-Term Non-Equity Incentive Compensation, which was paid in U.S. dollars. Mr. Semerari was paid in Euros until August 31, 2012 and is paid in Swiss Francs since July 31, 2012. Mr. Pedreiro is and Mr. Beetz was paid in U.S. dollars. Exchange rates for fiscal 2011, 2012 and 2013 compensation are calculated using the weighted average monthly exchange rate during the fiscal year.

(2)

Amounts represent the grant date fair value of the IPO Units granted on September 14, 2010 and February 1, 2012, restricted stock granted on February 1, 2012, RSUs granted on September 25, 2012 and Platinum RSUs granted on January 17, 2013 and April 23, 2013, in each case calculated in accordance with FASB ASC Topic 718. The IPO Units were a special incentive grant designed to motivate, retain and engage key executives to prepare the Company for a successful initial public offering. The IPO Units are described above in “—IPO Units.”

(3)

Amounts represent the grant date fair value of Stock Options granted to each NEO in fiscal 2011 and 2012 for fiscal 2010 and 2011 performance, respectively, and are calculated in accordance with FASB ASC Topic 718. All amounts represent Stock Options granted under the LTIP or Matching Options granted under the EOP. See note 22 to our consolidated financial statements for information concerning the calculation of the value of Stock Option and Matching Option awards.

(4)

Amounts represent cash awards paid under the APP in October 2011 with respect to fiscal 2011 performance and in October 2012 with respect to fiscal 2012 performance and expected to be paid in October 2013 with respect to fiscal 2013 performance.

(5)

Mr. Scannavini received $62,411 in fiscal 2011, and $45,941 in fiscal 2012 as a housing allowance, and we provided him with a lease valued at $16,049 in fiscal 2011, $15,752 in fiscal 2012 and $7,752 in fiscal 2013 for a dual-purpose company car. Mr. Scannavini also received a cash payment of $531,669 in fiscal 2011 and a pro-rated cash payment of $347,881 in fiscal 2012 in lieu of his participation in a social retirement program in Italy for his own retirement investment plans. In February 2012, Mr. Scannavini received a grant of 70,000 IPO Units and 30,000 shares of Restricted Stock as consideration for foregoing his right to any future cash payments in lieu of his participation in a social retirement program.

(6)

In fiscal 2013, Mr. Beetz received a pro-rata salary for one month of service of CEO of the Company and was not eligible for an award under the APP for fiscal 2013 performance. In each of fiscal 2011 and 2012, Mr. Beetz’s housing allowance was $90,000 annually, and we provided him with a lease valued at $50,000 annually for a dual-purpose company car. In fiscal 2013, Mr. Beetz’s received a pro-rated housing allowance valued at $7,500 and a pro-rated lease valued at $29,167 for a dual-purpose company car. Mr. Beetz also received payments in lieu of pension payments equal to $504,617 in fiscal 2011 and $550,000 in each of fiscal 2012 and fiscal 2013, and $963 in fiscal 2013 as interest on his deferred bonus compensation, as set forth in “—Non-Qualified Deferred Compensation.” In connection with termination of his employment with the Company, Mr. Beetz also received medical benefits coverage, and professional tax and legal services valued at $164,058 and continued administrative support. In addition, Mr. Beetz was awarded 9,166 Restricted Stock Units in November 2012 for his service as a non-employee director on the Board of Directors of the Company, in accordance with the terms of the 2007 Stock Plan for Directors. Mr. Beetz’s compensation as a non-employee director is described in “—Director Compensation.”

(7)	In fiscal 2013, we provided Mr. Pedreiro with a lease valued at $21,691 for a dual-purposes company car.

(8)	We provided Mr. Mortier with a lease valued at $16,538 for a dual-purposes company car.

(9)	We provided Mr. Semerari with a lease valued at $18,931 in fiscal 2012 and valued at $20,614 in fiscal 2013 for a dual-purpose company car.

(10)

We provided Mr. McCall with a lease valued at $20,499 in fiscal 2012 and valued at $26,497 in fiscal 2013 for a dual-purpose company car. In fiscal 2012, Mr. McCall received $30,011 for relocation assistance services, $53,595 as a cost of living adjustment and a one-time payment of $46,896, each in connection with Mr. McCall’s relocation from Paris, France to Geneva, Switzerland.

Fiscal 2013 Grants of Plan-Based Awards

The following table and footnotes provide information on all grants of plan-based compensation under Coty’s plans made to NEOs during fiscal 2013.

Name	Grant Date	Estimated Future Payments under Non-Equity Incentive Plan Awards ($)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		Grant Date Fair Value of Stock and Option Awards ($)
		Minimum	Target	Maximum
Michele Scannavini	9/25/2012				310,000		4,805,000
	1/17/2013				4,662		71,096
	10/2013	—	1,358,034	4,888,922
Bernd Beetz	11/15/2012				9,166	(3)	142,073	(3)
Sérgio Pedreiro	9/25/2012				75,000		1,162,500
	10/2013	—	330,000	1,188,000
Jean Mortier	9/25/2012				100,000		1,550,000
	10/2013	—	385,087	1,386,312
Renato Semerari	9/25/2012				220,000		3,410,000
	4/23/2013				3,171		53,907
	10/2013	—	682,928	2,458,542
Darryl McCall	9/25/2012				60,000		930,000
	10/2013	—	373,579	1,344,883

(1)	Represents the range of possible payments under the APP. Mr. Scannavini and Mr. Mortier will be paid in euros and Mr. Semerari will be paid in Swiss Francs. Exchange rates for fiscal 2013 compensation are calculated using the weighted average monthly exchange rate during the fiscal year. Awards under the APP are expected to be paid in October 2013.

(2)	Represents the annual long-term incentive compensation award of Restricted Stock Units under the LTIP and matching Platinum RSUs.

(3)	Represents Restricted Stock Units awarded under the Company’s 2007 Stock Plan for Directors for service as a non-employee director of the Company during part of fiscal 2013.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The material terms of each NEO’s current employment agreement are described below:

Michele Scannavini. Under his employment agreement, Mr. Scannavini is an at-will employee and our CEO. The agreement provides that Mr. Scannavini is eligible to participate in our benefit plans and retirement plan generally available to our local executives and is entitled to the use of a company car in accordance with our local policy.

Sérgio Pedreiro. Under his employment agreement, Mr. Pedreiro is an at-will employee and our CFO. The agreement provides that Mr. Pedreiro is eligible to participate in our benefit plans and retirement plans generally available to local executives.

Jean Mortier. Under his employment agreement, Mr. Mortier is an at-will employee and President of Coty Prestige. The agreement provides that Mr. Mortier is entitled to an expatriation allowance limited to a maximum gross amount of 110,000 Euros by year, the use of a company car in accordance with our local policy, and is eligible to participate in our benefit plans and retirement plan generally available to our local executives.

Renato Semerari. Under his employment agreement, Mr. Semerari is an at-will employee and President of Coty Beauty. The agreement provides that Mr. Semerari is entitled to use of a company car or a car allowance in accordance with our local policy and to participate in our benefit plans and retirement plans generally available to our local executives.

Darryl McCall. Under his employment agreement, Mr. McCall is an at-will employee and our Executive Vice President, Supply Chain. On September 16, 2013, we and Mr. McCall amended and restated Mr. McCall’s employment agreement to provide for a planned retirement date of December 31, 2014 or earlier. The agreement provides that Mr. McCall is entitled to use of a company car or a car allowance in accordance with our local policy, relocation benefits, including an allowance equal to one month’s salary, and to participate in our benefit plans and retirement plans generally available to our local executives.

Mr. Beetz’ Retirement Agreement

Effective July 31, 2012, Mr. Beetz retired as Chief Executive Officer of Coty Inc. Following his retirement, Mr. Beetz will continue to receive payments in lieu of a pension of $550,000 per year, which he is entitled to receive under his employment agreement.

Annual Incentive Compensation Awards under our APP

APP awards are calculated as set forth above in “—Annual Incentive Compensation.”

Collective Factor. The collective factor for fiscal 2013 APP awards was based on collective performance for EBT growth, net revenues growth and reduction of net working capital. The table below sets forth each of the collective targets of Coty Inc. for purposes of incentive payout under this APP component:

Coty Inc. Fiscal 2013 Targets

	Target		Minimum		Below		Target		Exceeds		Maximum		Actual
	Improvement over prior year		Delta (%) with Target	Payout (Factor)	Delta (%) with Target	Payout (Factor)	Delta (%) with Target	Payout (Factor)	Delta (%) with Target	Payout (Factor)	Delta (%) with Target	Payout (Factor)	Delta (%) with Target	Payout (Factor)
EBT Growth	10.9%		(100.0)	—	(45.9)	0.2	100.0	0.4	18.3	0.8	36.7	1.44	(24.8)	0.29
Net Revenues Growth	4.8%		(83.3)	—	(41.7)	0.2	100.0	0.4	41.7	0.8	83.3	1.44	(58.3)	0.12
Reduction of Net Working Capital as Percentage of Net Revenues	190	bps	(47.4)	—	(21.1)	0.1	100.0	0.2	31.6	0.4	57.9	0.72	(112.0)	0.00
TOTAL				—		0.5		1.0		2.0		3.60		0.41

The collective factor of Coty Inc. for fiscal 2013 was 0.41. In fiscal 2013, adjustments to Coty Inc. EBT Growth were made to take into account share-based compensation expenses, asset impairment charges, restructuring costs and business structure realignment programs and acquisition-related costs and certain accounting impacts. The collective factor for fiscal 2013 of the operations for which Mr. Pedreiro, Mr. Mortier, Mr. Semerari and Mr. McCall were directly responsible in fiscal 2013 were 1.38, 0.39, 0.92 and 0.38, respectively.

The following example illustrates the calculation of the collective portion of an NEO’s APP award. Based on the actual performance of Coty Inc., if an NEO had a target APP award of $500,000 and his collective component was based solely on the financial performance of Coty Inc., his collective factor for fiscal 2013 is 0.41 and he would receive 205,000 for the collective component of his APP award. The remaining 50% of his APP award would be determined by his individual factor.

Individual Factor. As in “—Annual Incentive Awards, Individual Factor”, the remaining 50% of each NEO’s APP award is based on achievement of individual goals set by the Remuneration and Nomination Committee. Once achievement levels are determined, individual factors are adjusted based on collective performance.

The individual goals of each NEO for fiscal 2013 were:

Michele Scannavini. Mr. Scannavini’s individual goals were to increase market share in various segments; increase net revenue from emerging markets; improve gross margin; prepare the Company for IPO process and integrate recent acquisitions.

Sérgio Pedreiro. Mr. Pedreiro’s individual goals were to enhance various financial reporting systems; prepare the Company for IPO process; implement various information technology projects and continue to enhance the internal talent pool.

Jean Mortier. Mr. Mortier’s individual goals, all of which relate to the commercial operations for which he is directly responsible, were to increase sales of certain brands; increase market share in the fragrance segment; integrate recent acquisitions; increase net revenues from emerging markets; improve gross margin and continue to enhance the internal talent pool.

Renato Semerari. Mr. Semerari’s individual goals, all of which relate to the commercial operations for which he is directly responsible, were to increase market share in various segments; integrate recent acquisitions; increase net revenues from emerging markets; improve gross margin and continue to enhance the internal talent pool.

Darryl McCall. Mr. McCall’s individual goals, all of which relate to the operations for which he is directly responsible, were to improve gross margin; improve service levels in certain geographies and segments; improve supply chain net working capital; achieve identified savings opportunities and continue to enhance the internal talent pool.

APP Awards by NEO. The following table shows the minimum, target and maximum amounts each NEO could have been awarded in fiscal 2013.

Name	Salary ($)(1)	Award Target Relative to Salary (%)	Award Minimum ($)	Award Maximum ($)	Award Target ($)	Actual APP Factor	Actual Award ($)
Michele Scannavini	(2)	(2)	—	4,888,922	1,358,034	0.38	516,857
Bernd Beetz	140,133	(3)	(3)	(3)	(3)	(3)	(3)
Sérgio Pedreiro	550,000	60	—	1,188,000	330,000	0.77	253,300
Jean Mortier	(4)	(4)	—	1,386,312	385,087	0.40	153,866
Renato Semerari	910,571	75	—	2,458,542	682,928	0.49	329,378
Darryl McCall	622,631	60	—	1,344,883	373,579	0.52	193,377

(1)

In fiscal 2013, Mr. Scannavini and Mr. Mortier were paid in Euros. Mr. McCall was paid in Swiss Francs. Mr. Semerari was paid in Euros until August 31, 2012 and was paid in Swiss Francs after August 31, 2012. Exchange rates for fiscal 2013 compensation are calculated using the weighted average monthly exchange rate during the fiscal year.

(2)

Mr. Scannavini’s target APP award was 60% of his annual base salary for the first month of fiscal 2013. His annual base salary during that period was $1,063,348. Mr. Scannavini’s target APP award for the remaining eleven months of fiscal 2013 was 100% of his annual base salary. His annual base salary during that period was $1,423,491.

(3)	Mr. Beetz was not eligible to receive an APP award for fiscal 2013 performance.

(4)

Mr. Mortier’s target APP award was 50% of his annual base salary for the first three months of fiscal 2013. His annual base salary during that period was $611,583. Mr. Mortier’s target APP award for the remaining nine months of fiscal 2013 was 60% of his annual base salary. His annual base salary during the period was $685,864.

Long-Term Incentive Compensation Awards

Annual Grant. Through the process described in “—Long-Term Incentive Compensation, Annual Awards under our Long-Term Incentive Plans,” the Remuneration and Nomination Committee determined that the total number of awards available for the annual grant in fiscal 2013 for fiscal 2012 performance was 4,259,903 RSUs. The target awards for Mr. Scannavini, Mr. Mortier, Mr. Semerari, Mr. McCall and Mr. Pedreiro were 210,000 RSUs, 100,000 RSUs, 120,000 RSUs, 60,000 RSUs and 75,000 RSUs, respectively. After assessing the individual performance of each NEO and considering impairments to certain of the Company’s recent acquisitions, the Remuneration and Nomination Committee awarded each of Mr. Scannavini, Mr. Semerari, Mr. McCall and Mr. Pedreiro 100% of their respective target awards.

Matching RSUs under our Platinum Program. In fiscal 2013, Mr. Scannavini and Mr. Mortier received Matching RSUs under our Platinum Program.

IPO Units. In fiscal 2011, the Remuneration and Nomination Committee granted a special incentive grant of IPO Units. The grant was designed to motivate, retain and engage key executives to prepare the Company for a successful initial public offering. Fifty percent of the IPO Units vested on June 13, 2013, the first day our capital stock was listed on the NYSE. The remaining 50% vest on June 13, 2014.

Each NEO received IPO Units in the fiscal 2011 grant. The IPO Units granted to Mr. Beetz were forfeited pursuant to his retirement. Mr. Scannavini received an additional grant of 70,000 IPO Units in fiscal 2011 as consideration for no longer receiving certain payments in lieu of participation in a social retirement program.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding equity awards held by the NEOs on June 30, 2013, the last day of our fiscal year. The market value of the shares of unvested restricted stock is determined by multiplying the number of outstanding awards by $17.18 which was the value of our common stock on June 28, 2013. June 28, 2013 was the last trading day of fiscal 2013. The market value does not reflect, nor in any way assures, that the amounts will correspond to the actual value that will be recognized by the NEOs.

Outstanding Equity Awards at Fiscal Year-End

NEO	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
M. Scannavini	404,700		10.20	11/1/2017				235,000	4,037,300
		300,000	6.40	1/7/2019	30,000	(3)	515,400
		200,000	8.25	9/8/2019	210,000	(4)	3,607,800
		520,000	9.20	9/14/2020	100,000	(4)	1,718,000
		291,660	9.20	12/3/2020	4,662	(5)	80,093
		600,000	10.50	9/22/2021
		291,163	10.50	1/10/2022
B. Beetz					9,166	(6)	157,472
S. Pedreiro		35,250	6.40	3/2/2019				200,000	3,436,000
		250,000	6.40	3/9/2019	75,000	(4)	1,288,500
		100,000	8.25	9/8/2019
		330,000	9.20	9/14/2020
		34,990	9.20	12/3/2020
		380,000	10.50	9/22/2021
R. Semerari		60,000	6.50	6/12/2019				200,000	3,436,000
		125,000	8.25	9/8/2019	120,000	(4)	2,061,600
		520,000	9.20	9/14/2020	100,000	(4)	1,718,000
		30,000	9.20	12/3/2020	3,171	(5)	54,478
		600,000	10.50	9/22/2021
		60,000	10.50	1/10/2022
D. McCall		200,000	6.40	1/7/2019				100,000	1,718,000
		15,750	6.40	3/2/2019	60,000	(4)	1,030,800
		100,000	8.25	9/8/2019
		250,000	9.20	9/14/2020
		10,900	9.20	12/3/2020
		300,000	10.50	9/22/2021
		97,600	10.50	1/10/2022
J. Mortier	100,000		10.20	9/10/2017
	199,700		10.20	11/1/2017				40,000	687,200
		100,000	6.40	1/7/2019	100,000	(4)	1,718,000
		55,000	8.25	9/8/2019
		115,000	9.20	9/14/2020
		74,980	9.20	12/3/2020
		165,000	10.50	9/22/2021
		140,468	10.50	1/10/2022

(1)

Each of the Stock Options and Matching Options described in this table expires ten years after the grant date. All Stock Options and Matching Options vest on the fifth anniversary of the grant date, subject to certain vesting conditions.

(2)	Represents IPO Units granted to each of our NEOs on September 14, 2010 and to Mr. Scannavini on February 1, 2012.

(3)	Represents shares of restricted stock granted under the LTIP on February 1, 2012. The shares of restricted stock vest on the fifth anniversary of the grant date, subject to certain vesting conditions.

(4)	Represents RSUs granted under the LTIP on September 25, 2012.

(5)	Represents matching Platinum RSUs granted in connection with purchases of stock under Platinum.

(6)	Represents RSUs granted under the 2007 Stock Plan for Directors for service as a non-employee director during a portion of fiscal 2013.

Option Exercises and Stock Vested

The following table sets forth as to each Named Executive Officer information on exercises of stock options and vesting of IPO Units during fiscal 2013.

NEO	Option Awards			Stock Awards
	Number of shares acquired on exercise (#)		Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)(2)	Value realized on vesting ($)(3)
Michele Scannavini	142,580	(4)	1,482,832	235,000	4,112,500
	300,000	(4)	1,590,000
Bernd Beetz	4,214,333	(5)	22,335,965
	1,000,000	(5)	12,350,000
	1,250,000	(5)	14,875,000
	2,500,000	(5)	29,750,000
	1,237,967	(5)	8,418,176
	891,096	(5)	9,445,618
	943,723	(5)	10,003,464
	361,986	(5)	3,167,378
	620,219	(5)	4,837,708
	610,675	(5)	4,763,265
	321,575	(5)	2,090,238
	257,863	(5)	1,676,110
Sergio Pedreiro				200,000	3,500,000
Jean Mortier	50,000	(6)	340,000	40,000	700,000
Renato Semerari	250,000	(7)	3,137,500	200,000	3,500,000
Darryl McCall	100,000	(7)	480,000	100,000	1,750,000

(1)	Represents the difference between the closing price of the Class A common stock on the exercise date and the exercise price multiplied by the number of shares underlying each option exercised.

(2)

Represents the vesting and settlement of fifty percent of the outstanding IPO Units held by each NEO on June 13, 2013, which was the first day the Company’s Class A common stock was traded on the New York Stock Exchange. The remaining IPO Units vest on June 13, 2014.

(3)	Represents the product of the shares received by each NEO upon settlement of IPO Units and $17.50, which was the opening trading price of our Class A common stock.

(4)	142,580 options exercised were granted on October 18, 2005 at an exercise price of $5.10, and 300,000 options exercised were granted on September 10, 2007 at an exercise price of $10.20.

(5)

4,214,333 options exercised were granted on November 1, 2007 at an exercise price of $10.20; 1,000,000 options exercised were granted on September 30, 2004 at an exercise price of $4.65; 1,250,000 options exercised were granted on September 30, 2005 at an exercise price of $5.10; 2,500,000 options exercised were granted on October 18, 2005 at an exercise price of $5.10; 1,237,967 options exercised were granted on September 10, 2007 at an exercise price of $10.20; 891,096 options exercised were granted on January 1, 2009 at an exercise price of $6.40; 943,723 options exercised were granted on March 2, 2009 at an exercise price of $6.40; 361,986 options exercised were granted on September 8, 2009 at an exercise price of $8.25; 620,219 options exercised were granted on September 14, 2010 at an exercise price of $9.20; 610,675 options exercised were granted on December 3, 2010 at an exercise price of $9.20; 321,575 options exercised were granted on September 22, 2011 at an exercise price of $10.50; and 257,863 options exercised were granted on January 10, 2012 at an exercise price of $10.50.

(6)	50,000 options exercised were granted on September 10, 2007 at an exercise price of $10.20.

(7)	250,000 options exercised were granted on May 1, 2009 at an exercise price of $4.45.

(8)	100,000 options exercised were granted on June 6, 2008 at an exercise price of $10.70.

Pension Benefits

We do not administer any pension programs that provide our NEOs with additional benefits from those offered to our other employees.

Non-Qualified Deferred Compensation

We allowed Mr. Beetz to defer all or part of his base salary and APP award while he was our CEO. Mr. Beetz only deferred his salary and APP award for fiscal 2001 and his salary for fiscal 2002. The following table reflects his aggregate earnings during fiscal 2013 on such deferred amount and the aggregate balance of his deferred amounts as of June 30, 2013.

Name	Aggregate Earnings during Fiscal 2013	Aggregate Balance as of June 30, 2013
Bernd Beetz	$963	$	—(1)

(1)

In connection with the termination of Mr. Beetz employment with the Company during fiscal 2013, the aggregate balance of Mr. Beetz’s deferred compensation account was paid to Mr. Beetz. The aggregate balance at the time of payment was $1,369,410.

Potential Payments upon Termination or Change-in-Control

As described in the preceding sections of this Compensation Discussion and Analysis, we have entered into employment agreements with each of our NEOs and maintain certain incentive, equity and benefit plans in which our NEOs participate. These employment agreements and plans provide for certain payments and incremental benefits if an NEO’s employment is terminated under certain circumstances. These payments and benefits are described below.

Payments under the APP

A pro-rated award for the fiscal year in which an NEO’s employment is terminated may be paid under the APP if his employment is terminated by reason of retirement, disability or death. No awards for the fiscal year in which an NEO’s employment is terminated are paid under the APP if an NEO’s employment is terminated for any reason other than retirement, disability or death.

In the event of a change in control, each NEO will be paid an award equal to the “exceeds” target award for the fiscal year in which the change in control occurs.

Matching Options under the EOP, Stock Options under the LTIP, RSUs and Platinum RSUs under the ELTIP

Treatment upon termination due to death, disability or retirement. All unvested Matching Options, unvested Stock Options, unvested RSUs, and unvested Platinum RSUs will accelerate on a pro rata basis. The pro rata amount is based on the number of days that have passed since the Matching Options, Stock Options, RSUs or Platinum RSUs were granted.

Treatment upon termination for any reason other than retirement, death or disability. All unvested Matching Options, unvested Stock Options, unvested RSUs, and unvested Platinum RSUs will be forfeited and canceled.

Treatment upon a change in control. In March 2011, we amended the EOP and the LTIP to require “double-trigger” vesting upon a change in control. The amendments applied to all Matching Options and Stock Options granted after March 2011. All equity granted prior to March 2011 will automatically vest upon a change in control. All equity granted under the EOP or LTIP after March 2011 and all equity granted under the ELTIP will vest if an NEO’s employment is terminated without cause or he resigns for Good Reason within twelve months following a change in control.

IPO Units

All unvested IPO Units are forfeited if an NEO’s employment is terminated for any reason. IPO Units accelerate upon a change in control of the Company.

Certain Additional Payments

Unless specified below, each NEO other than Mr. Beetz would not have any additional payments upon termination of his employment for any reason or a change in control, except for payments provided for under the APP and accelerated vesting under the EOP, LTIP and ELTIP.

•

Under his employment agreement effective on June 30, 2012, Mr. Scannavini was entitled to receive an amount equal to eighteen months of his base salary plus his average APP payments for the two most recently completed fiscal years if we had terminated his employment without cause. In addition, the shares of restricted stock Mr. Scannavini was granted under the LTIP in February 2012 are forfeited if his employment is terminated for any reason prior to a change in control. Those shares of restricted stock will automatically vest if his employment is terminated without cause or he resigns for good reason within twelve months following a change in control and will be forfeited if his employment is terminated for any other reason after a change in control.

•

Mr. Pedreiro is entitled to receive an amount equal to six months of his base salary if his employment is terminated without cause and an amount equal to one month of his base salary if his employment is terminated due to death.

•

Upon termination of Mr. Mortier’s employment agreement on any grounds, Mr. Mortier is entitled to receive monthly compensation of two thirds of his monthly gross salary for up to twelve months in consideration of the competition restrictions within his employment agreement.

•	Mr. Semerari is entitled to an amount equal to twelve months of his base salary if we terminate his employment without cause.

•

Mr. McCall is entitled to nine months of his base salary if his employment is terminated for any reason other than for cause, retirement, resignation, or death. In connection with a termination of Mr. McCall’s employment agreement for any reason other than for cause, Mr. McCall’s termination shall be considered a “retirement” for the purposes of his awards under the LTIP and EOP.

Payments under Mr. Beetz’ Employment Agreement

In addition to the payments described in “—Payments under the APP” and “—Matching Options under the EOP, Stock Options under the LTIP, and RSUs and Platinum RSUs under the ELTIP”, Mr. Beetz was entitled to receive the payments and benefits outlined below if his employment was terminated for the reasons set forth below.

Termination for cause or voluntary resignation. Mr. Beetz was entitled to receive (1) his base salary through the date of termination, (2) any awards under the APP earned, but not yet paid, for the prior fiscal year and (3) any unreimbursed business expenses if we terminated his employment for cause or he had voluntarily resigned. Mr. Beetz was entitled to receive a pro-rated award under the APP for the fiscal year in which his employment was terminated if he voluntarily resigned.

Termination due to death, disability, termination without cause or resignation for Good Reason. Mr. Beetz was entitled to receive his base salary through the second anniversary of the date his employment was terminated and any unreimbursed business expenses if his employment was terminated without cause or due to death or disability or he had resigned for good reason. Mr. Beetz was also entitled to receive any APP payment earned, but not yet paid, for the prior fiscal year and an amount in cash equal to the sum of his annual APP payments for the two most recently completed fiscal years prior to the date of termination of his employment. Mr. Beetz was also entitled to continued coverage under our benefit plans until the earlier of (1) the second anniversary of the date his employment was terminated or (2) he was eligible to receive comparable welfare benefits from a subsequent employer.

Retirement. Mr. Beetz was not entitled to receive any payments or benefits for termination of his employment due to retirement.

Termination after a change in control. Mr. Beetz was entitled to receive his base salary through the third anniversary of the date his employment was terminated and any unreimbursed business expenses if his employment was terminated without cause or due to resignation with good reason within two years of a change in control. He was also entitled to receive any APP payment earned, but not yet paid, for the prior fiscal year and an amount in cash equal to three times his average annual APP payment for the two most recently completed fiscal years prior to the date of termination of his employment. Mr. Beetz was also entitled to continued coverage under our welfare benefit plans until the earlier of (1) the third anniversary of the date of termination of his employment or (2) he would have been eligible to receive comparable welfare benefits from a subsequent employer.

If a change in control had occurred that is not considered a “change in control” under Section 409A of the Internal Revenue Code (“Section 409A”), Mr. Beetz was only entitled to receive the payments outlined in “—Termination due to death, disability, termination without cause or resignation for good reason.”

Effect of Section 409A on Timing of Payments and Equity Awards

Any amounts that are not exempt from Section 409A are subject to the required six-month delay in payment after termination of service if the NEO is a “specified employee” for purposes of Section 409A at the time of termination of employment. Amounts that otherwise would have been paid during the six-month delay will be paid in a lump sum on the first day after the delay period expires.

Potential Payments in the Event of Termination at the End of Our Last Fiscal Year

The following table sets forth the estimated incremental payments and benefits that would have been received by each NEO if employment had been terminated or upon a change in control, on June 28, 2013, the last business or trading day of our most recent fiscal year. Amounts received due to accelerated vesting of equity were calculated using closing price of our common stock as of June 28, 2013, which was $17.18. The value of accelerated vesting of Stock Options was calculated by subtracting the exercise price of the Stock Option from $17.18.

Exchange rates are calculated using the weighted average monthly exchange rate during the fiscal year.

Name	Resignation with Good Reason	Termination without cause	Termination for cause	Resignation without Good Reason	Disability, Retirement or death		Change in Control	Resignation with Good Reason or Termination without Cause after Change in Control(1)
Michele Scannavini	—	5,828,907	—	—	6,715,402		11,828,657	9,175,254	(2)
Sérgio Pedreiro	—	275,000	—	—	6,036,824	(3)	10,976,615	3,826,900	(4)
Jean Mortier	720,866	720,866	720,866	720,866	3,805,191		3,772,390	4,479,393
Renato Semerari	—	867,887	—	—	5,918,141		14,499,134	8,242,878	(5)
Darryl McCall	—	5,437,721	—	—	4,970,748	(6)	7,765,924	3,686,768

(1)

Incremental payments represented in this column do not include any incremental payments reported in the column labeled “Change in Control” that the NEO is entitled to receive pursuant to such change in control.

(2)

Represents incremental payment Mr. Scannavini is entitled to receive if he had resigned for good reason after a change in control. Mr. Scannavini is entitled to receive an additional $2,090,219 if his employment had been terminated without cause after a change in control.

(3)

Represents incremental payments Mr. Pedreiro is entitled to receive upon his retirement or termination of his employment due to disability. Mr. Pedreiro is entitled to receive an additional $45,833 if his employment is terminated due to his death.

(4)

Represents incremental payments Mr. Pedreiro is entitled to receive if he resigns for good reason after a change in control. Mr. Pedreiro is entitled to receive an additional $275,000 if his employment is terminated without cause after a change in control.

(5)

Represents incremental payments Mr. Semerari is entitled to receive if he resigns for good reason after a change in control. Mr. Semerari is entitled to receive an additional $910,571 if his employment is terminated without cause after a change in control.

(6)

Represents incremental payments Mr. McCall is entitled to receive if his employment is terminated due to disability or if he retires. Mr. McCall is entitled to receive an additional $103,772 if his employment is terminated due to death.

In addition, Mr. Beetz received certain incremental payments equal to $47,235,025, including accelerated vesting of equity valued at $47,059,967 in connection with his retirement as CEO of the Company on July 31, 2012.

DIRECTOR COMPENSATION

The following summary describes compensation paid to directors in fiscal 2013.

Annual Cash Compensation for Board Service

Each non-employee director except the Chairman of the Board of Directors (“Chairman”) and the Chair of the Audit and Finance Committee (“AFC Chair”) receives $100,000 annually, payable in November. The Chairman receives $400,000 annually, and the AFC Chair receives $130,000 annually. Mr. Becht served as Chairman in fiscal 2013, and Mr. Singer served as AFC Chair in fiscal 2013.

Annual Restricted Stock Unit Grant

Each non-employee director except the Chairman receives an annual grant of 10,000 RSUs under the 2007 Stock Plan for Directors. The Chairman receives an annual grant of 30,000 RSUs. Each RSU vests on the fifth anniversary of the grant date, subject to acceleration upon termination of service due to retirement, death or disability or upon a change in control.

Management Directors

Directors who are currently employees of the Company receive no additional compensation for service on our Board of Directors. The only director who is currently also an employee of the Company is Mr. Scannavini. During a portion of fiscal 2013, Mr. Beetz was a both a director and an employee of the Company.

Reimbursement of Expenses

Directors are reimbursed for reasonable expenses (including costs of travel, food and lodging) incurred when attending meetings of our Board of Directors, meeting of the committees of our Board of Directors and meetings of our stockholders. Directors are also reimbursed for other reasonable expenses relating to their service on our Board of Directors, such as visits to our offices and facilities.

Non-Employee Directors

The following table sets forth compensation information for our non-employee directors in fiscal 2013. Mr. Beetz is no longer a director of the Company, and Mr. Goudet became a director on May 1, 2013.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)	Total ($)
Lambertus J.H. Becht	400,000		465,000	865,000
Bernd Beetz	91,667	(3)	142,089	233,756
Bradley M. Bloom	100,000		155,000	255,000
Joachim Faber	100,000		155,000	255,000
Olivier Goudet(4)	8,333		28,322	36,655
Peter Harf	100,000		155,000	255,000
M. Steven Langman	100,000		155,000	255,000
Erhard Schoewel	100,000		155,000	255,000
Robert Singer	130,000		155,000	285,000
Jack Stahl	100,000		155,000	255,000

(1)	The amount represents annual cash compensation for service as a director, Chairman or AFC Chair, as applicable.

(2)	Amount represents the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for restricted stock units issued to non-employee directors on November 15, 2012 and

May 1, 2013. The grant date fair value is equivalent to the fair value of the common stock of Coty Inc. on the grant date.

(3)	Mr. Beetz resigned as a director in Director in May 2013. Pursuant to an agreement with the Company, Mr. Beetz received $91,667 for his service as a director fiscal 2012.

(4)	Mr. Goudet received a pro-rated award of RSUs and, in November 2013, will receive a pro-rated cash payment for his service as a director of the Company for two months of fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the amount of our common stock beneficially owned as of September 16, 2013, by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each member of our Board of Directors, (iii) each NEO and (iv) all current members of our Board of Directors and executive officers, as a group. A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if that person has the right to acquire sole or shared voting or investment power over the security within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed.

Applicable percentage ownership is based on 81,540,474 shares of Class A common stock and 302,611,513 shares of Class B common stock, each as of September 16, 2013.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 16, 2013. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Common Stock Beneficially Owned
Name of Beneficial Owner	Class A(1)			Class B			% of Total Voting Power
	Shares		%	Shares		%
JAB Holdings II B.V.	—		—	263,752,817	(2)	84.9	84.9
Berkshire Partners LLC	—		—	19,429,348	(3)	6.3	6.3
Rhône Capital L.L.C.	—		—	19,429,348	(4)	6.3	6.3
FMR LLC	8,719,020	(5)	10.7	—		—	*
Wellington Management Company, LLP	10,478,901	(6)	12.9	—		—	*
Lambertus J.H. Becht	4,668,810		5.7	—		—	*
Bernd Beetz	4,412,390		5.4	—		—	*
Bradley M. Bloom	—	(7)	—	—		—	*
Joachim Faber	190,500		*	—		—	*
Olivier Goudet	—		*	—		—	*
Peter Harf	4,533,719	(8)	5.6	—		—	*
M. Steven Langman	—	(9)	—	—		—	*
Darryl McCall	130,310		*	—		—	*
Jean Mortier	487,405	(10)	*	—		—	*
Sérgio Pedreiro	124,802		*	—		—	*
Michele Scannavini	1,216,700	(11)	1.5	—		—	*
Erhard Schoewel	337,000	(12)	*	—		—	*
Renato Semerari	220,665		*	—		—	*
Robert Singer	80,000		*	—		—	*
Jack Stahl	14,000		*	—		—	*
All Directors and Management as a Group	13,554,157	(13)	16.6	—		—	*

*	Less than one percent

(1)

Figures include shares of Class A common stock subject to options held by that person that are currently exercisable or exercisable within, and restricted stock units that will vest within, 60 days of September 16, 2013.

(2)

Donata Holding SE (“Donata”) and Parentes Holding SE (“Parentes”), each of which is a company with its registered seat in Austria, and JAB Holdings B.V., which is registered in the Netherlands, indirectly share voting and investment control over the shares held by JAB Holdings II B.V., a Netherlands corporation. Donata and Parentes are each controlled by Renate Reimann-Haas, Wolfgang Reimann, Stefan Reimann-Andersen and Matthias Reimann-Andersen, who with Joachim Faber, Peter Harf, Bart Becht and Olivier Goudet exercise voting and investment authority over the shares held by JAB Holdings II B.V. JAB Holdings B.V. is an indirect subsidiary of Parentes and a direct stockholder of JAB Holdings II B.V. Each of the foregoing individuals disclaims the existence of a “group” with respect to and beneficial ownership of these securities for purposes of Section 13D of the Exchange Act. Each of the foregoing individuals disclaims beneficial ownership of these securities for purposes of Section 16 of the Exchange Act except to the extent of their pecuniary interest therein. The address of Donata and Parentes is Rooseveltplatz 4-5/Top 10, 1090 Vienna and the address of JAB Holdings II B.V. and JAB Holdings B.V. is Oudeweg 147, 2031 CC Haarlem, The Netherlands.

(3)

Represents (i) 15,961,000 shares of common stock owned by Berkshire Fund VII, L.P. (“Berkshire Fund VII”), (ii) 2,983,955 shares of common stock owned by Berkshire Fund VII-A, L.P. (“Berkshire Fund VII-A”), (iii) 145,389 shares of common stock owned by Berkshire Investors III LLC (“Berkshire Investors III”), and (iv) 339,004 shares of common stock owned by Berkshire Investors IV LLC (“Berkshire Investors IV”). Seventh Berkshire Associates LLC, a Massachusetts limited liability company (“7BA”), is the general partner of Berkshire Fund VII and Berkshire Fund VII-A. The managing members of 7BA are Michael C. Ascione, Bradley M. Bloom, Kenneth S. Bring, Jane Brock-Wilson, Kevin T. Callaghan, Christopher J. Hadley, Lawrence S. Hamelsky, Sharlyn C. Heslam, Elizabeth L. Hoffman, Matthew A. Janchar, Ross M. Jones, Richard K. Lubin, Joshua A. Lutzker, Greg Pappas, David R. Peeler, Robert J. Small and Edward J. Whelan, Jr. (the “Berkshire Principals”). Mr. Bloom is a director of the Company. The Berkshire Principals are also the managing members of Berkshire Investors III and Berkshire Investors IV. Berkshire Fund VII, Berkshire Fund VII- A, Berkshire Investors III and Berkshire Investors IV often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Berkshire Partners LLC, a Massachusetts limited liability company (“Berkshire Partners”), is the investment advisor to Berkshire Fund VII and Berkshire Fund VII-A (collectively, the “Funds”). Berkshire Partners, the Funds, Berkshire Investors III, Berkshire Investors IV and 7BA may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act, although they do not admit to being part of a group, nor have they agreed to act as part of a group. The address of all the entities and the managing members mentioned above is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.

(4)	Held by entities affiliated with Rhône Capital L.L.C.

(5)	Based on a Schedule 13G filed on August 12, 2013 by FMR LLC, 245 Summer Street, Boston, MA 02210.

(6)

Based on a Schedule 13G filed on July 10, 2013 by Wellington Management Company, LLC (“Wellington Management”), 280 Congress Street, Boston, MA 02210. Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 10,478,901 shares of Class A common stock which are held of record by clients of Wellington Management. Of those shares, Wellington Management shares power to vote or direct the vote of 7,949,711 shares of Class A common stock.

(7)

Mr. Bloom is a managing member of Berkshire Investors III, Berkshire Investors IV and 7BA. Mr. Bloom disclaims beneficial ownership of the shares held by these entities, except to the extent of any pecuniary interest therein. Mr. Bloom’s address is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.

(8)	Includes 1,500,000 shares of common stock issuable upon exercise of vested options and 20,000 shares of Class A common stock underlying restricted stock units that will vest on November 14, 2013.

(9)

Mr. Langman disclaims beneficial ownership of the shares held by Rhône for purposes of Section 16 and Section 13D of the Exchange Act. Mr. Langman, as a Managing Director of Rhône Group L.L.C., has an understanding with Rhône and its affiliates pursuant to which he holds certain securities subject to vesting conditions not expected to occur within 60 days of September 16, 2013 for the benefit of Rhône or its affiliates.

(10)	Includes 299,700 shares of common stock issuable upon exercise of vested options.

(11)	Includes 404,700 shares of Class A common stock issuable upon exercise of vested options.

(12)	Includes 45,000 shares of Class A common stock issuable upon exercise of vested options and 10,000 shares of Class A common stock underlying restricted stock units that will vest on November 14, 2013.

(13)	Includes 3,206,500 shares issuable upon exercise of vested options and 30,000 shares of Class A common stock underlying restricted stock units that will vest on November 14, 2013.

Equity Compensation Plan Information

Plan Category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
Options	23,155,808	$8.88
Restricted Stock Units	2,607,178	n/a
Special Incentive Awards	1,195,000	n/a

Subtotal	26,957,986	$8.88	18,645,418

Equity compensation plans not approved by security holders
Options(1)	5,007,875	$9.86
Restricted Stock Units(1)	98,500	n/a

Subtotal	5,106,375	$9.86	—

Total	32,064,361		18,645,418

n/a	is not applicable

(1)	Executive Ownership Plan

 From fiscal 2008 until December 2012, the Company invited certain key executives to purchase shares of the Company’s common stock, and receive stock options to match such purchases, through the Company’s Executive Ownership Plan. The Executive Ownership Plan was replaced by the Platinum Program in December 2012. For a description of the Platinum Program, see “Executive Stock Ownership”. Executives who participated in the Executive Ownership Plan could purchase an amount of restricted shares of the Company’s common stock, or, in certain fiscal years, restricted stock units, equal to their APP award for the prior fiscal year. If an executive purchased restricted shares or restricted stock units under the Executive Ownership Plan, such executive would receive matching stock options. All matching stock options have five-year cliff vesting tied to continued employment with the Company and continued ownership of the restricted shares or restricted stock units, as applicable, that the matching stock options match. For a description of the treatment of options issued under the

Executive Ownership Plan upon termination of employment with the Company, see “—Potential Payments upon Termination or Change-in-Control”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Stockholders Agreement

This summary does not purport to be complete and is qualified in its entirety by the provisions of the stockholders agreement, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

We are party to a stockholders agreement with JAB, Berkshire and Rhône. Pursuant to the stockholders agreement:

•

Berkshire and Rhône each has the right to nominate a director and each of the parties has agreed to vote for the other parties’ nominees as described in “Management—Structure of our Board of Directors”; and

•

Berkshire and Rhône are generally prohibited from seeking to change or influence our management or board of directors, or to acquire more than 3% of our then-outstanding voting securities, for four years after consummation of our IPO.

Registration Rights Agreement

Pursuant to the terms of the registration rights agreement between us, JAB, Berkshire and Rhône, each of JAB, Berkshire and Rhône is entitled to demand and piggyback registration rights. The stockholders who are parties to the registration rights agreement hold an aggregate of 302,611,513 shares of our Class B common stock and no shares of our Class A common stock, or approximately 97.4% of the combined voting power of our outstanding common stock outstanding. The registration rights described below will expire on the earlier of the tenth anniversary of our IPO or the date on which the securities subject to the registration rights agreement may be sold by the holder in a single transaction pursuant to Rule 144 promulgated under the Securities Act.

Demand Registration Rights. At any time beginning 180 days after the effective date of the registration statement of which this prospectus forms a part, JAB, Berkshire or Rhône may request that we register all or a portion of their shares. Any such request must cover a quantity of shares with an anticipated aggregate offering price of at least $100 million. Berkshire and Rhône may request up to two such demands each. Depending on certain conditions, we may defer a demand registration for up to 90 days. The stockholders will agree pursuant to contractual lock-ups not to exercise any of their rights under the registration rights agreement during the 180-day restricted period described above.

Piggyback Registration Rights. In the event that we propose to register any of our securities under the Securities Act, either for our account or for the account of our other security holders, any of JAB, Berkshire or Rhône will be entitled to certain piggyback registration rights allowing each to include its shares in the registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, the holders of these shares are entitled to notice of the registration.

Form S-3 Registration Rights. Any of JAB, Berkshire or Rhône may make a request that we register their shares on Form S-3 if we are then qualified to file a registration statement on Form S-3 and the anticipated aggregate price to the public is equal to or would exceed $25.0 million.

Third-Party Expenses

We have reimbursed approximately $2.4 million in third-party expenses charged to affiliates of JAB in connection with our nonbinding offer to purchase 100% of Avon Products, Inc.

We have also agreed to reimburse JAB up to $150,000 and reimburse Berkshire and Rhône up to $300,000 collectively, for legal fees and expense related to our IPO and the restatement of the Certificate of Incorporation, Bylaws, and stockholders agreement.

During fiscal 2013, the Company reimbursed Bernd Beetz, the Company’s former Chief Executive Officer, $152,392 in legal expenses incurred by Mr. Beetz in connection with his retirement as Chief Executive Officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted a written policy regarding the approval or ratification of “related person transactions.” A related person transaction is one in which we or any of our subsidiaries participate, in which the amount involved since the beginning of our last completed fiscal year exceeds $120,000 and in which a “related person” has or will have a direct or indirect interest, other than solely as a result of being a director of, or, together with all other related persons, a less than 10% beneficial owner of an equity interest in, another entity, or both. “Related persons” are the following persons and their immediate family members: our directors, director nominees, executive officers and stockholders beneficially owning more than 5% of our outstanding common stock. Under this policy, the Audit and Finance Committee reviews and approves, disapproves or ratifies related person transactions. In determining whether or not to approve a related person transaction, the Audit and Finance Committee takes into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If advance approval by the Audit and Finance Committee is not possible, then a related person transaction may be considered and ratified, if appropriate, at the Audit and Finance Committee’s next regularly scheduled meeting. The chair of the Audit and Finance Committee may pre-approve or ratify related person transactions in which the aggregate amount involved is expected to be less than $1 million. The chair reports to the Audit and Finance Committee each transaction so approved or ratified. If a related person transaction will be ongoing, the committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related person, after which such related person transaction will be reviewed on an annual basis for guideline compliance and ongoing appropriateness.

The Audit and Finance Committee has reviewed and pre-approved the following types of related person transactions:

•	certain types of executive officer compensation;

•	compensation paid to a director if required to be reported in the Company’s proxy statement;

•

any transaction with another company to which a related person’s only relationship is as an employee (other than an executive officer), or as a director or beneficial owner of a less than 10% (together with all other related persons) equity interest in that company, or both, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•

any charitable contribution, grant, or endowment by the Company to a charitable organization, foundation, or university to which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the amount involved does not exceed the lesser of $1 million or 2% of the charitable organization’s total annual receipts;

•

any charitable contribution, grant or endowment by the Company to DKMS Americas and its affiliated charitable organizations, if the amount involved does not exceed $1 million, in aggregate, during a single fiscal year;

•	any related person transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and in which all stockholders receive proportional benefits; and

•	any related person transaction in which the rates or charges involved are determined by competitive bids.

A director who is a related person with respect to a transaction may not participate in the discussion or approval of the transaction, except that the director will provide all material information concerning the related person transaction to the Audit and Finance Committee. The transactions described above were entered into prior to the adoption of our related person transaction policy and therefore were not approved under the related person transaction policy.

Director Independence

Since we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards, we are not required to, and have chosen not to, comply with certain independence requirements for directors on our Board of Directors. However, our Board of Directors has determined that each of the following directors satisfies the independence standards of the New York Stock Exchange: Mr. Becht, Mr. Bloom, Mr. Faber, Mr. Goudet, Mr. Langman, Mr. Schoewel, Mr. Singer and Mr. Stahl.

The members of our Audit and Finance Committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or Rule 10A-3. In order to be considered independent for purposes of Rule 10A-3, no member of the Audit and Finance Committee may, other than in his capacity as a member of the Audit and Finance Committee, the Board of Directors, or any other committee of the Board of Directors: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or (2) directly, or indirectly through one or more intermediaries, control, or be controlled by, or be under common control with, the Company or any of its subsidiaries.

Item 14. Principal Accounting Fees and Services.

The aggregate fees for professional services by our independent registered public accounting firm, Deloitte & Touche LLP for fiscal 2013 and 2012 are presented below:

	2013	2012
	(in thousands)
Audit Fees(a)	$7,883.2	$9,926.7
Audit-Related Fees(b)	876.8	1,149.5
Tax Fees(c)	2,198.1	2,262.0
All Other Fees(d)	103.9	236.1

Total	$11,062.0	$13,573.3

(a)

Audit fees include fees for professional services necessary to perform an audit or review in accordance with the standards of the Public Company Accounting Oversight Board, including services rendered for the audit of our annual consolidated financial statements and review of quarterly financial statements. Also includes fees associated with the filing of our registration statements, including our Registration Statement on Form S-1 related to our IPO, services normally incurred in connection with statutory and regulatory filings or engagements and certain accounting consultations.

(b)	Audit-related fees include services that are reasonably related to the performance of the audit or review of our consolidated financial statements including the support of business combinations.

(c)	Tax fees include fees for tax compliance, tax planning and tax advice.

(d)	All other fees include fees for any permissible service not included in the first three categories.

All services performed by Deloitte & Touche LLP for us during fiscal 2013 and 2012 were pre-approved by the Audit and Finance Committee and the Audit and Finance Committee was provided with regular updates as to the nature of such services and fees paid for such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included herein: See Index on page F-1.

(2)	Financial Statement Schedule: See S-1.

(3)	All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.

(4)	List of Exhibits:

Exhibit Number	Document
3.1	Form of Amended and Restated Certificate of Incorporation (previously filed on May 14, 2013 as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)
3.2	Amended and Restated By-Laws (previously filed on April 24, 2013 as Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
4.1	Specimen Class A Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
4.2	Specimen Class B Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
10.1

Credit Agreement, dated as of April 2, 2013, among the registrant, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC as Lead Arrangers and Joint Bookrunners, and the lenders party thereto (previously filed on April 24, 2013 as Exhibit 10.1 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.2

Registration Rights Agreement, dated as of January 25, 2011, between the registrant, JAB, as successor to Donata Holdings BV and Donata Holding SE, The Berkshire Fund Stockholders and the WB Fund Stockholders (previously filed on April 24, 2013 as Exhibit 10.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.3

Form of Amended and Restated Stockholders Agreement between the registrant, JAB Holdings II B.V., the Berkshire Fund Stockholders and the WB Fund Stockholders (previously filed on April 24, 2013 as Exhibit 10.3 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.4

Agreement of Lease, dated as of July 14, 2008 and amended as of March 17, 2009, May 19, 2011 and April 6, 2012, between the registrant and Empire State Building Company L.L.C. (previously filed on January 24, 2013 as Exhibit 10.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.5

Agreement of Lease, dated as of October 29, 1999, between the registrant and One Park Avenue Tenant LLC (previously filed on January 24, 2013 as Exhibit 10.5 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

Exhibit Number	Document
10.6

Agreement of Lease, dated as of December 30, 2005 and amended as of August 23, 2007, November 18, 2007 and November 13, 2008, between the registrant and PPF Off Two Park Avenue Owner, LLC, as successor in interest to SEB Immobilien-Investment GmbH (previously filed on January 24, 2013 as Exhibit 10.6 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.7

Lease Agreement, dated as of July 3, 2007, between Coty France S.A.S. and SCI Vendôme Paris (previously filed on January 24, 2013 as Exhibit 10.7 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.8

Lease Agreement, dated as of June 13, 2005, between Société Coty and S.C.I. Fêdêrale Gramont (previously filed on January 24, 2013 as Exhibit 10.8 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.9

Lease Agreement, dated as of November 12, 1992 and amended as of February 4, 1994, March 10, 1997, January 23, 2000, March 31, 2000, August 1, 2006, January 28, 2008 and August 14, 2012 between Baker-Properties Limited Partnership and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.9 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.10

Lease, entered into as of March 31, 2000 and amended as of August 1, 2006, September 8, 2009, August 16, 2010 and August 14, 2012 between WU/LH 100 American L.L.C., as successor to Baker Properties Limited Partnership, and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.11

Lease, dated as of July 25, 2011, between Terinvest SA and Coty Geneva S.A. (previously filed on January 24, 2013 as Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.12

Lease Agreement, dated August 14, 2012 between WU/LH 500 American L.L.C. and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.13

Employment Agreement, as amended and restated effective January 1, 2009, between the registrant and Bernd Beetz (previously filed on May 14, 2013 as Exhibit 10.13 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.14

Employment Agreement, dated September 25, 2012, between Coty Italia S.P.A. and Michele Scannavini (previously filed on May 14, 2013 as Exhibit 10.14 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.15

Employment Agreement, dated November 19, 2007, between the registrant and Jules Kaufman (previously filed on May 14, 2013 as Exhibit 10.15 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.16

Employment Agreement, dated February 18, 1998, between Coty S.A. and Géraud-Marie Lacassagne (previously filed on May 14, 2013 as Exhibit 10.16 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.17	Employment Agreement, dated September 15, 2013, between Coty Inc. and Darryl McCall (filed as Exhibit 10.17 to this Form 10-K)
10.18

Employment Agreement, dated October 1, 2012, between Coty S.A.S. and Jean Mortier (previously filed on May 14, 2013 as Exhibit 10.19 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.19

Rider, dated October 15, 2012, to Employment Agreement, dated July 20, 2006, between Coty S.A.S. and Jean Mortier (previously filed on May 14, 2013 as Exhibit 10.20 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

Exhibit Number	Document
10.20

Employment Agreement, dated November 18, 2008, between the registrant and Sérgio Pedreiro (previously filed on May 14, 2013 as Exhibit 10.21 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.21

Employment Agreement, dated July 4, 2012, between Coty Geneva S.A. Versoix. and Renato Semerari (previously filed on May 14, 2013 as Exhibit 10.22 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.22

Employment Agreement, dated March 24, 2010, between Coty Geneva S.A. and Peter Shaefer (previously filed on May 14, 2013 as Exhibit 10.23 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.23

Confidential Agreement, dated July 23, 2012, between Bernd Beetz and Coty Inc., as amended (previously filed on May 14, 2013 as Exhibit 10.24 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.24

Form of Indemnification Agreement between the registrant and its directors and officers (previously filed on April 24, 2013 as Exhibit 10.24 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.25

Agreement Regarding Indemnification Obligations, dated as of April 14, 2011 and effective as of January 25, 2011, by and among the registrant, Berkshire Fund VII Investment Corp., Berkshire Fund VII-A Investment Corp., Berkshire Investors III LLC, Berkshire Investors IV LLC and Bradley Bloom. (previously filed on April 24, 2013 as Exhibit 10.25 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.26

Agreement Regarding Indemnification Obligations, dated as of April 14, 2011 and effective as of January 25, 2011, by and among the registrant, Worldwide Beauty Onshore L.P., Worldwide Beauty Offshore L.P. and Steven Langman (previously filed on April 24, 2013 as Exhibit 10.26 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.27

Coty Inc. Annual Performance Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.27 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.28

Coty Inc. Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.28 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.29

Nonqualified Stock Option Award Terms and Conditions Under Coty Inc. Long-Term Incentive Plan, as amended April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.29 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.30

Form of IPO Unit Incentive Award Under Coty Inc. Long-Term Incentive Plan (previously filed on April 24, 2013 as Exhibit 10.30 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.31

Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Long-Term Incentive Plan, as amended April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.31 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.32

Coty Inc. Executive Ownership Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.32 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.33

Adoption of Amendments to Restricted Stock Units Under the Coty Inc. Executive Ownership Plan (applicable to awards outstanding on September 14, 2010) (previously filed on April 24, 2013 as Exhibit 10.33 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

Exhibit Number	Document
10.34

Adoption of Amendments to Restricted Stock Units Under the Coty Inc. Executive Ownership Plan (applicable to awards outstanding on December 7, 2012) (previously filed on April 24, 2013 as Exhibit 10.34 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.35

Form of Restricted Stock Agreement Under Coty Inc. Executive Ownership Plan, as amended on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.35 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.36

Matching Option Award Terms and Conditions Under Coty Inc. Executive Ownership Plan, as amended on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.36 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.37	Coty Inc. Stock Plan for Non-Employee Directors (previously filed on April 24, 2013 as Exhibit 10.37 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
10.38

Form of Nonqualified Stock Option Award Agreement Under Coty Inc. Stock Plan for Non-Employee Directors (previously filed on April 24, 2013 as Exhibit 10.38 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.39

Coty Inc. 2007 Stock Plan for Directors, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.39 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.40

Adoption of Amendments to Pre-2008 Stock Options Granted Under the Coty Inc. 2007 Stock Plan for Directors Or the Coty Inc. Stock Plan for Non-Employee Directors (applicable to awards outstanding on September 14, 2010) (previously filed on April 24, 2013 as Exhibit 10.40 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.41

Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.41 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.42

Coty Inc. Stock Purchase Program for Directors, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.42 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.43

Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.43 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.44

Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.44 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.45

Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.45 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

21.1	List of significant subsidiaries
23.1	Consent of Deloitte & Touche LLP regarding Coty Inc. and its Subsidiaries
24.1	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.
By:	/s/ Sérgio Pedreiro
Name: Sérgio Pedreiro
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jules P. Kaufman, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHELE SCANNAVINI (Michele Scannavini)	Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2013
/s/ SÉRGIO PEDREIRO (Sérgio Pedreiro)	Chief Financial Officer (Principal Financial Officer)	September 17, 2013
/s/ JAMES E. SHIAH (James E. Shiah)	Chief Accounting and Compliance Officer (Principal Accounting Officer)	September 17, 2013
/s/ LAMBERTUS J.H. BECHT (Lambertus J.H. Becht)	Chairman of the Board of Directors	September 17, 2013
/s/ BRADLEY M. BLOOM (Bradley M. Bloom)	Director	September 17, 2013
/s/ OLIVIER GOUDET (Olivier Goudet)	Director	September 17, 2013
/s/ PETER HARF (Peter Harf)	Director	September 17, 2013
/s/ JOACHIM FABER (Joachim Faber)	Director	September 17, 2013
/s/ M. STEVEN LANGMAN (M. Steven Langman)	Director	September 17, 2013
/s/ ERHARD SCHOEWEL (Erhard Schoewel)	Director	September 17, 2013
/s/ ROBERT SINGER (Robert Singer)	Director	September 17, 2013
/s/ JACK STAHL (Jack Stahl)	Director	September 17, 2013

COTY INC. & SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coty Inc. New York, New York

We have audited the accompanying consolidated balance sheets of Coty Inc. and its subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, redeemable common stock and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2013 (the “Consolidated Financial Statements”). Our audits also included the financial statement schedule listed in the Index to the financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
September 17, 2013

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended June 30
	2013	2012	2011
Net revenues	$4,649.1	$4,611.3	$4,086.1
Cost of sales	1,860.3	1,824.0	1,640.0

Gross profit	2,788.8	2,787.3	2,446.1
Selling, general and administrative expenses	2,283.7	2,299.4	2,034.2
Amortization expense	90.2	100.1	79.6
Restructuring costs	29.4	11.1	30.5
Acquisition-related costs	8.9	10.3	20.9
Asset impairment charges	1.5	575.9	—
Gain on sale of asset	(19.3)	—	—

Operating income (loss)	394.4	(209.5)	280.9

Interest expense-related party	—	—	5.9
Interest expense, net	76.5	89.6	85.6
Other (income) expense, net	(0.8)	32.0	4.4

Income (loss) before income taxes	318.7	(331.1)	185.0
Provision (benefit) for income taxes	116.8	(37.8)	95.1

Net income (loss)	201.9	(293.3)	89.9
Net income attributable to noncontrolling interests	15.7	13.7	12.5
Net income attributable to redeemable noncontrolling interests	18.2	17.4	15.7

Net income (loss) attributable to Coty Inc.	$168.0	$(324.4)	$61.7

Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.44	$(0.87)	$0.19
Diluted	0.42	(0.87)	0.18
Weighted-average common shares outstanding:
Basic	381.7	373.0	329.4
Diluted	396.4	373.0	339.1

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended June 30
	2013	2012	2011
Net income (loss)	$201.9	$(293.3)	$89.9
Other comprehensive income (loss):
Foreign currency translation adjustment	19.9	(119.8)	151.9
Change in fair value of derivative agreements—net of tax of $nil, $2.7 and $3.0 respectively	—	2.2	4.7
Pension and other post-employment benefits—net of tax of $(6.0), $16.1 and $(4.9) respectively	7.5	(30.3)	9.8

Total other comprehensive income (loss), net of tax	27.4	(147.9)	166.4

Comprehensive income (loss)	229.3	(441.2)	256.3

Comprehensive income attributable to noncontrolling interests:
Net income	15.7	13.7	12.5
Foreign currency translation adjustment	(0.2)	(0.5)	0.9

Total comprehensive income attributable to noncontrolling interests	15.5	13.2	13.4

Comprehensive income attributable to redeemable noncontrolling interests:
Net income	18.2	17.4	15.7
Foreign currency translation adjustment	(1.0)	—	0.7

Total comprehensive income attributable to redeemable noncontrolling interests	17.2	17.4	16.4

Comprehensive income (loss) attributable to Coty Inc.	$196.6	$(471.8)	$226.5

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Year Ended June 30
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$920.4	$609.4
Trade receivables—less allowances of $14.5 and $19.6, respectively	622.7	580.5
Inventories	608.2	648.3
Prepaid expenses and other current assets	191.2	220.3
Deferred income taxes	74.4	80.0

Total current assets	2,416.9	2,138.5
Property and equipment, net	500.7	465.8
Goodwill	1,543.2	1,490.5
Other intangible assets, net	1,956.6	2,033.9
Deferred income taxes	9.2	7.7
Other noncurrent assets	43.4	47.0

TOTAL ASSETS	$6,470.0	$6,183.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$711.7	$694.6
Accrued expenses and other current liabilities	671.1	982.0
Short-term debt and current portion of long-term debt	40.1	190.1
Income and other taxes payable	34.8	41.5
Deferred income taxes	5.5	4.8

Total current liabilities	1,463.2	1,913.0
Long-term debt	2,590.1	2,270.2
Pension and other post-employment benefits	241.3	245.9
Deferred income taxes	320.0	287.7
Other noncurrent liabilities	239.9	329.1

Total liabilities	4,854.5	5,045.9

COMMITMENTS AND CONTINGENCIES (Note 24)
REDEEMABLE COMMON STOCK	—	172.4
REDEEMABLE NONCONTROLLING INTERESTS	105.8	95.9

EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at June 30, 2013 and 2012	—	—
Class A common stock, $0.01 par value, 800.0 shares authorized, 73.6 shares issued and 73.2 outstanding at June 30, 2013; none authorized and outstanding at June 30, 2012	0.7	—
Class B common stock, $0.01 par value, 367.8 shares authorized, 310.6 shares issued and outstanding at June 30, 2013; none authorized and outstanding at June 30, 2012	3.1	—
Common stock, $0.01 par value; none authorized and outstanding at June 30, 2013, 800.0 shares authorized, 399.4 shares issued and 381.9 shares outstanding at June 30, 2012	—	4.0
Additional paid-in capital	1,943.9	1,496.2
Accumulated deficit	(329.0)	(390.3)
Accumulated other comprehensive loss	(118.6)	(147.2)
Treasury stock—at cost, shares: 0.4 and 17.5 at June 30, 2013 and 2012, respectively	(6.1)	(105.5)

Total Coty Inc. stockholders’ equity	1,494.0	857.2
Noncontrolling interests	15.7	12.0

Total equity	1,509.7	869.2

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,470.0	$6,183.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY, REDEEMABLE COMMON STOCK
AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Redeemable Noncontrolling Interests
	Shares	Amount				Shares	Amount
BALANCE—July 1, 2010	306.2	$3.1	$814.3	$(87.0)	$(164.6)	26.0	$(146.1)	$419.7	$12.8	$432.5	$—	$85.7

Retirement of Class A treasury shares	(8.5)			(40.6)		(8.5)	40.6
Issuance of common stock	81.5	0.8	748.7					749.5		749.5
Issuance of common stock to employees	8.3		59.2					59.2		59.2
Reclassification of employee-held common stock to liability			(59.2)					(59.2)		(59.2)
Dividends ($0.10 per common share)			(35.7)					(35.7)		(35.7)
Net income				61.7				61.7	12.5	74.2		15.7
Other comprehensive income					164.8			164.8	0.9	165.7		0.7
Distribution to noncontrolling interests									(14.7)	(14.7)		(13.6)
Adjustment of redeemable noncontrolling interests to redemption value				1.9				1.9		1.9		(1.9)

BALANCE—June 30, 2011	387.5	3.9	1,529.2	(65.9)	0.2	17.5	(105.5)	1,361.9	11.5	1,373.4	—	86.6

Issuance of common stock	11.9	0.1	128.7					128.8		128.8	$—
Reclassification of common stock to liability			(128.7)					(128.7)		(128.7)
Reclassification of liability to redeemable common stock											156.4
Fair value adjustment of redeemable common stock			(16.0)					(16.0)		(16.0)	16.0
Acquisition of noncontrolling interest			(6.6)					(6.6)	(1.4)	(8.0)
Net (loss) income				(324.4)				(324.4)	13.7	(310.7)		17.4
Other comprehensive loss					(147.4)			(147.4)	(0.5)	(147.9)
Distribution to noncontrolling interests									(11.3)	(11.3)		(18.5)
Adjustment of redeemable noncontrolling interests to redemption value			(10.4)					(10.4)		(10.4)		10.4

BALANCE—June 30, 2012	399.4	4.0	1,496.2	(390.3)	(147.2)	17.5	(105.5)	857.2	12.0	869.2	172.4	95.9

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY, REDEEMABLE COMMON STOCK
AND REDEEMABLE NONCONTROLLING INTERESTS
(in millions)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Common Stock	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Common Stock	1.0						15.6					15.6		15.6
Reclassification of common stock to liability							(15.6)					(15.6)		(15.6)
Reclassification of liability to redeemable common stock							—					—		—	131.2
Fair value adjustment of redeemable common stock							(47.1)					(47.1)		(47.1)	47.1
Transfer of redeemable common stock to JAB							93.5					93.5		93.5	(93.5)
Purchase of redeemable common stock							2.5			0.2	(2.5)	—		—	(0.7)
Retirement of Treasury Stock	(17.6)	(0.2)						(106.7)		(17.6)	106.9	—		—
Conversion of Common Stock to Class A and Class B Common Stock	(382.8)	(3.8)	72.2	0.7	310.6	3.1						—		—
Reclassification of redeemable common stock to APIC							256.5					256.5		256.5	(256.5)
Reclassification of liability to APIC							188.9					188.9		188.9
Settlement of employee IPO restricted stock units			1.2	—			21.0					21.0		21.0
Purchase of Class A Common Stock										0.3	(5.0)	(5.0)		(5.0)
Exercise of employee stock options			0.2	—			1.2					1.2		1.2
Share-based compensation expense							2.2					2.2		2.2
Dividends ($0.15 per common share)							(57.8)					(57.8)		(57.8)
Net income								168.0				168.0	15.7	183.7		18.2
Other comprehensive income (loss)									28.6			28.6	(0.2)	28.4		(1.0)
Distribution to noncontrolling interests, net												(11.8)	(11.8)			(20.5)
Adjustment of redeemable noncontrolling interests to redemption value							(13.2)					(13.2)		(13.2)		13.2

BALANCE—June 30, 2013	—	—	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$—	$105.8

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended June 30
	2013	2012	2011
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$201.9	$(293.3)	$89.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259.6	246.0	213.4
Asset impairment charges	1.5	575.9	—
Deferred income taxes	29.9	(153.6)	(40.9)
Provision for bad debts	3.2	5.5	0.3
Provision for pension and other post-employment benefits	16.1	14.2	13.6
Share-based compensation	144.4	142.6	88.5
Gain on sale of asset	(19.3)	—	—
Other	(5.3)	18.8	16.3
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(36.7)	(42.9)	15.7
Inventories	48.8	(15.7)	(60.9)
Prepaid expenses and other assets	39.4	(25.6)	(46.1)
Accounts payable	2.4	63.6	54.7
Accrued expenses and other liabilities	(215.3)	23.3	(16.6)
Tax accruals	(6.7)	30.5	89.6

Net cash provided by operating activities	463.9	589.3	417.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(193.9)	(177.4)	(82.9)
Payments for business combinations, net of cash acquired	(31.0)	(129.1)	(2,140.5)
Payments for contingent consideration for business combinations	(30.0)	(30.0)	(30.0)
Proceeds from sale of long-lived assets	25.0	2.6	0.9

Net cash used in investing activities	(229.9)	(333.9)	(2,252.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	43.1	34.6	23.1
Repayments of short-term debt, original maturity more than three months	(55.5)	(23.6)	—
Net (repayments of) proceeds from short-term debt, original maturity less than three months	(10.7)	13.7	(6.2)
Proceeds from revolving loan facilities	1,148.5	1,554.5	1,314.9
Repayments of revolving loan facilities	(957.0)	(1,841.0)	(469.9)
Proceeds from issuance of term loans	1,250.0	1,250.0	800.0
Repayments of term loans	(1,250.0)	(1,150.0)	—
Dividend payment	(57.4)	—	(35.3)
Net proceeds from issuance of common stock	6.2	127.0	28.5
Payments for repurchase of common stock	(7.5)	—	—
Net proceeds (payments) from foreign currency contracts	1.5	(4.8)	1.0
Net payments of interest rate swaps	—	(4.0)	—
Acquisition of noncontrolling interest	—	(8.0)	—
Proceeds from noncontrolling interests	1.7	—	—
Distributions to noncontrolling interests	(13.5)	(11.3)	(14.7)
Distributions to redeemable noncontrolling interests	(20.5)	(18.5)	(13.6)
Payment of deferred financing fees	(9.9)	(16.3)	(9.0)
Repayment of related party debt—JAB BV	—	—	(465.0)
Proceeds from issuance of related party debt—DH BV	—	—	100.0
Repayment of related party debt—DH BV	—	—	(100.0)
Proceeds from sale of common stock	—	—	750.0

Net cash provided by (used in) financing activities	69.0	(97.7)	1,903.8

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8.0	(59.1)	54.5

NET INCREASE IN CASH AND CASH EQUIVALENTS	311.0	98.6	123.3
CASH AND CASH EQUIVALENTS—Beginning of year	609.4	510.8	387.5

CASH AND CASH EQUIVALENTS—End of year	$920.4	$609.4	$510.8

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$71.0	$76.4	$76.9
Cash paid during the year for income taxes	84.0	67.4	60.3
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$56.7	$44.6	$39.9

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

1. DESCRIPTION OF BUSINESS

Coty Inc. and subsidiaries (collectively, the “Company” or “Coty”) engage in the manufacturing, marketing and distribution of women’s and men’s fragrances, color cosmetics and skin & body care related products in numerous countries throughout the world.

The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2013” refer to the fiscal year ended June 30, 2013.

The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Accordingly, the Company’s financial performance, working capital requirements, cash flow and borrowings experience seasonal variability during the three to six months preceding this season.

On June 13, 2013, the Company completed an initial public offering (“IPO”) of its common stock in which the selling stockholders sold 57.1 shares of Class A common stock at a price of $17.50 per share. The Company received no proceeds from this transaction.

During fiscal 2011, the Company completed the acquisitions of TJOY Holdings Co., Ltd. (“TJoy”), Dr. Scheller Cosmetics AG and its subsidiaries (“Dr. Scheller”), OPI Products, Inc. (“OPI”) and Philosophy Acquisition Company, Inc. & Subsidiaries (“Philosophy”), which are further discussed in Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of the Company are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these financial statements contain all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The Company also consolidates majority-owned entities in the United Arab Emirates, Malaysia, Singapore, Hong Kong, China, Japan, South Korea, Thailand, Taiwan and Brazil where the Company has the ability to exercise controlling influence. Ownership interests of noncontrolling parties are presented as noncontrolling interests or redeemable noncontrolling interests, as applicable.

In fiscal 2013, the Company changed the presentation of the Consolidated Statement of Cash Flows to present the proceeds and repayments related to certain short-term borrowings on a gross basis. Amounts in the fiscal 2012 and fiscal 2011 Consolidated Statement of Cash Flows have been reclassified to conform with the current year presentation.

Related Parties

As of June 30, 2013, the Company is a majority-owned subsidiary of JAB Holdings II B.V. (“JAB”). Donata Holding SE (“DH SE”) and Parentes Holding SE (“Parentes”) indirectly control JAB and the shares of the Company held by JAB. Donata Holdings B.V. (“DH BV”) and JAB Holdings B.V. (“JAB BV”) are also controlled by DH SE and Parentes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share- based compensation, pension and other post-employment benefit costs, the fair value of our reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes, derivatives and redeemable noncontrolling interests when calculating the impact on EPS. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.

Cash Equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

Trade Receivables

Trade receivables are stated net of the allowance for doubtful accounts and cash discounts, which is based on the evaluation of the accounts receivable aging, specific exposures, and historical trends. The Company reviews its allowances by assessing factors such as an individual trade receivable aging and liquidity. Trade receivables are written off on a case-by-case basis, net of any amounts that may be collected.

Inventories

Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs. The Company classifies inventories into various categories based upon their stage in the product life cycle, future marketing sales plans and the disposition process.

The Company also records an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its estimated realizable value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation or amortization. The cost of renewals and betterments is capitalized and depreciated. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization are computed principally using the straight- line method over the following estimated useful lives:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Description	Estimated Useful Lives
Buildings	20–40 years
Marketing furniture and fixtures	2–4 years
Machinery and equipment	2–15 years
Computer equipment and software	2–5 years
Property and equipment under capital leases and leasehold improvements	Lesser of lease term or economic life

Goodwill and Other Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Indefinite-lived other intangible assets principally consist of trademarks. Goodwill is allocated and evaluated at the reporting unit level which is at, or one level below, the Company’s operating segments. The Company identifies its operating segments, which are also its reportable segments, by assessing whether the components of the Company’s reportable segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company has identified five reporting units. Color Cosmetics is considered an operating segment and a reporting unit and the Fragrances and Skin & Body Care operating segments each include two reporting units. The Company allocates goodwill to one or more reporting units that are expected to benefit from synergies of the business combination.

Goodwill and other intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of May 1 or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment testing for goodwill is performed in two steps: (i) the determination of possible impairment, based upon the fair value of a reporting unit as compared to its carrying value; and (ii) if there is a possible impairment indicated, this step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

The fair values of indefinite-lived other intangible assets are estimated and compared to their respective carrying values. The trademarks’ fair values are based upon the income approach, utilizing the relief from royalty or excess earnings methodology. An impairment loss is recognized when the estimated fair value of the intangible asset is less than its carrying value.

During fiscal 2012, the Company changed its annual impairment testing date for goodwill and indefinite-lived other intangible assets from January 1 to May 1. The Company considered the change in the annual impairment testing date to be preferable because it aligned the impairment testing date with: (i) the Company’s fiscal year-end and (ii) the Company’s business planning and forecasting process. During fiscal 2012, the Company performed impairment tests on January 1 and May 1.

This change was considered a change in accounting principle under GAAP. As such, the Company was required to report a change in accounting principle through retrospective application to all periods, unless it was impractical to do so. Due to the significant judgments and estimates that are utilized in goodwill and indefinite-lived other intangible assets impairment analyses, the Company determined it was impracticable to objectively determine projected cash flows and related valuation estimates as of each May 1 for periods prior to May 1, 2012. As such, the Company prospectively applied the change in the annual goodwill and indefinite-lived other intangible assets impairment testing date from May 1, 2012. The Company does not believe this change would have delayed, accelerated or avoided the impairment charges recorded in prior periods.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
License agreements	Lesser of agreement term or economic life
Customer relationships	5–20 years
Trademarks	5–20 years
Product formulations	3–7 years

Impairment of Long-Lived Assets

Long-lived assets, including tangible and intangible assets with finite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. The Company estimates fair value based on the best information available, brand profitability, other factors such as image, market share and business plans, making necessary estimates, judgments and projections. If the projected undiscounted cash flows are less than the carrying value, an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting future cash flows.

Deferred Financing Fees

The Company capitalizes costs related to the issuance of debt instruments, as applicable. Such costs are amortized over the contractual term of the related debt instrument in interest expense, net using the straight line method, which approximates the effective interest method, in the Consolidated Statements of Operations.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Interests held by partners in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the Consolidated Balance Sheets.

Noncontrolling interests, where the Company may be required to repurchase the noncontrolling interest at fair value under a put option or other contractual redemption requirement are reported in the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interests. The Company adjusts the redeemable noncontrolling interests to the redemption values on each balance sheet date with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital.

Revenue Recognition

Revenue is recognized when realized or realizable and earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3.7%, 3.5% and 3.6% of gross revenue after customer discounts and allowances for fiscal 2013, 2012 and 2011, respectively. Trade spending activities recorded as a

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

reduction to gross revenue after customer discounts and allowances represent 9.4%, 9.8% and 9.0% for fiscal 2013, 2012 and 2011, respectively.

Cost of Sales

Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes royalty expense associated with license agreements as discussed in Note 10. Additionally, shipping costs and depreciation and amortization expenses related to manufacturing equipment and facilities are included in Cost of sales in the Consolidated Statements of Operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.

Advertising and promotional costs are expensed as incurred and totaled $1,072.3, $1,085.8 and $974.7 in fiscal 2013, 2012 and 2011, respectively. Included in advertising and promotional costs are $65.2, $57.8, and $49.3 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2013, 2012 and 2011, respectively. Research and development costs are expensed as incurred and totaled $44.6, $40.3 and $36.7 in fiscal 2013, 2012 and 2011, respectively.

Share-Based Compensation

As of June 12, 2013, the effective date of the amendment and restatement of the share-based compensation plans, the Company’s share-based compensation plans are accounted for as equity plans, as the plans no longer allow for cash settlement or contain put features to sell shares back to the Company. Share-based compensation expense is now measured and fixed at the grant date, based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period.

Prior to June 12, 2013, the Company’s share-based compensation plans were accounted for as liability plans as they allowed for cash settlement or contained put features to sell shares back to the Company. Accordingly, share-based compensation expense was measured at the end of each reporting period based on the fair value of the award on each reporting date and was recognized as an expense to the extent vested until the award was settled. Once the holders had retained the risks and rewards of share ownership by holding the shares for a reasonable period of time after they were vested and issued, generally a period of six months from vesting and issuance, the liability was reclassified, in the Consolidated Balance Sheets, between liabilities and equity as Redeemable common stock at fair value. Subsequent changes in fair value of the shares classified as Redeemable common stock were recognized in Retained earnings or, in the absence of Retained earnings, in Additional paid-in capital.

Shares are available to be awarded for stock options, restricted shares and restricted stock units (“RSUs”). The fair value of stock options is determined using the Black-Scholes valuation model using the weighted-average assumptions discussed in Note 22. Following June 12, 2013, the fair value of restricted shares and RSUs is determined on the date of grant based on the Company’s stock price. Prior to June 12, 2013, the fair value of restricted shares and RSUs and common shares outstanding under liability plan accounting was based on the share value on the reporting date.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company accounts for income taxes under the asset and liability method. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities that are recognized for financial reporting purposes and the carrying amounts that are recognized for income tax purposes. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities, giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on currently available evidence.

The Company is subject to tax audits in various jurisdictions. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for unrecognized tax benefits (“UTBs”). The Company classifies interest and penalties related to UTBs as a component of the provision for income taxes.

For UTBs, the Company first determines whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to UTBs and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition and cash flows.

It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through June 30, 2013, and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2013. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.

Restructuring Costs

Charges incurred in connection with plans to restructure and integrate acquired businesses or in connection with cost-reduction initiatives that are initiated from time to time are included in Restructuring costs in the Consolidated Statements of Operations if such costs are directly associated with the exit or disposal activity or are associated with integrating an acquired business.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Payments made for contingent consideration recorded as part of an acquisition’s purchase price are reflected as financing activities in the Company’s Consolidated Statements of Cash Flows, if paid after 3 months of the acquisition date. If paid within 3 months of the acquisition date, these payments are reflected as investing activities in the Company’s Consolidated Statements of Cash Flows.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

For acquisitions completed subsequent to July 1, 2009 the Company remeasures the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. Contingent consideration payments that exceed the acquisition date fair value of the contingent consideration are reflected as an operating activity in the consolidated statements of cash flows.

Contingent consideration payments made for acquisitions completed prior to July 1, 2009 are recorded as increases in goodwill and are reflected in the consolidated statement of cash flows as investing activities.

Acquisition-related costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition are expensed as incurred. The Company includes the results of all acquisitions in its Consolidated Financial Statements from the date of acquisition.

Fair Value Measurements

The following fair value hierarchy is used in selecting inputs for those assets and liabilities measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The Company evaluates these inputs and recognizes transfers between levels, if any, at the end of each reporting period. The hierarchy consists of three levels:

Level 1—Valuation based on quoted market prices in active markets for identical assets or liabilities;

Level 2—Valuation based on inputs other than Level 1 inputs that are observable for the assets or liabilities either directly or indirectly;

Level 3—Valuation based on prices or valuation techniques that require inputs that are both significant to the fair value measurement and supported by little or no observable market activity.

The Company has not elected the fair value measurement option for any financial instruments or other assets not required to be measured at fair value on a recurring basis.

Derivative Instruments and Hedging Activities

The Company utilizes derivative instruments to manage certain foreign currency and interest rate exposures. The Company may also utilize derivative instruments to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Derivative financial instruments are recorded as either assets or liabilities on the balance sheet and are measured at fair value. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. For derivatives designated as hedging instruments, changes in the fair value are recorded in Accumulated other comprehensive income (loss) (“AOCI/(L)”). Gains and losses deferred in AOCI/(L) are then recognized in net income (loss) in a manner that matches the timing of the actual income or expense of such instruments with the hedged transaction or if it is determined that the derivatives are not highly effective or have ceased to be highly effective, and are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates.

Foreign Currency

Exchange gains or losses incurred on transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are primarily reflected in Cost of sales or operating expenses. Net gains (losses) of $0.1, $(1.9) and $15.9 in fiscal 2013, 2012

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

and 2011, respectively resulting from non-financing foreign exchange currency transactions are included in their associated expense type in Operating income in the Consolidated Statements of Operations.

Assets and liabilities of foreign operations are translated into United States dollars at the rates of exchange in effect at the end of the reporting period. Income and expense items are translated at the weighted-average exchange rates prevailing during each period presented. Translation gains or losses are reported as cumulative adjustments in AOCI/(L).

Net losses of $0.2, $39.7 and $12.4 in fiscal 2013, 2012 and 2011, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net and Other expense (income), net in the Consolidated Statements of Operations.

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“FASB ASU 2011-05”) to amend its authoritative guidance related to the presentation of comprehensive income, requiring entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the current income statement format, and the second statement would include components of other comprehensive income (“OCI”). The Company has adopted FASB ASU 2011-05 for the Company’s Consolidated Financial Statements for fiscal 2013 and has included Consolidated Statements of Comprehensive Income for all periods presented in these Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2011, the FASB enhanced its disclosure requirements regarding offsetting assets and liabilities as a joint effort with the International Accounting Standards Board. This amendment increases the comparability of the balance sheet prepared under GAAP and International Financial Reporting Standards (“IFRS”) by enhancing disclosures and providing converged disclosures about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between GAAP financial statements and IFRS financial statements. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2014 and is not expected to have a material impact on the Company’s Consolidated Financial Statements upon implementation.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose information about significant items reclassified, in their entirety, out of accumulated other comprehensive income (“AOCI”) either in the statement where net income is disclosed or in the notes to the financial statements. This guidance will be effective for the Company’s interim and annual Consolidated Financial Statements for fiscal 2014 and is not expected to have a material impact on the Company’s Consolidated Financial Statements upon implementation.

In March 2013, the FASB issued authoritative guidance that resolves the diversity in practice relating to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. In addition, the amendments in this guidance resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. This guidance will be effective for the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Company’s interim and annual Consolidated Financial Statements for fiscal 2015. There is no impact to the current financial statements and the Company will evaluate the impact upon the adoption of this guidance on its Consolidated Financial Statements.

In July 2013, the FASB issued authoritative guidance that resolves the diversity in practice relating to the presentation of unrecognized tax benefits when a net operating loss carryforward or similar tax loss or tax credit carryforward exists. The statement requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or similar tax loss or tax credit carryforward. This guidance which is effective for fiscal 2015, will not have an impact as the Company is currently presenting unrecognized tax benefits in this manner.

3. SEGMENT REPORTING

Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Following the appointment of the Company’s new Chief Executive Officer (“CEO”) in August 2012, the Company changed its CODM from the Executive Committee, which includes the CEO, Chief Financial Officer and other key members of management, to the CEO. The information provided to the Company’s CODM has not changed, and the CODM has not changed the way he assesses performance and allocates resources and therefore, the Company’s operating segments have not changed.

The Company has determined that its operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent the Company’s product groupings. In addition to reflecting the Company’s business model, these segments also reflect how the CODM reviews operating results when making decisions about resources to be allocated to the segments and when assessing their performance. Fragrances products include a variety of men’s and women’s products and include fashion designer, celebrity and lifestyle brands. Color Cosmetics products include nail, lip, eye and other facial color products. Skin & Body Care products include shower gels, deodorants, skin care and sun treatment products.

The Company evaluates segment performance based on several factors, including Operating income (loss). The Company uses Operating income (loss) as a measure of the segment performance as it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes a component of share-based compensation expense, restructuring costs and certain other expense items not attributable to ongoing operating activities of the segments.

Following June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation expense included in Corporate represents the difference between equity plan accounting using the grant date fair value which the Company uses to measure the performance of the Company’s segments and equity plan accounting using the June 12, 2013 fair value which the Company uses to measure share-based compensation in the Consolidated Financial Statements. Prior to June 12, 2013, the component of the share-based compensation expense included in Corporate represented the difference between share-based compensation expense accounted for under equity plan accounting based on grant date fair value which the Company used to measure the performance of the Company’s segments, and under liability plan accounting, which the Company used to measure the share-based compensation in the Consolidated Financial Statements.

With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 10.

SEGMENT DATA	Year Ended June 30
	2013	2012	2011
Net revenues:
Fragrances	$2,490.7	$2,452.8	$2,325.3
Color Cosmetics	1,468.5	1,430.6	1,143.2
Skin & Body Care	689.9	727.9	617.6

Total	$4,649.1	$4,611.3	$4,086.1

Depreciation and amortization:
Fragrances	$82.5	$82.5	$82.3
Color Cosmetics	81.2	79.3	60.8
Skin & Body Care	46.5	43.2	34.5
Corporate	49.4	41.0	35.8

Total	$259.6	$246.0	$213.4

Operating income (loss):
Fragrances	$369.7	$340.5	$286.9
Color Cosmetics	208.8	200.2	115.7
Skin & Body Care	(5.7)	(577.8)	30.2
Corporate	(178.4)	(172.4)	(151.9)

Total	$394.4	$(209.5)	$280.9

Reconciliation:
Operating income (loss)	$394.4	$(209.5)	$280.9
Interest expense—related party	—	—	5.9
Interest expense, net	76.5	89.6	85.6
Other (income), expense net	(0.8)	32.0	4.4

Income (loss) before income taxes	$318.7	$(331.1)	$185.0

GEOGRAPHIC DATA	Year Ended June 30
	2013	2012	2011
Net revenues:
Americas(a)	$1,914.8	$1,874.5	$1,521.9
EMEA(b)	2,188.9	2,218.0	2,129.0
Asia Pacific(c)	545.4	518.8	435.2

Total	$4,649.1	$4,611.3	$4,086.1

(a)	includes North & South America

(b)	includes Europe, Middle East and Africa

(c)	includes Asia and Australia

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30
	2013	2012	2011
Net revenues:
U.S	$1,537.4	$1,510.9	$1,190.3
Switzerland(a):
Travel Retail and Export	500.6	491.6	446.3
U.K	388.1	373.3	352.2
Netherlands	98.1	102.1	93.0
Domestic	36.3	38.3	33.7

Total Switzerland	1,023.1	1,005.3	925.2
Germany	442.2	442.7	423.8
All other	1,646.4	1,652.4	1,546.8

Total	$4,649.1	$4,611.3	$4,086.1

Long-lived assets:
U.S	$2,924.3	$2,926.8	$3,482.5
All other	1,076.2	1,063.4	1,203.3

Total	$4,000.5	$3,990.2	$4,685.8

(a)

The Company’s subsidiaries in Switzerland generate revenues from sales in the U.K., the Netherlands and domestic sales in Switzerland as well as the Travel Retail and Export business (which sells to a large number of travel outlets, including duty free shops, airlines and other tax-free zones in several countries), as specified separately in the table above.

For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant.

For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.

No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2013, 2012 or 2011 or are deemed significant.

Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below; no individual Skin & Body Care product category exceeded 5% of consolidated net revenues:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

PRODUCT CATEGORY	Year Ended June 30,
	2013	2012	2011
Fragrances:
Designer	35.8%	35.7%	36.7%
Lifestyle	10.8	11.2	12.4
Celebrity	7.0	6.3	7.8

Total	53.6%	53.2%	56.9%

Color Cosmetics:
Nail Care	16.1%	16.3%	12.5%
Other Color Cosmetics	15.5	14.7	15.5

Total	31.6%	31.0%	28.0%

Skin & Body Care	14.8%	15.8%	15.1%

Total	100.0%	100.0%	100.0%

4. BUSINESS COMBINATIONS

Acquisition of Licensing Rights

On October 29, 2012, the Company acquired licensing rights from a third party to distribute a celebrity’s existing fragrance portfolio and develop new fragrances. The transaction was accounted for as a business combination with a total consideration of $11.7, including a contingent consideration of $3.5. The total consideration was allocated to license agreement of $6.1, which is amortized over its estimated useful life of 9 years, goodwill of $7.4 (net of deferred tax adjustment of $1.2), and net other liabilities of $3.0. This goodwill is deductible for tax purposes and represents expected synergies associated with integrating the acquired business into the Company’s operations and is included in the Fragrances segment. The Company settled the contingent consideration with the third party for $1.1 subsequent to June 30, 2013.

During fiscal 2011, the Company completed four acquisitions which further enhanced its Color Cosmetics and Skin & Body Care segments.

Acquired entity	Date acquired	Purchase price	Segment
TJOY Holdings Co., Ltd. (“TJoy”)	January 14, 2011	$346.2	Skin & Body Care
Dr. Scheller Cosmetics AG (“Dr. Scheller”)	January 3, 2011	53.9	Color Cosmetics
OPI Products, Inc. (“OPI”)	December 20, 2010	948.8	Color Cosmetics
Philosophy Acquisition Company, Inc. (“Philosophy”)	December 17, 2010	929.7	Skin & Body Care

Acquisition of TJoy

On January 14, 2011, to extend its skin care business and provide a solid foothold in China, the Company acquired TJoy via a stock purchase, for consideration of $346.2 (excluding impact of foreign currency translation of Chinese RMB), paid between January 14, 2011 and May 24, 2013.

The total consideration of $346.2 was primarily allocated to finite-lived other intangible assets, including trademarks of $81.8, amortized over 8 years, and customer relationships and product formulations, of $52.4, amortized over three to 13 years, goodwill of $224.8 and other assets of $47.7, property and equipment of $19.1, and liabilities of $79.6. Goodwill is not deductible for tax purposes and is attributable to expected synergies resulting from research and development integration, leveraging the operations and distribution of the existing business and its assembled work force in this key geography. Goodwill has been allocated to the Skin & Body Care segment.

During fiscal 2011, the Company made a first payment of $208.1 for 60% of TJoy shares.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

During fiscal 2012, the Company paid $129.1 for 32% of TJoy shares and commenced arbitration proceedings to resolve claims between the seller of TJoy and the Company with respect to the final amounts due under the Share Purchase Agreement, which primarily included the remaining 8% of the TJoy shares and deferred brand growth liability, which relates to payments associated with sales growth targets for certain of the Company’s existing brands that are distributed through the TJoy subsidiary, as well as other costs for which the Company was seeking indemnification.

During fiscal 2013, the Company paid $18.2 for the remaining 8% of the TJoy shares and deferred brand growth liability and deposited $21.0 into escrow accounts, to be held until resolution of arbitration proceedings. The Company settled the arbitration and received $9.5 from the escrow accounts. The remaining $11.5 was paid to the seller, $6.7 of which represented additional transaction-related costs.

Acquisition–related costs associated with this acquisition of $6.7, $0.5, and $3.1 incurred during fiscal 2013, 2012, and 2011, respectively, are included in Acquisition-related cost, in the Consolidated Statements of Operations.

For fiscal 2011, Net revenues and Net losses included in the Company’s Consolidated Statements of Operations from the date of acquisition were $41.9 and $(8.0), respectively.

Acquisition of Dr. Scheller

On January 3, 2011, the Company acquired 100% of Dr. Scheller’s stock for $53.9 in cash. The total consideration was allocated to trademarks of $20.7, finite-lived other intangible assets, primarily customer relationships, of $5.4, which are amortized over their estimated useful lives of five to 10 years, other assets of $26.6, property and equipment of $6.6, goodwill of $33.8 and liabilities of $39.2. Goodwill is not deductible for tax purposes and is attributable to expected synergies resulting from integrating research and development, operations, distribution and marketing with the existing business. Goodwill has been allocated to the Color Cosmetics segment.

For fiscal 2011, Net revenues and Net income included in the Company’s Consolidated Statements of Operations from the date of acquisition were $59.9 and $3.2, respectively.

Transaction-related costs of $0.6 were expensed as incurred in connection with the acquisition and were included in Acquisition-related costs in the Consolidated Statements of Operations in fiscal 2011.

The Company initiated Acquisition Integration Program activities related to the Dr. Scheller acquisition in fiscal 2011 immediately after the purchase. See Note 5 for further information.

Acquisition of OPI

On December 20, 2010, the Company acquired 100% of the net assets of salon nail care specialist OPI for $948.8. The total consideration was allocated to trademarks of $660.0, finite-lived other intangible assets which primarily consists of customer relationships of $88.0 amortized over their estimated useful lives of three to 11 years, current assets of $65.7, property and equipment of $10.2, goodwill of $138.2, and liabilities of $13.3. Goodwill is not deductible for tax purposes and is attributable to expected synergies resulting from integration of procurement, as well as research and development, and leveraging the salon distribution channel with the existing business and its assembled work force. Goodwill has been allocated to the Color Cosmetics segment.

Transaction-related costs of $8.0 and integration costs of $0.1 were expensed as incurred and were included in Acquisition-related costs in the Consolidated Statements of Operations in fiscal 2011. The Company also terminated distribution agreements in connection with the acquisition, which resulted in $2.0 and $0.5 in termination fees recorded in Restructuring costs in the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Consolidated Statements of Operations in fiscal 2012 and 2011, respectively. For fiscal 2011, Net revenues and Net income included in the Company’s Consolidated Statements of Operations from the date of acquisition were $135.3 and $38.6, respectively. The Company recorded $7.8 in Cost of sales in fiscal 2011 for the fair value adjustment made to inventory as part of the purchase price allocation.

Acquisition of Philosophy

On December 17, 2010, the Company acquired 100% of Philosophy stock for $929.7. The total consideration was allocated to trademarks of $395.9, finite-lived other intangible assets of $173.7, primarily related to customer relationships, which are amortized over their estimated useful lives of three to 10 years, current assets of $67.8, property and equipment of $20.8, goodwill of $454.6, deferred tax liability of $145.7, and other liabilities of $37.4. The step up goodwill is not deductible for tax purposes and is attributable to expected synergies associated with integrating research and development capabilities, operations and distribution with the existing business. Goodwill was allocated 95.9% and 4.1% to the Skin & Body Care and Fragrance segments, respectively. As discussed in Note 10, during fiscal 2012, the Company recorded an impairment charge with respect to the Philosophy trademark.

Transaction-related costs of $7.5 and integration costs of $0.4 were expensed as incurred and were included in Acquisition-related costs in the Consolidated Statements of Operations in fiscal 2011. The Company terminated distribution agreements in connection with the acquisition, which resulted in $0.3 in termination fees and were included in Restructuring costs in the Consolidated Statements of Operations in fiscal 2011.

For fiscal 2011, Net revenues and Net income included in the Company’s Consolidated Statements of Operations from the date of acquisition were $102.6 and $13.5, respectively. The Company recorded $10.4 in Cost of sales in fiscal 2011 for the fair value adjustment made to inventory as part of the purchase price allocation.

Unaudited Pro Forma Information

The unaudited Consolidated Statements of Operations in the table below summarize the combined results of operations of the 2011 Acquisitions and the Company, on a pro forma basis, as though the companies had been combined on July 1, 2011. The pro forma Consolidated Statements of Operations are presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2011.

2011
Net revenues	$4,342.7
Operating income	377.9
Net income	147.0
Net income attributable to Coty Inc.	118.8
Earnings per share
Basic	$0.36
Diluted	0.35

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

5. RESTRUCTURING COSTS

Restructuring costs for fiscal 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Productivity Program	$25.3	$—	$—
Service Agreement Termination	3.8	—	—
Acquisition Integration Programs	0.1	3.8	18.5
2009 Cost Savings Program	0.2	7.3	12.0

	$29.4	$11.1	$30.5

Productivity Program

During the fourth quarter of fiscal 2013, the Company’s Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across the Company’s supply chain and optimization of selected administrative support functions.

The Company anticipates completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0. The aggregate restructuring charges recorded in Restructuring costs in the Consolidated Statements of Operations and in Corporate for the Productivity Program are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs	Total Costs
Charges recorded through June 30, 2013	$24.7	$0.5	$0.1	$25.3

(a)	Third-party contract terminations relate to fees incurred to terminate certain distribution agreements.

The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Integration Costs
Initial provision	$24.7	$0.5	$0.1	$25.3
Payments	(2.9)	(0.1)	—	(3.0)
Foreign currency translation	(0.1)	—	—	(0.1)

Balance—June 30, 2013	21.7	0.4	0.1	22.2

The Company currently estimates that the total remaining accrual of $22.2 will result in cash expenditures of approximately $17.2, $2.0 and $3.0 in fiscal 2014, 2015 and 2016, respectively.

Service Agreement Termination

During fiscal 2013, a third party fragrance company terminated a long-term service agreement in which the Company provided selected selling, distribution, and administrative services in return for a commission based fee, which comprised an insignificant portion of revenue. As a result of the service agreement termination, the Company eliminated several positions and reduced certain other support activities. Charges of $3.8 associated with this service agreement termination were recorded in Restructuring costs in the Consolidated Statement of Operations. The Company paid $0.1 in fiscal 2013 and expects to pay the remaining accrual of $3.7 primarily during fiscal 2014.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Acquisition Integration Programs

In connection with its 2011 Acquisitions, the Company initiated an Acquisition Integration Program in fiscal 2011. Actions and cash payments associated with the program were initiated immediately after each acquisition and were completed in fiscal 2012 and cash payments continued through fiscal 2013. Charges associated with the program were recorded in Restructuring costs in the Consolidated Statements of Operations and were included in Corporate (see Note 3). The aggregate restructuring costs for the program are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs	Total Integration Costs
2011	$8.2	$10.0	$0.3	$18.5
2012	0.4	3.5	(0.1)	3.8
2013	(0.1)	0.2	—	0.1

Charges recorded through June 30, 2013	$8.5	$13.7	$0.2	$22.4

(a)	Third-party contract terminations relate to fees incurred to terminate certain manufacturing and distribution agreements related to 2011 Acquisitions.

The related liability balance and activity for the restructuring charges are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Integration Costs
Balance—July 1, 2011	$8.3	$5.7	$0.1	$14.1
Restructuring charges	0.4	4.2	—	4.6
Changes in estimates	—	(0.7)	(0.1)	(0.8)
Payments	(8.3)	(6.6)	—	(14.9)
Foreign currency translation	(0.2)	(0.3)	—	(0.5)

Balance—June 30, 2012	0.2	2.3	—	2.5

Changes in estimates	(0.1)	0.2	—	0.1
Payments	(0.1)	(1.9)	—	(2.0)
Foreign currency translation	—	—	—	—

Balance—June 30, 2013	$—	$0.6	$—	$0.6

The Company currently estimates that the total remaining accrual of $0.6 will be utilized during fiscal 2014.

2009 Cost Savings Program

During fiscal 2009, the Company’s Board of Directors approved a multi-faceted cost savings program (the “Program”) designed to reduce ongoing costs and improve the Company’s operating profit margins. The Program included organizational headcount reductions, workforce realignments and outsourcing of certain North American manufacturing and distribution operations. The Program was completed in fiscal 2012 and cash payments continued through fiscal 2013. Charges associated with the Program were recorded in Restructuring costs in the Consolidated Statements of Operations and were included in Corporate (see Note 3). The aggregate restructuring costs for the Program are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Severance and Employee Benefits	Third-Party Contract Terminations(a)	Other Exit Costs(b)	Total Costs
2009	$35.3	$2.4	$1.4	$39.1
2010	26.5	1.6	2.5	30.6
2011	5.8	0.6	5.6	12.0
2012	6.4	0.5	0.4	7.3
2013	0.4	—	(0.2)	0.2

Charges recorded through June 30, 2013	$74.4	$5.1	$9.7	$89.2

(a)	Third party contract terminations include fees incurred to terminate certain North American manufacturing and distribution operations.

(b)	Other exit costs include legal, consulting, and relocation costs associated with the Program.

The related liability balance and activity for the restructuring charges are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Integration Costs
Balance—July 1, 2011	$12.3	$0.6	$0.3	$13.2
Restructuring charges	10.0	0.5	0.6	11.1
Changes in estimates	(3.6)	—	(0.2)	(3.8)
Payments	(9.3)	(0.2)	(0.8)	(10.3)
Foreign currency translation	(0.7)	(0.2)	0.2	(0.7)

Balance—June 30, 2012	8.7	0.7	0.1	9.5
Restructuring charges	0.5	—	—	0.5
Changes in estimates	(0.1)	—	(0.2)	(0.3)
Payments	(7.5)	(0.1)	—	(7.6)
Foreign currency translation	0.2	—	—	0.2

Balance—June 30, 2013	$1.8	$0.6	$(0.1)	$2.3

The estimates were reduced in fiscal 2013 and fiscal 2012 by $0.3 and $3.8, respectively, mainly due to lower than expected severance and employee benefit costs.

The Company currently estimates that the total remaining accrual of $2.3 will be utilized during fiscal 2014.

6. ACQUISITION-RELATED COSTS

Acquisition-related costs for fiscal 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Transaction-related costs	$8.9	$10.3	$18.4
Integration costs	—	—	2.5

	$8.9	$10.3	$20.9

Transaction-related costs—Transaction-related costs represent external costs directly related to acquiring a company, for both completed and/or contemplated acquisition offers and can include finder’s fees, legal, accounting, valuation and other professional or consulting fees. Transaction-related costs in fiscal 2013 primarily relate to additional charges of $6.7 resulting from the outcome of the arbitration proceeding associated with the TJoy acquisition as described in Note 4 and costs directly related to contemplated business combinations. Transaction-related costs in fiscal 2012

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

primarily represent costs incurred in connection with an acquisition opportunity that was withdrawn. Transaction-related costs in fiscal 2011 represent costs directly related to the 2011 Acquisitions.

Integration costs—Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting, system integration and other professional services related to the 2011 Acquisitions.

7. TRADE RECEIVABLES—FACTORING

The Company factors its trade receivables with unrelated third-party factoring companies on a non-recourse basis. Trade receivables factored throughout the year with the factoring companies amounted to $389.3 and $350.0 in fiscal 2013 and 2012, respectively. Remaining balances due from factors amounted to $17.6 and $11.4 as of June 30, 2013 and 2012, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $0.9, $1.4 and $1.0 in fiscal 2013, 2012 and 2011, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.

8. INVENTORIES

Inventories as of June 30, 2013 and 2012 are presented below:

	2013	2012
Raw materials	$184.4	$194.2
Work-in-process	35.6	44.3
Finished goods	388.2	409.8

Total inventories	$608.2	$648.3

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of June 30, 2013 and 2012 are presented below:

	2013	2012
Land, buildings and leasehold improvements	$230.9	$202.8
Machinery and equipment	491.8	475.0
Marketing furniture and fixtures	258.0	245.7
Computer equipment and software	300.3	259.4
Construction in progress	73.8	52.2

	1,354.8	1,235.1
Accumulated depreciation and amortization	(854.1)	(769.3)

Property and equipment, net	$500.7	$465.8

Depreciation and amortization expense of property and equipment totaled $169.4, $145.9 and $133.8 in fiscal 2013, 2012 and 2011, respectively, and is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

In fiscal 2013 and 2012, the Company recorded asset impairment charges in Corporate (see Note 3) of $1.5 and $2.9, respectively, primarily relating to the disposal of various manufacturing facilities.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The Company performed annual impairment testing of goodwill as of May 1, 2013 and determined that goodwill associated with the reporting units was not impaired. During fiscal 2012 the Company changed the annual impairment testing date for goodwill from January 1 to May 1. The Company also performed impairment tests during fiscal 2012 as certain triggering events occurred.

Due to lower than expected actual net revenues of the Philosophy business, lower than expected actual and projected future cash flows and a delay in anticipated cost savings due to a re-prioritization of cost savings projects across all reporting segments, the Company performed an impairment test as of June 30, 2012. The Company determined the fair value of the reporting unit using the income approach utilizing discounted cash flows, projecting future cash flows for the reporting unit, including a range of growth rates of 1.2% to 7.7%, terminal growth rate of 3.0%, a range of profitability rates of 11.0% to 18.5% and a discount rate of 10.0%. As a result, the Company performed the second step of the goodwill impairment test to calculate the implied fair value of goodwill by allocating the calculated fair value to the assets and liabilities (other than goodwill) of the Prestige—Skin & Body Care reporting unit. The Company recorded a pre-tax non-cash impairment at the Prestige—Skin & Body Care reporting unit, of the Skin & Body Care segment, of $384.4 in Asset impairment charges in the Consolidated Statements of Operations, reducing goodwill at this reporting unit from $437.1 to $52.7.

The Company believes the assumptions used in calculating the estimated fair value of the reporting units are reasonable and attainable. However, the Company can provide no assurances that it will achieve such projected results. Further, the Company can provide no assurances that it will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in its interest rates. Recognition of additional impairment of a significant portion of the Company’s goodwill would negatively affect the Company’s reported results of operations and total capitalization.

There were no goodwill impairment charges recorded during fiscal 2011.

Other Intangible Assets

The Company performed annual impairment testing of its indefinite-lived other intangible assets as of May 1, 2013 and determined that the assets were not impaired. During fiscal 2012 the Company changed the annual impairment testing date for indefinite-lived intangible assets from January 1 to May 1. The Company also performed impairment tests during fiscal 2012 as certain triggering events occurred.

During fiscal 2012, the Company recorded a total pre-tax non-cash impairment charge of $188.6 in Asset impairment charges in the Consolidated Statements of Operations to reduce the carrying value of the TJoy and Philosophy trademarks as discussed in more detail below.

During fiscal 2012, an impairment charge of $58.0 was recorded with respect to the TJoy trademark due to lower than expected base revenues, lower anticipated net revenues for TJoy branded products attributable to the earlier than expected departure of certain key employees, and the related transition to new leadership during the third quarter of fiscal 2012. Subsequent to the impairment of the TJoy trademark, the Company revised its assessment of the estimated useful life of the TJoy trademark and began amortizing the trademark over eight years which is based on the estimated remaining life of the customer relationships. The Company believes that sales through existing customer relationships are the main drivers for the value of the TJoy brand.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

During fiscal 2012, an impairment charge of $130.6 was recorded with respect to the Philosophy trademarks. The impairment charge was primarily the result of lower than projected current and projected net revenues, primarily caused by a more modest contribution from new product launches in fiscal 2012, a delay in anticipated international expansion due to product registration requirements in certain countries and a reduction in projected net revenues from existing and new distribution channels, compounded by the adverse impact of foreign currency fluctuations. The Company has and will continue to invest in the improvement of the development pipeline of anticipated new products under these brands and accelerate the international expansion where feasible. Therefore, the Company anticipates that the Philosophy trademarks will continue to provide value for an indefinite period of time. The Company determined the fair value of trademarks using the income approach, utilizing the relief from royalty or excess earnings methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. As of June 30, 2012, the Company determined the fair value using discounted cash flows utilizing a range of growth rates of 1.3% to 11.2%, terminal growth rate of 3.0%, a range of royalty rates of 2.5% to 10.0% and a discount rate of 11.0%.

There were no impairment charges associated with indefinite–lived intangibles recorded during fiscal 2011.

Goodwill and Other intangible assets, net as of June 30, 2013 and 2012 are presented below:

	2013	2012
Goodwill	$1,543.2	$1,490.5

Other intangible assets, net
Indefinite-lived other intangible assets	$1,171.9	$1,169.6
Finite-lived other intangible assets, net	784.7	864.3

Total Other intangible assets, net	$1,956.6	$2,033.9

The changes in the carrying amount of goodwill are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Goodwill—July 1, 2011	$660.8	$540.1	$676.2	$1,877.1
Acquisition contingent payment(a)	30.0	—	—	30.0
Impairments	—	—	(384.4)	(384.4)
Foreign currency translation	(21.8)	(12.8)	2.4	(32.2)

Goodwill—June 30, 2012	669.0	527.3	294.2	1,490.5
Acquisition contingent payment(a)	30.0	—	—	30.0
Acquisition(b)	7.4	—	—	7.4
Foreign currency translation	4.6	2.5	8.2	15.3

Goodwill—June 30, 2013(c)	$711.0	$529.8	$302.4	$1,543.2

(a)

Pursuant to the Company’s fiscal 2006 acquisition of Unilever Cosmetics International, the Company is contractually obligated to make future annual contingent purchase price consideration payments for a ten-year period following the acquisition to the seller. Payments are based on contractually agreed upon sales targets and can range up to $30.0 per year. The Company paid $30.0 during each fiscal 2013 and 2012 for such contingent payments.

(b)	Relates to the acquisition of licensing rights to distribute a celebrity’s existing fragrance portfolio and develop new fragrances, as described in Note 4.

(c)	Includes accumulated impairment of $384.4 related to the Skin & Body Care segment as of June 30, 2013 and 2012.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Balance—July 1, 2011	$34.1	$888.7	$479.4	$1,402.2
Reclassification to finite-lived other intangible assets	—	—	(27.4)	(27.4)
Foreign currency translation	(4.3)	(5.0)	1.9	(7.4)

Indefinite-lived other intangible assets	29.8	883.7	453.9	1,367.4
Accumulated impairments(a)	—	(9.2)	(188.6)	(197.8)

Balance—June 30, 2012	29.8	874.5	265.3	1,169.6

Foreign currency translation	1.0	1.3	—	2.3

Indefinite-lived other intangible assets	30.8	885.0	453.9	1,369.7
Accumulated impairments	—	(9.2)	(188.6)	(197.8)

Balance—June 30, 2013	$30.8	$875.8	$265.3	$1,171.9

(a)	Impairment charges of $188.6 were recorded in fiscal 2012 as discussed above. Impairment of $9.2 was recorded prior to June 30, 2011.

Intangible assets subject to amortization are presented below:

	Cost	Amortization Accumulated	Net
June 30, 2012
License agreements	$820.2	$(415.2)	$405.0
Customer relationships	538.8	(128.6)	410.2
Trademarks	144.8	(106.9)	37.9
Product formulations	31.5	(20.3)	11.2

Total	$1,535.3	$(671.0)	$864.3

June 30, 2013
License agreements	$827.0	$(451.6)	$375.4
Customer relationships	543.3	(173.1)	370.2
Trademarks	145.9	(112.5)	33.4
Product formulations	31.8	(26.1)	5.7

Total	$1,548.0	$(763.3)	$784.7

The changes in the carrying amounts of intangible assets subject to amortization are presented below:

	2013	2012
Finite-lived other intangible assets—July 1	$864.3	$952.7
Transfers from indefinite-lived other intangible assets	—	27.4
Additions(a)	8.8	1.2
Disposals(b)	(5.7)	—
Amortization	(90.2)	(93.2)
Foreign currency translation	7.5	(23.8)

Finite-lived other intangible assets—June 30	$784.7	$864.3

(a)	Includes acquisition of licensing rights in fiscal 2013 to distribute a celebrity’s existing fragrance portfolio and develop new fragrances, as described in Note 4.

(b)	Relates to the termination of one license by mutual agreement with the original licensor.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	11.7 years
Customer relationships	9.2 years
Trademarks	6.5 years
Product formulations	2.7 years

As of June 30, 2013, the remaining weighted-average life of all intangible assets subject to amortization is 10.3 years.

Amortization expense totaled $90.2, $93.2 and $79.6 in fiscal 2013, 2012 and 2011, respectively. The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2014	$87.2
2015	82.8
2016	81.3
2017	80.6
2018	80.0

License Agreements

The Company records license agreement assets for licenses acquired in transactions accounted for as business combinations. These license agreements provide the Company with the exclusive right to manufacture and market on a worldwide and/or regional basis certain of the Company’s products which comprise a significant portion of the Company’s revenues. License agreements run for various periods ranging from 3 to 29 years. Licenses agreements have varying renewal options which range from 5 to 10-year terms. Certain licenses provide for automatic extensions, as long as minimum annual royalty payments are made while renewal of other licenses is contingent upon attaining specified sales levels. Based on the current sales and the time until renewal, management cannot determine whether specified sales levels will be attained, which will permit extensions.

During fiscal 2013, the Company acquired one new license agreement asset with rights to manufacture and distribute fragrance products under certain trademarks. During fiscal 2013, the Company received $25.0 related to the termination of one of its licenses by mutual agreement with the original licensor. The license had a net book value of $5.7 and, therefore, the Company recorded a gain of $19.3 in the Consolidated Statements of Operations, which was included in “Corporate” in the Segment Reporting note.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2013 and 2012 are presented below:

	2013	2012
Customer returns, discounts, allowances and bonuses	$199.0	$185.2
Advertising, marketing and licensing	198.2	204.3
Other compensation and related benefits	119.4	166.0
VAT, sales and other non-income taxes	38.6	26.3
Payroll and payroll related taxes	24.5	19.2
Restructuring costs	23.8	11.6
Rent	7.0	7.2
Interest	3.6	3.5
Employee and director owned equity instruments	—	99.6
Share-based compensation	—	148.3
TJoy acquisition-related liability	—	38.8
Other	57.0	72.0

Total accrued expenses and other current liabilities	$671.1	$982.0

12. DEBT

	2013	2012
Short-term debt	$35.1	$56.7
Coty Inc. Credit Facility due April 2018
Term Loan	1,250.0	1,250.0
Revolving Loan Facility	845.0	653.5
Senior Notes
5.12% Series A notes due June 2017	100.0	100.0
5.67% Series B notes due June 2020	225.0	225.0
5.82% Series C notes due June 2022	175.0	175.0
Capital lease obligations	0.1	0.1

Total debt	2,630.2	2,460.3
Less: Short-term debt and current portion of long-term debt	(40.1)	(190.1)

Total Long-term debt	$2,590.1	$2,270.2

Short-Term Debt

The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $162.7 and $178.0, of which $35.1 and $56.7 were outstanding at June 30, 2013 and 2012, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.9 % and 9.5 % and 0.7% and 9.3% as of June 30, 2013 and 2012. The weighted-average interest rate on short-term debt outstanding was 6.8% and 6.6% as of June 30, 2013 and 2012, respectively. In addition, the Company had undrawn letters of credit of $3.3 and $3.0 as of June 30, 2013 and 2012, respectively.

Long-Term Debt

On April 2, 2013, the Company refinanced its then-existing credit facility, entering into the current credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and Bank Of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

America, N.A., BNP Paribas, Crèdit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The new credit agreement (the “2013 Credit Agreement”) expires on April 2, 2018 and provides (i) a term loan of $1,250.0 (the “2013 Term Loan”) and (ii) a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”), which includes up to $80.0 in swingline loans under the 2013 Revolving Loan Facility. Rates of interest on amounts borrowed under the 2013 Credit Agreement are based on the London Interbank Offer Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2013 Credit Agreement may range from 0.0% to 1.5% based on the Company’s consolidated leverage ratio, as defined in the 2013 Credit Agreement. In addition to interest on amounts borrowed under the 2013 Credit Agreement, the Company will pay a quarterly commitment fee, as defined in the 2013 Credit Agreement, on the 2013 Revolving Loan Facility that can range from 0.15% to 0.225% based on the Company’s consolidated leverage ratio, as defined in the 2013 Credit Agreement. Quarterly repayments of the 2013 Term Loan will commence on July 1, 2015 and will total 10% in fiscal 2016, 20% in fiscal 2017 and 70% in fiscal 2018. The 2013 Revolving Loan Facility is payable in full in fiscal 2018, while the swingline loan is payable within 15 days of borrowing. The Company used the proceeds from the 2013 Credit Agreement to repay amounts outstanding under the 2011 Credit Agreement described below and for general corporate purposes. In April 2013, the Company wrote off $2.6 of deferred financing fees associated with the refinancing, which was included in interest expense, net in the Consolidated Statements of Operations for fiscal 2013. As of June 30, 2013, the Company had $405.0 available for borrowings.

On August 22, 2011, the Company refinanced its then-existing credit facility, entering into a credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A. and Wells Fargo Bank, N.A. as co-syndication agents (the “2011 Credit Agreement”). By its terms, the 2011 Credit Agreement would have expired on August 22, 2015. The 2011 Credit Agreement provided a term loan of $1,250.0 (the “2011 Term Loan”) and a revolving loan facility of $1,250.0 (the “2011 Revolving Loan Facility”). Rates of interest on amounts borrowed under the 2011 Credit Agreement were based on either LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the Company’s consolidated leverage ratio or, if applicable, the Company’s credit rating by Moody’s or S&P. Applicable spreads on the borrowings under the 2011 Credit Agreement could have ranged from 0.05% to 2.5%. In addition to interest on amounts borrowed under the 2011 Credit Agreement, The Company paid a quarterly commitment fee, as defined in the 2011 Credit Agreement, on the 2011 Revolving Loan Facility that could have ranged from 0.2% to 0.4%. In August 2011, The Company wrote off $1.4 of deferred financing fees associated with the refinancing, which was included in interest expense, net in the Consolidated Statements of Operations for fiscal 2012.

Interest is payable quarterly or on the last day of the interest period applicable to the borrowings under the 2013 Credit Agreement. The weighted-average interest rate on the 2013 Term Loan in fiscal 2013 was approximately 1.6%. The weighted-average interest rate on the 2013 Revolving Loan Facility in fiscal 2013 was approximately 1.4%.The weighted-average interest rate on the 2011 Term Loan was approximately 2.0% for the period in fiscal 2013 before the refinancing of the 2011 Credit Agreement and approximately 2.1% and 2.0% in fiscal 2012 and 2011, respectively. The weighted-average interest rate on the 2011 Revolving Loan Facility was approximately 1.7% for the period in fiscal 2013 before the refinancing and approximately 1.7% and 1.1% in fiscal 2012 and 2011, respectively.

On June 16, 2010, The Company issued $500.0 of Senior Secured Notes (the “Senior Notes”) in three series in a private placement transaction pursuant to a Note Purchase Agreement (the “NPA”): (i) $100.0 in aggregate principal amount of 5.12% Series A Senior Secured Notes due June

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

16, 2017, (ii) $225.0 in aggregate principal amount of 5.67% Series B Senior Secured Notes due June 16, 2020 and (iii) $175.0 in aggregate principal amount of 5.82% Series C Senior Secured Notes due June 16, 2022. Interest payments are payable semi-annually in December and June. In connection with the refinancing of the credit facility in August 2011, the liens that secured the Senior Notes were released as provided in the NPA.

As of June 30, 2013, the Company is required to comply with certain covenants contained within the 2013 Credit Agreement and the NPA (“Agreements”). These covenants contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Agreements include, among others, nonpayment of principal or interest, covenant defaults, material breaches or representations and warranties, bankruptcy and insolvency events and certain cross defaults. In addition, a change of control is a default under the 2013 Credit Agreement and requires a prepayment offer under the NPA. Financial covenants in the Agreements require the Company to maintain, at the end of each fiscal quarter, a consolidated leverage ratio of consolidated total debt to consolidated EBITDA, as defined in the Agreements, equal to or less than 3.5 to 1.0 for the previous 12-month period, and a consolidated interest coverage ratio, as these terms are defined in the 2013 Credit Agreement, equal to or greater than 3.0 to 1.0 for the previous 12-month period, except that the 2013 Credit Agreement permits us to maintain a consolidated leverage ratio equal to or less than 4.0 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement.

The Company is in compliance with all Credit Agreement and NPA financial covenants as of June 30, 2013.

Repayment Schedule

Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2013, are presented below:

Fiscal Year Ending June 30
2014	$5.0
2015	—
2016	125.0
2017	350.0
2018	1,715.0
Thereafter	400.0

Total	$2,595.0

13. LEASE COMMITMENTS

The Company has various buildings and equipment under leasing arrangements. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between one and five years. Certain lease agreements have escalation clauses, which have been

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of June 30, 2013 are presented below:

Fiscal Year Ending June 30
2014	$62.6
2015	59.4
2016	38.0
2017	30.9
2018	30.6
Thereafter	236.9

458.4
Less: sublease income	(15.8)

Total minimum payments required	$442.6

Rent expense relating to operating leases for fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Rent expense	$89.7	$86.1	$78.9
Less: sublease income	(1.2)	(1.4)	(1.2)

Total	$88.5	$84.7	$77.7

In fiscal 2012, the Company incurred $12.4 of costs in connection with the consolidation of real estate in New York, primarily consisting of $6.1 of accelerated depreciation and $5.0 of lease loss expenses. These costs were included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Corporate (see Note 3). There were no significant expenses associated with accelerated depreciation or lease loss during fiscal 2013 or 2011.

14. INCOME TAXES

Income (loss) from operations before income taxes for fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
United States	$(53.5)	$(616.6)	$(174.8)
Foreign	372.2	285.5	359.8

Total	$318.7	$(331.1)	$185.0

The components of the Company’s total provision (benefit) for income taxes during fiscal 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$(26.5)	$24.7	$47.1
State and local	2.8	3.3	2.1
Foreign	110.6	87.8	86.8

Total	86.9	115.8	136.0

Deferred:
Federal	8.3	(104.0)	(33.6)
State and local	2.6	(27.8)	(0.8)
Foreign	19.0	(21.8)	(6.5)

Total	29.9	(153.6)	(40.9)

Provision (benefit) for income taxes	$116.8	$(37.8)	$95.1

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Income (loss) before income taxes	$318.7	$(331.1)	$185.0

Provision (benefit) for income taxes at statutory rate	$111.6	$(115.9)	$64.8
State and local taxes—net of federal benefit	3.5	(15.9)	0.7
Foreign tax differentials	(44.2)	(51.9)	(67.3)
Change in valuation allowances	18.2	3.8	(0.3)
Change in unrecognized tax benefit	4.8	36.2	60.8
Repatriated earnings	—	—	14.0
Asset impairment charges	—	80.1	—
Share-based compensation	16.0	27.9	12.4
Permanent differences—net	7.2	(2.5)	6.9
Other	(0.3)	0.4	3.1

Provision (benefit) for income taxes	$116.8	$(37.8)	$95.1

Effective income tax rate	36.6%	11.4%	51.4%

Significant components of Deferred income tax assets and liabilities as of June 30, 2013 and 2012 are presented below:

	2013	2012
Deferred income tax assets:
Inventories	$13.6	$15.7
Accruals and allowances	82.4	68.7
Sales returns	19.4	24.2
Share-based compensation	37.2	46.2
Employee benefits	43.7	56.5
Net operating loss carry forwards and tax credits	118.9	88.9
Other	38.3	45.8
Less: valuation allowances	(61.5)	(47.1)

Net deferred income tax assets	292.0	298.9

Deferred income tax liabilities:
Intangible assets	423.4	410.3
Licensing rights	84.6	73.3
Other	25.9	20.1

Deferred income tax liabilities	533.9	503.7

Net deferred income tax liabilities	$(241.9)	$(204.8)

The expirations of tax loss carry forwards, amounting to $265.4 as of June 30, 2013, in each of the fiscal years ending June 30 are presented below:

Fiscal Year Ending June 30	United States	Western Europe	Rest of World	Total
2014	$—	$—	$17.6	$17.6
2015	—	—	13.7	13.7
2016	—	—	1.6	1.6
2017	—	—	38.3	38.3
2018 and thereafter	100.5	18.2	75.5	194.2

Total	$100.5	$18.2	$146.7	$265.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The total valuation allowances recorded are $61.5 and $47.1 as of June 30, 2013 and 2012, respectively. In fiscal 2013, the change in the valuation allowance was due primarily to an increase in valuation allowance for net operating losses.

A reconciliation of the beginning and ending amount of UTBs is presented below:

	2013	2012	2011
UTBs—July 1	$326.5	$308.6	$250.1
Additions based on tax positions related to the current year	36.8	38.3	72.7
Additions for tax positions from acquisitions	—	—	4.7
Additions for tax positions of prior years	5.0	6.3	—
Reductions for tax positions of prior years	—	(6.8)	—
Settlements	(27.9)	(0.7)	(23.4)
Lapses in statutes of limitations	(13.8)	(8.5)	(8.1)
Foreign currency translation	4.8	(10.7)	12.6

UTBs—June 30	$331.4	$326.5	$308.6

As of June 30, 2013, the Company had $331.4 of UTBs of which $302.1 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2013 and 2012, the liability associated with UTBs, including accrued interest and penalties, is $189.6 and $188.8, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.

During fiscal 2013, 2012 and 2011, the Company accrued total interest of $1.1, $5.3 and $3.5, respectively, and penalty benefit of $0.9, $0.8 and $0.8, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2013 and 2012 is $25.7 and $25.8, respectively.

The Company is present in over 35 tax jurisdictions, and any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2013, the Company recognized a tax benefit of $28.8 associated with the effective settlement of certain positions related to the federal tax audit for the period 2004 to 2010 and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2004 and forward.

On the basis of information available at June 30, 2013, it is reasonably possible that a decrease of up to $14.3 in UTBs related to U.S. and foreign exposures may occur within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.

It is the Company’s intention to permanently reinvest undistributed earnings and income from the Company’s foreign operations that have been generated through June 30, 2013. Accordingly, no provision has been made for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as of June 30, 2013. The balance of cumulative undistributed earnings of non-U.S. subsidiaries was $1,535.0 as of June 30, 2013. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

15. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities as of June 30, 2013 and 2012 are presented below:

	2013	2012
Noncurrent income tax liabilities	$184.7	$184.1
Rent	29.4	19.7
Deferred income	11.0	9.6
Restructuring	5.0	0.5
Unfavorable lease contracts	4.1	7.1
Share-based compensation	—	106.9
Other	5.7	1.2

Total noncurrent liabilities	$239.9	$329.1

16. INTEREST EXPENSE, NET AND OTHER (INCOME) EXPENSE, NET

Interest expense, net for fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Interest expense	$77.2	$81.8	$69.8
Derivative (gains) losses—foreign exchange contracts	(0.9)	6.5	(18.1)
Derivative losses—interest rate swap contract	—	4.9	8.2
Deferred financing fees write-off	2.6	1.4	—
Foreign exchange transaction losses (gains)	0.9	(5.6)	23.4
Accretion of acquisition-related liability	0.6	7.0	5.6
Interest income	(3.9)	(6.4)	(3.3)

Total interest expense, net	$76.5	$89.6	$85.6

Other (income) expense, net for fiscal 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Derivative losses—foreign exchange contracts	$—	$33.6	$3.8
Foreign exchange transaction losses (gains)	—	1.9	(0.2)
Miscellaneous (income) expense	(0.8)	(3.5)	0.8

Total other (income) expense, net	$(0.8)	$32.0	$4.4

17. EMPLOYEE BENEFIT PLANS

Savings and Retirement Plans—The Company’s Savings and Retirement Plans include a U.S. defined contribution plan for employees primarily in the U.S. and international savings plans for employees in certain other countries. In the U.S., hourly and salary based employees are eligible to participate in the plan after 90 days of service and the Company matches 100% of employee contributions up to 6.0% of employee compensation. In addition, the Company makes contributions to the plan on behalf of employees determined by their age and compensation. During fiscal 2012, the Company merged the OPI and Philosophy defined contribution plans with the U.S. defined contribution plan.

During fiscal 2013, 2012 and 2011, the defined contribution expense for the U.S. defined contribution plan was $15.0, $13.3 and $11.6, respectively, and the defined contribution expense for the international savings plans was $6.4, $3.8 and $3.1, respectively.

Pension Plans—The Company sponsors contributory and noncontributory defined benefit pension plans covering certain U.S. and international employees primarily in Austria, France,

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Germany, the Netherlands, Spain and Switzerland. Participants in the U.S. defined benefit pension plan no longer accrue benefits. The Company measures defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end. The Company’s defined benefit pension plans are funded primarily through contributions from the Company after consideration of recommendations from the pension plans’ independent actuaries and are funded at levels sufficient to comply with local requirements. During fiscal 2012, the Company merged the Dr. Scheller defined benefit pension plan with the defined benefit pension plan at the Company’s subsidiary in Germany.

Other Post-Employment Benefit Plans—The Company provides certain post-employment health and life insurance benefits for certain employees and spouses principally in the U.S. and Canada if certain age and service requirements are met. Estimated benefits to be paid by the Company are expensed over the service period of each employee based on calculations performed by an independent actuary. In addition, the Company has a supplemental retirement plan and a termination benefit plan for selected salaried employees.

The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation—July 1	$76.0	$67.5	$148.0	$134.8	$90.1	$71.9
Service cost	—	—	4.5	3.6	2.8	3.2
Interest cost	3.3	3.6	5.6	6.5	3.6	4.2
Plan participants’ contributions	—	—	1.7	1.2	—	—
Benefits paid	(4.2)	(4.7)	(7.0)	(8.0)	(1.7)	(2.7)
Premiums paid	—	—	(1.0)	(0.8)	—	—
Acquisition and transfer	—	—	1.7	3.1	—	—
Actuarial (gain) loss	(2.3)	9.6	9.2	28.6	(17.2)	9.2
Effect of exchange rates	—	—	5.1	(20.0)	—	(0.6)
Other	—	—	(1.2)	(1.0)	0.1	4.9

Benefit obligation—June 30	$72.8	$76.0	$166.6	$148.0	$77.7	$90.1

Change in plan assets
Fair value of plan assets—July 1	$34.8	$35.0	$25.5	$23.2	$—	$—
Actual return on plan assets	2.7	—	0.8	2.4	—	—
Employer contributions	3.6	4.5	9.5	8.8	1.7	2.7
Plan participants’ contributions	—	—	1.7	1.2	—	—
Benefits paid	(4.2)	(4.7)	(7.0)	(8.0)	(1.7)	(2.7)
Premiums paid	—	—	(1.0)	(0.8)	—	—
Acquisition and transfer	—	—	1.7	3.1	—	—
Effect of exchange rates	—	—	0.6	(3.5)	—	—
Other	—	—	(1.2)	(0.9)	—	—

Fair value of plan assets—June 30	36.9	34.8	30.6	25.5	—	—

Funded status—June 30	$(35.9)	$(41.2)	$(136.0)	$(122.5)	$(77.7)	$(90.1)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2013 and 2012, are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2013	2012	2013	2012	2013	2012
Noncurrent assets	$—	$—	$0.1	$—	$—	$—
Current liabilities	(1.5)	(1.5)	(5.1)	(4.5)	(1.8)	(1.9)
Noncurrent liabilities	(34.4)	(39.7)	(131.0)	(118.0)	(75.9)	(88.2)

Funded Status	(35.9)	(41.2)	(136.0)	(122.5)	(77.7)	(90.1)

AOC(L)/I	(11.3)	(16.9)	(37.6)	(28.5)	5.7	(11.3)

Net amount recognized	$(47.2)	$(58.1)	$(173.6)	$(151.0)	$(72.0)	$(101.4)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $72.8 and $76.0 as of June 30, 2013 and 2012, respectively. The accumulated benefit obligation for international defined benefit pension plans was $160.4 and $141.2 as of June 30, 2013 and 2012, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2013	2012	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$72.8	$76.0	$164.2	$144.6	$72.8	$76.0	$164.5	$148.0
Accumulated benefit obligation	72.8	76.0	158.2	138.9	72.8	76.0	158.2	138.9
Fair value of plan assets	36.9	34.8	28.0	22.6	36.9	34.8	28.3	25.5

Net Periodic Benefit Cost

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in Consolidated Statements of Operations are presented below:

	Pension Plans						Other Post-Employment Benefits			Total
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$0.1	$4.5	$3.6	$2.6	$2.8	$3.2	$2.0	$7.3	$6.8	$4.7
Interest cost	3.3	3.6	3.6	5.6	6.5	5.9	3.6	4.2	3.2	12.5	14.3	12.7
Expected return on plan assets	(2.3)	(2.3)	(2.1)	(1.0)	(0.9)	(0.7)	—	—	—	(3.3)	(3.2)	(2.8)
Amortization of prior service cost (credit)	—	—	—	0.1	0.1	0.1	(0.2)	(0.3)	(0.2)	(0.1)	(0.2)	(0.1)
Amortization of net loss (gain)	2.9	(0.1)	2.0	1.3	0.1	0.2	—	(0.1)	—	4.2	(0.1)	2.2
Settlement gain	—	—	—	(0.1)	—	—	—	—	—	(0.1)	—	—

Net periodic benefit cost	$3.9	$1.2	$3.6	$10.4	$9.4	$8.1	$6.2	$7.0	$5.0	$20.5	$17.6	$16.7

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post- Employment Benefits		Total
	U.S.		International
	2013	2012	2013	2012	2013	2012	2013	2012
Net actuarial (loss) gain	$(11.3)	$(16.9)	$(36.5)	$(27.3)	$5.3	$(11.9)	$(42.5)	$(56.1)
Prior service (cost) credit	—	—	(1.1)	(1.2)	0.4	0.6	(0.7)	(0.6)

Total recognized in AOC(L)/I	$(11.3)	$(16.9)	$(37.6)	$(28.5)	$5.7	$(11.3)	$(43.2)	$(56.7)

Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post- Employment Benefits		Total
	U.S.		International
	2013	2012	2013	2012	2013	2012	2013	2012
Net actuarial (loss) gain	$2.7	$(11.9)	$(9.4)	$(27.1)	$17.2	$(9.2)	$10.5	$(48.2)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(0.2)	(0.3)	(0.1)	(0.2)
Recognized net actuarial (gain) loss	2.9	(0.1)	1.2	0.1	—	(0.1)	4.1	(0.1)
Effect of exchange rates	—	—	(1.0)	2.1	—	—	(1.0)	2.1

Total recognized in OCI/(L)	$5.6	$(12.0)	$(9.1)	$(24.8)	$17.0	$(9.6)	$13.5	$(46.4)

Amounts in AOC(L)/I expected to be amortized as components of net periodic benefit cost during fiscal 2014 are presented below:

	Pension Plans		Other Post-Employment Benefits
	U.S.	International
Prior service (cost) credit	$—	$(0.1)	$0.2
Net loss	(0.9)	(2.0)	—

	$(0.9)	$(2.1)	$0.2

Pension and Other Post-Employment Benefit Assumptions

The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post- Employment Benefits
	U.S.		International
	2013	2012	2013	2012	2013	2012
Discount rates	3.6%–5.0%	3.4%–4.6%	2.3%–3.8%	2.2%–4.4%	5.4%	4.9%
Future compensation growth rates	N/A	N/A	2.0%–2.5%	2.5%–3.0%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost for fiscal 2013, 2012 and 2011 are presented below:

	Pension Plans						Other Post-Employment Benefits
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rates	3.4%–4.6%	4.3%–5.6%	4.4%–5.4%	2.2%–4.5%	2.7%–6.1%	1.8%–5.2%	4.9%	5.9%	5.6%
Future compensation growth rates	N/A	N/A	N/A	2.5%–3.0%	2.0%–3.0%	2.0%–3.0%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	6.5%	6.5%	6.5%	3.3%–4.3%	3.3%–5.5%	3.2%–4.5%	N/A	N/A	N/A

The health care cost trend rate assumptions have a significant effect on the amounts reported.

	2013	2012	2011
Health care cost trend rate assumed for next year	7.1%–8.0%	7.5%–8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018–2019	2018–2019	2019

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$1.3	$(1.0)
Effect on post-employment benefit obligation	13.6	(10.7)

Pension Plan Investment Policy

The Company’s investment policies and strategies for plan assets are to achieve the greatest return consistent with the fiduciary character of the plan and to maintain a level of liquidity that is sufficient to meet the need for timely payment of benefits. The goals of the investment managers include minimizing risk and achieving growth in principal value so that the purchasing power of such value is maintained with respect to the rate of inflation.

The pension plan’s return on assets is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions.

The asset allocation decision includes consideration of future retirements, lump-sum elections, growth in the number of participants, company contributions and cash flow. These actual characteristics of the plan place certain demands upon the level, risk and required growth of trust assets. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.

The target and weighted-average asset allocations for the Company’s U.S. pension plans as of June 30, 2013 and 2012, by asset category are presented below:

	Target	% of Plan Assets at Year Ended
		2013	2012
Equity securities	45%	44%	39%
Fixed income securities	55%	53%	58%
Cash and other investments	0%	3%	3%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The following is a description of the valuation methodologies used for plan assets measured at fair value:

Equity securities (domestic and international)—The fair values reflect the closing price reported on a major market where the individual securities are traded. These investments are classified within Level 1 of the valuation hierarchy.

U.S. government and government agencies fixed income securities—When quoted prices are available in an active market, the investments are classified as Level 1. When quoted market prices are not available in an active market, these investments are classified as Level 2.

Corporate securities—The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents—The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments. These investments are classified within Level 1 of the valuation hierarchy.

Real estate—The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 2 of the valuation hierarchy.

Insurance contracts—These instruments are issued by insurance companies. Insurance contracts are generally classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing.

Fair Value of Plan Assets

The U.S. and international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2, as of June 30, 2013 and 2012 are presented below:

	Level 1		Level 2		Level 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Equity securities:
Domestic equity securities	$13.0	$10.7	$—	$—	$—	$—	$13.0	$10.7
International equity securities	3.3	2.6	—	—	—	—	3.3	2.6
Fixed income securities:
U.S. Government and government agencies	4.3	4.7	9.0	9.8	—	—	13.3	14.5
Corporate securities	—	—	6.1	5.9	—	—	6.1	5.9
Other:
Cash and cash equivalents	1.2	1.1	—	—	—	—	1.2	1.1
Insurance contracts	—	—	—	—	30.6	25.5	30.6	25.5

Total pension plan assets at fair value—June 30	$21.8	$19.1	$15.1	$15.7	$30.6	$25.5	$67.5	$60.3

The Company sponsors a qualified defined benefit pension plan for all eligible Swiss employees. Retirement benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee regulations. Consistent with typical Swiss practice, the pension plan is funded through a guaranteed insurance contract with an insurance company (“IC”). The IC is responsible for the investment strategy of the insurance premiums that the Company submits and does not hold individual assets per participating employer. Assets are invested in accordance with the IC’s own strategies and risk assessments. Under the terms of the contract, the interest rate as well as the capital value is guaranteed for each participant, with the IC assuming any risk to the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

value of the underlying assets. The IC is a member of a security fund, whose purpose is to cover any shortfall in the event they are not able to fulfill its contractual agreements. The plan assets of the Swiss plan are included in the Level 3 valuation.

The benefits of the pension plans in the Netherlands are fully insured with an IC which meets all the benefit payments directly to the beneficiaries as they fall due. The contracts included in the Level 3 valuation reflect the expected benefit payments, discounted using the same rate used to determine the projected benefit obligation.

In Spain, the plans’ assets represent the computed value of the insurance contracts owned by the Company. These insurance contracts represent a portion of the IC’s general investments linked to the Company. The value of these contracts is determined by the IC. However, a minimum of 4.0% rate of return is stipulated. Upon retirement, the Company calculates the annuity due to a given participant and to the extent that the amounts linked to that specific employee are not sufficient, the Company funds the difference. In the event that a participant terminates employment prior to retirement, the value for that individual reverts back to the Company. The plan assets of the Spanish plan are included in the Level 3 valuation.

The reconciliations of Level 3 plan assets measured at fair value for fiscal 2013 and 2012 are presented below:

	2013	2012
Insurance contract:
Fair value—July 1	$25.5	$23.2
Return on plan assets	0.8	2.4
Purchases, sales and settlements	3.7	3.4
Effect of exchange rates	0.6	(3.5)

Fair value—June 30	$30.6	$25.5

Contributions

The Company expects to contribute approximately $3.3, $10.8 and $1.8 to its U.S. and international pension plans and other post-employment benefit plans, respectively, during fiscal 2014.

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

Fiscal Year Ending June 30	Pension Plans		Other Post-Employment Benefits
	U.S.	International
2014	$4.3	$8.5	$1.9
2015	4.3	7.6	2.2
2016	4.3	7.8	2.5
2017	4.9	7.9	2.7
2018	5.0	8.3	3.1
2019–2023	24.7	46.4	20.5

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

18. FAIR VALUE MEASUREMENTS

The financial and nonfinancial assets and liabilities that the Company measures at fair value on recurring and nonrecurring bases, based on the fair value hierarchy, as of June 30, 2013 and 2012 are presented below:

	Level 1		Level 2		Level 3
	2013	2012	2013	2012	2013	2012
Financial assets
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$0.6	$0.2	$—	$—

Liabilities:
Foreign exchange contracts	$—	$—	$0.8	$0.2	$—	$—

Total recurring fair value measurements	$—	$—	$(0.2)	$—	$—	$—

Nonfinancial assets

The Company recorded impairment charges to goodwill in the Prestige—Skin & Body Care reporting unit during fiscal 2012, therefore reducing the carrying amount of certain goodwill to its fair value of $52.7 as of June 30, 2012. See Note 10 for discussion of the valuation techniques and inputs used to determine the fair value. No impairment charges were recorded to goodwill during fiscal 2013; therefore the asset is no longer measured at fair value and is recorded at the carrying amount as of June 30, 2013.

The Company recorded impairment charges in the Skin & Body Care segment related to indefinite-lived other intangible assets during fiscal 2012 therefore reducing the carrying amount of certain indefinite-lived other intangibles to their fair value of $265.3 as of June 30, 2012. See Note 10 for discussion of the valuation techniques and inputs used to determine the fair value. No impairment charges were recorded to indefinite-lived other intangible assets during fiscal 2013; therefore the asset is no longer measured at fair value and is recorded at the carrying amount as of June 30, 2013.

There were no Level 3 assets during fiscal 2013. The reconciliation of Level 3 fair value during fiscal 2012 is presented below:

	2012
Deferred brand growth liability:
Fair value—July 1	$8.5
Realized gains	(3.4)
Effect of exchange rates	0.2
Transfers out of Level 3	(5.3	)(a)

Fair value—June 30	$—

(a)

Deferred brand growth liability was no longer measured at fair value as it became a fixed amount upon the retirement of the TJoy CEO during the second quarter of fiscal 2012. This liability was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of June 30, 2012 and has been settled during fiscal 2013. See Notes 4 and 10 for further information.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company has concluded that the carrying amounts of cash and cash equivalents, trade receivables, accounts payable, certain accrued expenses, and short-term debt approximate their fair values due to their short-term nature.

The following methods and assumptions were used to estimate the fair value of the Company’s other financial instruments for which it is practicable to estimate that value:

Foreign exchange contracts—The Company uses an industry standard valuation model, which is based on the income approach, to value the foreign exchange contracts. The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from an independent pricing service. Based on the assumptions used to value foreign exchange contracts at fair value, these assets and/or liabilities are categorized as Level 2 in the fair value hierarchy.

Coty Inc. Credit Facility—The Company uses the income approach to value the Credit Facility. The Company uses a present value calculation to discount interest payments and the final maturity payment on the Credit Facility using a discounted cash flow model based on observable inputs. The Company discounts the debt based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value the Credit Facility at fair value, this debt is categorized as Level 2 in the fair value hierarchy.

Senior Notes—The Company uses the income approach to value the Senior Notes. The Company uses the present value calculation to discount interest payments and the final maturity payment on the Senior Notes using a discounted cash flow model based on observable inputs. The Company discounts the debt based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value Senior Notes at fair value, this debt is categorized as Level 2 in the fair value hierarchy.

The fair values of the Company’s financial instruments estimated as of June 30, 2013 and 2012 are presented below:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,095.0	$2,086.1	$1,903.5	$1,887.3
Senior Notes - Series A	100.0	108.3	100.0	110.3
Senior Notes - Series B	225.0	244.4	225.0	255.7
Senior Notes - Series C	175.0	190.0	175.0	201.1

19. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations and interest rate volatility through its global operations. The Company utilizes natural offsets to the fullest extent possible in order to identify net exposures. In the normal course of business, established policies and procedures are employed to manage these net exposures using a variety of financial instruments.

Foreign Currency Forward Contracts—The Company primarily enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates on exposures relating to inventories, receivables, payables and intercompany loans or may utilize derivatives to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. The Company does not designate these contracts as hedge accounting instruments and, as such, gain or loss is recorded in current-period earnings. As of June 30, 2013, the Company had foreign currency forward contracts with a notional value of $260.6, which mature at various dates through June 2014. As of June 30, 2012, the Company had foreign currency forward contracts with a notional value of $40.7, which matured at various dates through June 2013.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Interest Rate Swap Contracts—The Company is exposed to the impact of interest rate fluctuations primarily through its borrowing activities. The Company has periodically entered into interest rate swap agreements to facilitate its interest rate management activities. The Company had no outstanding interest rate swaps at June 30, 2013 and 2012.

Quantitative Information

The fair value and presentation in the Consolidated Balance Sheets for derivative instruments not designated as hedging instruments as of June 30, 2013 and 2012 are presented below:

	Fair Value of Derivative Instruments
	Assets			Liabilities
	Consolidated Balance Sheet Classification	Fair Value as of June 30,		Consolidated Balance Sheet Classification	Fair Value as of June 30,
		2013	2012		2013	2012
Foreign exchange contracts	Prepaid and other current assets	$0.6	$0.2	Accrued expenses and other current liabilities	$0.8	$0.2

The effect of derivative financial instruments on Other comprehensive income (loss) during fiscal 2013 and 2012 is presented below:

	Loss Recognized in AOCI/(L)		Consolidated Statements of Operations Classification of Loss Reclassified from AOCI/(L)	Loss Reclassified from AOCI/(L) into Operations		Loss Reclassified from AOCI/(L) into Operations
	(Effective Portion)			(Effective Portion)		(Ineffective Portion)
			(Effective And Ineffective Portions)
	2013	2012		2013	2012	2013	2012
Interest rate swap	$—	$—	Interest expense, net	$—	$(2.4)	$—	$(2.5	)(a)

(a)

As a result of the refinancing of the 2011 Credit Agreement in fiscal 2012, as described in Note 12, the interest rate swap agreements used to hedge interest rate exposure related to the Company’s outstanding borrowings under the 2011 Credit Agreement no longer qualified for hedge accounting.

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during fiscal 2013 and 2012 is presented below:

	Gain Recognized in Operations	Consolidated Statements of Operations Classification of Gain Recognized in Operations	Loss Recognized in Operations	Consolidated Statements of Operations Classification of Loss Recognized in Operations
	2013		2012
Foreign exchange contracts	$0.8	Interest expense, net	$(6.5)	Interest expense, net
Foreign exchange contracts	0.9	Cost of Sales	(33.6)	Other (expense) income, net

During fiscal 2012, the Company incurred $37.4 ($22.8 net of tax) of losses related to foreign currency option contracts designed to hedge foreign currency exposure associated with an acquisition opportunity that was withdrawn.

Credit risk

The Company attempts to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that are major financial institutions. Exposure to credit risk

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $0.6 and $0.2 at June 30, 2013 and 2012, respectively. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.

20. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests—On December 21, 2011, the Company purchased the remaining outstanding common stock of its majority-owned subsidiary in Greece from its noncontrolling interest partner for €6.1 million ($8.0). Upon acquisition of the additional ownership interest, the remaining noncontrolling interest was eliminated and the difference between the purchase price paid and the carrying value of the noncontrolling interest acquired was recognized as a reduction of Additional paid-in capital amounting to $6.6 in the Consolidated Balance Sheet as of June 30, 2012. As part of the purchase, the Company also granted the former noncontrolling interest partner a call option to buy back all of the shares it sold to the Company for a purchase price that approximates its fair value. Exercise of the call option is subject to the Company’s consent following a legal and financial diligence review by an independent accountant of the former noncontrolling interest’s financial position and business viability. The call option is exercisable for a period of five years and is potentially renewable.

Redeemable Noncontrolling Interests—The redeemable noncontrolling interests consist of a 40.0% interest in a consolidated subsidiary in the United Arab Emirates and a 45.0% interest in a consolidated subsidiary in Hong Kong.

Pursuant to their respective stockholder agreements, the Company has the right to purchase the noncontrolling interests in the Company’s consolidated foreign subsidiaries in the United Arab Emirates and Hong Kong (“call right”) from the noncontrolling interest holders and the noncontrolling interest holders have the right to sell the noncontrolling interests (“put right”) to the Company at certain points in time. The amount at which the put and call right can be exercised is based on a formula prescribed by the stockholder agreements as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage of stockholding in the Company. Given the provision of the put right, the entire noncontrolling interests are redeemable outside of the Company’s control and are recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interests to the redemption values at the end of each reporting period with changes recognized as an adjustment to Additional paid-in capital.

	United Arab Emirates	Hong Kong
Percentage of redeemable noncontrolling interest	40.0%	45.0%
Earliest exercise date(s)	15.0% in July 2014; remaining 25.0% or entire 40.0% in July 2029	June 2013
Formula of redemption value(c)	3-year average of EBIT(a) * 6	3-year average of EBIT(a) * 8 plus retained earnings less liabilities(b)

(a)	EBIT is defined in the respective stockholder agreements as earnings before interest and income taxes.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(b)	Liabilities are defined in the stockholder agreement as all financial indebtedness except bank overdraft required for normalized trading working capital.

(c)	The redemption value formula related to Hong Kong is subject to a 110% of three year’s averaged net sales cap and net asset value minimum.

21. COMMON, REDEEMABLE COMMON AND PREFERRED STOCK

Initial Public Offering

In June 2013, the Company completed an IPO in which the selling stockholders sold 57.1 million shares of Class A Common Stock. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company’s outstanding shares consisted of 382.8 million shares of Common Stock and no Preferred Stock, each with a par value of $0.01. On the date of the IPO, all shares of Common Stock converted to 72.2 million shares of Class A and 310.6 million shares of Class B common stock.

As of June 30, 2013, the Company’s capital structure consisted of Class A common stock, Class B common stock and Preferred Stock, each with a par value of $0.01. Class A and Class B common stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B common stock. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to ten votes per share. Holders of Class A and Class B common stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of June 30, 2013, total authorized shares of Class A common stock, Class B common stock and Preferred Stock are 800.0 million, 367.8 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B common stock are 73.2 million and 310.6 million, respectively. There was no Preferred Stock issued and outstanding as of June 30, 2013 and 2012.

Prior to June 12, 2013, the date the amendment and restatement of the share-based compensation plans became effective, the share-based compensation plans governing shares issued to employees and directors contained a clause permitting the participants to sell their unrestricted shares of Common Stock to the Company without restrictions and were included in Common Stock outstanding. The fair value of shares issued was classified as a liability and included in Accrued expenses and other current liabilities or classified as Redeemable common stock provided that holders have retained the risks and rewards of share ownership for a reasonable period of time. During fiscal 2013, the Company reclassified $131.2 from Accrued expenses and other current liabilities to Redeemable common stock and recognized $47.1 of changes to fair value in Redeemable common stock and Additional paid-in capital.

On June 12, 2013, the clause permitting participants to sell their unrestricted shares of Common Stock to the Company without restrictions was removed. As a result, the Company reclassified $188.9 from Accrued expenses and other current liabilities and $256.5 from Redeemable common stock to Additional paid-in capital.

Common Stock

Prior to the IPO in fiscal 2013, the Company issued 1.0 million shares of its Common Stock (which converted to Class A common stock following the IPO) with an aggregate fair value of $15.6. Of the 1.0 million shares issued, 0.5 million of these shares related to RSUs purchased under the Executive Ownership Program (“EOP”), 0.2 million related to employee stock option exercises and 0.3 million related to new purchases under the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”). The Company received $4.3 and $0.7 in cash for restricted shares purchased

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

under the Omnibus LTIP and for shares issued related to employee stock option exercises, respectively.

Subsequent to the IPO in fiscal 2013, the Company issued 1.4 million shares of its Class A common stock. Of the 1.4 million shares issued, 1.2 million of these shares related to restricted stock units (“RSUs”) granted under the Company’s special incentive award for a fair value of $21.0 and 0.2 million related to employee stock option exercises for a fair value of $3.0. The Company received $1.2 in cash and previously recognized $1.8 as share-based compensation expense during the requisite service period for the shares issued related to employee stock option exercises.

During fiscal 2012, 10.0 million shares of Common Stock were issued relating to the Share Purchase Plan for Directors, 1.2 million shares of restricted stock were issued relating to the EOP, 0.1 million shares were issued relating to the Long-term Incentive Plan (“LTIP”) and 0.6 million shares were otherwise issued associated with other agreements with the Company. The Company received $127.0 in cash for these shares, which had a fair value of $128.7 at the date of issuance.

On November 15, 2012, one director sold 6.0 million shares of Common Stock purchased under the Director Share Purchase Program and granted under the LTIP to an affiliate of JAB Holdings II B.V. (“JAB”), a related party. The fair value of the Redeemable common stock on the date of the sale was $93.5. The Company reclassified the fair value of these shares from Redeemable common stock to Additional paid-in capital as of December 31, 2012, since JAB does not have the put right to sell these shares to the Company. This transaction has been approved by the Company’s Board of Directors.

Treasury Stock

The Company purchased 0.2 million shares of its Common Stock from employees in fiscal 2013. These purchases were reflected as Treasury stock in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity, Redeemable Common Stock, and Redeemable Noncontrolling Interests. The fair value of the shares on the date of the purchase was $2.5 of which $1.8 was classified as Accrued expenses and other current liabilities and $0.7 was classified as Redeemable common stock.

On April 8, 2013, the Company retired all outstanding Treasury stock. The retirement resulted in a reduction to Common Stock and Accumulated deficit of $106.9 in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity, Redeemable Common Stock, and Redeemable Noncontrolling Interests.

On June 13, 2013, the day the Company’s Class A common stock began trading on the New York Stock Exchange, the Company repurchased 0.3 million shares of its Class A common stock that had been issued by the settlement of certain special incentive award units in connection with the payment of applicable withholding taxes. The purchase was reflected as Treasury stock in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity, Redeemable Common Stock, and Redeemable Noncontrolling Interests. The fair value of the shares on the date of the purchase was $5.0 and classified within Common Stock and Additional paid-in capital.

Dividends

On November 8, 2012, the Board of Directors declared a cash dividend of $0.15 per share, or approximately $57.8, on the Company’s Common Stock and certain share-based compensation instruments, of which $57.4 was paid on December 10, 2012. The remaining $0.4 is payable upon vesting and settlement of restricted stock units and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

22. SHARE-BASED COMPENSATION PLANS

During fiscal 2013 the Company had four active share-based compensation plans, including the Omnibus LTIP, the LTIP, the EOP and the 2007 Stock Plan for Directors, under which shares are available to be awarded for nonqualified stock options, RSUs and other share-based awards. Additionally, during fiscal 2012, the Company had a Director Share Purchase Program under which shares were available to be purchased at fair value without restrictions. As of June 30, 2013, the Company had 50.7 million shares of Class A Common Stock available for grant.

Prior June 12, 2013, the date the amendment and restatement of the share-based compensation plans became effective, the Company’s share-based compensation plans were accounted for under liability plan accounting, as they allowed for cash settlement or contained put features to sell shares to the Company for cash. To prepare for the transition of the Company’s programs to equity plan accounting, the Company amended and restated the terms of current LTIP, EOP, and 2007 Stock Plan for Directors, and introduced the Omnibus LTIP to govern future grants of nonqualified stock options, RSUs, and other share based awards to employees and directors. The Company no longer has the ability to grant share-based compensation awards under the LTIP or EOP.

Total share-based compensation expense for fiscal 2013, 2012 and 2011 of $144.4, $142.6 and $88.5, respectively, is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Upon the transition from liability plan accounting to equity plan accounting following the IPO, the Company recorded a charge of $34.0 to the Statement of Operations, representing the difference between the pre-IPO carrying amount of the outstanding instruments and the fair value of the outstanding instruments on June 12, 2013. As such, the Company reclassified $188.9 from Accrued expenses and other current liabilities and $256.5 from Redeemable common stock to Additional paid-in-capital to appropriately record outstanding stock-based compensation in accordance with equity plan accounting.

As of June 30, 2013, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $71.6 and $32.7, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 2.2 and 3.0 years, respectively.

Nonqualified Stock Options

Prior to June 12, 2013, the Company’s nonqualified and tandem stock option plans allowed all option holders to exercise their vested options for cash or for shares of Common Stock. These options were granted to eligible employees as specified in the terms of the plans. For these liability awards, the fair value of the award which determined the measurement of the liability on the balance sheet was re-measured at each reporting period. Fluctuations in the fair value of the liability awards were recorded as increases or decreases in share-based compensation expense until the award was settled. Following June 12, 2013, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on June 12, 2013.

The fair value of the Company’s outstanding stock option liability on June 12, 2013, June 30, 2012 and 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	2013	2012	2011
Expected life of option	4.03 yrs	4.32 yrs	6.38 yrs
Risk-free interest rate	0.84%	0.72%	2.26%
Expected volatility	32.53%	32.80%	29.98%
Expected dividend yield	0.86%	0.00%	0.00%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Expected life of option—The expected life of the option represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.

Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options, which ranged from 0.11% to 1.30% as of June 30, 2013, from 0.16% to 1.12% as of June 30, 2012, and from 0.06% to 2.76% as of June 30, 2011.

Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using 7.5 years of daily stock price history.

Expected dividend yield—The Company used an expected dividend yield of 0.86% as of June 30, 2013 and 0.00% as of June 30, 2012 and 2011, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.

Prior to June 12, 2013, all options related to share-based compensation plans were granted at the estimated fair value of Common Stock, which was determined based, in each instance, through an evaluation by management with assistance from a major investment banking firm. The valuation of shares was based on (i) an aggregate value EBITDA benchmark of future earnings and (ii) a price earnings growth rate benchmark, with a comparison to peer group companies and market multiples. Additionally, the Company applied a theoretical liquidity discount of 10% to the valuation associated with the illiquidity of the Common Stock due to the absence of a public market for the stock and certain restrictions from the transfer of stock in a private entity.

Nonqualified stock options generally become exercisable 5 years from the date of grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.

The Company’s outstanding nonqualified stock options as of June 30, 2013 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2012	54.7	$8.72
Exercised	(18.9)	7.91
Forfeited or expired	(7.6)	9.49

Outstanding at June 30, 2013	28.2	$9.05

Vested and expected to vest at June 30, 2013	25.1	$8.98	$205.4	6.41

Exercisable at June 30, 2013	5.5	$9.17	$43.9	3.90

There were no options granted in the current year. The grant prices of the outstanding options as of June 30, 2013 ranged from $3.40 to $11.60. The grant prices for exercisable options ranged from $3.40 to $10.50.

A summary of the aggregated weighted-average grant date fair value of stock options granted, total intrinsic value of stock options exercised, and payment to settle nonqualified stock options for fiscal 2013, 2012, and 2011 is presented below:

	2013	2012	2011
Weighted-average grant date fair value of stock options	$—	$4.11	$3.66
Intrinsic value of options exercised	160.6	5.2	35.4
Payment to settle nonqualified stock options	154.4	3.6	4.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company’s non-vested nonqualified stock options as of June 30, 2013 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2012	46.6	$3.90
Vested	(16.3)	4.36
Forfeited	(7.6)	3.89

Non-vested at June 30, 2013	22.7	3.57

The share-based compensation expense recognized on the nonqualified stock options is $98.8, $84.8 and $70.3 in fiscal 2013, 2012 and 2011, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the exercised options contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of share ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to option holders of $0.4, ($0.6), and $6.7 to share-based compensation expense (income) in fiscal 2013, 2012 and 2011.

Special Incentive Award

In February 2012 and September 2010, the Company granted a special incentive award to a select group of key executives that, upon vesting, provides 3.9 million shares of Common Stock of which 1.5 million shares of Common Stock were forfeited by one holder during fiscal 2013. Prior to the IPO, vesting of these awards was dependent upon the occurrence of (i) an initial public offering by September 14, 2015 or (ii) if an initial public offering has not occurred by September 14, 2015, upon achievement of a target fair value of the Company’s share price and the completion of the service period upon the vesting date of September 14, 2015. All unvested awards are forfeited if an employee is terminated for any reason prior to vesting.

Prior to December 2012, the Company recorded these instruments at their fair value on the reporting period date utilizing a Monte Carlo valuation model that takes into account estimated probabilities of possible outcomes. During December 2012, the target fair value of the Company’s share price was achieved and as a result, share-based compensation expense was recorded based on the fair value of the Company’s Common Shares on each reporting period date. The Monte Carlo valuation model used the following assumptions as of September 30, 2012 and June 30, 2012 and 2011:

	September 30,	June 30,
	2012	2012	2011
Expected life of award	5.0 yrs	5.0 yrs	5.0 yrs
Risk-free rate	1.32% to 1.51%	1.35% to 1.77%	2.99%
Expected volatility	33.01%	32.80%	29.98%
Expected dividend yield	0.97%	0.00%	0.00%

On June 13, 2013, the date Class A common stock began trading on the New York Stock Exchange, the special incentive awards were re-measured at the IPO price and 50% of the outstanding awards vested immediately. The remaining awards will vest on the one-year anniversary date of the IPO. There was no vesting or forfeiture activity during fiscal 2012 and 2011.

The Company’s outstanding and non-vested special incentive awards as of June 30, 2013 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2012	3.9	$6.79
Vested	(1.2)	6.82
Forfeited	(1.5)	6.74

Non-vested at June 30, 2013	1.2	$6.82

Share-based compensation expense recorded in connection with special incentive awards is $18.9, $11.6, and $5.9 for fiscal 2013, 2012, and 2011.

Restricted Share Units and Restricted Shares

During fiscal 2008, the Company introduced the EOP program whereby certain senior executives of the Company were provided with an opportunity to purchase RSUs, at the then current share value, and receive a matching quantity of nonqualified stock options. In September 2010, the Company amended the EOP agreement, allowing the executives to purchase shares of common stock with a five-year vesting period (restricted shares), instead of the RSUs. The amended terms are effective for future investments. Additionally the amended EOP also applied to the RSUs issued in fiscal 2008 and 2009 as follows: (i) the RSUs purchased in fiscal 2008 were converted into restricted shares and (ii) the RSUs purchased in fiscal 2009 remain as RSUs. The restricted shares, RSUs and matching nonqualified options vest 5 years from date of purchase and grant. The matching nonqualified stock options have a 5-year exercise period from the date the grant becomes fully vested.

On December 7, 2012, the Company amended and restated the EOP, which governs restricted shares and restricted stock units purchased by employees. Prior to the amendment, the EOP stated that if employment terminated prior to the five-year vesting period, the restricted shares and RSUs were redeemable at either the initial investment or the current fair value, depending on the cause of the separation (e.g., death, disability, retirement or resignation). The amended and restated EOP revised these terms to align the EOP with the newly introduced Platinum Program under the Omnibus LTIP, and to prepare for the transition of the program to equity plan accounting on the date of an initial public offering. This resulted in an accounting modification for restricted shares outstanding on the amendment date, and as such, the Company recorded an incremental expense of $4.2 in Selling, general, and administrative expenses in the Consolidated Statements of Operations.

During the twelve months ended June 30, 2013, 2.2 million RSUs were granted under the LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. In addition, 3.1 million restricted shares and 0.5 million RSUs purchased under the EOP were vested and converted to unrestricted shares of Common Stock. These shares had an intrinsic value of $17.9 on the date of conversion. During fiscal 2012, the Company issued restricted shares and granted RSUs of 1.2 million, of which 1.1 million were purchased by executives who then received 3.6 million matching nonqualified stock options.

During the twelve months ended June 30, 2013, 0.3 million restricted shares were purchased by employees and in accordance with the terms of the Platinum Program under the Omnibus LTIP, the employees received matching RSUs. Prior to the IPO, the Company recorded the investment of $4.3 to Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company’s outstanding restricted shares and RSUs as of June 30, 2013 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2012	5.4
Granted	2.6
Released	(3.6)

Outstanding at June 30, 2013	4.4

Vested and expected to vest at June 30, 2013	3.9	$67.6	3.23

The share-based compensation expense recorded in connection with the EOP restricted shares and RSUs is $19.8, $13.0 and $5.6 in fiscal 2013, 2012 and 2011, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the released awards contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retains the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of restricted shares and RSUs of $6.5 to share-based compensation expense for fiscal 2013. There was no fair value adjustment recorded for fiscal 2012 or 2011.

The Company’s outstanding and non-vested restricted shares and RSUs as of June 30, 2013 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2012	5.2	$9.69
Granted	2.6	15.47
Vested	(5.5)	9.95

Outstanding and nonvested at June 30, 2013	2.3	$15.49

There were no restricted shares and RSUs vested during fiscal 2011.

Share Purchase Program and Other Share Purchase Transactions

In September 2011, the Company introduced the Share Purchase Program for Directors to align the interests of the Company and its stockholders by enabling the members of the Board of Directors to acquire an increased stake in the Company through purchases of shares of Common Stock. There were 10.0 million shares authorized to be purchased under the program of which the Directors purchased 10.0 million shares during fiscal 2012. In addition, certain senior executives elected to purchase 0.6 million shares of Common Stock at the fair value on the purchase date through separate agreements with the Company. There are no vesting conditions for either program. There were no purchases of Common Stock during fiscal 2013.

Prior to the IPO, Directors and certain senior executives could sell their shares back to the Company without restrictions. As such, these shares were recorded as a liability at the fair value as of June 30, 2012 to the extent the holders have not retained the risks and rewards of share ownership for a reasonable period of time. The Company recorded the change in fair value of such shares from the share purchase date to June 30, 2012 of $33.8 to share-based compensation expense. All shares purchased as part of the program had been reclassified from Accrued expenses and other current liabilities to Redeemable common stock by the first quarter of fiscal 2013. As such, the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

change in fair value of the shares outstanding was recorded to Additional paid-in capital and no share-based compensation expense was incurred for the year ended June 30, 2013.

23. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Net income (loss) attributable to Coty Inc. per common share (“basic EPS”) is computed by dividing net (loss) income attributable to Coty Inc. by the weighted-average number of common shares outstanding during the period, including restricted shares that vested during fiscal 2013. Net income (loss) attributable to Coty Inc. per common share assuming dilution (“diluted EPS”) is computed by using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of nonqualified stock options, RSUs and special incentive awards. The dilutive effect of these outstanding instruments is reflected in diluted EPS by application of the treasury stock method. Due to the net loss incurred in fiscal 2012, no stock options, restricted shares, restricted stock units or special incentive awards were included in the computation of diluted loss per share.

Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2013, 2012 and 2011. In addition, there are no participating securities requiring the application of the two-class method of income per share.

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30
	2013	2012	2011
	(in millions, except per share data)
Net income (loss) attributable to Coty Inc.	$168.0	$(324.4)	$61.7

Weighted-average common shares outstanding—Basic	381.7	373.0	329.4
Effect of dilutive stock options(a)	12.3	—	6.3
Effect of restricted stock and RSUs(b)	2.4	—	3.4

Weighted-average common shares outstanding—Diluted	396.4	373.0	339.1

Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.44	$(0.87)	$0.19
Diluted	0.42	(0.87)	0.18

(a)

As of June 30, 2013 and 2011, outstanding options to purchase 1.2 million and 15.6 million shares of Common Stock, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. There were no anti-dilutive options as of June 30, 2012.

(b)	There are no anti-dilutive restricted shares or RSUs excluded from the computation of diluted EPS.

24. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to the business. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

On December 21, 2012, the Company voluntarily disclosed to the U.S. Commerce Department’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) results of the Company’s internal due diligence review conducted with the advice of outside counsel regarding certain export transactions from January 2008 through March 2012. In particular, the Company disclosed information relating to overall compliance with U.S. Export Administration Regulations (“EAR”). In its submission, the Company has provided OEE with an explanation of the activities that led to the sales of its products in Syria. In addition, the Company disclosed that prior to January 2010 some of its subsidiary’s sales to Syria were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The Company does not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC. The Company also notified the Office of Foreign Assets Control of its voluntary disclosure to the OEE.

On June 28, 2013, the Company submitted the final voluntary disclosure to the OEE which disclosed information relating to overall compliance with U.S. export control laws by a majority-owned subsidiary in the UAE, and the nature and quantity of re-exports to Syria that the Company believes may constitute violations of the U.S. Export Administration Regulations (“EAR”). The disclosure addressed the above described findings and the remedial actions the Company has taken to date.

The OEE is currently reviewing the Company’s final voluntary disclosure. OEE may conclude that the Company’s actions resulted in violations of U.S. export control law and warrant the imposition of penalties that could include fines, termination of the Company’s ability to export its products and/or referral for criminal prosecution. The penalties may be imposed against the Company and/or its management. Also, disclosure of the Company’s conduct and any fines or other action relating to this conduct could harm the Company’s reputation and indirectly have a material adverse effect on its business. The Company cannot predict when OEE will complete its review or whether it will impose penalties.

On January 14, 2013, the Company voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) additional results of the Company’s internal due diligence review. In particular, the Company disclosed information relating to overall compliance with U.S. antiboycott laws by a majority-owned subsidiary in the UAE, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S. origin goods. The Company believes inclusions of this legend may constitute violations of U.S. antiboycott laws. On June 28, 2013, the Company voluntarily disclosed to the OAC the final results of the Company’s internal due diligence review. The Company’s investigation is continuing and, once the Company completes its review, the Company will supplement the initial voluntary report by filing a final disclosure with OAC. The disclosure addressed the above described findings and the remedial actions the Company has taken to date.

Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OEE and OAC each have wide discretion to settle claims for violations. The Company believes that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, the Company could suffer other adverse effects on its business as a result of any violations or the potential violations, including legal costs and harm to its reputation, and the Company also will incur costs associated with its efforts to improve its compliance procedures. The Company has not established a

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

reserve for potential penalties. The Company does not know whether OEE or OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed.

25. SUBSEQUENT EVENTS

On July 1, 2013, the Company executed a Share Purchase Agreement to acquire 100% of the shares of StarAsia Group Pte Ltd. (“StarAsia”) for approximately $27.0 in cash, subject to post-closing adjustments. StarAsia is a regional beauty company servicing Southeast Asia with fragrance, color cosmetics and skin & body care products. The Company is still in the process of preparing the preliminary purchase price allocation due to the timing and nature of the acquisition.

On July 12, 2013, the underwriters exercised their option to purchase 8.0 million additional shares of Class A common stock at the initial offering price from the selling stockholders. The Company has not received any proceeds from the sale of shares by the selling stockholders.

On July 22, 2013, the Company amended the NPA to align the definition of “Change of Control” with the 2013 Credit Agreement, and to modify the definition of “Consolidated EBITDA” to include or increase certain add-backs related to non-recurring expenses similar to those contained in the 2013 Credit Agreement.

On September 17, 2013, the Company announced a cash dividend of $0.20 per share, or approximately $78.0 million on its Class A and Class B common stock, payable on October 31, 2013 to holders of record on October 11, 2013. The dividend is applicable to RSUs outstanding on October 11, 2013 and will be paid when such units vest.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2013, 2012, and 2011
($ in millions, except per share data)

Valuation and Qualifying Accounts

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions(b)		Balance at End of Period
	(In millions)
Allowance for doubtful accounts:
2013	$19.6	$3.2		$(8.3	)(a)	$14.5
2012	19.2	5.5		(5.1	)(a)	19.6
2011	23.8	0.3		(4.9	)(a)	19.2
Allowance for customer returns:
2013	$74.9	$158.6		$(157.5)		$76.0
2012	84.2	151.8		(161.1)		74.9
2011	68.8	133.9		(118.5)		84.2
Deferred tax allowances:
2013	$47.1	$20.6	(b)	$(6.2)		$61.5
2012	45.6	4.9	(b)	(3.4)		47.1
2011	42.7	7.0	(b)	(4.1)		45.6

(a)	Includes amounts written-off, net of recoveries and cash discounts.

(b)	Includes foreign currency translation adjustments unless otherwise noted.

S-1