Form 10-Q
period 2013-09-30
COTY INC.
filed 2013-11-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER

COTY INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3823358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Fifth Avenue, New York, NY	10118
(Address of principal executive offices)	(Zip Code)

(212) 479-4300

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At November 5, 2013, 81,646,474 shares of the registrant’s Class A Common Stock, $.01 par value, and 302,611,513 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net revenues	$1,178.2	$1,213.1
Cost of sales	472.0	476.4
Gross profit	706.2	736.7
Selling, general and administrative expenses	516.4	548.9
Amortization expense	22.6	21.9
Restructuring costs	1.6	—
Operating income	165.6	165.9
Interest expense, net	17.4	16.9
Other income, net	(0.2)	(0.2)
Income before income taxes	148.4	149.2
Provision for income taxes	46.2	54.4
Net income	102.2	94.8
Net income attributable to noncontrolling interests	4.3	3.8
Net income attributable to redeemable noncontrolling interests	4.4	4.3
Net income attributable to Coty Inc.	$93.5	$86.7
Net income attributable to Coty Inc. per common share:
Basic	$0.24	$0.23
Diluted	0.24	0.22
Weighted-average common shares outstanding:
Basic	384.0	379.6
Diluted	393.5	395.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Net income	$102.2	$94.8
Other comprehensive income:
Foreign currency translation adjustment	43.3	37.1
Pension and other post-employment benefits, net of tax of $(0.1) and nil, respectively	0.5	—
Total other comprehensive income, net of tax	43.8	37.1
Comprehensive income	146.0	131.9
Comprehensive income attributable to noncontrolling interests:
Net income	4.3	3.8
Foreign currency translation adjustment	0.2	0.1
Total comprehensive income attributable to noncontrolling interests	4.5	3.9
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.4	4.3
Foreign currency translation adjustment	0.1	0.2
Total comprehensive income attributable to redeemable noncontrolling interests	4.5	4.5
Comprehensive income attributable to Coty Inc.	$137.0	$123.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$946.8	$920.4
Trade receivables—less allowances of $19.5 and $14.5, respectively	789.7	622.7
Inventories	664.7	608.2
Prepaid expenses and other current assets	167.7	191.2
Deferred income taxes	74.9	74.4
Total current assets	2,643.8	2,416.9
Property and equipment, net	513.2	500.7
Goodwill	1,568.1	1,543.2
Other intangible assets, net	1,948.5	1,956.6
Deferred income taxes	11.2	9.2
Other noncurrent assets	44.4	43.4
TOTAL ASSETS	$6,729.2	$6,470.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$753.0	$711.7
Accrued expenses and other current liabilities	780.9	671.1
Short-term debt and current portion of long-term debt	31.5	40.1
Income and other taxes payable	18.5	34.8
Deferred income taxes	5.7	5.5
Total current liabilities	1,589.6	1,463.2
Long-term debt	2,595.2	2,590.1
Pension and other post-employment benefits	247.1	241.3
Deferred income taxes	357.6	320.0
Other noncurrent liabilities	248.8	239.9
Total liabilities	5,038.3	4,854.5
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS	106.6	105.8
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 81.9 and 73.6 issued, respectively and 81.5 and 73.2 outstanding, respectively at September 30, 2013 and June 30, 2013	0.8	0.7
Class B Common Stock, $0.01 par value; 367.8 shares authorized, 302.6 issued and outstanding and 310.6 issued and outstanding, respectively at September 30, 2013 and June 30, 2013	3.0	3.1
Additional paid-in capital	1,880.8	1,943.9
Accumulated deficit	(235.5)	(329.0)
Accumulated other comprehensive loss	(75.1)	(118.6)
Treasury stock—at cost, shares: 0.4 at September 30, 2013 and June 30, 2013	(6.3)	(6.1)
Total Coty Inc. stockholders’ equity	1,567.7	1,494.0
Noncontrolling interests	16.6	15.7
Total equity	1,584.3	1,509.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,729.2	$6,470.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND

REDEEMABLE NONCONTROLLING INTERESTS

For the Three Months Ended September 30, 2013

(In millions, except per share data)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2013	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$105.8
Conversion of Class B to Class A Common Stock	8.0	0.1	(8.0)	(0.1)
Purchase of Class A Common Stock					0.2				(0.2)
Exercise of employee stock options	0.3	—			1.6					1.6		1.6
Share-based compensation expense					12.8					12.8		12.8
Dividends ($0.20 per common share)					(77.4)					(77.4)		(77.4)
Net income						93.5				93.5	4.3	97.8	4.4
Other comprehensive income							43.5			43.5	0.2	43.7	0.1
Distribution to noncontrolling interests, net											(3.6)	(3.6)	(4.0)
Adjustment of redeemable noncontrolling interests to redemption value					(0.3)					(0.3)		(0.3)	0.3
BALANCE—September 30, 2013	81.9	$0.8	302.6	$3.0	$1,880.8	$(235.5)	$(75.1)	0.4	$(6.3)	$1,567.7	$16.6	$1,584.3	$106.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102.2	$94.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64.8	61.4
Deferred income taxes	30.9	5.0
Provision for bad debts	3.0	1.2
Provision for pension and other post-employment benefits	4.5	4.2
Share-based compensation	14.2	35.0
Other	2.5	0.9
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(156.0)	(245.1)
Inventories	(45.2)	(82.4)
Prepaid expenses and other assets	21.6	10.1
Accounts payable	40.3	(0.4)
Accrued expenses and other liabilities	21.9	52.3
Tax accruals	(3.5)	38.3
Net cash provided by (used in) operating activities	101.2	(24.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65.6)	(60.0)
Payments for business combinations, net of cash acquired	(25.0)	(8.0)
Net cash used in investing activities	(90.6)	(68.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	5.2	8.8
Repayments of short-term debt, original maturity more than three months	(13.3)	(8.8)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	4.2	(5.7)
Proceeds from revolving loan facilities	175.0	233.5
Repayments of revolving loan facilities	(175.0)	(152.0)
Repayments of term loans	—	(31.3)
Net proceeds from issuance of Common Stock	1.6	0.6
Payments for repurchase of Common Stock	(0.2)	—
Net (payments) proceeds from foreign currency contracts	(0.2)	0.8
Payment for business combinations – contingent consideration	(1.1)	—
Proceeds from mandatorily redeemable noncontrolling interests	2.2	—
Proceeds from noncontrolling interests	—	1.7
Distributions to noncontrolling interests	(3.6)	(8.5)
Distributions to redeemable noncontrolling interests	(4.0)	(4.0)
Payment of deferred financing fees	(0.5)	—
Net cash (used in) provided by financing activities	(9.7)	35.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	25.5	16.6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26.4	(41.0)
CASH AND CASH EQUIVALENTS—Beginning of period	920.4	609.4
CASH AND CASH EQUIVALENTS—End of period	$946.8	$568.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$9.5	$11.3
Cash paid during the year for income taxes	17.7	10.4
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$35.7	$12.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

Coty Inc. and subsidiaries (collectively, the “Company” or “Coty”) engage in the manufacturing, marketing and distribution of fragrances, color cosmetics and skin & body care related products in numerous countries throughout the world.

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

In June 2013, the Company completed an initial public offering (“IPO”) in a secondary offering on the New York Stock Exchange (“NYSE”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2013. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

During the fourth quarter of fiscal 2013, the Company changed the presentation of the Consolidated Statement of Cash Flows to present the proceeds and repayments related to certain short-term borrowings on a gross basis. Amounts in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2012 have been reclassified to conform with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share-based compensation, pension and other post-employment benefit costs, the fair value of our reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes, derivatives and redeemable noncontrolling interests when calculating the impact on Earnings Per Share (“EPS”). Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.

Tax Information

The effective income tax rate for the three months ended September 30, 2013 and 2012 is 31.1% and 36.5%, respectively. The difference in the effective tax rate is primarily due to the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively certain international provisions that had expired. As a result, Internal Revenue Code Section 954(c)(6) was extended. The extension was applicable for the three months ended September 30, 2013 resulting in a lower effective tax rate compared to the three months ended September 30, 2012.

The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.

As of September 30, 2013 and June 30, 2013, the gross amount of UTBs, inclusive of interest and penalties, is $341.4 and $331.4, respectively. As of September 30, 2013, the total amount of UTBs that, if recognized, would impact the effective income tax rates is $311.7. As of September 30, 2013 and June 30, 2013, the liability associated with UTBs, including accrued interest and penalties, is $198.1 and $189.6, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs during the three months ended September 30, 2013 and 2012 is $1.6 and $1.8, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013 is $27.7 and $25.7, respectively. On the basis of the information available as of September 30, 2013, it is reasonably possible that a decrease of up to $8.5 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB enhanced its disclosure requirements regarding offsetting assets and liabilities as a joint effort with the International Accounting Standards Board. This amendment increases the comparability of the balance sheet prepared under GAAP and International Financial Reporting Standards (“IFRS”) by enhancing disclosures about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between GAAP financial statements and IFRS financial statements. This pronouncement was later amended to limit the scope of the disclosure to derivatives within the balance sheet. This amendment was adopted during the first quarter of fiscal 2014. There were no additional disclosures required in connection with the adoption of this amendment, as the gross values of offsetting assets and liabilities are not material as of September 30, 2013 and June 30, 2013.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose information about significant items reclassified, in their entirety, out of Accumulated other comprehensive income (“AOCI”) either in the statement where net income is disclosed or in the notes to the financial statements. This guidance was adopted for fiscal 2014. There were no additional disclosures required in connection with the adoption of this guidance, as there were no significant items reclassified in their entirety out of AOCI during the three months ended September 30, 2013.

3. SEGMENT REPORTING

Operating segments (also referred to as “segments”) include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM. The Company’s operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent the Company’s product groupings.

	Three Months Ended September 30,
SEGMENT DATA	2013	2012
Net revenues:
Fragrances	$704.5	$702.5
Color Cosmetics	311.5	347.7
Skin & Body Care	162.2	162.9
Total	$1,178.2	$1,213.1
Operating income (loss):
Fragrances	$152.8	$134.3
Color Cosmetics	36.8	73.2
Skin & Body Care	(3.5)	(4.5)
Corporate	(20.5)	(37.1)
Total	$165.6	$165.9
Reconciliation:
Operating income	$165.6	$165.9
Interest expense, net	17.4	16.9
Other income	(0.2)	(0.2)
Income before income taxes	$148.4	$149.2

Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below; no individual Skin & Body Care product category exceeded 5% of consolidated net revenues:

	Three Months Ended September 30,
PRODUCT CATEGORY	2013	2012
Fragrances:
Designer	41.5%	38.6%
Lifestyle	11.2	10.4
Celebrity	7.1	8.9
Total	59.8%	57.9%
Color Cosmetics:
Nail Care	13.2%	15.6%
Other Color Cosmetics	13.2	13.1
Total	26.4%	28.7%
Skin & Body Care	13.8%	13.4%
Total	100.0%	100.0%

4. BUSINESS COMBINATIONS

On July 1, 2013, the Company executed a Share Purchase Agreement (“SPA”) to acquire 100% of the shares of StarAsia Group Pte Ltd. (“StarAsia”) for consideration of $27.0, subject to post-closing adjustments. Included in the consideration is $3.0 that was deposited in escrow under the SPA, which will be released subject to adjustments for net working capital and indemnities against the seller’s warranties. StarAsia is a regional distribution company that acted as a third party distributor of the Company’s fragrance, color cosmetics and skin & body care products, as well as beauty products supplied by parties other than the Company.

As of the date of this Quarterly Report on Form 10-Q and in accordance with the terms set forth in the SPA, the purchase price and purchase price allocation as it relates to net working capital post-closing adjustments has not been completed. The purchase price is expected to be finalized during fiscal 2014. The following table summarizes the preliminary consideration and purchase price allocation of the purchase price to the net assets acquired in the StarAsia acquisition:

Consideration:

Cash paid	$ 25.0
Noncash consideration of pre-acquisition trade receivables	2.0
Purchase price	$ 27.0

	Estimated fair value	Estimated useful life (in years)
Goodwill	$14.2
Customer relationships	7.2	12
Trademarks	0.2	2
Other net assets	5.4
Total identifiable net assets:	$27.0
8

The goodwill is not deductible for tax purposes and represents expected benefits associated with the Company’s control over future expansion in Asia and all of our segments. Goodwill of $8.6, $4.7, and $0.9 is allocated to Skin & Body Care, Fragrances and Color Cosmetics segments, respectively.

For the three months ended September 30, 2013, Net revenues and Net loss included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $5.4 and $(0.8), respectively.

Transaction-related costs associated with this acquisition of $1.1 during fiscal 2013 were expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. There were no transaction-related costs during the three months ended September 30, 2013.

5. RESTRUCTURING COSTS

Productivity Program

During the fourth quarter of fiscal 2013, the Company’s Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, and optimization of selected administrative support functions.

The Company anticipates completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $26.9 has been incurred through September 30, 2013.

The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2013	$21.7	$0.4	$0.1	$22.2
Restructuring charges	1.5	0.1	—	1.6
Payments	(5.2)	(0.1)	—	(5.3)
Foreign currency translation	0.2	—	—	0.2
Balance—September 30, 2013	18.2	0.4	0.1	18.7

The Company currently estimates that the total remaining accrual of $18.7 will result in cash expenditures of approximately $13.7, $2.0 and $3.0 in fiscal 2014, 2015 and 2016, respectively.

Service Agreement Termination

During fiscal 2013, a service agreement in which the Company provided selected selling, distribution, and administrative services throughout North America in return for a commission based fee expired and was not renewed. The fees from the agreement comprised an insignificant portion of revenue. As a result of the service agreement termination, the Company eliminated several positions and reduced certain other support activities.

The related liability balance and activity for the restructuring charges are presented below:

Severance and Employee Benefits
Balance—July 1, 2013	$3.7
Payments	(0.9)
Balance—September 30, 2013	2.8

The Company expects to pay the remaining accrual of $2.8 primarily during fiscal 2014.

6. INVENTORIES

Inventories as of September 30, 2013 and June 30, 2013 are presented below:

	September 30, 2013	June 30, 2013
Raw materials	$158.3	$184.4
Work-in-process	25.0	35.6
Finished goods	481.4	388.2
Total inventories.	664.7	$608.2

7. GOODWILL

Goodwill and Other intangible assets, net as of September 30, 2013 and June 30, 2013 are presented below, net of impairment charges:

	September 30, 2013	June 30, 2013
Goodwill
Fragrances	$721.2	$711.0
Color Cosmetics	534.6	529.8
Skin & Body Care(a)	312.3	302.4
Total Goodwill	$1,568.1	$1,543.2
Other intangible assets, net
Indefinite-lived other intangible assets(b)	$1,174.0	$1,171.9
Finite-lived other intangible assets, net	774.5	784.7
Total Other intangible assets, net	$1,948.5	$1,956.6

(a)	Net of accumulated impairments of $384.4 as of September 30, 2013 and June 30, 2013.
(b)	Net of accumulated impairments of $188.6 as of September 30, 2013 and June 30, 2013.

The effect of foreign currency translation in the carrying amount of goodwill and indefinite-lived intangible assets are $10.7 and $2.1, respectively, as of September 30, 2013. In addition, during the three months ended September 30, 2013, the Company acquired 100% of the shares of StarAsia. The transaction was accounted for as a business combination (See Note 4).

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Net
June 30, 2013
License agreements	$827.0	$(451.6)	$375.4
Customer relationships	543.3	(173.1)	370.2
Trademarks	145.9	(112.5)	33.4
Product formulations	31.8	(26.1)	5.7
Total	$1,548.0	$(763.3)	$784.7

September 30, 2013
License agreements	$833.0	$(463.8)	$369.2
Customer relationships	554.3	(185.6)	368.7
Trademarks	147.4	(115.1)	32.3
Product formulations	31.9	(27.6)	4.3
Total	$1,566.6	$(792.1)	$774.5

Amortization expense totaled $22.6 and $21.9 for the three months ended September 30, 2013 and 2012, respectively.

8. FINANCING ARRANGEMENTS

On July 22, 2013, the Company amended the Note Purchase Agreement relating to its Senior Notes to, among other things, align the definition of “Change of Control” with the Company’s credit facility with JP Morgan Chase Bank, N.A. as administrative agent (the “Credit Facility”) and to modify the definition of “Consolidated EBITDA” to include or increase certain add-backs related to non-recurring expenses similar to those contained in the Credit Facility. Deferred financing fees of $0.5 were recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the amendment as of September 30, 2013.

On April 4, 2013, the Company entered into agreements with a third party to establish an entity that exclusively markets and sells beauty products in retail channels in Brazil. The third party provided 4.9 million Brazilian Reais ($2.2) of funding for the entity during the three months ended September 30, 2013. The funding is classified as Other noncurrent liabilities as of September 30, 2013 since the Company is obligated to repay the funding to the third party on April 4, 2023, which is the maximum contract term. The third party is entitled to its proportionate share of the earnings of the Brazil entity, payable annually for the expected life of the contract.

9. INTEREST EXPENSE

Interest expense, net for the three months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended September 30,
	2013	2012
Interest expense	$17.4	$20.2
Derivative (gains)—foreign exchange contracts	—	(0.6)
Foreign exchange transaction losses (gains)	0.9	(1.8)
Accretion of acquisition-related liability	—	0.2
Interest income	(0.9)	(1.1)
Total interest expense, net	$17.4	$16.9

10. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$0.8	$1.4	$1.1	$0.6	$0.7	$2.0	$2.6
Interest cost (income)	0.8	(0.6)	1.3	1.3	1.0	1.1	3.1	1.8
Expected return on plan assets	(0.6)	—	(0.3)	(0.2)	—	—	(0.9)	(0.2)
Amortization of prior service credit	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net loss (gain)	0.2	0.7	0.5	0.3	—	0.1	0.7	1.1
Net periodic benefit cost	$0.4	$0.9	$2.9	$2.5	$1.6	$1.8	$4.9	$5.2

11. FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of September 30, 2013 and June 30, 2013 are presented below:

	Level 1		Level 2		Level 3
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$0.1	$0.6	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$1.3	$0.8	$—	$—
Total recurring fair value measurements	$—	$—	$(1.2)	$(0.2)	$—	$—

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

The fair values of the Company’s financial instruments estimated as of September 30, 2013 and June 30, 2013 are presented below:

	September 30, 2013		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,095.0	$2,095.0	$2,095.0	$2,086.1
Senior Notes - Series A	100.0	108.8	100.0	108.3
Senior Notes - Series B	225.0	244.8	225.0	244.4
Senior Notes - Series C	175.0	189.4	175.0	190.0

12. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations and interest rate volatility through its global operations. The Company utilizes natural offsets to the fullest extent possible in order to identify net exposures. In the normal course of business, established policies and procedures are employed to manage these net exposures using a variety of financial instruments.

As of September 30, 2013 and June 30, 2013, the Company had foreign currency forward contracts with a notional value of $287.7 and $260.6, respectively, which mature at various dates through June 2014. These contracts are not designated as hedging instruments.

Quantitative Information

The fair value and presentation in the Condensed Consolidated Balance Sheets for derivative instruments not designated as hedging instruments as of September 30, 2013 and June 30, 2013 are presented below:

Fair Value of Derivative Instruments
	Assets			Liabilities
		Fair Value as of			Fair Value as of
	Classification	September 30, 2013	June 30, 2013	Classification	September 30, 2013	June 30, 2013
Foreign exchange contracts	Prepaid expenses and other current assets	$0.1	$0.6	Accrued expenses and other current liabilities	$1.3	$0.8
12

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three months ended September 30, 2013 and 2012 is presented below:

	(Loss) Recognized in Operations	Condensed Consolidated Statements of Operations Classification of (Loss)	Gain (Loss) Recognized in Operations	Condensed Consolidated Statements of Operations Classification of Gain (Loss)
	Three Months	Recognized in Operations	Three Months	Recognized in Operations
	Ended September 30, 2013		Ended September 30, 2012
Foreign exchange contracts	$—	Interest expense, net	$0.6	Interest expense, net
Foreign exchange contracts	(1.5)	Cost of Sales	(1.3)	Other expense

13. COMMON AND PREFERRED STOCK

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

Common Stock

During the three months ended September 30, 2013 the Company issued 0.3 million shares of its Class A Common Stock in connection with employee stock option exercises and received $1.6 in cash.

On July 12, 2013, the underwriters of the Company’s IPO exercised their option under the underwriting agreement to purchase from the selling stockholders 8.0 million additional shares of Class A Common Stock at the initial offering price (the “Overallotment Option”). In connection with the Overallotment Option, the Company reclassified 8.0 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of September 30, 2013. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

As of September 30, 2013, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of September 30, 2013, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 367.8 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 81.5 million and 302.6 million, respectively. There was no Preferred Stock outstanding as of September 30, 2013.

Treasury Stock

On September 13, 2013, the Company purchased less than 0.1 million shares of its Class A Common Stock that had been issued upon the exercise of certain stock options. The purchase was in connection with the net settlement of an employee’s stock option exercise and payment of related withholding taxes. The exercise occurred under the Company’s Long-Term Incentive Plan, which provides for automatic exercise of outstanding stock options immediately prior to their expiration date. The purchase was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. The fair value of the shares on the date of the purchase was $0.2 and was classified within Class A Common Stock and APIC.

Dividends

On September 17, 2013, the Company announced a cash dividend of $0.20 per share, or $77.6 on its Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on October 11, 2013 and is recorded as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2013. The remaining $0.7 is payable upon settlement of

Restricted Stock Units (“RSUs”) and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $1.0 is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2013. No dividends were declared or paid during the three months ended September 30, 2012.

14. SHARE-BASED COMPENSATION PLANS

During the three months ended September 30, 2013 the Company had four active share-based compensation plans, comprised of the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”), the Long-Term Incentive Plan (“LTIP”), the Executive Ownership Program (“EOP”) and the 2007 Stock Plan for Directors. Shares are available to be awarded for nonqualified stock options, RSUs and other share-based awards under the Omnibus LTIP and the 2007 Stock Plan for Directors. As of September 30, 2013, the Company had 50.4 million shares of Class A Common Stock available for grant.

Prior to June 12, 2013, the Company’s share-based compensation plans were accounted for under liability plan accounting, as they allowed for cash settlement or contained put features that allowed the holders to sell shares to the Company for cash. On June 12, 2013, the share-based compensation plans were amended, and the terms of the LTIP, EOP, and 2007 Stock Plan for Directors were restated in order to eliminate the put features and transition issued and outstanding shares as of June 12, 2013 to equity plan accounting. Additionally, the Omnibus LTIP was introduced in November 2012 to govern future grants of nonqualified stock options, RSUs, and other share based awards to employees.

Total share-based compensation expense for the three months ended September 30, 2013 and 2012 of $14.2 and $35.0, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

As of September 30, 2013, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $62.3 and $49.6, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 2.49 and 4.26 years, respectively.

Nonqualified Stock Options

Prior to June 12, 2013, the Company’s nonqualified and tandem stock option plans allowed all option holders to exercise their vested options for cash or for shares of Common Stock. These options were granted to eligible employees as specified in the terms of the plans. For these liability awards, the fair value of the award which determined the measurement of the liability on the balance sheet was re-measured at each reporting period. Fluctuations in the fair value of the liability awards were recorded as increases or decreases in share-based compensation expense until the award was settled. Subsequent to June 12, 2013, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on June 12, 2013.

The fair value of the Company’s outstanding stock option liability on June 12, 2013 and September 30, 2012 were estimated using the Black-Scholes valuation model with the following assumptions:

	2013	2012
Expected life of option	4.03 years	3.24 years
Risk-free interest rate	0.84%	0.43%
Expected volatility	32.53%	33.01%
Expected dividend yield	0.86%	0.97%

Expected life of option—The expected life of the option represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.

Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options, which ranged from 0.11% to 1.30% as of June 12, 2013 and from 0.0% to 1.08% as of September 30, 2012.

Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using 7.5 years of daily stock price history.

Expected dividend yield—The Company used an expected dividend yield of 0.86% and 0.97% as of June 12, 2013 and September 30, 2012, respectively, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.

Prior to June 12, 2013, all options related to share-based compensation plans were granted at the estimated fair value of Common Stock, which was determined based upon, in each instance, an evaluation by management with assistance from a major investment banking firm. The valuation of shares was based on (i) an aggregate value Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) benchmark of future earnings and (ii) a price earnings growth rate benchmark, with a comparison to peer group companies and market multiples. Additionally, the Company applied a theoretical liquidity discount of 10% to the valuation associated with the illiquidity of the Common Stock due to the absence of a public market for the stock and certain restrictions from the transfer of stock in a private entity.

Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.

The Company’s outstanding nonqualified stock options as of September 30, 2013 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	28.2	$9.05
Exercised	(0.3)	6.09
Forfeited or expired	(0.2)	9.41
Outstanding at September 30, 2013	27.7	$9.08
Vested and expected to vest at September 30, 2013	24.8	$9.02	$178.1	6.19
Exercisable at September 30, 2013	5.3	$9.31	$36.7	3.74

There were no options granted in the current year. The grant prices of the outstanding options as of September 30, 2013 ranged from $4.65 to $11.60. The grant prices for exercisable options ranged from $4.65 to $10.50.

A summary of the total intrinsic value of stock options exercised and payment to settle nonqualified stock options for the three months ended September 30, 2013 and 2012 is presented below:

	September 30,
	2013	2012
Intrinsic value of options exercised	$2.9	$5.5
Payment to settle nonqualified stock options	—	2.9

The Company’s non-vested nonqualified stock options as of September 30, 2013 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2013	22.7	$3.57
Vested	(0.1)	3.20
Forfeited	(0.2)	3.64
Non-vested at September 30, 2013	22.4	3.58
15

The share-based compensation expense recognized on the nonqualified stock options is $9.6 and $26.1 during the three months ended September 30, 2013 and 2012, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the exercised options contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of share ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to option holders of $0.3 to share-based compensation expense during the three months ended September 30, 2012.

Special Incentive Award

In February 2012 and September 2010, the Company granted a special incentive award to a select group of key executives that, upon vesting, provides 3.9 million shares of Common Stock, of which 1.5 million shares of Common Stock were forfeited by one holder during fiscal 2013. Prior to June 13, 2013, the date the Class A Common Stock began trading on the NYSE, vesting of these awards was dependent upon the occurrence of (i) an initial public offering by September 14, 2015 or (ii) if an initial public offering has not occurred by September 14, 2015, upon achievement of a target fair value of the Company’s share price and the completion of the service period upon the vesting date of September 14, 2015. All unvested awards are forfeited if an employee is terminated for any reason prior to vesting.

Prior to December 2012, the Company recorded these instruments at their fair value on the reporting period date utilizing a Monte Carlo valuation model that takes into account estimated probabilities of possible outcomes. During December 2012, the target fair value of the Company’s share price was achieved and as a result, share-based compensation expense was recorded based on the fair value of the Company’s Common Shares on each reporting period date. The Monte Carlo valuation model used the following assumptions as of September 30, 2012:

September 30, 2012
Expected life of award	5.0 years
Risk-free rate	1.32% to 1.51%
Expected volatility	33.01%
Expected dividend yield	0.97%

On June 13, 2013, the date Class A Common Stock began trading on the New York Stock Exchange, the special incentive awards were re-measured at the IPO price and 50% of the outstanding awards vested immediately. The remaining awards will vest on the one-year anniversary date of the IPO.

The Company has 1.2 million shares of outstanding and non-vested special incentive awards as of September 30, 2013 and June 30, 2013 with a weighted average grant date fair value of $6.82. Share-based compensation expense (income) recorded in connection with special incentive awards is $2.5 and $(3.7) for the three months ended September 30, 2013 and 2012. There was no vesting or forfeiture activity during the three months ended September 30, 2013. During the three months ended September 30, 2012, no vesting activity occurred and one holder forfeited an award of 1.5 million units.

Restricted Share Units

During the three months ended September 30, 2013, 1.8 million RSUs were granted under the Omnibus LTIP. During the three months ended September 30 2012, the Company granted RSUs of 2.2 million under the LTIP.

The Company’s outstanding RSUs as of September 30, 2013 and activity during the three months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	2.7
Granted	1.8
Outstanding at September 30, 2013	4.5
Vested and expected to vest at September 30, 2013	3.5	$57.0	4.11

The share-based compensation expense recorded in connection with the RSUs was $2.1 during the three months ended September 30, 2013 and 2012, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the released awards contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retains the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of RSUs of $0.6 to share-based compensation expense for the three months ended September 30, 2012.

The Company’s outstanding and non-vested RSUs as of September 30, 2013 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2013	2.3	$15.49
Granted	1.8	16.21
Outstanding and nonvested at September 30, 2013	4.1	$15.81

Less than 0.1 million RSUs vested and settled during the three months ended September 30, 2013. The total intrinsic value of RSUs vested and settled during the three months ended September 30, 2012 is $3.6.

Restricted Shares

During the three months ended December 31, 2012, the Company adopted the Omnibus LTIP and amended and restated the EOP. These plans govern restricted shares purchased by employees. As a result, all outstanding restricted shares purchased by employees (“Purchased Shares”) were considered vested as of the adoption date or amendment date, as applicable.

The Company’s outstanding restricted shares as of September 30, 2013 and activity during the three months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	1.7
Released	(0.5)
Outstanding at September 30, 2013	1.2
Vested at September 30, 2013	1.2	$6.7	3.16

Share-based compensation expense recorded in connection with the restricted shares was nil and $6.3 during the three months ended September 30, 2013 and 2012. There were no restricted shares purchased during the three months ended September 30, 2013 and 2012. The total intrinsic value of restricted shares vested and settled under the EOP during the three months ended September 30, 2012 is $11.1.

Prior to June 12, 2013, the share-based compensation plans governing the restricted and released shares contained a clause permitting the participants to sell their Purchased Shares of Common Stock back to the Company without restrictions once the restriction period on the Purchased Shares expired. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of Purchased Shares of $3.3 to share-based compensation expense for the three months ended September 30, 2012.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended September 30,
	2013	2012
	(in millions, except per share data)
Net income attributable to Coty Inc.	$93.5	$86.7
Weighted-average common shares outstanding—Basic	384.0	379.6
Effect of dilutive stock options(a)	7.9	13.3
Effect of restricted stock and RSUs(b)	1.6	2.9
Weighted-average common shares outstanding—Diluted	393.5	395.8
Net income attributable to Coty Inc. per common share:
Basic	$0.24	$0.23
Diluted	0.24	0.22

(a)	As of September 30, 2013 and 2012, outstanding options to purchase 1.2 million and 8.9 million shares of Common Stock, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)	As of September 30, 2013 and 2012, 1.8 million and 2.2 million RSUs outstanding, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

Noncontrolling Interests

The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. On August 23, 2013, the Company exercised its Call right for 7% of a certain Hong Kong subsidiary from the noncontrolling interest, which the Company intends to consummate on January 10, 2014. The Company estimates it will pay approximately $4.4 for this 7%.

Redeemable Noncontrolling Interests

On September 20, 2013, the Company and the non-controlling interest holder in the Company’s subsidiary in the United Arab Emirates (“UAE Subsidiary”) amended the shareholder agreement governing the Company’s UAE Subsidiary. As of July 1, 2014, the amendment will reduce the percentage of the Company’s Call right and percentage of the non-controlling interest holder’s put right to sell the non-controlling interest to the Company. As part of the amendment, the Company exercised its Call right for 7% of the UAE Subsidiary, which the Company intends to consummate on July 1, 2014. The Company estimates it will pay approximately $16.6 for this 7%. The Company also has the ability to exercise the call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

Legal Matters

The Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to the business. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

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

On June 28, 2013, the Company submitted the final voluntary disclosure to the OEE which disclosed information relating to overall compliance with U.S. export control laws by a majority-owned subsidiary in the UAE, and the nature and quantity of re-exports to Syria that the Company believes may constitute violations of the EAR. The disclosure addressed the above described findings and the remedial actions the Company has taken to date.

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

Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OEE and OAC each have wide discretion to settle claims for violations. The Company believes that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, the Company could suffer other adverse effects on its business as a result of any violations or the potential violations, including legal costs and harm to its reputation, and the Company also will incur costs associated with its efforts to improve its compliance procedures. The Company has not established a reserve for potential penalties. The Company does not know whether OEE or OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed.

17. SUBSEQUENT EVENTS

In October 2013, the Company began to consolidate its New York corporate offices. The Company expects to incur approximately $21.3 in lease losses during the remainder of fiscal 2014 which will be paid over the remainder of the weighted average lease terms of approximately 9 years.

On October 28, 2013, the Company entered into a service contract with a third party to provide manufacturing, distribution, and marketing services in South Africa. As a result, the Company terminated its existing manufacturing and distribution contract in South Africa and incurred 150.0 million South African Rand ($14.7) in termination fees, which will be recorded in the Condensed Consolidated Statement of Operations and was paid on November 7, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its majority and wholly-owned subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“Fiscal 2013 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See Part II — Item 1A. Risk Factors of our Fiscal 2013 Form 10-K for a discussion on the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.

All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to see softening in developed markets due to global economic uncertainties and volatility in certain European countries, Japan and for our Skin & Body Care segment in China. A significant part of our strategy is to expand our geographic footprint into emerging markets and diversify our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Brazil, Thailand and Taiwan in fiscal 2013, as well as Asia and South Africa during fiscal 2014.

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

Selling, general and administrative expenses also include the expense or benefit relating to our share-based compensation plans that are accounted for as liability plans through our initial public offering and as equity plans thereafter.

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

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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
21

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

RESULTS OF OPERATIONS

The following table is a comparative summary of operating results for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in millions)	2013	2012
NET REVENUES
By Segment:
Fragrances	$704.5	$702.5
Color Cosmetics	311.5	347.7
Skin & Body Care	162.2	162.9
Total	$1,178.2	$1,213.1
OPERATING INCOME (LOSS)
By Segment:
Fragrances	$152.8	$134.3
Color Cosmetics	36.8	73.2
Skin & Body Care	(3.5)	(4.5)
Corporate	(20.5)	(37.1)
Total	$165.6	$165.9

The following table presents our Statements of Operations, expressed as a percentage of net revenues:

	Three Months Ended September 30,
	2013	2012
Net revenues	100.0%	100.0%
Cost of sales	40.1	39.3
Gross Profit	59.9	60.7
Selling, general and administrative expenses	43.8	45.2
Amortization expense	1.9	1.8
Restructuring costs	0.1	—
Operating Income	14.1	13.7
Interest expense, net	1.5	1.4
Income Before Income Taxes	12.6	12.3
Provision for income taxes	3.9	4.5
Net Income	8.7	7.8
Net income attributable to noncontrolling interests	0.4	0.3
Net income attributable to redeemable noncontrolling interests	0.4	0.4
Net Income Attributable to Coty Inc.	7.9%	7.1%

Discussed below are our consolidated results of operations and the results of operations for each reportable segment.

NET REVENUES

In the three months ended September 30, 2013, net revenues decreased 3%, or $34.9, to $1,178.2 from $1,213.1 in the three months ended September 30, 2012. Foreign currency exchange translations had an immaterial impact on total net revenues. The decrease was primarily the result of a decline in unit volume of 8%, partially offset by a positive price and mix impact of 5%.

Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2013	2012	Change %
NET REVENUES
Fragrances	$704.5	$702.5	0%
Color Cosmetics	311.5	347.7	(10%)
Skin & Body Care	162.2	162.9	(0%)
Total	$1,178.2	$1,213.1	(3%)

Fragrances

In the three months ended September 30, 2013, net revenues of Fragrances increased $2.0, to $704.5 from $702.5 in the three months ended September 30, 2012. Foreign currency exchange translations had an immaterial negative impact on net revenues in Fragrances. Unit volume for the three months ended September 30, 2013 was in line with the three months ended September 30, 2012, and price and mix had an immaterial impact on the segment. In fiscal 2013, we divested one of our licenses and a certain North American service agreement expired and was not renewed (“2013 Ceased Activities”). Excluding the impact of foreign currency exchange translations and the impact to net revenues of $5.9 from the 2013 Ceased Activities, net revenues of Fragrances increased $6.1, or 1%. Segment growth was primarily driven by increased net revenues from Roberto Cavalli, Chloé, Davidoff and Calvin Klein, in part due to the launches of Just Cavalli for him, Just Cavalli for her,

Roses de Chloé, See by Chloé, Davidoff The Game, Davidoff Cool Water Woman Sea Rose and Calvin Klein Downtown. Segment growth was also driven by incremental net revenues from the newly established brand Katy Perry Killer Queen. Partially offsetting this growth were lower net revenues from Lady Gaga and Beyoncé due to a lower level of new launch activity for these two brands in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the expiration of certain licenses and customer orders in the U.S. that were received in the three months ended September 30, 2012, but which we anticipate receiving in the three months ended December 31, 2013, as retailers are taking a cautious approach to the upcoming holiday season in the face of a slowing retail environment.

Color Cosmetics

In the three months ended September 30, 2013, net revenues of Color Cosmetics decreased 10%, or $36.2, to $311.5 from $347.7 in the three months ended September 30, 2012. Foreign currency exchange translations had an immaterial impact on net revenues in Color Cosmetics. The decrease was primarily the result of a decline in unit volume of 9% and a negative price and mix impact of 1%. The decline in the segment was primarily driven by lower net revenues of Sally Hansen and OPI in the U.S. The decrease from Sally Hansen was in part due to several key U.S. mass retailers significantly reducing their inventory on hand in response to the sudden decline in consumer demand for nail products, resulting in lower replenishment orders in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Net revenues for Sally Hansen were also negatively affected by an increasingly competitive retail environment. Also contributing to the decline in Sally Hansen were lower net revenues from Sally Hansen Salon Effects and Sally Hansen Magnetic Nail Color, which generated stronger net revenues in the three months ended September 30, 2012 as new launches, partially offset by higher net revenues from gel nail color category products in the three months ended September 30, 2013. The decline in OPI in the U.S. primarily reflects the discontinuation of a particular product line sold exclusively by a large retailer, and lower net revenues of products sold through the professional nail salon chain. Lower net revenues in N.Y.C. New York Color, Astor and Manhattan also contributed to the decline in the Color Cosmetics segment. Partially offsetting the decline in the segment was an increase in Rimmel primarily reflecting the success of new launches Rimmel Scandal’eyes Retro Glam mascara and Rimmel Apocalips lip lacquer. The negative price and mix impact for the segment was primarily driven by unit price declines in most key brands within the segment primarily driven by a promotionally competitive retail environment.

Skin & Body Care

In the three months ended September 30, 2013, net revenues of Skin & Body Care decreased $0.7, to $162.2 from $162.9 in the three months ended September 30, 2012. The decrease was primarily the result of a decline in unit volume of 11% offset by a positive price and mix impact of 9% and a positive impact of foreign currency exchange translations of 2%. Excluding the positive impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 2% driven by lower net revenues from TJoy, partially reflecting the impact of commencing our distribution network reorganization. Partially offsetting the decline were higher net revenues from philosophy, primarily driven by higher orders from customers in the U.S. and higher net revenues from the direct-to-consumer distribution channel, along with increased net revenues from expanded international distribution. Net revenues increased slightly for adidas primarily driven by growth in Latin America and Eastern Europe, reflecting our strategy of accelerated growth in emerging markets, partially offset by lower revenues in Southern Europe and the U.S. The positive price and mix impact for the segment was primarily driven by higher relative volumes of higher-priced philosophy products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended September 30,
(in millions)	2013	2012	Change %
NET REVENUES
Americas	$468.6	$530.6	(12%)
EMEA	569.0	544.9	4%
Asia Pacific	140.6	137.6	2%
Total	$1,178.2	$1,213.1	(3%)
24

Americas

In the three months ended September 30, 2013, net revenues in the Americas decreased 12%, or $62.0, to $468.6 from $530.6 in the three months ended September 30, 2012. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 10% primarily driven by lower net revenues in the U.S. The decline in the U.S. was primarily driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen and OPI as described under “Net Revenues by Segment—Color Cosmetics” above, and Fragrances, primarily reflecting the negative trend of the U.S. mass fragrance markets, lower net revenues from Lady Gaga and Beyoncé, due to a lower level of new launch activity in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and the expiration of certain licenses. In addition, customer orders that were received in the three months ended September 30, 2012, but which we anticipate receiving in the three months ended December 31, 2013, have also negatively affected net revenues for Fragrances in the U.S. as retailers are taking a cautious approach to the upcoming holiday season in the face of a slowing retail environment. Partially offsetting the decline in the Americas were higher net revenues in Latin America, reflecting our strategy of accelerated growth in emerging markets. Increases in Brazil, Chile and Argentina contributed to this growth.

EMEA

In the three months ended September 30, 2013, net revenues in EMEA increased 4%, or $24.1, to $569.0 from $544.9 in the three months ended September 30, 2012. Excluding the positive impact of foreign currency exchange translations, net revenues in EMEA increased 2%. Net revenues related to the 2013 Ceased Activities had an immaterial impact on the region. Growth in EMEA was primarily driven by the U.K., our travel retail business in the region and the Middle East, primarily reflecting strong growth in Fragrances from new launches within the Roberto Cavalli, Davidoff and Chloé brands. Higher net revenues in the U.K. also reflect earlier holiday orders, incremental net revenues from new launches Katy Perry Killer Queen and Vera Wang Be Jeweled and growth in Sally Hansen and philosophy. Growth in our travel retail business in the region and the Middle East also reflect higher net revenues in Color Cosmetics, primarily reflecting expanded distribution of OPI. Partially offsetting growth in the region were lower net revenues in our Southern European markets, particularly in France and Spain. The decline in Southern Europe primarily reflects difficult economic conditions and a competitive retail environment that is sensitive to pricing. Net revenues in Germany, our largest market in the region, were positively affected by foreign currency translations. Excluding the impact of foreign currency translations and the net revenues related to the 2013 Ceased Activities, net revenues in Germany were in line with the prior year.

Asia Pacific

In the three months ended September 30, 2013, net revenues in Asia Pacific increased 2%, or $3.0, to $140.6 from $137.6 in the three months ended September 30, 2012. The negative impact of foreign currency exchange translations of approximately 5% was predominantly driven by the devaluation of the Australian Dollar and Japanese Yen. Excluding the negative impact of foreign currency exchange translations, net revenues in Asia Pacific increased 7%. Growth in Asia Pacific was driven by all countries in the region, with the exception of China. Higher net revenues in Australia led growth in the region primarily reflecting higher net revenues from Fragrances brands, such as Calvin Klein, Joop! and Beyoncé, and incremental net revenues from the newly established brand Katy Perry Killer Queen, partially offset by lower net revenues from Lady Gaga, due to a lower level of new launch activity in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Higher net revenues in Singapore, our travel retail business and Hong Kong also contributed to growth in Asia Pacific, primarily driven by growth in prestige fragrances. Our travel retail business in the region also reflects higher net revenues from OPI. Growth in the region also reflects incremental net revenues from newly established subsidiaries in Taiwan, Thailand, Korea and Southeast Asia. The decline in China was primarily driven by lower net revenues of TJoy, partially offset by growth in adidas, Lancaster, Davidoff and Balenciaga.

COST OF SALES

In the three months ended September 30, 2013, cost of sales decreased $4.4, to $472.0 from $476.4 in the three months ended September 30, 2012. Cost of sales as a percentage of net revenues increased to 40.1% in the three months ended September 30, 2013 from 39.3% in the three months ended September 30, 2012, resulting in a gross margin decline of approximately 80 basis points. This decrease in gross margin primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment and the negative impact of foreign currency exchange transactions, partially offset by continued contribution from our supply chain savings program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 30, 2013, selling, general and administrative expenses decreased $32.5, to $516.4 from $548.9 in the three months ended September 30, 2012. Selling, general and administrative expenses as a percentage of net revenues decreased to 43.8% in the three months ended September 30, 2013 from 45.2% in the three months ended September 30, 2012. This decrease of approximately 140 basis points primarily reflects lower share-based compensation expense and lower advertising and consumer promotion spending, partially offset by higher administrative costs. Lower share-based compensation expense primarily reflects the accounting modification from liability plan accounting for the three months ended September 30, 2012 to equity plan accounting for the three months ended September 30, 2013. The decrease in advertising and consumer promotion spending in part reflects a change in the type of promotional spend, resulting in expenses being recorded as a reduction to net revenues versus selling, general and administrative expenses. In total, promotional spend as a percentage of net revenues increased slightly reflecting our commitment to invest behind our brands. The increase in administrative costs primarily reflects higher rent and lease expense related to the real estate consolidation program and higher insurance expense. Excluding the negative impact of foreign currency exchange translations, administrative costs decreased slightly reflecting lower compensation expense primarily driven by management incentive programs and our focus on cost containment. This decrease in administrative costs was not enough to offset the decline in net revenues, resulting in an increase of administrative costs as a percentage of net revenues.

OPERATING INCOME

In the three months ended September 30, 2013, operating income decreased $0.3, to $165.6 from $165.9 in the three months ended September 30, 2012. Operating margin, or operating income as a percentage of net revenues, increased approximately 40 basis points to 14.1% of net revenues in the three months ended September 30, 2013 as compared to 13.7% in the three months ended September 30, 2012. This increase reflects margin improvement of approximately 140 basis points driven by lower selling, general and administrative expenses, partially offset by a decline in margin of approximately 100 basis points related to higher cost of sales in Color Cosmetics and Skin & Body Care partially offset by lower cost of sales in Fragrances, and higher restructuring expense and amortization expense.

Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2013	2012	Change %
OPERATING INCOME (LOSS)
Fragrances	$152.8	$134.3	14%
Color Cosmetics	36.8	73.2	(50%)
Skin & Body Care	(3.5)	(4.5)	(22%)
Corporate	(20.5)	(37.1)	(45%)
Total	$165.6	$165.9	(0%)

Fragrances

In the three months ended September 30, 2013, operating income for Fragrances increased 14%, or $18.5, to $152.8 from $134.3 in the three months ended September 30, 2012. The increase in operating income reflects higher net revenues and improved operating margin. Operating margin increased to 21.7% of net revenues in the three months ended September 30, 2013 as compared to 19.1% in the three months ended September 30, 2012, primarily driven by lower selling, general and administrative expenses and cost of sales as percentages of net revenues.

Color Cosmetics

In the three months ended September 30, 2013, operating income for Color Cosmetics decreased 50%, or $36.4, to $36.8 from $73.2 in the three months ended September 30, 2012. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 11.8% of net revenues in the three months ended September 30, 2013 as compared to 21.1% in the three months ended September 30, 2012, primarily driven by higher selling, general and administrative expenses and cost of sales as percentages of net revenues.

Skin & Body Care

In the three months ended September 30, 2013, operating loss for Skin & Body Care decreased 22%, or $1.0, to $(3.5) from $(4.5) in the three months ended September 30, 2012. Operating margin increased to (2.2%) of net revenues in the three months ended September 30, 2013 as compared to (2.8%) in the three months ended September 30, 2012, primarily driven by lower amortization expense, selling, general and administrative expenses and cost of sales as percentages of net revenues.

Corporate

Corporate primarily includes share-based compensation expense adjustment and other corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

Corporate includes share-based compensation expense adjustment included in the calculation of Adjusted Operating Income of $9.9 and $29.5 in the three months ended September 30, 2013 and 2012, respectively. Following June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation expense represents the difference between equity plan accounting using the grant date fair value and equity plan accounting using the June 12, 2013 fair value. Prior to June 12, 2013, the component of the share-based compensation expense represented the difference between share-based compensation expense accounted for under equity plan accounting based on grant date fair value, and under liability plan accounting based on reporting date fair value.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended September 30,
(in millions)	2013	2012	Change %
Reported Operating Income	$165.6	$165.9	(0%)
% of Net revenues	14.1%	13.7%
Share-based compensation expense adjustment	9.9	29.5	(66%)
Reported Operating Income adjusted for share-based compensation adjustment	$175.5	$195.4	(10%)
% of Net revenues	14.9%	16.1%
Other adjustments:
Real estate consolidation program costs	6.7	5.2	29%
Restructuring and other business realignment costs	2.8	0.7	>100%
Public entity preparedness costs	0.9	1.7	(47%)
Acquisition-related costs	0.2	—	N/A
Total other adjustments to Reported Operating Income	10.6	7.6	39%
Adjusted Operating Income	$186.1	$203.0	(8%)
% of Net revenues	15.8%	16.7%

In the three months ended September 30, 2013, Adjusted Operating Income decreased 8%, or $16.9, to $186.1 from $203.0 in the three months ended September 30, 2012. Adjusted operating margin decreased to 15.8% of net revenues in the three months ended September 30, 2013 as compared to 16.7% in the three months ended September 30, 2012, primarily driven by higher cost of sales. Excluding the negative impact of foreign currency exchange translations, adjusted operating income decreased 7%.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $9.9 and $29.5 in the three months ended September 30, 2013 and 2012, respectively, as described under “Operating Income by Segment—Corporate” above. The decrease in the share-based compensation expense adjustment in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily reflects the accounting modification from liability plan accounting for the three months ended September 30, 2012 to equity plan accounting for the three months ended September 30, 2013.

Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and we follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and restricted stock units is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

Real Estate Consolidation Program Costs

In the three months ended September 30, 2013, we incurred $6.7 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $3.4 of depreciation and $2.7 of duplicative rent expense. We expect to continue to incur additional costs associated with the consolidation of real estate in New York during the remainder of fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In the three months ended September 30, 2012, we incurred $5.2 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $4.0 of accelerated depreciation and $1.0 of duplicative rent expense.

In all reported periods, all real estate consolidation program costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Restructuring and Other Business Realignment Costs

During the three months ended June 30, 2013, our Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”), as described in Note 5, “Restructuring Costs” in our notes to Condensed Consolidated Financial Statements. We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $26.9 has been incurred through September 30, 2013. In the three months ended September 30, 2013, $1.6M has been incurred and is reflected in restructuring costs in the Condensed Consolidated Statement of Operations.

Additionally, the Company has incurred other business realignment costs of $1.2 and $0.7 during the three months ended September 30, 2013 and 2012, respectively, which includes $0.2 of accelerated depreciation during the three months ended September 30, 2013. There was no accelerated depreciation during the three months ended September 30, 2012. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Public Entity Preparedness Costs

In the three months ended September 30, 2013, we incurred public entity preparedness costs of $0.9 primarily consisting of a third party expense reimbursement to JAB Holdings II B.V., Berkshire Partners LLC and Rhone Capital L.L.C. as described in “Certain Relationships and Related Transaction, and Director Independence – Third Party Expenses” in Part III – Item 13 of our Annual Report on Form 10-K for the year ended June 30, 2013 and remaining miscellaneous costs associated with our initial public offering.

In the three months ended September 30, 2012, we incurred public entity preparedness costs of $1.7 primarily consisting of consulting and legal fees associated with preparation and filing of the registration statement for our initial public offering.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Acquisition-Related Costs

In the three months ended September 30, 2013, we incurred acquisition-related costs of $0.2 which consisted of external costs directly related to certain completed and/or contemplated business combinations. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

In the three months ended September 30, 2012, we did not incur any acquisition-related costs.

INTEREST EXPENSE, NET

Interest expense includes related party interest expense, net and third party interest expense, net. In the three months ended September 30, 2013, interest expense, net was $17.4 as compared with $16.9 in the three months ended September 30, 2012. The increase in expense primarily relates to a decrease in foreign exchange transaction gains of $2.7 and a decrease in gains on derivative foreign exchange contracts of $0.6, partially offset by lower interest expense on our debt instruments of $2.8.

INCOME TAXES

The effective income tax rate for the three months ended September 30, 2013 and 2012 is 31.1% and 36.5%, respectively. The difference in the effective tax rate is primarily due to the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively certain international provisions that had expired. As a result, Internal Revenue Code Section 954(c)(6) was extended. The extension was applicable for the three months ended September 30, 2013 resulting in a lower effective tax rate compared to the three months ended September 30, 2012.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$148.4	$46.2	31.1%	$149.2	$54.4	36.5%
Share-based compensation expense adjustment(a)	9.9	1.8		29.5	2.9
Other adjustments to Operating Income(a)	10.6	3.9		7.6	3.1
Adjusted Income Before Income Taxes	$168.9	$51.9	30.7%	$186.3	$60.4	32.4%

(a)	See “Overview—Non-GAAP Financial Measures” for further information.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended September 30, 2013, net income attributable to Coty Inc. increased $6.8, to $93.5, from $86.7 in the three months ended September 30, 2012. This increase primarily reflects operating income in the three months ended September 30, 2013 consistent with the three months ended September 30, 2012 and lower tax expense as described in “Income Taxes” above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2013	2012	Change %
Reported Net Income Attributable to Coty Inc.	$93.5	$86.7	8%
% of Net revenues	7.9%	7.1%
Share-based compensation expense adjustment(a)	9.9	29.5	(66%)
Change in tax provision due to share-based compensation expense adjustment	(1.8)	(2.9)	38%
Net Income adjusted for share-based compensation expense adjustment	101.6	113.3	(10%)
% of Net revenues	8.6%	9.3%
Other adjustments to Operating Income (a)	10.6	7.6	39%
Change in tax provision due to other adjustments to Reported Net Income Attributable to Coty Inc.	(3.9)	(3.1)	(26%)
Adjusted Net Income Attributable to Coty Inc.	$108.3	$117.8	(8%)
% of Net revenues	9.2%	9.7%
Per Share Data
Weighted-average common shares
Basic	384.0	379.6
Diluted	393.5	395.8
Adjusted net income attributable to Coty Inc. per common share(b)
Basic	0.28	0.31
Diluted	0.28	0.30

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	The current cash tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $6.0 as of September 30, 2013 and 2012. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share is $0.02 for the three months ended September 30, 2013 and 2012.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2013, we had cash and cash equivalents of $946.8 compared with $920.4 and $609.4 at June 30, 2013 and 2012, respectively.

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

Cash Flows

	Three Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2013	2012
(in millions)
Net cash provided by (used in) operating activities	$101.2	$(24.7)
Net cash used in investing activities	(90.6)	(68.0)
Net cash (used in) provided by financing activities	(9.7)	35.1

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities was $101.2 and $(24.7) for the three months ended September 30, 2013 and 2012, respectively. The increase in operating cash inflows of $125.9 is primarily due to increased cash inflows for trade receivables of $89.1 primarily resulting from timing of the comparatively larger accounts receivable outstanding at June 30, 2013 as well as improved collections, an increase in accounts payable of $40.7 as a result of extended vendor payment terms and a decrease in cash outflows as a result of an inventory reduction initiative of $37.2, and a decrease in cash outflows resulting from timing for payments of certain prepaid expenses and other assets of $11.5, offset by increased cash outflow for accrued expenses and other liabilities of $30.4 primarily due to the timing of promotional and marketing activities and an increase in cash outflow for income taxes of $7.3.

Net cash used in investing activities

Net cash used in investing activities was $90.6 and $68.0 for the three months ended September 30, 2013, and 2012, respectively. During the three months ended September 30, 2013, we had cash outflows of $25.0 related to a business combination. During the three months ended September 30, 2012, we had cash outflows of $8.0 for the acquisition of a celebrity fragrance license.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities was $(9.7) and $35.1 for the three months ended September 30, 2013 and 2012, respectively. The decrease in financing cash inflows of $44.8 is primarily due to repayment of our short-term and long-term debt agreements and a decrease in net borrowings under our revolver due to an increase in operating cash flows.

Commitments

Noncontrolling Interests

We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. On August 23, 2013, we exercised our Call right for 7% of a certain Hong Kong subsidiary from the noncontrolling interest, which we intend to consummate on January 10, 2014. We estimate we will pay approximately $4.4 for this 7%.

Redeemable Noncontrolling Interests

On September 20, 2013, we amended the shareholder agreement governing the Company’s UAE Subsidiary. The amendment will reduce the percentage of our Call right and percentage of the non-controlling interest holder’s put right to sell the non-controlling interest to us as of July 1, 2014. As part of the amendment we also exercised our Call right for 7% of the UAE Subsidiary which we intend to consummate on July 1, 2014. We estimate we will pay approximately $16.6 for this 7%.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $3.9 and $3.3 as of September 30, 2013 and June 30, 2013, respectively.

Dividends

On September 17, 2013, we announced a cash dividend of $0.20 per share, or $77.6 on our Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on October 11, 2013 and is recorded as Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2013. The remaining $0.7 is payable upon settlement of Restricted Stock Units (“RSUs”) and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, we reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $1.0 is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2013. No dividends were declared or paid during the three months ended September 30, 2012.

Critical Accounting Policies

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements.

•	Revenue Recognition

•	Goodwill, Other Intangible Assets and Long-Lived Assets

•	Pension and Other Post-Employment Benefit Costs

•	Share-Based Compensation

•	Income Taxes

As of September 30, 2013, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2013.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance; expected growth; our ability to support our planned business operation on a near- and long-term basis and our outlook for fiscal 2014’s second quarter and full year. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should,” “outlook,” “continue,” “intend,” “aim” and similar words or phrases.

Reported results should not be considered an indication of future performance, and actual results may differ materially from the results predicted due to risks and uncertainties including:

•	our ability to achieve our global business strategy and compete effectively in the beauty industry;
•	our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly;
•	our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions;
•	risks related to our international operations, including foreign political, regulatory, economic and reputational risks;
•	dependence on certain licenses, entities performing outsourced functions and third-party suppliers;
•	our and our brand partners’ and licensors’ ability to obtain, maintain and protect the intellectual property rights used in our products and our abilities to protect our respective reputations;
•	impairments to our goodwill and other assets;
•	global political and/or economic uncertainties or disruptions, including a general economic downturn, the debt crisis and economic environment in Europe, a sudden disruption in business conditions affecting consumer purchases of our products, volatility in the financial markets and fluctuations in currency exchange rates;
•	our ability to manage seasonal variability;
•	consolidation among retailers, shifts in consumers’ preferred distribution channels, and other changes in the retail environment in which we sell our products;
•	disruptions in operations;
•	increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches;
•	changes in laws, regulations and policies that affect our business or products;
•	market acceptance of new product introductions; and
•	the illegal distribution and sale by third parties of counterfeit versions of our products.

More information about potential risks and uncertainties that could affect our business and financial results is included under Item 1A. Risk Factors in our Fiscal 2013 on Form 10-K.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Industry, Ranking and Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications (including Euromonitor International Ltd), government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk Management

We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, primarily relating to receivables, inventories, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency (losses) gains of $(3.4) million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and reflected within operating income. In addition, we recorded foreign currency (losses) gains of $(0.9) million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, resulting from financing foreign currency exchange transactions that have been included within interest expense, net and other (income) expense, net.

We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. We do not use hedge accounting for these contracts. As of September 30, 2013, we had foreign currency forward contracts with notional value of $287.7 million, which mature at various dates through June 2014, compared with $260.6 million as of June 30, 2013.

We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of September 30, 2013, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures are estimated to result in a decrease to income before income taxes of $8.2 million. In the view of management, these hypothetical losses resulting from an assumed change in foreign currency exchange rates are not material to our condensed consolidated financial statement position or results of operations.

Interest Rate Risk Management

We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates in the United States.

If interest rates had been 10% higher/lower and all other variables were held constant, income before income taxes for the three months ended September 30, 2013 and 2012 would decrease/increase by $3.2 million and $3.8 million, respectively.

Credit Risk Management

We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $0.1 million and $0.3 million as of September 30, 2013 and 2012, respectively. Accordingly, management believes risk of material loss under these hedging contracts is remote.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Fiscal 2013 Form 10-K”). There have been no subsequent material developments to these matters.

We are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. Other than as previously disclosed in the Fiscal 2013 Form 10-K, management believes that current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The table below provides information with respect to repurchases of shares of our Class A Common Stock. No shares of Class A Common Stock were repurchased during the months of July 2013 and August 2013. No Class B Common Stock shares were repurchased during this period.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30, 2013	15,302	$15.87	—	(1)	—	(1)

(1)	During the fiscal quarter ended September 30, 2013, we repurchased 15,302 shares of Class A Common Stock in connection with an exercise of stock options held by one of our employees who entered into a lockup agreement in connection with our initial public offering. We repurchased only shares sufficient for payment of the exercise price and withholding taxes. If an employee or director who has entered into a lockup agreement in connection with our initial public offering exercises stock options or settles RSUs during the remainder of the lockup period, we intend to repurchase only shares sufficient for payment of any applicable stock option exercise price or withholding taxes. We do not intend to repurchase any shares, including in connection with the payment of applicable stock options exercise prices and withholding taxes, after the end of the lockup period set forth in the lockup agreements.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Document

10.7		Lease Agreement, dated as of July 12, 2013, between Coty France S.A.S. and Patrizia Gewerbeinvest KAG MBH (replaces and supersedes Exhibit 10.7 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

21.1		List of Significant Subsidiaries (replaces and supersedes Exhibit 21.1 to the registrant’s Annual Report on Form 10-K filed on September 17, 2013)

31.1		Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)

31.2		Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350

32.2		Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coty Inc.

Date: November 7, 2013	By:	/s/ MICHELE SCANNAVINI
Name: Michele Scannavini
Title: Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Sérgio Pedreiro
Name: Sérgio Pedreiro
Title: Chief Financial Officer
(Principal Financial Officer)
37