Form 10-Q
period 2013-12-31
COTY INC.
filed 2014-02-14
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013
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

At February 12, 2014, 86,016,843 shares of the registrant’s Class A Common Stock, $0.01 par value, and 298,611,513 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

INDEX TO FORM 10-Q

		Page
Part I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012	1
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012	2
	Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013	3
	Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the six months ended December 31, 2013 and Condensed Consolidated Statements of Equity, Redeemable Common Stock and Redeemable Noncontrolling Interests for the six months ended December 31, 2012	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	49

Part II:	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6.	Exhibits	51

Signatures		52

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$1,323.2	$1,379.5	$2,501.4	$2,592.6
Cost of sales	549.3	562.9	1,021.3	1,039.3
Gross profit	773.9	816.6	1,480.1	1,553.3
Selling, general and administrative expenses	603.0	590.9	1,119.4	1,139.8
Amortization expense	22.7	22.3	45.3	44.2
Restructuring costs	4.7	0.4	6.3	0.4
Gain on sale of asset	—	(19.3)	—	(19.3)
Operating income	143.5	222.3	309.1	388.2
Interest expense, net	16.7	18.4	34.1	35.3
Other income, net	—	(0.2)	(0.2)	(0.4)
Income before income taxes	126.8	204.1	275.2	353.3
Provision for income taxes	33.7	70.7	79.9	125.1
Net income	93.1	133.4	195.3	228.2
Net income attributable to noncontrolling interests	6.8	5.2	11.1	9.0
Net income attributable to redeemable noncontrolling interests	3.8	5.0	8.2	9.3
Net income attributable to Coty Inc.	$82.5	$123.2	$176.0	$209.9
Net income attributable to Coty Inc. per common share:
Basic	$0.21	$0.32	$0.46	$0.55
Diluted	0.21	0.31	0.45	0.53
Weighted-average common shares outstanding:
Basic	384.4	381.3	384.2	380.5
Diluted	393.3	397.7	393.5	396.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$93.1	$133.4	$195.3	$228.2
Other comprehensive income:
Foreign currency translation adjustment	15.8	15.8	59.1	52.9
Change in derivative losses on cash flow hedges, net of taxes of $0.2 and nil, and $0.2 and nil during the three and six months, respectively	(1.4)	—	(1.4)	—
Pension and other post-employment benefits, net of tax of $0.3 and nil, and $0.2 and nil during the three and six months, respectively	(0.1)	—	0.4	—
Total other comprehensive income, net of tax	14.3	15.8	58.1	52.9
Comprehensive income	107.4	149.2	253.4	281.1
Comprehensive income attributable to noncontrolling interests:
Net income	6.8	5.2	11.1	9.0
Foreign currency translation adjustment	(0.2)	0.2	—	0.3
Total comprehensive income attributable to noncontrolling interests	6.6	5.4	11.1	9.3
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.8	5.0	8.2	9.3
Foreign currency translation adjustment	(0.4)	(0.6)	(0.3)	(0.4)
Total comprehensive income attributable to redeemable noncontrolling interests	3.4	4.4	7.9	8.9
Comprehensive income attributable to Coty Inc.	$97.4	$139.4	$234.4	$262.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,154.0	$920.4
Trade receivables—less allowances of $19.6 and $14.5, respectively	779.0	622.7
Inventories	559.9	608.2
Prepaid expenses and other current assets	181.7	191.2
Deferred income taxes	75.1	74.4
Total current assets	2,749.7	2,416.9
Property and equipment, net	529.5	500.7
Goodwill	1,573.2	1,543.2
Other intangible assets, net	1,930.7	1,956.6
Deferred income taxes	10.6	9.2
Other noncurrent assets	75.3	43.4
TOTAL ASSETS	$6,869.0	$6,470.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$748.1	$711.7
Accrued expenses and other current liabilities	823.1	671.1
Short-term debt and current portion of long-term debt	29.0	40.1
Income and other taxes payable	55.9	34.8
Deferred income taxes	5.8	5.5
Total current liabilities	1,661.9	1,463.2
Long-term debt	2,580.1	2,590.1
Pension and other post-employment benefits	251.4	241.3
Deferred income taxes	321.7	320.0
Other noncurrent liabilities	248.7	239.9
Total liabilities	5,063.8	4,854.5
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS	104.1	105.8
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 86.3 and 73.6 issued, respectively and 85.9 and 73.2 outstanding, respectively at December 31, 2013 and June 30, 2013	0.8	0.7
Class B Common Stock, $0.01 par value; 367.8 shares authorized, 298.6 issued and outstanding and 310.6 issued and outstanding, respectively at December 31, 2013 and June 30, 2013	3.0	3.1
Additional paid-in capital	1,898.4	1,943.9
Accumulated deficit	(153.0)	(329.0)
Accumulated other comprehensive loss	(60.2)	(118.6)
Treasury stock—at cost, shares: 0.4 at December 31, 2013 and June 30, 2013	(6.4)	(6.1)
Total Coty Inc. stockholders’ equity	1,682.6	1,494.0
Noncontrolling interests	18.5	15.7
Total equity	1,701.1	1,509.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,869.0	$6,470.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND

REDEEMABLE NONCONTROLLING INTERESTS

For the Six Months Ended December 31, 2013

(In millions, except per share data)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2013	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$105.8
Conversion of Class B to Class A Common Stock	12.0	0.1	(12.0)	(0.1)						—		—
Purchase of Class A Common Stock					0.3			—	(0.3)	—		—
Exercise of employee stock options	0.7	—			3.8					3.8		3.8
Share-based compensation expense					22.2					22.2		22.2
Dividends ($0.20 per common share)					(77.4)					(77.4)		(77.4)
Net income						176.0				176.0	11.1	187.1	8.2
Other comprehensive income							58.4			58.4	—	58.4	(0.3)
Distribution to noncontrolling interests, net											(8.3)	(8.3)	(4.0)
Adjustment of redeemable noncontrolling interests to redemption value					5.6					5.6		5.6	(5.6)
BALANCE—December 31, 2013	86.3	$0.8	298.6	$3.0	$1,898.4	$(153.0)	$(60.2)	0.4	$(6.4)	$1,682.6	$18.5	$1,701.1	$104.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, REDEEMABLE COMMON STOCK AND

REDEEMABLE NONCONTROLLING INTERESTS

For the Six Months Ended December 31, 2012

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Common	Redeemable Noncontrolling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Stock	Interests
BALANCE—July 1, 2012	399.4	$4.0	$1,496.2	$(390.3)	$(147.2)	17.5	$(105.5)	$857.2	$12.0	$869.2	$172.4	$95.9
Issuance of Common Stock	0.7	—	55.0					55.0		55.0
Reclassification of common stock to liability			(55.0)					(55.0)		(55.0)
Reclassification of liability to redeemable common stock											50.7
Fair value adjustment of redeemable common stock			(16.8)					(16.8)		(16.8)	16.8
Transfer of redeemable common stock to JAB			93.5					93.5		93.5	(93.5)
Purchases of redeemable common stock			1.4			0.1	(1.4)				(0.2)
Dividends ($0.15 per common share)			(57.8)					(57.8)		(57.8)
Net income				209.9				209.9	9.0	218.9		9.3
Other comprehensive income (loss)					53.0			53.0	0.3	53.3		(0.4)
Distribution to noncontrolling interests, net									(6.9)	(6.9)		(9.5)
Adjustment of redeemable noncontrolling interests to redemption value			(7.5)					(7.5)		(7.5)		7.5
BALANCE—December 31, 2012	400.1	$4.0	$1,509.0	$(180.4)	$(94.2)	17.6	$(106.9)	$1,131.5	$14.4	$1,145.9	$146.2	$102.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195.3	$228.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126.6	125.0
Deferred income taxes	(5.8)	9.5
Provision for bad debts	4.4	3.2
Provision for pension and other post-employment benefits	9.3	8.6
Share-based compensation	23.5	45.1
Gain on sale of asset	—	(19.3)
Other	10.0	2.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(142.5)	(166.8)
Inventories	59.7	42.7
Prepaid expenses and other current assets	8.6	(1.8)
Accounts payable	30.2	(83.2)
Accrued expenses and other current liabilities	127.9	42.4
Tax accruals	37.8	70.2
Other noncurrent assets	(27.9)	0.6
Other noncurrent liabilities	(9.8)	(11.2)
Net cash provided by operating activities	447.3	295.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116.6)	(104.9)
Payments for business combinations, net of cash acquired	(25.0)	(26.2)
Proceeds from sale of asset	0.5	25.0
Net cash used in investing activities	(141.1)	(106.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	14.7	25.7
Repayments of short-term debt, original maturity more than three months	(28.9)	(22.5)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	2.1	(1.5)
Proceeds from revolving loan facilities	355.0	732.5
Repayments of revolving loan facilities	(365.0)	(666.0)
Repayments of term loans	—	(62.5)
Dividend payment	(76.9)	(57.4)
Net proceeds from issuance of Common Stock	3.8	0.6
Payments for repurchases of Common Stock	(0.3)	(1.4)
Net proceeds from foreign currency contracts	1.1	0.9
Payment for business combinations – contingent consideration	(1.1)	—
Proceeds from mandatorily redeemable noncontrolling interests	2.2	—
Proceeds from noncontrolling interests	—	1.7
Distributions to noncontrolling interests	(8.3)	(8.6)
Distributions to redeemable noncontrolling interests	(4.0)	(9.5)
Payment of deferred financing fees	(0.5)	—
Net cash used in financing activities	(106.1)	(68.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	33.5	21.6
NET INCREASE IN CASH AND CASH EQUIVALENTS	233.6	142.7
CASH AND CASH EQUIVALENTS—Beginning of period	920.4	609.4
CASH AND CASH EQUIVALENTS—End of period	$1,154.0	$752.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$32.3	$36.0
Cash paid during the year for income taxes	49.7	42.3
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$36.4	$17.8

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

The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2014” refer to the fiscal year ending June 30, 2014.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2013. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

During the fourth quarter of fiscal 2013, the Company corrected the presentation of the Consolidated Statement of Cash Flows to present the proceeds and repayments related to certain short-term borrowings on a gross basis. Amounts in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2012 have been corrected to conform to the current period presentation.

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

Tax Information

The effective income tax rate for the three months ended December 31, 2013 and 2012 is 26.6% and 34.6%, and is 29.0% and 35.4% for the six months ended December 31, 2013 and 2012, respectively. The differences in the effective tax rates for all periods presented are primarily due to the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively certain international provisions which had expired. As a result, Internal Revenue Code Section 954(c)(6) was extended. The extension was applicable for the three and six months ended December 31, 2013 resulting in a lower effective tax rate compared to the three and six months ended December 31, 2012.

The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.

As of December 31, 2013 and June 30, 2013, the gross amount of UTBs is $347.7 and $331.4, respectively. As of December 31, 2013, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $317.6. As of December 31, 2013 and June 30, 2013, the liability associated with UTBs, including accrued interest and penalties, is $202.6 and $189.6, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs during the three months ended December 31, 2013 and 2012 is $0.8 and $1.1, and $2.4 and $2.9 during the six months ended December 31, 2013 and 2012, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013 is $29.5 and $25.7, respectively. On the basis of the information available as of December 31, 2013, it is reasonably possible that a decrease of up to $12.0 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB enhanced its disclosure requirements regarding offsetting assets and liabilities as a joint effort with the International Accounting Standards Board. This amendment increases the comparability of the balance sheet prepared under GAAP and International Financial Reporting Standards (“IFRS”) by enhancing disclosures about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between GAAP financial statements and IFRS financial statements. This pronouncement was later amended to limit the scope of the disclosure to derivatives within the balance sheet. This amendment was adopted during the first quarter of fiscal 2014. There were no additional disclosures required in connection with the adoption of this amendment, as the gross values of offsetting assets and liabilities are not material as of December 31, 2013 and June 30, 2013.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose information about significant items reclassified, in their entirety, out of Accumulated other comprehensive income (“AOCI”) either in the statement where net income is disclosed or in the notes to the financial statements. This guidance was adopted for fiscal 2014. There were no additional disclosures required in connection with the adoption of this guidance, as there were no significant items reclassified in their entirety out of AOCI during the three and six months ended December 31, 2013.

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

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2013	2012	2013	2012
Net revenues:
Fragrances	$791.4	$810.8	$1,495.9	$1,513.3
Color Cosmetics	334.2	369.0	645.7	716.7
Skin & Body Care	197.6	199.7	359.8	362.6
Total	$1,323.2	$1,379.5	$2,501.4	$2,592.6
Operating income (loss):
Fragrances	$143.5	$160.5	$296.3	$294.8
Color Cosmetics	33.7	57.1	70.5	130.3
Skin & Body Care	6.1	3.1	2.6	(1.4)
Corporate	(39.8)	1.6	(60.3)	(35.5)
Total	$143.5	$222.3	$309.1	$388.2
Reconciliation:
Operating income	$143.5	$222.3	$309.1	$388.2
Interest expense, net	16.7	18.4	34.1	35.3
Other income	—	(0.2)	(0.2)	(0.4)
Income before income taxes	$126.8	$204.1	$275.2	$353.3

Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below; no individual Skin & Body Care product category exceeded 5% of consolidated net revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2013	2012	2013	2012
Fragrances:
Designer	39.3%	37.2%	40.3%	37.9%
Lifestyle	13.1	13.1	12.2	11.9
Celebrity	7.4	8.5	7.3	8.6
Total	59.8%	58.8%	59.8%	58.4%
Color Cosmetics:
Nail Care	10.5%	13.7%	11.7%	14.5%
Other Color Cosmetics	14.8	13.0	14.1	13.1
Total	25.3%	26.7%	25.8%	27.6%
Skin & Body Care	14.9%	14.5%	14.4%	14.0%
Total	100.0%	100.0%	100.0%	100.0%

4. BUSINESS COMBINATIONS

On July 1, 2013, the Company executed a Share Purchase Agreement (“SPA”) to acquire 100% of the shares of StarAsia Group Pte Ltd. (“StarAsia”) for consideration of $27.0, subject to post-closing adjustments. Included in the consideration is $3.0 that was deposited in escrow under the SPA, which was placed in escrow to provide for adjustments for net working capital and indemnities against the seller’s warranties. StarAsia is a regional distribution company that acted as a third party distributor of the Company’s fragrance, color cosmetics and skin & body care products, as well as beauty products supplied by parties other than the Company.

In accordance with the terms set forth in the SPA, the net working capital post-closing adjustments have been agreed to by both parties in the amount of $3.5 as of December 31, 2013. The Company received the cash settlement of $3.5 in January 2014. The following table summarizes the consideration and preliminary purchase price allocation to the net assets acquired in the StarAsia acquisition. The purchase price allocation is expected to be finalized during fiscal 2014.

Consideration:

Cash paid	$25.0
Noncash consideration of pre-acquisition trade-receivables	2.0
Receivable from seller of net working capital adjustment	(3.5)
Purchase price	$23.5

	Estimated fair value	Estimated useful life (in years)
Goodwill	$11.3
Customer relationships	7.2	12
Trademarks	0.2	2
Other net assets	4.8
Total identifiable net assets:	$23.5

The goodwill is not deductible for tax purposes and represents expected benefits associated with the Company’s control over future expansion in Asia and all of our segments. Preliminary goodwill of $6.9, $3.7, and $0.7 is allocated to Skin & Body Care, Fragrances and Color Cosmetics segments, respectively.

For the three months ended December 31, 2013, Net revenues and Net loss included in the Company’s Condensed Consolidated Statements of Operations were $5.6 and $(2.3), respectively. For the six months ended December 31, 2013, Net revenues and Net loss included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $11.0 and $(3.1), respectively.

Transaction-related costs associated with this acquisition of $1.1 during fiscal 2013 were expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. There were no transaction-related costs during the three and six months ended December 31, 2013.

5. RESTRUCTURING COSTS

Productivity Program

During the fourth quarter of fiscal 2013, the Company’s Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe and optimization of selected administrative support functions.

The Company anticipates completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $31.6 and $25.3 was incurred as of December 31, 2013 and June 30, 2013, respectively.

The related liability balance and activity for the restructuring costs are presented below:

	Severance and	Third-Party	Other	Total
	Employee	Contract	Exit	Program
	Benefits	Terminations	Costs	Costs
Balance—July 1, 2013	$21.7	$0.4	$0.1	$22.2
Restructuring charges	5.1	0.2	1.0	6.3
Payments	(9.0)	(0.1)	(1.0)	(10.1)
Foreign currency translation	0.3	—	—	0.3
Balance—December 31, 2013	$18.1	$0.5	$0.1	$18.7

The Company currently estimates that the total remaining accrual of $18.7 will result in cash expenditures of approximately $12.0, $3.7 and $3.0 in fiscal 2014, 2015 and 2016, respectively.

Service Agreement Termination

During fiscal 2013, a service agreement in which the Company provided selected selling, distribution, and administrative services throughout North America in return for a commission-based fee expired and was not renewed. The fees from the agreement comprised an insignificant portion of revenue. As a result of the service agreement termination, the Company eliminated several positions and reduced certain other support activities.

The related liability balance and activity for the restructuring charges are presented below:

Severance and
Employee
Benefits
Balance—July 1, 2013	$3.7
Payments	(1.8)
Balance—December 31, 2013	$1.9

The Company expects to pay the remaining accrual of $1.9 primarily during fiscal 2014.

6. INVENTORIES

Inventories as of December 31, 2013 and June 30, 2013 are presented below:

	December 31, 2013	June 30, 2013
Raw materials	$160.9	$184.4
Work-in-process	14.1	35.6
Finished goods	384.9	388.2
Total inventories	$559.9	$608.2

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and Other intangible assets, net as of December 31, 2013 and June 30, 2013 are presented below, net of impairment charges:

	December 31, 2013	June 30, 2013
Goodwill
Fragrances	$723.2	$711.0
Color Cosmetics	536.4	529.8
Skin & Body Care(a)	313.6	302.4
Total Goodwill	$1,573.2	$1,543.2
Other intangible assets, net
Indefinite-lived other intangible assets(b)	$1,175.4	$1,171.9
Finite-lived other intangible assets, net	755.3	784.7
Total Other intangible assets, net	$1,930.7	$1,956.6

(a)	Net of accumulated impairments of $384.4 as of December 31, 2013 and June 30, 2013.

(b)	Net of accumulated impairments of $188.6 as of December 31, 2013 and June 30, 2013.

The effect of foreign currency translation in the carrying amount of goodwill and indefinite-lived intangible assets are $18.6 and $3.4, respectively, as of December 31, 2013. In addition, during the six months ended December 31, 2013, the Company acquired 100% of the shares of StarAsia. The transaction was accounted for as a business combination (See Note 4).

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Net
June 30, 2013
License agreements	$827.0	$(451.6)	$375.4
Customer relationships	543.3	(173.1)	370.2
Trademarks	145.9	(112.5)	33.4
Product formulations	31.8	(26.1)	5.7
Total	$1,548.0	$(763.3)	$784.7

December 31, 2013
License agreements	$837.1	$(475.1)	$362.0
Customer relationships	556.7	(197.5)	359.2
Trademarks	147.6	(116.5)	31.1
Product formulations	32.0	(29.0)	3.0
Total	$1,573.4	$(818.1)	$755.3

Amortization expense totaled $22.7 and $22.3 for the three months ended December 31, 2013 and 2012, and $45.3 and $44.2 for the six months ended December 31, 2013 and 2012, respectively.

8. FINANCING ARRANGEMENTS

On July 22, 2013, the Company amended the Note Purchase Agreement relating to its Senior Notes to, among other things, align the definition of “Change of Control” with the Company’s credit facility with JP Morgan Chase Bank, N.A. as administrative agent (the “Credit Facility”), and to modify the definition of “Consolidated EBITDA” to include or increase certain add-backs related to non-recurring expenses similar to those contained in the Credit Facility. Deferred financing fees of $0.5 were recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the amendment as of December 31, 2013.

On April 4, 2013, the Company entered into agreements with a third party to establish an entity that exclusively markets and sells beauty products in retail channels in Brazil. The third party provided 4.9 million Brazilian Reais ($2.2) of funding for the entity during the six months ended December 31, 2013. The funding is classified as Other noncurrent liabilities as of December 31, 2013 since the Company is obligated to repay the funding to the third party on April 4, 2023, which is the maximum contract term. The third party is entitled to its proportionate share of the earnings of the Brazil entity, payable annually for the expected life of the contract.

9. INTEREST EXPENSE

Interest expense, net for the three and six months ended December 31, 2013 and 2012 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Interest expense	$17.5	$19.3	$34.9	$39.5
Derivative (gains)—foreign exchange contracts	(1.4)	—	(1.4)	(0.6)
Foreign exchange transaction losses (gains)	1.6	0.1	2.5	(1.7)
Accretion of acquisition-related liability	—	(0.1)	—	0.1
Interest income	(1.0)	(0.9)	(1.9)	(2.0)
Total interest expense, net	$16.7	$18.4	$34.1	$35.3
12

10. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Service (income) cost	$—	$(0.8)	$1.4	$1.1	$0.6	$0.7	$2.0	$1.0
Interest cost	0.9	2.2	1.4	1.4	0.9	1.0	3.2	4.6
Expected return on plan assets	(0.6)	(1.1)	(0.2)	(0.3)	—	—	(0.8)	(1.4)
Amortization of prior service credit	—	—	—	—	(0.1)	—	(0.1)	—
Amortization of net loss	0.2	0.7	0.5	0.3	—	0.2	0.7	1.2
Net periodic benefit cost	$0.5	$1.0	$3.1	$2.5	$1.4	$1.9	$5.0	$5.4

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Service (income) cost	$—	$—	$2.8	$2.2	$1.2	$1.4	$4.0	$3.6
Interest cost	1.7	1.6	2.7	2.7	1.9	2.1	6.3	6.4
Expected return on plan assets	(1.2)	(1.1)	(0.5)	(0.5)	—	—	(1.7)	(1.6)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.4	1.4	1.0	0.6	—	0.3	1.4	2.3
Net periodic benefit cost	$0.9	$1.9	$6.0	$5.0	$3.0	$3.7	$9.9	$10.6

The Company expects to contribute approximately $9.0, $10.8, $1.8 to its U.S. and international pension plans and other post-employment benefit plans, respectively, during fiscal 2014.

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of December 31, 2013 and June 30, 2013 are presented below:

	Level 1		Level 2		Level 3
	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,
	2013	2013	2013	2013	2013	2013
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$0.3	$0.6	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$3.1	$0.8	$—	$—
Total recurring fair value measurements	$—	$—	$(2.8)	$(0.2)	$—	$—
13

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

Coty Inc. Credit Facility and Senior Notes —The Company uses the income approach to value the Credit Facility and the Senior Notes. The Company uses a present value calculation to discount interest payments and the final maturity payment on the Credit Facility and the Senior Notes using a discounted cash flow model based on observable inputs. The Company discounts the debt based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value the Credit Facility and the Senior Notes at fair value, this debt is categorized as Level 2 in the fair value hierarchy.

Dividends Payable — The Company uses the income approach to value the long-term portion Dividends Payable by utilizing a present value calculation to discount the settlements of the long-term portion Dividends Payable using a discounted cash flow model based on observable inputs. The Company discounts the liability based on an internally developed discount rate as of the reporting date. Based on the assumptions used to value the long-term portion of Dividends Payable at fair value, this debt is categorized as Level 3 in the fair value hierarchy.

The fair values of the Company’s financial instruments estimated as of December 31, 2013 and June 30, 2013 are presented below:

	December 31, 2013		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,085.0	$2,077.0	$2,095.0	$2,086.1
Senior Notes - Series A	100.0	107.5	100.0	108.3
Senior Notes - Series B	225.0	239.9	225.0	244.4
Senior Notes - Series C	175.0	184.2	175.0	190.0
Dividends Payable	0.9	0.7	0.4	0.3

12. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations and interest rate volatility through its global operations, with manufacturing and distribution facilities in various countries around the world. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying firm commitments or forecasted transactions. During the three months ended December 31, 2013, the Company entered into foreign currency forward contracts that are designated and qualify for hedge accounting treatment. In addition, the Company also uses certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for both derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for that affected derivative in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be "materially weaker" than that of the Company prior to the merger. As of December 31, 2013, foreign currency forward contracts in net liability positions that contained credit-risk-related features were $3.1.

Quantitative Information

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2013 and June 30, 2013:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		December 31, 2013	June 30, 2013		December 31, 2013	June 30, 2013
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.1	$—	Accrued expenses and other current liabilities	$1.0	—
Foreign exchange forward contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	0.7	—
Total derivatives designated as hedges		$0.1	$—		$1.7	—
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.2	$0.6	Accrued expenses and other current liabilities	$1.4	$0.8
Total derivatives not designated as hedges		$0.2	$0.6		$1.4	$0.8
Total derivatives		$0.3	$0.6		$3.1	$0.8

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and six months ended December 31, 2013 and 2012 is presented below:

	Gain (Loss) Recognized in Operations Three Months Ended December 31,		Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Six Months Ended December 31,		Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations
	2013	2012		2013	2012
Foreign exchange contracts	$1.4	$—	Interest expense, net	$1.4	$0.6	Interest expense, net
Foreign exchange contracts	(0.6)	0.3	Cost of Sales	(2.2)	(1.0)	Cost of Sales

The Company enters into foreign currency forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2015. Hedge effectiveness of foreign currency forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI are reclassified to current-period earnings. As of December 31, 2013, all of the Company’s foreign currency forward contracts designated as hedges were highly effective in all material respects. The accumulated loss on these derivative instruments in accumulated OCI, net of tax, was $1.4 and nil as of December 31, 2013 and June 30, 2013, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from accumulated OCI into earnings, net of tax, within the next twelve months is $0.8. There were no amounts reclassified from accumulated OCI into earnings during the three and six months ended December 31, 2013 and June 30, 2013.

As of December 31, 2013, the Company had foreign currency forward contracts designated as effective hedges in the amount of $355.2, which mature at various dates through June 2015. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($105.1), Euro ($86.8), Australian Dollar ($50.4), Canadian Dollar ($49.6), Russian Ruble ($39.3) and Polish Zloty ($30.6). As of June 30, 2013, the Company had no foreign currency forward contracts designated as effective hedges.

As of December 31, 2013 and June 30, 2013, the Company had foreign currency forward contracts not designated as hedges with a notional value of $310.4 and $260.6, respectively, which mature at various dates through June 2014.

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

Common Stock

During the six months ended December 31, 2013 the Company issued 0.7 million shares of its Class A Common Stock and received $3.8 in cash in connection with exercise of employee stock options and settlement of restricted stock units (“RSUs”).

On July 12, 2013, the underwriters of the Company’s IPO exercised their option under the underwriting agreement to purchase from the selling stockholders 8.0 million additional shares of Class A Common Stock at the initial offering price (the “Overallotment Option”). In connection with the Overallotment Option, the Company reclassified 8.0 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of December 31, 2013. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On December 13, 2013, Berkshire Partners LLC (“Berkshire Partners”), a stockholder, distributed 4.0 million shares of its Class B Common Stock to its general partners and member firms. The respective partners and members that received shares are not considered affiliates of the Company. As a result of the distribution, the Company reclassified 4.0 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of December 31, 2013. The Company did not receive any shares or proceeds from the distribution of shares by the Berkshire Partners.

As of December 31, 2013, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of December 31, 2013, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 367.8 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 85.9 million and 298.6 million, respectively. There was no Preferred Stock outstanding as of December 31, 2013.

Treasury Stock

On September 13, 2013, the Company purchased less than 0.1 million shares of its Class A Common Stock that had been issued upon the exercise of certain stock options. The purchase was in connection with the net settlement of an employee’s stock option exercise and payment of related withholding taxes. The exercise occurred under the Company’s Long-Term Incentive Plan, which provides for automatic exercise of outstanding stock options immediately prior to their expiration date. The purchase was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. The fair value of the shares on the date of the purchase was $0.2 and was classified within Class A Common Stock and Additional Paid in Capital (“APIC”).

On November 14, 2013, the Company purchased less than 0.1 million shares of its Class A Common Stock that had been issued upon the settlement of certain RSUs. The purchase was in connection with payment of withholding taxes related to settlement of RSUs owned by two board directors. The settlement occurred under the Company’s 2007 Stock Plan for Directors, which provides for automatic settlement of outstanding RSUs upon vesting. The purchase was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. The fair value of the shares on the date of the purchase was $0.1 and was classified within Class A Common Stock and APIC.

Dividends

On September 17, 2013, the Company announced a cash dividend of $0.20 per share, or $77.6 on its Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on October 11, 2013 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2013. The remaining $0.7 is payable upon settlement of RSUs and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $0.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2013.

14. SHARE-BASED COMPENSATION PLANS

During the six months ended December 31, 2013 the Company had four active share-based compensation plans, comprised of the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”), the Long-Term Incentive Plan (“LTIP”), the Executive Ownership Program (“EOP”) and the 2007 Stock Plan for Directors. Shares are available to be awarded for nonqualified stock options, RSUs and other share-based awards under the Omnibus LTIP and the 2007 Stock Plan for Directors. As of December 31, 2013, the Company had 50.1 million shares of Class A Common Stock available for grant.

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

Total share-based compensation expense for the three months ended December 31, 2013 and 2012 of $9.3 and $10.1, and total share-based compensation expense for the six months ended December 31, 2013 and 2012 of $23.5 and $45.1, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

As of December 31, 2013, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $50.1 and $47.3, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 2.33 and 3.94 years, respectively.

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

The fair value of the Company’s outstanding stock option liability on June 12, 2013 and December 31, 2012 were estimated using the Black-Scholes valuation model with the following assumptions:

	2013	2012
Expected life of option	4.03 years	3.35 years
Risk-free interest rate	0.84%	0.55%
Expected volatility	32.53%	32.88%
Expected dividend yield	0.86%	0.98%

Expected life of option—The expected life of the option represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.

Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options, which ranged from 0.11% to 1.30% as of June 12, 2013 and from 0.10% to 1.21% as of December 31, 2012.

Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using 7.5 years of daily stock price history.

Expected dividend yield—The Company used an expected dividend yield of 0.86% and 0.98% as of June 12, 2013 and December 31, 2012, respectively, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.

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

The Company’s outstanding nonqualified stock options as of December 31, 2013 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	28.2	$9.05
Exercised	(0.6)	7.20
Forfeited or expired	(0.3)	9.17
Outstanding at December 31, 2013	27.3	$9.09
Vested and expected to vest at December 31, 2013	23.7	$8.99	$148.1	5.93
Exercisable at December 31, 2013	5.1	$9.36	$30.0	3.53

There were no options granted in the current year. The grant prices of the outstanding options as of December 31, 2013 ranged from $4.65 to $11.60. The grant prices for exercisable options ranged from $4.65 to $10.50.

A summary of the total intrinsic value of stock options exercised and payment to settle nonqualified stock options for the six months ended December 31, 2013 and 2012 is presented below:

	December 31,
	2013	2012
Intrinsic value of options exercised	$4.8	$41.7
Payment to settle nonqualified stock options	—	38.8

The Company’s non-vested nonqualified stock options as of December 31, 2013 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2013	22.7	$3.57
Vested	(0.2)	3.24
Forfeited	(0.3)	3.61
Non-vested at December 31, 2013	22.2	$3.58

The share-based compensation expense recognized on the nonqualified stock options is $4.9 and $2.5 during the three months ended December 31, 2013 and 2012, and $14.5 and $28.6 during the six months ended December 31, 2013 and 2012, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the exercised options contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of share ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to option holders of $(0.1) and $0.2 to share-based compensation expense during the three and six months ended December 31, 2012.

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

During December 2012, the target fair value of the Company’s share price was achieved and as a result, share-based compensation expense was recorded based on the fair value of the Company’s Common Shares on each reporting period date from December 2012 through June 13, 2013.

On June 13, 2013, the date Class A Common Stock began trading on the New York Stock Exchange, the special incentive awards were re-measured at the IPO price and 50% of the outstanding awards vested immediately. The remaining awards will vest on the one-year anniversary date of the IPO.

The Company has 1.2 million shares of outstanding and non-vested special incentive awards as of December 31, 2013 and June 30, 2013 with a weighted average grant date fair value of $6.82. Share-based compensation expense (income) recorded in connection with special incentive awards is $1.6 and $2.7 for the three months ended December 31, 2013 and 2012 and $4.1 and $(1.0) for the six months ended December 31, 2013 and 2012, respectively. There was no vesting or forfeiture activity during the three and six months ended December 31, 2013. During the three and six months ended December 31, 2012, no vesting activity occurred and one holder forfeited an award of 1.5 million units.

Restricted Share Units

During the six months ended December 31, 2013, 1.8 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During the six months ended December 31, 2012, the Company granted RSUs of 2.2 million under the LTIP and 0.1 million under the 2007 Stock Plan for Directors.

The Company’s outstanding RSUs as of December 31, 2013 and activity during the six months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	2.7
Granted	1.9
Settled	(0.1)
Cancelled	(0.1)
Outstanding at December 31, 2013	4.4
Vested and expected to vest at December 31, 2013	3.6	$54.2	3.97

The share-based compensation expense recorded in connection with the RSUs was $2.8 and $1.9 during the three months ended December 31, 2013 and 2012, and $4.9 and $4.0 during the six months ended December 31, 2013 and 2012, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the released awards contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of RSUs of $(0.1) and $0.4 to share-based compensation expense during the three and six months ended December 31, 2012.

The Company’s outstanding and non-vested RSUs as of December 31, 2013 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2013	2.3	$15.49
Granted	1.9	16.18
Vested	(0.1)	15.50
Cancelled	(0.1)	15.60
Outstanding and nonvested at December 31, 2013	4.0	$15.81

The total intrinsic value of RSUs vested and settled during the six months ended December 31, 2013 and 2012 is $0.8 and $3.6, respectively.

Restricted Shares

During the three months ended December 31, 2012, the Company adopted the Omnibus LTIP and amended and restated the EOP. These plans govern restricted shares purchased by employees (“Purchased Shares”). As a result, all outstanding restricted shares purchased by employees were considered vested as of adoption date or the amendment date, as applicable.

The Company’s outstanding restricted shares as of December 31, 2013 and activity during the six months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	1.7
Released	(0.5)
Outstanding at December 31, 2013	1.2
Vested at December 31, 2013	1.2	$5.1	2.92

There was no share-based compensation expense recorded in connection with restricted shares during fiscal 2014 as the shares fully vested during fiscal 2013. Share-based compensation expense recorded for the three and six months ended December 31, 2012 was $4.0 and $10.3, respectively. The total intrinsic value of restricted shares vested and settled under the EOP during the six months ended December 31, 2012 is $13.7.

Prior to June 12, 2013, the share-based compensation plans governing the restricted and released shares contained a clause permitting the participants to sell their Purchased Shares of Common Stock back to the Company without restrictions once the restriction period on the Purchased Shares expired. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of Purchased Shares of $(0.8) and $2.6 to share-based compensation (income) expense for the three and six months ended December 31, 2012, respectively.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in millions, except per share data)
Net income attributable to Coty Inc.	$82.5	$123.2	$176.0	$209.9
Weighted-average common shares outstanding—Basic	384.4	381.3	384.2	380.5
Effect of dilutive stock options(a)	7.2	13.7	7.6	13.5
Effect of restricted stock and RSUs(b)	1.7	2.7	1.7	2.8
Weighted-average common shares outstanding—Diluted	$393.3	$397.7	$393.5	$396.8
Net income attributable to Coty Inc. per common share:
Basic	$0.21	$0.32	$0.46	$0.55
Diluted	0.21	0.31	0.45	0.53
21

(a)	As of December 31, 2013 and 2012, outstanding options to purchase 1.2 million and 8.9 million shares of Common Stock, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)	As of December 31, 2013 and 2012, there are no anti-dilutive RSUs excluded from the computation of diluted EPS.

16. COMMITMENTS AND CONTINGENCIES

Noncontrolling Interests

The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. On August 23, 2013, the Company exercised its Call right for 7% of a certain Hong Kong subsidiary from the noncontrolling interest holder which it consummated on January 10, 2014 for approximately $4.4.

Redeemable Noncontrolling Interests

On September 20, 2013, the Company and the noncontrolling interest holder in the Company’s subsidiary in the United Arab Emirates (“UAE Subsidiary”) amended the shareholder agreement governing the Company’s UAE Subsidiary. As of July 1, 2014, the amendment will reduce the percentage of the Company’s Call right and percentage of the noncontrolling interest holder’s put right to sell the noncontrolling interest to the Company. The Company exercised its Call right for 7% of the UAE Subsidiary which it intends to consummate on July 1, 2014. The Company estimates it will pay approximately $16.6 for this 7%. The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

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

On January 6, 2014, the Company received a warning letter stating that the OEE closed its investigation of the final voluntary disclosure and determined not to pursue administrative or criminal prosecution even though the transactions violated EAR. The OEE imposed no financial penalties. OFAC continues to review the Company’s final voluntary disclosure regarding the transactions, the OAC continues to review information previously disclosed. The Company does not know whether OFAC or the OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. The Company cannot predict when OFAC or the OAC will complete their respective reviews.

As previously disclosed, the Company believes that a penalty or penalties could be imposed from its voluntary disclosures, and that such penalty or penalties would result in a material loss is reasonably possible. Irrespective of any penalty, the Company could suffer other adverse effects on its business as a result of any violations or the potential violations, including legal costs and harm to its reputation, and the Company also will incur costs associated with its efforts to improve its compliance procedures. The Company has not established a reserve for potential penalties.

17. SUBSEQUENT EVENTS

On January 1, 2014, the Company entered into a joint venture (“JV”) agreement through its majority-owned subsidiary and two third parties to create a new subsidiary in the United Arab Emirates (“UAE”) and contributed 18.0 million AED ($4.9) in cash. The JV will focus primarily on the sale, promotion and distribution of fragrances, skin and body care and color cosmetics products in the local markets of the UAE. The Company is required to purchase the shares of one of the third parties at the termination of the agreement which the Company has determined to be a mandatorily redeemable financial instrument and will record this liability in Other noncurrent liabilities on the Condensed Consolidated Balance Sheet. The liability is calculated based upon a pre-determined formula in accordance with the SPA. The JV was determined to be a variable interest entity for which the Company is considered the primary beneficiary with 49% ownership and will be consolidated in the Condensed Consolidated Balance Sheet.

On January 2, 2014, the Company executed a SPA to acquire 100% of the shares of Lena White Limited, a United Kingdom distribution business for approximately £6.5 million ($10.8), subject to post-closing adjustments, which allowed the Company to reacquire distribution rights of certain Color Cosmetic products in the UK. Of this purchase price, £5.0 million ($8.3) was paid in cash, while the remaining portion relates to preliminary estimated contingent consideration of £1.5 million ($2.5) which was determined based upon a pre-determined formula in the SPA and is payable upon completion of a three-year period following the execution of the SPA, subject to adjustments. Also included in the consideration paid is £0.5 million ($0.8) that the Company deposited into escrow under the SPA, which will be released subject to adjustments for net working capital and indemnities against the seller’s warranties. The Company is currently in the process of preparing the preliminary purchase price allocation.

On February 12, 2014, the Board of Directors authorized the repurchase by the Company of shares of Class A Common Stock having an aggregate market value not exceeding $200.0.

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

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance and color cosmetics with heightened promotional activities in mass retail in Western Europe and the U.S. A significant part of our strategy is to expand our geographic footprint into emerging markets and diversify our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom, and the United Arab Emirates during fiscal 2014 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.

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

Marketing and Advertising Costs

Marketing and advertising costs include the aggregate of trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in Selling, general and administrative expenses, respectively, based on the counterparty. In total, marketing and advertising costs as a percentage of net revenues increased reflecting our commitment to invest behind our brands. Marketing and advertising costs for the three and six months ended December 31, 2013 and 2012 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Trade marketing spend activities	$149.7	$149.7	$269.7	$268.0
% of Net revenues	11.3%	10.9%	10.8%	10.3%
Advertising and consumer promotional costs	293.7	304.8	538.7	559.9
% of Net revenues	22.2%	22.1%	21.5%	21.6%
Total marketing and advertising costs	$443.4	$454.5	$808.4	$827.9
% of Net revenues	33.5%	32.9%	32.3%	31.9%

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

Future adjustments for share-based compensation consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is $22.1, $12.3, $7.8, $2.4, and $0.2 for the fiscal years ended June 30, 2014, 2015, 2016, 2017, and 2018 respectively. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Fiscal 2013 Form 10-K for a full discussion of the share-based compensation adjustment; and

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
26

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

RESULTS OF OPERATIONS

The following table is a comparative summary of operating results for the three and six months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2013	2012	2013	2012
NET REVENUES
By Segment:
Fragrances	$791.4	$810.8	$1,495.9	$1,513.3
Color Cosmetics	334.2	369.0	645.7	716.7
Skin & Body Care	197.6	199.7	359.8	362.6
Total	$1,323.2	$1,379.5	$2,501.4	$2,592.6
OPERATING INCOME (LOSS)
By Segment:
Fragrances	$143.5	$160.5	$296.3	$294.8
Color Cosmetics	33.7	57.1	70.5	130.3
Skin & Body Care	6.1	3.1	2.6	(1.4)
Corporate	(39.8)	1.6	(60.3)	(35.5)
Total	$143.5	$222.3	$309.1	$388.2

The following table presents our Statements of Operations, expressed as a percentage of net revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.5	40.8	40.8	40.1
Gross Profit	58.5	59.2	59.2	59.9
Selling, general and administrative expenses	45.6	42.8	44.7	43.9
Amortization expense	1.7	1.7	1.8	1.7
Restructuring costs	0.4	—	0.3	—
Gain on sale of asset	—	(1.4)	—	(0.7)
Operating Income	10.8	16.1	12.4	15.0
Interest expense, net	1.2	1.3	1.4	1.4
Income Before Income Taxes	9.6	14.8	11.0	13.6
Provision for income taxes	2.6	5.1	3.2	4.8
Net Income	7.0	9.7	7.8	8.8
Net income attributable to noncontrolling interests	0.5	0.4	0.5	0.3
Net income attributable to redeemable noncontrolling interests	0.3	0.4	0.3	0.4
Net Income Attributable to Coty Inc.	6.2%	8.9%	7.0%	8.1%
27

Discussed below are our consolidated results of operations and the results of operations for each reportable segment.

THREE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2012

NET REVENUES

In the three months ended December 31, 2013, net revenues decreased 4%, or $56.3, to $1,323.2 from $1,379.5 in the three months ended December 31, 2012. Foreign currency exchange translations had an immaterial impact on total net revenues. The decrease was primarily the result of a negative price and mix impact of 6%, partially offset by an increase in unit volume of 2%.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2013	2012	Change %
NET REVENUES
Fragrances	$791.4	$810.8	(2%)
Color Cosmetics	334.2	369.0	(9%)
Skin & Body Care	197.6	199.7	(1%)
Total	$1,323.2	$1,379.5	(4%)

Fragrances

In the three months ended December 31, 2013, net revenues of Fragrances decreased 2%, or $19.4, to $791.4 from $810.8 in the three months ended December 31, 2012. The decrease was primarily the result of a negative price and mix impact of 5%, partially offset by an increase in unit volume of 2% and a positive impact of foreign currency exchange translations of 1%. In fiscal 2013, one of our licenses was divested and a certain North American service agreement expired and was not renewed (“2013 Ceased Activities”). Excluding the impact to net revenues from the 2013 Ceased Activities of 1% and the impact of foreign currency exchange translations, net revenues of Fragrances decreased $16.1, or 2%. Segment decline was primarily driven by lower net revenues from Lady Gaga due to a lower level of new launch activity in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, lower net revenues from existing celebrity brands that are later in their lifecycles, the expiration of certain licenses and lower net revenues from the Calvin Klein and Playboy power brands. The decline in Calvin Klein primarily reflects lower net revenues from the Calvin Klein Euphoria franchise and ck one Shock, partially offset by incremental net revenues from new launch, Calvin Klein Downtown. The decline in Playboy is primarily driven by lower holiday customer orders in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Partially offsetting the decline in the segment were higher net revenues from Roberto Cavalli, Nautica, Marc Jacobs, Chloé and Davidoff, in part due to the launches of Roberto Cavalli Nero Assoluto, Just Cavalli for her, Just Cavalli for him, Roberto Cavalli Tiger Oud (our special edition for the Middle East), Marc Jacobs Honey, Roses de Chloé, See by Chloé, Davidoff The Game, Davidoff The Game Intense, Davidoff Cool Water Woman Sea Rose, and incremental net revenues from the newly established brand Katy Perry Killer Queen. The negative price and mix impact primarily reflects an overall increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the three months ended December 31, 2013, net revenues of Color Cosmetics decreased 9%, or $34.8, to $334.2 from $369.0 in the three months ended December 31, 2012. Foreign currency exchange translations had an immaterial impact on net revenues in Color Cosmetics. The decrease was primarily the result of a negative price and mix impact of 13%, partially offset by an increase in unit volume of 4%. The decline in the segment was primarily driven by lower net revenues from Sally Hansen in the U.S. in part due to lower net revenues from Sally Hansen Insta Gel, Sally Hansen Complete Salon Manicure, Sally Hansen Salon Pro Gel, and Sally Hansen Salon Effects, which generated stronger net revenues in the three months ended December 31, 2012 as new launches, partially offset by higher net revenues from new launch Sally Hansen Triple Shine in the three months ended December 31, 2013. Net revenues for Sally Hansen were also negatively affected by an increasingly competitive retail environment and weaker demand in the nail category in the U.S. Lower net revenues from OPI also contributed to the decline in the Color Cosmetics segment, reflecting a decline in the U.S. retail channel driven by lower net revenues of Nicole by OPI and the discontinuation of a particular product line sold exclusively by a large retailer. These decreases in OPI were partially offset by incremental net revenues attributable to new distribution with a professional salon chain in the U.S., expanded distribution in EMEA and strong growth in our travel retail business. Partially offsetting the decline in the segment was an increase in Rimmel primarily reflecting the success of new launches Rimmel Apocalips lip lacquer, Rimmel Scandal’eyes Retro Glam mascara and higher net revenues from Rimmel Stay Matte foundation. Higher net revenues from other Color Cosmetics brands, such as Astor and N.Y.C. New York Color, also had a positive contribution to segment results. The negative price and mix impact for the segment was primarily driven by unit price declines in most key brands within the segment primarily driven by an increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Skin & Body Care

In the three months ended December 31, 2013, net revenues of Skin & Body Care decreased 1%, or $2.1, to $197.6 from $199.7 in the three months ended December 31, 2012. The decrease was primarily the result of a decline in unit volume of 4%, partially offset by a positive price and mix impact of 2% and a positive impact of foreign currency exchange translations of 1%. Excluding the positive impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 2% driven by lower net revenues from TJoy partially due to the impact of our distribution network reorganization. Partially offsetting the decline in the segment were higher net revenues from philosophy, Lancaster and adidas. Net revenues from philosophy increased primarily driven by higher net revenues in key distribution channels in the U.S., in part due to expanded distribution and new launches, and strong growth and expanded international distribution in Asia Pacific. Growth in Lancaster primarily reflects higher net revenues from new launch Lancaster Total Age Correction and strong growth in China. Net revenues from adidas were slightly higher as increases in emerging markets such as Brazil, China, Southeast Asia, South Africa, and the U.S., were partially offset by lower net revenues in Southern Europe and Eastern Europe. The positive price and mix impact for the segment was primarily driven by higher relative volumes of higher-priced philosophy products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended December 31,
(in millions)	2013	2012	Change %
NET REVENUES
Americas	$461.3	$523.2	(12%)
EMEA	700.8	690.9	1%
Asia Pacific	161.1	165.4	(3%)
Total	$1,323.2	$1,379.5	(4%)

Americas

In the three months ended December 31, 2013, net revenues in the Americas decreased 12%, or $61.9, to $461.3 from $523.2 in the three months ended December 31, 2012. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 10% primarily driven by lower net revenues in the U.S. The decline in the U.S. was driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen as described under

“Net Revenues by Segment—Color Cosmetics” above, and Fragrances. The decline in Fragrances in the U.S. primarily reflects the negative trend of the U.S. mass fragrance market, lower net revenues from existing celebrity brands that are later in their lifecycles, the expiration of certain licenses and lower net revenues from Playboy, in part due to lower holiday customer orders in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Lower net revenues from Canada also contributed to the decline in the region, primarily reflecting a decrease in Color Cosmetics due to Rimmel and Sally Hansen. Slightly offsetting the decline in the Americas were higher net revenues in Brazil, primarily reflecting the impact of our new joint venture and commercial partnership, and our travel retail business in the region, due to strong growth in Marc Jacobs.

EMEA

In the three months ended December 31, 2013, net revenues in EMEA increased 1%, or $9.9, to $700.8 from $690.9 in the three months ended December 31, 2012. Excluding the positive impact of foreign currency exchange translations, net revenues in EMEA decreased 1%. Net revenues related to the 2013 Ceased Activities had an immaterial impact on the region. Results in the region were impacted by lower net revenues primarily in our Southern European markets, Russia, the Middle East and Austria. The decline in Southern Europe primarily reflects a competitive retail environment where there are increased levels of highly promotional and discounted pricing activity that is partially offset by the positive impact of foreign currency exchange translations resulting from the improvement of the Euro exchange rate. The decline in Russia primarily reflects lower net revenues from Calvin Klein, Sally Hansen and OPI and the negative impact of the devaluation of the Russian Ruble. Lower net revenues in the Middle East were primarily driven by lower customer orders in anticipation of the transition to the new joint venture established in the United Arab Emirates, reflecting lower net revenues from Calvin Klein and the expiration of certain fragrance licenses, partially offset by higher net revenues from new launches within the Roberto Cavalli brand along with growth in Color Cosmetics, in part reflecting expanded distribution of OPI. The decline in Austria was due to lower net revenues from Fragrances, primarily driven by the Jil Sander and Joop! brands. Generating growth in the region were higher net revenues in Eastern Europe and our new subsidiary in South Africa, reflecting our strategy of expanding our geographic footprint into emerging markets. Higher net revenues in Eastern Europe were primarily due to strong growth in Color Cosmetics and our Fragrances power brands, Calvin Klein and Davidoff, along with the positive impact of foreign currency exchange translations, partially offset by lower net revenues in Playboy and adidas. Net revenues in Germany, our largest market in the region, were positively affected by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the net revenues related to the 2013 Ceased Activities, net revenues in Germany declined primarily from lower net revenues of Jil Sander, the expiration of certain fragrance licenses and the planned withdrawal of the Rimmel brand in the market, partially offset by higher net revenues from new launches within the Roberto Cavalli brand and incremental net revenues from the newly established brand Katy Perry Killer Queen .

Asia Pacific

In the three months ended December 31, 2013, net revenues in Asia Pacific decreased 3%, or $4.3, to $161.1 from $165.4 in the three months ended December 31, 2012. The negative impact of foreign currency exchange translations of approximately 5% was predominantly driven by the devaluation of the Australian Dollar and Japanese Yen. Excluding the negative impact of foreign currency exchange translations, net revenues in Asia Pacific increased 2%. New subsidiaries in Taiwan, Korea and Southeast Asia contributed incremental net revenues growth to the region. Higher net revenues in Hong Kong also positively impacted results, primarily driven by strong growth in Calvin Klein. Results in the region were impacted by lower net revenues in Australia, China, our travel retail business in the region and Japan. Net revenues in Australia, our largest market in the region, were negatively affected by foreign currency exchange translations as mentioned above. Excluding the impact of foreign currency exchange translations, net revenues in Australia remained consistent with the prior year as lower net revenues of Fragrances were offset by strong growth in Rimmel. The decline in China was primarily driven by lower net revenues of TJoy, partially offset by strong growth in adidas, Marc Jacobs and Calvin Klein. The decline in our travel retail business in the region and Japan primarily reflects lower net revenues from fragrance products in the prestige market.

COST OF SALES

In the three months ended December 31, 2013, cost of sales decreased 2%, or $13.6, to $549.3 from $562.9 in the three months ended December 31, 2012. Cost of sales as a percentage of net revenues increased to 41.5% in the three months ended December 31, 2013 from 40.8% in the three months ended December 31, 2012, resulting in a gross margin decline of approximately 70 basis points. The increase in cost of sales as a percentage of net revenues primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues, and the negative impact of foreign currency exchange transactions, partially offset by continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended December 31, 2013, selling, general and administrative expenses increased 2%, or $12.1, to $603.0 from $590.9 in the three months ended December 31, 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 45.6% in the three months ended December 31, 2013 from 42.8% in the three months ended December 31, 2012. This increase of approximately 280 basis points includes approximately 130 basis points related to acquisition-related costs, real estate consolidation program costs, other business realignment costs, public entity preparedness costs, share-based compensation expense adjustment and asset impairment charges. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses decreased 1%, or $3.5, to $570.1 from $573.6 in the three months ended December 31, 2012 and increased as a percentage of net revenues to 43.1% from 41.6%. The remaining increase of 150 basis points primarily reflects our investment in new subsidiaries in emerging markets, partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets. Advertising and consumer promotion spending as a percentage of net revenues in the three months ended December 31, 2013 was consistent with the three months ended December 31, 2012.

OPERATING INCOME

In the three months ended December 31, 2013, operating income decreased 35%, or $78.8, to $143.5 from $222.3 in the three months ended December 31, 2012. Operating margin, or operating income as a percentage of net revenues, decreased approximately 530 basis points to 10.8% of net revenues in the three months ended December 31, 2013 as compared to 16.1% in the three months ended December 31, 2012. This decrease in margin reflects approximately 280 basis points driven by higher selling, general and administrative expenses, approximately140 basis points due to the gain on sale of assets in the three months ended December 31, 2012 not repeated in the three months ended December 31, 2013 and approximately 110 basis points related to higher cost of sales and restructuring expense.

Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2013	2012	Change %
OPERATING INCOME (LOSS)
Fragrances	$143.5	$160.5	(11%)
Color Cosmetics	33.7	57.1	(41%)
Skin & Body Care	6.1	3.1	97%
Corporate	(39.8)	1.6	<(100%)
Total	$143.5	$222.3	(35%)

Fragrances

In the three months ended December 31, 2013, operating income for Fragrances decreased 11%, or $17.0, to $143.5 from $160.5 in the three months ended December 31, 2012. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 18.1% of net revenues in the three months ended December 31, 2013 as compared to 19.8% in the three months ended December 31, 2012, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues.

Color Cosmetics

In the three months ended December 31, 2013, operating income for Color Cosmetics decreased 41%, or $23.4, to $33.7 from $57.1 in the three months ended December 31, 2012. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 10.1% of net revenues in the three months ended December 31, 2013 as compared to 15.5% in the three months ended December 31, 2012, primarily driven by higher cost of sales and selling, general and administrative expenses as percentages of net revenues.

Skin & Body Care

In the three months ended December 31, 2013, operating income for Skin & Body Care increased 97%, or $3.0, to $6.1 from $3.1 in the three months ended December 31, 2012. Operating margin increased to 3.1% of net revenues in the three months ended December 31, 2013 as compared to 1.6% in the three months ended December 31, 2012, primarily driven by higher gross margin.

Corporate

Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended December 31, 2013, operating loss for Corporate was $39.8 compared to income of $1.6 in the three months ended December 31, 2012, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended December 31,
(in millions)	2013	2012	Change %
Reported Operating Income	$143.5	$222.3	(35%)
% of Net revenues	10.8%	16.1%
Acquisition-related costs	17.3	0.6	>100%
Real estate consolidation program costs	12.3	5.5	>100%
Restructuring and other business realignment costs	6.4	3.8	68%
Share-based compensation expense adjustment	3.5	4.5	(22%)
Public entity preparedness costs	0.3	1.8	(83%)
Asset impairment charges	—	1.5	(100%)
Gain on sale of asset	—	(19.3)	100%
Total adjustments to Reported Operating Income	39.8	(1.6)	>100%
Adjusted Operating Income	$183.3	$220.7	(17%)
% of Net revenues	13.9%	16.0%

In the three months ended December 31, 2013, Adjusted Operating Income decreased 17%, or $37.4, to $183.3 from $220.7 in the three months ended December 31, 2012. Adjusted operating margin decreased to 13.9% of net revenues in the three months ended December 31, 2013 as compared to 16.0% in the three months ended December 31, 2012, driven by higher selling, general and administrative expenses and cost of sales. Foreign currency exchange translations had an immaterial impact on Adjusted Operating Income.

Acquisition-Related Costs

In the three months ended December 31, 2013, we incurred acquisition-related costs of $17.3. These costs include $15.4 of fees primarily related to the termination of a pre-existing manufacturing and distribution contract in South Africa after forming our wholly owned subsidiary in South Africa, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and $1.9 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2012, we incurred acquisition-related costs of $0.6. These costs represent internal integration costs and were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Real Estate Consolidation Program Costs

In the three months ended December 31, 2013, we incurred $12.3 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $8.9 of lease loss expense, $1.5 of duplicative rent expense and $1.2 of depreciation. We expect to continue to incur additional costs associated with the consolidation of real estate in New York during the remainder of fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In the three months ended December 31, 2012, we incurred $5.5 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $4.0 of accelerated depreciation and $1.0 of duplicative rent expense.

In all reported periods, all real estate consolidation program costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Restructuring and Other Business Realignment Costs

During the quarter ended June 30, 2013, our Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”), as described in Note 5, “Restructuring Costs” in our notes to Condensed Consolidated Financial Statements. We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $31.6 has been incurred through December 31, 2013. In the three months ended December 31, 2013, $4.7 has been incurred and is reflected in restructuring costs in the Condensed Consolidated Statement of Operations.

In the three months ended December 31, 2013, we incurred business structure realignment costs of $1.7. These costs include $1.4 related to certain other programs in North America, of which $0.2 consisted of accelerated depreciation, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and $0.3 of costs related to integration expenses included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2012, we incurred business structure realignment costs of $3.4. These costs include $2.0 related to position eliminations in certain administrative functions, and $1.4 primarily related to certain other programs in North America, of which $0.3 consisted of accelerated depreciation. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $3.5 and $4.5 in the three months ended December 31, 2013 and 2012, respectively, as described under “Operating Income by Segment—Corporate” above. The decrease in the share-based compensation expense adjustment primarily reflects a higher forfeiture rate used in the three months ended December 31, 2013 for a certain group of individuals compared to the three months ended December 31, 2012.

Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and we follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

Public Entity Preparedness Costs

In the three months ended December 31, 2013, we incurred public entity preparedness costs of $0.3 consisting of remaining miscellaneous costs associated with our initial public offering.

In the three months ended December 31, 2012, we incurred public entity preparedness costs of $1.8 primarily consisting of consulting and legal fees associated with preparation and filing of the registration statement for our initial public offering.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Asset Impairment Charges

In the three months ended December 31, 2013, we did not incur any asset impairment charges.

In the three months ended December 31, 2012, we incurred a loss on sale of $1.5 in connection with the sale of a manufacturing facility. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Gain on Sale of Asset

In the three months ended December 31, 2013, we did not record a gain on sale of asset.

In the three months ended December 31, 2012, we received $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor. The license had a net book value of $5.7 and, therefore, we recorded a gain of $19.3 in gain on sale of assets in the Condensed Consolidated Statements of Operations and included in Corporate.

INTEREST EXPENSE, NET

In the three months ended December 31, 2013, interest expense, net was $16.7 as compared with $18.4 in the three months ended December 31, 2012. The decrease in expense primarily relates to lower interest expense on our debt instruments of $1.8 and an increase in gains on derivative foreign exchange contracts of $1.4, partially offset by an increase in foreign exchange transaction losses of $1.5.

INCOME TAXES

The effective income tax rate for the three months ended December 31, 2013 and 2012 is 26.6% and 34.6%, respectively. The difference in the effective tax rate is primarily due to the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively certain international provisions that had expired. As a result, Internal Revenue Code Section 954(c)(6) was extended. The extension was applicable for the three months ended December 31, 2013 resulting in a lower effective tax rate compared to the three months ended December 31, 2012.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$126.8	$33.7	26.6%	$204.1	$70.7	34.6%
Adjustments to Reported Operating Income(a)	39.8	11.0		(1.6)	(5.5)
Adjusted Income Before Income Taxes	$166.6	$44.7	26.8%	$202.5	$65.2	32.2%

The adjusted effective tax rate was 26.8% compared to 32.2% in the prior-year period.  The decrease was a result of a higher effective rate in the prior year incorporating the expected expiration in 2012 of certain U.S. tax credits on foreign sourced income, which were subsequently reinstated in 2013. Cash paid during the quarter for income taxes of $32.0 and $31.9, represents 19.2% and 15.8% of Adjusted income before income taxes for the three months ended December 31, 2013 and December 31, 2012, respectively.

(a)	See “Overview—Non-GAAP Financial Measures” for further information.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended December 31, 2013, net income attributable to Coty Inc. decreased 33%, or $40.7, to $82.5, from $123.2 in the three months ended December 31, 2012. This decrease primarily reflects lower operating income partially offset by lower tax expense as described in “Income Taxes” above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2013	2012	Change %
Reported Net Income Attributable to Coty Inc.	$82.5	$123.2	(33%)
% of Net revenues	6.2%	8.9%
Adjustments to Reported Operating Income (a)	39.8	(1.6)	>100%
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(11.0)	5.5	<(100%)
Adjusted Net Income Attributable to Coty Inc.	$111.3	$127.1	(12%)
% of Net revenues	8.4%	9.2%
Per Share Data
Weighted-average common shares
Basic	384.4	381.3
Diluted	393.3	397.7
Adjusted net income attributable to Coty Inc. per common share(b)
Basic	$0.29	$0.33
Diluted	0.28	0.32

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
35

(b)	The current cash tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $6.0 for the three months ended December 31, 2013 and 2012, respectively. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share is $0.02 for the three months ended December 31, 2013 and 2012, respectively.

SIX MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2012

NET REVENUES

In the six months ended December 31, 2013, net revenues decreased 4%, or $91.2, to $2,501.4 from $2,592.6 in the six months ended December 31, 2012. Foreign currency exchange translations had an immaterial impact on total net revenues. The decrease was primarily the result of a decline in unit volume of 3% and a negative price and mix impact of 1%.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2013	2012	Change %
NET REVENUES
Fragrances	$1,495.9	$1,513.3	(1%)
Color Cosmetics	645.7	716.7	(10%)
Skin & Body Care	359.8	362.6	(1%)
Total	$2,501.4	$2,592.6	(4%)

Fragrances

In the six months ended December 31, 2013, net revenues of Fragrances decreased 1%, or $17.4, to $1,495.9 from $1,513.3 in the six months ended December 31, 2012. The decrease was primarily the result of a negative price and mix impact of 3%, partially offset by an increase in unit volume of 1% and a positive impact of foreign currency exchange translations of 1%. Excluding the impact to net revenues from the 2013 Ceased Activities of 1% and the impact of foreign currency exchange translations, net revenues of Fragrances decreased $10.0, or 1%. Segment decline was primarily driven by lower net revenues from Lady Gaga and Beyoncé due to a lower level of new launch activity for these two brands in the six months ended December 31, 2013 compared to the six months ended December 31, 2012, the expiration of certain licenses and lower net revenues from existing celebrity brands that are later in their lifecycles. Our Playboy and Calvin Klein power brands also contributed to the decline in the segment. The decline in Calvin Klein is primarily driven by lower net revenues from Calvin Klein Encounter, which generated strong net revenues in the six months ended December 31, 2012 as a new launch, the Calvin Klein Euphoria franchise and ck one Shock, partially offset by higher net revenues from new launch Calvin Klein Downtown. The decrease in Playboy is primarily driven by lower holiday customer orders in the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Partially offsetting the decline in the segment were higher net revenues from Roberto Cavalli, Chloé, Davidoff, Nautica, Bottega Veneta and Marc Jacobs in part due to the launches of Just Cavalli for him, Roberto Cavalli Nero Assoluto, Just Cavalli for her, Roses de Chloé, See by Chloé, Davidoff The Game, Davidoff Cool Water Woman Sea Rose and Marc Jacobs Honey. Segment growth was also driven by incremental net revenues from the newly established brand Katy Perry Killer Queen. The negative price and mix impact primarily reflects higher relative volumes of lower-priced Playboy products, lower relative volumes of higher-priced Lady Gaga products and an overall increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the six months ended December 31, 2013, net revenues of Color Cosmetics decreased 10%, or $71.0, to $645.7 from $716.7 in the six months ended December 31, 2012. Foreign currency exchange translations had an immaterial impact on net revenues in Color Cosmetics. The decrease was primarily the result of a negative price and mix impact of 8% and a decline in unit volume of 2%. The decline in the segment was primarily driven by lower net revenues of Sally Hansen in the U.S. The decrease from Sally Hansen was in part due to several key U.S. mass retailers significantly reducing their inventory on hand in response to the sudden decline in consumer demand for nail products, resulting in lower replenishment orders in the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Also contributing to the decline in Sally Hansen were lower net revenues from Sally Hansen Insta Gel, Sally Hansen Salon Effects, Sally Hansen Complete Salon Manicure, Sally Hansen Salon Pro Gel, and Sally Hansen Magnetic Nail Color, which generated stronger net revenues in the six months ended December 31, 2012 as new launches, partially offset by higher net revenues from new launch Sally Hansen Triple Shine in the six months ended December 31, 2013. Net revenues for Sally Hansen were also negatively affected by an increasingly competitive retail environment and weaker demand in the nail category in the U.S. Lower net revenues from OPI also contributed to the decline in the Color Cosmetics segment, reflecting a decline in the U.S. retail channel driven by the discontinuation of a particular product line sold exclusively by a large retailer and lower net revenues of Nicole by OPI. These decreases in OPI were partially offset by incremental net revenues attributable to new distribution with a professional salon chain in the U.S. Partially offsetting the decline in the segment was an increase in Rimmel primarily reflecting the success of new launches Rimmel Scandal’eyes Retro Glam mascara, Rimmel Apocalips lip lacquer and higher net revenues from Rimmel Stay Matte foundation. The negative price and mix impact for the segment was primarily driven by unit price declines in most key brands within the segment primarily driven by an increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Skin & Body Care

In the six months ended December 31, 2013, net revenues of Skin & Body Care decreased 1%, or $2.8, to $359.8 from $362.6 in the six months ended December 31, 2012. The decrease was primarily the result of a decline in unit volume of 8% offset by a positive price and mix impact of 6% and a positive impact of foreign currency exchange translations of 1%. Excluding the positive impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 2% driven by lower net revenues from TJoy partially due to the impact of our distribution network reorganization. Partially offsetting the decline in the segment were higher net revenues from philosophy, adidas and Lancaster. Net revenues from philosophy increased primarily driven by higher net revenues in key distribution channels in the U.S., in part due to expanded distribution and strong growth and expanded international distribution in Asia Pacific. Net revenues increased for adidas primarily driven by emerging markets such as Brazil, China, Poland and South Africa, partially offset by lower net revenues from developed markets, in part reflecting declines in Southern Europe and the Netherlands. Growth in Lancaster primarily reflects higher net revenues from new launch Lancaster Total Age Correction, increased net revenues from sun care products along with strong growth in China. The positive price and mix impact for the segment was primarily driven by lower relative volumes of lower-priced TJoy products and higher relative volumes of higher-priced philosophy and Lancaster products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Six Months Ended December 31,
(in millions)	2013	2012	Change %
NET REVENUES
Americas	$929.9	$1,053.8	(12%)
EMEA	1,269.7	1,235.8	3%
Asia Pacific	301.8	303.0	—
Total	$2,501.4	$2,592.6	(4%)

Americas

In the six months ended December 31, 2013, net revenues in the Americas decreased 12%, or $123.9, to $929.9 from $1,053.8 in the six months ended December 31, 2012. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 10% primarily driven by lower net revenues in the U.S. The decline in the U.S. was largely driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen and OPI as described under “Net Revenues by Segment—Color Cosmetics” above, and Fragrances. The decline in Fragrances in the U.S. primarily reflects the negative trend of the U.S. mass fragrance market, lower net revenues from Lady Gaga and Beyoncé, due to a lower level of new launch activity in the six months ended December 31, 2013 compared to the six months ended December 31, 2012, the expiration of certain licenses, lower net revenues from existing celebrity brands that are later in their lifecycles and lower net revenues from Playboy. Lower net revenues from Canada also contributed to the decline in the region, in part reflecting a decline in Lady Gaga, due to a lower level of new launch activity in the six months ended December 31, 2013 compared to the six months ended December 31, 2012, Sally Hansen and Calvin Klein, partially offset by incremental net revenues from the newly established brand Katy Perry Killer Queen. Slightly offsetting the decline in the Americas were higher net revenues in Brazil, primarily reflecting the impact of our new joint venture and commercial partnership, and our travel retail business in the region, due to strong growth from fragrances in the prestige market.

EMEA

In the six months ended December 31, 2013, net revenues in EMEA increased 3%, or $33.9, to $1,269.7 from $1,235.8 in the six months ended December 31, 2012. Excluding the positive impact of foreign currency exchange translations, net revenues in EMEA increased 1%. Net revenues related to the 2013 Ceased Activities had an immaterial impact on the region. Growth in EMEA was primarily driven by Eastern Europe, our travel retail business in the region, Germany, the U.K., and our new subsidiary in South Africa, reflecting our strategy of expanding our geographic footprint into emerging markets. Higher net revenues in Eastern Europe primarily reflect strong growth in Color Cosmetics and our Fragrances power brands, Calvin Klein and Davidoff, along with incremental net revenues from the newly established brand Katy Perry Killer Queen, in addition to the positive impact of foreign currency exchange translations, partially offset by lower net revenues from Playboy. Growth in our travel retail business in the region was primarily driven by higher net revenues due to expanded distribution of OPI and strong growth in Fragrances from new launches within the Davidoff, Roberto Cavalli, and Chloé brands. Net revenues in Germany, our largest market in the region, were positively affected by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the net revenues related to the 2013 Ceased Activities, net revenues in Germany declined primarily driven by lower net revenues of Color Cosmetics, in part due to the planned withdrawal of the Rimmel brand in the market, and a decline in Skin & Body Care. Higher net revenues in the U.K. reflect strong growth in Color Cosmetics, in part due to expanded distribution of Sally Hansen, incremental net revenues from newly established brand Katy Perry Killer Queen and growth from new launches within the Roberto Cavalli, David Beckham and Chloé brands. Partially offsetting growth in the region were lower net revenues in our Southern European markets and Russia. The decline in Southern Europe primarily reflects difficult economic conditions and a competitive retail environment where there are increased levels of highly promotional and discounted pricing activity that is partially offset by the positive impact of foreign currency exchange translation resulting from the improvement of the Euro exchange rate. The decline in Russia in part reflects lower net revenues from Calvin Klein and the negative impact of the devaluation of the Russian Ruble.

Asia Pacific

In the six months ended December 31, 2013, net revenues in Asia Pacific decreased $1.2, to $301.8 from $303.0 in the six months ended December 31, 2012. The negative impact of foreign currency exchange translations of approximately 4% was predominantly driven by the devaluation of the Australian Dollar and Japanese Yen. Excluding the negative impact of foreign currency exchange translations, net revenues in Asia Pacific increased 4%. New subsidiaries in Taiwan, Korea and Southeast Asia contributed incremental net revenue growth to the region. Higher net revenues in Hong Kong and Singapore also positively impacted results, primarily reflecting growth in fragrance products in the prestige market. Results in the region were impacted by lower net revenues in China, Japan and Australia. The decline in China was primarily driven by lower net revenues from TJoy, partially offset by growth in adidas, Lancaster, Marc Jacobs and Calvin Klein. Lower net revenues in Japan primarily reflect a decline in Calvin Klein and the negative impact of foreign currency exchange translations as mentioned above. Net revenues in Australia, our largest market in the region, were negatively affected by foreign currency exchange translations as mentioned above. Excluding the impact of foreign currency exchange translations, net revenues in Australia primarily reflect growth in Fragrances, in part due to incremental net revenues from the newly established brand Katy Perry Killer Queen and growth in Calvin Klein and Roberto Cavalli, partially offset by lower net revenues from Lady Gaga, due to a lower level of new launch activity in the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Strong growth in Rimmel also contributed to higher net revenues in Australia.

COST OF SALES

In the six months ended December 31, 2013, cost of sales decreased 2%, or $18.0, to $1,021.3 from $1,039.3 in the six months ended December 31, 2012. Cost of sales as a percentage of net revenues increased to 40.8% in the six months ended December 31, 2013 from 40.1% in the six months ended December 31, 2012, resulting in a gross margin decline of approximately 70 basis points. The increase in cost of sales as a percentage of net revenues primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues, and the negative impact of foreign currency exchange transactions, partially offset by continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the six months ended December 31, 2013, selling, general and administrative expenses decreased 2%, or $20.4, to $1,119.4 from $1,139.8 in the six months ended December 31, 2012. Selling, general and administrative expenses as a percentage of net revenues increased to 44.7% in the six months ended December 31, 2013 from 43.9% in the six months ended December 31, 2012. This increase of approximately 80 basis points includes acquisition-related costs and real estate consolidation program costs offset by share-based compensation expense adjustment, other business realignment costs, public entity preparedness costs, and asset impairment charges. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses decreased 2%, or $17.8, to $1,067.6 from $1,085.4 in the six months ended December 31, 2012 and increased as a percentage of net revenues to 42.7% from 41.9%. The remaining increase of 80 basis points primarily reflects our investment in new subsidiaries in emerging markets, partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets. Advertising and consumer promotion spending as a percentage of net revenues in the six months ended December 31, 2013 was consistent with the six months ended December 31, 2012.

OPERATING INCOME

In the six months ended December 31, 2013, operating income decreased 20%, or $79.1, to $309.1 from $388.2 in the six months ended December 31, 2012. Operating margin, or operating income as a percentage of net revenues, decreased approximately 260 basis points to 12.4% of net revenues in the six months ended December 31, 2013 as compared to 15.0% in the six months ended December 31, 2012. This decrease in margin reflects approximately 80 basis points from higher selling, general and administrative expenses, approximately 70 basis points driven by higher cost of sales, approximately 70 basis points due to the gain on sale of assets in the six months ended December 31, 2012 not repeated in the six months ended December 31, 2013, and approximately 40 basis points primarily related to higher restructuring expense.

Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2013	2012	Change %
OPERATING INCOME (LOSS)
Fragrances	$296.3	$294.8	1%
Color Cosmetics	70.5	130.3	(46%)
Skin & Body Care	2.6	(1.4)	>100%
Corporate	(60.3)	(35.5)	70%
Total	$309.1	$388.2	(20%)
39

Fragrances

In the six months ended December 31, 2013, operating income for Fragrances increased 1%, or $1.5, to $296.3 from $294.8 in the six months ended December 31, 2012. Operating margin increased to 19.8% of net revenues in the six months ended December 31, 2013 as compared to 19.5% in the six months ended December 31, 2012, primarily driven by lower cost of sales and selling, general and administrative expenses as percentages of net revenues.

Color Cosmetics

In the six months ended December 31, 2013, operating income for Color Cosmetics decreased 46%, or $59.8, to $70.5 from $130.3 in the six months ended December 31, 2012. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 10.9% of net revenues in the six months ended December 31, 2013 as compared to 18.2% in the six months ended December 31, 2012, primarily driven by higher selling, general and administrative expenses and cost of sales as percentages of net revenues.

Skin & Body Care

In the six months ended December 31, 2013, operating income for Skin & Body Care increased $4.0, to $2.6 from a loss of $(1.4) in the six months ended December 31, 2012. Operating margin increased to 0.7% of net revenues in the six months ended December 31, 2013 as compared to (0.4%) in the six months ended December 31, 2012, primarily driven by higher gross margin.

Corporate

Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the six months ended December 31, 2013, operating loss for Corporate was $60.3 compared to $35.5 in the six months ended December 31, 2012, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Six Months Ended December 31,
(in millions)	2013	2012	Change %
Reported Operating Income	$309.1	$388.2	(20%)
% of Net revenues	12.4%	15.0%
Real estate consolidation program costs	19.0	10.7	78%
Acquisition-related costs	17.5	0.6	>100%
Share-based compensation expense adjustment	13.4	34.0	(61%)
Restructuring and other business realignment costs	9.2	4.5	>100%
Public entity preparedness costs	1.2	3.5	(66%)
Asset impairment charges	—	1.5	(100%)
Gain on sale of asset	—	(19.3)	100%
Total adjustments to Reported Operating Income	60.3	35.5	70%
Adjusted Operating Income	$369.4	$423.7	(13%)
% of Net revenues	14.8%	16.3%

In the six months ended December 31, 2013, Adjusted Operating Income decreased 13%, or $54.3, to $369.4 from $423.7 in the six months ended December 31, 2012. Adjusted operating margin decreased to 14.8% of net revenues in the six months ended December 31, 2013 as compared to 16.3% in the six months ended December 31,

2012, primarily driven by higher selling, general and administrative expenses and cost of sales. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income decreased 12%.

Real Estate Consolidation Program Costs

In the six months ended December 31, 2013, we incurred $19.0 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $8.9 of lease loss expense, $4.6 of depreciation and $4.2 of duplicative rent expense. We expect to continue to incur additional costs associated with the consolidation of real estate in New York during the remainder of fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In the six months ended December 31, 2012, we incurred $10.7 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $8.0 of accelerated depreciation and $2.0 of duplicative rent expense.

In all reported periods, all real estate consolidation program costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Acquisition-Related Costs

In the six months ended December 31, 2013, we incurred acquisition-related costs of $17.5. These costs include $15.6 of fees primarily related to the termination of a pre-existing manufacturing and distribution contract in South Africa after forming our wholly owned subsidiary in South Africa, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and $1.9 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2012, we incurred acquisition-related costs of $0.6. These costs represent internal integration costs and were included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

In all reported periods, all acquisition-related costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $13.4 and $34.0 in the six months ended December 31, 2013 and 2012, respectively, as described under “Operating Income by Segment—Corporate” above. The decrease in the share-based compensation expense adjustment primarily reflects the accounting modification from liability plan accounting in the six months ended December 31, 2012 to equity plan accounting for the six months ended December 31, 2013, whereby the higher share-based compensation expense in the six months ended December 31, 2012 was primarily due to the increase in the share price during the period from $14.25 to $15.25.

Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and we follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

Restructuring and Other Business Realignment Costs

During the quarter ended June 30, 2013, our Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”), as described in Note 5, “Restructuring Costs” in our notes to Condensed Consolidated Financial Statements. We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $31.6 has been incurred through December 31, 2013. In the six months ended December 31, 2013, $6.3 has been incurred and is reflected in restructuring costs in the Condensed Consolidated Statement of Operations.

In the six months ended December 31, 2013, we incurred business structure realignment costs of $2.9. These costs include $2.6 related to certain other programs in North America, of which $0.4 consisted of accelerated depreciation, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Also included were $0.3 of costs related to integration expenses included in cost of sales in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2012, we incurred business structure realignment costs of $4.1. These costs include $2.0 related to position eliminations in certain administrative functions, $1.5 primarily related to certain other programs in North America, of which $0.6 consisted of accelerated depreciation, and $0.6 related to structural reorganization in Geneva related to the creation of a fragrance “Center of Excellence” for research and development and the centralization of global supply chain management in Geneva. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Public Entity Preparedness Costs

In the six months ended December 31, 2013, we incurred public entity preparedness costs of $1.2 primarily consisting of a third party expense reimbursement to JAB Holdings II B.V., Berkshire Partners LLC and Rhône Capital L.L.C. as described in “Certain Relationships and Related Transaction, and Director Independence – Third-Party Expenses” in Part III – Item 13 of our Fiscal 2013 Form 10-K and remaining miscellaneous costs associated with our initial public offering.

In the six months ended December 31, 2012, we incurred public entity preparedness costs of $3.5 primarily consisting of consulting and legal fees associated with preparation and filing of the registration statement for our initial public offering.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Asset Impairment Charges

In the six months ended December 31, 2013, we did not incur any asset impairment charges.

In the six months ended December 31, 2012, we incurred a loss on sale of $1.5 in connection with the sale of a manufacturing facility. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Gain on Sale of Asset

In the six months ended December 31, 2013, we did not record a gain on sale of asset.

In the six months ended December 31, 2012, we received $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor. The license had a net book value of $5.7 and, therefore, we recorded a gain of $19.3 in gain on sale of assets in the Condensed Consolidated Statements of Operations and included in Corporate.

INTEREST EXPENSE, NET

In the six months ended December 31, 2013, interest expense, net was $34.1 as compared with $35.3 in the six months ended December 31, 2012. The decrease in expense primarily relates to lower interest expense on our debt instruments of $4.6 and an increase in gains on derivative foreign exchange contracts of $0.8, partially offset by an increase in foreign exchange transaction losses of $4.2.

INCOME TAXES

The effective income tax rate for the six months ended December 31, 2013 and 2012 is 29.0% and 35.4%, respectively. The difference in the effective tax rate is primarily due to the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively certain international provisions that had expired. As a result, Internal Revenue Code Section 954(c)(6) was extended. The extension was applicable for the six months ended December 31, 2013 resulting in a lower effective tax rate compared to the six months ended December 31, 2012.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2013			Six Months Ended December 31, 2012
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$275.2	$79.9	29.0%	$353.3	$125.1	35.4%
Adjustments to Reported Operating Income(a)	60.3	16.7		35.5	0.5
Adjusted Income Before Income Taxes	$335.5	$96.6	28.8%	$388.8	$125.6	32.3%

The adjusted effective tax rate was 28.8% compared to 32.3% in the prior-year period. The decrease was a result of a higher effective rate in the prior year incorporating the expected expiration in 2012 of certain U.S. tax credits on foreign sourced income, which were subsequently reinstated in 2013. Cash paid during the six months ended December 31, 2013 and December 31, 2012, for income taxes of $49.7 and $42.3, represents 14.8% and 10.9% of Adjusted income before income taxes for the six months ended, respectively.

(a)	See “Overview—Non-GAAP Financial Measures” for further information.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the six months ended December 31, 2013, net income attributable to Coty Inc. decreased 16%, or $33.9, to $176.0, from $209.9 in the six months ended December 31, 2012. This decrease primarily reflects lower operating income partially offset by lower tax expense as described in “Income Taxes” above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2013	2012	Change %
Reported Net Income Attributable to Coty Inc.	$176.0	$209.9	(16%)
% of Net revenues	7.0%	8.1%
Adjustments to Reported Operating Income (a)	60.3	35.5	70%
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(16.7)	(0.5)	<(100%)
Adjusted Net Income Attributable to Coty Inc.	$219.6	$244.9	(10%)
% of Net revenues	8.8%	9.4%
Per Share Data
Weighted-average common shares
Basic	384.2	380.5
Diluted	393.5	396.8
Adjusted net income attributable to Coty Inc. per common share(b)
Basic	$0.57	$0.64
Diluted	0.56	0.62

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	The current cash tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $12.1 and $11.9 for the six months ended December 31, 2013 and 2012, respectively. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share is $0.03 for the six months ended December 31, 2013 and 2012, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2013, we had cash and cash equivalents of $1,154.0 compared with $920.4 and $609.4 at June 30, 2013 and 2012, respectively.

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

Cash Flows

	Six Months Ended December 31,
	2013	2012
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$447.3	$295.2
Net cash used in investing activities	(141.1)	(106.1)
Net cash used in financing activities	(106.1)	(68.0)

Net cash provided by operating activities

Net cash provided by operating activities was $447.3 and $295.2 for the six months ended December 31, 2013 and 2012, respectively, for an increase of $152.1. Working capital was positively impacted by an increase in accounts payable of $113.4 as a result of Company initiatives to obtain more favorable vendor payment terms and increases from accrued expenses and other current liabilities of $85.5 due to lower cash payments for bonuses and no cash exercises related to share-based compensation programs. Increases in working capital were partially offset by lower cash related to net income of $39.0 and higher cash outflows from noncurrent assets of $28.5 attributable to a one-time prepayment made to a licensor during the second quarter of fiscal 2014.

Net cash used in investing activities

Net cash used in investing activities was $141.1 and $106.1 for the six months ended December 31, 2013, and 2012, respectively. The increase in cash outflows is primarily driven by higher capital expenditure spending of $11.7 during the six months ended December 31, 2013. During the six months ended December 31, 2013, we had cash outflows of $25.0 related to a business combination. During the six months ended December 31, 2012, we had cash outflows of $26.2 for the payments of $18.2 for the remaining 8% of the TJoy shares and acquisition of a celebrity fragrance license for $8.0, partially offset by proceeds from the sale of an asset of $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor.

Net cash used in financing activities

Net cash used in financing activities was $106.1 and $68.0 for the six months ended December 31, 2013 and 2012, respectively. The increase in financing cash outflows of $38.1 is primarily due to increased payments on our revolving loan facilities, offset by decreased outflows primarily due to no repayments of the term loan in the current year.

Contractual Obligations and Commitments

License agreements

During the six months ended December 31, 2013, we amended a certain license agreement which resulted in the prepayment of certain royalty and advertising and promotional spend obligations of $25.7 and $5.4, respectively, and reduced future commitments by approximately $3.5 annually through 2022.

Noncontrolling Interests

We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. On August 23, 2013, we exercised our Call right for 7% of a certain Hong Kong subsidiary from the noncontrolling interest which we consummated on January 10, 2014 for approximately $4.4.

Redeemable Noncontrolling Interests

On September 20, 2013, we amended the shareholder agreement governing our UAE Subsidiary. The amendment will reduce the percentage of our Call right and percentage of the noncontrolling interest holder’s put right to sell the non-controlling interest to us as of July 1, 2014. As part of the amendment we exercised our Call right for 7% of the UAE Subsidiary, which we intend to consummate on July 1, 2014. We estimate we will pay approximately $16.6 for this 7%.

Dividends

On September 17, 2013, we announced a cash dividend of $0.20 per share, or $77.6 on our Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on October 11, 2013 and is recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2013. The remaining $0.7 is payable upon settlement of RSUs and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, we reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated

Balance Sheet. Total accrued dividends on unvested RSUs of $0.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2013.

Restructuring Activities

As of December 31, 2013, we have revised our savings estimates for its Productivity Program, including accelerating the timeline of the program by 12-18 months. We expect to be more than halfway towards its savings goal of by the end of FY14 and anticipate meeting the full $40.0 to $45.0 annual savings goal by the end of FY15, with potential for further upside to this savings target.

Share Repurchase

On February 12, 2014, the Board of Directors authorized the repurchase by the Company of shares of Class A Common Stock having an aggregate market value not exceeding $200.0.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $3.9 and $3.3 as of December 31, 2013 and June 30, 2013, respectively.

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

As of December 31, 2013, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2013 Form 10-K.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance; expected growth; our ability to support our planned business operation on a near- and long-term basis and our outlook for fiscal 2014’s third quarter and full year. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should,” “outlook,” “continue,” “intend,” “aim” and similar words or phrases.

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

More information about potential risks and uncertainties that could affect our business and financial results is included under Item 1A. Risk Factors in our Fiscal 2013 Form 10-K.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Industry, Ranking and Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications (including Euromonitor International Ltd), government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third-party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.

We refer to North America, Western Europe and Japan as “developed markets,” and all other markets as “emerging markets.” Except as specifically indicated, all references to rankings are based on retail value market share.

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2014” refer to the fiscal year ended June 30, 2014. Any reference to a year not preceded by “fiscal” refers to a calendar year.

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

Foreign Currency Exchange Risk Management

We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, primarily relating to anticipated transactions and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. The foreign currency forward contracts entered into hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2015. Hedge effectiveness of foreign currency forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value. The ineffective portion of foreign currency forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings. As of December 31, 2013, these foreign currency cash-flow hedges related to anticipated transactions were highly effective in all material respects. We also utilize foreign currency forward contracts to hedge intercompany loans and other transactions which are not designated as hedges. These contracts have varying maturities through the end of June 2014.

We recorded foreign currency losses of $(2.2) million and $(0.9) million for the six months ended December 31, 2013 and 2012, respectively, resulting from foreign currency exchange transactions which are included in their associated expense type and reflected within operating income. In addition, we recorded foreign currency (losses) gains of $(1.1) million and $2.2 million for the six months ended December 31, 2013 and 2012, respectively, resulting from financing foreign currency exchange transactions that have been included within interest expense, net and other (income) expense, net.

At December 31, 2013, we had foreign currency forward contracts designated as effective hedges in the notional amount of $355.2 million, which mature at various dates through June 2015. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($105.1 million), Euro ($86.8 million), Australian Dollar ($50.4 million), Canadian Dollar ($49.6 million), Russian Ruble ($39.3 million) and Polish Zloty ($30.6 million).

As of December 31, 2013, we had foreign currency forward contracts that did not qualify for hedge accounting with notional value of $310.4 million, which mature at various dates through June 2014, compared with $260.6 million as of June 30, 2013.

We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of December 31, 2013, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures are estimated to result in a decrease to income before income taxes of $25.0 million. In the view of management, these hypothetical losses resulting from an assumed change in foreign currency exchange rates are not material to our condensed consolidated financial statement position or results of operations.

Interest Rate Risk Management

We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates in the United States.

If interest rates had been 10% higher/lower and all other variables were held constant, income before income taxes for the six months ended December 31, 2013 and 2012 would decrease/increase by $3.1 million and $3.6 million, respectively.

Credit Risk Management

We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $0.3 million and $0.5 million as of December 31, 2013 and 2012, respectively. Accordingly, management believes risk of material loss under these hedging contracts is remote.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Fiscal 2013 Form 10-K”). Other than as disclosed below, there have been no subsequent material developments to these matters.

On January 6, 2014, we received a warning letter stating that the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) closed its investigation of our final voluntary disclosure regarding certain re-export transactions to Syria from January 2008 through March 2012, and determined not to pursue administrative or criminal prosecution even though the transactions violated U.S. Export Administrative Regulations (“EAR”). The OEE imposed no financial penalties. The U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) continues to review our final voluntary disclosure regarding the transactions, and the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) continues to review information we disclosed to the OAC regarding legends that may constitute violations of U.S. antiboycott laws. We do not know whether OFAC or the OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. We cannot predict when OFAC or the OAC will complete their respective reviews.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The table below provides information with respect to repurchases of shares of our Class A Common Stock. No shares of Class A Common Stock were repurchased during the months of October and December. No Class B Common Stock shares were repurchased during this period.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 – November 30, 2013	4,500	$15.63	—	(1)	—	(1)

(1)	During the fiscal quarter ended December 31, 2013, we repurchased 4,500 shares of Class A Common Stock for payment of withholding taxes in connection with settlement of RSUs held by two of our directors who entered into a lockup agreement in connection with our initial public offering. We repurchased only shares sufficient for payment of withholding taxes. The lockup period expired on December 9, 2013. We do not currently intend to purchase any additional shares for payment of withholding taxes.
50

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Document

10.46		Employment Agreement, dated December 3, 2013, between the Company and Patrice de Talhouët (previously filed on December 6, 2013 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

10.47		Letter Agreement, dated December 3, 2013, between the Company and Sérgio Pedreiro (previously filed on December 6, 2013 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K)

21.1		List of Significant Subsidiaries (replaces and supersedes Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q filed November 7, 2013)

31.1		Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)

31.2		Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)

32.1		Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350

32.2		Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coty Inc.

Date: February 14, 2014	By:	/s/ MICHELE SCANNAVINI
Name: Michele Scannavini
Title: Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PATRICE DE TalhouЁt
Name: Patrice de Talhouёt
Title: Chief Financial Officer
(Principal Financial Officer)
52