Form 10-Q
period 2014-03-31
COTY INC.
filed 2014-05-14
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
(212) 389-7300
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

At May 12, 2014, 86,815,514 shares of the registrant’s Class A Common Stock, $0.01 par value, and 292,611,513 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.
INDEX TO FORM 10-Q

		Page
Part I:	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013	1
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013	2
	Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013	3
	Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests for the nine months ended March 31, 2014 and Condensed Consolidated Statements of Equity, Redeemable Common Stock and Redeemable Noncontrolling Interests for the nine months ended March 31, 2013	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

Part II:	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 5.	Other Information	54
Item 6.	Exhibits	54

Signatures		55

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$1,008.7	$997.7	$3,510.1	$3,590.3
Cost of sales	395.6	382.6	1,416.9	1,421.9
Gross profit	613.1	615.1	2,093.2	2,168.4
Selling, general and administrative expenses	543.2	560.1	1,662.6	1,698.4
Amortization expense	21.1	22.2	66.4	66.4
Restructuring costs	3.9	2.7	10.2	3.1
Asset impairment charges	316.9	—	316.9	1.5
Gain on sale of asset	—	—	—	(19.3)
Operating (loss) income	(272.0)	30.1	37.1	418.3
Interest expense, net	17.3	20.2	51.4	55.5
Other income, net	(2.1)	(0.2)	(2.3)	(0.6)
(Loss) income before income taxes	(287.2)	10.1	(12.0)	363.4
(Benefit) provision for income taxes	(40.5)	(19.8)	39.4	105.3
Net (loss) income	(246.7)	29.9	(51.4)	258.1
Net income attributable to noncontrolling interests	3.4	3.8	14.5	12.8
Net income attributable to redeemable noncontrolling interests	3.2	5.7	11.4	15.0
Net (loss) income attributable to Coty Inc.	$(253.3)	$20.4	$(77.3)	$230.3
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.66)	$0.05	$(0.20)	$0.60
Diluted	(0.66)	0.05	(0.20)	0.58
Weighted-average common shares outstanding:
Basic	384.0	382.8	384.1	381.2
Diluted	384.0	396.7	384.1	396.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income	$(246.7)	$29.9	$(51.4)	$258.1
Other comprehensive income (loss):
Foreign currency translation adjustment	0.8	(35.8)	59.9	17.1
Net unrealized derivative losses on cash flow hedges, net of taxes of $0.1 and nil, and $0.3 and nil, during the three and nine months, respectively	(0.5)	—	(1.9)	—
Pension and other post-employment benefits, net of tax of $(0.4) and nil, and $(0.2) and nil, during the three and nine months, respectively	—	—	0.4	—
Total other comprehensive (loss) income, net of tax	0.3	(35.8)	58.4	17.1
Comprehensive income (loss)	(246.4)	(5.9)	7.0	275.2
Comprehensive income attributable to noncontrolling interests:
Net income	3.4	3.8	14.5	12.8
Foreign currency translation adjustment	—	(0.3)	—	—
Total comprehensive income attributable to noncontrolling interests	3.4	3.5	14.5	12.8
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.2	5.7	11.4	15.0
Foreign currency translation adjustment	0.1	(0.3)	(0.2)	(0.7)
Total comprehensive income attributable to redeemable noncontrolling interests	3.3	5.4	11.2	14.3
Comprehensive (loss) income attributable to Coty Inc.	$(253.1)	$(14.8)	$(18.7)	$248.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,147.2	$920.4
Trade receivables—less allowances of $17.8 and $14.5, respectively	664.8	622.7
Inventories	588.9	608.2
Prepaid expenses and other current assets	221.4	191.2
Deferred income taxes	74.7	74.4
Total current assets	2,697.0	2,416.9
Property and equipment, net	526.9	500.7
Goodwill	1,343.3	1,543.2
Other intangible assets, net	1,857.4	1,956.6
Deferred income taxes	10.4	9.2
Other noncurrent assets	73.0	43.4
TOTAL ASSETS	$6,508.0	$6,470.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$717.2	$711.7
Accrued expenses and other current liabilities	707.1	671.1
Short-term debt and current portion of long-term debt	10.0	40.1
Income and other taxes payable	66.3	34.8
Deferred income taxes	5.8	5.5
Total current liabilities	1,506.4	1,463.2
Long-term debt	2,735.1	2,590.1
Pension and other post-employment benefits	245.9	241.3
Deferred income taxes	311.2	320.0
Other noncurrent liabilities	206.1	239.9
Total liabilities	5,004.7	4,854.5
COMMITMENTS AND CONTINGENCIES (Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	102.9	105.8
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 93.5 and 73.6 issued, respectively, and 88.6 and 73.2 outstanding, respectively, at March 31, 2014 and June 30, 2013	0.9	0.7
Class B Common Stock, $0.01 par value; 367.8 shares authorized, 292.6 issued and outstanding and 310.6 issued and outstanding, respectively, at March 31, 2014 and June 30, 2013	2.9	3.1
Additional paid-in capital	1,915.3	1,943.9
Accumulated deficit	(406.3)	(329.0)
Accumulated other comprehensive loss	(60.0)	(118.6)
Treasury stock—at cost, shares: 4.9 and 0.4 at March 31, 2014 and June 30, 2013	(74.0)	(6.1)
Total Coty Inc. stockholders’ equity	1,378.8	1,494.0
Noncontrolling interests	21.6	15.7
Total equity	1,400.4	1,509.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,508.0	$6,470.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2014
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2013	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$105.8
Conversion of Class B to Class A Common Stock	18.0	0.2	(18.0)	(0.2)						—		—
Purchase of Class A Common Stock					0.3			4.5	(67.9)	(67.6)		(67.6)
Exercise of employee stock options	1.9	—			12.2					12.2		12.2
Share-based compensation expense					34.0					34.0		34.0
Dividends ($0.20 per common share)					(77.4)					(77.4)		(77.4)
Net (loss) income						(77.3)				(77.3)	14.5	(62.8)	11.4
Other comprehensive income							58.6			58.6	—	58.6	(0.2)
Distribution to noncontrolling interests, net											(8.4)	(8.4)	(7.6)
Noncontrolling interest purchase adjustment					(4.2)					(4.2)	(0.2)	(4.4)
Adjustment of redeemable noncontrolling interests to redemption value					6.5					6.5		6.5	(6.5)
BALANCE—March 31, 2014	93.5	$0.9	292.6	$2.9	$1,915.3	$(406.3)	$(60.0)	4.9	$(74.0)	$1,378.8	$21.6	$1,400.4	$102.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY, REDEEMABLE COMMON STOCK AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2013
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Common	Redeemable Noncontrolling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Stock	Interests
BALANCE—July 1, 2012	399.4	$4.0	$1,496.2	$(390.3)	$(147.2)	17.5	$(105.5)	$857.2	$12.0	$869.2	$172.4	$95.9
Issuance of Common Stock	1.0	—	14.3					14.3		14.3
Reclassification of common stock to liability			(14.3)					(14.3)		(14.3)
Reclassification of liability to redeemable common stock											101.2
Fair value adjustment of redeemable common stock			(40.1)					(40.1)		(40.1)	40.1
Transfer of redeemable common stock to JAB			93.5					93.5		93.5	(93.5)
Purchases of redeemable common stock			1.4			0.1	(1.4)				(0.2)
Dividends ($0.15 per common share)			(57.8)					(57.8)		(57.8)
Net income				230.3				230.3	12.8	243.1		15.0
Other comprehensive income (loss)					17.8			17.8		17.8		(0.7)
Distribution to noncontrolling interests, net									(6.9)	(6.9)		(13.5)
Adjustment of redeemable noncontrolling interests to redemption value			(17.9)					(17.9)		(17.9)		17.9
BALANCE—March 31, 2013	400.4	$4.0	$1,475.3	$(160.0)	$(129.4)	17.6	$(106.9)	$1,083.0	$17.9	$1,100.9	$220.0	$114.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51.4)	$258.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.2	190.9
Asset impairment charges	316.9	1.5
Deferred income taxes	(20.0)	(6.4)
Provision for bad debts	3.6	2.2
Provision for pension and other post-employment benefits	13.9	13.2
Share-based compensation	35.7	106.7
Gain on sale of asset	—	(19.3)
Other	15.5	(1.0)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(33.4)	(32.2)
Inventories	33.9	47.6
Prepaid expenses and other current assets	(28.7)	26.0
Accounts payable	3.1	(134.3)
Accrued expenses and other current liabilities	14.3	(115.5)
Tax accruals	(5.1)	38.1
Other noncurrent assets	(32.1)	1.2
Other noncurrent liabilities	(11.3)	(14.3)
Net cash provided by operating activities	443.1	362.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(165.2)	(153.5)
Payments for business combinations, net of cash acquired	(29.5)	(26.2)
Additions of goodwill	(30.0)	(30.0)
Proceeds from sale of asset	0.4	25.0
Net cash used in investing activities	(224.3)	(184.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	21.9	32.0
Repayments of short-term debt, original maturity more than three months	(42.4)	(44.8)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	(11.4)	(2.9)
Proceeds from revolving loan facilities	588.5	911.5
Repayments of revolving loan facilities	(442.5)	(730.0)
Repayments of term loans	—	(93.8)
Dividend payment	(76.9)	(57.4)
Net proceeds from issuance of Common Stock	12.2	4.7
Payments for purchases of Common Stock held as Treasury Stock	(67.9)	(1.4)
Net proceeds from (payments for) foreign currency contracts	4.1	(1.1)
Payment for business combinations – contingent consideration	(1.1)	—
Proceeds from mandatorily redeemable noncontrolling interests	3.8	—
Proceeds from noncontrolling interests	—	1.7
Distributions to noncontrolling interests	(8.4)	(8.6)
Purchase of additional noncontrolling interests	(4.4)	—
Distributions to redeemable noncontrolling interests	(7.6)	(13.5)
Payment of deferred financing fees	(0.5)	—
Net cash used in financing activities	(32.6)	(3.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	40.6	(0.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	226.8	173.5
CASH AND CASH EQUIVALENTS—Beginning of period	920.4	609.4
CASH AND CASH EQUIVALENTS—End of period	$1,147.2	$782.9
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$40.5	$48.3
Cash paid during the year for income taxes	59.3	66.7
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$32.9	$18.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) engage in the manufacturing, marketing and distribution of fragrances, color cosmetics and skin & body care related products in numerous countries throughout the world.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include wholly-owned domestic and international subsidiaries, as well as a variable interest entity (“VIE”) of which the Company is the primary beneficiary. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2013. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2014.

During the fourth quarter of fiscal 2013, the Company corrected the presentation of the Consolidated Statement of Cash Flows to present the proceeds and repayments related to certain short-term borrowings on a gross basis. Amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2013 have been corrected to conform to the current period presentation.

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

Tax Information

The effective income tax rate for the three months ended March 31, 2014 and 2013 was 14.1% and (196.0)%, and was (328.3)% and 29.0% for the nine months ended March 31, 2014 and 2013, respectively. The variations in the effective tax rates for the three month periods were primarily due to the negative impact associated with asset impairment charges that provided minimal tax benefits and the positive effects of the reversal of certain unrecognized tax benefits approximating $38.1 for the three months ended March 31, 2014 compared to a one-time tax benefit of $23.8 related to the extension of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively Internal Revenue Code Section 954(c)(6) for the three months ended March 31, 2013. The variations in the effective tax rates for the nine month periods were primarily due to the negative impact associated with asset impairment charges that provided minimal tax benefits and the positive effect of the reversal of certain unrecognized tax benefits approximating $38.1 million associated with the settlement of tax audits in multiple foreign jurisdictions.

The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.

As of March 31, 2014 and June 30, 2013, the gross amount of UTBs was $300.0 and $331.4, respectively. As of March 31, 2014, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $269.1. As of March 31, 2014 and June 30, 2013, the liability associated with UTBs, including accrued interest and penalties, was $146.9 and $189.6, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs during the three months ended March 31, 2014 and 2013 was $(3.8) and $1.4, and during the nine months ended March 31, 2014 and 2013 was $(1.4) and $4.3, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013 was $25.0 and $25.7, respectively. On the basis of the information available as of March 31, 2014, it is reasonably possible that a decrease of up to $12.9 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB enhanced its disclosure requirements regarding offsetting assets and liabilities as a joint effort with the International Accounting Standards Board. This amendment increases the comparability of the balance sheet prepared under GAAP and International Financial Reporting Standards (“IFRS”) by enhancing disclosures about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between GAAP financial statements and IFRS financial statements. This pronouncement was later amended to limit the scope of the disclosure to derivatives within the balance sheet. This amendment was adopted during the first quarter of fiscal 2014. See Note 13 for disclosures required by the adoption of this amendment for the periods ended March 31, 2014 and June 30, 2013.

In February 2013, the FASB issued authoritative guidance that requires entities to disclose information about significant items reclassified, in their entirety, out of Accumulated other comprehensive income (“AOCI”) either in the statement where net income is disclosed or in the notes to the financial statements. This guidance was adopted for fiscal 2014. There were no additional disclosures required in connection with the adoption of this guidance, as there were no significant items reclassified in their entirety out of AOCI during the three and nine months ended March 31, 2014.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2014	2013	2014	2013
Net revenues:
Fragrances	$508.1	$487.0	$2,004.0	$2,000.3
Color Cosmetics	344.9	366.7	990.6	1,083.4
Skin & Body Care	155.7	144.0	515.5	506.6
Total	$1,008.7	$997.7	$3,510.1	$3,590.3
Operating (loss) income:
Fragrances	$54.3	$55.5	$350.6	$350.3
Color Cosmetics	36.7	50.4	107.2	180.7
Skin & Body Care	(326.5)	(2.2)	(323.9)	(3.6)
Corporate	(36.5)	(73.6)	(96.8)	(109.1)
Total	$(272.0)	$30.1	$37.1	$418.3
Reconciliation:
Operating (loss) income	$(272.0)	$30.1	$37.1	$418.3
Interest expense, net	17.3	20.2	51.4	55.5
Other income	(2.1)	(0.2)	(2.3)	(0.6)
(Loss) income before income taxes	$(287.2)	$10.1	$(12.0)	$363.4

Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below; no individual Skin & Body Care product category exceeded 5% of consolidated net revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2014	2013	2014	2013
Fragrances:
Designer	35.4%	35.2%	38.9%	37.1%
Lifestyle	10.4	9.2	11.7	11.1
Celebrity	4.6	4.4	6.5	7.5
Total	50.4%	48.8%	57.1%	55.7%
Color Cosmetics:
Nail Care	15.8%	18.1%	12.9%	15.6%
Other Color Cosmetics	18.4	18.7	15.3	14.6
Total	34.2%	36.8%	28.2%	30.2%
Skin & Body Care	15.4%	14.4%	14.7%	14.1%
Total	100.0%	100.0%	100.0%	100.0%

4. BUSINESS COMBINATIONS

StarAsia

On July 1, 2013, the Company executed a Share Purchase Agreement (“SPA”) to acquire 100% of the shares of StarAsia Group Pte Ltd. (“StarAsia”) for net consideration of $23.5, after final post-closing adjustments. StarAsia is a regional distribution company that acted as a third party distributor of the Company’s fragrance, color cosmetics and skin & body care products in South East Asia, as well as beauty products supplied by parties other than the Company.

The following tables summarize the consideration and purchase price allocation to the net assets acquired in the StarAsia acquisition:

Consideration:

Cash paid	$25.0
Noncash consideration for pre-acquisition trade receivables	2.0
Cash received from seller for net working capital adjustment	(3.5)
Purchase price	$23.5

	Estimated fair value	Estimated useful life (in years)
Goodwill	$11.5
Customer relationships	7.4	12
Other net assets	4.6
Total identifiable net assets:	$23.5

The goodwill is not deductible for tax purposes and represents expected benefits associated with the Company’s control over future expansion in Asia and all of our segments. Goodwill of $7.0, $3.8, and $0.7 is allocated to the Skin & Body Care, Fragrances and Color Cosmetics segments, respectively.

For the three months ended March 31, 2014, Net revenues and Net loss of Star Asia included in the Company’s Condensed Consolidated Statements of Operations were $5.0 and $(4.3), respectively. For the nine months ended March 31, 2014, Net revenues and Net loss included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $16.0 and $(7.4), respectively.

Transaction-related costs associated with this acquisition of $1.1 during fiscal 2013 were expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. There were $0.3 of transaction-related costs during the three and nine months ended March 31, 2014.

Lena White

On January 2, 2014, the Company executed an SPA to acquire 100% of the shares of Lena White Limited ("Lena White"), a United Kingdom (“U.K.”) distribution business for approximately £6.6 million ($11.0), subject to additional post-closing net working capital adjustments, which allowed the Company to integrate sales and distribution of certain Color Cosmetic products in the U.K. Included in the consideration paid is £0.5 million ($0.8) that the Company deposited into escrow under the SPA, which will be released to the seller subject to subsequent adjustments for net working capital and indemnities against the seller’s warranties. Also included in the consideration paid is £0.7 million ($1.1) of estimated contingent consideration calculated using a pre-determined formula in the SPA, payable upon completion of a three-year period following the execution of the SPA and is subject to adjustments based on final calculations. Future adjustments to the estimated contingent consideration will be included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations. Contingent consideration will range between nil and £1.5 million ($2.5).

As of the date of this Quarterly Report on Form 10-Q and in accordance with the terms set forth in the SPA, the purchase price and purchase price allocation as it relates to post-closing net working capital adjustments have not been completed. The purchase price is expected to be finalized during fiscal 2014. The following table summarizes the preliminary consideration and purchase price allocation of the purchase price to the net assets acquired in the Lena White acquisition:
Consideration:

Cash paid	$8.3
Cash received from seller for initial net working capital adjustment	(0.3)
Noncash consideration for pre-acquisition trade receivables	1.9
Contingent consideration payable	1.1
Purchase price	$11.0

	Estimated fair value	Estimated useful life (in years)
Goodwill	$1.8
Customer relationships	4.0	7
Other net assets	5.2
Total identifiable net assets:	$11.0

The goodwill is not deductible for tax purposes and represents expected benefits associated with the Company’s control over future expansion in the U.K. and the Color Cosmetics segment. Goodwill of $1.8 was allocated to the Color Cosmetics segment.

For the three and nine months ended March 31, 2014, Net revenues and Net loss of Lena White included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $4.2 and $(2.3), respectively.

Transaction-related costs associated with this acquisition of $0.1 during the three and nine months ended March 31, 2014 were expensed as incurred and included in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

5. JOINT VENTURE ARRANGEMENTS
On January 1, 2014, a joint venture agreement entered into by the Company through a majority-owned subsidiary and two third parties to create a new subsidiary in the United Arab Emirates (“U.A.E.”) became effective. In connection with the capitalization of the joint venture (“JV”), the Company contributed 18.0 million AED ($4.9) in cash. The JV will focus on the sale, promotion and distribution of fragrances, skin and body care and color cosmetics products in the local markets of the U.A.E. The Company is required to purchase the shares of one of the third parties at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument to be recorded as a liability in Other noncurrent liabilities on the Condensed Consolidated Balance Sheet. The liability is calculated based upon a pre-determined formula in accordance with the SPA. At March 31, 2014, the liability was nil due to initial start-up costs included in the formula. Additionally, the Company will guarantee up to 18.0 million AED ($4.9) in bank financing to support initial operation requirements if required. The JV is consolidated by the Company as it was determined to be a VIE. The Company is considered the primary beneficiary with 49% ownership since the Company has: (a) the power to direct, supervise, and manage the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of this JV in its consolidated financial statements.
The assets of the JV are restricted in that they are not available for general business use outside the context of the JV and the creditors (or beneficial interest holders) do not have recourse to us or to our other assets. The JV has total assets and total liabilities of $18.1 and $12.4 as of March 31, 2014, respectively.

6. RESTRUCTURING COSTS

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

The Company anticipates completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $35.6 and $25.3 was incurred as of March 31, 2014 and June 30, 2013, respectively.

The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2013	$21.7	$0.4	$0.1	$22.2
Restructuring charges	9.2	0.2	1.8	11.2
Payments	(13.4)	(0.5)	(1.7)	(15.6)
Changes in estimates (a)	(0.8)	(0.1)	—	(0.9)
Effect of exchange rates	0.3	—	—	0.3
Balance—March 31, 2014	$17.0	$—	$0.2	$17.2

(a) The decrease in severance and employee benefits is primarily attributable to employees who have voluntarily left positions that were later eliminated.

The Company currently estimates that the total remaining accrual of $17.2 will result in cash expenditures of approximately $6.7, $7.5 and $3.0 in fiscal 2014, 2015 and 2016, respectively.

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

The related liability balance and activity for the restructuring charges are presented below:

Severance and Employee Benefits
Balance—July 1, 2013	$3.7
Payments	(2.6)
Balance—March 31, 2014	$1.1

The Company expects to pay the remaining accrual of $1.1 primarily during fiscal 2014.

In addition to the restructuring charges listed above, the Company changed its estimates for other restructuring charges recorded in Restructuring costs in the Condensed Consolidated Statements of Operations by $(0.1) and $0.1 for the three months ended March 31 2014 and 2013, respectively and $(0.1) and $0.5 for the nine months ended March 31, 2014 and 2013. The related liability balance as of March 31, 2014 and June 30, 2013 was $1.1 and $2.9, respectively.

7. INVENTORIES

Inventories as of March 31, 2014 and June 30, 2013 are presented below:

	March 31, 2014	June 30, 2013
Raw materials	$151.3	$184.4
Work-in-process	6.8	35.6
Finished goods	430.8	388.2
Total inventories	$588.9	$608.2

8. GOODWILL, OTHER INTANGIBLE ASSETS, NET AND OTHER ASSETS

The Company tests goodwill and indefinite lived intangible assets for impairment annually as of May 1. Additionally, an impairment test is performed for these assets and other long-lived assets if indicators or changes in circumstances suggest that an impairment exists. During the three months ended March 31, 2014, the Company experienced net cash outflows associated with the TJoy mass channel business in China that were significantly in excess of previous expectations in spite of a reorganization of the Company's management team and distribution network and the launch of new product offerings through which the Company anticipated realizing significant improvements in cash flows beginning in the three months ended March 31, 2014. In the course of evaluating the results for the three months ended March 31, 2014 and the preparation of the financial statements for the three months ended March 31, 2014, management concluded that the results in China represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Beauty - Skin & Body Care Reporting Unit, resulting in a total non-cash impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other long lived assets, as described below.

In step one of the goodwill impairment test, the Company identified that the carrying value of the reporting unit exceeded its fair value based on a re-evaluation of discounted cash flows and confirmed by using a market approach to value the reporting units. The main drivers of the decline were a decrease in average net sales growth rates for the reporting unit from high-single digits to mid-single digits and an increase in weighted average cost of capital, based on management's recent estimates.

In the preliminary step two of the test the implied fair value of goodwill was determined by comparing the fair value of the other assets in the reporting unit to the fair value of the reporting unit. Predominantly as a result of the fair value of the adidas license agreement, the implied fair value of goodwill was determined to be nil. Consequently, goodwill was determined to be fully impaired, resulting in an impairment charge of $256.4. The preliminary step two test is incomplete, due to the significant amount of work required to calculate the implied fair value of goodwill and due to the timing of the identification of the interim impairment indicators. The items in the step two test that are incomplete include, but are not limited to, determining the valuation of inventory and property, plant and equipment in the reporting unit.

Concurrently with the evaluation of future cash flows of the reporting unit, the Company also re-evaluated future cash flows from other long lived assets in China, consisting of the TJoy trademark, customer relationships and a manufacturing facility, with a total carrying value of $69.1. It was determined that the carrying value of this asset group exceeded its fair value resulting in an impairment charge of $60.5. The TJoy trademark and customer relationships of $21.0 and $33.5, respectively, were fully impaired and the remaining $6.0 impairment charge was attributable to the reduction of the carrying value of a manufacturing facility.

Based on the impairment test performed as of May 1, 2013, the Company determined that the fair values of its other reporting units significantly exceeded their respective carrying values at that date by a range of 40% to greater than 100%. Thus, a significant decrease in fair value would be required before the goodwill balance at other reporting units would have a carrying value in excess of fair value. The Company does not believe that indicators of impairment exist for its other reporting units.

The Company believes the assumptions used in calculating the estimated fair values of the other reporting units are reasonable and attainable. However, the Company can provide no assurances that it will achieve such projected results. Further, the Company can provide no assurances that it will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in interest rates in these other reporting units. Recognition of additional impairment of a significant portion of the Company’s goodwill would negatively affect the Company’s reported results of operations and total capitalization.

Goodwill

Goodwill as of March 31, 2014 and June 30, 2013 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross balance at June 30, 2013	$711.0	$529.8	$686.8	$1,927.6
Accumulated impairments	—	—	(384.4)	(384.4)
Net balance at June 30, 2013	$711.0	$529.8	$302.4	$1,543.2

Changes during the period ended March 31, 2014:
Acquisition contingent payment (a)	$30.0	$—	$—	$30.0
Acquisitions (b)	3.8	2.5	7.0	13.3
Foreign exchange	7.7	5.8	(0.3)	13.2
Impairment charges	—	—	(256.4)	(256.4)
	$41.5	$8.3	$6.7	$56.5

Gross balance at March 31, 2014	$752.5	$538.1	$693.5	$1,984.1
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at March 31, 2014	$752.5	$538.1	$52.7	$1,343.3

(a) Pursuant to the Company's fiscal 2006 acquisition of Unilever Cosmetics International, the Company is contractually obligated to make future annual contingent purchase price consideration payments for a 10-year period following the acquisition to the seller. Payments are based on contractually agreed upon sales targets and can range up to $30.0 per year. The Company paid $30.0 during the third quarter of both fiscal 2014 and 2013 for such contingent consideration.

(b) During the nine months ended March 31, 2014, the Company acquired 100% of the shares of StarAsia and Lena White. These transactions were accounted for as business combinations (See Note 4).

Other Intangible Assets

Other intangible assets, net as of March 31, 2014 and June 30, 2013 are presented below:

	March 31, 2014	June 30, 2013
Indefinite-lived other intangible assets (a)	$1,175.2	$1,171.9
Finite-lived other intangible assets, net	682.2	784.7
Total Other intangible assets, net	$1,857.4	$1,956.6

(a) Net of accumulated impairments of $188.6 as of March 31, 2014 and June 30, 2013.

The effect of foreign currency translation in the carrying amount of indefinite-lived intangible assets is $3.2 as of March 31, 2014.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2013
License agreements	$827.0	$(451.6)	$—	$375.4
Customer relationships	543.3	(173.1)	—	370.2
Trademarks	145.9	(112.5)	—	33.4
Product formulations	31.8	(26.1)	—	5.7
Total	$1,548.0	$(763.3)	$—	$784.7
March 31, 2014
License agreements	$836.4	$(483.0)	$—	$353.4
Customer relationships	559.1	(207.9)	(33.5)	317.7
Trademarks	146.3	(116.9)	(21.0)	8.4
Product formulations	31.8	(29.1)	—	2.7
Total	$1,573.6	$(836.9)	$(54.5)	$682.2

Amortization expense totaled $21.1 and $22.2 for the three months ended March 31, 2014 and 2013, respectively, and $66.4 for the nine months ended March 31, 2014 and 2013.

9. FINANCING ARRANGEMENTS

On July 22, 2013, the Company amended the Note Purchase Agreement relating to its Senior Notes to, among other things, align the definition of “Change of Control” with the Company’s credit facility with JP Morgan Chase Bank, N.A. as administrative agent (the “Credit Facility”), and to modify the definition of “Consolidated EBITDA” to include or increase certain add-backs related to non-recurring expenses similar to those contained in the Credit Facility. Deferred financing fees of $0.4 were recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the amendment as of March 31, 2014.

On April 4, 2013, the Company entered into agreements with a third party to establish an entity that exclusively markets and sells beauty products in retail channels in Brazil. The third party provided 4.9 million Brazilian Reais ($2.2) of funding for the entity during the nine months ended March 31, 2014. The funding is classified as Other noncurrent liabilities as of March 31, 2014 since the Company is obligated to repay the funding to the third party on April 4, 2023, which is the maximum contract term. The third party is entitled to its proportionate share of the earnings of the Brazil entity, payable annually for the expected life of the contract.

10. INTEREST EXPENSE

Interest expense, net for the three and nine months ended March 31, 2014 and 2013 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Interest expense	$17.1	$20.1	$52.0	$59.7
Foreign exchange losses (gains), net of derivative contracts	1.4	0.9	2.5	(1.4)
Interest income	(1.2)	(0.8)	(3.1)	(2.8)
Total interest expense, net	$17.3	$20.2	$51.4	$55.5

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1.5	$1.1	$0.7	$0.7	$2.2	$1.8
Interest cost	0.8	0.9	1.3	1.3	1.0	1.1	3.1	3.3
Expected return on plan assets	(0.7)	(0.6)	(0.3)	(0.2)	—	—	(1.0)	(0.8)
Amortization of prior service credit (cost)	—	—	0.1	—	—	(0.1)	0.1	(0.1)
Amortization of net loss	0.3	0.7	0.5	0.3	—	0.1	0.8	1.1
Net periodic benefit cost	$0.4	$1.0	$3.1	$2.5	$1.7	$1.8	$5.2	$5.3

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$4.3	$3.3	$1.9	$2.1	$6.2	$5.4
Interest cost	2.5	2.5	4.0	4.0	2.9	3.2	9.4	9.7
Expected return on plan assets	(1.9)	(1.7)	(0.8)	(0.7)	—	—	(2.7)	(2.4)
Amortization of prior service credit (cost)	—	—	0.1	—	(0.1)	(0.2)	—	(0.2)
Amortization of net loss	0.7	2.1	1.5	0.9	—	0.4	2.2	3.4
Net periodic benefit cost	$1.3	$2.9	$9.1	$7.5	$4.7	$5.5	$15.1	$15.9

The Company expects to contribute approximately $9.0, $10.8, and $1.8 to its U.S. and international pension plans and other post-employment benefit plans, respectively, during fiscal 2014.

12. FAIR VALUE MEASUREMENTS

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of March 31, 2014 and June 30, 2013 are presented below:

	Level 1		Level 2		Level 3
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$3.4	$0.6	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$4.0	$0.8	$—	$—
Contingent consideration - business combination	—	—	—	—	1.1	—
Total Liabilities	$—	$—	$4.0	$0.8	$1.1	$—
Total recurring fair value measurements	$—	$—	$(0.6)	$(0.2)	$(1.1)	$—

The reconciliation of Level 3 liabilities recorded at fair value for the nine months ended March 31, 2014 is presented below. There were no Level 3 assets or liabilities recorded at fair value for the nine months ended March 31, 2013.

2014
Contingent consideration - business combination:
Fair Value - July 1	$—
Additions	1.1
Realized gains	—
Effect of exchange rates	—
Transfers out of Level 3	—
Fair value - March 31	$1.1

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

Contingent consideration - business combination — The Company uses an industry standard valuation model within the option pricing framework to value the Contingent Consideration. The inputs used to measure the fair value included weighted net sales projections through the settlement date of the contingent consideration, revenue volatility using comparable companies' historical performance and a present value calculation to discount the expected settlement.

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

The fair values of the Company’s financial instruments estimated as of March 31, 2014 and June 30, 2013 are presented below:

	March 31, 2014		June 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,241.0	$2,235.6	$2,095.0	$2,086.1
Senior Notes - Series A	100.0	110.2	100.0	108.3
Senior Notes - Series B	225.0	251.9	225.0	244.4
Senior Notes - Series C	175.0	194.1	175.0	190.0
Dividends payable	0.9	0.7	0.4	0.3

13. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations through its global operations, with manufacturing and distribution facilities in various countries around the world. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying firm commitments or forecasted transactions. During fiscal 2014, the Company launched a program to qualify derivatives for hedge accounting treatment. The Company began entering into derivatives for which hedge accounting treatment has been applied late in the second quarter of fiscal 2014 which the Company anticipates realizing in the Condensed Consolidated Statement of Operations in fiscal 2015. The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting for the affected derivative in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of March 31, 2014, foreign currency forward contracts in net liability positions that contained credit-risk-related features were $4.0.

Quantitative Information

Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2014 and June 30, 2013:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		March 31, 2014	June 30, 2013		March 31, 2014	June 30, 2013
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.7	$—	Accrued expenses and other current liabilities	$2.9	$—
Total derivatives designated as hedges		$0.7	$—		$2.9	$—
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.7	$0.6	Accrued expenses and other current liabilities	$1.1	$0.8
Total derivatives not designated as hedges		$2.7	$0.6		$1.1	$0.8
Total derivatives		$3.4	$0.6		$4.0	$0.8

The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of March 31, 2014:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statement of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$4.2	$(0.8)	$3.4	$—	$—	$3.4
Liabilities	$(5.0)	$1.0	$(4.0)	$—	$—	$(4.0)

The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheet, respectively, as of June 30, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Statement of Operations	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$0.9	$(0.3)	$0.6	$—	$—	$0.6
Liabilities	$(1.2)	$0.4	$(0.8)	$—	$—	$(0.8)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and nine months ended March 31, 2014 and 2013 is presented below:

	Gain (Loss) Recognized in Operations Three Months Ended March 31,		Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Nine Months Ended March 31,		Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations
	2014	2013		2014	2013
Foreign exchange forward contracts	$2.7	$(2.1)	Interest expense, net	$4.1	$(1.5)	Interest expense, net
Foreign exchange forward contracts	$2.9	$1.4	Cost of Sales	$0.7	$0.4	Cost of Sales

The Company enters into foreign currency forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues and costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2015. Hedge effectiveness of foreign currency forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign currency forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI are reclassified to current-period earnings. As of March 31, 2014, all of the Company’s foreign currency forward contracts designated as hedges were highly effective in all material respects. The accumulated loss on these derivative instruments in AOCI, net of tax, was $(1.9) and nil as of March 31, 2014 and June 30, 2013, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $(1.5). There were no amounts reclassified from AOCI into earnings during the three and nine months ended March 31, 2014.

As of March 31, 2014, the Company had foreign currency forward contracts designated as effective hedges in the amount of $322.9, which mature at various dates through June 2015. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($106.0), Euro ($86.5), Australian Dollar ($52.0), Canadian Dollar ($47.7), Polish Zloty ($30.3), and Japanese Yen ($4.6). As of June 30, 2013, the Company had no foreign currency forward contracts designated as effective hedges.

As of March 31, 2014 and June 30, 2013, the Company had foreign currency forward contracts not designated as hedges with a notional value of $267.1 and $260.6, respectively, which mature at various dates through June 2014.

14. NONCONTROLLING INTERESTS

The Company has the right to purchase the noncontrolling interests (“NCI”) in certain subsidiaries from the NCI holders (each such right, a “Call right”) at certain points in time. On August 23, 2013, the Company exercised its Call right for 7% of a certain Hong Kong subsidiary from the NCI holder and it consummated the purchase on January 10, 2014 for $4.4. The $4.4 is recorded as a reduction to Additional paid-in capital (“APIC”) and NCI of $4.2 and $0.2, respectively. The effect of the change in the ownership percentage of the NCI on Net income attributable to Coty Inc. is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Net (loss) income attributable to Coty Inc.	$(253.3)	$20.4	$(77.3)	$230.3

Decrease in APIC for purchase of 7% of an NCI	(4.2)	—	(4.2)	—

Net (loss) income attributable to Coty Inc. and transfers from NCI	$(257.5)	$20.4	$(81.5)	$230.3

15. COMMON AND PREFERRED STOCK

Initial Public Offering

In June 2013, the Company completed an IPO in which the selling stockholders sold 57.1 million shares of Class A Common Stock. The Company did not receive any proceeds from the sale of shares. Prior to the IPO, the Company’s outstanding shares consisted of 382.8 million shares of Common Stock and no Preferred Stock, each with a value of $0.01. On the date of the IPO, all shares of Common Stock converted to 72.2 million shares of Class A Common Stock and 310.6 million shares of Class B Common Stock.

Common Stock

During the nine months ended March 31, 2014 the Company issued 1.9 million shares of its Class A Common Stock and received $12.2 in cash in connection with exercise of employee stock options and settlement of restricted stock units (“RSUs”) and purchase of shares by employees under the Platinum Program (“Platinum”) which is an employee stock ownership program under the Omnibus Equity and Long-term Incentive Plan (“Omnibus LTIP”).

On July 12, 2013, the underwriters of the Company’s IPO exercised their option under the underwriting agreement to purchase from the selling stockholders 8.0 million additional shares of Class A Common Stock at the initial offering price (the “Overallotment Option”). In connection with the Overallotment Option, the Company reclassified 8.0 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of March 31, 2014. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On December 13, 2013, Berkshire Partners LLC (“Berkshire Partners”), a stockholder, distributed 4.0 million shares of its Class B Common Stock to its general partners and member firms. On March 14, 2014, Berkshire Partners distributed an additional 6.0 million shares of its Class B Common Stock. The respective partners and members that received shares are not considered affiliates of the Company. As a result of the distributions, the Company reclassified 10.0 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of March 31, 2014. The Company did not receive any shares or proceeds from the distribution of shares by Berkshire Partners.

As of March 31, 2014, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of March 31, 2014, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 367.8 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 88.6 million and 292.6 million, respectively. There was no Preferred Stock outstanding as of March 31, 2014.

Treasury Stock

On September 13, 2013, the Company purchased less than 0.1 million shares of its Class A Common Stock that had been issued upon the exercise of certain stock options. The purchase was in connection with the net settlement of an employee’s stock option exercise and payment of related withholding taxes. Additionally, on November 14, 2013, the Company purchased less than 0.1 million shares of its Class A Common Stock that had been issued upon the settlement of certain RSUs. The purchase was in connection with payment of withholding taxes related to settlement of RSUs owned by two board directors. The settlement occurred under the Company’s 2007 Stock Plan for Directors, which provides for automatic settlement of outstanding RSUs upon vesting. The fair value of the shares on the transaction dates were $0.2 and $0.1, respectively, and classified within Class A Common Stock and APIC. These purchases were reflected as an increase to Treasury stock of $0.3 in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On February 14, 2014, the Company announced that it would repurchase shares of Class A Common Stock having an aggregate market value not exceeding $200.0. In connection with the new program (“Share Repurchase Program”), the Company repurchased 4.5 million shares of its Class A Common Stock during the three months ended March 31, 2014. The shares were purchased in multiple transactions at prices ranging from $14.64 to $15.63. The fair value of all shares repurchased was $67.6 and was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

Dividends

On September 17, 2013, the Company announced a cash dividend of $0.20 per share, or $77.6 on its Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on October 11, 2013 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2014. The remaining $0.7 is payable upon settlement of RSUs and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $0.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2014.

16. SHARE-BASED COMPENSATION PLANS

The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of March 31, 2014, approximately 16.5 million shares of the Company's Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Prior to June 12, 2013, the Company’s Plans were accounted for under liability plan accounting, as they allowed for cash settlement or contained put features that allowed the holders to sell shares to the Company for cash. On June 12, 2013, the Plans were amended, and the terms were restated in order to eliminate the put features and transition issued and outstanding shares as of June 12, 2013 to equity plan accounting.

Total share-based compensation expense for the three months ended March 31, 2014 and 2013 of $12.2 and $61.6, and total share-based compensation expense for the nine months ended March 31, 2014 and 2013 of $35.7 and $106.7, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

As of March 31, 2014, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $44.1 and $44.7, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 2.14 and 3.78 years, respectively.

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

The fair value of the Company’s outstanding stock option liability on June 12, 2013 and March 31, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	June 12,	March 31,
	2013	2013
Expected life of option	4.03 years	3.18 years
Risk-free interest rate	0.84%	0.49%
Expected volatility	32.53%	32.68%
Expected dividend yield	0.86%	0.88%

Expected life of option—The expected life of the option represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.

Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options, which ranged from 0.11% to 1.30% as of June 12, 2013 and from 0.08% to 1.03% as of March 31, 2013.

Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using 7.5 years of daily stock price history.

Expected dividend yield—The Company used an expected dividend yield of 0.86% and 0.88% as of June 12, 2013 and March 31, 2013, respectively, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.

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

The Company’s outstanding nonqualified stock options as of March 31, 2014 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	28.2	$9.05
Exercised	(1.8)	6.75
Forfeited or expired	(1.6)	9.46
Outstanding at March 31, 2014	24.8	$9.19
Vested and expected to vest at March 31, 2014	22.6	$9.13	$132.3	5.75
Exercisable at March 31, 2014	8.3	$8.21	$56.0	3.91

There were no options granted in the current year. The grant prices of the outstanding options as of March 31, 2014 ranged from $4.65 to $11.60. The grant prices for exercisable options ranged from $4.65 to $10.50.

A summary of the total intrinsic value of stock options exercised and payment to settle nonqualified stock options for the nine months ended March 31, 2014 and 2013 is presented below:

	March 31,
	2014	2013
Intrinsic value of options exercised	$14.9	$44.8
Payment to settle nonqualified stock options	—	41.7

The Company’s non-vested nonqualified stock options as of March 31, 2014 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2013	22.7	$3.57
Vested	(4.6)	2.68
Forfeited	(1.6)	3.69
Non-vested at March 31, 2014	16.5	$3.81

The share-based compensation expense recognized on the nonqualified stock options is $7.7 and $51.5 during the three months ended March 31, 2014 and 2013, and $22.2 and $80.1 during the nine months ended March 31, 2014 and 2013, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the exercised options contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of share ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to option holders of $0.1 and $0.3 to share-based compensation expense during the three and nine months ended March 31, 2013.

Restricted Share Units

During the nine months ended March 31, 2014, 2.0 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During the nine months ended March 31, 2013, the Company granted 2.2 million RSUs under the LTIP and 0.1 million under the 2007 Stock Plan for Directors.

The Company’s outstanding RSUs as of March 31, 2014 and activity during the nine months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2013	2.7
Granted	2.1
Settled	(0.1)
Cancelled	(0.2)
Outstanding at March 31, 2014	4.5
Vested and expected to vest at March 31, 2014	3.7	$54.8	3.75

The share-based compensation expense recorded in connection with the RSUs was $3.1 and $2.8 during the three months ended March 31, 2014 and 2013, and $8.0 and $6.8 during the nine months ended March 31, 2014 and 2013, respectively.

Prior to June 12, 2013, the share-based compensation plans governing the released awards contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of RSUs of $0.1 and $0.5 to share-based compensation expense during the three and nine months ended March 31, 2013.

The Company’s outstanding and non-vested RSUs as of March 31, 2014 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2013	2.3	$15.49
Granted	2.1	16.05
Vested	(0.1)	15.50
Cancelled	(0.2)	15.75
Outstanding and nonvested at March 31, 2014	4.1	$15.76

The total intrinsic value of RSUs vested and settled during the nine months ended March 31, 2014 and 2013 is $1.4 and $4.0, respectively.

Executive Ownership Programs

The Company encourages stock ownership through various programs. These programs govern shares purchased by employees (“Purchased Shares”). During the three months ended December 31, 2012, the Company adopted the Omnibus LTIP, which governs Platinum, and amended and restated the previous ownership program. As a result, all outstanding shares purchased by employees were considered vested as of the adoption date or the amendment date, as applicable, and no longer incur expense.

During the three and nine months ended March 31, 2014 and 2013, employees purchased 0.1 and 0.3 million shares, respectively, and received matching RSUs in accordance with the terms of Platinum under the Omnibus LTIP. There were 1.3 and 1.2 million Purchase Shares outstanding as of March 31, 2014 and 2013, respectively.

There was no share-based compensation expense recorded in connection with Purchased Shares during fiscal 2014. Share-based compensation expense recorded for the three and nine months ended March 31, 2013 was nil and $10.3, respectively. The total intrinsic value of restricted shares vested and settled under the EOP during the nine months ended March 31, 2013 is $13.7.

Prior to June 12, 2013, the share-based compensation plans governing the restricted and released shares contained a clause permitting the participants to sell their Purchased Shares of Common Stock back to the Company without restrictions once the restriction period on the Purchased Shares expired. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of Purchased Shares of $3.2 and $5.8 to share-based compensation expense for the three and nine months ended March 31, 2013, respectively.

Special Incentive Award

In February 2012 and September 2010, the Company granted a special incentive award to a select group of key executives that, upon vesting, provides 3.9 million shares of Common Stock, of which 1.5 million shares of Common Stock were forfeited by one holder during fiscal 2013. Prior to June 13, 2013, the date the Class A Common Stock began trading on the NYSE, vesting of these awards was dependent upon the occurrence of (i) an initial public offering by September 14, 2015 or (ii) if an initial public offering had not occurred by September 14, 2015, upon achievement of a target fair value of the Company’s share price and the completion of the service period upon the vesting date of September 14, 2015.

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

Share-based compensation expense recorded in connection with special incentive awards is $1.4 and $3.9 for the three months ended March 31, 2014 and 2013, and $5.5 and $2.9 for the nine months ended March 31, 2014 and 2013, respectively. The Company has 1.0 million and 1.2 million shares of outstanding and non-vested special incentive awards as of March 31, 2014 and June 30, 2013 with a weighted average grant date fair value of $6.83 and $6.82, respectively. During the three and nine months ended March 31, 2014, 0.2 million special incentive award units vested due to a stipulation within one participant’s termination agreement. The vested units had a weighted average grant date fair value of $6.74. During the three and nine months ended March 31, 2013, no vesting activity occurred and one holder forfeited an award of 1.5 million units.

17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(253.3)	$20.4	$(77.3)	$230.3
Weighted-average common shares outstanding—Basic	384.0	382.8	384.1	381.2
Effect of dilutive stock options (a)	—	12.4	—	13.1
Effect of restricted stock and RSUs (b)	—	1.5	—	2.4
Weighted-average common shares outstanding—Diluted	$384.0	$396.7	$384.1	$396.7
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.66)	$0.05	$(0.20)	$0.60
Diluted	(0.66)	0.05	(0.20)	0.58

(a)
For the three and nine months ended March 31, 2013, outstanding options to purchase 8.8 million shares of Common Stock are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)	For the three and nine months ended March 31, 2013, there are no anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

Due to the net loss incurred during the three and nine months ended March 31, 2014, no stock options or restricted stock units are included in the computation of diluted loss per share.

18. COMMITMENTS AND CONTINGENCIES

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

Two putative class action complaints have been filed in the United States Southern District of New York against the Company, its directors and certain of its executive officers alleging violations of the federal securities laws in connection with the Company's IPO. The first complaint, filed on February 13, 2014 and captioned Eugene Stricker vs. Coty Inc., et al., (the “Stricker Action”), asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased the Company's Class A Common Stock in the IPO, rescission, damages of an unspecified amount and equitable or injunctive relief. The Stricker Action also names as defendants the underwriters of the IPO. The second complaint, filed on February 21, 2014 and captioned Norman C. Carey vs. Coty Inc., et al., (the “Carey Action”) asserts claims under Sections 11 and 15 of the Securities Act and seeks, on behalf of persons who purchased the Company's Class A Common Stock in the IPO, unspecified damages.

In April 2014, plaintiffs moved to consolidate the Stricker Action and the Carey Action and for the appointment of lead plaintiff and lead counsel. The Company believes both lawsuits are without merit and intends to vigorously defend them.

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

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance and color cosmetics with heightened promotional activities in mass retail in Western Europe and the U.S. A significant part of our strategy is to expand our geographic footprint into emerging markets and diversify our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom (“U.K.”), and the United Arab Emirates (“U.A.E.”) during fiscal 2014 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include advertising and consumer promotion costs, administrative costs (i.e., personnel and related expenses, research and development costs, certain warehousing fees, non-manufacturing overhead, rent on operating leases and professional fees), share-based compensation and other operating expenses.

Selling, general and administrative expenses also include the expense or benefit relating to our share-based compensation plans that are accounted for as liability plans through our initial public offering and as equity plans thereafter.

Marketing and Advertising Costs

Marketing and advertising costs include the aggregate of trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in Selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the three and nine months ended March 31, 2014 and 2013 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Trade marketing spend activities	$102.8	$117.7	$372.5	$385.7
% of Net revenues	10.2%	11.8%	10.6%	10.7%
Advertising and consumer promotional costs	256.8	240.6	795.5	800.5
% of Net revenues	25.5%	24.1%	22.7%	22.3%
Total marketing and advertising costs	$359.6	$358.3	$1,168.0	$1,186.2
% of Net revenues	35.6%	35.9%	33.3%	33.0%

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

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-

GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted Operating Income, Adjusted Income Before Income Taxes, Adjusted Net Income Attributable to Coty Inc. and Adjusted Net Income Attributable to Coty Inc. per Common Share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures. In addition, our financial covenant compliance calculations under our debt agreements are substantially derived from these adjusted performance measures. The following are examples of how these adjusted performance measures are utilized by management:

•	senior management receives a monthly analysis of our operating results that are prepared on an adjusted performance basis;

•	strategic plans and annual budgets are prepared on an adjusted performance basis; and

•	senior management’s annual compensation is calculated, in part, using adjusted performance measures.

Adjusted Operating Income

We define Adjusted Operating Income as operating income adjusted for the following:

•	Share-based compensation adjustment:

•
Following June 12, 2013, the effective date of the share-based compensation plan amendments, the share-based compensation expense adjustment represents the difference between equity plan accounting using the grant date fair value and equity plan accounting using the June 12, 2013 fair value. Prior to June 12, 2013, the share-based compensation expense adjustment represents the difference between share-based compensation expense accounted for under equity plan accounting based on grant date fair value, and under liability plan accounting based on reporting date fair value.

•
Future adjustments for share-based compensation will consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is $22.1, $12.3, $7.8, $2.4, and $0.2 for the fiscal years ended June 30, 2014, 2015, 2016, 2017, and 2018 respectively. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Fiscal 2013 Form 10-K for a full discussion of the share-based compensation adjustment; and

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

RESULTS OF OPERATIONS

The following table is a comparative summary of operating results for the three and nine months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2014	2013	2014	2013
NET REVENUES
By Segment:
Fragrances	$508.1	$487.0	$2,004.0	$2,000.3
Color Cosmetics	344.9	366.7	990.6	1,083.4
Skin & Body Care	155.7	144.0	515.5	506.6
Total	$1,008.7	$997.7	$3,510.1	$3,590.3
OPERATING (LOSS) INCOME
By Segment:
Fragrances	$54.3	$55.5	$350.6	$350.3
Color Cosmetics	36.7	50.4	107.2	180.7
Skin & Body Care (a)	(326.5)	(2.2)	(323.9)	(3.6)
Corporate	(36.5)	(73.6)	(96.8)	(109.1)
Total	$(272.0)	$30.1	$37.1	$418.3

(a) In the three months ended March 31, 2014, we recorded an asset impairment charge of $316.9, related to goodwill, identifiable intangible assets and certain tangible assets.

The following table presents our Statements of Operations, expressed as a percentage of net revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.2	38.3	40.4	39.6
Gross Profit	60.8	61.7	59.6	60.4
Selling, general and administrative expenses	53.8	56.2	47.4	47.3
Amortization expense	2.1	2.2	1.8	1.8
Restructuring costs	0.4	0.3	0.3	0.1
Asset impairment charges (a)	31.5	—	9.0	—
Gain on sale of asset	—	—	—	(0.5)
Operating (Loss) Income	(27.0)	3.0	1.1	11.7
Interest expense, net	1.7	2.0	1.5	1.6
Other income, net	(0.2)	—	(0.1)	—
(Loss) Income Before Income Taxes	(28.5)	1.0	(0.3)	10.1
(Benefit) provision for income taxes	(4.0)	(2.0)	1.2	2.9
Net (Loss) Income	(24.5)	3.0	(1.5)	7.2
Net income attributable to noncontrolling interests	0.3	0.4	0.4	0.4
Net income attributable to redeemable noncontrolling interests	0.3	0.6	0.3	0.4
Net (Loss) Income Attributable to Coty Inc.	(25.1%)	2.0%	(2.2%)	6.4%

(a) In the three months ended March 31, 2014, we recorded an asset impairment charge of $316.9, related to goodwill, identifiable intangible assets and certain tangible assets.

Discussed below are our consolidated results of operations and the results of operations for each reportable segment.

THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

NET REVENUES

In the three months ended March 31, 2014, net revenues increased 1%, or $11.0, to $1,008.7 from $997.7 in the three months ended March 31, 2013. Foreign currency exchange translations had an immaterial impact on total net revenues. The increase was primarily the result of a positive price and mix impact of 2%, partially offset by a decrease in unit volume of 1%. In fiscal 2013, one of our licenses was divested and a certain North American service agreement expired and was not renewed (“2013 Ceased Activities”). Excluding the impact to net revenues from the 2013 Ceased Activities of 1% and the impact of foreign currency exchange translations, total net revenues increased 2%.

In the three months ended March 31, 2013, net revenues were negatively affected by the impact of cancelled and unshipped orders due to certain issues arising during the quarter ended March 31, 2013 as a result of the transition to a new third-party logistics provider. These logistics issues positively impacted total net revenues growth in the three months ended March 31, 2014 by approximately 3% and impacted the Fragrances and Skin & Body Care segments in EMEA and Asia Pacific.

Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2014	2013	Change %
NET REVENUES
Fragrances	$508.1	$487.0	4%
Color Cosmetics	344.9	366.7	(6%)
Skin & Body Care	155.7	144.0	8%
Total	$1,008.7	$997.7	1%

Fragrances

In the three months ended March 31, 2014, net revenues of Fragrances increased 4%, or $21.1, to $508.1 from $487.0 in the three months ended March 31, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Fragrances. The increase was primarily the result of an increase in unit volume of 7%, partially offset by a negative price and mix impact of 3%. Excluding the impact to net revenues from the 2013 Ceased Activities of 2%, net revenues of Fragrances increased 6%. The increase in the segment reflects higher net revenues from power brands Calvin Klein, Davidoff, and Marc Jacobs in part due to the launches of Calvin Klein Endless Euphoria, ck one Red for Her, ck one Red for Him, Calvin Klein Downtown, Davidoff Cool Water Night Dive, Davidoff Cool Water Woman Sea Rose, Marc Jacobs Honey and continued growth of Marc Jacobs Daisy. Also contributing to segment growth were incremental net revenues from newly established brands Katy Perry Killer Queen and love2love along with higher net revenues from Jil Sander, David Beckham and Guess. Partially offsetting the increase in the segment were lower net revenues from Roberto Cavalli and Chloé reflecting lower new launch activity in the three months ended March 31, 2014 relative to the strong contribution from new launches in the three months ended March 31, 2013, lower net revenues from existing celebrity brands that are later in their lifecycles and the expiration of certain licenses. The segment growth was also positively impacted by the logistics issues with a certain provider in the three months ended March 31, 2013, as previously discussed. The negative price and mix impact primarily reflects lower relative volumes of higher-priced products of select brands, such as Roberto Cavalli and Chloé, and higher relative volumes of lower-priced products sold in the mass retail channel, such as David Beckham.

Color Cosmetics

In the three months ended March 31, 2014, net revenues of Color Cosmetics decreased 6%, or $21.8, to $344.9 from $366.7 in the three months ended March 31, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Color Cosmetics. The decrease was primarily the result of a reduction in unit volume of 5% and a negative price and mix impact of 1%. The decline in the segment was primarily driven by lower net revenues from nail products, in part reflecting continued declines since the first quarter of fiscal 2014 in the U.S. retail nail market. The Sally Hansen brand was the largest contributor to the segment decline in part due to lower net revenues from Sally Hansen Insta Gel and Sally Hansen Salon Effects nail products that generated stronger net revenues in the three months ended March 31, 2013. Net revenues for Sally Hansen were also negatively affected by the aforementioned weaker demand in the nail category and decline in market share in the U.S. Partially offsetting the decline within Sally Hansen were higher net revenues from new launches Sally Hansen Triple Shine and Sally Hansen I Heart Nail Art nail art pens. Lower net revenues from OPI and N.Y.C. New York Color also contributed to the decline in the Color Cosmetics segment. The decrease in OPI primarily reflects a decline in the U.S. retail channel driven by lower net revenues of Nicole by OPI and the discontinuation of a particular product line sold exclusively by a large retailer. These decreases in OPI were partially offset by incremental net revenues in the U.K. following the acquisition of a U.K. distributor and expanded distribution in Australia. Lower net revenues from N.Y.C. New York Color are primarily due to a decline in the U.S. Partially offsetting the decline in the segment was an increase in Rimmel primarily reflecting strong growth of Rimmel Scandal’eyes mascara and Rimmel Stay Matte foundation. The negative price and mix impact for the segment primarily reflects lower relative volumes of higher-priced gel nail products and an increased level of highly promotional and discounted pricing activity in the segment, reflecting a competitive retail environment.

Skin & Body Care

In the three months ended March 31, 2014, net revenues of Skin & Body Care increased 8%, or $11.7, to $155.7 from $144.0 in the three months ended March 31, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Skin & Body Care. The increase was primarily the result of an increase in unit volume of 4% and a positive price and mix impact of 4%. The increase in the segment was primary driven by higher net revenues from Lancaster, philosophy and adidas. Net revenues from Lancaster reflect strong growth primarily due to new launches Lancaster Self Tan Beauty and Lancaster Total Age Correction, in addition to the positive impact from the logistics issues with a certain provider in the three months ended March 31, 2013, as previously discussed. Net revenues from philosophy increased primarily driven by higher net revenues in key distribution channels in the U.S., in part due to expanded distribution and new launches, and strong growth in Asia Pacific, in part due to expanded distribution. Net revenues from adidas increased reflecting strong growth in emerging markets such as Southeast Asia, China, Brazil, South Africa and the Middle East, partially offset by lower net revenues in developed markets such as Germany, the U.S. and France. Partially offsetting the increase in the segment were declines in TJoy as net revenues continued to decrease in spite of a reorganization of our management team and distribution network and the launch of a new ginseng product line Hydractive. We are considering a variety of options for our mass channel business in China; however, these measures are still in the preliminary stages, and there can be no assurance that these measures will be successful. The positive price and mix impact for the segment was primarily driven by lower relative volumes of lower-priced products such as TJoy and adidas and higher relative volumes of higher-priced products such as Lancaster and philosophy.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended March 31,
(in millions)	2014	2013	Change %
NET REVENUES
Americas	$382.2	$431.3	(11%)
EMEA	499.9	454.9	10%
Asia Pacific	126.6	111.5	14%
Total	$1,008.7	$997.7	1%

Americas

In the three months ended March 31, 2014, net revenues in the Americas decreased 11%, or $49.1, to $382.2 from $431.3 in the three months ended March 31, 2013. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 9% primarily driven by lower net revenues in the U.S. The decline in the U.S. was primarily driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen and OPI as described under “Net Revenues by Segment-Color Cosmetics” above, and a decline in the Fragrances segment. Lower net revenues from Canada also contributed to the decline in the region primarily due to a decline in the Fragrances segment and the Sally Hansen and Rimmel color cosmetics brands.

EMEA

In the three months ended March 31, 2014, net revenues in EMEA increased 10%, or $45.0, to $499.9 from $454.9 in the three months ended March 31, 2013. Excluding the positive impact of foreign currency exchange translations of 3% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in EMEA increased 8%, in part reflecting the positive impact from the logistics issues with a certain provider in the three months ended March 31, 2013, as previously discussed. Increased net revenues in the region were driven by all key markets, with the exception of Russia. The U.K. and Southern Europe led growth in EMEA. Growth in the U.K. primarily reflects strong increases in Color Cosmetics, driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel, along with the positive impact of foreign currency translations resulting from the improvement of the British Pound exchange rate. The increase in Southern Europe primarily reflects strong growth across all three segments, in part reflecting the positive impact from the logistics issues mentioned above, and the positive impact of foreign currency exchange translations resulting from the improvement of the Euro exchange rate. Also generating strong growth in the region were higher net revenues in Eastern Europe, our new subsidiary in South Africa, and the Middle East where we have transitioned to the new joint venture established in the U.A.E., reflecting our strategy of expanding our geographic footprint into emerging markets. Partially offsetting growth in EMEA were lower net revenues in Russia, in part reflecting the negative impact of the devaluation of the Russian Ruble and a more challenging retail environment. Net revenues in Germany, our largest market in the region, were positively affected by the impact from the logistics issues mentioned above and foreign currency exchange translations.

Asia Pacific

In the three months ended March 31, 2014, net revenues in Asia Pacific increased 14%, or $15.1, to $126.6 from $111.5 in the three months ended March 31, 2013. The negative impact of foreign currency exchange translations of approximately 5% was predominantly driven by the devaluation of the Australian Dollar. Excluding the negative impact of foreign currency exchange translations, net revenues in Asia Pacific increased 19% reflecting growth in all countries in the region. New subsidiaries in Korea, Taiwan and Southeast Asia contributed incremental net revenue growth to the region. Net revenues in Australia, our largest market in the region, were negatively affected by foreign currency exchange translations as mentioned above. Excluding the impact of foreign currency exchange translations, growth in Australia was strong, driven by increased net revenues in Calvin Klein and Rimmel along with incremental net revenues from the introduction of OPI and the newly established brand Katy Perry Killer Queen. Higher net revenues in our travel retail business, Singapore, China and Malaysia also positively impacted results in the region, primarily driven by strong growth in Fragrances. Growth in China was also driven by higher net revenues from adidas, partially offset by declines in the TJoy brand.

COST OF SALES

In the three months ended March 31, 2014, cost of sales increased 3%, or $13.0, to $395.6 from $382.6 in the three months ended March 31, 2013. Cost of sales as a percentage of net revenues increased to 39.2% in the three months ended March 31, 2014 from 38.3% in the three months ended March 31, 2013, resulting in a gross margin decline of approximately 90 basis points. The increase in cost of sales as a percentage of net revenues includes approximately 80 basis points related to the revaluation of acquired inventory. The remaining increase in cost of sales as a percentage of net revenues of 10 basis points primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues, and the negative impact of foreign currency exchange transactions, partially offset by continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended March 31, 2014, selling, general and administrative expenses decreased 3%, or $16.9, to $543.2 from $560.1 in the three months ended March 31, 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.8% in the three months ended March 31, 2014 from 56.2% in the three months ended March 31, 2013. This decrease of approximately 240 basis points includes approximately 480 basis points related to lower share-based compensation expense adjustment, acquisition-related costs and public entity preparedness costs, partially offset by higher real estate consolidation program costs and other business realignment costs. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses increased 6%, or $29.6, to $518.8 from $489.2 in the three months ended March 31, 2013 and increased as a percentage of net revenues to 51.4% from 49.0%. The increase of 240 basis points primarily reflects higher advertising and consumer promotion spending, higher accruals related to the management incentive program and investment in our new subsidiaries in emerging markets, partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets.

OPERATING INCOME

In the three months ended March 31, 2014, operating income decreased $302.1, to $(272.0) from $30.1 in the three months ended March 31, 2013. Operating margin, or operating income as a percentage of net revenues, decreased to (27.0)% of net revenues in the three months ended March 31, 2014 as compared to 3.0% in the three months ended March 31, 2013. This margin decline primarily reflects the impact of asset impairment charges in our Skin & Body Care segment. Also contributing to margin decline was approximately 90 basis points related to higher cost of sales and approximately 10 basis points of higher restructuring expense. Partially offsetting this decline was 240 basis points driven by lower selling, general and administrative expenses and approximately 10 basis points related to lower amortization expense.

Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2014	2013	Change %
OPERATING (LOSS) INCOME
Fragrances	$54.3	$55.5	(2%)
Color Cosmetics	36.7	50.4	(27%)
Skin & Body Care (a)	(326.5)	(2.2)	<(100%)
Corporate	(36.5)	(73.6)	50%
Total	$(272.0)	$30.1	<(100%)

(a) In the three months ended March 31, 2014, we recorded an asset impairment charge of $316.9, related to goodwill, identifiable intangible assets and certain tangible assets.

Fragrances

In the three months ended March 31, 2014, operating income for Fragrances decreased 2%, or $1.2, to $54.3 from $55.5 in the three months ended March 31, 2013. Operating margin decreased to 10.7% of net revenues in the three months ended March 31, 2014 as compared to 11.4% in the three months ended March 31, 2013, primarily driven by higher cost of sales, partially offset by lower selling, general and administrative expenses as a percentage of net revenues.

Color Cosmetics

In the three months ended March 31, 2014, operating income for Color Cosmetics decreased 27%, or $13.7, to $36.7 from $50.4 in the three months ended March 31, 2013. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 10.6% of net revenues in the three months ended March 31, 2014 as compared to 13.7% in the three months ended March 31, 2013, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues primarily due to higher advertising and consumer promotion spending.

Skin & Body Care

In the three months ended March 31, 2014, operating loss for Skin & Body Care increased $324.3, to $(326.5) from $(2.2) in the three months ended March 31, 2013, primarily reflecting asset impairment charges of $316.9. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment.

Excluding asset impairment charges, operating loss increased $7.4, to $(9.6) from $(2.2) in the three months ended March 31, 2014. Operating margin decreased to (6.2)% of net revenues in the three months ended March 31, 2014 as compared to (1.5)% in the three months ended March 31, 2013, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues primarily due to higher advertising and consumer promotion spending partially offset by lower amortization expense as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended March 31, 2014, operating loss for Corporate was $36.5 compared to $73.6 in the three months ended March 31, 2013, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended March 31,
(in millions)	2014	2013	Change %
Reported Operating (Loss) Income	$(272.0)	$30.1	<(100%)
% of Net revenues	(27.0%)	3.0%
Asset impairment charges	316.9	—	N/A
Real estate consolidation program costs	13.4	5.4	>100%
Acquisition-related costs	9.3	8.8	6%
Restructuring and other business realignment costs	7.3	3.6	>100%
Share-based compensation expense adjustment	6.5	55.1	(88%)
Public entity preparedness costs	—	0.7	(100%)
Total adjustments to Reported Operating (Loss) Income	353.4	73.6	>100%
Adjusted Operating Income	$81.4	$103.7	(22%)
% of Net revenues	8.1%	10.4%

In the three months ended March 31, 2014, Adjusted Operating Income decreased 22%, or $22.3, to $81.4 from $103.7 in the three months ended March 31, 2013. Adjusted operating margin decreased to 8.1% of net revenues in the three months ended March 31, 2014 as compared to 10.4% in the three months ended March 31, 2013, driven by higher selling, general and administrative expenses and cost of sales as a percentage of net revenues, partially offset by lower amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income decreased 20%.

Asset Impairment Charges

In the three months ended March 31, 2014, we incurred asset impairment charges of $316.9. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. In the course of evaluating the results and preparing the financial statements for the three months ended March 31, 2014, we determined that net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations in spite of a reorganization of our management team and distribution network and the launch of new product offerings through which we anticipated realizing significant improvements in cash flows beginning in the three months ended March 31, 2014.

In the three months ended March 31, 2013, we did not incur any asset impairment charges.

Real Estate Consolidation Program Costs

In the three months ended March 31, 2014, we incurred $13.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $12.6 of lease loss expense and $0.9 of duplicative rent expense. We expect to continue to incur additional costs associated with the consolidation of real estate in New York during the remainder of fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In the three months ended March 31, 2013, we incurred $5.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $4.1 of accelerated depreciation and $1.1 of duplicative rent expense.

In all reported periods, all real estate consolidation program costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Acquisition-Related Costs

In the three months ended March 31, 2014, we incurred acquisition-related costs of $9.3. These costs include $8.5 of costs primarily related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations and $0.8 of costs which primarily consist of costs related to certain completed business combinations, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2013, we incurred acquisition-related costs of $8.8. These costs primarily include $6.7 of costs related to an additional charge related to the revised estimated arbitration settlement amount based on the progress of the proceedings between us and the seller of TJoy and costs of $2.0 which primarily consist of costs related to certain completed and/or contemplated business combinations, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Restructuring and Other Business Realignment Costs

In the three months ended March 31, 2014, we incurred restructuring and other business structure realignment costs of $7.3.

In the three months ended June 30, 2013, our Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”), as described in Note 6, “Restructuring Costs” in the notes to Condensed Consolidated Financial Statements. We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $35.6 has been incurred through March 31, 2014. In the three months ended March 31, 2014, restructuring costs in the Condensed Consolidated Statement of Operations reflect $4.0 of costs related to the Productivity Program and $(0.1) related to changes in estimates for other restructuring costs.

In the three months ended March 31, 2014, we incurred business structure realignment costs of $3.4. These costs include $3.7 primarily related to certain other programs, included in selling, general and administrative expenses in the Condensed

Consolidated Statements of Operations and $0.3 of income due to the change in estimates related to integration expenses, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2013, we incurred restructuring and other business structure realignment costs of $3.6, consisting of $2.7 included in restructuring costs in the Condensed Consolidated Statement of Operations for a service agreement that expired and was not renewed, where we provided selected selling, distribution and administrative services in return for a commission based fee and $0.9 related to certain other programs in North America, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $6.5 and $55.1 in the three months ended March 31, 2014 and 2013, respectively. The decrease in the share-based compensation expense adjustment primarily reflects the impact of the accounting modification from liability plan accounting to equity plan accounting as of June 12, 2013, the effective date of the share-based compensation plan amendments. In the three months ended March 31, 2013, the higher share-based compensation expense was the result of the increase in the estimated fair value of our Class A Common Stock from $15.25 as of December 31, 2012 to $17.00 as of March 31, 2013.

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

Public Entity Preparedness Costs

In the three months ended March 31, 2013, we incurred public entity preparedness costs of $0.7 primarily consisting of consulting and legal fees associated with preparation and filing of the registration statement for our initial public offering.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

INTEREST EXPENSE, NET

In the three months ended March 31, 2014, interest expense, net was $17.3 as compared with $20.2 in the three months ended March 31, 2013. The decrease in expense primarily relates to lower interest expense on our debt instruments of $3.0, and an increase in interest income of $0.3, partially offset by an increase in losses related to foreign exchange of $0.4, net of derivative foreign exchange contracts.

INCOME TAXES

The effective income tax rate for the three months ended March 31, 2014 and 2013 is 14.1% and (196.0%), respectively. The variations in the effective tax rates for the three month periods were primarily due the negative impact associated with asset impairment charges which provided minimal tax benefits and the positive effects of the reversal of certain unrecognized tax benefits approximating $38.1 million for the three months ended March 31, 2014 compared to a one-time tax benefit of $23.8 million related to American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively Internal Revenue Code Section 954(c)(6) for the three months ended March 31, 2013.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate		Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (Loss) Income Before Income Taxes	$(287.2)	$(40.5)	14.1%		$10.1	$(19.8)	(196.0%)
Adjustments to Reported Operating (Loss) Income (a)	353.4	13.4			73.6	25.6
Adjusted Income Before Income Taxes	$66.2	$(27.1)	(40.9%)	(b)	$83.7	$5.8	6.9%	(c)

(a)	See “Overview—Non-GAAP Financial Measures” for further information.
(b) The Company's normalized tax rate excluding the benefits associated with the expiration of statutes of limitation and audit settlements was 19.8% for the three months ended March 31, 2014.
(c) The Company's normalized tax rate excluding the benefits associated with the extension of 954c(6) was 35.4%.
The adjusted effective tax rate was (40.9%) compared to 6.9% in the prior-year period.  The adjusted effective tax rate for the three months ended March 31, 2014 was primarily impacted by the reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions. The adjusted effective tax rate for the three months ended March 31, 2013 was primarily impacted by the passage of the American Taxpayer Relief Act of 2012 on January 2, 2013, which extended retroactively Internal Revenue Code Section 954(c)(6). Cash paid during the quarter for income taxes of $9.6 and $24.4, represents 14.5% and 29.2% of Adjusted income before income taxes for the three months ended March 31, 2014 and March 31, 2013, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended March 31, 2014, net income attributable to Coty Inc. decreased $273.7, to $(253.3), from $20.4 in the three months ended March 31, 2013. This decrease primarily reflects lower operating income, partially offset by lower interest expense and lower tax expense as described in “Interest Expense, Net” and “Income Taxes” above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2014	2013	Change %
Reported Net (Loss) Income Attributable to Coty Inc.	$(253.3)	$20.4	<(100%)
% of Net revenues	(25.1%)	2.0%
Adjustments to Reported Operating (Loss) Income (a)	353.4	73.6	>100%
Change in tax provision due to adjustments to Reported Net (Loss) Income Attributable to Coty Inc.	(13.4)	(25.6)	48%
Adjusted Net Income Attributable to Coty Inc.	$86.7	$68.4	27%
% of Net revenues	8.6%	6.9%
Per Share Data
Adjusted weighted-average common shares (b)
Basic	384.0	382.8
Diluted	392.0	396.7
Adjusted net income attributable to Coty Inc. per common share (c)
Basic	$0.23	$0.18
Diluted	0.22	0.17

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the three months ended March 31, 2014, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 8.0 million higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share. In the three months ended March 31, 2013, the adjusted number of common shares used to calculate non-GAAP adjusted basic and diluted net income attributable to Coty Inc. per common share is identical to the number of common and diluted shares used to calculate GAAP net income (loss) per common share.

(c)
The current cash tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $6.0 for the three months ended March 31, 2014 and 2013, respectively. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share is $0.02 for the three months ended March 31, 2014 and 2013, respectively.

NINE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2013

NET REVENUES

In the nine months ended March 31, 2014, net revenues decreased 2%, or $80.2, to $3,510.1 from $3,590.3 in the nine months ended March 31, 2013. The decrease was primarily the result of a decline in unit volume of 2%. Foreign currency exchange translations and price and mix had an immaterial impact on total net revenues. The 2013 Ceased Activities had an immaterial impact on total net revenues growth.

In the nine months ended March 31, 2013, net revenues were negatively affected by the impact of cancelled and unshipped orders due to certain issues arising during the quarter ended March 31, 2013 as a result of the transition to a new third-party logistics provider. These logistics issues partially offset the total net revenues decline in the nine months ended March 31, 2014 by approximately 1% and impacted the Fragrances and Skin & Body Care segments in EMEA and Asia Pacific.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2014	2013	Change %
NET REVENUES
Fragrances	$2,004.0	$2,000.3	—
Color Cosmetics	990.6	1,083.4	(9%)
Skin & Body Care	515.5	506.6	2%
Total	$3,510.1	$3,590.3	(2%)

Fragrances

In the nine months ended March 31, 2014, net revenues of Fragrances increased $3.7 to $2,004.0 from $2,000.3 in the nine months ended March 31, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Fragrances. An increase in unit volume of 2% was offset by a negative price and mix impact of 2%. Excluding the impact to net revenues from the 2013 Ceased Activities of 1%, net revenues of Fragrances increased 1%. Segment growth was primarily driven by incremental net revenues from the newly established brand Katy Perry Killer Queen and higher net revenues from Roberto Cavalli, Davidoff and Calvin Klein in part due to the launches of Just Cavalli for Him, Roberto Cavalli Nero Assoluto, Davidoff Cool Water Woman Sea Rose, Davidoff Cool Water Night Dive, Davidoff the Game, Calvin Klein Downtown and Calvin Klein Endless Euphoria. Power brands Marc Jacobs and Chloé also positively impacted segment results in part due to the launches of Marc Jacobs Honey, Roses de Chloé and continued growth of Marc Jacobs Daisy. Also contributing to segment growth were higher net revenues from Nautica, Botega Venetta, Guess, David Beckham, and Jil Sander. The segment growth was also positively impacted by the logistics issues with a certain provider in the nine months ended March 31, 2013, as previously discussed. Partially offsetting the increase in the segment was a decline in net revenues from Lady Gaga and Beyoncé due to a lower level of new launch activity for these two brands in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, the expiration of certain licenses and lower net revenues from existing celebrity brands that are later in their lifecycles. Power brand, Playboy, also negatively impacted segment results in part due lower holiday customer orders in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. The negative price and mix impact primarily reflects an overall increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the nine months ended March 31, 2014, net revenues of Color Cosmetics decreased 9%, or $92.8, to $990.6 from $1,083.4 in the nine months ended March 31, 2013. The decrease was primarily the result of a negative price and mix impact of 5%, a decline in unit volume of 3% and a negative impact of foreign currency exchange translations of 1%. The decline in the segment was primarily driven by lower net revenues from nail products, in part reflecting continued declines since the first quarter of fiscal 2014 in the U.S. retail nail market. The Sally Hansen brand was the largest contributor to the segment decline, in part due to several key U.S. mass retailers significantly reducing their inventory on hand in response to the sudden decline in consumer demand for nail products, resulting in lower replenishment orders in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. Also contributing to the decline in Sally Hansen were lower net revenues from Sally Hansen Insta Gel and Sally Hansen Salon Effects nail products that generated stronger net revenues in the nine months ended March 31, 2013, partially offset by higher net revenues from new launch Sally Hansen Triple Shine and Sally Hansen I Heart Nail Art nail art pens in the nine months ended March 31, 2014. Net revenues for Sally Hansen were also negatively affected by an increasingly competitive retail environment, decline in market share and the aforementioned weaker demand in the nail category in the U.S. Lower net revenues from OPI also contributed to the decline in the Color Cosmetics segment, reflecting a decline in the U.S. retail channel driven by lower net revenues of Nicole by OPI and the discontinuation of a particular product line sold exclusively by a large retailer. These decreases in OPI were partially offset by incremental net revenues attributable to new distribution with a professional salon chain in the U.S., incremental net revenues in the U.K. following the acquisition of a U.K. distributor, expanded distribution in Australia and strong growth in our travel retail business. Partially offsetting the decline in the segment was an increase in Rimmel primarily reflecting strong growth of Rimmel Scandal’eyes mascara and Rimmel Stay Matte foundation. The negative price and mix impact for the segment was primarily driven by unit price declines in most key brands within the segment primarily driven by an increased level of highly promotional and discounted pricing activity, reflecting a competitive retail environment.

Skin & Body Care

In the nine months ended March 31, 2014, net revenues of Skin & Body Care increased 2%, or $8.9, to $515.5 from $506.6 in the nine months ended March 31, 2013. The increase was primarily driven by a positive price and mix impact of 5% and a positive impact of foreign currency exchange translations of 1%, partially offset by a decline in unit volume of 4%. Excluding the positive impact of foreign currency exchange translations, net revenues of Skin & Body Care increased 1% driven by higher net revenues from philosophy, Lancaster and adidas. Net revenues from philosophy increased primarily driven by higher net revenues in key distribution channels in the U.S., in part due to expanded distribution and new launches, and strong growth in Asia Pacific and the U.K., in part due to expanded distribution. Net revenues from Lancaster reflect strong growth primarily due to new launches Lancaster Self Tan Beauty and Lancaster Total Age Correction, in addition to the positive impact from the logistics issues with a certain provider in the three months ended March 31, 2013, as previously discussed. Net revenues from adidas increased reflecting strong growth in emerging markets such as Southeast Asia, Brazil, China, and South Africa, partially offset by lower net revenues in developed markets such as Southern Europe, Germany, and the Netherlands. Partially offsetting the increase in the segment were declines in TJoy as net revenues continued to decrease in spite of a reorganization of our management team and distribution network and the launch of a new ginseng product line Hydractive. We are considering a variety of options for our mass channel business in China; however, these measures are still in the preliminary stages, and there can be no assurance that these measures will be successful. The positive price and mix impact for the segment was primarily driven by lower relative volumes of lower-priced TJoy products and higher relative volumes of higher-priced philosophy and Lancaster products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Nine Months Ended March 31,
(in millions)	2014	2013	Change %
NET REVENUES
Americas	$1,312.1	$1,485.1	(12%)
EMEA	1,769.6	1,690.7	5%
Asia Pacific	428.4	414.5	3%
Total	$3,510.1	$3,590.3	(2%)

Americas

In the nine months ended March 31, 2014, net revenues in the Americas decreased 12%, or $173.0, to $1,312.1 from $1,485.1 in the nine months ended March 31, 2013. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 10% primarily driven by lower net revenues in the U.S. The decline in the U.S. was largely driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen and OPI as described under “Net Revenues by Segment-Color Cosmetics” above, and Fragrances. The decline in Fragrances in the U.S. primarily reflects lower net revenues from Lady Gaga and Beyoncé, due to a lower level of new launch activity in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, the expiration of certain licenses, lower net revenues from existing celebrity brands that are later in their lifecycles and a decline in mature products in our power brands Playboy, Chloé, Davidoff and Calvin Klein. Lower net revenues from Canada also contributed to the decline in the region, in part reflecting a decrease in Lady Gaga, due to a lower level of new launch activity in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, Sally Hansen and Balenciaga, partially offset by incremental net revenues from the newly established brand Katy Perry Killer Queen. Slightly offsetting the decline in the Americas were higher net revenues in Brazil, primarily reflecting the impact of our new joint venture and commercial partnership, and our travel retail business in the region, primarily due to growth from fragrances in the prestige market and OPI.

EMEA

In the nine months ended March 31, 2014, net revenues in EMEA increased 5%, or $78.9, to $1,769.6 from $1,690.7 in the nine months ended March 31, 2013. Excluding the positive impact of foreign currency exchange translations of 3% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in EMEA increased 3%. Growth in EMEA was primarily driven by the U.K., Eastern Europe, Germany, and our new subsidiary in South Africa, reflecting our strategy of expanding our geographic footprint into emerging markets. Growth in the region was also positively impacted by the logistics issues with a certain provider in the nine months ended March 31, 2013, as previously discussed. Higher net revenues in the U.K. reflected incremental net revenues from OPI resulting from the acquisition of a U.K. distributor and from newly established brand Katy Perry Killer Queen, strong growth from Rimmel and David Beckham, along with the positive impact of foreign currency translations resulting from the improvement of the British Pound exchange rate. Higher net revenues in Eastern Europe primarily reflect strong growth in our power brands, Calvin Klein, Rimmel, Davidoff, and adidas along with incremental net revenues from the newly established brand Katy Perry Killer Queen, in addition to the positive impact of foreign currency exchange translations. Net revenues in Germany, our largest market in the region, were positively impacted by the favorable comparison due to the logistics issues mentioned above and foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the net revenues related to the 2013 Ceased Activities, net revenues in Germany declined primarily driven by lower net revenues from Rimmel, in part due to the planned withdrawal of the brand in the market, and a decline in adidas. Partially offsetting growth in the region were lower net revenues in Russia, in part reflecting the negative impact of the devaluation of the Russian Ruble and a more challenging retail environment.

Asia Pacific

In the nine months ended March 31, 2014, net revenues in Asia Pacific increased 3%, or $13.9, to $428.4 from $414.5 in the nine months ended March 31, 2013. The negative impact of foreign currency exchange translations of approximately 5% was predominantly driven by the devaluation of the Australian Dollar and Japanese Yen. Excluding the negative impact of foreign currency exchange translations, net revenues in Asia Pacific increased 8%. New subsidiaries in Taiwan, Korea and Southeast Asia contributed incremental net revenue growth to the region. Higher net revenues in Hong Kong and Singapore also positively impacted results, primarily reflecting growth in Fragrances. Results in the region were adversely impacted by lower net revenues in Japan and China. Lower net revenues in Japan primarily reflected the negative impact of foreign currency exchange translations as mentioned above. The decline in China was primarily driven by lower net revenues from TJoy, partially offset by growth in Fragrances, adidas, and Lancaster. Net revenues in Australia, our largest market in the region, were negatively affected by foreign currency exchange translations as mentioned above. Excluding the impact of foreign currency exchange translations, higher net revenues in Australia primarily reflected growth in Fragrances, Rimmel and incremental net revenues from the introduction of OPI.

COST OF SALES

In the nine months ended March 31, 2014, cost of sales decreased $5.0, to $1,416.9 from $1,421.9 in the nine months ended March 31, 2013. Cost of sales as a percentage of net revenues increased to 40.4% in the nine months ended March 31, 2014 from 39.6% in the nine months ended March 31, 2013, resulting in a gross margin decline of approximately 80 basis points. The increase in cost of sales as a percentage of net revenues includes approximately 30 basis points related to the revaluation of acquired inventory. The remaining increase in cost of sales as a percentage of net revenues of approximately 50 basis points primarily reflects the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues, and the negative impact of foreign currency exchange transactions, partially offset by continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the nine months ended March 31, 2014, selling, general and administrative expenses decreased 2%, or $35.8, to $1,662.6 from $1,698.4 in the nine months ended March 31, 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 47.4% in the nine months ended March 31, 2014 from 47.3% in the nine months ended March 31, 2013. This increase of 10 basis points includes approximately 120 basis points related to lower share-based compensation expense adjustment and public entity preparedness costs partially offset by higher real estate consolidation program costs, acquisition-related costs and other business realignment costs. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses increased 1%, or $11.9, to $1,586.5 from $1,574.6 in the nine months ended March 31, 2013 and increased as a percentage of net revenues to 45.2% from 43.9%. This increase of 130 basis points primarily reflects our investment in new subsidiaries in emerging markets, higher accruals related to the management incentive program and higher advertising and consumer promotion spending, partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets.

OPERATING INCOME

In the nine months ended March 31, 2014, operating income decreased 91%, or $381.2, to $37.1 from $418.3 in the nine months ended March 31, 2013. Operating margin, or operating income as a percentage of net revenues, decreased to 1.1% of net revenues in the nine months ended March 31, 2014 as compared to 11.7% in the nine months ended March 31, 2013. This margin decline primarily reflects the impact of asset impairment charges in our Skin & Body Care segment. Also contributing to margin decline was approximately 80 basis points driven by higher cost of sales, approximately 50 basis points due to the gain on sale of assets in the nine months ended March 31, 2013 not repeated in the nine months ended March 31, 2014, approximately 20 basis points related to higher restructuring expense and approximately 10 basis points due to higher selling, general and administrative expenses.

Operating Income by Segment

	Nine Months Ended March 31,
(in millions)	2014	2013	Change %
OPERATING INCOME (LOSS)
Fragrances	$350.6	$350.3	—
Color Cosmetics	107.2	180.7	(41%)
Skin & Body Care (a)	(323.9)	(3.6)	<(100%)
Corporate	(96.8)	(109.1)	11%
Total	$37.1	$418.3	(91%)

(a) In the nine months ended March 31, 2014, we recorded an asset impairment charge of $316.9, related to goodwill, identifiable intangible assets and certain tangible assets.

Fragrances

In the nine months ended March 31, 2014, operating income for Fragrances increased $0.3, to $350.6 from $350.3 in the nine months ended March 31, 2013. Operating margin of 17.5% in the nine months ended March 31, 2014 remained consistent with the nine months ended March 31, 2013.

Color Cosmetics

In the nine months ended March 31, 2014, operating income for Color Cosmetics decreased 41%, or $73.5, to $107.2 from $180.7 in the nine months ended March 31, 2013. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 10.8% of net revenues in the nine months ended March 31, 2014 as compared to 16.7% in the nine months ended March 31, 2013, primarily driven by higher selling, general and administrative expenses and cost of sales as percentages of net revenues primarily due to higher advertising and consumer promotion spending.

Skin & Body Care

In the nine months ended March 31, 2014, operating loss for Skin & Body Care increased $320.3, to $(323.9) from $(3.6) in the nine months ended March 31, 2013, primarily reflecting asset impairment charges of $316.9. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment.

Excluding asset impairment charges, operating loss increased 94%, or $3.4, to $(7.0) from $(3.6) in the nine months ended March 31, 2014. Operating margin decreased to (1.4)% of net revenues in the nine months ended March 31, 2014 as compared to (0.7%) in the nine months ended March 31, 2013, primarily driven by higher selling, general and administrative expenses primarily due to higher advertising and consumer promotion spending partially offset by lower cost of sales and amortization expense as percentages of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the nine months ended March 31, 2014, operating loss for Corporate was $96.8 compared to $109.1 in the nine months ended March 31, 2013, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Nine Months Ended March 31,
(in millions)	2014	2013	Change %
Reported Operating Income	$37.1	$418.3	(91%)
% of Net revenues	1.1%	11.7%
Asset impairment charges	316.9	1.5	>100%
Real estate consolidation program costs	32.4	16.1	>100%
Acquisition-related costs	26.8	9.4	>100%
Share-based compensation expense adjustment	19.9	89.1	(78%)
Restructuring and other business realignment costs	16.5	8.1	>100%
Public entity preparedness costs	1.2	4.2	(71%)
Gain on sale of asset	—	(19.3)	100%
Total adjustments to Reported Operating Income	413.7	109.1	>100%
Adjusted Operating Income	$450.8	$527.4	(15%)
% of Net revenues	12.8%	14.7%

In the nine months ended March 31, 2014, Adjusted Operating Income decreased 15%, or $76.6, to $450.8 from $527.4 in the nine months ended March 31, 2013. Adjusted operating margin decreased to 12.8% of net revenues in the nine months ended March 31, 2014 as compared to 14.7% in the nine months ended March 31, 2013, primarily driven by higher selling, general and administrative expenses and cost of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income decreased 14%.

Asset Impairment Charges

In the nine months ended March 31, 2014, we incurred asset impairment charges of $316.9. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. In the course of evaluating the results and preparing the financial statements for the three months ended March 31, 2014, we determined that net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations in spite of a reorganization of our management team and distribution network and the launch of new product offerings through which we anticipated realizing significant improvements in cash flows beginning in the three months ended March 31, 2014.

In the nine months ended March 31, 2013, we incurred a loss on sale of $1.5 in connection with the sale of a manufacturing facility. These charges were recorded in asset impairment charges in the Condensed Consolidated Statements of Operations and were included in Corporate.

Real Estate Consolidation Program Costs

In the nine months ended March 31, 2014, we incurred $32.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $21.5 of lease loss expense, $5.0 of duplicative rent expense and $4.4 of depreciation. We expect to continue to incur additional costs associated with the consolidation of real estate in New York during the remainder of fiscal 2014. We expect the real estate consolidation program to be completed in fiscal 2014.

In the nine months ended March 31, 2013, we incurred $16.1 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $12.1 of accelerated depreciation and $3.1 of duplicative rent expense.

In all reported periods, all real estate consolidation program costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Acquisition-Related Costs

In the nine months ended March 31, 2014, we incurred acquisition-related costs of $26.8. These costs primarily include $15.2 of fees related to the termination of a pre-existing manufacturing and distribution contract in South Africa after forming our wholly-owned subsidiary in South Africa and $1.1 of costs related to certain completed and/or contemplated business combinations included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and $10.5 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2013, we incurred acquisition-related costs of $9.4. These costs primarily include $6.7 of costs related to an additional charge related to a revised estimated arbitration settlement amount based on the progress of the proceedings between us and the seller of TJoy, $2.0 of costs related to certain completed and/or contemplated business combinations, and $0.7 of internal integration costs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $19.9 and $89.1 in the nine months ended March 31, 2014 and 2013, respectively. The decrease in the share-based compensation expense adjustment in the nine months ended March 31, 2014 primarily reflects the impact of the accounting modification from liability plan accounting to equity plan accounting as of June 12, 2013, the effective date of the share-based compensation plan amendments. In the nine months ended March 31, 2013, the higher share-based compensation expense was the result of the increase in the estimated fair value of our Class A Common Stock from $14.25 as of June 30, 2012 to $17.00 as of March 31, 2013, as well as a modification to the Executive Ownership Plan (“EOP”) in December 2012 which resulted in an acceleration of share-based compensation expense.

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

Restructuring and Other Business Realignment Costs

In the nine months ended March 31, 2014, we incurred restructuring and other business structure realignment costs of $16.5.

In the three months ended June 30, 2013, our Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”), as described in Note 6, “Restructuring Costs” in the notes to Condensed Consolidated Financial Statements. We anticipate completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $35.6 has been incurred through March 31, 2014. In the nine months ended March 31, 2014, restructuring costs in the Condensed Consolidated Statement of Operations reflect $10.3 of costs related to the Productivity Program and $(0.1) related to changes in estimates for other restructuring costs.

In the nine months ended March 31, 2014, we incurred business structure realignment costs of $6.3 related to certain other programs, of which $0.4 consisted of accelerated depreciation, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2013, we incurred restructuring and other business structure realignment costs of $8.1, consisting of $3.1 included in restructuring costs in the Condensed Consolidated Statement of Operations for a service agreement that expired and was not renewed, where we provided selected selling, distribution and administrative services in return for a commission based fee, and $5.0 in business structure realignment costs. These business structure realignment costs include $2.2 related to position eliminations in certain administrative functions, $2.1 primarily related to certain other programs in North America, of which $0.9 consisted of accelerated depreciation, and $0.7 related to structural reorganization in Geneva related to the creation of a fragrance “Center of Excellence” for research and development and the centralization of global supply chain management in Geneva. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Public Entity Preparedness Costs

In the nine months ended March 31, 2014, we incurred public entity preparedness costs of $1.2 primarily consisting of a third-party expense reimbursement to JAB Holdings B.V., which is the successor to JAB Holdings II B.V., Berkshire Partners LLC and Rhône Capital L.L.C. as described in “Certain Relationships and Related Transaction, and Director Independence -- Third-Party Expenses” in Part III, Item 13 of our Fiscal 2013 Form 10-K and remaining miscellaneous costs associated with our initial public offering.

In the nine months ended March 31, 2013, we incurred public entity preparedness costs of $4.2 primarily consisting of consulting and legal fees associated with preparation and filing of the registration statement for our initial public offering.

In all reported periods, all public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Gain on Sale of Asset

In the nine months ended March 31, 2013, we received $25.0 related to the termination of one of our licenses by mutual agreement with the original licensor. The license had a net book value of $5.7 and, therefore, we recorded a gain of $19.3 in gain on sale of assets in the Condensed Consolidated Statements of Operations and included in Corporate.

INTEREST EXPENSE, NET

In the nine months ended March 31, 2014, interest expense, net was $51.4 as compared with $55.5 in the nine months ended March 31, 2013. The decrease in expense primarily relates to lower interest expense on our debt instruments of $7.5, and an increase in interest income of $0.2, partially offset by an increase in losses related to foreign exchange of $3.6, net of derivative foreign exchange contracts.

INCOME TAXES

The effective income tax rate for the nine months ended March 31, 2014 and 2013 was (328.3%) and 29.0%, respectively. The variations in the effective tax rates for the nine-month periods are primarily due to the negative impact associated with asset impairment charges which provided minimal tax benefits and the positive effects of the reversal of certain unrecognized tax benefits, approximating $38.1 million, associated with the settlement of tax audits in multiple foreign jurisdictions.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2014				Nine Months Ended March 31, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate		Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$(12.0)	$39.4	(328.3%)		$363.4	$105.3	29.0%
Adjustments to Reported Operating Income (a)	413.7	30.1			109.1	26.1
Adjusted Income Before Income Taxes	$401.7	$69.5	17.3%	(b)	$472.5	$131.4	27.8%

(a)	See “Overview—Non-GAAP Financial Measures” for further information.
(b) The Company's normalized tax rate excluding the benefits associated with the expiration of statutes of limitation and audit settlements was 27.9% for the nine months ended March 31, 2014.
The adjusted effective tax rate was 17.3% compared to 27.8% in the prior-year period. The decrease was a result of reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions. Cash paid during the nine months ended March 31, 2014 and 2013, for income taxes of $59.3 and $66.7, represents 14.8% and 14.1% of Adjusted income before income taxes for the nine months ended, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the nine months ended March 31, 2014, net income attributable to Coty Inc. decreased $307.6, to $(77.3), from $230.3 in the nine months ended March 31, 2013. This decrease primarily reflects lower operating income partially offset by lower interest expense and lower tax expense as described in “Interest Expense, Net” and “Income Taxes” above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2014	2013	Change %
Reported Net (Loss) Income Attributable to Coty Inc.	$(77.3)	$230.3	<(100%)
% of Net revenues	(2.2%)	6.4%
Adjustments to Reported Operating Income (a)	413.7	109.1	>100%
Change in tax provision due to adjustments to Reported Net (Loss) Income Attributable to Coty Inc.	(30.1)	(26.1)	(15%)
Adjusted Net Income Attributable to Coty Inc.	$306.3	$313.3	(2%)
% of Net revenues	8.7%	8.7%
Per Share Data
Adjusted weighted-average common shares (b)
Basic	384.1	381.2
Diluted	392.9	396.7
Adjusted net income attributable to Coty Inc. per common share (c)
Basic	$0.80	$0.82
Diluted	0.78	0.79

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the nine months ended March 31, 2014, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 8.8 million higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share. In the nine months ended March 31, 2013, the adjusted number of common shares used to calculate non-GAAP adjusted basic and diluted net income attributable to Coty Inc. per common share is identical to the number of common and diluted shares used to calculate GAAP net income (loss) per common share.

(c)
The current cash tax benefit associated with the amortization of goodwill and other intangible assets for OPI and Philosophy was $18.1 and $17.9 for the nine months ended March 31, 2014 and 2013, respectively. This tax benefit is not reflected in Adjusted Net Income Attributable to Coty Inc. The impact of this tax benefit per share is $0.05 for the nine months ended March 31, 2014 and 2013, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2014, we had cash and cash equivalents of $1,147.2 compared with $920.4 at June 30, 2013.

Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of our Fragrances, Color Cosmetics, and Skin & Body Care products.

As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Cash Flows

	Nine Months Ended March 31,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$443.1	$362.5
Net cash used in investing activities	(224.3)	(184.7)
Net cash used in financing activities	(32.6)	(3.6)

Net cash provided by operating activities

Net cash provided by operating activities was $443.1 and $362.5 for the nine months ended March 31, 2014 and 2013, respectively, an increase of $80.6. The increase in operating cash inflows is due to an increase in accounts payable of $137.4 as a result of Company initiatives to obtain more favorable vendor payment terms, an increase in accrued expenses and other current liabilities primarily due to lower bonus payments of $56.8 and the elimination of cash exercises related to share-based compensation programs of $42.5 as a result of shared-based compensation plan amendments upon our initial public offering at the end of fiscal 2013. These inflows were partially offset by lower cash provided by operating income of $43.5 and the related decrease in tax accruals of $7.2 and the reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions of $36.0, and a decrease in net working capital items of $66.6 partially attributable to an increase in prepaid advertising for fiscal 2014 launches and other miscellaneous items and also higher cash outflows from other noncurrent assets of $33.3 attributable to timing of advance royalty payments made to a licensor during the second quarter of fiscal 2014.

Net cash used in investing activities

Net cash used in investing activities was $224.3 and $184.7 for the nine months ended March 31, 2014, and 2013, respectively. The increase in cash outflows is primarily driven by a decrease in proceeds from the sale of an asset of $25.0, which occurred in fiscal 2013, related to the termination of one of our licenses by mutual agreement with the original licensor and higher capital expenditure spending of $11.7 during the nine months ended March 31, 2014. During the nine months ended March 31, 2014, we had cash outflows related to acquisitions of $29.5 related to two business combinations. During the nine months ended March 31, 2013, we had cash outflows of $26.2 for the payments of $18.2 for the remaining 8% of the TJoy shares and acquisition of a celebrity fragrance license for $8.0.

Net cash used in financing activities

Net cash used in financing activities was $32.6 and $3.6 for the nine months ended March 31, 2014 and 2013, respectively. The increase in financing cash outflows of $29.0 is primarily due to $67.6 cash outflow for our new share repurchase program in fiscal 2014 and higher dividend payments of $19.5, offset by lower net repayments on our debt instruments of $42.1.

Contractual Obligations and Commitments

License agreements

During the nine months ended March 31, 2014, we amended a certain license agreement which resulted in the prepayment of certain royalty and advertising and promotional spend obligations of $25.7 and $5.4, respectively, and reduced future commitments by approximately $3.5 annually through 2022.

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

Dividends

On September 17, 2013, we announced a cash dividend of $0.20 per share, or $77.6 on our Class A and Class B Common Stock. Of the $77.6, $76.9 was paid on October 31, 2013 to holders of record of Class A and Class B Common Stock on

October 11, 2013 and is recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2014. The remaining $0.7 is payable upon settlement of RSUs and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Additionally, we reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $0.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2014.

Restructuring Activities

The productivity program is progressing as planned. We continue to target annual savings of $60.0 by FY16. Additionally, we are currently evaluating our operating model to identify additional areas for simplification and standardization.

Share Repurchase

On February 12, 2014, the Board of Directors authorized the repurchase by the Company of shares of Class A Common Stock having an aggregate market value not exceeding $200.0. In connection with the new program (“Share Repurchase Program”), the Company repurchased 4.5 million shares of its Class A Common Stock during the three months ended March 31, 2014. The shares were purchased in multiple transactions at prices ranging from $14.64 to $15.63. The fair value of all shares repurchased was $67.6 and was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $3.9 and $3.3 as of March 31, 2014 and June 30, 2013, respectively.

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

As of March 31, 2014, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2013 Form 10-K, except as noted below.

Based on the May 1, 2013 annual impairment test, the fair value of Beauty - Skin & Body Care Reporting Unit exceeded its carrying value by 26.4%. During the third quarter of fiscal 2014, we experienced net cash outflows associated with the TJoy mass channel business in China that were significantly in excess of previous expectations in spite of a reorganization of our management team and distribution network in China and the launch of new product offerings through which we anticipated realizing significant improvements in cash flows beginning in the third quarter. In the course of evaluating the results for the third quarter and the preparation of third quarter financial statements, management concluded that the results in China represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Beauty - Skin & Body Care Reporting Unit.

In step one of the goodwill impairment test, we identified that the carrying value of the reporting unit exceeded its fair value based on a re-evaluation of discounted cash flows and confirmed by using a market approach to value the reporting units. The main drivers of the decline were a decrease in average net sales growth rates for the reporting unit from high-single digits to mid-single digits and an increase in weighted average cost of capital, based on management's recent estimates.

In the preliminary step two of the test the implied fair value of goodwill was determined by comparing the fair value of the other assets in the reporting unit to the fair value of the reporting unit. Predominantly as a result of the fair value of the adidas license, the implied fair value of goodwill was determined to be nil. Consequently, goodwill was fully impaired, resulting in a reduction in fair value of the Beauty - Skin & Body Care reporting unit of 43.4% from May 1, 2013 fair value and a total non-cash impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other assets. The preliminary step two test is incomplete, due to the significant amount of work required to calculate the implied fair value of goodwill and due to the timing of the identification of the interim impairment indicators. The items in the step two test that are incomplete include, but are not limited to, determining the valuation of inventory and property, plant and equipment in the reporting unit.

Concurrently with the evaluation of future cash flows of the reporting unit, the Company also re-evaluated future cash flows from other long lived assets in China, consisting of the TJoy trademark, customer relationships and a manufacturing facility, with a total carrying value of $69.1. It was determined that the carrying value of this asset group exceeded its fair value resulting in an impairment charge of $60.5. The TJoy trademark and customer relationships of $21.0 and $33.5, respectively, were fully impaired and the remaining $6.0 impairment charge was attributable to the reduction of the carrying value of a manufacturing facility.

There were no impairments of goodwill at other reporting units during the third quarter of fiscal 2014. Based on the impairment test performed as of May 1, 2013, the Company determined that the fair values of its other reporting units significantly exceeded their respective carrying values at that date by a range of 40% to greater than 100%. Thus, a significant decrease in fair value would be required before the goodwill balance at other reporting units would have a carrying value in excess of fair value.

The Company believes the assumptions used in calculating the estimated fair values of the other reporting units are reasonable and attainable. However, the Company can provide no assurances that it will achieve such projected results. Further, the Company can provide no assurances that it will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in interest rates in these other reporting units. Recognition of additional impairment of a significant portion of the Company’s goodwill would negatively affect the Company’s reported results of operations and total capitalization.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance; expected growth; our ability to support our planned business operation on a near- and long-term basis. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should,” “outlook,” “continue,” “target,” “aim” and similar words or phrases.

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

•
risks related to our international operations, including reputational, regulatory, economic and foreign political risks such as the political risks such as the political instability in Russia and Ukraine;

•	dependence on certain licenses, entities performing outsourced functions and third-party suppliers;

•	our and our brand partners’ and licensors’ ability to obtain, maintain and protect the intellectual property rights used in our products and our abilities to protect our respective reputations;

•	impairments to our goodwill and other assets;

•
global political and/or economic uncertainties or disruptions, including a general economic downturn and economic environment in Europe, a sudden disruption in business conditions affecting consumer purchases of our products, volatility in the financial markets and fluctuations in currency exchange rates;

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

Industry, Ranking and Market Data

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third-party sources widely available to the public such as independent industry publications (including Euromonitor International Ltd), government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third-party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2013 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the third fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Fiscal 2013 Form 10-K”) and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 (the “Second Quarter Fiscal 2014 10-Q”). There have been no subsequent material developments to these matters.

Two putative class action complaints have been filed in the United States Southern District of New York against the Company, our directors and certain of our executive officers alleging violations of the federal securities laws in connection with our initial public offering (“IPO”). The first complaint, filed on February 13, 2014 and captioned Eugene Stricker vs. Coty Inc., et al. (the “Stricker Action”), asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased our Class A Common Stock in our IPO, rescission, damages of an unspecified amount and equitable or injunctive relief. The Stricker Action also names as defendants the underwriters of our IPO. The second complaint, filed on February 21, 2014 and captioned Norman C. Carey vs. Coty Inc., et al. (the “Carey Action”) asserts claims under Sections 11 and 15 of the Securities Act and seeks, on behalf of persons who purchased our Class A Common Stock in our IPO, unspecified damages.

In April 2014, plaintiffs moved to consolidate the Stricker Action and the Carey Action and for appointment of lead plaintiff and lead counsel. We believe both lawsuits are without merit, and we intend to vigorously defend these them.

We are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. Other than as previously disclosed above and in the Fiscal 2013 Form 10-K and the Second Quarter Fiscal 2014 10-Q, management believes that current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended March 31, 2014. No shares of Class A Common Stock were repurchased during the month of

January. No Class B Common Stock shares were repurchased during this period.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (b)
February 1, 2014 - February 28, 2014	776,039	$14.75	776,039	$188.6 million
March 1, 2014 - March 31, 2014	3,708,924	$15.16	3,708,924	$132.4 million
(a) Includes fees and commissions.
(b) Excludes fees and commissions.

During the three months ended March 31, 2014, we repurchased 4,484,963 shares Class A Common Stock for approximately $67.6 million under a $200.0 million share repurchase program (the “Repurchase Program”) announced on February 14, 2014. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. The Repurchase Program became effective on February 20, 2014 and approximately $132.4 million of authorized purchases remained under the Repurchase Program as of March 31, 2014.

Item 5. Other Information
Stockholder Proposals
We intend to hold our first annual stockholders’ meeting (the “2014 Annual Meeting”) on November 4, 2014, at a time and location to be determined and specified in the proxy statement for the 2014 Annual Meeting.
In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (“Rule 14a-8”), proposals to be considered for inclusion in our proxy statement for the 2014 Annual Meeting pursuant to Rule 14a-8 must be received by us at our principal executive offices on or before the close of business on June 13, 2014. Proposals must comply with the procedures and requirements set forth in Rule 14a-8 and will not be effective otherwise.
In accordance with our amended and restated bylaws (“Bylaws”), director nominations and other business to be brought before the 2014 Annual Meeting by a stockholder, other than proposals pursuant to Rule 14a-8, must be received in writing by us at our principal executive offices no earlier than the close of business on July 7, 2014 and no later than the close of business on August 6, 2014. Proposals must comply with the procedures and requirements set forth in our Bylaws and will not be effective otherwise.
Proposals should be submitted to Corporate Secretary, Coty Inc., 350 Fifth Avenue, New York, New York 10118.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.8
Lease Agreement, dated January 22, 2014, between the Company and Westinvest Gesellschaft Fur Investmentfonds mbH (replaces and supersedes Exhibit 10.8 to Amendment No. 2 of the registrant’s Registration Statement on Form S-1)

10.48		Employment Agreement, dated January 22, 2014, between Coty Geneva SA Versoix and Catia Cesari
21.1		List of Significant Subsidiaries (replaces and supersedes Exhibit 21.1 to the registrant’s Quarterly Report on Form 10-Q filed February 14, 2014)
31.1		Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)
31.2		Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COTY INC.

Date: May 14, 2014	By:	/s/ MICHELE SCANNAVINI
Name: Michele Scannavini
Title: Chief Executive Officer and Director
(Principal Executive Officer)

/s/ PATRICE DE TALHOUËT
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)