Form 10-Q
period 2014-09-30
COTY INC.
filed 2014-11-06
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

At November 4, 2014, 91,945,763 shares of the registrant’s Class A Common Stock, $0.01 par value, and 263,752,817 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net revenues	$1,182.3	$1,178.2
Cost of sales	482.2	472.0
Gross profit	700.1	706.2
Selling, general and administrative expenses	520.6	516.4
Amortization expense	18.9	22.6
Restructuring costs	40.5	1.6
Operating income	120.1	165.6
Interest expense, net	19.6	17.4
Loss on early extinguishment of debt	88.8	—
Other income, net	—	(0.2)
Income before income taxes	11.7	148.4
(Benefit) provision for income taxes	(5.0)	46.2
Net income	16.7	102.2
Net income attributable to noncontrolling interests	5.0	4.3
Net income attributable to redeemable noncontrolling interests	1.1	4.4
Net income attributable to Coty Inc.	$10.6	$93.5
Net income attributable to Coty Inc. per common share:
Basic	$0.03	$0.24
Diluted	0.03	0.24
Weighted-average common shares outstanding:
Basic	354.2	384.0
Diluted	364.3	393.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$16.7	$102.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(79.9)	43.3
Net unrealized derivative gains on cash flow hedges, net of taxes of $(1.2) and nil during the three months, respectively	6.4	—
Pension and other post-employment benefits, net of tax of nil and $(0.1) during the three months, respectively	—	0.5
Total other comprehensive (loss) income, net of tax	(73.5)	43.8
Comprehensive (loss) income	(56.8)	146.0
Comprehensive income attributable to noncontrolling interests:
Net income	5.0	4.3
Foreign currency translation adjustment	—	0.2
Total comprehensive income attributable to noncontrolling interests	5.0	4.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.1	4.4
Foreign currency translation adjustment	(0.2)	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	0.9	4.5
Comprehensive (loss) income attributable to Coty Inc.	$(62.7)	$137.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,002.7	$1,238.0
Trade receivables—less allowances of $19.2 and $16.7, respectively	805.3	664.8
Inventories	638.7	617.4
Prepaid expenses and other current assets	190.7	201.2
Deferred income taxes	62.5	63.4
Total current assets	2,699.9	2,784.8
Property and equipment, net	518.6	540.3
Goodwill	1,324.7	1,342.8
Other intangible assets, net	1,804.5	1,837.1
Deferred income taxes	8.5	11.4
Other noncurrent assets	70.5	76.1
TOTAL ASSETS	$6,426.7	$6,592.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$793.2	$810.2
Accrued expenses and other current liabilities	853.8	723.6
Short-term debt and current portion of long-term debt	683.0	33.4
Income and other taxes payable	5.5	29.4
Deferred income taxes	0.5	0.7
Total current liabilities	2,336.0	1,597.3
Long-term debt	2,554.9	3,260.1
Pension and other post-employment benefits	263.6	272.5
Deferred income taxes	258.7	273.3
Other noncurrent liabilities	227.8	228.7
Total liabilities	5,641.0	5,631.9
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS	85.5	106.2
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 126.1 and 125.1 issued, respectively and 91.2 and 90.2 outstanding, respectively at September 30, 2014 and June 30, 2014	1.2	1.2
Class B Common Stock, $0.01 par value; 263.7 shares authorized, issued and outstanding at September 30, 2014 and June 30, 2014	2.6	2.6
Additional paid-in capital	1,830.4	1,926.9
Accumulated deficit	(415.8)	(426.4)
Accumulated other comprehensive loss	(158.4)	(85.1)
Treasury stock—at cost, shares: 34.9 at September 30, 2014 and June 30, 2014	(575.4)	(575.4)
Total Coty Inc. stockholders’ equity	684.6	843.8
Noncontrolling interests	15.6	10.6
Total equity	700.2	854.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,426.7	$6,592.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2014
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Reclassification of common stock and stock options to liability					(29.5)					(29.5)		(29.5)
Exercise of employee stock options and restricted stock units	1.0	—			7.8					7.8		7.8
Share-based compensation expense					0.1					0.1		0.1
Dividends ($0.20 per common share)					(71.8)					(71.8)		(71.8)
Net income						10.6				10.6	5.0	15.6	1.1
Other comprehensive loss							(73.3)			(73.3)		(73.3)	(0.2)
Distribution to noncontrolling interests, net												—	(0.2)
Dividend payable to redeemable noncontrolling interest holder													(8.3)
Redeemable noncontrolling interest purchase adjustment													(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					(3.1)					(3.1)		(3.1)	3.1
BALANCE—September 30, 2014	126.1	$1.2	263.7	$2.6	$1,830.4	$(415.8)	$(158.4)	34.9	$(575.4)	$684.6	$15.6	$700.2	$85.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2013
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2013	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$105.8
Conversion of Class B to Class A Common Stock	8.0	0.1	(8.0)	(0.1)						—		—
Purchase of Class A Common Stock					0.2			—	(0.2)	—		—
Exercise of employee stock options	0.3	—			1.6					1.6		1.6
Share-based compensation expense					12.8					12.8		12.8
Dividends ($0.20 per common share)					(77.4)					(77.4)		(77.4)
Net (loss) income						93.5				93.5	4.3	97.8	4.4
Other comprehensive income							43.5			43.5	0.2	43.7	0.1
Distribution to noncontrolling interests, net											(3.6)	(3.6)	(4.0)
Adjustment of redeemable noncontrolling interests to redemption value					(0.3)					(0.3)		(0.3)	0.3
BALANCE—September 30, 2013	81.9	$0.8	302.6	$3.0	$1,880.8	$(235.5)	$(75.1)	0.4	$(6.3)	$1,567.7	$16.6	$1,584.3	$106.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16.7	$102.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.8	64.8
Deferred income taxes	(12.9)	30.9
Provision for bad debts	1.6	3.0
Provision for pension and other post-employment benefits	5.6	4.5
Share-based compensation	0.1	14.2
Loss on early extinguishment of debt	88.8	—
Other	6.0	2.5
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(167.0)	(156.0)
Inventories	(46.0)	(45.2)
Prepaid expenses and other current assets	3.1	23.0
Accounts payable	35.7	40.3
Accrued expenses and other current liabilities	56.3	21.4
Tax accruals	(24.4)	(3.5)
Other noncurrent assets	2.5	(1.4)
Other noncurrent liabilities	1.3	0.5
Net cash provided by operating activities	26.2	101.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59.9)	(65.6)
Payments for business combinations	(0.6)	(25.0)
Proceeds from sale of asset	0.1	—
Net cash used in investing activities	(60.4)	(90.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	609.8	5.2
Repayments of short-term debt, original maturity more than three months	(5.5)	(13.3)
Net proceeds from short-term debt, original maturity less than three months	29.7	4.2
Proceeds from revolving loan facilities	152.0	175.0
Repayments of revolving loan facilities	(341.5)	(175.0)
Proceeds from issuance of long-term debt	0.9	—
Repayment of Senior Notes	(584.6)	—
Net proceeds from issuance of Common Stock	7.8	1.6
Payments for purchases of Common Stock held as Treasury Stock	—	(0.2)
Net proceeds from (payments for) foreign currency contracts	3.5	(0.2)
Payment for business combinations – contingent consideration	—	(1.1)
Proceeds from mandatorily redeemable noncontrolling interests	—	2.2
Distributions to noncontrolling interests	—	(3.6)
Purchase of additional noncontrolling interests	(14.9)	—
Distributions to redeemable noncontrolling interests	(0.2)	(4.0)
Payment of deferred financing fees	(5.0)	(0.5)
Net cash used in financing activities	(148.0)	(9.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(53.1)	25.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(235.3)	26.4
CASH AND CASH EQUIVALENTS—Beginning of period	1,238.0	920.4
CASH AND CASH EQUIVALENTS—End of period	$1,002.7	$946.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$18.8	$9.5
Cash paid during the year for income taxes, net of refunds received	26.6	17.7
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$35.6	$35.7

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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2015” refer to the fiscal year ending June 30, 2015.
The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Accordingly, the Company’s financial performance, working capital requirements, cash flow and borrowings experience seasonal variability during the three to six months preceding this season.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include wholly-owned domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2014. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2015.
During fiscal 2014, the Company revised its Condensed Consolidated Statements of Cash Flows to reflect other noncurrent assets and other noncurrent liabilities as separate line items within net cash flows provided by operating activities. At September 30, 2013, $(1.4) of Other noncurrent assets and $0.5 of Other noncurrent liabilities, respectively, related to fiscal 2014 were reclassified out of Prepaid and other assets and Accrued expenses and other liabilities, respectively on the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.
Related Parties
During the three months ended September 30, 2014, JAB Holdings B.V. (“JAB”) transferred all of its Coty Inc. Class B shares to JAB Cosmetics B.V. (“JABC”). As of September 30, 2014, the Company is a majority-owned subsidiary of JABC. Lucresca SE, Agnaten SE and JAB indirectly control JABC and the shares of the Company held by JABC.
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
Tax Information
The effective income tax rate for the three months ended September 30, 2014 and 2013 was (42.7)% and 31.1%, respectively. The variations in the effective tax rates for the three month periods were primarily due to the negative impact associated with the expiration of Internal Revenue Code Section 954(c)(6) and the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations, offset by the positive impacts associated with decrease in the accrual for unrecognized tax benefits, a reversal of valuation allowance pursuant to the implementation of the Company’s tax planning strategy and the settlement of a tax audit in a foreign jurisdiction. The proportion of discrete benefits to pretax income was substantial, resulting in a negative tax rate for the quarter.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.
As of September 30, 2014 and June 30, 2014, the gross amount of UTBs was $385.9 and $400.5, respectively. As of September 30, 2014, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $365.8. As of September 30, 2014 and June 30, 2014, the liability associated with UTBs, including accrued interest and penalties, was $150.5 and $159.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs during the three months ended September 30, 2014 and 2013 was $(0.9) and $1.6, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014 was $23.2 and $25.5, respectively. On the basis of the information available as of September 30, 2014, it is reasonably possible that a decrease of up to $12.9 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

3. SEGMENT REPORTING
Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
During the three months ended September 30, 2014, the Company evaluated the impact of the Organizational Redesign restructuring program (see Note 4) on the determination of its operating segments and reporting units. The Company concluded that its operating and reportable segments continue to be Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). However, based on the organizational changes that result from the Organizational Redesign and the impact on the information provided to the CODM, the Company reclassified the revenues and costs associated with one brand from the Fragrances to the Skin & Body Care operating segment. Revenue and cost relating to a brand that generates revenues from more than one of the Company’s product categories are allocated in their entirety to one of the operating segments based on the Company’s reporting to the CODM, its organizational structure, and the product category that is deemed to be the strategic priority for the brand.

	Three Months Ended September 30,
SEGMENT DATA	2014	2013
Net revenues:
Fragrances	$640.9	$658.9
Color Cosmetics	344.1	311.5
Skin & Body Care	197.3	207.8
Total	$1,182.3	$1,178.2
Operating income (loss):
Fragrances	$120.5	$145.8
Color Cosmetics	42.5	36.8
Skin & Body Care	3.7	3.5
Corporate	(46.6)	(20.5)
Total	$120.1	$165.6
Reconciliation:
Operating income	$120.1	$165.6
Interest expense, net	19.6	17.4
Loss on early extinguishment of debt	88.8	—
Other income, net	—	(0.2)
Income before income taxes	$11.7	$148.4

Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended September 30,
PRODUCT CATEGORY	2014	2013
Fragrances:
Designer	41.1%	41.5%
Lifestyle	6.8	7.3
Celebrity	6.3	7.1
Total	54.2%	55.9%
Color Cosmetics:
Nail Care	13.7%	13.2%
Other Color Cosmetics	15.4	13.2
Total	29.1%	26.4%
Skin & Body Care:
Body Care	11.5%	12.6%
Skin Care	5.2	5.1
Total	16.7%	17.7%
Total	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,
	2014	2013
Organizational Redesign	$40.8	$—
China Optimization	(0.1)	—
Productivity Program	(0.2)	1.6
Total	$40.5	$1.6
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
The Company incurred $53.8 of restructuring costs as of September 30, 2014 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$9.1	$1.9	$11.0
Charges	40.5	0.3	40.8
Payments	(0.5)	(1.9)	(2.4)
Effect of exchange rates	1.0	—	1.0
Balance—September 30, 2014	$50.1	$0.3	$50.4
The Company currently estimates that the total remaining accrual of $50.4 will result in cash expenditures of $35.8, $11.4, and $3.2 in fiscal 2015, 2016 and 2017, respectively.
China Optimization
During the fourth quarter of fiscal 2014, the Company entered into a distribution agreement with a third-party distributor for certain of the Company’s brands sold through the mass distribution channel in China and announced the discontinuation of the Company’s TJoy brand. In conjunction with these events, the Company commenced implementation of restructuring of the Company's mass business in China (“China Optimization”) that is expected to generate operating efficiencies. The Company anticipates that the China Optimization will result in pre-tax restructuring costs of approximately $10.0, all of which will result in cash payments. The Company incurred $9.7 of restructuring costs as of September 30, 2014 in Corporate. The Company expects to complete all program activities during fiscal 2015, with the remaining costs primarily charged to Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Restructuring Costs
	Severance and Employee Benefits	Other Exit Costs	Total Restructuring Costs
Initial provision	$9.6	$0.2	$9.8
Payments	(6.1)	—	(6.1)
Changes in estimates	(0.1)	—	(0.1)
Foreign currency translation	(0.5)	—	(0.5)
Balance—September 30, 2014	$2.9	$0.2	$3.1
The Company currently estimates that the total remaining restructuring accrual of $3.1 will result in cash expenditures in fiscal 2015.
Productivity Program

During the fourth quarter of fiscal 2013, the Company’s Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization redesign activities, primarily in Europe and optimization of selected administrative support functions.
The Company anticipates completing the implementation of all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $39.3 was incurred as of September 30, 2014.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$15.8	$0.2	$0.2	$16.2
Payments	(2.9)	—	—	(2.9)
Changes in estimates	—	(0.2)	—	(0.2)
Balance—September 30, 2014	$12.9	$—	$0.2	$13.1
The Company currently estimates that the total remaining accrual of $13.1 will result in cash expenditures of approximately $9.9 and $3.2 in fiscal 2015 and 2016, respectively.

Other Restructuring Programs

During fiscal 2013 and 2012, the Company maintained several restructuring initiatives aimed at integrating acquired companies and reducing costs. The related liability was $0.3 and $6.6 as of September 30, 2014 and 2013, respectively, and related costs were nil and $4.1 for the three months ended September 30, 2014 and 2013, respectively. The Company paid $0.9 and $9.7 for the three months ended September 30, 2014 and 2013, respectively, related to its Other Restructuring Programs. The Company currently estimates that the total remaining accrual of $0.3 will result in cash expenditures in fiscal 2015.

5. INVENTORIES

Inventories as of September 30, 2014 and June 30, 2014 are presented below:

	September 30, 2014	June 30, 2014
Raw materials	$163.2	$189.3
Work-in-process	8.2	12.3
Finished goods	467.3	415.8
Total inventories	$638.7	$617.4

6. GOODWILL, OTHER INTANGIBLE ASSETS, NET AND OTHER ASSETS
As discussed in Note 3, the Company evaluated the impact of the Organizational Redesign (see Note 4) on the determination of its operating segments and its reporting units. Based on this evaluation, the Company concluded that its three reporting units are the same as its operating segments. It also moved the revenues and costs associated with one brand, along with its attributable goodwill of $69.1, from the Fragrances to the Skin & Body Care operating segment.
Goodwill
Goodwill as of September 30, 2014 and June 30, 2014 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross Balance at June 30, 2014	$751.9	$538.2	$693.5	$1,983.6
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at June 30, 2014	$751.9	$538.2	$52.7	$1,342.8

Changes during the period ended September 30, 2014:
Foreign currency translation	(11.0)	(6.9)	(0.2)	(18.1)
Reclassification (a)	(69.1)	—	69.1	—

Gross Balance at September 30, 2014	$671.8	$531.3	$762.4	$1,965.5
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at September 30, 2014	$671.8	$531.3	$121.6	$1,324.7

(a) Pursuant to the Company’s Organizational Redesign announced during the three months ended September 30, 2014, a certain brand and its attributable goodwill of $69.1 was reclassified from the Fragrances segment to the Skin & Body Care segment. The Company calculated the fair value of the brand relative to the reporting unit using the same methodology utilized in the annual impairment analysis as discussed in the Fiscal 2014 Form 10-K.

Other Intangible Assets

Other intangible assets, net as of September 30, 2014 and June 30, 2014 are presented below:

	September 30, 2014	June 30, 2014
Indefinite-lived other intangible assets (a)	$1,163.7	$1,167.8
Finite-lived other intangible assets, net (b)	640.8	669.3
Total Other intangible assets, net	$1,804.5	$1,837.1

(a) Net of accumulated impairments of $(188.6) as of September 30, 2014 and June 30, 2014.
(b) Net of accumulated impairments of $(21.0) and $(33.5) related to the TJoy trademark and customer relationships, respectively, recorded in fiscal 2014.

The effect of foreign currency translation in the carrying amount of indefinite-lived intangible assets is $(4.2) as of September 30, 2014.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2014
License agreements	$835.0	$(490.8)	$—	$344.2
Customer relationships	510.8	(169.4)	(33.5)	307.9
Trademarks	125.8	(90.1)	(21.0)	14.7
Product formulations	31.8	(29.3)	—	2.5
Total	$1,503.4	$(779.6)	$(54.5)	$669.3
September 30, 2014
License agreements	$821.7	$(490.9)	$—	$330.8
Customer relationships	503.2	(175.5)	(33.5)	294.2
Trademarks	123.3	(88.8)	(21.0)	13.5
Product formulations	31.8	(29.5)	—	2.3
Total	$1,480.0	$(784.7)	$(54.5)	$640.8

Amortization expense totaled $18.9 and $22.6 for the three months ended September 30, 2014 and 2013.

7. DEBT

	September 30, 2014	June 30, 2014
Short-term debt	$51.8	$18.8
Credit Agreement due September 2015	600.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,875.0	1,875.0
Revolving Loan Facility	710.0	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and capital lease obligations	1.1	0.2
Total debt	3,237.9	3,293.5
Less: Short-term debt and current portion of long-term debt	(683.0)	(33.4)
Total Long-term debt	$2,554.9	$3,260.1
Short-Term Debt
On September 29, 2014, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provides for a term loan of $600.0 and expires on September 28, 2015 at which time it is payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement are based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement may range from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The applicable spread on the borrowings under the 2014 Credit Agreement in effect as of September 30, 2014 was 1.50%. The 2014 Credit Agreement also contains affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as disclosed below. The Company used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date (the “Note Repurchase”) as described below. Deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.
Coty Inc. Credit Facility
On September 29, 2014, the Company entered into an Amendment (the “2014 Amendment”) to its existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement”). The 2014 Amendment permits the Company to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. As of September 30, 2014, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment. As of September 30, 2014, the Company had $540.0 available for borrowings under the 2013 Credit Agreement, as amended.
Senior Notes
On September 29, 2014, the Company prepaid the Senior Notes. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, the Company incurred a loss on early extinguishment of debt of $88.8 in the three months ended September 30, 2014, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.

8. INTEREST EXPENSE, NET

Interest expense, net for the three months ended September 30, 2014 and 2013 is presented below:

	Three Months Ended September 30,
	2014	2013
Interest expense	$19.4	$17.4
Foreign exchange losses, net of derivative contracts	1.3	0.9
Interest income	(1.1)	(0.9)
Total interest expense, net	$19.6	$17.4

9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1.5	$1.4	$0.6	$0.6	$2.1	$2.0
Interest cost	0.9	0.8	1.2	1.3	1.0	1.0	3.1	3.1
Expected return on plan assets	(0.8)	(0.6)	(0.3)	(0.3)	—	—	(1.1)	(0.9)
Amortization of prior service credit	—	—	0.1	—	—	—	0.1	—
Amortization of net loss	0.5	0.2	0.9	0.5	—	—	1.4	0.7
Net periodic benefit cost	$0.6	$0.4	$3.4	$2.9	$1.6	$1.6	$5.6	$4.9

10. FAIR VALUE MEASUREMENT

The following fair value hierarchy is used in selecting inputs for those assets and liabilities measured at fair value and distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of September 30, 2014 and June 30, 2014 are presented below:

	Level 1		Level 2		Level 3
	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$3.0	$2.1	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$3.5	$11.5	$—	$—
Contingent consideration - business combination	—	—	—	—	1.1	1.1
Total Liabilities	$—	$—	$3.5	$11.5	$1.1	$1.1
Total recurring fair value measurements	$—	$—	$(0.5)	$(9.4)	$(1.1)	$(1.1)
The reconciliation of Level 3 liabilities recorded at fair value for the three months ended September 30, 2014 is presented below.

September 30, 2014
Contingent consideration - business combination:
Fair Value - July 1, 2014	$1.1
Additions	—
Realized gains	—
Effect of exchange rates	—
Transfers out of Level 3	—
Fair value - September 30, 2014	$1.1
The fair values of the Company’s financial instruments estimated as of September 30, 2014 and June 30, 2014 are presented below:

	September 30, 2014		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,553.8	$2,541.3	$2,774.5	$2,763.2
Dividends payable	1.7	1.3	0.9	0.7
Senior Notes - Series A	—	—	100.0	109.7
Senior Notes - Series B	—	—	225.0	256.3
Senior Notes - Series C	—	—	175.0	199.9

The Company has concluded that the carrying amounts of cash and cash equivalents, trade receivables, accounts payable, certain accrued expenses, short-term debt, and current portion of long-term debt approximate their fair values due to their short-term nature.

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

Contingent consideration - business combination — The Company uses an industry standard valuation model within the option pricing framework to value the contingent consideration. The inputs used to measure the fair value included weighted net sales projections through the settlement date of the contingent consideration, revenue volatility using comparable co mpanies’ historical performance and a present value calculation to discount the expected settlement. Based on the assumptions used to value the contingent consideration, these liabilities are categorized as Level 3 in the fair value hierarchy.

Coty Inc. Credit Facility and Senior Notes —The Company uses the income approach to value the each of the aforementioned debt instruments. The Company uses a present value calculation to discount interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The Company discounts these debt instruments based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

Dividends payable — The Company uses the income approach to value the long-term portion of dividends payable by utilizing a present value calculation to discount future payments using a discounted cash flow model based on observable inputs. The Company discounts the liability based on an internally developed discount rate as of the reporting date. Based on the assumptions used to value the long-term portion of dividends payable at fair value, this debt is categorized as Level 3 in the fair value hierarchy.

11. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations through its global operations, with manufacturing and distribution facilities in various countries around the world. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. During fiscal 2014, the Company launched a program to qualify derivatives for hedge accounting treatment. The Company began entering into derivatives for which hedge accounting treatment was applied in the second quarter of fiscal 2014 which the Company began realizing in the Condensed Consolidated Statement of Operations in fiscal 2015. The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting for the affected derivative in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of September 30, 2014, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $3.5.

The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $3.0 at September 30, 2014. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2014 and June 30, 2014:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		September 30, 2014	June 30, 2014		September 30, 2014	June 30, 2014
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.5	$—	Accrued expenses and other current liabilities	$2.7	$10.5
Total derivatives designated as hedges		$2.5	$—		$2.7	$10.5
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.5	$2.1	Accrued expenses and other current liabilities	$0.8	$1.0
Total derivatives not designated as hedges		$0.5	$2.1		$0.8	$1.0
Total derivatives		$3.0	$2.1		$3.5	$11.5
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of September 30, 2014:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statement of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$6.8	$(3.8)	$3.0	$—	$—	$3.0
Liabilities	$(4.6)	$1.1	$(3.5)	$—	$—	$(3.5)
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
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three months ended September 30, 2014 and 2013 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Three Months Ended September 30,
	2014	2013
Interest expense, net	$1.8	$—
Cost of sales	$—	$(1.5)
Selling, general and administrative	$0.9	$—

The Company enters into foreign exchange forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues and costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign exchange forward contracts entered into to hedge anticipated transactions have been designated as foreign exchange cash-flow hedges and have varying maturities through the end of June 2015. Hedge effectiveness of foreign exchange forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign exchange forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. During the three months ended September 30, 2014, as a result of a change in forecast, the Company de-designated a portion of its hedges and reclassified a loss of $0.1 from AOCI to Cost of goods sold in the Condensed Consolidated Statement of Operations. As of September 30, 2014, all of the Company’s foreign exchange forward contracts designated as hedges were highly effective in all material respects. The accumulated loss on these derivative instruments in AOCI, net of tax, was $(2.5) and (8.9) as of September 30, 2014 and June 30, 2014, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $(2.5). During the three months ended September 30, 2014, a gain of $0.6 was reclassified from AOCI into earnings related to effective hedge contracts that have settled.

As of September 30, 2014, the Company had foreign exchange forward contracts designated as effective hedges with a notional value of $266.3, which mature at various dates through June 2015. The foreign currencies of the counterparties in the hedged foreign exchange forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($75.2), Euro ($60.2), Australian Dollar ($32.3), Canadian Dollar ($35.5), Russian Ruble $(27.0), Polish Zloty ($20.7), and Japanese Yen ($1.8). As of June 30, 2014, the Company had $361.3 in foreign exchange forward contracts designated as effective hedges.

As of September 30, 2014 and June 30, 2014, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $194.8 and $535.4, respectively, which mature at various dates through June 2015.

12. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests

The Company has the right to purchase the redeemable noncontrolling interests (“RNCI”) in certain subsidiaries from the RNCI holders (each such right, a “Call right”) at certain points in time. On September 20, 2013, the Company gave notice to purchase 7% of a certain Middle East (M.E.) subsidiary. The Company and the RNCI holder amended the M.E. subsidiary’s Shareholders' Agreement resulting in the Company recording an additional 7% interest in the M.E. subsidiary as of July 1, 2014 and consummated the purchase during the three months ended September 30, 2014 for a purchase price of $16.2. The $16.2 is recorded as a reduction to Redeemable Noncontrolling interest in the Company’s Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of September 30, 2014. Of the $16.2, the Company has paid $14.9 and recorded the remaining $1.3 as Accrued expense and other current liabilities of the Condensed Consolidated Balance Sheet as of September 30, 2014.

The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

13. EQUITY
Common Stock

During the three months ended September 30, 2014, the Company issued 1.0 million shares of its Class A Common Stock and received $7.8 in cash in connection with the exercise of employee stock options and the settlement of restricted stock units (“RSUs”).

On September 29, 2014, the Company entered into an agreement with Mr. Scannavini, the former Chief Executive Officer in connection with his resignation. The agreement requires the Company to purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini holds directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, the Company reclassified the value of Class A Common Stock to be purchased of $29.5 from Additional paid-in capital (“APIC”) to Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

As of September 30, 2014, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of September 30, 2014, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 263.7 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 91.2 million and 263.7 million, respectively. There was no Preferred Stock outstanding as of September 30, 2014.

Accumulated Other Comprehensive Income (Loss)

	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Foreign Currency Translation Adjustments	Total
Beginning Balance	$(8.9)	$(54.7)	$(21.5)	$(85.1)
Other comprehensive income (loss) before reclassifications	6.9	—	(79.7)	(72.8)
Less: Net amounts reclassified from AOCI	0.5	—	—	0.5
Net current-period other comprehensive income (loss)	6.4	—	(79.7)	(73.3)
Ending balance	$(2.5)	$(54.7)	$(101.2)	$(158.4)

Dividends
On September 16, 2014, the Company announced a cash dividend of $0.20 per share, or $71.9 on its Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2014. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2014. Total accrued dividends on unvested RSUs of $1.7 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2014.

14. SHARE-BASED COMPENSATION PLANS

The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of September 30, 2014, approximately 15.1 million shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total share-based compensation expense for the three months ended September 30, 2014 and 2013 of $1.3 and $14.2, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The share-based compensation expense for the three months ended September 30, 2014 of $1.3 includes $6.3 expense for the period offset by $(5.0) income for the period due to forfeitures of share-based compensation instruments as a result of Mr. Scannavini’s resignation on September 29, 2014.

As of September 30, 2014, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $22.5 and $46.9, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 1.66 and 4.00 years, respectively.

Nonqualified Stock Options

Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.

The Company’s outstanding nonqualified stock options as of September 30, 2014 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	23.2	$9.32
Exercised	(1.0)	7.55
Forfeited	(1.2)	10.18
Outstanding at September 30, 2014	21.0	$9.36
Vested and expected to vest at September 30, 2014	18.2	$9.24	$133.1	4.84
Exercisable at September 30, 2014	9.0	$8.56	$71.9	3.59

There were no options granted in the current year. The grant prices of the outstanding options as of September 30, 2014 ranged from $5.10 to $11.60. The grant prices for exercisable options ranged from $5.10 to $10.50.

A summary of the total intrinsic value of stock options exercised for the three months ended September 30, 2014 and 2013 is presented below:

	September 30,
	2014	2013
Intrinsic value of options exercised	$10.0	$2.9

The Company’s non-vested nonqualified stock options as of September 30, 2014 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	16.2	$3.81
Vested	(3.0)	3.51
Forfeited	(1.2)	4.02
Non-vested at September 30, 2014	12.0	$3.86

The share-based compensation expense recognized on the nonqualified stock options was $2.0 and $9.6 during the three months ended September 30, 2014 and 2013, respectively.

Restricted Share Units

During the three months ended September 30, 2014, 1.6 million RSUs were granted under the Omnibus LTIP. During the three months ended September 30, 2013, the Company granted 1.8 million RSUs under the LTIP.

The Company’s outstanding RSUs as of September 30, 2014 and activity during the three months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	4.4
Granted	1.6
Cancelled	(0.5)
Outstanding at September 30, 2014	5.5
Vested and expected to vest at September 30, 2014	3.9	$65.3	3.66

The share-based compensation (income) expense recorded in connection with the RSUs was $(0.2) and $2.1 during the three months ended September 30, 2014 and 2013, respectively.

The Company’s outstanding and non-vested RSUs as of September 30, 2014 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2014	4.0	$15.77
Granted	1.6	16.55
Cancelled	(0.5)	15.78
Outstanding and nonvested at September 30, 2014	5.1	$16.02

Less than 0.1 million RSUs vested and settled during the three months ended September 30, 2014 and 2013.

Restricted Shares

Share-based compensation (income) expense recorded in connection with restricted shares was $(0.5) and nil for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, the former CEO forfeited less than 0.1 million restricted shares.

Special Incentive Award

Share-based compensation expense recorded in connection with special incentive awards is nil and $2.5 for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there were no special incentive awards outstanding as all special incentive awards vested as of June 13, 2014. As of September 30, 2013, 1.2 million special incentive awards were outstanding with a weighted average grant date fair value of $6.82. There was no vesting or forfeiture activity during the three months ended September 30, 2014 and 2013.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended September 30,
	2014	2013
	(in millions, except per share data)
Net income attributable to Coty Inc.	$10.6	$93.5
Weighted-average common shares outstanding—Basic	354.2	384.0
Effect of dilutive stock options (a)	8.4	7.9
Effect of restricted stock and RSUs (b)	1.7	1.6
Weighted-average common shares outstanding—Diluted	$364.3	$393.5
Net income attributable to Coty Inc. per common share:
Basic	$0.03	$0.24
Diluted	0.03	0.24

(a)
For the three months ended September 30, 2014, no options were excluded from the computation of diluted EPS. For the three months ended September 30, 2013, outstanding options to purchase 1.2 million shares of Common Stock are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three months ended September 30, 2014 and 2013, 1.6 million and 1.8 million RSUs outstanding, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

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

During fiscal 2014, two putative class action complaints were filed in the United States Southern District of New York against the Company, its directors and certain of its executive officers alleging violations of the federal securities laws in connection with the Company’s IPO. The first complaint, filed on February 13, 2014, was captioned Eugene Stricker vs. Coty Inc., et al., (the “Stricker Action”), while the second complaint, filed February 21, 2014, was captioned Norman C. Carey vs. Coty Inc., et al., (the “Carey Action”).

The Stricker Action and the Carey Action have been consolidated under the caption In re Coty Inc. Securities Litigation (“Securities Litigation”), and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against the Company, its directors and certain of its executive officers under Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased the Company’s Class A Common Stock in the IPO, rescission, damages of an unspecified amount and equitable or injunctive relief. The Securities Complaint alleges, inter alia, a failure to disclose a negative trend in color cosmetics and nail products sales, the end of a partnership with a retailer, and destocking activity by U.S. mass retailers.

In September 2014, the Company filed a motion to dismiss the consolidated class action complaint captioned In re Coty Inc. Securities Litigation. Additionally, in October 2014, the plaintiffs in the Securities Litigation were permitted to file an amended complaint and briefing on the motion to dismiss continues. The Company believes the lawsuits are without merit and intends to vigorously defend them.

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

In July 2014, the Company entered into a tolling agreement with the OAC, extending the statute of limitations on the OAC’s investigation until December 31, 2014.

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

17. SUBSEQUENT EVENTS
On October 7, 2014, the Company announced its binding offer to acquire the Bourjois cosmetics brand from its parent company, CHANEL, in order to further grow its existing portfolio and strengthen its position in Western Europe, the Middle East and Asia. The Company intends to issue to CHANEL, as consideration for Bourjois, 15.0 million shares of the Company’s Class A Common Stock. The number of shares is subject to adjustment based on the price of the Company’s Class A Common Stock at closing and certain closing adjustments. The Company anticipates closing the transaction by the end of Fiscal 2015.

On October 13, 2014, the Company sold certain TJoy assets for RMB 86.0 million ($14.0). The agreement allows the Company to lease back the principal TJoy facility through December 31, 2014. The Company expects to recognize a gain of approximately $7.1 once the facility is vacated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its majority and wholly-owned subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“Fiscal 2014 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See Part II — Item 1A. Risk Factors of our Fiscal 2014 Form 10-K for a discussion on the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.

All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycle. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom (“U.K.”), and the United Arab Emirates (“U.A.E.”) during fiscal 2014 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.
We have determined that our operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent our product groupings. During the three months ended September 30, 2014, in conjunction with the Organizational Redesign restructuring program (see Note 4, “Restructuring Costs” in Item 1, “Condensed Consolidated Financial Statements”), we reclassified revenues and costs associated with a brand from Fragrances to Skin & Body Care operating segment. This change has been reflected in each reporting period presented, both in the segment results below and in Note 6, “Goodwill, Other Intangible Assets, Net and Other Assets” in Item 1, “Condensed Consolidated Financial Statements”.

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

•
Future adjustments for share-based compensation will consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is approximately $7, $4, $1, and $0 for the fiscal years ended June 30, 2015, 2016, 2017, and 2018 respectively. Refer to “—Critical Accounting Policies and Estimates” in our Fiscal 2014 Form 10-K for a full discussion of the share-based compensation adjustment; and

•	Other adjustments, which include:

•	asset impairment charges;

•	restructuring costs and business structure realignment programs;

•	acquisition-related costs and certain acquisition accounting impacts; and

•	other adjustments that we believe investors may find useful.

Adjusted Net Income and Net Income per Common Share Attributable to Coty Inc.

We define Adjusted Net Income Attributable to Coty Inc. as net income attributable to Coty Inc. adjusted for the following:

•	adjustment made to reconcile operating income to Adjusted Operating Income, net of the income tax effect thereon (see Adjusted Operating Income);

•	certain interest, other (income) expense and other adjustments, net of the income tax effect thereon, that we do not consider indicative of our performance; and

•	certain tax effects that are not indicative of our performance.

Adjusted basic and diluted Net Income Attributable to Coty Inc. per Common Share is calculated as:

•	Adjusted Net Income Attributable to Coty Inc. divided by

•	Adjusted weighted-average basic and diluted common shares using the treasury stock method.

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

Marketing and Advertising Costs

Marketing and advertising costs include the aggregate of trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in Selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the three months ended September 30, 2014 and 2013 are presented below:

	Three Months Ended September 30,
	2014	2013
Trade marketing spend activities	$120.7	$120.0
% of Net revenues	10.2%	10.2%
Advertising and consumer promotional costs	260.1	245.0
% of Net revenues	22.0%	20.8%
Total marketing and advertising costs	$380.8	$365.0
% of Net revenues	32.2%	31.0%

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

NET REVENUES

In the three months ended September 30, 2014, net revenues increased $4.1, to $1,182.3 from $1,178.2 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on total net revenues. An increase in unit volume of 2% was offset by a negative price and mix impact of 2%. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). In fiscal 2013, one of our licenses was divested and a certain North American service agreement expired and was not renewed (“2013 Ceased Activities”). The 2013 Ceased Activities had residual net revenues in the three months ended September 30, 2014. Excluding the impact of the TJoy discontinuation and China Optimization and the 2013 Ceased Activities, total net revenues increased 1%, reflecting a unit volume increase of 2% and a negative price and mix impact of 1%. The impact to net revenues from the discontinuation of TJoy and China Optimization primarily negatively affected our Skin & Body Care segment in Asia Pacific. The impact to net revenues from the 2013 Ceased Activities negatively affected our Fragrances segment.

Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2014	2013	Change %
NET REVENUES
Fragrances	$640.9	$658.9	(3%)
Color Cosmetics	344.1	311.5	10%
Skin & Body Care	197.3	207.8	(5%)
Total	$1,182.3	$1,178.2	—%

Fragrances

In the three months ended September 30, 2014, net revenues of Fragrances decreased 3%, or $18.0, to $640.9 from $658.9 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Fragrances. The decrease was primarily the result of a negative price and mix impact of 8%, partially offset by an increase in unit volume of 5%, which includes a negative impact on net revenues related to the 2013 Ceased Activities of 1%. Excluding the impact to net revenues from the 2013 Ceased Activities, net revenues of Fragrances decreased 2%. The decrease in the segment reflects lower net revenues from existing celebrity brands that are later in their lifecycles, in part reflecting pressure in the mass fragrance market, and a decline in Roberto Cavalli, reflecting lower new launch activity in the three months ended September 30, 2014 relative to the strong contribution from new launches in the three months ended September 30, 2013. Also contributing to the decline in the segment were lower net revenues from Vera Wang, Davidoff, Nautica and Joop!. Partially offsetting the decrease in the segment were higher net revenues from power brands Calvin Klein and Marc Jacobs in part due to the new launches of Calvin Klein Reveal, Calvin Klein Endless Euphoria, ck one Red for Her, ck one Red

for Him and Marc Jacobs Daisy Dream, along with incremental net revenues from the newly established brand Enrique Iglesias Adrenaline. The negative price and mix impact primarily reflects higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market. Also contributing to the negative price and mix was an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the three months ended September 30, 2014, net revenues of Color Cosmetics increased 10%, or $32.6, to $344.1 from $311.5 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Color Cosmetics. The increase in the segment was primarily the result of an increase in unit volume of 8% and a positive price and mix impact of 2%. Higher net revenues were primarily driven by strong growth in Rimmel and Sally Hansen. The increase in Rimmel primarily reflects incremental net revenues from new launches such as Rimmel Wonder'full and Rimmel Scandal'eyes Rockin' Curves mascaras along with growth from existing brands. Higher net revenues from Sally Hansen were primarily driven by the success of new launch Sally Hansen Miracle Gel. The segment was also positively affected by improvement in the color cosmetics market, particularly in the nail category in the U.S. Partially offsetting growth in the segment were lower net revenues from OPI, reflecting a decline in the U.S. retail channel driven by lower net revenues of Nicole by OPI and a decline in the domestic professional channel primarily due to our decision to optimize our distribution footprint. This decline in the U.S. was partially offset by incremental net revenues from OPI in the U.K. following the acquisition of a U.K. distributor. The positive price and mix impact for the segment primarily reflects the new launch of Sally Hansen Miracle Gel which has a higher than segment average price point.

Skin & Body Care

In the three months ended September 30, 2014, net revenues of Skin & Body Care decreased 5%, or $10.5, to $197.3 from $207.8 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Skin & Body Care. The decrease in the segment was primarily the result of a decline in unit volume of 9%, partially offset by a positive price and mix impact of 4%. The discontinuation of TJoy and China Optimization negatively impacted net revenues growth by 2%, contributing 4% to the unit volume decline and 2% to the positive price and mix. Excluding the impact to net revenues from the discontinuation of TJoy and China Optimization and the impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 2%. The decrease in the segment was primarily driven by lower net revenues from adidas, primarily reflecting reduced shelf space at a key retailer in the U.S., a change in our distribution model in China, difficult trading conditions in Africa and reduced inventory levels by select retailers in Germany. These declines in adidas were partially offset by incremental net revenues in Brazil, due to the new commercial partnership with Avon. Also contributing to the decline in the segment were lower net revenues from Playboy, which was negatively impacted by reduced shelf space at select retailers in the U.S., reduced inventory levels by select retailers in Germany and declining net revenues in existing product lines, partially offset by incremental net revenues from new launches Playboy #Generation for Him, Playboy #Generation for Her, Playboy Play It Pin Up and Playboy VIP for Him Black. Partially offsetting the decrease in the segment were higher net revenues from philosophy, primarily reflecting higher net revenues in key distribution channels in the U.S., in part due to new launches and expanded distribution, and strong growth in Asia Pacific, in part due to expanded distribution. The positive price and mix impact for the segment was primarily driven by higher relative volumes of higher-priced philosophy and Lancaster products compared to lower-priced adidas and Playboy products, partially offset by the negative impact from a change in our distribution model in China.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended September 30,
(in millions)	2014	2013	Change %
NET REVENUES
Americas	$447.3	$468.6	(5%)
EMEA	593.9	569.0	4%
Asia Pacific	141.1	140.6	—%
Total	$1,182.3	$1,178.2	—%

Americas

In the three months ended September 30, 2014, net revenues in the Americas decreased 5%, or $21.3, to $447.3 from $468.6 in the three months ended September 30, 2013. Excluding the negative impact of foreign currency exchange translations of 1%, net revenues in the Americas decreased 4% primarily driven by lower net revenues in the U.S. and Canada, partially offset by strong growth in Brazil due to incremental net revenues resulting from the new commercial partnership with Avon. The decline in the U.S. was primarily driven by lower net revenues of Fragrances, in part due to lower net revenues from existing celebrity brands that are later in their lifecycles, Vera Wang, Lady Gaga, Chloé and Nautica, along with lower net revenues of OPI, as described under “Net Revenues by Segment—Color Cosmetics” above, and of adidas and Playboy, in part due to reduced shelf space at select retailers in the U.S. Partially offsetting the decline in the U.S. were higher net revenues of power brands Sally Hansen, Rimmel, Marc Jacobs and philosophy, in part reflecting success of new launches. Lower net revenues in Canada were primarily driven by a decline in the Fragrances segment, in part reflecting a lower level of new launch activity in the three months ended September 30, 2014 relative to the contribution from new launches in the three months ended September 30, 2013, and in adidas, along with the negative impact of foreign currency exchange translations.

EMEA

In the three months ended September 30, 2014, net revenues in EMEA increased 4%, or $24.9, to $593.9 from $569.0 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in EMEA. The increase in the region was primarily driven by the U.K., Eastern Europe, our new subsidiary in South Africa and the Middle East, where we have benefited from our new U.A.E. joint venture. Growth in the U.K. primarily reflects a strong increase in Color Cosmetics, driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel, along with the positive impact of foreign currency translations resulting from the improvement of the British Pound exchange rate. The increase in Eastern Europe primarily reflects strong growth in Fragrances, primarily driven by Calvin Klein and Chloé, and in Color Cosmetics. Also generating growth in the region were higher net revenues in Southern Europe reflecting growth across all three segments, with the largest increases in Chloé and Rimmel. Partially offsetting growth in EMEA were lower net revenues in Germany and Russia. The decrease in Germany reflects a decline in Fragrances, primarily driven by the expiration of a certain license and a lower level of new launch activity for Chloé and Jil Sander in the three months ended September 30, 2014 relative to the strong contribution from new launches in the three months ended September 30, 2013, along with a decline in Skin & Body Care driven by lower net revenues of adidas and Playboy due to reduced inventory levels by select retailers in Germany. The decline in Russia was driven by the negative impact of the devaluation of the Russian Ruble. Excluding the negative impact of foreign currency exchange translations, net revenues in Russia increased marginally.

Asia Pacific

In the three months ended September 30, 2014, net revenues in Asia Pacific increased $0.5, to $141.1 from $140.6 in the three months ended September 30, 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Asia Pacific. Excluding the impact to net revenues from the TJoy discontinuation and China Optimization of 3%, net revenues in Asia Pacific increased 3% primarily driven by growth in Australia, our Asia Pacific travel retail business, Hong Kong and Korea. Net revenues in Australia, our largest market in the region, were driven by growth in Color Cosmetics reflecting incremental net revenues from the continued expansion of the OPI brand and growth in Sally Hansen and Rimmel. Higher net revenues in our travel retail business were primarily driven by strong growth in Marc Jacobs and Chloé, in part due to new launches, and continued expansion of OPI. Growth in Hong Kong and Korea primarily reflects higher net revenues from Calvin Klein, along with expanded distribution of the philosophy brand in Hong Kong. Results in the region were adversely impacted by lower net revenues in China and Japan. The decline in China was primarily driven by the discontinuation of TJoy. Excluding the impact to net revenues from TJoy, net revenues in China increased, primarily reflecting growth in Fragrances, partially offset by a decline in Skin & Body Care in part due to the change in our distribution model. Lower net revenues in Japan primarily reflected a decline in Fragrances and OPI.

COST OF SALES

In the three months ended September 30, 2014, cost of sales increased 2%, or $10.2, to $482.2 from $472.0 in the three months ended September 30, 2013. Cost of sales as a percentage of net revenues increased to 40.8% in the three months ended September 30, 2014 from 40.1% in the three months ended September 30, 2013, resulting in a gross margin decline of approximately 70 basis points. The decline in gross margin includes the impact of the revaluation of inventory buyback associated with the planned conversion from distributor to subsidiary distribution model in a select emerging market. Excluding this impact, gross margin declined approximately 30 basis points primarily reflecting the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues, partially offset by continued contribution from our supply chain savings program, reported in cost of sales. We expect a high level of customer discounts and allowances to continue until there is improvement in the overall economic environment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 30, 2014, selling, general and administrative expenses increased 1%, or $4.2, to $520.6 from $516.4 in the three months ended September 30, 2013. Selling, general and administrative expenses as a percentage of net revenues increased to 44.0% in the three months ended September 30, 2014 from 43.8% in the three months ended September 30, 2013. This increase of approximately 20 basis points includes a reduction of approximately 150 basis points related to lower share-based compensation expense adjustment, real estate consolidation program costs, and public entity preparedness costs. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses increased 4%, or $21.4, to $518.9 from $497.5 in the three months ended September 30, 2013 and increased as a percentage of net revenues to 43.9% from 42.2%. This increase of 170 basis points primarily reflects higher advertising and consumer promotion spending, reflecting our commitment to invest behind our power brands. Administrative costs in the three months ended September 30, 2014 were in line with the prior year period as higher accruals related to the management incentive program were partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets.

OPERATING INCOME

In the three months ended September 30, 2014, operating income decreased 27%, or $45.5, to $120.1 from $165.6 in the three months ended September 30, 2013. Operating margin, or operating income as a percentage of net revenues, decreased to 10.2% of net revenues in the three months ended September 30, 2014 as compared to 14.1% in the three months ended September 30, 2013. This margin decline primarily reflects higher restructuring costs of approximately 330 basis points. Also contributing to the margin decline was approximately 70 basis points related to higher cost of sales and approximately 20 basis points related to higher selling, general and administrative expenses, partially offset by approximately 30 basis points related to lower amortization expense primarily due to the impairment of the TJoy trademark and customer relationships.

Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2014	2013	Change %
OPERATING INCOME (LOSS)
Fragrances	$120.5	$145.8	(17%)
Color Cosmetics	42.5	36.8	15%
Skin & Body Care	3.7	3.5	6%
Corporate	(46.6)	(20.5)	<(100%)
Total	$120.1	$165.6	(27%)

Fragrances

In the three months ended September 30, 2014, operating income for Fragrances decreased 17%, or $25.3, to $120.5 from $145.8 in the three months ended September 30, 2013. The decrease in operating income reflects lower net revenues and a decline in operating margin. Operating margin decreased to 18.8% of net revenues in the three months ended September 30, 2014 as compared to 22.1% in the three months ended September 30, 2013, primarily driven by higher cost of sales and selling, general and administrative expenses as percentages of net revenues.

Color Cosmetics

In the three months ended September 30, 2014, operating income for Color Cosmetics increased 15%, or $5.7, to $42.5 from $36.8 in the three months ended September 30, 2013. The increase in operating income primarily reflects higher net revenues and improvement in operating margin. Operating margin increased to 12.4% of net revenues in the three months ended September 30, 2014 as compared to 11.8% in the three months ended September 30, 2013, primarily reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Skin & Body Care

In the three months ended September 30, 2014, operating income for Skin & Body Care increased $0.2, to $3.7 from $3.5 in the three months ended September 30, 2013. Operating margin increased to 1.9% of net revenues in the three months ended September 30, 2014 as compared to 1.7% in the three months ended September 30, 2013, and includes charges related to China Optimization.

Excluding charges related to China Optimization, operating income increased 54%, or $1.9, to $5.4 from $3.5 in the three months ended September 30, 2013. Operating margin increased to 2.7% of net revenues in the three months ended September 30, 2014 as compared to 1.7% in the three months ended September 30, 2013, primarily driven by lower amortization expense and selling, general and administrative expenses as percentages of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended September 30, 2014, operating loss for Corporate was $46.6 compared to $20.5 in the three months ended September 30, 2013, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended September 30,
(in millions)	2014	2013	Change %
Reported Operating Income	$120.1	$165.6	(27%)
% of Net revenues	10.2%	14.1%
Restructuring and other business realignment costs	41.3	2.8	>100%
Acquisition-related costs	4.7	0.2	>100%
Share-based compensation expense adjustment	0.6	9.9	(94%)
China Optimization	0.4	—	N/A
Real estate consolidation program costs	—	6.7	(100%)
Public entity preparedness costs	—	0.9	(100%)
Total adjustments to Reported Operating Income	47.0	20.5	>100%
Adjusted Operating Income	$167.1	$186.1	(10%)
% of Net revenues	14.1%	15.8%

In the three months ended September 30, 2014, Adjusted Operating Income decreased 10%, or $19.0, to $167.1 from $186.1 in the three months ended September 30, 2013. Adjusted operating margin decreased to 14.1% of net revenues in the three months ended September 30, 2014 as compared to 15.8% in the three months ended September 30, 2013, driven by higher selling, general and administrative expenses primarily reflecting higher advertising and consumer promotion spending and higher cost of sales, partially offset by lower amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income decreased 11%.

Restructuring and Other Business Realignment Costs

In the three months ended September 30, 2014, we incurred restructuring and other business structure realignment costs of $41.3.

•	We incurred restructuring costs of $40.5, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relates to the Organizational Redesign.

•
We incurred business structure realignment costs of $0.8 primarily related to certain programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2013, we incurred restructuring and other business structure realignment costs of $2.8.

•
We incurred restructuring costs of $1.6, included in restructuring costs in the Condensed Consolidated Statements of Operations, primarily related to the Productivity Program which targeted the integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

•
We incurred business structure realignment costs of $1.2, which includes $0.2 of accelerated depreciation, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Acquisition-Related Costs

In the three months ended September 30, 2014, we incurred costs of $4.7 related to the revaluation of inventory buyback associated with the planned conversion from distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2013, we incurred acquisition-related costs of $0.2 which consisted of external costs directly related to certain completed or contemplated business combinations. These costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.6 and $9.9 in the three months ended September 30, 2014 and 2013, respectively. The decrease in the share-based compensation expense adjustment primarily reflects an increase in the expected forfeiture rate reflecting the impact of our recent Organizational Redesign.

Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and we follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to the Condensed Consolidated Financial Statements.

China Optimization

In the three months ended September 30, 2014, we incurred costs of $0.4 related to China Optimization, which consisted of costs of $1.7 in the Skin & Body Care segment and income of $1.3 in the Color Cosmetics segment. China Optimization costs primarily reflect the refinement in estimates.

Real Estate Consolidation Program Costs

In the three months ended September 30, 2013, we incurred $6.7 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $3.4 of depreciation and $2.7 of duplicative rent expense recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

Public Entity Preparedness Costs

In the three months ended September 30, 2013, we incurred public entity preparedness costs of $0.9 primarily consisting of a third party expense reimbursement to JAB Holdings II B.V., Berkshire Partners LLC and Rhône Capital L.L.C. as described in “Certain Relationships and Related Transaction, and Director Independence - Third Party Expenses” in Part III - Item 13 of our Annual Report on Form 10-K for the year ended June 30, 2013 and remaining miscellaneous costs associated with our initial public offering. Public entity preparedness costs were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

INTEREST EXPENSE, NET

In the three months ended September 30, 2014, interest expense, net was $19.6 as compared with $17.4 in the three months ended September 30, 2013. This increase is primarily due to higher year-over-year average debt balances for which we incurred an additional $1.8 in interest expense.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the three months ended September 30, 2014, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “—Financial Condition—Liquidity and Capital Resources” below.

INCOME TAXES

The effective income tax rate for the three months ended September 30, 2014 and 2013 is (42.7%) and 31.1%, respectively. The variations in the effective tax rates for the three month periods were primarily due to the negative impact associated with the expiration of Internal Revenue Code Section 954(c)(6) and the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations, offset by the positive impacts associated with decrease in the accrual for unrecognized tax benefits, a reversal of valuation allowance pursuant to the implementation of the Company’s tax planning strategy and the settlement of a tax audit in a foreign jurisdiction. The proportion of discrete benefits to pretax income was substantial, resulting in a negative tax rate for the quarter.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$11.7	$(5.0)	(42.7%)	$148.4	$46.2	31.1%
Adjustments to Reported Operating Income (a)	47.0	14.5		20.5	5.7
Other adjustments (b)	88.8	27.3		—	—
Adjusted Income Before Income Taxes	$147.5	$36.8	24.9%	$168.9	$51.9	30.7%

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
See “Reconciliation of Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The adjusted effective tax rate was 24.9% compared to 30.7% in the prior-year period. The differences were primarily due to the negative impact associated with the expiration of Internal Revenue Code Section 954(c)(6), offset by the positive impacts associated with decrease in the accrual for unrecognized tax benefits, a reversal of valuation allowance and the settlement of a tax audit in a foreign jurisdiction.  Cash paid during the quarter for income taxes of $26.6 and $17.7, represents 18.0% and 10.5% of Adjusted income before income taxes for the three months ended September 30, 2014 and 2013, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended September 30, 2014, net income attributable to Coty Inc. decreased $82.9, to $10.6, from $93.5 in the three months ended September 30, 2013. This decrease primarily reflects lower operating income and loss on early extinguishment of debt, partially offset by lower tax expense as described above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2014	2013	Change %
Reported Net Income Attributable to Coty Inc.	$10.6	$93.5	(89%)
% of Net revenues	0.9%	7.9%
Adjustments to Reported Operating Income (a)	47.0	20.5	>100%
Loss on early extinguishment of debt (b)	88.8	—	N/A
Adjustments to noncontrolling interest expense (c)	(1.6)	—	N/A
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(41.8)	(5.7)	<(100%)
Adjusted Net Income Attributable to Coty Inc.	$103.0	$108.3	(5%)
% of Net revenues	8.7%	9.2%
Per Share Data
Adjusted weighted-average common shares
Basic	354.2	384.0
Diluted	364.3	393.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.29	$0.28
Diluted	0.28	0.28

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Loss on early extinguishment of debt associated with repurchase of our Senior Notes. Included in loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(c)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the planned conversion from a distributor to subsidiary distribution model in a select emerging market. Included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2014, we had cash and cash equivalents of $1,002.7 compared with $1,238.0 at June 30, 2014.

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

Debt

	September 30, 2014	June 30, 2014
Short-term debt	$51.8	$18.8
Credit Agreement due September 2015	600.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,875.0	1,875.0
Revolving Loan Facility	710.0	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and long-term capital lease obligations	1.1	0.2
Total debt	3,237.9	3,293.5
Less: Short-term debt and current portion of long-term debt	(683.0)	(33.4)
Total Long-term debt	2,554.9	3,260.1

Short-Term Debt

On September 29, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provides for a term loan of $600.0 and expires on September 28, 2015 at which time it is payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement are based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement may range from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The applicable spread on the borrowings under the 2014 Credit Agreement in effect as of September 30, 2014 was 1.50%. The 2014 Credit Agreement also contains affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as disclosed below. We used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date (the “Note Repurchase”) as described below. Deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.

Coty Inc. Credit Facility

On September 29, 2014, we entered into an Amendment (the “2014 Amendment”) to our existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement”). The 2014 Amendment permits us to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. As of September 30, 2014, we recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment. As of September 30, 2014, we had $540.0 available for borrowings under the 2013 Credit Agreement, as amended.

Senior Notes

On September 29, 2014, we prepaid the Senior Notes. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, we incurred a loss on early extinguishment of debt of $88.8 in the three months ended September 30, 2014, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.

Cash Flows

	Three Months Ended September 30,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$26.2	$101.2
Net cash used in investing activities	(60.4)	(90.6)
Net cash used in financing activities	(148.0)	(9.7)

Net cash provided by operating activities

Net cash provided by operating activities was $26.2 million, compared to $101.2 million in the prior-year period. This decrease of $75.0 million primarily reflects lower cash provided by net income of $57.4 and the related decrease in income tax accruals of $12.0.

Net cash used in investing activities

Net cash used in investing activities was $60.4 and $90.6 for the three months ended September 30, 2014 and 2013, respectively.  The decrease in cash outflows is primarily driven by the prior year payment of $25.0 related to business combinations during the three months ended September 30, 2013 compared to $0.6 in the current year and lower capital expenditures of $5.7 during the three months ended September 30, 2014.

Net cash used in financing activities

Net cash used in financing activities was $148.0 and $9.7 for the three months ended September 30, 2014 and 2013, respectively.  The increase in financing cash outflows of $138.3 during the three months ended September 30, 2014 is primarily attributable to the repurchase of Senior Notes and related make-whole payments of $584.6, net repayments on revolving loan facilities of $189.5 and payment of $14.9 for the purchase of additional redeemable noncontrolling interests, partially offset by short term debt borrowings of $600.0, higher inflows of $6.2 from the issuance of common stock and lower distributions to noncontrolling interest partners of $7.4.

Dividends

On September 16, 2014, we announced a cash dividend of $0.20 per share, or $71.9 on our Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2014. The remaining $0.9 is payable upon settlement of RSUs, each outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Share Repurchase

On September 29, 2014, we entered into an agreement with our former Chief Executive Officer in connection with his resignation. The agreement requires us to purchase on or before January 27, 2015 all Class A Common Stock that he holds directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21. As a result of the agreement, we reclassified the value of Class A Common Stock to be purchased of $29.5 from Additional paid-in capital (“APIC”) to Other noncurrent liabilities in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On February 14, 2014, we announced that we would repurchase shares of Class A Common Stock having an aggregate market value not exceeding $200.0, which was subsequently increased to $400.0 on June 3, 2014, in order to invest into the business and further enhance shareholder value. In connection with the program, we repurchased 6.6 million shares of our Class A Common Stock during the year ended June 30, 2014, and no additional shares repurchased during the three months ended September 30, 2014. The fair value of all shares repurchased was $100.0 and was reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

Commitments and Contingencies

On October 7, 2014, we announced our binding offer to acquire the Bourjois cosmetics brand from its parent company, CHANEL, in order to further grow our existing portfolio and strengthen our position in Western Europe, the Middle East, Russia and Asia. We intend to issue to CHANEL, as consideration for Bourjois, 15.0 million shares of our Class A Common Stock. The number of shares is subject to adjustment based on the price of our Class A Common Stock at closing and certain closing adjustments. We anticipate closing the transaction by the end of Fiscal 2015.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $4.1 and $3.6 as of September 30, 2014 and June 30, 2014, respectively.

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

As of September 30, 2014, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2014 Form 10-K, aside from the changes in our Segments as discussed in Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance; expected growth; our ability to support our planned business operation on a near- and long-term basis. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim” and similar words or phrases.

Reported results should not be considered an indication of future performance, and actual results may differ materially from the results predicted due to risks and uncertainties including:

•	our ability to achieve our global business strategy and compete effectively in the beauty industry;

•	our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products;

•
our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our recently announced offer to purchase Bourjois;

•
risks related to our international operations, including reputational, regulatory, economic and foreign political risks, such as the political instability in Eastern Europe and the Middle East, the debt crisis and the economic environment in Europe and fluctuations in currency exchange rates;

•	dependence on certain licenses, entities performing outsourced functions and third-party suppliers;

•	our and our brand partners’ and licensors’ ability to obtain, maintain and protect the intellectual property rights used in our products and our abilities to protect our respective reputations;

•	our ability to implement the Organizational Redesign restructuring program as planned and the success of the program in delivering anticipated improvements and efficiencies;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•
global political and/or economic uncertainties or disruptions, including a general economic downturn, a sudden disruption in business conditions affecting consumer purchases of our products and volatility in the financial markets;

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

More information about potential risks and uncertainties that could affect our business and financial results is included under Item 1A. Risk Factors in our Fiscal 2014 Form 10-K.

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

We refer to North America, Western Europe and Japan as “developed markets,” and all other markets as “emerging markets”. We define North America as the United States of America and Canada. Except as specifically indicated, all references to rankings are based on retail value market share.

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2015” refer to the fiscal year ended June 30, 2015. Any reference to a year not preceded by “fiscal” refers to a calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2014 Form 10-K.

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

Our management, with the participation of our interim Chief Executive Officer (the “ interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our interim CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving our objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Fiscal 2014 Form 10-K”). Other than as disclosed below, there have been no subsequent material developments to these matters.

In July 2014, we entered into a tolling agreement with the Office of Antiboycott Compliance, Bureau of Industry and Security, United States Department of Commerce (“OAC”) extending the statute of limitations on the OAC’s investigation until December 31, 2014.

In September 2014, we filed a motion to dismiss the consolidated class action complaint captioned In re Coty Inc. Securities Litigation (the “Securities Litigation”). In October 2014, the plaintiffs in the Securities Litigation were permitted to file an amended complaint and briefing on the motion to dismiss continues.

We are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. Other than as previously disclosed above and in the Fiscal 2014 Form 10-K, management believes that current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of Class A Common Stock or Class B Common Stock were repurchased during the fiscal quarter ended September 30, 2014. On September 29, 2014, Coty Inc. and Michele Scannavini, our former Chief Executive Officer, entered into an agreement under which we will purchase on or before January 27, 2015 all shares of Class A Common Stock Mr. Scannavini directly or indirectly holds, including the shares of Class A Common Stock issuable upon exercise of the stock options. The Company will purchase the shares at a price equal $17.2140 per share, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over the five business days immediately preceding September 29, 2014.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.47		Settlement and Release Agreement, dated September 29, 2014, between Coty Italia S.p.A., Coty Inc. and Michele Scannavini
31.1		Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)
31.2		Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COTY INC.

Date: November 6, 2014	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)