Form 10-Q
period 2014-12-31
COTY INC.
filed 2015-02-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014
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

At February 3, 2015, 80,180,719 shares of the registrant’s Class A Common Stock, $0.01 par value, and 263,752,817 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues	$1,259.6	$1,323.2	$2,441.9	$2,501.4
Cost of sales	508.9	549.3	991.1	1,021.3
Gross profit	750.7	773.9	1,450.8	1,480.1
Selling, general and administrative expenses	536.5	603.0	1,057.1	1,119.4
Amortization expense	18.5	22.7	37.4	45.3
Restructuring costs	12.0	4.7	52.5	6.3
Operating income	183.7	143.5	303.8	309.1
Interest expense, net	19.1	16.7	38.7	34.1
Loss on early extinguishment of debt	—	—	88.8	—
Other expense (income), net	0.3	—	0.3	(0.2)
Income before income taxes	164.3	126.8	176.0	275.2
Provision for income taxes	29.4	33.7	24.4	79.9
Net income	134.9	93.1	151.6	195.3
Net income attributable to noncontrolling interests	6.1	6.8	11.1	11.1
Net income attributable to redeemable noncontrolling interests	3.4	3.8	4.5	8.2
Net income attributable to Coty Inc.	$125.4	$82.5	$136.0	$176.0
Net income attributable to Coty Inc. per common share:
Basic	$0.35	$0.21	$0.38	$0.46
Diluted	0.35	0.21	0.37	0.45
Weighted-average common shares outstanding:
Basic	353.4	384.4	353.8	384.2
Diluted	362.6	393.3	363.5	393.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$134.9	$93.1	$151.6	$195.3
Other comprehensive (loss) income:
Foreign currency translation adjustment	(54.1)	15.8	(134.0)	59.1
Net unrealized derivative gains (losses) on cash flow hedges, net of taxes of $(1.2) and $0.2, and $(2.4) and $ 0.2 during the three months and six months ended, respectively	8.2	(1.4)	14.6	(1.4)
Pension and other post-employment benefits, net of tax of $0.1 and $0.3, and $0.1 and $0.2 during the three months and six months ended, respectively	(0.2)	(0.1)	(0.2)	0.4
Total other comprehensive (loss) income, net of tax	(46.1)	14.3	(119.6)	58.1
Comprehensive income	88.8	107.4	32.0	253.4
Comprehensive income attributable to noncontrolling interests:
Net income	6.1	6.8	11.1	11.1
Foreign currency translation adjustment	(0.6)	(0.2)	(0.6)	—
Total comprehensive income attributable to noncontrolling interests	5.5	6.6	10.5	11.1
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.4	3.8	4.5	8.2
Foreign currency translation adjustment	(0.1)	(0.4)	(0.3)	(0.3)
Total comprehensive income attributable to redeemable noncontrolling interests	3.3	3.4	4.2	7.9
Comprehensive income attributable to Coty Inc.	$80.0	$97.4	$17.3	$234.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,203.2	$1,238.0
Trade receivables—less allowances of $19.0 and $16.7, respectively	736.7	664.8
Inventories	526.7	617.4
Prepaid expenses and other current assets	193.9	201.2
Deferred income taxes	60.4	63.4
Total current assets	2,720.9	2,784.8
Property and equipment, net	500.5	540.3
Goodwill	1,313.7	1,342.8
Other intangible assets, net	1,777.8	1,837.1
Deferred income taxes	9.2	11.4
Other noncurrent assets	67.2	76.1
TOTAL ASSETS	$6,389.3	$6,592.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$700.0	$810.2
Accrued expenses and other current liabilities	800.1	723.6
Short-term debt and current portion of long-term debt	691.6	33.4
Income and other taxes payable	31.7	29.4
Deferred income taxes	2.1	0.7
Total current liabilities	2,225.5	1,597.3
Long-term debt	2,713.5	3,260.1
Pension and other post-employment benefits	258.7	272.5
Deferred income taxes	260.8	273.3
Other noncurrent liabilities	181.7	228.7
Total liabilities	5,640.2	5,631.9
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS	84.9	106.2
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 129.3 and 125.1 issued, respectively and 84.4 and 90.2 outstanding, respectively at December 31, 2014 and June 30, 2014	1.3	1.2
Class B Common Stock, $0.01 par value; 263.7 shares authorized, issued and outstanding at December 31, 2014 and June 30, 2014	2.6	2.6
Additional paid-in capital	1,898.2	1,926.9
Accumulated deficit	(290.4)	(426.4)
Accumulated other comprehensive loss	(203.8)	(85.1)
Treasury stock—at cost, shares: 44.9 at December 31, 2014 and 34.9 at June 30, 2014	(766.6)	(575.4)
Total Coty Inc. stockholders’ equity	641.3	843.8
Noncontrolling interests	22.9	10.6
Total equity	664.2	854.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,389.3	$6,592.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2014
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Purchase of Class A Common Stock					—			7.6	(149.2)	(149.2)		(149.2)
Reclassification of common stock and stock options to liability					(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC					29.5					29.5		29.5
Exercise of former CEO stock options	1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO								2.4	(42.0)	(42.0)		(42.0)
Exercise of employee stock options and restricted stock units	2.8	0.1			22.3					22.4		22.4
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.20 per common share)					(71.8)					(71.8)		(71.8)
Net income						136.0				136.0	11.1	147.1	4.5
Other comprehensive loss							(118.7)			(118.7)	(0.6)	(119.3)	(0.3)
Distribution to noncontrolling interests, net											1.8	1.8	(3.2)
Dividend payable to redeemable noncontrolling interest holder													(5.9)
Redeemable noncontrolling interest purchase adjustment													(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					0.2					0.2		0.2	(0.2)
BALANCE—December 31, 2014	129.3	$1.3	263.7	$2.6	$1,898.2	$(290.4)	$(203.8)	44.9	$(766.6)	$641.3	$22.9	$664.2	$84.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2013
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2013	73.6	$0.7	310.6	$3.1	$1,943.9	$(329.0)	$(118.6)	0.4	$(6.1)	$1,494.0	$15.7	$1,509.7	$105.8
Conversion of Class B to Class A Common Stock	12.0	0.1	(12.0)	(0.1)						—		—
Purchase of Class A Common Stock					0.3			—	(0.3)	—		—
Exercise of employee stock options	0.7	—			3.8					3.8		3.8
Share-based compensation expense					22.2					22.2		22.2
Dividends ($0.20 per common share)					(77.4)					(77.4)		(77.4)
Net (loss) income						176.0				176.0	11.1	187.1	8.2
Other comprehensive income							58.4			58.4	—	58.4	(0.3)
Distribution to noncontrolling interests, net											(8.3)	(8.3)	(4.0)
Adjustment of redeemable noncontrolling interests to redemption value					5.6					5.6		5.6	(5.6)
BALANCE—December 31, 2013	86.3	$0.8	298.6	$3.0	$1,898.4	$(153.0)	$(60.2)	0.4	$(6.4)	$1,682.6	$18.5	$1,701.1	$104.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151.6	$195.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.7	126.6
Deferred income taxes	(10.3)	(5.8)
Provision for bad debts	2.3	4.4
Provision for pension and other post-employment benefits	10.2	9.3
Share-based compensation	8.1	23.5
Loss on early extinguishment of debt	88.8	—
Other	10.5	10.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(130.7)	(142.5)
Inventories	48.6	59.7
Prepaid expenses and other current assets	(3.3)	8.6
Accounts payable	(29.0)	30.2
Accrued expenses and other current liabilities	126.3	127.9
Tax accruals	(40.4)	37.8
Other noncurrent assets	3.7	(27.9)
Other noncurrent liabilities	1.9	(9.8)
Net cash provided by operating activities	355.0	447.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103.1)	(116.6)
Payments for business combinations	(0.6)	(25.0)
Proceeds from sale of asset	14.2	0.5
Net cash used in investing activities	(89.5)	(141.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	625.6	14.7
Repayments of short-term debt, original maturity more than three months	(25.2)	(28.9)
Net proceeds from short-term debt, original maturity less than three months	14.6	2.1
Proceeds from revolving loan facilities	495.0	355.0
Repayments of revolving loan facilities	(494.5)	(365.0)
Proceeds from issuance of long-term debt	0.9	—
Repayment of Senior Notes	(584.6)	—
Dividend Payment	(71.0)	(76.9)
Net proceeds from issuance of Common Stock	22.4	3.8
Net proceeds from issuance of Common Stock to former CEO	12.5	—
Purchase of Class A Common Stock from former CEO	(42.0)	—
Payments for purchases of Common Stock held as Treasury Stock	(149.2)	(0.3)
Net proceeds from foreign currency contracts	6.8	1.1
Payment for business combinations – contingent consideration	(0.8)	(1.1)
Proceeds from mandatorily redeemable noncontrolling interests	—	2.2
Proceeds from noncontrolling interests	1.8	—
Distributions to noncontrolling interests	—	(8.3)
Purchase of additional noncontrolling interests	(14.9)	—
Distributions to redeemable noncontrolling interests	(3.2)	(4.0)
Payment of deferred financing fees	(5.0)	(0.5)
Net cash used in financing activities	(210.8)	(106.1)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(89.5)	33.5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34.8)	233.6
CASH AND CASH EQUIVALENTS—Beginning of period	1,238.0	920.4
CASH AND CASH EQUIVALENTS—End of period	$1,203.2	$1,154.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$32.8	$32.3
Cash paid during the year for income taxes, net of refunds received	70.0	49.7
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$27.6	$36.4

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include wholly-owned domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2014. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2015.
Related Parties
During the first quarter of fiscal 2015, JAB Holdings B.V. (“JAB”) transferred all of its Coty Inc. Class B shares to JAB Cosmetics B.V. (“JABC”). As of December 31, 2014, the Company is a majority-owned subsidiary of JABC. Lucresca SE, Agnaten SE and JAB indirectly control JABC and the shares of the Company held by JABC.
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
Tax Information
The effective income tax rate for the three months ended December 31, 2014 and 2013 was 17.9% and 26.6%, and 13.9% and 29.0% for the six months ended December 31, 2014 and 2013, respectively. The variations in the effective tax rates from the prior year periods to the current year periods were primarily due to the positive impacts associated with a decrease in the reserve for unrecognized tax benefits, the settlement of tax audits in multiple foreign jurisdictions approximating $34.4 primarily during the six months ended December 31, 2014 and the accruals related to the expiration of foreign statutes of limitation, partially offset by the tax expense associated with the planned intercompany transfer of certain license agreements utilized substantially in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized.

The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.
As of December 31, 2014 and June 30, 2014, the gross amount of UTBs was $320.8 and $400.5, respectively. As of December 31, 2014, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $83.9. As of December 31, 2014 and June 30, 2014, the liability associated with UTBs, including accrued interest and penalties, was $97.7 and $159.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended December 31, 2014 and 2013 was $(2.3) and $0.8, and $(3.2) and $2.4 for the six months ended December 31, 2014 and 2013, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014 was $19.0 and $25.5, respectively. On the basis of the information available as of December 31, 2014, it is reasonably possible that a decrease of up to $5.8 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

3. SEGMENT REPORTING
Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
During the first quarter of fiscal 2015, the Company evaluated the impact of the Organizational Redesign restructuring program (see Note 4) on the determination of its operating segments and reporting units. The Company concluded that its operating and reportable segments continue to be Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). However, based on the organizational changes that result from the Organizational Redesign and the impact on the information used by the CODM, the Company reclassified the revenues and costs associated with one brand from the Fragrances to the Skin & Body Care operating segment. Revenue and cost relating to a brand that generates revenues from more than one of the Company’s product categories are allocated in their entirety to one of the operating segments based on the information used by the CODM, its organizational structure, and the product category that is deemed to be the strategic priority for the brand.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2014	2013	2014	2013
Net revenues:
Fragrances	$691.7	$728.5	$1,332.6	$1,387.4
Color Cosmetics	340.5	334.2	684.6	645.7
Skin & Body Care	227.4	260.5	424.7	468.3
Total	$1,259.6	$1,323.2	$2,441.9	$2,501.4
Operating income (loss):
Fragrances	$145.5	$133.4	$266.0	$279.2
Color Cosmetics	40.0	33.7	82.5	70.5
Skin & Body Care	15.1	16.2	18.8	19.7
Corporate	(16.9)	(39.8)	(63.5)	(60.3)
Total	$183.7	$143.5	$303.8	$309.1
Reconciliation:
Operating income	$183.7	$143.5	$303.8	$309.1
Interest expense, net	19.1	16.7	38.7	34.1
Loss on early extinguishment of debt	—	—	88.8	—
Other expense (income), net	0.3	—	0.3	(0.2)
Income before income taxes	$164.3	$126.8	$176.0	$275.2
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2014	2013	2014	2013
Fragrances:
Designer	39.2%	39.3%	40.1%	40.3%
Lifestyle	9.2	8.4	8.1	7.9
Celebrity	6.5	7.4	6.4	7.3
Total	54.9%	55.1%	54.6%	55.5%
Color Cosmetics:
Nail Care	11.7%	10.5%	12.7%	11.7%
Other Color Cosmetics	15.3	14.8	15.3	14.1
Total	27.0%	25.3%	28.0%	25.8%
Skin & Body Care:
Body Care	12.7%	14.0%	12.1%	13.3%
Skin Care	5.4	5.6	5.3	5.4
Total	18.1%	19.6%	17.4%	18.7%
Total	100.0%	100.0%	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2014 and 2013 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Organizational Redesign	$11.8	$—	$52.6	$—
China Optimization	—	—	(0.1)	—
Productivity Program	0.2	4.7	—	6.3
Total	$12.0	$4.7	$52.5	$6.3
Organizational Redesign
During the fourth quarter of fiscal 2014, the Company’s Board of Directors (“the Board”) approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate.
The Company incurred $65.6 of restructuring costs as of December 31, 2014 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$9.1	$1.9	$11.0
Charges	52.9	1.1	54.0
Payments	(8.8)	(2.2)	(11.0)
Changes in estimates (a)	(1.4)	—	(1.4)
Effect of exchange rates	(2.1)	—	(2.1)
Payables	—	(0.8)	(0.8)
Balance—December 31, 2014	$49.7	$—	$49.7

(a)	The decrease in severance and employee benefits is primarily attributable to employees who have voluntarily left positions that were later eliminated.
The Company currently estimates that the total remaining accrual of $49.7 will result in cash expenditures of $23.8, $21.4, and $4.5 in fiscal 2015, 2016 and 2017, respectively.
China Optimization
During the fourth quarter of fiscal 2014, the Company entered into a distribution agreement with a third-party distributor for certain of the Company’s brands sold through the mass distribution channel in China and announced the discontinuation of the Company’s TJoy brand. In conjunction with these events, the Company commenced implementation of restructuring of the Company’s mass business in China (“China Optimization”) that is expected to generate operating efficiencies. The Company anticipates that China Optimization will result in pre-tax restructuring costs of approximately $10.0, all of which will result in cash payments. The Company incurred $9.7 of restructuring costs as of December 31, 2014 in Corporate. The Company expects to complete all program activities during fiscal 2015, with the remaining costs primarily charged to Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Restructuring Costs
	Severance and Employee Benefits	Other Exit Costs	Total Restructuring Costs
Initial provision	$9.6	$0.2	$9.8
Restructuring charges	—	0.2	0.2
Payments	(7.8)	—	(7.8)
Changes in estimates	(0.2)	(0.1)	(0.3)
Foreign currency translation	(0.2)	(0.1)	(0.3)
Balance—December 31, 2014	$1.4	$0.2	$1.6
The Company currently estimates that the total remaining restructuring accrual of $1.6 will result in cash expenditures in fiscal 2015.

In October 2014, the Company agreed to sell certain TJoy assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. The agreement allowed the Company to continue using the facility through the completion of the sale in January 2015. A gain of approximately $7.3 will be recognized in the Company’s Condensed Consolidated Statement of Operations in the third quarter of fiscal 2015.
Productivity Program
During the fourth quarter of fiscal 2013, the Board approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization redesign activities, primarily in Europe and optimization of selected administrative support functions.
The Company anticipates implementing all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0, of which $39.5 was incurred as of December 31, 2014.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$15.8	$0.2	$0.2	$16.2
Restructuring charges	0.2	—	0.2	0.4
Payments	(5.1)	—	(0.2)	(5.3)
Changes in estimates	(0.4)	—	—	(0.4)
Effect of exchange rates	(0.5)	(0.2)	(0.1)	(0.8)
Balance—December 31, 2014	$10.0	$—	$0.1	$10.1
The Company currently estimates that the total remaining accrual of $10.1 will result in cash expenditures of approximately $6.9 and $3.2 in fiscal 2015 and 2016, respectively.

5. INVENTORIES

Inventories as of December 31, 2014 and June 30, 2014 are presented below:

	December 31, 2014	June 30, 2014
Raw materials	$149.0	$189.3
Work-in-process	6.9	12.3
Finished goods	370.8	415.8
Total inventories	$526.7	$617.4

6. GOODWILL, OTHER INTANGIBLE ASSETS, NET AND OTHER ASSETS
As discussed in Note 3, during the first quarter of fiscal 2015, the Company evaluated the impact of the Organizational Redesign (see Note 4) on the determination of its operating segments and its reporting units. Based on this evaluation, the Company concluded that its three reporting units are the same as its operating segments. It also reclassified the revenues and costs associated with one brand, along with its attributable goodwill of $69.1, from the Fragrances to the Skin & Body Care operating segment.
Goodwill
Goodwill as of December 31, 2014 and June 30, 2014 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross Balance at June 30, 2014	$751.9	$538.2	$693.5	$1,983.6
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at June 30, 2014	$751.9	$538.2	$52.7	$1,342.8

Changes during the period ended December 31, 2014:
Foreign currency translation	(17.5)	(11.4)	(0.2)	(29.1)
Reclassification (a)	(69.1)	—	69.1	—

Gross Balance at December 31, 2014	$665.3	$526.8	$762.4	$1,954.5
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at December 31, 2014	$665.3	$526.8	$121.6	$1,313.7

(a) As a result of the Company’s Organizational Redesign program announced on July 9, 2014, a certain brand and its attributable goodwill of $69.1 was reclassified from the Fragrances segment to the Skin & Body Care segment. The Company calculated the fair value of the brand relative to the reporting unit using the same methodology utilized in the annual impairment analysis as discussed in the Fiscal 2014 Form 10-K.

Other Intangible Assets

Other intangible assets, net as of December 31, 2014 and June 30, 2014 are presented below:

	December 31, 2014	June 30, 2014
Indefinite-lived other intangible assets (a)	$1,161.2	$1,167.8
Finite-lived other intangible assets, net (b)	616.6	669.3
Total Other intangible assets, net	$1,777.8	$1,837.1

(a) Net of accumulated impairments of $(188.6) as of December 31, 2014 and June 30, 2014.
(b) Net of accumulated impairments of $(21.0) and $(33.5) related to the TJoy trademark and customer relationships, respectively, recorded in fiscal 2014.

The effect of foreign currency translation on the carrying amount of indefinite-lived intangible assets is $(6.6) as of December 31, 2014.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2014
License agreements	$835.0	$(490.8)	$—	$344.2
Customer relationships	510.8	(169.4)	(33.5)	307.9
Trademarks	125.8	(90.1)	(21.0)	14.7
Product formulations	31.8	(29.3)	—	2.5
Total	$1,503.4	$(779.6)	$(54.5)	$669.3
December 31, 2014
License agreements	$814.1	$(494.1)	$—	$320.0
Customer relationships	498.2	(182.8)	(33.5)	281.9
Trademarks	121.5	(87.9)	(21.0)	12.6
Product formulations	31.7	(29.6)	—	2.1
Total	$1,465.5	$(794.4)	$(54.5)	$616.6

Amortization expense totaled $18.5 and $22.7 for the three months ended December 31, 2014 and 2013 and $37.4 and $45.3 for the six months ended December 31, 2014 and 2013.

7. DEBT

	December 31, 2014	June 30, 2014
Short-term debt	$28.9	$18.8
Credit Agreement due September 2015	600.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,875.0	1,875.0
Revolving Loan Facility	900.0	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and capital lease obligations	1.2	0.2
Total debt	3,405.1	3,293.5
Less: Short-term debt and current portion of long-term debt	(691.6)	(33.4)
Total Long-term debt	$2,713.5	$3,260.1
Short-Term Debt
On September 29, 2014, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provides for a term loan of $600.0 and expires on September 28, 2015 at which time it is payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement are based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement may range from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The applicable spread on the borrowings under the 2014 Credit Agreement in effect as of December 31, 2014 was 1.50%. The 2014 Credit Agreement also contains affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as disclosed below. The Company used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date (the “Note Repurchase”) as described below. Deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.
Coty Inc. Credit Facility
On September 29, 2014, the Company entered into an Amendment (the “2014 Amendment”) to its existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement”). The 2014 Amendment permits the Company to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. As of September 30, 2014, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment. As of December 31, 2014, the Company had $350.0 available for borrowings under the 2013 Credit Agreement, as amended.
Senior Notes
On September 29, 2014, the Company prepaid the Senior Notes. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, the Company incurred a loss on early extinguishment of debt of $88.8, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.

8. INTEREST EXPENSE, NET

Interest expense, net for the three and six months ended December 31, 2014 and 2013 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Interest expense	$17.4	$17.5	$36.8	$34.9
Foreign exchange losses, net of derivative contracts	2.4	0.2	3.7	1.1
Interest income	(0.7)	(1.0)	(1.8)	(1.9)
Total interest expense, net	$19.1	$16.7	$38.7	$34.1

9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1.5	$1.4	$0.7	$0.6	$2.2	$2.0
Interest cost	0.8	0.9	1.2	1.4	1.0	0.9	3.0	3.2
Expected return on plan assets	(0.7)	(0.6)	(0.4)	(0.2)	—	—	(1.1)	(0.8)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.5	0.2	0.9	0.5	—	—	1.4	0.7
Curtailment gain	—	—	(0.8)	—	—	—	(0.8)	—
Net periodic benefit cost	$0.6	$0.5	$2.4	$3.1	$1.6	$1.4	$4.6	$5.0

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$3.0	$2.8	$1.3	$1.2	$4.3	$4.0
Interest cost	1.7	1.7	2.4	2.7	2.0	1.9	6.1	6.3
Expected return on plan assets	(1.5)	(1.2)	(0.7)	(0.5)	—	—	(2.2)	(1.7)
Amortization of prior service credit	—	—	0.1	—	(0.1)	(0.1)	—	(0.1)
Amortization of net loss	1.0	0.4	1.8	1.0	—	—	2.8	1.4
Curtailment gain	—	—	(0.8)	—	—	—	(0.8)	—
Net periodic benefit cost	$1.2	$0.9	$5.8	$6.0	$3.2	$3.0	$10.2	$9.9

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of December 31, 2014 and June 30, 2014 are presented below:

	Level 1		Level 2		Level 3
	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$11.4	$2.1	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$1.4	$11.5	$—	$—
Contingent consideration - business combination	—	—	—	—	0.9	1.1
Total Liabilities	$—	$—	$1.4	$11.5	$0.9	$1.1
Total recurring fair value measurements	$—	$—	$10.0	$(9.4)	$(0.9)	$(1.1)
The fair values of the Company’s financial instruments estimated as of December 31, 2014 and June 30, 2014 are presented below:

	December 31, 2014		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Facility	$2,712.5	$2,712.5	$2,774.5	$2,763.2
Dividends payable	1.7	1.3	0.9	0.7
Senior Notes - Series A	—	—	100.0	109.7
Senior Notes - Series B	—	—	225.0	256.3
Senior Notes - Series C	—	—	175.0	199.9

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

Contingent consideration - business combination — The Company uses an industry standard valuation model within the option pricing framework to value the contingent consideration. The inputs used to measure the fair value included weighted net sales projections through the settlement date of the contingent consideration, revenue volatility using comparable companies’ historical performance and a present value calculation to discount the expected settlement. Based on the assumptions used to value the contingent consideration, these liabilities are categorized as Level 3 in the fair value hierarchy.

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

11. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. During fiscal 2014, the Company launched a program to qualify derivatives for hedge accounting treatment. The Company began entering into derivatives for which hedge accounting treatment was applied in the second quarter of fiscal 2014 which the Company began realizing in the Condensed Consolidated Statement of Operations in fiscal 2015. The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting for the affected derivative in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of December 31, 2014, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $1.4.

The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $11.4 at December 31, 2014. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2014 and June 30, 2014:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		December 31, 2014	June 30, 2014		December 31, 2014	June 30, 2014
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$8.8	$—	Accrued expenses and other current liabilities	$1.1	$10.5
Total derivatives designated as hedges		$8.8	$—		$1.1	$10.5
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.6	$2.1	Accrued expenses and other current liabilities	$0.3	$1.0
Total derivatives not designated as hedges		$2.6	$2.1		$0.3	$1.0
Total derivatives		$11.4	$2.1		$1.4	$11.5
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of December 31, 2014:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statement of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$14.5	$(3.1)	$11.4	$—	$—	$11.4
Liabilities	$(1.4)	$—	$(1.4)	$—	$—	$(1.4)
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
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments and derivative financial instruments deemed ineffective during the three and six months ended December 31, 2014 and 2013 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Three Months Ended December 31,		Gain (Loss) Recognized in Operations Six Months Ended December 31,
	2014	2013	2014	2013
Interest expense, net	$5.5	$1.4	$7.3	$1.4
Cost of sales	$0.1	$(0.6)	$0.1	$(2.2)
Selling, general and administrative	$1.6	$—	$2.5	$—
As of December 31, 2014 and June 30, 2014, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $224.3 and $535.4, respectively, which mature at various dates through June 2015.
The Company enters into foreign exchange forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues and costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign exchange forward contracts used to hedge anticipated transactions have been designated as foreign exchange cash-flow hedges and have varying maturities through the end of June 2015. Hedge effectiveness of foreign exchange forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign exchange forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. During the six months ended December 31, 2014, as a result of a change in forecast, the Company de-designated a portion of its hedges and reclassified a net loss of $(0.2) from AOCI to the Condensed Consolidated Statement of Operations. As of December 31, 2014, all of the Company’s remaining foreign exchange forward contracts designated as hedges were highly effective in all material respects. The accumulated gain (loss) on these derivative instruments in AOCI, net of tax, was $5.7 and $(8.9) as of December 31, 2014 and June 30, 2014, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $5.7.

The amount of gains and losses reclassified from AOCI to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and six months ended December 31, 2014 and 2013 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Gain (Loss) Recognized in Operations Three Months Ended December 31,		Gain (Loss) Recognized in Operations Six Months Ended December 31,
	2014	2013	2014	2013
Net revenue	$1.5	$—	$1.9	$—
Cost of Sales	$(1.8)	$—	$(1.6)	$—

As of December 31, 2014, the Company has foreign exchange forward contracts designated as effective hedges with a notional value of $150.3, which mature at various dates through June 2015. The foreign currencies of the counterparties in the hedged foreign exchange forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($38.9), Euro ($35.2), Australian Dollar ($16.1), Canadian Dollar ($19.9), U.S. Dollar ($10.3), Russian Ruble ($10.7), Polish Zloty ($11.3), and Japanese Yen ($1.1). As of June 30, 2014, the Company had a notional value of $361.3 in foreign exchange forward contracts designated as effective hedges.

12. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests

Effective December 28, 2014, the Company entered into an agreement through a majority-owned subsidiary and a third party to create a new subsidiary in Saudi Arabia. The Company contributed 20.25 million SAR ($5.4) for a 75% ownership interest. The new subsidiary will engage in the sale, promotion and distribution of fragrances, color cosmetics, and skin & body care products.

Redeemable Noncontrolling Interests

The Company has the right to purchase the redeemable noncontrolling interests (“RNCI”) in certain subsidiaries from the RNCI holders (each such right, a “Call right”) at certain points in time. On September 20, 2013, the Company gave notice to purchase 7% of a certain Middle East (M.E.) subsidiary. The Company and the RNCI holder amended the M.E. subsidiary’s Shareholders’ Agreement resulting in the Company recording an additional 7% interest in the M.E. subsidiary as of July 1, 2014 and consummated the purchase during the three months ended September 30, 2014 for a purchase price of $16.2. The $16.2 is recorded as a reduction to Redeemable Noncontrolling interest in the Company’s Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of December 31, 2014. Of the $16.2, the Company has paid $14.9 and recorded the remaining $1.3 as Accrued expense and other current liabilities of the Condensed Consolidated Balance Sheet as of December 31, 2014. The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

13. EQUITY
Common Stock

During the six months ended December 31, 2014, the Company issued 2.8 million shares of its Class A Common Stock and received $22.4 in cash in connection with the exercise of employee stock options, the settlement of restricted stock units (“RSUs”) and the purchase of shares under the Platinum Program, which is an employee stock ownership program under the Omnibus Equity and Long-Term Incentive Plan. Additionally, the Company issued 1.4 million shares of its Class A Common Stock and recorded Additional Paid in Capital (“APIC”) of $12.5 in relation to the exercise of stock options by Mr. Michele Scannavini (“Mr. Scannavini”), its former Chief Executive Officer.

As of December 31, 2014, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board. As of December 31, 2014, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 263.7 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 84.4 million and 263.7 million, respectively. There was no Preferred Stock outstanding as of December 31, 2014.

Accumulated Other Comprehensive Income (Loss)

	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—July 1, 2014	$(8.9)	$(54.7)	$(21.5)	$(85.1)
Other comprehensive income (loss) before reclassifications	14.7	—	(133.1)	(118.4)
Less: Net amounts reclassified from AOCI	0.1	0.2	—	0.3
Net current-period other comprehensive income (loss)	14.6	(0.2)	(133.1)	(118.7)
Balance—December 31, 2014	$5.7	$(54.9)	$(154.6)	$(203.8)

Treasury Stock

In connection with the Company’s Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014 (“Repurchase Program”), the Company repurchased 7.6 million shares of its Class A Common Stock during the three months ended December 31, 2014. The shares were purchased in multiple transactions at prices ranging from $18.30 to $20.90. The fair value of all shares repurchased was $149.2 and was reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On September 29, 2014, the Company entered into an agreement with Mr. Scannavini in connection with his resignation. The agreement required the Company to purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini

held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, the Company purchased 2.4 million shares of its Class A Common Stock for $42.0 and reflected as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the three months ended December 31, 2014. The Company made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.

Dividends
On September 16, 2014, the Company announced a cash dividend of $0.20 per share, or $71.9 on its Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2014. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2014. Total accrued dividends on unvested RSUs of $1.7 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2014.

14. SHARE-BASED COMPENSATION PLANS

The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of December 31, 2014, approximately 15.0 million shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total share-based compensation expense of $9.6 and $9.3 for the three months ended December 31, 2014 and 2013, and $10.9 and $23.5 for the six months ended December 31, 2014 and 2013, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The share-based compensation expense for the six months ended December 2014 of $10.9 includes $15.9 expense for the period offset by $5.0 income for the period due to forfeitures of share-based compensation instruments as a result of Mr. Scannavini’s resignation on September 29, 2014.

As of December 31, 2014, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $18.1 and $42.8, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 1.47 and 3.69 years, respectively.

Nonqualified Stock Options

Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.

The Company’s outstanding nonqualified stock options as of December 31, 2014 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	23.2	$9.32
Exercised	(4.1)	8.13
Forfeited	(1.9)	10.09
Outstanding at December 31, 2014	17.2	$9.51
Vested and expected to vest at December 31, 2014	15.1	$9.41	$170.3	4.85
Exercisable at December 31, 2014	6.5	$8.77	$77.4	3.27

There were no options granted in the current year. The grant prices of the outstanding options as of December 31, 2014 ranged from $5.10 to $11.60. The grant prices for exercisable options ranged from $5.10 to $10.50.

A summary of the total intrinsic value of stock options exercised for the six months ended December 31, 2014 and 2013 is presented below:

	December 31,
	2014	2013
Intrinsic value of options exercised	$38.5	$4.8

The Company’s non-vested nonqualified stock options as of December 31, 2014 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	16.2	$3.81
Vested	(3.6)	3.57
Forfeited	(1.9)	3.94
Non-vested at December 31, 2014	10.7	$3.86

The share-based compensation expense recognized on the nonqualified stock options was $5.4 and $4.9 for the three months ended December 31, 2014 and 2013, and was $7.4 and $14.5 for the six months ended December 31, 2014 and 2013, respectively.

Restricted Share Units

During the six months ended December 31, 2014, 1.7 million RSUs were granted under the Omnibus LTIP. During the six months ended December 31, 2013, the Company granted 1.8 million RSUs under the LTIP.

The Company’s outstanding RSUs as of December 31, 2014 and activity during the six months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	4.4
Granted	1.7
Settled	(0.1)
Canceled	(0.8)
Outstanding at December 31, 2014	5.2
Vested and expected to vest at December 31, 2014	3.8	$78.6	3.55

The share-based compensation expense recorded in connection with the RSUs was $3.2 and $2.8 for the three months ended December 31, 2014 and 2013, and was $3.0 and $4.9 for the six months ended December 31, 2014 and 2013, respectively.

The Company’s outstanding and non-vested RSUs as of December 31, 2014 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2014	4.0	$15.77
Granted	1.7	17.34
Vested	(0.1)	15.66
Canceled	(0.8)	15.80
Outstanding and nonvested at December 31, 2014	4.8	$16.05

Phantom Units

On December 1, 2014, the Board granted Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board and interim Chief Executive Officer, an award of 49,432 phantom units, in consideration of Mr. Becht’s increased responsibilities as interim Chief Executive Officer of the Company. At the time of grant, the phantom units had a value of $1.0 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock. As a result the phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately.

The Company recognized $1.0 of share-based compensation expense during the three and six months ended December 31, 2014 as there are no service or performance conditions with respect to the phantom units.

Restricted Shares

Share-based compensation (income) expense recorded in connection with restricted shares was nil for the three months ended December 31, 2014 and 2013, and was $(0.5) and nil for the six months ended December 31, 2014 and 2013, respectively. During the first quarter of fiscal 2015, the Mr. Scannavini forfeited less than 0.1 million restricted shares.

Special Incentive Award

Share-based compensation expense recorded in connection with special incentive awards was nil for the three and six months ended December 31, 2014 and was $1.6 and $4.1 for the three and six months ended December 31, 2013, respectively. As of December 31, 2014, there were no special incentive awards outstanding as all special incentive awards vested as of June 13, 2014. As of December 31, 2013, 1.2 million special incentive awards were outstanding with a weighted average grant date fair value of $6.82. There was no vesting or forfeiture activity during the three and six months ended December 31, 2014 and 2013.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in millions, except per share data)
Net income attributable to Coty Inc.	$125.4	$82.5	$136.0	$176.0
Weighted-average common shares outstanding—Basic	353.4	384.4	353.8	384.2
Effect of dilutive stock options (a)	7.4	7.2	7.9	7.6
Effect of restricted stock and RSUs (b)	1.8	1.7	1.8	1.7
Weighted-average common shares outstanding—Diluted	$362.6	$393.3	$363.5	$393.5
Net income attributable to Coty Inc. per common share:
Basic	$0.35	$0.21	$0.38	$0.46
Diluted	0.35	0.21	0.37	0.45

(a)
For the three and six months ended December 31, 2014, no options were excluded from the computation of diluted EPS. For the three and six months ended December 31, 2013, outstanding options to purchase 1.2 million shares of Common Stock are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three and six months ended December 31, 2014, 0.1 million and 0.8 million RSUs outstanding, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2013, there are no anti-dilutive RSUs excluded from the computation of diluted EPS.

16. COMMITMENTS AND CONTINGENCIES

Noncontrolling Interests

The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, the Company gave notice to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest. The Company estimates it will pay approximately $12.8 for this 14%.

Business Combinations
On October 7, 2014, the Company announced its binding offer to acquire the Bourjois cosmetics brand from its parent company, CHANEL, in order to further grow its existing portfolio and strengthen its position in Western Europe, the Middle East and Asia. The Company intends to issue to CHANEL, as consideration for Bourjois, 15.0 million shares of the Company’s Class A Common Stock. The number of shares is subject to adjustment based on the price of the Company’s Class A Common Stock at closing and certain closing adjustments. The Company anticipates closing the transaction before the end of fiscal 2015.

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

The Stricker Action and the Carey Action have been consolidated under the caption In re Coty Inc. Securities Litigation (“Securities Litigation”), and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The plaintiffs were permitted to further amend the Securities Complaint in October 2014.

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

In September 2014, the Company filed a motion to dismiss the Securities Complaint. At the court’s discretion, the parties continued to brief that motion following the October 2014 amendment of that complaint, and briefing was completed in December 2014. The motion to dismiss remains under judicial consideration.The Company believes the lawsuit is without merit and intends to vigorously defend it.

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

In July 2014, the Company entered into a tolling agreement with the OAC, extending the statute of limitations on the OAC’s investigation until December 31, 2014. In December 2014, the Company entered into a second tolling agreement with the OAC to further extend the statute of limitations of the investigation through and including June 30, 2015.

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

17. SUBSEQUENT EVENTS

In connection with the Repurchase Program, the Company repurchased 5.3 million shares of our Class A Common Stock in multiple transactions from January 1, 2015 through February 4, 2015 at prices ranging from $18.65 to $20.89 per share. The total fair value of all shares repurchased during this period was $103.4. As a result, $47.4 remains for additional repurchases under the current authorization.

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

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycle. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom (“U.K.”), United Arab Emirates (“U.A.E.”), and Saudi Arabia during fiscal 2014 and 2015 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.
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

Marketing and Advertising Costs

Marketing and advertising costs include the aggregate of trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in Selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the three and six months ended December 31, 2014 and 2013 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Trade marketing spend activities	$139.0	$149.7	$259.7	$269.7
% of Net revenues	11.0%	11.3%	10.6%	10.8%
Advertising and consumer promotional costs	270.1	293.7	530.2	538.7
% of Net revenues	21.5%	22.2%	21.7%	21.5%
Total marketing and advertising costs	$409.1	$443.4	$789.9	$808.4
% of Net revenues	32.5%	33.5%	32.3%	32.3%

THREE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

NET REVENUES

In the three months ended December 31, 2014, net revenues decreased 5%, or $63.6, to $1,259.6 from $1,323.2 in the three months ended December 31, 2013. The decrease was primarily the result of a negative foreign currency exchange translations impact of 5% and a decrease in unit volume of 1%, partially offset by a positive price and mix impact of 1%. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). The discontinuation of TJoy and China Optimization had an immaterial impact on our consolidated net revenues, however negatively affected the Skin & Body Care segment in Asia Pacific. Excluding the negative impact of foreign currency exchange translations and the discontinuation of TJoy and China Optimization, total net revenues and unit volume in the three months ended December 31, 2014 were consistent with total net revenues and unit volume in the three months ended December 31, 2013 and the price and mix impact was immaterial.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2014	2013	Change %
NET REVENUES
Fragrances	$691.7	$728.5	(5%)
Color Cosmetics	340.5	334.2	2%
Skin & Body Care	227.4	260.5	(13%)
Total	$1,259.6	$1,323.2	(5%)

Fragrances

In the three months ended December 31, 2014, net revenues of Fragrances decreased 5%, or $36.8, to $691.7 from $728.5 in the three months ended December 31, 2013. The decrease was primarily the result of a negative price and mix impact of 9% and a negative foreign currency exchange translations impact of 4%, partially offset by an increase in unit volume of 8%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 1%. The decrease in the segment reflects lower net revenues from existing celebrity brands that are later in their lifecycles, in part reflecting pressure in the mass fragrance market, and a decline in Roberto Cavalli, primarily reflecting a lower level of new launch activity in the three months ended December 31, 2014 relative to the strong contribution from new launches in the three months ended December 31, 2013. Also contributing to the decline in the segment were lower net revenues from power brands Calvin Klein, Davidoff and Marc Jacobs, as incremental net revenues from new launches could not offset the decline from existing product lines. Partially offsetting the decrease in the segment were higher net revenues from Chloé, Jil Sander and Bottega Veneta in part due to new launches Chloé Love Story, Jil Sander Simply and Bottega Veneta Knot, along with incremental net revenues from recently launched Enrique Iglesias Adrenaline, Vespa and Love2Love. The negative price and mix impact primarily reflects higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market, driven by a change in our distribution model. Also contributing to the negative price and mix was an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the three months ended December 31, 2014, net revenues of Color Cosmetics increased 2%, or $6.3, to $340.5 from $334.2 in the three months ended December 31, 2013. The increase in the segment was primarily the result of a positive price and mix impact of 9%, partially offset by a negative foreign currency exchange translations impact of 5% and a decrease in unit volume of 2%. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 7%, primarily driven by strong growth in Sally Hansen, Rimmel and OPI. The increase in Sally Hansen was primarily driven by the success of new launch Sally Hansen Miracle Gel. Higher net revenues from Rimmel primarily reflect incremental net revenues from new launches such as Rimmel Wonder'full mascara and Rimmel Provocalips liquid lipstick along with growth from existing brands, such as Rimmel Lasting Finish foundation. The increase in OPI primarily reflects higher net revenues in the U.S. professional channel in part due to the launch of OPI Infinite Shine and an increase in net revenues from international subsidiaries, in part reflecting incremental net revenues following the acquisition of a U.K. distributor and higher net revenues in Australia. The positive price and mix impact for the segment primarily reflects the new launch of Sally Hansen Miracle Gel and a change in the OPI international distribution model in the U.K. and Australia, all of which positively contributed to the segment average price point.

Skin & Body Care

In the three months ended December 31, 2014, net revenues of Skin & Body Care decreased 13%, or $33.1, to $227.4 from $260.5 in the three months ended December 31, 2013. The decrease in the segment was primarily the result of a negative foreign currency exchange translations impact of 6%, a decrease in unit volume of 4% and a negative price and mix impact of 3%. The discontinuation of TJoy and China Optimization negatively impacted net revenues by 1%, contributing 2% to the unit volume decline while positively impacting price and mix by 1%. Excluding the impact to net revenues from the discontinuation of TJoy and China Optimization and the impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 6%, primarily driven by lower net revenues from adidas and Playboy. Lower net revenues from adidas primarily reflect a change in our distribution model in China, lower holiday orders in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 and lower net revenues in the U.S. related to reduced shelf space at select retailers, partially offset by incremental net revenues from new launch adidas UEFA Champions League Edition and a special World Cup edition product line. The decrease in Playboy was primarily driven by declining net revenues in existing product lines and lower net revenues in the U.S. related to reduced shelf space at select retailers and lower holiday orders in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, partially offset by incremental net revenues from new launches Playboy #Generation for Him and Playboy #Generation for Her and growth in Brazil due to the new commercial partnership with Avon. Also contributing to the decline in the segment were lower net revenues from philosophy due to different phasing of orders from a select U.S. retailer in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The negative price and mix impact for the segment primarily reflects a change in our distribution model in China, partially offset by higher relative volumes of higher-priced philosophy and Lancaster products compared to lower-priced adidas and Playboy products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended December 31,
(in millions)	2014	2013	Change %
NET REVENUES
Americas	$448.9	$461.3	(3%)
EMEA	655.5	700.8	(6%)
Asia Pacific	155.2	161.1	(4%)
Total	$1,259.6	$1,323.2	(5%)

Americas

In the three months ended December 31, 2014, net revenues in the Americas decreased 3%, or $12.4, to $448.9 from $461.3 in the three months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas decreased 1% primarily driven by lower net revenues in the U.S. and Canada. The decline in the U.S. was primarily driven by lower net revenues from Fragrances and Skin & Body Care. The decline in Fragrances in the U.S. reflects lower net revenues from existing celebrity brands that are later in their lifecycles, in part reflecting pressure in the mass fragrance market, as well as lower net revenues from Davidoff and Vera Wang. The decline in Skin & Body Care in the U.S. reflects lower net revenues of philosophy as described under “Net Revenues by Segment—Skin & Body Care” above, and lower net revenues in Playboy and adidas, in part due to reduced shelf space at select retailers in the U.S. and lower holiday orders in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Also contributing to the decline in the U.S. were lower net revenues from OPI, as growth in the professional channel was more than offset by the transfer of business to international subsidiaries, and from N.Y.C. New York Color in part due to loss of shelf space. Partially offsetting the decline in the U.S. were higher net revenues of power brands Sally Hansen and Chloé, in part reflecting the success of new launches. Lower net revenues in Canada were primarily driven by a decline in the Fragrances segment and in Sally Hansen as incremental net revenues from the launch of Sally Hansen Miracle Gel could not offset the decline from existing and discontinued product lines. Partially offsetting the decline in the region was strong growth in Brazil, due to incremental net revenues resulting from the new commercial partnership with Avon, and in our travel retail business, primarily due to strong growth in Calvin Klein and Chloé. Net revenues in Argentina were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues growth in Argentina was strong, primarily reflecting higher net revenues of Rimmel.

EMEA

In the three months ended December 31, 2014, net revenues in EMEA decreased 6%, or $45.3, to $655.5 from $700.8 in the three months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 6%, net revenues in EMEA were consistent with the prior year period. Net revenues in Southern Europe declined, primarily reflecting the negative impact of foreign currency exchange translations, along with lower net revenues of body care products and Roberto Cavalli. Generating growth in the region was the Middle East, where we have benefited from our new U.A.E. joint venture, and our new subsidiary in South Africa. Net revenues in Russia, Eastern Europe, Germany and the U.K. declined due to the negative impact of foreign currency exchange translations, however excluding this impact these countries generated growth.

Asia Pacific

In the three months ended December 31, 2014, net revenues in Asia Pacific decreased 4%, or $5.9, to $155.2 from $161.1 in the three months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 4% and the impact to net revenues from the TJoy discontinuation and China Optimization of 1%, net revenues in Asia Pacific increased 1% primarily driven by growth in Australia, Hong Kong and Southeast Asia. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations, however excluding this impact, net revenues increased primarily due to growth in OPI and Rimmel. Growth in Hong Kong and Southeast Asia primarily reflect higher net revenues from Calvin Klein. Results in the region were adversely impacted by lower net revenues in China. The decline in China was primarily driven by lower net revenues from adidas in part due to the change in our distribution model, lower net revenues of Calvin Klein and the discontinuation of TJoy.

COST OF SALES

In the three months ended December 31, 2014, cost of sales decreased 7%, or $40.4, to $508.9 from $549.3 in the three months ended December 31, 2013. Cost of sales as a percentage of net revenues decreased to 40.4% in the three months ended December 31, 2014 from 41.5% in the three months ended December 31, 2013, resulting in a gross margin improvement of approximately 110 basis points. The increase in gross margin includes the positive impact from the refinement of estimates of the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market. Excluding this impact, gross margin improved approximately 80 basis points primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales, partially offset by the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended December 31, 2014, selling, general and administrative expenses decreased 11%, or $66.5, to $536.5 from $603.0 in the three months ended December 31, 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 42.6% in the three months ended December 31, 2014 from 45.6% in the three months ended December 31, 2013. This decrease of approximately 300 basis points includes a reduction of approximately 200 basis points related to lower real estate consolidation program costs, acquisition-related costs and share-based compensation expense adjustment, partially offset by higher business structure realignment costs. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses decreased 7%, or $40.0, to $530.1 from $570.1 in the three months ended December 31, 2013 and decreased as a percentage of net revenues to 42.1% from 43.1%. This decrease of approximately 100 basis points primarily reflects lower advertising and consumer promotion spending, in part due to a focus on improving spend efficiency behind our non-power brands. Advertising and consumer promotion spending on our power brands increased compared to the prior year period. Administrative costs in the three months ended December 31, 2014 decreased compared to the three months ended December 31, 2013 reflecting costs savings resulting from our Organizational Redesign and China Optimization programs, along with the positive impact of foreign currency exchange translations.

OPERATING INCOME

In the three months ended December 31, 2014, operating income increased 28%, or $40.2, to $183.7 from $143.5 in the three months ended December 31, 2013. Operating margin, or operating income as a percentage of net revenues, increased to 14.6% of net revenues in the three months ended December 31, 2014 as compared to 10.8% in the three months ended December 31, 2013. This margin improvement reflects approximately 300 basis points related to lower selling, general and administrative expenses, approximately 110 basis points related to lower cost of sales and approximately 20 basis points related to lower amortization expense primarily due to the impairment of the TJoy trademark and customer relationships, partially offset by approximately 60 basis points related to higher restructuring costs.

Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2014	2013	Change %
OPERATING INCOME (LOSS)
Fragrances	$145.5	$133.4	9%
Color Cosmetics	40.0	33.7	19%
Skin & Body Care	15.1	16.2	(7%)
Corporate	(16.9)	(39.8)	58%
Total	$183.7	$143.5	28%

Fragrances

In the three months ended December 31, 2014, operating income for Fragrances increased 9%, or $12.1, to $145.5 from $133.4 in the three months ended December 31, 2013. Operating margin increased to 21.0% of net revenues in the three months ended December 31, 2014 as compared to 18.3% in the three months ended December 31, 2013, primarily driven by lower selling, general and administrative expenses.

Color Cosmetics

In the three months ended December 31, 2014, operating income for Color Cosmetics increased 19%, or $6.3, to $40.0 from $33.7 in the three months ended December 31, 2013. The increase in operating income primarily reflects higher net revenues and improvement in operating margin. Operating margin increased to 11.7% of net revenues in the three months ended December 31, 2014 as compared to 10.1% in the three months ended December 31, 2013, primarily reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Skin & Body Care

In the three months ended December 31, 2014, operating income for Skin & Body Care decreased 7%, or $1.1, to $15.1 from $16.2 in the three months ended December 31, 2013. The decrease in operating income primarily reflects lower net revenues, partially offset by an improvement in operating margin. Operating margin increased to 6.6% of net revenues in the three months ended December 31, 2014 as compared to 6.2% in the three months ended December 31, 2013, primarily driven by lower selling, general and administrative expenses and amortization expense as percentages of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended December 31, 2014, operating loss for Corporate was $16.9 compared to $39.8 in the three months ended December 31, 2013, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended December 31,
(in millions)	2014	2013	Change %
Reported Operating Income	$183.7	$143.5	28%
% of Net revenues	14.6%	10.8%
Restructuring and other business realignment costs	15.1	6.4	>100%
Share-based compensation expense adjustment	2.2	3.5	(37%)
Acquisition-related costs	0.3	17.3	(98%)
China Optimization	0.3	—	N/A
Public entity preparedness costs	—	0.3	(100%)
Real estate consolidation program costs	(0.7)	12.3	<(100%)
Total adjustments to Reported Operating Income	17.2	39.8	(57%)
Adjusted Operating Income	$200.9	$183.3	10%
% of Net revenues	15.9%	13.9%

In the three months ended December 31, 2014, Adjusted Operating Income increased 10%, or $17.6, to $200.9 from $183.3 in the three months ended December 31, 2013. Adjusted operating margin increased to 15.9% of net revenues in the three months ended December 31, 2014 as compared to 13.9% in the three months ended December 31, 2013, reflecting lower selling, general and administrative expenses, as described under “Selling, General and Administrative Expenses” above, cost of sales and amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 12%.

Restructuring and Other Business Realignment Costs

In the three months ended December 31, 2014, we incurred restructuring and other business structure realignment costs of $15.1.

•	We incurred restructuring costs of $12.0, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relates to the Organizational Redesign.

•
We incurred business structure realignment costs of $3.1 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2013, we incurred restructuring and other business structure realignment costs of $6.4.

•
We incurred restructuring costs of $4.7, included in restructuring costs in the Condensed Consolidated Statements of Operations, primarily related to the Productivity Program which targeted the integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

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

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $2.2 and $3.5 in the three months ended December 31, 2014 and 2013, respectively. The decrease in the share-based compensation expense adjustment primarily reflects an increase in the expected forfeiture rate reflecting the impact of our recent Organizational Redesign and the impact of the vesting of special incentive awards associated with our initial public offering.

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

Acquisition-Related Costs

In the three months ended December 31, 2014, we incurred acquisition-related costs of $0.3. These costs include $1.6 of transaction-related costs associated with a contemplated acquisition, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and income of $1.3 due to the refinement in estimates related to the revaluation of inventory buyback associated with the conversion from distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Condensed Consolidated Statements of Operations.

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

China Optimization

In the three months ended December 31, 2014, we incurred China Optimization costs of $0.3 related to the Color Cosmetics segment. China Optimization costs primarily reflect refinement in estimates and miscellaneous costs associated with the program.

Public Entity Preparedness Costs

In the three months ended December 31, 2013, we incurred public entity preparedness costs of $0.3 consisting of remaining miscellaneous costs associated with our initial public offering, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and included in Corporate.

Real Estate Consolidation Program Costs

In the three months ended December 31, 2014, we incurred $0.7 of income related to the refinement of lease loss expense estimates in connection with the consolidation of real estate in New York, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2013, we incurred $12.3 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $8.9 of lease loss expense, $1.5 of duplicative rent expense and $1.2 of depreciation recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all real estate consolidation program costs were reported in Corporate.

INTEREST EXPENSE, NET

In the three months ended December 31, 2014, interest expense, net was $19.1 as compared with $16.7 in the three months ended December 31, 2013. This increase is primarily due to an increase in foreign exchange expense of $2.2, net of derivative foreign exchange contracts.
INCOME TAXES

The effective income tax rate for the three months ended December 31, 2014 and 2013 is 17.9% and 26.6%, respectively. The variations in the effective tax rates from the prior year period to the current year period were primarily due to the positive impacts associated with decrease in the reserve for unrecognized tax benefits, the settlement of a tax audit in a foreign jurisdiction for approximately $32.5 during the three months ended December 31, 2014 and the expiration of foreign statutes of limitation, partially offset by the negative impact associated with the tax expense associated with the planned intercompany transfer of certain license agreements utilized substantially in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$164.3	$29.4	17.9%	$126.8	$33.7	26.6%
Adjustments to Reported Operating Income (a)	17.2	(20.2)		39.8	11.0
Adjusted Income Before Income Taxes	$181.5	$9.2	5.1%	$166.6	$44.7	26.8%

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The adjusted effective tax rate was 5.1% compared to 26.8% in the prior-year period. The differences were primarily due to the positive impacts associated with a decrease in the accrual for unrecognized tax benefits, the settlement of tax audits in multiple foreign jurisdictions approximating $32.5 and the expiration of foreign statutes of limitation, partially offset by the negative impact associated with the tax expense associated with the planned intercompany transfer of certain license agreements utilized substantially in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized. Cash paid during the quarter for income taxes of $43.4 and $32.0, represents 23.9% and 19.2% of Adjusted income before income taxes for the three months ended December 31, 2014 and 2013, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended December 31, 2014, net income attributable to Coty Inc. increased 52%, or $42.9, to $125.4, from $82.5 in the three months ended December 31, 2013. This increase primarily reflects higher operating income and lower tax expense, partially offset by higher interest expense, net as described above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2014	2013	Change %
Reported Net Income Attributable to Coty Inc.	$125.4	$82.5	52%
% of Net revenues	10.0%	6.2%
Adjustments to Reported Operating Income (a)	17.2	39.8	(57%)
Adjustments to noncontrolling interest expense (b)	0.4	—	N/A
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	20.2	(11.0)	>100%
Adjusted Net Income Attributable to Coty Inc.	$163.2	$111.3	47%
% of Net revenues	13.0%	8.4%
Per Share Data
Adjusted weighted-average common shares
Basic	353.4	384.4
Diluted	362.6	393.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.46	$0.29
Diluted	0.45	0.28

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
Noncontrolling interest expense associated with the refinement of estimates related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market. Included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

NET REVENUES

In the six months ended December 31, 2014, net revenues decreased 2%, or $59.5, to $2,441.9 from $2,501.4 in the six months ended December 31, 2013. The decrease was primarily the result of a negative foreign currency exchange translations impact of 2%. Unit volume in the six months ended December 31, 2014 was consistent with unit volume in the six months ended December 31, 2013, and price and mix impact was immaterial. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations and the discontinuation of TJoy and China Optimization, total net revenues in the six months ended December 31, 2014 were consistent with total net revenues in the six months ended December 31, 2013, reflecting a unit volume increase of 1% and a negative price and mix impact of 1%. The impact to net revenues from the discontinuation of TJoy and China Optimization negatively affected primarily our Skin & Body Care segment in Asia Pacific.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2014	2013	Change %
NET REVENUES
Fragrances	$1,332.6	$1,387.4	(4%)
Color Cosmetics	684.6	645.7	6%
Skin & Body Care	424.7	468.3	(9%)
Total	$2,441.9	$2,501.4	(2%)

Fragrances

In the six months ended December 31, 2014, net revenues of Fragrances decreased 4%, or $54.8, to $1,332.6 from $1,387.4 in the six months ended December 31, 2013. The decrease was primarily the result of a negative price and mix impact of 9% and a negative foreign currency exchange translations impact of 2%, partially offset by an increase in unit volume of 7%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 2%. The decrease in the segment reflects lower net revenues from existing celebrity brands that are later in their lifecycles, in part reflecting pressure in the mass fragrance market, and a decline in Roberto Cavalli, reflecting lower new launch activity in the six months ended December 31, 2014 relative to the strong contribution from new launches in the six months ended December 31, 2013. Also contributing to the decline in the segment were lower net revenues from Vera Wang and Davidoff. Partially offsetting the decrease in the segment were higher net revenues from power brands Chloé and Marc Jacobs in part due to the new launches of Chloé Love Story and Marc Jacobs Daisy Dream, along with incremental net revenues from recently launched Enrique Iglesias Adrenaline and Vespa. Results for Calvin Klein were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Calvin Klein increased in part due to incremental net revenues from new launches Calvin Klein Reveal and Calvin Klein Endless Euphoria. The negative price and mix impact primarily reflects higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market, driven by a change in our distribution model. Also contributing to the negative price and mix was an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment.

Color Cosmetics

In the six months ended December 31, 2014, net revenues of Color Cosmetics increased 6%, or $38.9, to $684.6 from $645.7 in the six months ended December 31, 2013. The increase in the segment was primarily the result of a positive price and mix impact of 6% and an increase in unit volume of 2%, partially offset by a negative foreign currency exchange translations impact of 2%. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 8%. Higher net revenues were primarily driven by strong growth in Rimmel and Sally Hansen. The increase in Rimmel primarily reflects incremental net revenues from new launches such as Rimmel Wonder'full mascara and Rimmel Provocalips liquid lipstick along with growth from existing brands, such as Rimmel Lasting Finish foundation. Higher net revenues from Sally Hansen were primarily driven by the success of new launch Sally Hansen Miracle Gel. Results for OPI were consistent with the prior year period as an increase in net revenues from international subsidiaries, in part reflecting incremental net revenues following the acquisition of a U.K. distributor and higher net revenues in Australia, were offset by a decline in the U.S. retail channel driven by lower net revenues of Nicole by OPI. The positive price and mix impact for the segment primarily reflects the new launch of Sally Hansen Miracle Gel and a change in the OPI international distribution model in the U.K. and Australia, all of which positively contributed to the segment average price point.

Skin & Body Care

In the six months ended December 31, 2014, net revenues of Skin & Body Care decreased 9%, or $43.6, to $424.7 from $468.3 in the six months ended December 31, 2013. The decrease in the segment was primarily the result of a decline in unit volume of 6% and a negative foreign currency exchange translations impact of 3%. The discontinuation of TJoy and China Optimization negatively impacted net revenues growth by 1%, contributing 2% to the unit volume decline and positively impacted price and mix by 1%. Excluding the negative impact of foreign currency exchange translations and the impact to net revenues from the discontinuation of TJoy and China Optimization, net revenues of Skin & Body Care decreased 5%. The decrease in the segment was primarily driven by lower net revenues from adidas and Playboy. Lower net revenues from adidas primarily reflect a change in our distribution model in China, a decline in the U.S. primarily related to lower holiday orders and reduced shelf space at a key retailer in the six months ended December 31, 2014 compared to the six months ended December 31, 2013, difficult trading conditions in Africa and declining net revenues in existing product lines. Partially offsetting these declines in adidas were incremental net revenues in Brazil, due to the new commercial partnership with Avon, and incremental net revenues from new launch adidas UEFA Champions League Edition and a special World Cup edition product line. The decline in Playboy was primarily driven by declining net revenues in existing product lines and lower net revenues in the U.S. related to reduced shelf space at select retailers and lower holiday orders in the six months ended December 31, 2014 compared to the six months ended December 31, 2013, partially offset by incremental net revenues from new launches Playboy #Generation for Him, Playboy #Generation for Her, Playboy Play It Pin Up and Playboy VIP for Him Black and growth in Brazil, due to the new commercial partnership with Avon. Partially offsetting the decrease in the segment were higher net revenues from philosophy primarily reflecting strong growth in Asia Pacific, in part due to expanded distribution, and higher net revenues in the U.S. retail channel.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Six Months Ended December 31,
(in millions)	2014	2013	Change %
NET REVENUES
Americas	$896.2	$929.9	(4%)
EMEA	1,249.4	1,269.7	(2%)
Asia Pacific	296.3	301.8	(2%)
Total	$2,441.9	$2,501.4	(2%)

Americas

In the six months ended December 31, 2014, net revenues in the Americas decreased 4%, or $33.7, to $896.2 from $929.9 in the six months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 1%, net revenues in the Americas decreased 3% primarily driven by lower net revenues in the U.S. and Canada, partially offset by strong growth in Brazil due to incremental net revenues resulting from the new commercial partnership with Avon. The decline in the U.S. was primarily driven by lower net revenues of Fragrances, in part due to lower net revenues from existing celebrity brands that are later in their lifecycles, Vera Wang, Davidoff and Nautica, along with lower net revenues of OPI, as described under “Net Revenues by Segment—Color Cosmetics” above, and of adidas and Playboy, in part due to reduced shelf space at select retailers in the U.S and lower holiday orders in the six months ended December 31, 2014 compared to the six months ended December 31, 2013. Partially offsetting the decline in the U.S. were higher net revenues of power brands Sally Hansen, Rimmel and Marc Jacobs, in part reflecting the success of new launches. Lower net revenues in Canada were primarily driven by a decline in the Fragrances segment.

EMEA

In the six months ended December 31, 2014, net revenues in EMEA decreased 2%, or $20.3, to $1,249.4 from $1,269.7 in the six months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 4%, net revenues in EMEA increased 2%. Generating growth in the region was the U.K., our new subsidiary in South Africa and the Middle East, where we have benefited from our new U.A.E. joint venture. Growth in the U.K. primarily reflects a strong increase in Color Cosmetics, driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel, along with the positive impact of foreign currency translations resulting from the improvement of the British Pound exchange rate. Net revenues in Russia, Southern Europe and Germany declined due to the negative impact of foreign currency exchange translations, however excluding the impact of foreign currency exchange translations, these countries generated growth. Net revenues in Eastern Europe were consistent with the prior year, primarily reflecting the negative impact of foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues growth in Eastern Europe was strong.

Asia Pacific

In the six months ended December 31, 2014, net revenues in Asia Pacific decreased 2%, or $5.5, to $296.3 from $301.8 in the six months ended December 31, 2013. Excluding the negative impact of foreign currency exchange translations of 2% and the impact to net revenues from the discontinuation of TJoy and China Optimization of 2%, net revenues in Asia Pacific increased 2% primarily driven by growth in Australia, Hong Kong, Southeast Asia and our travel retail business. Net revenues in Australia, our largest market in the region, were driven by growth in Color Cosmetics reflecting incremental net revenues from OPI and growth in Sally Hansen and Rimmel, partially offset by the negative impact of foreign currency exchange translations. Growth in Hong Kong, Southeast Asia and our travel retail business primarily reflect higher net revenues from Fragrances sold through the prestige distribution channel and strong growth in philosophy, in part due to expanded distribution. Results in the region were adversely impacted by lower net revenues in China. The decline in China was primarily driven by lower net revenues from adidas, in part due to the change in our distribution model, and by the discontinuation of TJoy.

COST OF SALES

In the six months ended December 31, 2014, cost of sales decreased 3%, or $30.2, to $991.1 from $1,021.3 in the six months ended December 31, 2013. Cost of sales as a percentage of net revenues decreased to 40.6% in the six months ended December 31, 2014 from 40.8% in the six months ended December 31, 2013, resulting in a gross margin improvement of approximately 20 basis points. The increase in gross margin includes the impact of the revaluation of inventory buyback associated with the conversion from distributor to subsidiary distribution model in a select emerging market. Excluding this impact, gross margin improved approximately 30 basis points primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales, partially offset by the negative impact of higher customer discounts and allowances necessary to compete in the difficult market environment, reported in net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the six months ended December 31, 2014, selling, general and administrative expenses decreased 6%, or $62.3, to $1,057.1 from $1,119.4 in the six months ended December 31, 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 43.3% in the six months ended December 31, 2014 from 44.7% in the six months ended December 31, 2013. This decrease of approximately 140 basis points includes a reduction of approximately 170 basis points primarily related to lower real estate consolidation program costs, acquisition-related costs and share-based compensation expense adjustment. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses decreased 2%, or $18.6, to $1,049.0 from $1,067.6 in the six months ended December 31, 2013 and increased as a percentage of net revenues to 43.0% from 42.7%. This increase of 30 basis points primarily reflects higher advertising and consumer promotion spending as a percentage of net revenues, reflecting our commitment to invest behind our power brands. Administrative costs in the six months ended December 31, 2014 decreased compared to the six months ended December 31, 2013, reflecting costs savings resulting from our Organizational Redesign and China Optimization programs, lower discretionary costs reflecting our focus on cost containment in developed markets and the positive impact of foreign currency exchange translations, partially offset by higher accruals related to the management incentive program.

OPERATING INCOME

In the six months ended December 31, 2014, operating income decreased 2%, or $5.3, to $303.8 from $309.1 in the six months ended December 31, 2013. Operating margin, or operating income as a percentage of net revenues, of 12.4% in the six months ended December 31, 2014 was consistent with 12.4% in the six months ended December 31, 2013 and reflects approximately 140 basis points related to lower selling, general and administrative expenses, approximately 30 basis points related to lower amortization expense primarily due to the impairment of the TJoy trademark and customer relationships and approximately 20 basis points related to lower cost of sales, partially offset by higher restructuring costs of approximately 190 basis points.

Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2014	2013	Change %
OPERATING INCOME (LOSS)
Fragrances	$266.0	$279.2	(5%)
Color Cosmetics	82.5	70.5	17%
Skin & Body Care	18.8	19.7	(5%)
Corporate	(63.5)	(60.3)	(5%)
Total	$303.8	$309.1	(2%)

Fragrances

In the six months ended December 31, 2014, operating income for Fragrances decreased 5%, or $13.2, to $266.0 from $279.2 in the six months ended December 31, 2013. The decrease in operating income reflects lower net revenues. Operating margin decreased to 20.0% of net revenues in the six months ended December 31, 2014 as compared to 20.1% in the six months ended December 31, 2013, primarily driven by higher cost of sales as a percentage of net revenues partially offset by lower selling, general and administrative expenses as a percentage of net revenues.

Color Cosmetics

In the six months ended December 31, 2014, operating income for Color Cosmetics increased 17%, or $12.0, to $82.5 from $70.5 in the six months ended December 31, 2013. The increase in operating income primarily reflects higher net revenues and improvement in operating margin. Operating margin increased to 12.1% of net revenues in the six months ended December 31, 2014 as compared to 10.9% in the six months ended December 31, 2013, primarily reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Skin & Body Care

In the six months ended December 31, 2014, operating income for Skin & Body Care decreased 5%, or $0.9, to $18.8 from $19.7 in the six months ended December 31, 2013. Operating margin increased to 4.4% of net revenues in the six months ended December 31, 2014 as compared to 4.2% in the six months ended December 31, 2013, and includes charges related to China Optimization.

Excluding charges related to China Optimization, operating income increased 4%, or $0.8, to $20.5 from $19.7 in the six months ended December 31, 2013. Operating margin increased to 4.8% of net revenues in the six months ended December 31, 2014 as compared to 4.2% in the six months ended December 31, 2013, primarily driven by lower amortization expense and selling, general and administrative expenses as percentages of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the six months ended December 31, 2014, operating loss for Corporate was $63.5 compared to $60.3 in the six months ended December 31, 2013, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Six Months Ended December 31,
(in millions)	2014	2013	Change %
Reported Operating Income	$303.8	$309.1	(2%)
% of Net revenues	12.4%	12.4%
Restructuring and other business realignment costs	56.4	9.2	>100%
Acquisition-related costs	5.0	17.5	(71%)
Share-based compensation expense adjustment	2.8	13.4	(79%)
China Optimization	0.7	—	N/A
Public entity preparedness costs	—	1.2	(100%)
Real estate consolidation program costs	(0.7)	19.0	<(100%)
Total adjustments to Reported Operating Income	64.2	60.3	6%
Adjusted Operating Income	$368.0	$369.4	—%
% of Net revenues	15.1%	14.8%

In the six months ended December 31, 2014, Adjusted Operating Income decreased $1.4, to $368.0 from $369.4 in the six months ended December 31, 2013. Adjusted operating margin increased to 15.1% of net revenues in the six months ended December 31, 2014 as compared to 14.8% in the six months ended December 31, 2013, driven by lower cost of sales and amortization expense, partially offset by higher selling, general and administrative expenses, as described under “Selling,

General and Administrative Expenses” above. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 1%.

Restructuring and Other Business Realignment Costs

In the six months ended December 31, 2014, we incurred restructuring and other business structure realignment costs of $56.4.

•	We incurred restructuring costs of $52.5, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relates to the Organizational Redesign.

•
We incurred business structure realignment costs of $3.9 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2013, we incurred restructuring and other business structure realignment costs of $9.2.

•
We incurred restructuring costs of $6.3, included in restructuring costs in the Condensed Consolidated Statements of Operations, primarily related to the Productivity Program which targeted the integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

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

Acquisition-Related Costs

In the six months ended December 31, 2014, we incurred costs of $5.0 related to the revaluation of inventory buyback associated with the conversion from distributor to subsidiary distribution model in a select emerging market of $3.4, included in cost of sales in the Condensed Consolidated Statements of Operations and transaction-related costs incurred in connection with a contemplated acquisition of $1.6, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $2.8 and $13.4 in the six months ended December 31, 2014 and 2013, respectively. The decrease in the share-based compensation expense adjustment primarily reflects an increase in the expected forfeiture rate reflecting the impact of our recent Organizational Redesign and the impact of the vesting of special incentive awards associated with our initial public offering.

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

China Optimization

In the six months ended December 31, 2014, we incurred costs of $0.7 related to China Optimization, which consisted of costs of $1.7 in the Skin & Body Care segment and income of $1.0 in the Color Cosmetics segment. China Optimization costs primarily reflect refinement in estimates and miscellaneous costs associated with the program.

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

Real Estate Consolidation Program Costs

In the six months ended December 31, 2014, we incurred $0.7 of income related to the refinement of lease loss expense estimates in connection with the consolidation of real estate in New York, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2013, we incurred $19.0 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $8.9 of lease loss expense, $4.6 of depreciation and $4.2 of duplicative rent expense, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

In all reported periods, all real estate consolidation program costs were reported in Corporate.

INTEREST EXPENSE, NET

In the six months ended December 31, 2014, interest expense, net was $38.7 as compared with $34.1 in the six months ended December 31, 2013. This increase is primarily due to an increase in foreign exchange expense of $2.7, net of derivative foreign exchange contracts, higher year-over-year average debt balances for which we incurred an additional $0.9 in interest expense, and an increase in amortization of deferred financing costs of $0.6 due to the credit facility amendment completed during the first quarter of fiscal 2015.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the three months ended September 30, 2014, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “—Financial Condition—Liquidity and Capital Resources” below.

INCOME TAXES

The effective income tax rate for the six months ended December 31, 2014 and 2013 was 13.9% and 29.0%, respectively. The variations in the effective tax rates from the prior year period to the current year period were primarily due to the positive impacts associated with decrease in the reserve for unrecognized tax benefits, the settlement of tax audits in multiple foreign jurisdictions for approximately $34.4 during the six months ended December 31, 2014 and the expiration of foreign statutes of limitation, partially offset by the negative impact associated with the tax expense associated with the planned intercompany transfer of certain license agreements utilized substantially in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$176.0	$24.4	13.9%	$275.2	$79.9	29.0%
Adjustments to Reported Operating Income (a)	64.2	9.1		60.3	16.7
Other adjustments (b)	88.8	12.5		—	—
Adjusted Income Before Income Taxes	$329.0	$46.0	14.0%	$335.5	$96.6	28.8%

(a)	See “Overview—Non-GAAP Financial Measures” for further information.

(b)
See “Reconciliation of Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The adjusted effective tax rate was 14.0% compared to 28.8% in the prior-year period. The differences were primarily due to the positive impacts associated with a decrease in the accrual for unrecognized tax benefits, the settlement of tax audits in multiple foreign jurisdictions approximating $34.4 and the expiration of foreign statutes of limitation, partially offset by the negative impact associated with the tax expense associated with the planned intercompany transfer of certain license agreements utilized substantially in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized. Cash paid during the six months ended December 31, 2014 and 2013, for income taxes of $70.0 and $49.7, represents 21.3% and 14.8% of Adjusted income before income taxes for the nine months ended, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the six months ended December 31, 2014, net income attributable to Coty Inc. decreased 23%, or $40.0, to $136.0, from $176.0 in the six months ended December 31, 2013. This decrease primarily reflects lower operating income, higher interest expense, net and loss on early extinguishment of debt, partially offset by lower tax expense as described above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2014	2013	Change %
Reported Net Income Attributable to Coty Inc.	$136.0	$176.0	(23%)
% of Net revenues	5.6%	7.0%
Adjustments to Reported Operating Income (a)	64.2	60.3	6%
Loss on early extinguishment of debt (b)	88.8	—	N/A
Adjustments to noncontrolling interest expense (c)	(1.2)	—	N/A
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(21.6)	(16.7)	(29%)
Adjusted Net Income Attributable to Coty Inc.	$266.2	$219.6	21%
% of Net revenues	10.9%	8.8%
Per Share Data
Adjusted weighted-average common shares
Basic	353.8	384.2
Diluted	363.5	393.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.75	$0.57
Diluted	0.73	0.56

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Loss on early extinguishment of debt associated with repurchase of our Senior Notes. Included in loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(c)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market. Included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2014, we had cash and cash equivalents of $1,203.2 compared with $1,238.0 at June 30, 2014.

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

Debt

	December 31, 2014	June 30, 2014
Short-term debt	$28.9	$18.8
Credit Agreement due September 2015	600.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,875.0	1,875.0
Revolving Loan Facility	900.0	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and long-term capital lease obligations	1.2	0.2
Total debt	3,405.1	3,293.5
Less: Short-term debt and current portion of long-term debt	(691.6)	(33.4)
Total Long-term debt	$2,713.5	$3,260.1

Short-Term Debt

On September 29, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provides for a term loan of $600.0 and expires on September 28, 2015 at which time it is payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement are based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement may range from 0.0% to 1.75% based on the

Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The applicable spread on the borrowings under the 2014 Credit Agreement in effect as of December 31, 2014 was 1.50%. The 2014 Credit Agreement also contains affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as disclosed below. We used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date (the “Note Repurchase”) as described below. Deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.

Coty Inc. Credit Facility

On September 29, 2014, we entered into an Amendment (the “2014 Amendment”) to our existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement”). The 2014 Amendment permits us to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. During the three months ended September 30, 2014, we recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment. As of December 31, 2014, we had $350.0 available for borrowings under the 2013 Credit Agreement, as amended.

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

Cash Flows

	Six Months Ended December 31,
	2014	2013
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$355.0	$447.3
Net cash used in investing activities	(89.5)	(141.1)
Net cash used in financing activities	(210.8)	(106.1)

Net cash provided by operating activities

Net cash provided by operating activities was $355.0 and $447.3 for the six months ended December 31, 2014 and 2013, respectively.  The decrease in operating cash inflows of $92.3 is primarily due to lower cash related net income of $63.6 and an increase in net working capital of $72.0, partially offset by a decrease in cash outflows from noncurrent assets of $31.6 primarily driven by a one-time prepayment made to a licensor in the six months ended December 31, 2013.

Net cash used in investing activities

Net cash used in investing activities was $89.5 and $141.1 for the six months ended December 31, 2014 and 2013, respectively. The decrease in cash outflows is primarily driven by the prior year payment of $25.0 related to business combinations during the six months ended December 31, 2013 compared to $0.6 in the current year, the cash receipt of $14.1 from the sale of TJoy assets during the six months ended December 31, 2014 and lower capital expenditures of $13.5 during the six months ended December 31, 2014.

Net cash used in financing activities

Net cash used in financing activities was $210.8 and $106.1 for the six months ended December 31, 2014 and 2013, respectively. The increase in financing cash outflows of $104.7 during the six months ended December 31, 2014 is primarily attributable to the repurchase of Senior Notes and related make-whole payments of $584.6, the repurchase of common stock of $149.2, the repurchase of common stock from Mr. Scannavini of $42.0 and payment of $14.9 for the purchase of additional redeemable noncontrolling interests, partially offset by short term debt borrowings of $600.0, higher inflows of $18.6 from the issuance of common stock and $12.5 from the issuance common stock to Mr. Scannavini and lower distributions to noncontrolling interest of $10.1 due to proceeds from noncontrolling interest of $1.8 in fiscal 2015 and distribution to noncontrolling interest of $8.3 in fiscal 2014.

Dividends

On September 16, 2014, we announced a cash dividend of $0.20 per share, or $71.9 on our Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2014. The remaining $0.9 is payable upon settlement of RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2014. Total accrued dividends on unvested RSUs of $1.7 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2014.

Share Repurchase

In connection with our Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014, we repurchased 7.6 million shares of our Class A Common Stock during the three months ended December 31, 2014. The shares were purchased in multiple transactions at prices ranging from $18.30 to $20.90. The fair value of all shares repurchased was $149.2 and was reflected as an increase to Treasury stock in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On September 29, 2014, we entered into an agreement with Mr. Scannavini, our former Chief Executive Officer in connection with his resignation. The agreement required that we purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, we purchased 2.4 million shares of its Class A Common Stock for $42.0 and reflected as an increase to Treasury stock in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the three months ended December 31, 2014.

Commitments and Contingencies

We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, we exercised our Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest, which we intend to consummate on June 30, 2015. We estimate that we will pay approximately $12.8 for this 14%.

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

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $4.1 and $3.6 as of December 31, 2014 and June 30, 2014, respectively.

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

As of December 31, 2014, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2014 Form 10-K, aside from the changes in our Segments as discussed in Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

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

Our management, with the participation of our interim Chief Executive Officer (the “ interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In July 2014, we entered into a tolling agreement with the Office of Antiboycott Compliance, Bureau of Industry and Security, United States Department of Commerce (“OAC”) extending the statute of limitations on the OAC’s investigation until December 31, 2014. In December 2014, we entered into a second tolling agreement with the OAC to further extend the statute of limitations of the investigation through and including June 30, 2015.

In September 2014, we filed a motion to dismiss the consolidated class action complaint captioned In re Coty Inc. Securities Litigation (the “Securities Complaint”). The plaintiffs were permitted to further amend the Securities Complaint in October 2014. At the court’s direction, the parties continued to brief the motion to dismiss following the October 2014 amendment of that complaint, and briefing was completed in December 2014. The motion to dismiss remains under judicial consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended December 31, 2014. No Class B Common Stock shares were repurchased during this period.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (c)
October 1, 2014 - October 31, 2014	774,825 (e)	$17.2140	—	300,000,000
November 1, 2014 - November 30, 2014	4,800,875 (e)	$18.5967	3,134,000 (d)	239,413,229.55
December 1, 2014 - December 31, 2014	4,432,027	$20.0018	4,432,027 (d)	150,764,667.23
Total	10,007,727	$19.1119	7,566,027	$150,764,667.23

(a) During the three months ended December 31, 2014, we repurchased 10,007,727 shares of Class A Common Stock for approximately $191.3 million.
(b) Includes fees and commissions.
(c) Excludes fees and commissions.
(d) These shares of Class A Common Stock were purchased for approximately $149.2 million under our $400.0 million share repurchase program (the “Repurchase Program”) publicly announced on February 14, 2014 and June 3, 2014. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. As of December 31, 2014, approximately $150.8 million of authorized purchases remained under the Repurchase Program.
(e) 2,441,700 shares of Class A Common Stock were purchased pursuant to the Settlement and Release Agreement, dated September 29, 2014, among Coty Italia S.p.A., Coty Inc. and Michele Scannavini at a price equal to $17.2140 per share, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over the five business days immediately preceding September 29, 2014.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.48		Release and Settlement Agreement, dated December 17, 2014, between Coty Geneva S.A. Versoix and Catia Cesari
21.1		List of significant subsidiaries
31.1		Certification of Chief Executive Officer, pursuant to Rules 13a-14(a)
31.2		Certification of Chief Financial Officer, pursuant to Rules 13a-14(a)
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COTY INC.

Date: February 5, 2015	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)