Form 10-Q
period 2015-03-31
COTY INC.
filed 2015-05-07
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

At May 5, 2015, 98,198,818 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,088,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues	$933.8	$1,008.7	$3,375.7	$3,510.1
Cost of sales	351.8	395.6	1,342.9	1,416.9
Gross profit	582.0	613.1	2,032.8	2,093.2
Selling, general and administrative expenses	445.3	543.2	1,502.4	1,662.6
Amortization expense	18.1	21.1	55.5	66.4
Restructuring costs	3.9	3.9	56.4	10.2
Asset impairment charges	—	316.9	—	316.9
Operating income (loss)	114.7	(272.0)	418.5	37.1
Interest expense, net	17.6	17.3	56.3	51.4
Loss on early extinguishment of debt	—	—	88.8	—
Other income, net	(0.5)	(2.1)	(0.2)	(2.3)
Income (loss) before income taxes	97.6	(287.2)	273.6	(12.0)
Provision (benefit) for income taxes	15.4	(40.5)	39.8	39.4
Net income (loss)	82.2	(246.7)	233.8	(51.4)
Net income attributable to noncontrolling interests	2.9	3.4	14.0	14.5
Net income attributable to redeemable noncontrolling interests	3.8	3.2	8.3	11.4
Net income (loss) attributable to Coty Inc.	$75.5	$(253.3)	$211.5	$(77.3)
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.22	$(0.66)	$0.60	$(0.20)
Diluted	0.21	(0.66)	0.59	(0.20)
Weighted-average common shares outstanding:
Basic	344.7	384.0	350.9	384.1
Diluted	354.8	384.0	360.7	384.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$82.2	$(246.7)	$233.8	$(51.4)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(126.8)	0.8	(260.8)	59.9
Net unrealized derivative gains (losses) on cash flow hedges, net of taxes of $(0.9) and $0.1, and $(3.3) and $ 0.3 during the three months and nine months ended, respectively	3.9	(0.5)	18.5	(1.9)
Pension and other post-employment benefits, net of tax of nil and $(0.4), and $0.1 and $(0.2) during both the three and nine months ended, respectively	—	—	(0.2)	0.4
Total other comprehensive (loss) income, net of tax	(122.9)	0.3	(242.5)	58.4
Comprehensive income (loss)	(40.7)	(246.4)	(8.7)	7.0
Comprehensive income attributable to noncontrolling interests:
Net income	2.9	3.4	14.0	14.5
Foreign currency translation adjustment	(0.4)	—	(1.0)	—
Total comprehensive income attributable to noncontrolling interests	2.5	3.4	13.0	14.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.8	3.2	8.3	11.4
Foreign currency translation adjustment	—	0.1	(0.3)	(0.2)
Total comprehensive income attributable to redeemable noncontrolling interests	3.8	3.3	8.0	11.2
Comprehensive (loss) attributable to Coty Inc.	$(47.0)	$(253.1)	$(29.7)	$(18.7)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,144.1	$1,238.0
Trade receivables—less allowances of $16.4 and $16.7, respectively	610.5	664.8
Inventories	513.4	617.4
Prepaid expenses and other current assets	171.5	201.2
Deferred income taxes	57.5	63.4
Total current assets	2,497.0	2,784.8
Property and equipment, net	473.6	540.3
Goodwill	1,319.5	1,342.8
Other intangible assets, net	1,740.4	1,837.1
Deferred income taxes	7.6	11.4
Other noncurrent assets	70.0	76.1
TOTAL ASSETS	$6,108.1	$6,592.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$607.9	$810.2
Accrued expenses and other current liabilities	610.8	723.6
Short-term debt and current portion of long-term debt	35.5	33.4
Income and other taxes payable	30.6	29.4
Deferred income taxes	0.4	0.7
Total current liabilities	1,285.2	1,597.3
Long-term debt	3,550.9	3,260.1
Pension and other post-employment benefits	235.1	272.5
Deferred income taxes	261.2	273.3
Other noncurrent liabilities	161.6	228.7
Total liabilities	5,494.0	5,631.9
COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS	85.7	106.2
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; none issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 133.1 and 125.1 issued, respectively and 82.4 and 90.2 outstanding, respectively at March 31, 2015 and June 30, 2014	1.3	1.2
Class B Common Stock, $0.01 par value; 262.3 and 263.7 shares authorized, issued and outstanding respectively, at March 31, 2015 and June 30, 2014	2.6	2.6
Additional paid-in capital	1,921.1	1,926.9
Accumulated deficit	(214.9)	(426.4)
Accumulated other comprehensive loss	(326.6)	(85.1)
Treasury stock—at cost, shares: 50.7 at March 31, 2015 and 34.9 at June 30, 2014	(880.5)	(575.4)
Total Coty Inc. stockholders’ equity	503.0	843.8
Noncontrolling interests	25.4	10.6
Total equity	528.4	854.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,108.1	$6,592.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2015
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Conversion of Class B to Class A Common Stock	1.4	—	(1.4)	—						—		—
Purchase of Class A Common Stock					—			13.4	(263.1)	(263.1)		(263.1)
Reclassification of common stock and stock options to liability					(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC					29.5					29.5		29.5
Exercise of former CEO stock options	1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO								2.4	(42.0)	(42.0)		(42.0)
Exercise of employee stock options and restricted stock units	5.2	0.1			44.4					44.5		44.5
Share-based compensation expense					5.9					5.9		5.9
Dividends ($0.20 per common share)					(71.6)					(71.6)		(71.6)
Net income						211.5				211.5	14.0	225.5	8.3
Other comprehensive loss							(241.5)			(241.5)	(1.0)	(242.5)	(0.3)
Distribution to noncontrolling interests, net											1.8	1.8	(5.0)
Dividend payable to redeemable noncontrolling interest holder													(4.3)
Redeemable noncontrolling interest purchase													(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					3.0					3.0		3.0	(3.0)
BALANCE—March 31, 2015	133.1	$1.3	262.3	$2.6	$1,921.1	$(214.9)	$(326.6)	50.7	$(880.5)	$503.0	$25.4	$528.4	$85.7

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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233.8	$(51.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.6	188.2
Asset impairment charges	—	316.9
Deferred income taxes	(7.4)	(20.0)
Provision for bad debts	1.6	3.6
Provision for pension and other post-employment benefits	15.7	13.9
Share-based compensation	5.9	35.7
Gain on sale of asset	(7.2)	—
Loss on early extinguishment of debt	88.8	—
Foreign exchange effects	28.3	16.9
Other	5.0	(1.4)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(34.0)	(33.4)
Inventories	36.7	33.9
Prepaid expenses and other current assets	20.1	(28.7)
Accounts payable	(82.1)	3.1
Accrued expenses and other current liabilities	(32.0)	14.3
Tax accruals	(42.7)	(5.1)
Other noncurrent assets	5.3	(32.1)
Other noncurrent liabilities	(20.2)	(11.3)
Net cash provided by operating activities	388.2	443.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135.0)	(165.2)
Payments for business combinations	(0.6)	(29.5)
Additions of goodwill	(30.0)	(30.0)
Proceeds from sale of asset	14.4	0.4
Net cash used in investing activities	(151.2)	(224.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	637.5	21.9
Repayments of short-term debt, original maturity more than three months	(631.4)	(42.4)
Net proceeds from short-term debt, original maturity less than three months	14.0	(11.4)
Proceeds from revolving loan facilities	768.5	588.5
Repayments of revolving loan facilities	(590.5)	(442.5)
Proceeds from term loan	800.0	—
Repayments of term loans	(200.0)	—
Proceeds from issuance of long-term debt	0.9	—
Repayment of Senior Notes	(584.6)	—
Dividend Payment	(71.0)	(76.9)
Net proceeds from issuance of Common Stock	44.5	12.2
Net proceeds from issuance of Common Stock to former CEO	12.5	—
Purchase of Class A Common Stock from former CEO	(42.0)	—
Payments for purchases of Common Stock held as Treasury Stock	(263.1)	(67.9)
Net (payments) proceeds from foreign currency contracts	(27.5)	4.1
Payment for business combinations – contingent consideration	(0.8)	(1.1)
Proceeds from mandatorily redeemable noncontrolling interests	—	3.8
Proceeds from noncontrolling interests	1.8	—
Distributions to noncontrolling interests	—	(8.4)
Purchase of additional noncontrolling interests	(14.9)	(4.4)
Distributions to redeemable noncontrolling interests	(5.0)	(7.6)
Payment of deferred financing fees	(11.2)	(0.5)
Net cash used in financing activities	(162.3)	(32.6)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(168.6)	40.6
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93.9)	226.8
CASH AND CASH EQUIVALENTS—Beginning of period	1,238.0	920.4
CASH AND CASH EQUIVALENTS—End of period	$1,144.1	$1,147.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$49.8	$40.5
Cash paid during the year for income taxes, net of refunds received	83.2	59.3
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$27.3	$32.9

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2014. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2015.
Related Parties
During the first quarter of fiscal 2015, JAB Holdings B.V. (“JAB”) transferred all of its Coty Inc. Class B shares to JAB Cosmetics B.V. (“JABC”). As of March 31, 2015, the Company is a majority-owned subsidiary of JABC. Lucresca SE, Agnaten SE and JAB indirectly control JABC and the shares of the Company held by JABC.
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
Tax Information
The effective income tax rate for the three months ended March 31, 2015 and 2014 was 15.8% and 14.1%, respectively. The variation in the effective tax rate related to the three months ended March 31, 2015 was primarily due to the negative impact of a partial valuation allowance established for excess U.S. net deferred tax assets offset by the positive impacts of the decrease in the accrual for unrecognized tax benefits. The variation in the effective tax rate related to the three months ended March 31, 2014 was primarily due to the negative impact of asset impairment charges with minimal tax benefits and the positive effects of the reversal of certain previously unrecognized tax benefits approximating 38.1.

The effective income tax rate for the nine months ended March 31, 2015 and 2014 was 14.5% and (328.3)%, respectively. The variation in the effective tax rates related to the nine months period ended March 31, 2015 was primarily due to the positive impacts of the  decrease in the accrual for unrecognized tax benefits, partially offset by the negative impact of a partial valuation allowance established for excess U.S. net deferred tax assets.  The variation in the effective tax rates related to the nine months period ended March 31, 2014 was primarily due to the negative impact  related to  asset impairment charges with minimal tax benefits.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses and (iv) valuation allowance changes.
As of March 31, 2015 and June 30, 2014, the gross amount of UTBs was $318.5 and $400.5, respectively. As of March 31, 2015, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $77.1. As of March 31, 2015 and June 30, 2014, the liability associated with UTBs, including accrued interest and penalties, was $90.3 and $159.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended March 31, 2015 and 2014 was $0.7 and $(3.8), and $(2.5) and $(1.4) for the nine months ended March 31, 2015 and 2014, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014 was $18.8 and $25.5, respectively. On the basis of the information available as of March 31, 2015, it is reasonably possible that a decrease of up to $3.1 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Issued Accounting Pronouncements
In February 2015, the FASB issued authoritative guidance on a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This amendment will be effective for the Company’s interim and annual financial statements for fiscal 2017 using either a modified retrospective, or a retrospective approach. The Company is evaluating the impact this amended guidance will have on the Company’s Condensed Consolidated Financial statements.
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment will be effective for the Company’s interim and annual financial statements for fiscal 2017 using a retrospective approach. The Company is evaluating the impact this amendment will have on the Company’s Condensed Consolidated Financial statements.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2015	2014	2015	2014
Net revenues:
Fragrances	$431.3	$476.1	$1,763.9	$1,863.5
Color Cosmetics	336.6	344.9	1,021.2	990.6
Skin & Body Care	165.9	187.7	590.6	656.0
Total	$933.8	$1,008.7	$3,375.7	$3,510.1
Operating income (loss):
Fragrances	$59.0	$54.5	$325.0	$333.7
Color Cosmetics	39.3	36.7	121.8	107.2
Skin & Body Care	21.8	(326.7)	40.6	(307.0)
Corporate	(5.4)	(36.5)	(68.9)	(96.8)
Total	$114.7	$(272.0)	$418.5	$37.1
Reconciliation:
Operating income (loss)	$114.7	$(272.0)	$418.5	$37.1
Interest expense, net	17.6	17.3	56.3	51.4
Loss on early extinguishment of debt	—	—	88.8	—
Other income, net	(0.5)	(2.1)	(0.2)	(2.3)
Income (loss) before income taxes	$97.6	$(287.2)	$273.6	$(12.0)
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2015	2014	2015	2014
Fragrances:
Designer	34.9%	35.4%	38.6%	38.9%
Lifestyle	6.4	7.2	7.6	7.7
Celebrity	4.9	4.6	6.0	6.5
Total	46.2%	47.2%	52.2%	53.1%
Color Cosmetics:
Nail Care	16.8%	15.8%	13.8%	12.9%
Other Color Cosmetics	19.2	18.4	16.5	15.3
Total	36.0%	34.2%	30.3%	28.2%
Skin & Body Care:
Body Care	8.9%	10.6%	11.2%	12.6%
Skin Care	8.9	8.0	6.3	6.1
Total	17.8%	18.6%	17.5%	18.7%
Total	100.0%	100.0%	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Organizational Redesign	$2.9	$—	$55.5	$—
China Optimization	(0.4)	—	(0.5)	—
Productivity Program	1.5	4.0	1.5	10.3
Other	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Total	$3.9	$3.9	$56.4	$10.2
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
The Company incurred $68.5 of restructuring costs as of March 31, 2015 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$9.1	$1.9	$11.0
Restructuring charges	57.5	1.8	59.3
Payments	(18.7)	(2.4)	(21.1)
Changes in estimates (a)	(3.8)	—	(3.8)
Effect of exchange rates	(5.2)	(0.1)	(5.3)
Payables	—	(1.0)	(1.0)
Balance—March 31, 2015	$38.9	$0.2	$39.1

(a)	The decrease in severance and employee benefits is primarily attributable to the retention of employees previously accrued and voluntary resignation of employees previously accrued.
The Company currently estimates that the total remaining accrual of $39.1 will result in cash expenditures of $10.4, $24.0, $4.0, and $0.7 in fiscal 2015, 2016, 2017, and 2018 respectively.
China Optimization
During the fourth quarter of fiscal 2014, the Company entered into a distribution agreement with a third-party distributor for certain of the Company’s brands sold through the mass distribution channel in China and announced the discontinuation of the Company’s TJoy brand. In conjunction with these events, the Company commenced implementation of restructuring of the Company’s mass business in China (“China Optimization”) that is expected to generate operating efficiencies. The Company anticipates that China Optimization will result in pre-tax restructuring costs of approximately $10.0, all of which will result in cash payments. The Company incurred $9.3 of restructuring costs as of March 31, 2015 in Corporate. The Company expects to complete all program activities during fiscal 2015, with the remaining costs primarily charged to Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Restructuring Costs
	Severance and Employee Benefits	Other Exit Costs	Total Restructuring Costs
Balance—July 1, 2014	$9.6	$0.2	$9.8
Restructuring charges	—	0.1	0.1
Payments	(8.5)	(0.1)	(8.6)
Changes in estimates	(0.6)	—	(0.6)
Effects of exchange rates	0.2	(0.2)	—
Balance—March 31, 2015	$0.7	$—	$0.7
The Company currently estimates that the total remaining restructuring accrual of $0.7 will primarily result in cash expenditures in fiscal 2016.

In October 2014, the Company agreed to sell certain TJoy assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. The agreement allowed the Company to continue using the facility through the completion of the sale in January 2015. As a result the Company recognized the gain of $7.2 offset by a $1.9 estimated real estate tax expense in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2015.

Additionally, during the three and nine months ended March 31, 2015, the Company recorded a change in estimate of $3.0 income and $2.7 income related to inventory obsolescence and sales returns respectively, recorded in connection with the China Optimization at June 30, 2014. These amounts are reflected in Cost of sales and Net revenues, respectively, in the Company’s Consolidated Statements of Income.
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
The Company anticipates implementing all project activities by fiscal 2016. The total charge associated with the Productivity Program is expected to be approximately $70.0 to $75.0. The Company incurred $41.0 of restructuring costs as of March 31, 2015 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$15.8	$0.2	$0.2	$16.2
Restructuring charges	2.1	—	0.2	2.3
Payments	(7.5)	—	(0.2)	(7.7)
Changes in estimates (a)	(0.8)	—	—	(0.8)
Effect of exchange rates	(1.1)	(0.2)	(0.1)	(1.4)
Balance—March 31, 2015	$8.5	$—	$0.1	$8.6

(a)	The decrease in severance and employee benefits is attributable to lower final settlements negotiated as well as the retention of employees previously accrued.
The Company currently estimates that the total remaining accrual of $8.6 will result in cash expenditures of approximately $2.6, $5.3, and $0.7 in fiscal 2015, 2016, and 2017 respectively.

5. INVENTORIES

Inventories as of March 31, 2015 and June 30, 2014 are presented below:

	March 31, 2015	June 30, 2014
Raw materials	$140.0	$189.3
Work-in-process	5.7	12.3
Finished goods	367.7	415.8
Total inventories	$513.4	$617.4

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
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
Goodwill
Goodwill as of March 31, 2015 and June 30, 2014 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross Balance at June 30, 2014	$751.9	$538.2	$693.5	$1,983.6
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at June 30, 2014	$751.9	$538.2	$52.7	$1,342.8

Changes during the period ended March 31, 2015:
Acquisition contingent payment (a)	$30.0	$—	$—	$30.0
Foreign currency translation	(32.0)	(20.9)	(0.4)	(53.3)
Reclassification (b)	(69.1)	—	69.1	—

Gross Balance at March 31, 2015	$680.8	$517.3	$762.2	$1,960.3
Accumulated Impairments	—	—	(640.8)	(640.8)
Net Balance at March 31, 2015	$680.8	$517.3	$121.4	$1,319.5

(a) Pursuant to the Company's fiscal 2006 acquisition of Unilever Cosmetics International, the Company is contractually obligated to make future annual contingent purchase price consideration payments for a 10-year period following the acquisition to the seller. Payments are based on contractually agreed upon sales targets and can range up to $30.0 per year. The Company paid $30.0 during the third quarter of both fiscal 2015 and 2014 for such contingent consideration.

(b) As a result of the Company’s Organizational Redesign program announced on July 9, 2014, a certain brand and its attributable goodwill of $69.1 was reclassified from the Fragrances segment to the Skin & Body Care segment. The Company calculated the fair value of the brand relative to the reporting unit using the same methodology utilized in the annual impairment analysis as discussed in the Fiscal 2014 Form 10-K.

Other Intangible Assets

Other intangible assets, net as of March 31, 2015 and June 30, 2014 are presented below:

	March 31, 2015	June 30, 2014
Indefinite-lived other intangible assets (a)	$1,155.2	$1,167.8
Finite-lived other intangible assets, net (b)	585.2	669.3
Total Other intangible assets, net	$1,740.4	$1,837.1

(a) Net of accumulated impairments of $(188.6) as of March 31, 2015 and June 30, 2014.

(b) Net of accumulated impairment of $(33.5) and $(21.0) related to the TJoy customer relationships and trademark, respectively, recorded in fiscal 2014.

The effect of foreign currency translation on the carrying amount of indefinite-lived intangible assets is $(12.6) as of March 31, 2015.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2014
License agreements	$835.0	$(490.8)	$—	$344.2
Customer relationships	510.8	(169.4)	(33.5)	307.9
Trademarks	125.8	(90.1)	(21.0)	14.7
Product formulations	31.8	(29.3)	—	2.5
Total	$1,503.4	$(779.6)	$(54.5)	$669.3
March 31, 2015
License agreements	$795.2	$(490.0)	$—	$305.2
Customer relationships (c)	487.0	(220.2)	—	266.8
Trademarks (c)	117.7	(106.5)	—	11.2
Product formulations	31.6	(29.6)	—	2.0
Total	$1,431.5	$(846.3)	$—	$585.2

(c) The cost, accumulated amortization and accumulated impairment related to the TJoy customer relationship and trademark was eliminated as of March 31, 2015.

Amortization expense totaled $18.1 and $21.1 for the three months ended March 31, 2015 and 2014 and $55.5 and $66.4 for the nine months ended March 31, 2015 and 2014.

7. DEBT

	March 31, 2015	June 30, 2014
Short-term debt	$32.9	$18.8
Credit Agreement due April 2018	800.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,675.0	1,875.0
Revolving Loan Facility	1,077.5	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and capital lease obligations	1.0	0.2
Total debt	3,586.4	3,293.5
Less: Short-term debt and current portion of long-term debt	(35.5)	(33.4)
Total Long-term debt	$3,550.9	$3,260.1
2015 Credit Agreement
On March 24, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the Bank of America, N.A., BNP Paribas, Credit Agriole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The Company used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding on its then-existing 2014 Credit Agreement, as defined below, and to repay $200.0 million of indebtedness outstanding on the existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement"). The 2015 Credit Agreement provides for a term loan of $800.0 million (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan (the “2013 Term Loan”) existing under the 2013 Credit Agreement, after giving effect to the 2015 Amendment as discussed below.
Rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2015 Credit Agreement could range from 0.125% to 1.875% based on the Company’s consolidated leverage ratio, as defined in the 2015 Credit Agreement. The applicable spread under the 2015 Credit Agreement in effect as of March 31, 2015 was 1.625%. The 2015 Credit Agreement also contained affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as discussed below. As of March 31, 2015, deferred financing fees of $3.1 were recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheet. Additionally, during the three months ended March 31, 2015, the Company recorded a write-off of $0.9 of deferred financing fees related to the repayment of $200.0 million of indebtedness outstanding on the 2013 Credit Agreement.
Coty Inc. Credit Facility
On September 29, 2014, the Company entered into an Amendment (the “2014 Amendment”) to its existing 2013 Credit Agreement. The 2014 Amendment permits the Company to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. As of September 30, 2014, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment.
On March 24, 2015, the Company entered into a further amendment (“2015 Amendment”) to the 2013 Credit Agreement. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits Coty to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015, subject to certain agreed step-downs thereafter. As of March 31, 2015, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2015 Amendment. As of March 31, 2015, the Company had $172.5 available for borrowings under the 2013 Credit Agreement.
2014 Credit Agreement
On September 29, 2014, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provided for a term loan of $600.0 scheduled to expire on September 28, 2015 at which time it was payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement were based on LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement could have ranged from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The Company used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date as described below. As of March 31, 2015, deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.
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

As of March 31, 2015, the Company is in compliance with all financial covenants within the Agreements.

8. INTEREST EXPENSE, NET

Interest expense, net for the three and nine months ended March 31, 2015 and 2014 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Interest expense	$18.4	$17.1	$55.2	$52.0
Foreign exchange (gains) losses, net of derivative contracts	(0.1)	1.4	3.6	2.5
Interest income	(0.7)	(1.2)	(2.5)	(3.1)
Total interest expense, net	$17.6	$17.3	$56.3	$51.4

9. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1.5	$1.5	$0.7	$0.7	$2.2	$2.2
Interest cost	0.8	0.8	1.2	1.3	1.0	1.0	3.0	3.1
Expected return on plan assets	(0.7)	(0.7)	(0.4)	(0.3)	—	—	(1.1)	(1.0)
Amortization of prior service credit	—	—	—	0.1	(0.1)	—	(0.1)	0.1
Amortization of net loss	0.5	0.3	0.9	0.5	—	—	1.4	0.8
Net periodic benefit cost	$0.6	$0.4	$3.2	$3.1	$1.6	$1.7	$5.4	$5.2

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$4.4	$4.3	$1.9	$1.9	$6.3	$6.2
Interest cost	2.5	2.5	3.7	4.0	2.9	2.9	9.1	9.4
Expected return on plan assets	(2.3)	(1.9)	(1.0)	(0.8)	—	—	(3.3)	(2.7)
Amortization of prior service credit	—	—	0.2	0.1	(0.1)	(0.1)	0.1	—
Amortization of net loss	1.5	0.7	2.7	1.5	—	—	4.2	2.2
Curtailment gain	—	—	(0.7)	—	—	—	(0.7)	—
Net periodic benefit cost	$1.7	$1.3	$9.3	$9.1	$4.7	$4.7	$15.7	$15.1

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of March 31, 2015 and June 30, 2014 are presented below:

	Level 1		Level 2		Level 3
	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$18.2	$2.1	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$10.9	$11.5	$—	$—
Contingent consideration - business combination	—	—	—	—	0.8	1.1
Total Liabilities	$—	$—	$10.9	$11.5	$0.8	$1.1
Total recurring fair value measurements	$—	$—	$7.3	$(9.4)	$(0.8)	$(1.1)
The fair values of the Company’s financial instruments estimated as of March 31, 2015 and June 30, 2014 are presented below:

	March 31, 2015		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Agreements	$3,552.5	$3,555.3	$2,774.5	$2,763.2
Dividends payable	1.5	1.1	0.9	0.7
Senior Notes - Series A	—	—	100.0	109.7
Senior Notes - Series B	—	—	225.0	256.3
Senior Notes - Series C	—	—	175.0	199.9

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

Coty Inc. Credit Agreements, Term Loan, and Senior Notes —The Company uses the income approach to value the each of the aforementioned debt instruments. The Company uses a present value calculation to discount interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The Company discounts these debt instruments based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

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

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting for the affected derivative in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of March 31, 2015, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $10.9.

The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $18.2 at March 31, 2015. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at March 31, 2015 and June 30, 2014:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		March 31, 2015	June 30, 2014		March 31, 2015	June 30, 2014
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$18.1	$—	Accrued expenses and other current liabilities	$6.2	$10.5
Total derivatives designated as hedges		$18.1	$—		$6.2	$10.5
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.1	$2.1	Accrued expenses and other current liabilities	$4.7	$1.0
Total derivatives not designated as hedges		$0.1	$2.1		$4.7	$1.0
Total derivatives		$18.2	$2.1		$10.9	$11.5
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of March 31, 2015:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statement of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$22.1	$(3.9)	$18.2	$—	$—	$18.2
Liabilities	$(11.8)	$0.9	$(10.9)	$—	$—	$(10.9)
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
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments and derivative financial instruments deemed ineffective during the three and nine months ended March 31, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Three Months Ended March 31,		Gain (Loss) Recognized in Operations Nine Months Ended March 31,
	2015	2014	2015	2014
Interest expense, net	$(42.7)	$2.7	$(35.4)	$4.1
Cost of sales	$—	$2.9	$0.1	$0.7
Selling, general and administrative	$0.3	$—	$2.8	$—
As of March 31, 2015 and June 30, 2014, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $827.1 and $535.4, respectively, which mature at various dates through June 2016.
The Company enters into foreign exchange forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues and costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign exchange forward contracts used to hedge anticipated transactions have been designated as foreign exchange cash-flow hedges and have varying maturities through the end of June 2016. Hedge effectiveness of foreign exchange forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign exchange forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. During the nine months ended March 31, 2015, as a result of a change in forecast, the Company de-designated a portion of its hedges and reclassified a net loss of $0.1 from AOCI to the Condensed Consolidated Statement of Operations. As of March 31, 2015, all of the Company’s remaining foreign exchange forward contracts designated as hedges were highly effective in all material respects. The accumulated gain (loss) on these derivative instruments in AOCI, net of tax, was $9.6 and $(8.9) as of March 31, 2015 and June 30, 2014, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $7.8.

The amount of gains and losses reclassified from AOCI to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and nine months ended March 31, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Gain (Loss) Recognized in Operations Three Months Ended March 31,		Gain (Loss) Recognized in Operations Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$3.4	$—	$5.3	$—
Cost of Sales	$0.3	$—	$(1.3)	$—

As of March 31, 2015, the Company has foreign exchange forward contracts designated as effective hedges with a notional value of $343.5, which mature at various dates through June 2016. The foreign currencies of the counterparties in the hedged foreign exchange forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($120.4), Euro ($123.8), Australian Dollar ($25.7), Canadian Dollar ($35.2), U.S. Dollar ($5.1), Russian Ruble ($17.0), Polish Zloty ($5.2), and Japanese Yen ($0.7). As of June 30, 2014, the Company had a notional value of $361.3 in foreign exchange forward contracts designated as effective hedges.

12. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS

Noncontrolling Interests

Effective December 28, 2014, the Company entered into an agreement through a majority-owned subsidiary and a third party to create a new subsidiary in Saudi Arabia. The Company contributed 20.25 million SAR ($5.4) for a 75% ownership interest. The new subsidiary engages in the sale, promotion and distribution of fragrances, color cosmetics, and skin & body care products.

Redeemable Noncontrolling Interests

The Company has the right to purchase the redeemable noncontrolling interests (“RNCI”) in certain subsidiaries from the RNCI holders (each such right, a “Call right”) at certain points in time. On September 20, 2013, the Company gave notice to purchase 7% of a certain Middle East (M.E.) subsidiary. The Company and the RNCI holder amended the M.E. subsidiary’s Shareholders’ Agreement resulting in the Company recording an additional 7% interest in the M.E. subsidiary as of July 1, 2014 and consummated the purchase during the three months ended September 30, 2014 for a purchase price of $16.2. The $16.2 is recorded as a reduction to Redeemable Noncontrolling interest in the Company’s Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of March 31, 2015. Of the $16.2, the Company has paid $14.9 and recorded the remaining $1.3 as Accrued expense and other current liabilities of the Condensed Consolidated Balance Sheet as of March 31, 2015. The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

13. EQUITY
Common Stock

During the nine months ended March 31, 2015, the Company issued 5.2 million shares of its Class A Common Stock and received $44.5 in cash in connection with the exercise of employee stock options, the settlement of restricted stock units (“RSUs”) and the purchase of shares under the Platinum Program, which is an employee stock ownership program under the Omnibus Equity and Long-Term Incentive Plan. Additionally, the Company issued 1.4 million shares of its Class A Common Stock and recorded Additional Paid in Capital (“APIC”) of $12.5 in relation to the exercise of stock options by Mr. Michele Scannavini (“Mr. Scannavini”), its former Chief Executive Officer.

On March 13, 2015, JAB Cosmetics B.V. (“JAB”), a stockholder, sold 1.4 million shares of its Class B Common Stock to an affiliate of Mr. Elio Leoni Sceti, who was subsequently appointed the Company’s Chief Executive Officer (“CEO”) to commence no later than July 1, 2015. At the time of the sale, Mr. Sceti had no affiliation with the Company. As a result of the sale, the Company reclassified 1.4 million shares from Class B to Class A Common Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of March 31, 2015. The Company did not receive any shares or proceeds from the sale of shares by JAB.

As of March 31, 2015, the Company’s capital structure consisted of Class A Common Stock, Class B Common Stock and Preferred Stock, each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board. As of March 31, 2015, total authorized shares of Class A Common Stock, Class B Common Stock and Preferred Stock are 800.0 million, 262.3 million and 20.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 82.4 million and 262.3 million, respectively. There was no Preferred Stock outstanding as of March 31, 2015.

Accumulated Other Comprehensive Income (Loss)

	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—July 1, 2014	$(8.9)	$(54.7)	$(21.5)	$(85.1)
Other comprehensive income (loss) before reclassifications	22.4	—	(259.8)	(237.4)
Less: Net amounts reclassified from AOCI	3.9	0.2	—	4.1
Net current-period other comprehensive income (loss)	18.5	(0.2)	(259.8)	(241.5)
Balance—March 31, 2015	$9.6	$(54.9)	$(281.3)	$(326.6)

Treasury Stock

In connection with the Company’s Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014 (“Repurchase Program”), the Company repurchased 5.8 million shares of its Class A Common Stock during the three months and 13.4 million shares during the nine months ended March 31, 2015. The shares were purchased in multiple transactions at prices ranging from $18.64 to $21.99 during the three months ended, and $18.30 to $21.99 during the nine months ended March 31, 2015. The fair value of all shares repurchased was $113.9 and $263.1 during the three and nine months ended March 31, 2015, respectively, and was recorded as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On September 29, 2014, the Company entered into an agreement with Mr. Scannavini in connection with his resignation. The agreement required the Company to purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, the Company purchased 2.4 million shares of its Class A Common Stock for $42.0 and was recorded as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the nine months ended March 30, 2015. The Company made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.

Dividends
On September 16, 2014, the Company announced a cash dividend of $0.20 per share, or $71.9 on its Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2015. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2015. Total accrued dividends on unvested RSUs of $1.4 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2015.

14. SHARE-BASED COMPENSATION PLANS

The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of March 31, 2015, approximately 15.2 million shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total share-based compensation (income) expense of $(1.0) and $12.2 for the three months ended March 31, 2015 and 2014, and $9.9 and $35.7 for the nine months ended March 31, 2015 and 2014, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. The share-based compensation expense for the nine months ended March 2015 of $9.9 includes $14.9 expense for the period offset by $(5.0) income for the period due to forfeitures of share-based compensation instruments as a result of Mr. Scannavini’s resignation on September 29, 2014.

As of March 31, 2015, the total unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is $12.8 and $37.0, respectively. The unrecognized share-based compensation expense related to unvested stock options and restricted and other share awards is expected to be recognized over a weighted-average period of 1.28 and 3.37 years, respectively.

Nonqualified Stock Options

Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.

The Company’s outstanding nonqualified stock options as of March 31, 2015 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	23.2	$9.32
Exercised	(6.4)	8.61
Forfeited	(2.6)	10.03
Outstanding at March 31, 2015	14.2	$9.51
Vested and expected to vest at March 31, 2015	11.7	$9.38	$174.7	4.81
Exercisable at March 31, 2015	4.1	$8.40	$65.8	3.07

There were no options granted in the current year. The grant prices of the outstanding options as of March 31, 2015 ranged from $5.10 to $11.60. The grant prices for exercisable options ranged from $5.10 to $10.50.

A summary of the total intrinsic value of stock options exercised for the nine months ended March 31, 2015 and 2014 is presented below:

	March 31,
	2015	2014
Intrinsic value of options exercised	$30.0	$14.9

The Company’s non-vested nonqualified stock options as of March 31, 2015 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	16.2	$3.81
Vested	(3.6)	3.56
Forfeited	(2.6)	3.92
Non-vested at March 31, 2015	10.0	$3.87

The share-based compensation (income) expense recognized on the nonqualified stock options was $(2.6) and $7.7 for the three months ended March 31, 2015 and 2014, and was $4.8 and $22.2 for the nine months ended March 31, 2015 and 2014, respectively.

Restricted Share Units

During the nine months ended March 31, 2015, 1.8 million RSUs were granted under the Omnibus LTIP. During the nine months ended March 31, 2014, the Company granted 2.0 million RSUs under the LTIP.

The Company’s outstanding RSUs as of March 31, 2015 and activity during the nine months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	4.4
Granted	1.8
Settled	(0.1)
Canceled	(1.1)
Outstanding at March 31, 2015	5.0
Vested and expected to vest at March 31, 2015	3.5	$85.0	3.30

The share-based compensation expense recorded in connection with the RSUs was $1.6 and $3.1 for the three months ended March 31, 2015 and 2014, and was $4.6 and $8.0 for the nine months ended March 31, 2015 and 2014, respectively.

The Company’s outstanding and non-vested RSUs as of March 31, 2015 and activity during the nine months then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2014	4.0	$15.77
Granted	1.8	16.83
Vested	(0.1)	15.64
Canceled	(1.1)	15.71
Outstanding and nonvested at March 31, 2015	4.6	$16.12

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

The Company recognized nil and $1.0 of share-based compensation expense during the three and nine months ended March 31, 2015 and 2014 as there are no service or performance conditions with respect to the phantom units.

Restricted Shares

Share-based compensation (income) expense recorded in connection with restricted shares was nil for the three months ended March 31, 2015 and 2014, and was $(0.5) and nil for the nine months ended March 31, 2015 and 2014, respectively. During the first quarter of fiscal 2015, Mr. Scannavini forfeited less than 0.1 million restricted shares.

Special Incentive Award

Share-based compensation expense recorded in connection with special incentive awards was nil for the three and nine months ended March 31, 2015 and was $1.4 and $5.5 for the three and nine months ended March 31, 2014, respectively. As of

March 31, 2015, there were no special incentive awards outstanding as all special incentive awards vested as of June 13, 2014. As of March 31, 2014, 1.0 million special incentive awards were outstanding with a weighted average grant date fair value of $6.83. There was no vesting or forfeiture activity during the three and nine months ended March 31, 2015. During the three and nine months ended March 31, 2014, 0.2 million special incentive award units vested due to a stipulation within one participant’s termination agreement. The vested units had a weighted average grant date fair value of $6.74. There was no forfeiture activity during the three and nine months ended March 31, 2014.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in millions, except per share data)
Net income attributable to Coty Inc.	$75.5	$(253.3)	$211.5	$(77.3)
Weighted-average common shares outstanding—Basic	344.7	384.0	350.9	384.1
Effect of dilutive stock options (a)	7.7	—	7.8	—
Effect of restricted stock and RSUs (b)	2.4	—	2.0	—
Weighted-average common shares outstanding—Diluted	$354.8	$384.0	$360.7	$384.1
Net income attributable to Coty Inc. per common share:
Basic	$0.22	$(0.66)	$0.60	$(0.20)
Diluted	0.21	(0.66)	0.59	(0.20)

(a)
For the three and nine months ended March 31, 2015, no options were excluded from the computation of diluted EPS. For the three and nine months ended March 31, 2014, no options were included in the computation of diluted loss per share due to the net loss incurred during the periods.

(b)
For the three and nine months ended March 31, 2015, no and 0.5 million RSUs outstanding were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and nine months ended March 31, 2014, no RSUs were included in the computation of diluted loss per share due to the net loss incurred during the periods.

16. COMMITMENTS AND CONTINGENCIES

Noncontrolling Interests

The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, the Company gave notice to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest at an estimated amount of approximately $12.8 for this 14%.

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

In September 2014, the Company filed a motion to dismiss the Securities Complaint related to the Securities Litigation. In October 2014, the plaintiffs in the Securities Litigation were permitted to file an amended complaint and briefing on a revised motion to dismiss was completed in December 2014. The motion is currently under judicial consideration. The Company believes the lawsuit is without merit and intends to vigorously defend it.

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

In July 2014, we entered into a tolling agreement with the OAC extending the statute of limitations on the OAC’s investigation until December 31, 2014. In December 2014, we entered into another tolling agreement with the OAC to further extend the statute of limitations of the investigation through and including June 30, 2015.

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

17. SUBSEQUENT EVENTS

On April 1, 2015, the Company completed its previously announced purchase of 100% of the net assets of the Bourjois cosmetics brand (“Bourjois”) from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”), in order to further strengthen its position in the global color market. The Company issued to its foreign subsidiaries 15.4 million shares of the Company’s Class A Common Stock for $373.5 in cash and subsequently exchanged these shares with CHANEL as consideration for Bourjois. The shares had an approximate value of $373.5 based on the closing value of the Company’s Class A Common Stock on the New York Stock Exchange on April 1, 2015. The Company used the cash proceeds from its foreign subsidiaries to repay revolving debt, reducing total debt from approximately $3,600.0 as of March 31, 2015 to $3,200.0 as of April 2, 2015. As of the date of this Quarterly Report on Form 10-Q, the purchase price and purchase price allocation has not been completed as the Company is in the process of gathering the data required to perform the purchase price allocation. The purchase price and allocation are expected to be finalized during fiscal 2016.

Between April 15 and April 17, 2015, the Company executed and delivered subscription agreements with respect to the issuance and sale of an aggregate amount of 7.4 million shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) for an aggregate purchase price of $0.1. The holder of any Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Under the terms provided in the various subscription agreements, a holder of Series A Preferred Stock is typically entitled to exchange any or all “Series A Preferred Stock” that has vested subject to certain terms and conditions (the “Vested Series A Preferred Stock”) prior to varying dates specified in the subscription agreements, into, at the sole election of the Corporation, either: (i) an amount in cash payable in U.S. dollars per share so exchanged equal to (I) the fair market value of a share of Class A Common Stock of the Company on the date of conversion minus (II) an amount equal to the sum of an amount in U.S. Dollars specified in each subscription agreement (the “Cash Conversion Price”) plus the fair market value of a share of such Class A Common Stock on the grant date of such Vested Series A Preferred Stock, subject to adjustment from time to time (the “Share Conversion Price” and aggregated with the Cash Conversion Price, the “Conversion Price”) (such difference, the “Preferred Net Value”), or (ii) the number of shares of Class A Common Stock whose aggregate value, as measured by the fair market value of a share of such Class A Common Stock on the date of conversion, is equal to the Preferred Net Value. A portion of the issuances of the Series A Preferred Stock were made pursuant to, and are subject to, the Company’s Equity and Long-Term Incentive Plan, as described below.

On April 17, 2015, a duly authorized committee of the Board of Directors of the Company appointed a new CEO of the Company, effective upon his commencement of employment not later than July 1, 2015. At the time of commencement of his employment, Mr. Becht will step down as interim CEO. In connection with his employment agreement, the new CEO has agreed to purchase 5.5 million shares of Series A Preferred Stock for $0.01 per share. The new CEO’s right to exchange the shares of Series A Preferred stock for the Preferred Net Value will vest upon his completing five years of continuous service with the Company following his commencement date or, if earlier, in the event of the termination of his employment due to death or disability, or the termination of his employment by the Company without cause or by him for good reason, in either case, within 12 months following a change in control of the Company that occurs at least 12 months after the issuance of the shares of Series A Preferred Stock. In the event that the CEO’s employment terminates before the shares of Series A Preferred Stock become vested, or if he fails to commence employment with the Company on or before July 1, 2015, the Company may repurchase all of the shares of Series A Preferred Stock at the lesser of their then fair market value or the price paid to purchase such shares. If not previously exchanged, the portion of Series A Preferred Stock that is allocable to U.S. services will automatically be exchanged on March 1 following the vesting date thereof. If the CEO does not exchange all of his vested shares of Series A Preferred Stock on or before the seventh anniversary of the date they are issued (or, if earlier, the first anniversary of the date of his termination of employment due to death or disability), the Company may redeem any of the CEO’s then outstanding shares of Series A Preferred Stock at a price of $0.01 per share. Three other executives also agreed to buy 1.9 million shares of Series A Preferred Stock with substantially similar terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“Fiscal 2014 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See Part II — Item 1A. Risk Factors of our Fiscal 2014 Form 10-K for a discussion on the uncertainties, risks and assumptions associated with these statements, as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.

All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycle. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom (“U.K.”), United Arab Emirates (“U.A.E.”) and Kingdom of Saudi Arabia (“K.S.A.”) during fiscal 2014 and 2015 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.
We have determined that our operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent our product groupings. During the three months ended September 30, 2014, in conjunction with the Organizational Redesign restructuring program (see Note 4, “Restructuring Costs” in Item 1, “Condensed Consolidated Financial Statements”), we reclassified revenues and costs associated with a brand from Fragrances to Skin & Body Care operating segment. This change has been reflected in each reporting period presented, both in the segment results below and in Note 6, “Goodwill and Other Intangible Assets, Net” in Item 1, “Condensed Consolidated Financial Statements”.

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

•
Future adjustments for share-based compensation will consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is approximately $5, $4, $1, and $0 for the fiscal years ended June 30, 2015, 2016, 2017, and 2018 respectively. Refer to “—Critical Accounting Policies and Estimates” in our Fiscal 2014 Form 10-K for a full discussion of the share-based compensation adjustment; and

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

Marketing and Advertising Costs

Marketing and advertising costs include the aggregate of trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenues and in selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the three and nine months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Trade marketing spend activities	$94.7	$102.8	$354.3	$372.5
% of Net revenues	10.1%	10.2%	10.5%	10.6%
Advertising and consumer promotional costs	221.3	256.8	751.6	795.5
% of Net revenues	23.7%	25.5%	22.3%	22.7%
Total marketing and advertising costs	$316.0	$359.6	$1,105.9	$1,168.0
% of Net revenues	33.8%	35.6%	32.8%	33.3%

The decrease in advertising and consumer promotion spending primarily reflects the positive impact of foreign currency exchange translations and a focus on improving spend efficiency.
THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

NET REVENUES

In the three months ended March 31, 2015, net revenues decreased 7%, or $74.9, to $933.8 from $1,008.7 in the three months ended March 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 7% and a decrease in unit volume of 4%, partially offset by a positive price and mix impact of 4%. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations and the impact of the discontinuation of TJoy and China Optimization, total net revenues in the three months ended March 31, 2015 were consistent with total net revenues in the three months ended March 31, 2014, reflecting a positive price and mix impact of 3% and a decrease in unit volume of 3%. The impact to net revenues from the discontinuation of TJoy and China Optimization affected our Skin & Body Care segment in Asia Pacific, as discussed further below.

Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2015	2014	Change %
NET REVENUES
Fragrances	$431.3	$476.1	(9%)
Color Cosmetics	336.6	344.9	(2%)
Skin & Body Care	165.9	187.7	(12%)
Total	$933.8	$1,008.7	(7%)

Fragrances

In the three months ended March 31, 2015, net revenues of Fragrances decreased 9%, or $44.8, to $431.3 from $476.1 in the three months ended March 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 7% and a negative price and mix impact of 6%, partially offset by an increase in unit volume of 4%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 2%. The decrease in the segment reflects lower net revenues from power brands Calvin Klein, Davidoff and Marc Jacobs, as incremental net revenues from new launches could not offset the decline from existing product lines. Net revenues of power brand, Chloé, were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues of Chloé increased primarily due to new launch Chloé Love Story. Partially offsetting the decrease in the segment were incremental net revenues resulting from a new commercial partnership with Avon in Brazil and the impact of retailer specific programs on certain brands in the U.S. The negative price and mix impact is primarily due to an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment, and higher volumes of lower-priced fragrance products, in part as a result of expansion in Brazil and the types of products inherent in that expansion and retailer specific programs in the U.S.

Color Cosmetics

In the three months ended March 31, 2015, net revenues of Color Cosmetics decreased 2%, or $8.3, to $336.6 from $344.9 in the three months ended March 31, 2014. The decrease in the segment was primarily the result of a negative foreign currency exchange translations impact of 8% and a decrease in unit volume of 1%, partially offset by a positive price and mix impact of 7%. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 6%. Growth in the segment was primarily driven by Sally Hansen, due to the success of new launch Sally Hansen Miracle Gel. Net revenues of Rimmel were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, Rimmel had strong growth primarily due to new launches Rimmel Wonder'full mascara and Rimmel Provocalips liquid lipstick along with growth from existing products. Partially offsetting growth in the segment was lower net revenues from OPI, primarily driven by declining sales in the U.S., and Astor, primarily reflecting the negative impact of foreign currency exchange translations. The positive price and mix impact for the segment primarily reflects the launch of Sally Hansen Miracle Gel which positively contributed to the segment average price point and higher relative volumes of higher-priced OPI products.

Skin & Body Care

In the three months ended March 31, 2015, net revenues of Skin & Body Care decreased 12%, or $21.8, to $165.9 from $187.7 in the three months ended March 31, 2014. The decrease in the segment was primarily the result of a negative foreign currency exchange translations impact of 10% and a decrease in unit volume of 15%, partially offset by a positive price and mix impact of 13%. The discontinuation of TJoy and China Optimization positively impacted net revenues by 2%, contributing 5% to the unit volume decline while positively impacting price and mix by 7%. Excluding the impact to net revenues from the discontinuation of TJoy and China Optimization and the impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 4%. The decline in the segment was primarily driven by lower net revenues from adidas, Playboy and Lancaster. Lower net revenues from adidas in part reflect the negative impact of foreign currency exchange translations, a change in our distribution model from subsidiary to distributor in China, lower net revenues in the U.S. related to reduced shelf space at select retailers and a decline in net revenues in EMEA. The decrease in Playboy was primarily driven by the negative impact of foreign currency exchange translations and declining net revenues in existing product lines, partially offset by incremental net revenues from new launches such as Playboy #Generation for Him, Playboy #Generation for Her and Playboy Platinum. Results for Lancaster were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Lancaster in the three months ended March 31, 2015 were in line with net revenues in the three months ended March 31, 2014. Partially offsetting the decline in the segment were higher net revenues from philosophy primarily reflecting strong growth in the U.S., due to increases in all key distribution channels, and in Asia Pacific. The positive price and mix impact for the segment primarily reflects higher relative volumes of higher-priced philosophy and Lancaster products compared to lower-priced adidas and Playboy products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Three Months Ended March 31,
(in millions)	2015	2014	Change %
NET REVENUES
Americas	$394.8	$382.2	3%
EMEA	419.5	499.9	(16%)
Asia Pacific	119.5	126.6	(6%)
Total	$933.8	$1,008.7	(7%)

Americas

In the three months ended March 31, 2015, net revenues in the Americas increased 3%, or $12.6, to $394.8 from $382.2 in the three months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas increased 5% primarily driven by higher net revenues in Brazil primarily as a result of our commercial partnership with Avon, and in the U.S. Growth in the U.S. was primarily driven by higher net revenues from Sally Hansen following the launch of Sally Hansen Miracle Gel, Rimmel and philosophy. Rimmel had strong growth primarily due to higher net revenues from Rimmel Moisture Renew lipstick, Rimmel Exaggerate eyeliner and lip pencils as well as from new launches Rimmel Provocalips liquid lipstick and Rimmel Wonder'full mascara. Higher net revenues from philosophy primarily reflect strong growth in the U.S., due to increases in net revenues in all key distribution channels. Also contributing to growth in the U.S. were higher net revenues due to the impact of retailer specific programs on certain brands in the Fragrances segment. Partially offsetting the increase in the U.S. were lower net revenues from OPI, reflecting declines in key distribution channels, and from N.Y.C. New York Color, adidas and Playboy primarily due to loss of shelf space at select retailers in the U.S. Partially offsetting growth in the region were lower net revenues in Canada, primarily in the Fragrances segment.

EMEA

In the three months ended March 31, 2015, net revenues in EMEA decreased 16%, or $80.4, to $419.5 from $499.9 in the three months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations, net revenues in EMEA decreased 3%, in part reflecting an ongoing increased level of promotional and discounted pricing activity. Net revenues in our travel retail business and Southern Europe declined, primarily driven by Fragrances in part due to lower net revenues from Calvin Klein and Davidoff. Lower net revenues in the U.K. were partially due to lower net revenues in Fragrances, primarily driven by Davidoff, and Skin & Body Care, in part driven by adidas, as partially offset by growth in Color Cosmetics. Lower net revenues in Germany were primarily driven by a decline in Fragrances and Playboy brand products. Net revenues in Eastern Europe declined due to the negative impact of foreign currency exchange translations. Excluding this impact, however, Eastern Europe generated growth primarily reflecting increased net revenues in Color Cosmetics, primarily driven by Rimmel and Sally Hansen. Partially offsetting the decline in the region were higher net revenues in the Middle East where we have benefited from our new K.S.A. joint venture.

Asia Pacific

In the three months ended March 31, 2015, net revenues in Asia Pacific decreased 6%, or $7.1, to $119.5 from $126.6 in the three months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations of 6% and the positive impact to net revenues from the TJoy discontinuation and China Optimization of 2%, net revenues in Asia Pacific decreased 2%. Results in the region were adversely impacted by lower net revenues in China which was primarily due to a decline in Calvin Klein, lower net revenues from adidas in part due to the change in our distribution model and by the discontinuation of TJoy. Lower net revenues in Hong Kong and Japan primarily reflect a decline in Fragrances. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations. Excluding this impact, however, net revenues increased primarily due to growth in Fragrances, in part driven by higher net revenues from David Beckham and Calvin Klein. Contributing to growth in the region were higher net revenues in Southeast Asia, primarily due to adidas and Calvin Klein, and Korea, reflecting higher net revenues of Fragrances.

COST OF SALES

In the three months ended March 31, 2015, cost of sales decreased 11%, or $43.8, to $351.8 from $395.6 in the three months ended March 31, 2014. Cost of sales as a percentage of net revenues decreased to 37.7% in the three months ended March 31, 2015 from 39.2% in the three months ended March 31, 2014, resulting in a gross margin improvement of approximately 150 basis points. The increase in gross margin includes the positive impact from the refinement of estimates associated with China Optimization in the three months ended March 31, 2015 and the revaluation of acquired inventory through business acquisitions in the three months ended March 31, 2014. Excluding the impact of these items on net revenues and cost of sales, gross margin in the three months ended March 31, 2015 was consistent with gross margin in the three months ended March 31, 2014 primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales, and the positive impact of foreign currency exchange translations, offset by the negative impact of higher customer discounts and allowances, reported in net revenues, and higher excess and obsolete inventory charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended March 31, 2015, selling, general and administrative expenses decreased 18%, or $97.9, to $445.3 from $543.2 in the three months ended March 31, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 47.7% in the three months ended March 31, 2015 from 53.8% in the three months ended March 31, 2014. This decrease of approximately 610 basis points includes a reduction of approximately 320 basis points related to lower real estate consolidation program costs, China Optimization costs, share-based compensation expense adjustment and acquisition-related costs. See “Adjusted Operating Income.” Excluding the items described above and the impact to net revenues associated with China Optimization, selling, general and administrative expenses decreased 13%, or $66.1, to $452.7 from $518.8 in the three months ended March 31, 2014 and decreased as a percentage of net revenues to 48.8% from 51.4%. This decrease of approximately 260 basis points primarily reflects lower advertising and consumer promotion spending and lower administrative costs. The decrease in advertising and consumer promotion spending primarily reflects the positive impact of foreign currency exchange translations and a focus on improving spend efficiency. Lower administrative costs primarily reflect the positive impact of foreign currency exchange translations and costs savings resulting from our Organizational Redesign and China Optimization programs.

OPERATING INCOME

In the three months ended March 31, 2015, operating income increased $386.7, to $114.7 from $(272.0) in the three months ended March 31, 2014. Operating margin, or operating income as a percentage of net revenues, increased to 12.3% of net revenues in the three months ended March 31, 2015 as compared to (27.0%) in the three months ended March 31, 2014. This margin improvement primarily reflects the impact of lower asset impairment charges in our Skin & Body Care segment. Also contributing to the margin improvement was approximately 610 basis points related to lower selling, general and administrative expenses, approximately 150 basis points related to lower cost of sales and approximately 20 basis points related to lower amortization expense primarily due to the impairment of the TJoy trademark and customer relationships.

Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2015	2014	Change %
OPERATING INCOME (LOSS)
Fragrances	$59.0	$54.5	8%
Color Cosmetics	39.3	36.7	7%
Skin & Body Care	21.8	(326.7)	>100%
Corporate	(5.4)	(36.5)	85%
Total	$114.7	$(272.0)	>100%

Fragrances

In the three months ended March 31, 2015, operating income for Fragrances increased 8%, or $4.5, to $59.0 from $54.5 in the three months ended March 31, 2014. Operating margin increased to 13.7% of net revenues in the three months ended March 31, 2015 as compared to 11.4% in the three months ended March 31, 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Color Cosmetics

In the three months ended March 31, 2015, operating income for Color Cosmetics increased 7%, or $2.6, to $39.3 from $36.7 in the three months ended March 31, 2014. Operating margin increased to 11.7% of net revenues in the three months ended March 31, 2015 as compared to 10.6% in the three months ended March 31, 2014, primarily reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Skin & Body Care

In the three months ended March 31, 2015, operating income for Skin & Body Care increased $348.5, to $21.8 from $(326.7) in the three months ended March 31, 2014, primarily reflecting asset impairment charges of $316.9 in the three months ended March 31, 2014. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. Also included in operating income in the three months ended March 31, 2015 is income of $19.4 related to China Optimization.

Excluding income related to China Optimization in the three months ended March 31, 2015 and asset impairment charges in the three months ended March 31, 2014, operating income increased $12.2, to $2.4 from $(9.8) in the three months ended March 31, 2014. Excluding net revenues and income related to China Optimization, operating margin increased to 1.5% of net revenues in the three months ended March 31, 2015 as compared to (5.2%) in the three months ended March 31, 2014, primarily driven by lower cost of sales, selling, general and administrative expenses and amortization expense as percentages of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended March 31, 2015, operating loss for Corporate was $5.4 compared to $36.5 in the three months ended March 31, 2014, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended March 31,
(in millions)	2015	2014	Change %
Reported Operating Income (Loss)	$114.7	$(272.0)	>100%
% of Net revenues	12.3%	(27.0%)
Restructuring and other business realignment costs	7.7	7.3	5%
Acquisition-related costs	0.3	9.3	(97%)
Asset impairment charges	—	316.9	(100%)
Real estate consolidation program costs	—	13.4	(100%)
Share-based compensation (income)/expense adjustment	(2.2)	6.5	<(100%)
China Optimization	(19.6)	—	N/A
Total adjustments to Reported Operating Income (Loss)	(13.8)	353.4	<(100%)
Adjusted Operating Income	$100.9	$81.4	24%
% of Net revenues	10.8%	8.1%

In the three months ended March 31, 2015, Adjusted Operating Income increased 24%, or $19.5, to $100.9 from $81.4 in the three months ended March 31, 2014. Adjusted operating margin increased to 10.8% of net revenues in the three months ended March 31, 2015 as compared to 8.1% in the three months ended March 31, 2014, primarily reflecting lower selling, general and administrative expenses, as described under “Selling, General and Administrative Expenses” above. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 25%.

Restructuring and Other Business Realignment Costs

In the three months ended March 31, 2015, we incurred restructuring and other business structure realignment costs of $7.7, as follows:

•
We incurred restructuring costs of $4.3, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relates to the Organizational Redesign. These costs exclude $0.4 of income related to the refinement in estimates associated with China Optimization. See “China Optimization”.

•
We incurred business structure realignment costs of $3.4 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2014, we incurred restructuring and other business structure realignment costs of $7.3, as follows:

•
We incurred restructuring costs of $3.9, included in restructuring costs in the Condensed Consolidated Statements of Operations, primarily related to the Productivity Program which targeted the integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

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

Acquisition-Related Costs

In the three months ended March 31, 2015, we incurred acquisition-related costs of $0.3 associated with a completed acquisition, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Asset Impairment Charges

In the three months ended March 31, 2015, we did not incur any asset impairment charges.

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

Real Estate Consolidation Program Costs

In the three months ended March 31, 2015, we did not incur any costs in connection with the consolidation of real estate.

In the three months ended March 31, 2014, we incurred $13.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $12.6 of lease loss expense and $0.9 of duplicative rent expense recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all real estate consolidation program costs were included in Corporate.

Share-Based Compensation Adjustment

Share-based compensation (income)/expense adjustment included in the calculation of Adjusted Operating Income was $(2.2) and $6.5 in the three months ended March 31, 2015 and 2014, respectively. The decrease in the share-based compensation expense adjustment primarily reflects an increase in the actual and expected forfeiture rate reflecting the impact of our recent Organizational Redesign and the impact of the vesting of special incentive awards associated with our initial public offering.

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

China Optimization

In the three months ended March 31, 2015, we incurred income of $19.6 related to China Optimization, of which $8.9, $6.4, $3.9 and $0.4 was recorded in selling, general and administrative expenses, net revenues, cost of sales and restructuring costs in the Condensed Consolidated Statements of Operations, respectively. Income of $11.5 was restructuring related, primarily consisting of $5.3 due to the gain on sale of a facility and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $8.1 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the unanticipated sale of the TJoy brand and supporting production facility to a single buyer at the beginning of the third quarter, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $19.4 and $0.4 related to China Optimization was reported in the Skin & Body Care segment and Corporate, respectively, and costs of $0.2 related to China Optimization were reported in the Color Cosmetics segment.

INTEREST EXPENSE, NET

In the three months ended March 31, 2015, interest expense, net was $17.6 as compared with $17.3 in the three months ended March 31, 2014. This increase is primarily due to increased amortization of the deferred financing fees of $1.6 related to debt re-financing, partially offset by a benefit from foreign exchange, net of derivative foreign exchange contracts.
INCOME TAXES

The effective income tax rate for the three months ended March 31, 2015 and 2014 was 15.8% and 14.1%, respectively. The variation in the effective tax rate related to the three months ended March 31, 2015 was primarily due to the negative impact of a partial valuation allowance established for excess U.S. net deferred tax assets offset by the positive impacts of the decrease in the accrual for unrecognized tax benefits. The variation in the effective tax rate related to the three months ended March 31, 2014 was primarily due to the negative impact of asset impairment charges with minimal tax benefits and the positive effects of the reversal of certain previously unrecognized tax benefits approximating $38.1.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$97.6	$15.4	15.8%	$(287.2)	$(40.5)	14.1%
Adjustments to Reported Operating Income (Loss) (a)	(13.8)	(1.9)		353.4	13.4
Adjusted Income Before Income Taxes	$83.8	$13.5	16.1%	$66.2	$(27.1)	(40.9%)

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The adjusted effective tax rate was 16.1% compared to (40.9%) in the prior-year period. The differences were primarily due to the negative impacts of the excess U.S. net deferred tax assets that cannot be realized offset by the positive impacts associated with a decrease in the accrual for unrecognized tax benefits.  Cash paid during the quarter for income taxes of $13.2 and $9.6, represents 15.8% and 14.5% of Adjusted income before income taxes for the three months ended March 31, 2015 and 2014, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended March 31, 2015, net income attributable to Coty Inc. increased $328.8, to $75.5, from $(253.3) in the three months ended March 31, 2014, primarily reflecting higher operating income.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2015	2014	Change %
Reported Net Income (Loss) Attributable to Coty Inc.	$75.5	$(253.3)	>100%
% of Net revenues	8.1%	(25.1%)
Adjustments to Reported Operating Income (Loss) (a)	(13.8)	353.4	<(100%)
Change in tax provision due to adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	1.9	(13.4)	>100%
Adjusted Net Income Attributable to Coty Inc.	$63.6	$86.7	(27%)
% of Net revenues	6.8%	8.6%
Per Share Data
Adjusted weighted-average common shares (b)
Basic	344.7	384.0
Diluted	354.8	392.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.18	$0.23
Diluted	0.18	0.22

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the three months ended March 31, 2015, the adjusted number of common shares used to calculate non-GAAP adjusted basic and diluted net income attributable to Coty Inc. per common share is identical to the number of common and diluted shares used to calculate GAAP net income (loss) per common share. In the three months ended March 31, 2014, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 8.0 million higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share.

NINE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2014

NET REVENUES

In the nine months ended March 31, 2015, net revenues decreased 4%, or $134.4, to $3,375.7 from $3,510.1 in the nine months ended March 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 4% and a decrease in unit volume of 1%, partially offset by a positive price and mix impact of 1%. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations and the discontinuation of TJoy and China Optimization, total net revenues and unit volume in the nine months ended March 31, 2015 were consistent with total net revenues and unit volume in the nine months ended March 31, 2014 and the price and mix had an immaterial impact on net revenues. The impact to net revenues from the discontinuation of TJoy and China Optimization negatively affected primarily our Skin & Body Care segment in Asia Pacific.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2015	2014	Change %
NET REVENUES
Fragrances	$1,763.9	$1,863.5	(5%)
Color Cosmetics	1,021.2	990.6	3%
Skin & Body Care	590.6	656.0	(10%)
Total	$3,375.7	$3,510.1	(4%)

Fragrances

In the nine months ended March 31, 2015, net revenues of Fragrances decreased 5%, or $99.6, to $1,763.9 from $1,863.5 in the nine months ended March 31, 2014. The decrease was primarily the result of a negative price and mix impact of 8% and a negative foreign currency exchange translations impact of 3%, partially offset by an increase in unit volume of 6%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 2%. The decrease in the segment primarily reflects lower net revenues from existing celebrity brands that are later in their lifecycles and a decline in Roberto Cavalli and Davidoff, reflecting lower new launch activity in the nine months ended March 31, 2015 relative to the strong contribution from new launches in the nine months ended March 31, 2014. Results for Calvin Klein were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Calvin Klein in the nine months ended March 31, 2015 were consistent with net revenues in the nine months ended March 31, 2014 as incremental net revenues from new launches were offset by declines from existing product lines. Partially offsetting the decrease in the segment were higher net revenues from power brands Chloé and Marc Jacobs in part due to the new launches of Chloé Love Story and Marc Jacobs Daisy Dream, along with incremental net revenues from recently launched Enrique Iglesias Adrenaline and Vespa and higher net revenues of David Beckham. The negative price and mix impact primarily reflects an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment. Also contributing to the negative price and mix were higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market, driven by a change in our distribution model.

Color Cosmetics

In the nine months ended March 31, 2015, net revenues of Color Cosmetics increased 3%, or $30.6, to $1,021.2 from $990.6 in the nine months ended March 31, 2014. The increase in the segment was primarily the result of a positive price and mix impact of 6% and an increase in unit volume of 1%, partially offset by a negative foreign currency exchange translations impact of 4%. Excluding the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 7%. Higher net revenues were primarily driven by strong growth in Rimmel and Sally Hansen. The increase in Rimmel primarily reflects incremental net revenues from new launches such as Rimmel Wonder'full mascara and Rimmel Provocalips liquid lipstick along with growth from existing brands, such as Rimmel Lasting Finish foundation. Higher net revenues from Sally Hansen were primarily driven by the success of new launch Sally Hansen Miracle Gel. Partially offsetting growth in the segment were lower net revenues from OPI, primarily driven by a decline in the U.S. partially offset by an increase in net revenues internationally, in part reflecting incremental net revenues following the acquisition of a U.K. distributor. The positive price and mix impact for the segment primarily reflects a price improvement in all major brands, in part reflecting the new launch of Sally Hansen Miracle Gel and a change in the OPI international distribution model in the U.K. and Australia.

Skin & Body Care

In the nine months ended March 31, 2015, net revenues of Skin & Body Care decreased 10%, or $65.4, to $590.6 from $656.0 in the nine months ended March 31, 2014. The decrease in the segment was primarily the result of a decline in unit volume of 9% and a negative foreign currency exchange translations impact of 5%, partially offset by a positive price and mix impact of 4%. The discontinuation of TJoy and China Optimization contributed 4% to the unit volume decline and positively impacted price and mix by 3%. Excluding the negative impact of foreign currency exchange translations and the impact to net revenues from the discontinuation of TJoy and China Optimization, net revenues of Skin & Body Care decreased 4% with a unit volume decline of 5% and a positive price and mix impact of 1%, primarily reflecting higher relative volumes of higher-priced products. The decrease in the segment was primarily driven by lower net revenues from adidas and Playboy. Lower net revenues from adidas in part reflect the negative impact of foreign currency exchange translations, a change in our distribution model from subsidiary to distributor in China, a decline in the U.S. primarily related to lower holiday orders and reduced shelf space at a key retailer in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 and declining net revenues in existing product lines. Partially offsetting these declines in adidas were incremental net revenues in Brazil, due to the new commercial partnership with Avon, and incremental net revenues from new launches such as adidas UEFA Champions League Edition. The decline in Playboy was primarily driven by the negative impact of foreign currency exchange translations, declining net revenues in existing product lines and lower net revenues in the U.S. related to reduced shelf space at select retailers and lower holiday orders in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014, partially offset by incremental net revenues from new launches Playboy #Generation for Him, Playboy #Generation for Her, and Playboy VIP for Him Black and growth in Brazil, due to the new commercial partnership with Avon. Partially offsetting the decrease in the segment were higher net revenues from philosophy primarily reflecting higher net revenues in the U.S. retail channel and strong growth in Asia Pacific.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Nine Months Ended March 31,
(in millions)	2015	2014	Change %
NET REVENUES
Americas	$1,291.0	$1,312.1	(2%)
EMEA	1,668.9	1,769.6	(6%)
Asia Pacific	415.8	428.4	(3%)
Total	$3,375.7	$3,510.1	(4%)

Americas

In the nine months ended March 31, 2015, net revenues in the Americas decreased 2%, or $21.1, to $1,291.0 from $1,312.1 in the nine months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas in the nine months ended March 31, 2015 were consistent with the nine months ended March 31, 2014. Results in the region primarily reflect lower net revenues in the U.S. and Canada, partially offset by strong growth in Brazil due to incremental net revenues resulting from the new commercial partnership with Avon. The decline in the U.S. was primarily driven by lower net revenues of Fragrances, in part due to lower net revenues from existing celebrity brands that are later in their lifecycles, lower net revenues of OPI, primarily reflecting a decline in the retail channel driven by lower net revenues of Nicole by OPI, and of adidas and Playboy, in part due to reduced shelf space at select retailers in the U.S. and lower holiday orders in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Partially offsetting the decline in the U.S. were higher net revenues of power brands Sally Hansen, Rimmel and philosophy. Lower net revenues in Canada were primarily driven by a decline in the Fragrances segment.

EMEA

In the nine months ended March 31, 2015, net revenues in EMEA decreased 6%, or $100.7, to $1,668.9 from $1,769.6 in the nine months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations of 7%, net revenues in EMEA increased 1%. Generating growth in the region was our subsidiary in South Africa and the Middle East, where we have benefited from our new U.A.E. and K.S.A. joint ventures. Net revenues in the U.K. increased primarily reflecting a strong increase in Color Cosmetics, driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel. Net revenues in Germany, Russia, and Eastern Europe declined due to the negative impact of foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues in Germany were in line with the prior year and net revenues in Russia and Eastern Europe increased in part driven by growth in Color Cosmetics and Calvin Klein. Net revenues in Southern Europe declined, primarily reflecting the negative impact of foreign currency exchange translations, along with lower net revenues of Fragrances, in part driven by Roberto Cavalli and Calvin Klein, and adidas. Net revenues in our travel retail business declined primarily due to Calvin Klein and Davidoff.

Asia Pacific

In the nine months ended March 31, 2015, net revenues in Asia Pacific decreased 3%, or $12.6, to $415.8 from $428.4 in the nine months ended March 31, 2014. Excluding the negative impact of foreign currency exchange translations of 3% and the impact to net revenues from the discontinuation of TJoy and China Optimization of 1%, net revenues in Asia Pacific increased 1%. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations. Excluding this impact, however, net revenues increased primarily due to strong growth in Color Cosmetics and Fragrances, primarily driven by David Beckham, Calvin Klein and Guess. Contributing to growth in the region were higher net revenues in Southeast Asia reflecting higher net revenues in all three segments, with OPI, adidas and philosophy driving the growth. Results in the region were adversely impacted by lower net revenues in China. The decline in China was primarily driven by lower net revenues from adidas, in part due to the change in our distribution model, Calvin Klein and by the discontinuation of TJoy.

COST OF SALES

In the nine months ended March 31, 2015, cost of sales decreased 5%, or $74.0, to $1,342.9 from $1,416.9 in the nine months ended March 31, 2014. Cost of sales as a percentage of net revenues decreased to 39.8% in the nine months ended March 31, 2015 from 40.4% in the nine months ended March 31, 2014, resulting in a gross margin improvement of approximately 60 basis points. The increase in gross margin includes the impact from the refinement of estimates associated with China Optimization in the nine months ended March 31, 2015 and lower charges associated with the revaluation of acquired inventory through business acquisitions in the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. Excluding the impact of these items on net revenues and cost of sales, gross margin improved approximately 20 basis points primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales, and the positive impact of foreign currency exchange translations, partially offset by the negative impact of higher customer discounts and allowances, reported in net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the nine months ended March 31, 2015, selling, general and administrative expenses decreased 10%, or $160.2, to $1,502.4 from $1,662.6 in the nine months ended March 31, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 44.5% in the nine months ended March 31, 2015 from 47.4% in the nine months ended March 31, 2014. This decrease of approximately 290 basis points includes a reduction of approximately 220 basis points primarily related to lower real estate consolidation program costs, share-based compensation expense adjustment, acquisition-related costs and China Optimization costs. See “Adjusted Operating Income.” Excluding the items described above and the impact to net revenues associated with China Optimization, selling, general and administrative expenses decreased 5%, or $84.8, to $1,501.7 from $1,586.5 in the nine months ended March 31, 2014 and decreased as a percentage of net revenues to 44.6% from 45.2%. This decrease of 60 basis points primarily reflects lower administrative costs and advertising and consumer promotion spending. Lower administrative costs primarily reflect the positive impact of foreign currency exchange translations, costs savings resulting from our Organizational Redesign and China Optimization programs and lower discretionary costs reflecting our focus on cost containment in developed markets, partially offset by higher accruals related to the management incentive program. Lower advertising and consumer promotion spending primarily reflects the positive impact of foreign currency exchange translations and a focus on improving spend efficiency behind our non-power brands. Advertising and consumer promotion spending on our power brands increased compared to the prior year period.

OPERATING INCOME

In the nine months ended March 31, 2015, operating income increased $381.4, to $418.5 from $37.1 in the nine months ended March 31, 2014. Operating margin, or operating income as a percentage of net revenues, increased to 12.4% in the nine months ended March 31, 2015 as compared to 1.1% in the nine months ended March 31, 2014 and primarily reflects the impact of lower asset impairment charges in our Skin & Body Care segment. Also contributing to the margin improvement was approximately 290 basis points related to lower selling, general and administrative expenses, approximately 60 basis points related to lower cost of sales and approximately 30 basis points related to lower amortization expense primarily due to the impairment of the TJoy trademark and customer relationships, partially offset by higher restructuring costs of approximately 140 basis points.

Operating Income by Segment

	Nine Months Ended March 31,
(in millions)	2015	2014	Change %
OPERATING INCOME (LOSS)
Fragrances	$325.0	$333.7	(3%)
Color Cosmetics	121.8	107.2	14%
Skin & Body Care	40.6	(307.0)	>100%
Corporate	(68.9)	(96.8)	29%
Total	$418.5	$37.1	>100%

Fragrances

In the nine months ended March 31, 2015, operating income for Fragrances decreased 3%, or $8.7, to $325.0 from $333.7 in the nine months ended March 31, 2014. The decrease in operating income reflects lower net revenues. Operating margin increased to 18.4% of net revenues in the nine months ended March 31, 2015 as compared to 17.9% in the nine months ended March 31, 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Color Cosmetics

In the nine months ended March 31, 2015, operating income for Color Cosmetics increased 14%, or $14.6, to $121.8 from $107.2 in the nine months ended March 31, 2014. The increase in operating income primarily reflects higher net revenues and improvement in operating margin. Operating margin increased to 11.9% of net revenues in the nine months ended March 31, 2015 as compared to 10.8% in the nine months ended March 31, 2014, primarily reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Skin & Body Care

In the nine months ended March 31, 2015, operating income for Skin & Body Care increased $347.6, to $40.6 from $(307.0) in the nine months ended March 31, 2014 primarily reflecting asset impairment charges of $316.9 in the nine months ended March 31, 2014. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. Also included in operating income in the nine months ended March 31, 2015 is income of $17.7 related to China Optimization.

Excluding charges related to China Optimization in the nine months ended March 31, 2015 and asset impairment charges in the nine months ended March 31, 2014, operating income increased $13.0, to $22.9 from $9.9 in the nine months ended March 31, 2015. Operating margin increased to 3.9% of net revenues in the nine months ended March 31, 2015 as compared to 1.5% in the nine months ended March 31, 2015, primarily driven by lower selling, general and administrative expenses and amortization expense as percentages of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the nine months ended March 31, 2015, operating loss for Corporate was $68.9 compared to $96.8 in the nine months ended March 31, 2014, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Nine Months Ended March 31,
(in millions)	2015	2014	Change %
Reported Operating Income	$418.5	$37.1	>100%
% of Net revenues	12.4%	1.1%
Restructuring and other business realignment costs	64.2	16.5	>100%
Acquisition-related costs	5.3	26.8	(80%)
Share-based compensation expense adjustment	0.6	19.9	(97%)
Asset impairment charges	—	316.9	(100%)
Public entity preparedness costs	—	1.2	(100%)
Real estate consolidation program costs	(0.7)	32.4	<(100%)
China Optimization	(19.0)	—	N/A
Total adjustments to Reported Operating Income	50.4	413.7	(88%)
Adjusted Operating Income	$468.9	$450.8	4%
% of Net revenues	13.9%	12.8%

In the nine months ended March 31, 2015, Adjusted Operating Income increased 4%, or $18.1, to $468.9 from $450.8 in the nine months ended March 31, 2014. Adjusted operating margin increased to 13.9% of net revenues in the nine months ended March 31, 2015 as compared to 12.8% in the nine months ended March 31, 2014, driven by lower selling, general and administrative expenses, as described under “Selling, General and Administrative Expenses” above, cost of sales and amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 5%.

Restructuring and Other Business Realignment Costs

In the nine months ended March 31, 2015, we incurred restructuring and other business structure realignment costs of $64.2, as follows:

•
We incurred restructuring costs of $56.9, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relates to the Organizational Redesign. These costs exclude $0.5 of income related to the refinement in estimates associated with China Optimization. See “China Optimization”.

•
We incurred business structure realignment costs of $7.3 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2014, we incurred restructuring and other business structure realignment costs of $16.5, as follows:

•
We incurred restructuring costs of $10.2, included in restructuring costs in the Condensed Consolidated Statements of Operations, primarily related to the Productivity Program which targeted the integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe, productivity programs across our supply chain and optimization of selected administrative support functions.

•
We incurred business structure realignment costs of $6.3 related to certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Acquisition-Related Costs

In the nine months ended March 31, 2015, we incurred costs of $5.3 related to acquisition accounting impacts of revaluation of acquired inventory of $3.4, included in cost of sales in the Condensed Consolidated Statements of Operations and transaction-related costs incurred in connection with a completed acquisition of $1.9, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2014, we incurred acquisition-related costs of $26.8. These costs primarily include $15.2 of fees related to the termination of a pre-existing manufacturing and distribution contract in South Africa after forming our wholly owned subsidiary in South Africa and $1.1 of costs related to certain completed or contemplated business combinations, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and $10.5 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.6 and $19.9 in the nine months ended March 31, 2015 and 2014, respectively. The decrease in the share-based compensation expense adjustment primarily reflects an increase in the actual and expected forfeiture rate reflecting the impact of our recent Organizational Redesign and the impact of the vesting of special incentive awards associated with our initial public offering.

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

Asset Impairment Charges

In the nine months ended March 31, 2015, we did not incur any asset impairment charges.

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

Real Estate Consolidation Program Costs

In the nine months ended March 31, 2015, we incurred $0.7 of income related to the refinement of lease loss expense estimates in connection with the consolidation of real estate in New York, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2014, we incurred $32.4 of costs in connection with the consolidation of real estate in New York. The real estate consolidation program costs primarily consist of $21.5 of lease loss expense, $5.0 of duplicative rent expense and $4.4 of depreciation, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

In all reported periods, all real estate consolidation program costs were reported in Corporate.

China Optimization

In the nine months ended March 31, 2015, we incurred income of $19.0 related to China Optimization, of which $8.4, $7.1, $3.0 and $0.5 was recorded in selling, general and administrative expenses, net revenues, cost of sales and restructuring costs in the Condensed Consolidated Statements of Operations, respectively. Income of $11.5 was restructuring related, primarily consisting of $5.3 due to the gain on sale of a facility and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $7.5 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the unanticipated sale of the TJoy brand and supporting production facility to a single buyer at the beginning of the third quarter, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $17.7, $0.8 and $0.5 related to China Optimization was reported in the Skin & Body Care segment, Color Cosmetics segment and Corporate, respectively.

INTEREST EXPENSE, NET

In the nine months ended March 31, 2015, interest expense, net was $56.3 as compared with $51.4 in the nine months ended March 31, 2014. This increase is primarily due to increased amortization of the deferred fees of $2.2 related to debt re-financing, an overall increase of $1.1 in foreign exchange expense, net of derivative contracts, higher global borrowings incurring an additional $1.1 in interest expense and decreased interest income of $0.5.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the nine months ended March 31, 2015, we incurred $88.8 in losses in the first quarter on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “—Financial Condition—Liquidity and Capital Resources” below.

INCOME TAXES

The effective income tax rate for the nine months ended March 31, 2015 and 2014 was 14.5% and (328.3) %, respectively. The variation in the effective tax rates related to the nine months period ended March 31, 2015 was primarily due to the positive impacts of the  decrease in the accrual for unrecognized tax benefits, partially offset by the negative impact of a partial valuation allowance established for excess U.S. net deferred tax assets.  The variation in the effective tax rates related to the nine months period ended March 31, 2014 was primarily due to the negative impact  related to  asset impairment charges with minimal tax benefits.

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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$273.6	$39.8	14.5%	$(12.0)	$39.4	(328.3%)
Adjustments to Reported Operating Income (a)	50.4	7.1		413.7	30.1
Other adjustments (b)	88.8	12.6		—	—
Adjusted Income Before Income Taxes	$412.8	$59.5	14.4%	$401.7	$69.5	17.3%

(a)	See “Overview—Non-GAAP Financial Measures” for further information.

(b)
See “Reconciliation of Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The adjusted effective tax rate was 14.4% compared to 17.3% in the prior-year period. The differences were primarily due the positive impacts associated with the decrease in the accrual for unrecognized tax benefits offset by the negative impact associated with the excess U.S. net deferred tax assets that cannot be realized. Cash paid during the nine months ended March 31, 2015 and 2014, for income taxes of $83.2 and $59.3, represents 20.2% and 14.8% of Adjusted income before income taxes for the nine months ended, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the nine months ended March 31, 2015, net income attributable to Coty Inc. increased $288.8, to $211.5, from $(77.3) in the nine months ended March 31, 2014, . This increase primarily reflects higher operating income, partially offset by loss on early extinguishment of debt and higher tax expense as described above.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2015	2014	Change %
Reported Net Income (Loss) Attributable to Coty Inc.	$211.5	$(77.3)	>100%
% of Net revenues	6.3%	(2.2%)
Adjustments to Reported Operating Income (a)	50.4	413.7	(88%)
Loss on early extinguishment of debt (b)	88.8	—	N/A
Adjustments to noncontrolling interest expense (c)	(1.2)	—	N/A
Change in tax provision due to adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	(19.7)	(30.1)	35%
Adjusted Net Income Attributable to Coty Inc.	$329.8	$306.3	8%
% of Net revenues	9.8%	8.7%
Per Share Data
Adjusted weighted-average common shares (d)
Basic	350.9	384.1
Diluted	360.7	392.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.94	$0.80
Diluted	0.91	0.78

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)	Loss on early extinguishment of debt associated with repurchase of our Senior Notes. Included in loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(c)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market. Included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

(d)
In the nine months ended March 31, 2015, the adjusted number of common shares used to calculate non-GAAP adjusted basic and diluted net income attributable to Coty Inc. per common share is identical to the number of common and diluted shares used to calculate GAAP net income (loss) per common share. In the nine months ended March 31, 2014, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 8.8 million higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2015, we had cash and cash equivalents of $1,144.1 compared with $1,238.0 at June 30, 2014.

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

Debt

	March 31, 2015	June 30, 2014
Short-term debt	$32.9	$18.8
Credit Agreement due April 2018	800.0	—
Coty Inc. Credit Facility due April 2018
Term Loan	1,675.0	1,875.0
Revolving Loan Facility	1,077.5	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and long-term capital lease obligations	1.0	0.2
Total debt	3,586.4	3,293.5
Less: Short-term debt and current portion of long-term debt	(35.5)	(33.4)
Total Long-term debt	$3,550.9	$3,260.1

2015 Credit Agreement
On March 24, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the Bank of America, N.A., BNP Paribas, Credit Agriole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The Company used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding on its then-existing 2014 Credit Agreement, as defined below, and to repay $200.0 million of indebtedness outstanding on the existing Credit Agreement, dated April 2, 2013, as amended (the “2013 Credit Agreement"). The 2015 Credit Agreement provides for a term loan of $800.0 million (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan (the “2013 Term Loan”) existing under the 2013 Credit Agreement, after giving effect to the 2015 Amendment as discussed below.
Rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2015 Credit Agreement could range from 0.125% to 1.875% based on the Company’s consolidated leverage ratio, as defined in the 2015 Credit Agreement. The applicable spread under the 2015 Credit Agreement in effect as of March 31, 2015 was 1.625%. The 2015 Credit Agreement also contained affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as discussed below. As of March 31, 2015, deferred financing fees of $3.1 were recorded in Other noncurrent assets in the Condensed Consolidated Balance Sheet. Additionally, during the three months ended March 31, 2015, the Company recorded a write-off of $0.9 of deferred financing fees related to the repayment of $200.0 million of indebtedness outstanding on the 2013 Credit Agreement.

Coty Inc. Credit Facility
On September 29, 2014, the Company entered into an Amendment (the “2014 Amendment”) to its existing 2013 Credit Agreement. The 2014 Amendment permits the Company to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. As of September 30, 2014, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2014 Amendment.
On March 24, 2015, the Company entered into a further amendment (“2015 Amendment”) to the 2013 Credit Agreement. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits Coty to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015, subject to certain agreed step-downs thereafter. As of March 31, 2015, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Condensed Consolidated Balance Sheet in connection with the 2015 Amendment. As of March 31, 2015, the Company had $172.5 available for borrowings under the 2013 Credit Agreement.
2014 Credit Agreement
On September 29, 2014, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provided for a term loan of $600.0 scheduled to expire on September 28, 2015 at which time it was payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement were based on LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement could have ranged from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The Company used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, prior to their maturity date as described below. As of March 31, 2015, deferred financing fees of $1.9 were recorded in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.
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

As of March 31, 2015, the Company is in compliance with all financial covenants within the Agreements.

Cash Flows

	Nine Months Ended March 31,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$388.2	$443.1
Net cash used in investing activities	(151.2)	(224.3)
Net cash used in financing activities	(162.3)	(32.6)

Net cash provided by operating activities

Net cash provided by operating activities was $388.2 and $443.1 for the nine months ended March 31, 2015 and 2014, respectively.  The decrease in operating cash inflows of $54.9 is primarily due to an increase in net working capital of $80.5, partially offset by a decrease in cash outflows from noncurrent assets of $37.4 primarily driven by a one-time prepayment made to a licensor in the nine months ended March 31, 2014.

Net cash used in investing activities

Net cash used in investing activities was $151.2 and $224.3 for the nine months ended March 31, 2015 and 2014, respectively. The decrease in cash outflows of $73.1 is primarily driven by the prior year payment of $29.5 related to business combinations during the nine months ended March 31, 2014 compared to $0.6 in the current year, the cash receipt of $14.1 from the sale of TJoy assets during the nine months ended March 31, 2015 and lower capital expenditures of $30.2 during the nine months ended March 31, 2015.

Net cash used in financing activities

Net cash used in financing activities was $162.3 and $32.6 for the nine months ended March 31, 2015 and 2014, respectively. The increase in financing cash outflows of $129.7 during the nine months ended March 31, 2015 is primarily attributable to an increase in the repurchase of common stock of $237.2 and higher net payments on foreign currency contracts of $31.6. The net outflows were partially offset by net cash inflows of $99.4 from debt related transactions including $84.0 higher net proceeds from short-term debt borrowing on local lines of credit and revolving loan facilities and higher cash inflows of $44.8 from the issuance of common stock.

Series A Preferred Stock

Between April 15 and April 17, 2015, we executed and delivered subscription agreements with respect to the issuance and sale of an aggregate amount of 7.4 million shares of Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) for an aggregate purchase price of $0.1. The holder of any Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Under the terms provided in the various subscription agreements, a holder of Series A Preferred Stock is typically entitled to exchange any or all “Series A Preferred Stock” that has vested subject to certain terms and conditions (the “Vested Series A Preferred Stock”) prior to varying dates specified in the subscription agreements, into, at the sole election of the Corporation, either: (i) an amount in cash payable in U.S. dollars per share so exchanged equal to (I) the fair market value of a share of Class A Common Stock of the Company on the date of conversion minus (II) an amount equal to the sum of an amount in U.S. Dollars specified in each subscription agreement (the “Cash Conversion Price”) plus the fair market value of a share of such Class A Common Stock on the grant date of such Vested Series A Preferred Stock, subject to adjustment from time to time (the “Share Conversion Price” and aggregated with the Cash Conversion Price, the “Conversion Price”) (such difference, the “Preferred Net Value”), or (ii) the number of shares of Class A Common Stock whose aggregate value, as measured by the fair market value of a share of such Class A Common Stock on the date of conversion, is equal to the Preferred Net Value. A portion of the issuances of the Series A Preferred Stock were made pursuant to, and are subject to, our Equity and Long-Term Incentive Plan, as described below.

Dividends

On September 16, 2014, we announced a cash dividend of $0.20 per share, or $71.9 on our Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to Additional Paid-in Capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2015. The remaining $0.9 is payable upon settlement of RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2015. Total accrued dividends on unvested RSUs of $1.4 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2015.

Share Repurchase

In connection with our Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014, we repurchased 5.8 million and 13.4 million shares of our Class A Common Stock during the three and nine months ended March 31, 2015. The shares were purchased in multiple transactions at prices ranging from $18.64 to $21.99 during the three months ended, and $18.30 to $21.99 during the nine months ended March 31, 2015. The fair value of all shares repurchased was $113.9 and $263.1 during the three and nine months ended March 31, 2015 and was reflected as an increase to Treasury stock in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

On September 29, 2014, we entered into an agreement with Mr. Scannavini, our former Chief Executive Officer in connection with his resignation. The agreement required that we purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, we purchased 2.4 million shares of its Class A Common Stock for $42.0 and reflected as an increase to Treasury stock in our

Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the nine months ended March 30, 2014. The Company made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.

Commitments and Contingencies

We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, we gave notice to exercise our Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest at an estimated amount of approximately $12.8 for this 14%.

On April 1, 2015, we completed our previously announced purchase of 100% of the net assets of the Bourjois cosmetics brand (“Bourjois”) from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between our company and CHANEL (the “Stock Purchase Agreement”), in order to further grow our existing portfolio and strengthen our position in the Color Cosmetics segment. We issued to our foreign subsidiaries 15.4 million shares of our Class A Common Stock for $373.5 in cash and subsequently exchanged these shares with CHANEL, as consideration for Bourjois. The shares had an approximately value of $373.5 based on the closing value of our Class A Common Stock on the New York Stock Exchange on April 1, 2015. We used the cash proceeds from our foreign subsidiaries to repay revolving debt, reducing total debt from approximately $3,600.0 as of March 31, 2015 to $3,200.0 as of April 2, 2015. As of the date of this Quarterly Report on Form 10-Q, the purchase price and purchase price allocation has not been completed as we are in the process of gathering the data required to perform the purchase price allocation. The purchase price and allocation are expected to be finalized during fiscal 2016.

Off-Balance Sheet Arrangements

We had undrawn letters of credit of $4.1 and $3.6 as of March 31, 2015 and June 30, 2014, respectively.

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

As of March 31, 2015, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2014 Form 10-K, aside from the changes in our Segments as discussed in Note 3, “Segment Reporting” in our notes to Condensed Consolidated Financial Statements.

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

Reported results should not be considered an indication of future performance, and actual results may differ materially from the results predicted due to risks and uncertainties including:

•	our ability to achieve our global business strategy and compete effectively in the beauty industry;

•	our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products;

•	our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our recent acquisition of Bourjois;

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

Our management, with the participation of our interim Chief Executive Officer (the “ interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In July 2014, we entered into a tolling agreement with the Office of Antiboycott Compliance, Bureau of Industry and Security, United States Department of Commerce (“OAC”) extending the statute of limitations on the OAC’s investigation until December 31, 2014. In December 2014, we entered into another tolling agreement with the OAC to further extend the statute of limitations of the investigation through and including June 30, 2015.

In September 2014, we filed a motion to dismiss the consolidated class action complaint captioned In re Coty Inc. Securities Litigation (the “Securities Litigation”). In October 2014, the plaintiffs in the Securities Litigation were permitted to file an amended complaint and briefing on a revised motion to dismiss was completed in December 2014. The motion is currently under judicial consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended March 31, 2015. No shares of Class A Common Stock were repurchased during the month of March. No Class B Common Stock shares were repurchased during this period.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
January 1, 2015 - January 31, 2015	3,770,900	$19.5024	3,770,900	$77,223,242.15
February 1, 2015 - February 28, 2015	2,035,555	$19.8064	2,035,555	$36,906,156.83
Total	5,806,455	$19.6090	5,806,455 (b)	$36,906,156.83

(a) Includes fees and commissions.
(b) These shares of Class A Common Stock were purchased for approximately $113.9 million under our $400.0 million share repurchase program (the “Repurchase Program”) publicly announced on February 14, 2014 and June 3, 2014. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. As of March 31, 2015, approximately $36.9 million of authorized purchases remained under the Repurchase Program.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
2.1
Stock Purchase Agreement dated as of March 12, 2015 between Coty Inc. and Chanel International, B.V. (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K dated March 13, 2015)

10.49
Third Amendment, dated March 24, 2015, to the Credit Agreement, dated April 2, 2013, among the Company, the Lenders listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 27, 2015)

10.50
Credit Agreement, dated March 24, 2015, among the Company, the Lenders listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 27, 2015)

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

COTY INC.

Date: May 7, 2015	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)