Form 10-K
period 2015-06-30
COTY INC.
filed 2015-08-17
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2014, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $1,516,499,906 based on the number of shares held by non-affiliates as of December 31, 2014 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2014.
At August 13, 2015, 98,814,559 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,062,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10K.

COTY INC.

Forward-looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements in this Annual Report on Form 10-K that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” “target” or other similar words or phrases. These statements discuss, among other things, our strategy, integration, future financial or operational performance, outcome or impact of pending or threatened litigation, anticipated benefits of acquisitions, domestic or international developments, planned organizational changes and their effects, nature and allocation of future expenses, marketing and growth initiatives, inventory levels and returns, cost of goods, future financings, other goals and targets and statements of the assumptions underlying or relating to any such statements. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations that we contemplate will be achieved.
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
Industry, Ranking and Market Data
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications (including Euromonitor International Ltd, or “Euromonitor”), government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Annual Report on Form 10-K to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.
We refer to North America, Western Europe and Japan as “developed markets,” and all other markets as “emerging markets.” We define North America as the United States of America (“U.S.”) and Canada. Except as specifically indicated, all references to rankings are based on retail value market share.
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2015” refer to the fiscal year ended June 30, 2015. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
We are a leading global beauty company. Founded in Paris in 1904, Coty is a pure play beauty company with a portfolio of well-known brands that compete in the three segments in which we operate: Fragrances, Color Cosmetics and Skin & Body Care. We hold the #2 global position in fragrances, the #4 global position in color cosmetics and have a strong regional presence in skin & body care. Our top 10 brands, which we refer to as our “power brands”, generated 72% of our net revenues in fiscal 2015 and comprise the following globally recognized brands: adidas, Calvin Klein, Chloé, Davidoff, Marc Jacobs, OPI, philosophy, Playboy, Rimmel and Sally Hansen. Our brands compete in all key distribution channels across both prestige and mass markets and in over 130 countries and territories.
Coty has transformed itself into a multi-segment beauty company with market leading positions in both North America and Europe through new product offerings, diversified sales channels and its global growth strategy. Today, our business has a diversified revenue base that generated net revenues in fiscal 2015 of 50%, 33% and 17% from Fragrances, Color Cosmetics and Skin & Body Care, respectively.
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
•Chloé. Chloé is one of the fastest growing prestige fragrance brands for women over the past five years and is a top women’s fragrance in the global prestige market. Chloé’s largest markets are travel retail, Italy, the U.S., France, Germany and Spain. Notable launches for the brand include Chloé Signature, See by Chloé and Chloé Love Story.
•Davidoff. Davidoff is the #10 men’s fragrance brand in the worldwide prestige market. Cool Water, Davidoff’s most successful line, is the #2 men’s fragrance brand in the German prestige market and the #8 men’s prestige fragrance brand in the world. It has been one of the world’s leading prestige men’s fragrances since its initial launch in 1988. Davidoff Cool Water has joined forces with the National Geographic Society to support its Pristine Seas mission. This initiative aims to raise awareness about the importance of protecting the ocean. In fiscal 2015, we signed an agreement with actor Scott Eastwood to be the new face of the Davidoff Cool Water advertising campaign.
•Marc Jacobs. Marc Jacobs is an iconic fragrance brand, with Daisy Marc Jacobs, Daisy Dream Marc Jacobs, Marc Jacobs Lola, Dot Marc Jacobs and the anticipated launch of Marc Jacobs Decadence in fall 2015. In calendar year 2014, Marc Jacobs was the #6 women’s fragrance brand in the U.S. prestige market and the #2 women’s fragrance brand in the U.K. prestige market. The brand has been particularly successful in certain Asian markets, including China, and is a top ranking brand in global travel retail.
•OPI. OPI is a leader in professional nail care. With its portfolio of over 400 creatively-named unique shades, OPI links fashion and entertainment with color cosmetics. OPI regularly creates limited-edition collections with celebrities and entertainment franchises to promote the brand, including collaborations with Gwen Stefani and Miss Piggy and the Muppets. Our OPI brand product lines include OPI (which is sold through salons, travel retail and traditional retailers) and Nicole by OPI (which is sold through mass retailers). OPI also markets nail gels, nail care products and nail accessories through salons. OPI is sold in over 100 countries and territories.
•philosophy. philosophy enjoys strong market position in skin & body care in the U.S. prestige market and leverages multiple distribution channels, including direct television sales and e-commerce. philosophy’s miracle worker line is one of the most successful skin care launches in the U.S. prestige market the year it was launched. Building on the brand’s existing skincare franchises, philosophy has had several new launches in fiscal 2015, including renewed hope in a jar refreshing & refining moisturizer, no reason to hide multi-imperfection transforming serum and ultimate miracle worker multi-rejuvenating cream broad spectrum SPF 30. In recent years, we commenced distribution of philosophy in certain international markets, including Canada, the Netherlands, the United Kingdom, Singapore and South Korea.
•Playboy. Playboy has quickly become a strong mass market brand with established positions in Europe as well as an expanding presence in emerging markets. Playboy offers a variety of deodorant, shower gel and fragrance products in both men and women markets.
•Rimmel. The Rimmel brand comprises a broad line of color cosmetics products covering the entire range of women’s color cosmetics, including eye, face, lip and nail products. Rimmel is sold in drugstores and other mass distribution channels. Rimmel is the #3 color cosmetics brand in the European retail mass market and has experienced a solid increase in net revenues over the course of the past several years. Rimmel has been represented for more than ten years by Kate Moss, who has also developed and promoted her own signature line of Rimmel lipsticks. Most recently, the brand is also represented by supermodel, Georgia May Jagger, and international music star, Rita Ora.
•Sally Hansen. Sally Hansen is the #1 nail care product brand in North America. We believe that Sally Hansen has the most diversified and successful line of nail products in North America. Products in our Sally Hansen line include nail care products, nail color lacquers and nail and beauty implements. We also sell a broad range of depilatory and wax products through our Sally Hansen brand. Sally Hansen is sold in drugstores and other mass retailers. Although Sally Hansen is currently primarily a North American brand, we have established a presence in Europe, Asia and South America by focusing on nail care and color. In fiscal 2015, we launched Sally Hansen Miracle Gel for at-home gel manicures. Sally Hansen Miracle Gel has won 23 industry awards to date.
In addition to our power brands, we have a broad and deep portfolio of over 60 other brands, which accounted for 28% of our net revenues in fiscal 2015. These include regional brands such as Astor, Bourjois, Jil Sander, Joop! Lancaster and Manhattan, celebrity brands such as Beyoncé, David Beckham, Jennifer Lopez and Katy Perry and emerging brands such as Roberto Cavalli, Bottega Veneta and Miu Miu. A description of each of our brands is available at www.coty.com, but our website should not be considered part of or in any way incorporated by reference into this Annual Report on Form 10-K.
Our Strategic Vision
Our strategic vision is to strengthen Coty’s position as a global leader in beauty through a combination of organic and acquisitive growth.  Our long-term financial targets are to bring over time our net revenue growth in line with or ahead of the growth of the markets and segments in which we compete, while steadily expanding profit margins and generating strong cash flow. To achieve our strategic vision and long-term financial targets, we have developed a long term plan with the following priorities:

•
Developing our power brands, with a strong focus on superior innovation and high levels of brand support. We expect to review our designated power brands in connection our recently announced transaction to acquire The Proctor & Gamble Company’s fine fragrance, color cosmetics, and hair color businesses (the “Beauty Business”).

•
We aim to strengthen Coty’s global position in Fragrances and Color Cosmetics, while expanding our presence in Skin & Body Care through organic growth and a well-targeted acquisition strategy. Our ambition is to become the undisputed number one global player in Fragrances and to be among the top three global players in Color Cosmetics. We also plan to expand Coty’s presence in Skin & Body Care. Based on current market data, we expect that the Beauty Business will help us achieve our ambitions in Fragrance and Color Cosmetics, while expanding our current offerings into hair color. As such, our renewed focus will be on further strengthening our positions in Fragrances, Color Cosmetics and hair color, while maintaining our ambition for expansion in Skin & Body Care.

•	Progressing our emerging markets expansion strategy, with the objective of generating more than one third of our net revenues from emerging markets.

•
Gaining efficiency and simplification in our operating model through a global efficiency plan.  We believe our global efficiency plan will address the different cost components of our business, and we anticipate that annual savings from the plan will now be $270 million by the end of fiscal 2017.

Fragrances
Our Fragrances segment net revenues represented 50%, 51% and 50% of our net revenues in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, 2014 and 2013, our Fragrances segment generated $2.178 billion, $2.324 billion and $2.313 billion in net revenues, respectively, and $352.7 million, $341.2 million and $354.9 million in operating income, respectively.
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
We own certain of the trademarks associated with our fragrance products and license other trademarks from celebrities, fashion houses and other lifestyle brands. In fiscal 2015, we manufactured 76% of our fragrance products at our manufacturing facilities, and we market and distribute our fragrance products globally through local affiliates and third-party distributors. In fiscal 2015, 2014 and 2013, the Americas represented 31%, 31% and 34% , respectively, EMEA represented 52%, 53% and 50% , respectively, and Asia Pacific represented 17%, 16% and 16% , respectively, of our net revenues from our Fragrances segment.
Our top fragrance brands by percentage of net revenues are Calvin Klein, Marc Jacobs, Davidoff and Chloé. We have launched several new fragrance brands since 2010, including Balenciaga, Beyoncé, Bottega Veneta, Guess?, Katy Perry and Roberto Cavalli. Our newest fragrance brand Miu Miu, is scheduled for launch in calendar year 2015.
Color Cosmetics
Net revenues from our Color Cosmetics segment represented 33%, 30% and 31% of our net revenues in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, 2014 and 2013, our Color Cosmetics segment generated $1.445 billion, $1.366 billion and $1.468 billion in net revenues, respectively, and $158.5 million, $154.2 million and $208.8 million in operating income, respectively.
We are an emerging leader in color cosmetics. We are ranked 4th globally and 3rd in the combined North American and European mass retail markets. Our color cosmetics products include lip, eye, nail and facial color products. We maintain a #2 position in nail care products globally.
We have 11 brands in our Color Cosmetics segment, including Bourjois, which we acquired in fiscal 2015. Our top color cosmetics brands by percentage of net revenues are Rimmel, Sally Hansen and OPI. Most of our color cosmetics products are sold within mass distribution channels, with OPI mostly sold in professional distribution channels. Our strength in color cosmetics is driven by our OPI, Rimmel and Sally Hansen brands.
We own all the brands in our Color Cosmetics segment and their associated trademarks, except for Cutex, which we license. We associate celebrities’ images in the advertising of some of our color cosmetics brands such as Kate Moss, Georgia May Jagger and Rita Ora for Rimmel, Demi Lovato for N.Y.C. New York Color and Heidi Klum for Astor. In fiscal 2015, we manufactured 67% of our color cosmetics products at our manufacturing facilities. We market and distribute our color cosmetics products globally through our subsidiaries and our third-party distributors. In fiscal 2015, 2014 and 2013, the Americas represented 50%, 51% and 57%, respectively, EMEA represented 44%, 44% and 38%, respectively, and Asia Pacific represented 6%, 5% and 5%, respectively, of our net revenues from our Color Cosmetics segment.
Skin & Body Care
Our Skin & Body Care segment net revenues represented 17%, 19% and 19% of our net revenues in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, 2014 and 2013, our Skin & Body Care segment generated $771.9 million, $861.4 million and $867.8 million in net revenues, respectively and $33.1 million, $(337.3) million and $9.1 million in operating income (loss) , respectively.
In our Skin & Body Care segment, we continue to develop our brands and product lines and expand our product offerings. Our skin & body care products include shower gels, deodorants, skin care and sun treatment products. Our skin & body care brands are adidas, Lancaster, philosophy and Playboy. Lancaster and philosophy are sold in prestige distribution channels, adidas and Playboy are sold in mass distribution channels.
We own Lancaster and philosophy and their trademarks, and we license the trademarks associated with adidas and Playboy. In fiscal 2015, we manufactured 71% of our skin & body care products at our manufacturing facilities. We market and distribute our skin & body care products globally through our subsidiaries and our third-party distributors. In fiscal 2015, 2014 and 2013, the Americas represented 38%, 34% and 34%, respectively, EMEA represented 50%, 55% and 53%, respectively, and Asia Pacific represented 12%, 11% and 13%, respectively, of our net revenues from our Skin & Body Care segment.
Research and Development
Research and development is a pillar of our innovation. It combines cutting-edge research and technology, new ingredients and precise market testing, enabling us to develop and support the development of new products while continuing to improve our existing products. Our key new product developments with significant product innovation components in calendar years 2014 and 2015 included Rimmel Wonder’Lash mascara with Argan Oil, a patented creamy, volumizing and conditioning mascara, Sally Hansen Miracle Gel 2.0, the only two-step gel manicure with a plumping top coat that does not require light, philosophy ultimate miracle worker, featuring a patented multi-protection formula for the face and eyes, and Lancaster 365 Skin Repair Serum, which helps manage aging at the roots. Our products have received numerous awards, including awards from The Fragrance Foundation and CLIO. In fiscal 2015, among other awards, Daisy Dream Marc Jacobs received awards for Best Packaging of the Year and Consumer Choice Awards from The Fragrance Foundation Awards, Sally Hansen Miracle Gel received the Cosmetic Executive Women’s Insider Choice Beauty Award in Nail Product and Lancaster Sun Sport Invisible Mist Wet Skin Application SPF30 received Marie Claire’s Prix d’excellence 2014 award.
We continuously seek to improve our products through research and development, and strive to provide the consumer with the best possible products. Our research and development teams work with our marketing and operations teams to identify recent trends and consumer needs and to bring products quickly to market. Additionally, our basic and applied research groups, which conduct longer-term research such as “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. As of August 2015, we owned approximately 750 patents and patent applications globally.
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
As of August 2015, we had approximately 230 employees engaged in research and development. Research and development expenditures totaled 1.1%, 1.0% and 1.0% of net revenues in fiscal 2015, 2014 and 2013, respectively. We maintain five research and development centers, which are located in the U.S., Europe and China.
Suppliers, Manufacturing and Related Operations
We manufacture approximately 70% of our products in eight facilities around the world. These facilities are located in the U.S., Europe and China. Several of these locations provide multi-segment manufacturing. Approximately 30% of our finished products are manufactured to our specifications by third parties.
We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, customer service and product quality, increase efficiencies and reduce costs. We have a dedicated worldwide procurement team that we believe follows industry best practices and that is making a concentrated effort to reduce costs associated with our third-party suppliers. While we believe that our manufacturing facilities are sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make improvements in productivity. For example, we are streamlining our manufacturing facilities to optimize costs. To capitalize on supply chain benefits, we will continue to complement our own manufacturing network with the use of pertinent third parties on a global basis for finished goods production.
The principal raw materials used in the manufacture of our products are essential oils, alcohol and specialty chemicals. The essential oils in our fragrance products are generally sourced from fragrance houses. As a result, we realize material cost savings and benefits from the technology, innovation and resources provided by these fragrance houses.
We purchase the raw materials for all our products from various third parties. We also purchase packaging components that are manufactured to our design specifications. We work in collaboration with our suppliers to meet our stringent design and creative criteria. In fiscal 2015, no single supplier accounted for more than 8% of the materials used in the manufacture of our products.
We regularly benchmark the performance of our supply chain and adjust our suppliers and our distribution networks and manufacturing footprint based upon the changing needs of our business. We are always considering new ways to improve our overall supply chain performance through better use of our production and sourcing capabilities. We believe that we currently have adequate sources of supply for all our products. We have not experienced material disruptions in our supply chain in the past, and we believe we have robust practices in place to respond to any potential disruptions in our supply chain.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels. In calendar year 2013, we received a Frost & Sullivan Manufacturing Leadership 100 award for leadership in global value chain and in fiscal 2015, we received awards in Leadership and Strategy and Manufacturing in Action, from the Manufacturer of the Year Awards. We are continuing to evaluate and restructure our physical distribution network to increase efficiency and reduce our order lead times.
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
Our marketing strategy creates a distinct image and personality for each brand. Many of our products are linked to recognized designers and design houses such as Balenciaga, Bottega Veneta, Calvin Klein, Chloé, Marc Jacobs and Robert Cavalli, celebrities, such as Beyoncé Knowles, David Beckham, Enrique Iglesias, Jennifer Lopez and Katy Perry, and lifestyle brands, such as adidas, Davidoff, Playboy and Vespa. Each of our brands is promoted with consistent logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. Our strategy is to promote these brands mostly in television, print, outdoor ads, in-store displays and online on brand sites and social networks. We also leverage our relationships with celebrities to endorse certain of our products. Recent campaigns include Kate Moss and Georgia May Jagger for Rimmel, Scott Eastwood for Davidoff, Jasmine Tookes and Tobias Sorensen for Calvin Klein Eternity NOW, Christy Turlington and Ed Burns for Calvin Klein Eternity and a television spot for Marc Jacobs Daisy Dream directed by long-time Marc Jacobs muse Sofia Coppola.
Our marketing efforts also benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities. Such activities are designed to attract consumers to our counters, displays and walls and make them try, or purchase, our products. We also engage in sampling and “gift-with-purchase” programs designed to stimulate product trials. We have more recently been expanding our digital marketing efforts, including through websites we do not control or operate, with a multi-pronged strategy that ranges from brand sites, social networking campaigns and blogs, to e-commerce. Currently, 39 of our brands have marketing sites, 34 have social networking activities and 12 are sold on branded e-commerce sites. We also partner with key “brick and mortar” retailers in their expansion into e-commerce.
Our consolidated expenses for advertising and promotional costs were $1.008 billion, $1.070 billion and $1.072 billion in fiscal 2015, 2014 and 2013, respectively. Our consolidated expenses for total marketing and advertising were $1.471 billion, $1.563 billion and $1.574 billion in fiscal 2015, 2014 and 2013, respectively.
Distribution Channels and Retail Sales
We currently have offices in more than 35 countries and market, sell and distribute our products in over 130 countries and territories.
We have a balanced multi-channel distribution strategy and market products across price points in prestige and mass channels of distribution. We offer certain products through multiple distribution channels to reach a broader range of customers. We sell products in each of our segments through retailers, including hypermarkets, supermarkets, independent and chain drug stores and pharmacies, upscale perfumeries, upscale and mid-tier department stores, nail salons, specialty retailers, duty-free shops and traditional food, drug and mass retailers. Our principal retailers in the mass distribution channel include CVS, Rite-aid, Target, Walgreens and Wal-Mart in the U.S. and Boots, DM, Carrefour and Watson’s in Europe. Our principal retailers in the prestige distribution channel include Macy’s, Ulta, Dillards, BonTon and Nordstrom in the U.S., AS Watson and Douglas in Europe and Sephora in multiple geographic regions. Other principal retailers include Kohl’s and QVC. In fiscal 2015, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets. In fiscal 2015, our top ten retailers combined accounted for 29% of our net revenues and Wal-Mart, our top retailer, accounted for 7% of our net revenues. We are pursuing our strategy of geographic expansion by selling through retailers, our subsidiaries or third-party distributors and our strategy of increasing our presence in e-commerce by selling through websites that support an e-commerce-only product distribution business, including our own branded websites. We believe our commercial expertise enhances our capabilities when we enter new markets where products must suit local consumer preferences, incomes and demographics.
We also sell a broad range of our products through travel retail sales channels, including duty-free shops, airlines, cruise lines and other tax-free zones. Travel retail sales channels represented 7% of our net revenues in fiscal 2015. In addition, we sell our products through the internet over our retail partners’ e-commerce sites and through online retailers, and we sell our philosophy products through philosophy-branded websites and through direct marketing via television.
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
In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we report revenues on a net basis, which reflects the amount of actual returns received and the amount established for anticipated returns. As a percentage of gross sales after customer discounts and allowances, returns accounted for approximately 3.3%, 3.9% and 3.7% in fiscal 2015, 2014 and 2013, respectively.
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
Intellectual Property
Our success depends, at least in part, on our ability to protect our proprietary technology and intellectual property and to operate without infringing the proprietary rights of others. We rely on a combination of trademarks, patents, copyrights, trade secrets and know-how, intellectual property licenses and other contractual rights (including confidentiality and invention assignment agreements) to establish and protect our proprietary rights.
We own the trademark rights in key sales countries in international Class 3 trademark class (cosmetics and cleaning preparations) for use in connection with the distribution of the following brands: Astor, Bourjois, Coty, Joop!, Jovan, Lancaster, Manhattan, N.Y.C. New York Color, OPI, philosophy, Rimmel and Sally Hansen. We license the trademarks for the balance of our material products, and we are generally the exclusive trademark licensee for all Class 3 trademarks as used in connection with our products. We or our licensors, as the case may be, actively protect the trademarks used in our principal products in the U.S. and significant markets worldwide. We consider the protection of our trademarks to be essential to our business.
A number of our products also incorporate patented, patent-pending or proprietary technology in their respective formulations and/or packaging, and in some cases our product packaging is subject to copyright, trade dress or community design protection. While we consider our patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of patents or copyrights, is material to the conduct of our business. As of August 2015, we owned approximately 750 patents and patent applications globally.
Products representing a significant portion of our net revenues are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2015, we maintained 33 brand licenses. In fiscal 2015, 57% of our net revenues were generated from licensed brands, with our licensed power brands (our top six licenses) representing between 3% and 17% of total net revenues. In each of fiscal 2014 and 2013, 60% and 58% of our net revenues were generated from licensed brands, respectively.
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
We are currently in material compliance with all terms of our brand license agreements.
Most brand licenses have renewal options for one or more terms, which can range from three to twenty years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels. The next power brand license scheduled to expire that does not provide for automatic renewal or renewal at our option expires in fiscal 2022. Five of our brand licenses expire during fiscal 2016. We expect to renew four of these brand licenses, three of which provide for automatic renewal or renewal at our option. For additional risks associated with our licensing arrangements, see “—Risk Factors —Our business is dependent upon certain licenses.”
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
Employees
As of August 2015, we had approximately 8,100 full-time employees in over 35 countries. In addition, we employ a large number of seasonal contractors during our peak manufacturing and promotional season, primarily at our manufacturing facility in Sanford, North Carolina. We recognize the importance of our employees to our business and believe our relationship with our employees is satisfactory.
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
We face vigorous competition from companies throughout the world, including large multinational consumer products companies. Some of our competitors have greater resources than we do and may be able to respond more effectively to changing business and economic conditions than we can. Most of our products compete with other widely-advertised brands within each product segment. Competition in the beauty business is based on pricing of products, quality of products and packaging, perceived value and quality of brands, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas or whether new competitors will emerge in the beauty business, including competitors who offer comparable products at more attractive prices. In particular, the fragrances segment and nail category in the U.S. are being influenced by the high volume of new product introductions by diverse companies across several different distribution channels, including private label brands and lower cost brands that have increased pricing pressure. In addition, further technological breakthroughs, new product offerings by competitors, and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy. Our ability to compete also depends on the continued strength of our products, both power brands and other brands, the success of our branding, innovation and execution strategies, our ability to acquire or enter into new licenses and to continue to act as licensee of choice for various brands, the success of any future acquisitions, the continued diversity of our product offerings to help us compete effectively, the successful management of new product introductions and innovations, our success in entering new markets and expanding our business in existing geographies and our ability to protect our intellectual property. If we are unable to continue to compete effectively on a global basis, it could have an adverse impact on our business, results of operations and financial condition.
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
Our future growth, profitability and cash flows depend upon our ability to successfully implement our global business strategy, which is dependent upon a number of factors, including our ability to:

•	develop our power brands portfolio through branding, innovation and execution;

•	identify and incubate new and existing brands with the potential to develop into global power brands;

•	innovate and develop new products that are appealing to the consumer;

•	extend our brands into the other segments of the beauty industry in which we compete and develop new brands;

•	acquire or enter into new licenses;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels within existing geographies to increase market presence, brand recognition and sales;

•	expand our market presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products and supply chain integration and efficiency initiatives;

•	optimize the efficiency of our marketing spend and in-store execution;

•	manage capital investments and working capital effectively to improve the generation of cash flow; and

•	execute any acquisitions efficiently and integrate businesses successfully.
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

We may not realize the benefits that we expect from our Organizational Redesign.
On July 9, 2014, we announced an organizational structure (“Organizational Redesign”) aimed at reinforcing our growth path and strengthening our position as a global leader in beauty.
The successful implementation of our Organizational Redesign presents significant organizational challenges and uncertainties and may also require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize in full the anticipated benefits from our Organizational Redesign. Events and circumstances such as financial or strategic difficulties, unexpected employee turnover, delays and unexpected costs may occur that could result in us not realizing all of the anticipated benefits or us not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of our Organizational Redesign, our ability to fund other initiatives may be adversely affected. Any failure to implement our Organizational Redesign in accordance with our expectations could adversely affect our business, results of operations and financial condition.
We may not be able to identify suitable acquisition targets or realize the full intended benefit of acquisitions we undertake.
During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. The assets we have acquired in the past several years represent a significant portion of our net assets. We continue to seek financially accretive acquisitions that we believe strengthen our competitive position in our key segments or accelerate our ability to grow our emerging markets presence, including, for example our recently announced transaction with The Procter & Gamble Company (“P&G”) to acquire its fine fragrance, color cosmetics and hair color business.
There can be no assurance that we will be able to continue to identify suitable acquisition candidates in the future or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions. For example, in fiscal 2014, despite efforts to organize the management team and introduce new product innovation, the execution of the brand revamp plan by the management team for TJoy did not gain expected results, resulting in TJoy performing below our expectations and impairments of trademarks. In June 2014, we made the decision to discontinue the TJoy brand. Similarly, Philosophy earned lower net revenues than expected in the first fiscal year after its acquisition primarily due to delays in planned international distribution expansion, an innovation plan that was less successful than expected and a slowdown of brand sales momentum in certain key retailers, all of which also resulted in impairments of trademarks. See “—Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future” and “—The purchase price of future acquisitions may not be representative of the operations acquired.” Our failure to achieve intended benefits from any future acquisitions could cause a material adverse effect on our results, business or financial condition.
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
The P&G Beauty Business combination will expose the Company to risks inherent in the hair color business, and risks inherent in those geographies where P&G’s Beauty Business operates.
On July 8, 2015, we entered into a transaction agreement (the “Transaction Agreement”) with P&G, Galleria Co., a wholly owned subsidiary of P&G, and Green Acquisition Sub Inc., our wholly owned subsidiary (“Merger Sub”), to merge P&G’s Beauty Business into Merger Sub through a tax-free Reverse Morris Trust transaction.
If consummated successfully, the transaction is anticipated to create one of the world’s largest beauty companies and would represent a significant transformation of our existing business. Together with P&G’s Beauty Business, we are expected to become a global leader in fragrances and to significantly enhance our position in color cosmetics. The transaction is expected to give us a new category in the beauty industry through the addition of P&G’s hair color business, including the brands Wella and Clairol. The transaction is also expected to significantly expand our geographical footprint, providing scale in large beauty markets like Brazil and Japan, while also expanding our presence in important geographies in which we currently operate, such as in North America, Europe, the Middle East and Asia.
Upon completion of the transaction, we will be subject to a variety of risks associated the hair color business, in addition to those we already face in the fragrance, skin and body care, and color cosmetics business. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market, and other risks. In addition, we will be exposed to risks inherent in operating in geographies in which we have been less present in the past. See “—The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer”, “—Rapid changes in market trends and consumer preferences could adversely affect our financial results”, “—Third-party suppliers provide, among other things, the raw materials used to manufacture our products, and the loss of these suppliers, damage to our third-party suppliers’ reputations or a disruption or interruption in the supply chain may adversely affect our business” and “—Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks”.
The integration of P&G’s Beauty Business may not be successful or anticipated benefits from the transaction may not be realized.
In addition to acquiring risks associated with P&G’s Beauty Business itself, we also face the challenge of successfully integrating P&G’s Beauty Business operations into our own. The integration process will require us to significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business and P&G’s Beauty Business. There is a significant degree of difficulty and management involvement inherent in that process. We may not be able to successfully or cost-effectively integrate P&G’s Beauty Business. The process of integrating P&G’s Beauty Business into our operations may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.
Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the transactions, or realize these benefits within the time frame that is currently expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the P&G Beauty Business transaction may be offset by costs incurred or delays in integrating the companies. In addition, the benefits of the P&G Beauty Business transaction may be offset by operating losses relating to changes in commodity or energy prices, or in increased competition, or by other risks and uncertainties. If we fail to realize the benefits we anticipate from the P&G Beauty Business transaction, our results of operations may be adversely affected. See “—The purchase price of future acquisitions may not be representative of the operations acquired” and “—Our acquisition activities may present managerial, integration, operational and financial risks.”
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We currently have offices in more than 35 countries and market, sell and distribute our products in over 130 countries and territories. Our growth strategy depends in part on our ability to grow in emerging markets. Our presence in such markets may also expand as a result of our acquisition strategy, including our recently announced transaction with P&G.
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
The U.S. has imposed export controls and economic sanctions that prohibit export or re-export of products subject to U.S. jurisdiction to specified end users and destinations, and/or prohibit U.S. companies and other U.S. persons from engaging in business activities with certain persons, entities, countries or governments that it determines are adverse to U.S. foreign policy interests, including Iran and Syria. In 2012, we determined that our majority-owned subsidiary in the United Arab Emirates (“UAE”) had re-exported certain of our products manufactured in the U.S. to Syria, which may have been in violation of U.S. export control laws. We have taken remedial action to cease further sales to Syria. After voluntarily reporting these re-exports to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (the “OEE”), we received a warning letter from the OEE on January 6, 2014 stating that the OEE had closed its investigation. No financial penalties were imposed. In addition, we voluntarily reported to the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) that some of the affiliate’s Syria sales were made to a party that was designated as a target of U.S. economic sanctions by OFAC. We also determined that the same affiliate had re-exported some of our products to Iran through an intermediary UAE entity. We ceased all sales to the OFAC-designated party in January 2010 and have ceased all sales to Iran,

Syria and OFAC-designated parties. On May 12, 2015, OFAC decided to resolve the matter of these sales by issuing a cautionary letter and declining to impose a financial penalty. The cautionary letter does not preclude OFAC from taking further action if we violate OFAC administered sanctions in the future. We may experience reputational harm and increased regulatory scrutiny as a result of our subsidiary’s sales to Syria and Iran. In addition, the U.S. may impose additional sanctions at any time on other countries where we sell our products. If so, our existing activities may be adversely affected, or we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed.
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
In 2012, we determined that our majority-owned subsidiary in the UAE had re-exported certain of our products to Syria, and we voluntarily reported these transactions to OEE. We also undertook remedial action to prevent any further such transactions, including auditing the subsidiary and notifying each of the subsidiary’s employees and distributors of the current U.S. sanctions and export control laws and asking that each distributor acknowledge the same. We also notified OFAC of our voluntary disclosure to the OEE. We received a warning letter from the OEE on January 6, 2014 stating that the OEE had closed its investigation, and that the OEE imposed no financial penalties. On May 12, 2015, OFAC decided to resolve the matter of these sales by issuing a cautionary letter and declining to impose a financial penalty. However, in the course of our internal investigation into compliance by our majority-owned subsidiary in the UAE with U.S. export control laws, we also determined that the subsidiary may have violated EAR anti-boycott laws by including a legend on invoices confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S.-origin goods. We voluntarily disclosed the potential violations to the U.S. Department of Commerce, Bureau of Industry and Security, Office of Antiboycott Compliance (“OAC”) and undertook remedial action to prevent any further inclusion of the legends on invoices.
Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OAC has wide discretion to settle claims for violations. We believe that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See Note 25, “Commitments and Contingencies” in our notes to Consolidated Financial Statements.
Our business is dependent upon certain licenses.
Products covering a significant portion of our net revenues are marketed under exclusive license agreements which grant us and/or our subsidiaries the rights to use certain intellectual property (trademarks, trade dress, names and likeness, etc.) in certain fields on a worldwide and/or regional basis. As of June 30, 2015, we maintained 33 brand license agreements, which collectively accounted for 57% of our net revenues in fiscal 2015. In addition to our brand licenses, we also have other arrangements in place granting us rights to use trademarks and certain other intellectual property in products marketed under both our licensed and owned brands. In fiscal 2015, our top six licensed brands collectively accounted for 41% of our net revenues, and each represented between 3% and 17% of net revenues. The termination of one or more of our brand license agreements or the renewal of a brand license agreement on less favorable terms could have a material adverse effect on our business, financial condition and results of operations. While we may enter into additional brand license agreements in the future, the terms of such brand license agreements may be less favorable than the terms of our existing brand license agreements.
We rely on our brand licensors to manage and maintain their brands. Many of our brand licenses are with celebrities whose public personae we believe are in line with our current business strategy. Since we do not maintain control over such celebrities’ brand and image, however, they are subject to change at any time without notice, and there can be no assurance that these celebrity licensors will maintain the appropriate celebrity status or positive association among the consumer public to maintain sales of products bearing their names and likeness at the projected sales levels. Similarly, since we are not responsible for the brand or image of our designer licensors, sales of related products or projected sales of related products could suffer if the designer suffers a general decline in the popularity of its brands due to mismanagement, changes in fashion or consumer preferences, or other factors beyond our control.
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
Furthermore, the transfer of certain fragrance brand licenses from P&G to Coty, in connection with our transaction with P&G, is subject to licensor consent. If these consents cannot be obtained, we or P&G’s Beauty Business may suffer a loss of potential future revenues and may lose rights that are material to our or its respective businesses and the business of the combined company. In addition, third parties with whom we or P&G’s Beauty Business currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction.
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
We are required, at least annually, or as facts and circumstances warrant, to test goodwill and other assets to determine if impairment has occurred. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net revenue growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other assets and the implied fair value of the goodwill or the fair value of other assets in the period the determination is made. We cannot always accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, it would have an adverse effect on our financial condition and results of operations. During fiscal 2014 we recorded asset impairment charges of $316.9 million. The fiscal 2014 impairment charge of $60.5 million primarily related to TJoy’s trademark, customer relationships and manufacturing facility. Additionally, goodwill impairment charges of $256.4 on our Beauty - Skin & Body Care reporting unit were included in the fiscal 2014 impairment charges. These asset impairment charges are described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations —Operating Income —Adjusted Operating Income —Asset Impairment Charges.”
The purchase price of future acquisitions may not be representative of the operations acquired.
During the past several years, we have taken advantage of selected acquisition opportunities that we believed would complement our current product offerings, expand our distribution channels, increase the size and geographic scope of our operations or otherwise offer operating efficiency opportunities and growth potential. Among other acquisitions in fiscal 2011, we acquired 100% of TJoy for a total cash purchase price of $351.7 million via a stock purchase. In fiscal 2014, we incurred asset impairment charges of $316.9 million, representing the write-off of goodwill, identifiable intangible assets and certain tangible assets with respect to our Beauty - Skin & Body Care reporting unit. These impairment charges were driven by TJoy, where cash outflows significantly exceeded management expectations notwithstanding the reorganization of the management team and distribution network and the launch of new product offerings.
We are not aware of any other impairments at this time, and we cannot accurately predict the amount and timing of any other such impairments, if any. We may experience subsequent impairment charges with respect to goodwill, intangible assets or other items, as we did in fiscal 2014. It is possible that our recent and future acquisitions, such as the recently completed Bourjois acquisition and the recently announced transaction with P&G may result in acquisition of additional goodwill and/or other intangible assets. Any such goodwill or assets acquired may become subject to impairment, which would reflect that the purchase price paid or owed with respect to such acquisitions is not representative of the operations or business acquired, which could have an adverse effect on our financial condition and results of operations.
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
We remain dependent upon others for our financing needs, and our debt agreements contain restrictive covenants. Our 2013 Credit Agreement (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition-Liquidity and Capital Resources—Debt”) contains covenants requiring us to maintain specific financial ratios and contain certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness, dividends and other distributions and changes of control. There is a risk that these covenants could constrain execution of our business strategy and growth plans, including acquisitions. Should we decide to pursue an acquisition that requires financing that would result in a violation of our existing debt covenants, refusal of our current lenders to permit waivers or amendments to our existing covenants could delay or prevent consummation of our plans. The 2013 Credit Agreement will expire in April 2018 and the 2015 Credit Agreement (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt”) is payable in full in March 2018. There is no assurance that alternative financing or financing on as favorable terms will be found when these agreements expire.
We will assume a significant amount of debt as a result of our transaction with P&G, and anticipate seeking to refinance our own debt, which may not occur on favorable terms, or at all.
At the close of the transaction with P&G, we would, by operation of the merger, become responsible for the P&G Beauty Business’ debt, which is contractually agreed to be $2.9 billion, subject to certain adjustments, which may result in such amounts being higher.  The terms of this debt will permit us to incur a substantial amount of additional indebtedness, including secured debt. The existing debt together with the incurrence of additional indebtedness could have important consequences for our creditors. Additionally, as part of this transaction, we anticipate refinancing our existing debt.  There can be no assurance that we will be able to refinance our existing indebtedness on terms favorable to us, or at all.
We are subject to risks related to our international operations.
We operate on a global basis, and the majority of our fiscal 2015 net revenues was generated outside the U.S. We maintain offices in over 35 countries and have key operational facilities located outside the U.S. that manufacture, warehouse or distribute goods for sale throughout the world. As of June 30, 2015, approximately 69% of our total net revenues, and approximately 31% of our long-lived assets were attributable to our foreign operations. Non-U.S. operations are subject to many risks and uncertainties, including:

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

•
adverse weather conditions, social and economic conditions, terrorist attacks, war or other military action or violent revolution, such as recent events in Greece, Ukraine, Russia and the Middle East, and other geopolitical conditions.

We intend to reinvest undistributed earnings and profits from our foreign operations indefinitely, except where we are able to repatriate these earnings to the U.S. without material incremental tax expenditures. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We cannot predict whether or in what form this proposed legislation may pass. If enacted, such legislation could have a material adverse impact on our tax expense and cash flow. Further, certain U.S. tax provisions have expired that, if not retroactively extended, could materially and adversely affect the tax positions of many U.S. multinationals, including ourselves.
Substantially all of our cash and cash equivalents that result from these earnings remain outside the U.S. As of June 30, 2015, 2014 and 2013, cash and cash equivalents in foreign operations included $337.7 million, $1.233 billion and $914.2 million, or 99%, 99.6% and 99.3% of aggregate cash and cash equivalents, respectively.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the euro, the British pound, the Polish zloty, the Czech Republic koruna, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our financial condition and results of operations.
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
The retail industry, particularly in the U.S. and Europe, has continued to experience consolidation and other ownership changes, and the business environment for selling fragrances, color cosmetics, and skin & body care products may change further. During the last several years, significant consolidation has occurred. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in us becoming increasingly dependent on key retailers that control a higher percentage of retail locations, including large-format retailers and consolidated entities that own retail chains in both the mass and prestige distribution channels, which have increased their bargaining strength. Major retailers may, in the future, continue to consolidate, undergo restructuring or realign their affiliations, which could decrease the number of stores that sell our products or increase ownership concentration within the retail industry. Further business combinations among retailers may impede our growth and the implementation of our business strategy. In addition, the highly competitive U.S. discount and drug store environment has resulted in financial difficulties and store closings for a number of retailers, several of whom have liquidated or been acquired as a result. During the first half of fiscal 2014, retailers, particularly in North America, reduced to a substantial extent their inventories of products, including our products. In fiscal 2015, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets, including the U.S.
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
As the retail industry changes, consumers may prefer to purchase their fragrances and cosmetics from other distribution channels than those we use, and we may not be as successful in penetrating those channels as we currently are in other channels, or as successful as our competitors are. For example, we have historically not sold products through the direct sales channel in the markets where it is significant, and we are less experienced in e-commerce, direct response and door-to-door than in our more traditional distribution channels. Assuming e-commerce, direct response and door-to-door sales continue to grow worldwide, we will need to continue to develop strategies for these channels in order to remain competitive. If we are not successful in the direct sales channel, we may experience lower than expected revenues or be required to recognize impairments. See “—Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.”
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
As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. We have outsourced significant portions of our management for our logistics and European and U.S. distribution centers, as well as certain technology-related functions, to third-party service providers. The dependence on a third party could lessen our control over deliveries to our customers. For example, in the third quarter of fiscal 2013 we transitioned to a new third-party logistics provider in Europe, which negatively impacted our sales. While we believe we conduct appropriate due diligence before entering into agreements with outsourcing entities, the failure of one or more such entities to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
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
Furthermore, the P&G Beauty Business has contracts with third-party suppliers, vendors, customers, landlords and other business partners which may require us or it to obtain consents from these other parties in connection with our transaction with P&G. If these consents cannot be obtained, we or the P&G Beauty Business may suffer a loss of potential future revenues and may lose rights that are material to our or its respective businesses and the business of the combined company. In addition, third parties with whom we or the P&G Beauty Business currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction.
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
We are subject to various foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to or imposing liability with respect to, among other things, the use, storage, handling, transportation and disposal of hazardous substances and wastes as well as the emission and discharge of such into the ground, air or water at our facilities or off-site, and the registration and evaluation of chemicals. Certain environmental laws and regulations also may impose liability for the costs of cleaning up contamination, without regard to fault, on current or previous owners or operators of real property and any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. We are currently involved in investigation or removal and/or remediation activities at certain sites. For example, prior to its acquisition by us, Del Labs sold its LaCross facility in Newark, New Jersey. The buyer gave Del Labs certain indemnities and agreed to remediate the property. Coty received a demand from the New Jersey Department of Environmental Protection to complete the remediation of the property and, in response, we initiated litigation against the buyer in New Jersey Superior Court for the appointment of a statutory receiver of the property in connection with the remediation. The court has held that the buyer is responsible for the remediation of the property, although the court has not yet issued a final decision. While there can be no assurances as to remediation costs, we do not expect the remediation to result in material expenditures. Third parties may also make claims for personal injuries and property damage associated with releases of hazardous substances from these or other sites in the future.
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
We are controlled by JAB Cosmetics, B.V. (“JABC”), Lucresca SE (“Lucresca”), and Agnaten SE (“Agnaten”). As a result of their control of us, they have the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.
As of August 17, 2015, we are controlled by JABC. Lucresca and Agnaten indirectly share voting and investment control over the shares held by JABC. JABC holds 100% of our outstanding Class B Common Stock, 1.5% of our Class A Common Stock and 96% of the combined voting power of our outstanding common stock. Each share of our Class B common stock has ten votes per share, and our Class A Common Stock has one vote per share. As a result, JABC, Lucresca and Agnaten have the ability to exercise control over decisions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and significant corporate transactions, such as a merger or other sale of the Company or its assets. JABC, Lucresca and Agnaten have the ability to make these decisions regardless of whether others believe that such change or transaction is in our best interests. So long as JABC or affiliates of JABC continue to beneficially own a sufficient number of shares of Class B Common Stock, even if they own significantly less than 50% of the shares of our outstanding common stock, they will continue to be able to effectively control stockholder decisions.
This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive stockholders of an opportunity to receive a premium for their Class A Common Stock as part of a sale of the Company and may negatively affect the market price of our Class A Common Stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.
JABC, Lucresca and Agnaten collectively own more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange (“NYSE”) corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We occupy numerous offices, manufacturing and distribution facilities in the U.S. and abroad. Our principal executive office is located in New York, New York. We have five research and development facilities worldwide, located in the United States, Europe and China. We also operate manufacturing facilities in the United States, Europe and China. In fiscal 2012, we created a fragrance “Center of Excellence” for research and development and centralized global supply chain management in Geneva, Switzerland.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of August 17, 2015. The leases expire at various times subject to certain renewal options at our option.

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

Our June 28, 2013 letter to OEE also disclosed that prior to January 2010 some of our subsidiary’s sales to Syria were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). We did not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC, however, we also notified OFAC of our final voluntary disclosure to the OEE. On May 12, 2015, OFAC decided to resolve the matter of these sales by issuing a cautionary letter and declining to impose a financial penalty. The cautionary letter does not preclude OFAC from taking further action if we violate OFAC administered sanctions in the future.
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
Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OAC has wide discretion to settle claims for violations. We believe that it is reasonably possible that OAC may impose a penalty or penalties that would result in a material loss. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See “Risk Factors—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations” and Note 25, “Commitments and Contingencies” in our notes to Consolidated Financial Statements.
In fiscal 2014, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, our directors and certain of our executive officers, and the underwriters of the IPO alleging violations of the federal securities laws in connection with our initial public offering (“IPO”). Those lawsuits were consolidated under the caption In re Coty Inc. Securities Litigation (“Securities Litigation”), and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against Coty Inc., its directors and certain of its executive officers under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased our Class A Common Stock in the IPO, damages of an unspecified amount and equitable or injunctive relief.
On September 9, 2014, Plaintiffs voluntarily dismissed their claims against the underwriter defendants without prejudice. The Securities Complaint was further amended on October 18, 2014. We have filed a motion to dismiss the Securities Complaint which has been fully briefed since December 2014. The motion to dismiss is currently pending. We believe the Securities Complaint is without merit and intend to vigorously defend it.
In addition, we are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. In 2007, prior to its acquisition by Coty, Del Laboratories, Inc. (“Del Labs”) sold its LaCross manufacturing facility in Newark, New Jersey. The buyer gave Del Labs certain indemnities and assumed responsibility for environmental remediation of the property as required by the New Jersey Department of Environmental Protection (“NJDEP”). In February 2013, we received a demand from NJDEP to complete the remediation of the property. In May 2013, we initiated litigation against the buyer in New Jersey Superior Court for the appointment of a statutory receiver of the property in connection with the remediation as well as for indemnification and reimbursement of our legal fees. In February 2015, the court held that the buyer is responsible for the remediation and the reimbursement of certain of our legal fees, although the court has not yet issued a final decision. While we cannot predict the final outcome of the matter, management believes that the outcome of this matter and other current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock is listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “COTY” as of June 13, 2013.

	Fiscal 2015			Fiscal 2014
	High	Low	Cash Dividends	High	Low	Cash Dividends
July 1 - September 30	$18.47	$16.39	$—	$17.74	$14.46	$—
October 1 - December 31	21.00	15.74	0.20	16.68	14.63	0.20
January 1 - March 31	24.71	18.33	—	15.92	12.83	—
April 1 - June 30	32.62	23.26	—	18.95	14.85	—
Our Common Stock was not listed on the New York Stock Exchange or any other exchange prior to June 13, 2013. Our Class B Common Stock is not listed or publicly traded on any exchange.
On June 26, 2015, we issued 134,771 shares of our Class A Common Stock, in addition to the 15.4 million shares of Class A Common Stock issued on April 1, 2015, as consideration for the Bourjois acquisition in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder for a transaction by an issuer not involving any public offering.
Stockholders of Record
As of June 30, 2015 there were 22 stockholders of record of our Class A Common Stock and one stockholder of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
In the first quarter of fiscal 2015, we declared a cash dividend of $0.20 per share, or approximately $71.9 million on our Class A and Class B Common Stock. Of the $71.9 million, $71.0 million was paid in the second quarter of fiscal 2015 to holders of record of Class A and Class B Common Stock on October 1, 2014. The remaining $0.9 million is paid as restricted stock units settle.
As of June 30, 2015, we are required to comply with certain covenants contained within the 2013 Credit Agreement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt”) and the 2015 Credit Agreement. These covenants within the Agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt.”

Market Performance Graph
Comparison of Cumulative Total Return Since Date of IPO(a)
Coty Inc., The S&P 500 Index, and Fiscal 2015 Peer Group (b)
(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 13, 2013, the date of the IPO.
(b) The Peer Group includes L'Oréal S.A., Avon Products, Inc., Estee Lauder Companies, Inc., Revlon, Inc., and Elizabeth Arden, Inc.
The Market Performance Graph above assumes a $100.00 investment on June 13, 2013, in Coty Inc.’s common stock (on the date of the IPO), the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above and in the chart below are as of the last trading day in the quarter.

Equity Compensation Plan Information

Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders
Options	12,134,744	$11.56
Series A Preferred Stock	1,243,266	27.97
Restricted Stock Units	4,257,266	n/a
Subtotal	17,635,276	—	12,519,399
Equity compensation plans not approved by security holders
Options (a)	1,811,145	$9.75	—
Series A Preferred Stock (b)	645,921	27.97
Phantom Units (c)	49,432	n/a
Subtotal	2,506,498	—	—
Total	20,141,774		12,519,399

n/a	is not applicable

(a)	Executive Ownership Plan

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

(b)
On April 14, a duly constituted committee of the Board of Directors of the Company unanimously approved employment inducement awards of Series A Preferred Stock in the amount of 645,921 shares to Camillo Pane who had been announced as the Company’s new EVP of Category Development.

(c)
On December 1, 2014, the Board of Directors granted Lambertus J.H. Becht, our Chairman of the Board and interim Chief Executive Officer, an award of 49,432 phantom units. The award to Mr. Becht was outside of the Company’s Equity and Long-Term Incentive Plan. At the time of grant, the phantom units had a value of $1,000,000 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. The phantom units vest on the fifth anniversary of the grant date and, in the event of a change in control or Mr. Becht’s death or disability, the phantom units shall vest immediately. Within 30 days of the grant date, Mr. Becht had the ability to elect whether to receive payment in respect of the phantom units in cash or shares of Class A Common Stock. Mr. Becht elected to receive payment in respect of the phantom units in shares of Class A Common Stock.

Issuer Purchases of Equity Securities
No shares of Class A or Class B Common Stock were repurchased during the fiscal quarter ended June 30, 2015.

Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2015	2014	2013	2012	2011(a)
Consolidated Statements of Operations Data:
Net revenues	$4,395.2	$4,551.6	$4,649.1	$4,611.3	$4,086.1
Gross profit	2,638.2	2,685.9	2,788.8	2,787.3	2,446.1
Acquisition-related Costs	34.1	0.7	8.9	10.3	20.9
Asset impairment charges	—	316.9	1.5	575.9	—
Operating income (loss)	395.1	25.7	394.4	(209.5)	280.9
Interest expense—related party	—	—	—	—	5.9
Interest expense, net	73.0	68.5	76.5	89.6	85.6
Loss on early extinguishment of debt	88.8	—	—	—	—
Other expense (income), net	—	1.3	(0.8)	32.0	4.4
Income (Loss) before income taxes	233.3	(44.1)	318.7	(331.1)	185.0
(Benefit) provision for income taxes	(26.1)	20.1	116.8	(37.8)	95.1
Net income (loss)	259.4	(64.2)	201.9	(293.3)	89.9
Net income attributable to noncontrolling interests	15.1	17.8	15.7	13.7	12.5
Net income attributable to redeemable noncontrolling interests	11.8	15.4	18.2	17.4	15.7
Net income (loss) attributable to Coty Inc.	232.5	(97.4)	168.0	(324.4)	61.7
Per Share Data:
Weighted-average common shares
Basic	353.3	381.7	381.7	373.0	329.4
Diluted	362.9	381.7	396.4	373.0	339.1
Cash dividends declared per common share	$0.20	$0.20	$0.15	$—	$0.10
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.66	$(0.26)	$0.44	$(0.87)	$0.19
Diluted	0.64	(0.26)	0.42	(0.87)	0.18

(in millions)	Year Ended June 30,
	2015	2014	2013	2012	2011(a)
Consolidated Cash Flows Data:
Net cash provided by operating activities	$526.3	$536.5	$463.9	$589.3	$417.5
Net cash (used in) investing activities	(171.2)	(257.6)	(229.9)	(333.9)	(2,252.5)
Net cash (used in) provided by financing activities	(1,138.2)	(5.7)	69.0	(97.7)	1,903.8

(in millions)	As of June 30,
	2015	2014	2013	2012	2011(a)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$341.3	$1,238.0	$920.4	$609.4	$510.8
Total assets	6,018.9	6,592.5	6,470.0	6,183.4	6,813.9
Total debt	2,634.7	3,293.5	2,630.2	2,460.3	2,622.4
Total Coty Inc. stockholders’ equity	969.8	843.8	1,494.0	857.2	1,361.9

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
OVERVIEW
We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance and color cosmetics with heightened promotional activities in mass retail in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of certain of those brands which are later in their lifecycle. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. As part of our expansion efforts, we entered into agreements to broaden distribution in Asia, South Africa, Brazil, the United Kingdom (“U.K.”), United Arab Emirates (“U.A.E.”) and Kingdom of Saudi Arabia (“K.S.A.”) during fiscal 2014 and 2015 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies.
We have determined that our operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent our product groupings. During the three months ended September 30, 2014, in conjunction with the Organizational Redesign restructuring program (see Note 7, “Restructuring Costs” in Item 4, “Consolidated Financial Statements”), we reclassified revenues and costs associated with a brand from Fragrances to Skin & Body Care operating segment. This change has been reflected in each reporting period presented, both in the segment results below and in Note 11, “Goodwill and Other Intangible Assets, Net” in Item 4 “Consolidated Financial Statements”.
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
Adjusted Operating Income
We define Adjusted Operating Income as operating income adjusted for the following:
Share-based compensation adjustment:

•
For grants issued prior to June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation expense adjustment represents the difference between the grant date fair value and the fair value at June 12, 2013 using equity plan accounting.

•
Future adjustments for share-based compensation will consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is approximately $4, $1, and $0 for the fiscal years ended June 30, 2016, 2017, and 2018 respectively.

•
Share-based compensation adjustment may also include special transactions. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a full discussion of the share-based compensation adjustment; and

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
Constant Currency
We operate on a global basis, with the majority of our net revenues generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, to supplement financial results presented in accordance with GAAP, certain financial information is presented excluding the impact of foreign currency exchange translations to provide a framework for assessing how our underlying businesses performed excluding the impact of foreign currency exchange translations (“constant currency”). Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current and prior-period results for entities reporting in currencies other than U.S. dollars into U.S. dollars using prior year foreign currency exchange rates. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information we present may not be comparable to similarly titled measures reported by other companies.

Marketing and Advertising Costs
Management reviews marketing and advertising costs on an aggregated basis, including trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the year ended June 30, 2015, 2014 and 2013 are presented below:

	Year Ended June 30,
	2015	2014	2013
Trade marketing spend activities	$463.2	$492.9	$502.1
% of Net revenues	10.5%	10.8%	10.8%
Advertising and consumer promotional costs	1,007.7	1,070.0	1,072.3
% of Net revenues	22.9%	23.5%	23.1%
Total marketing and advertising costs	$1,470.9	$1,562.9	$1,574.4
% of Net revenues	33.4%	34.3%	33.9%
NET REVENUES
In fiscal 2015, net revenues decreased 3%, or $156.4, to $4,395.2 from $4,551.6 in fiscal 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 5%, partially offset by an increase in unit volume of 1% and a positive price and mix impact of 1%. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). The discontinuation of TJoy and China Optimization had an immaterial impact on our consolidated results, however positively affected our Skin & Body Care segment in Asia Pacific. In the quarter ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”), which positively impacted total net revenues in fiscal 2015 by 1%. The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. Excluding the negative impact of foreign currency exchange translations, the discontinuation of TJoy and China Optimization and the Bourjois acquisition, total net revenues in fiscal 2015 were consistent with total net revenues in fiscal 2014, reflecting a positive price and mix impact of 1% offset by a decrease in unit volume of 1%. Excluding the impact Bourjois acquisition, new launches represented approximately 16% of net revenues for fiscal 2015. The contribution from new launches was offset by an approximate 20% decline in net revenues from existing products that are later in their life cycles, in part due to the negative impact of foreign currency exchange translations.
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
Net Revenues by Segment

	Year Ended June 30,			Change %
(in millions)	2015	2014	2013	2015/2014	2014/2013
NET REVENUES
Fragrances	$2,178.3	$2,324.0	$2,312.8	(6%)	—%
Color Cosmetics	1,445.0	1,366.2	1,468.5	6%	(7%)
Skin & Body Care	771.9	861.4	867.8	(10%)	(1%)
Total	$4,395.2	$4,551.6	$4,649.1	(3%)	(2%)
Fragrances
In fiscal 2015, net revenues of Fragrances decreased 6%, or $145.7 to $2,178.3 from $2,324.0 in fiscal 2014. The decrease was primarily the result of a negative price and mix impact of 6% and a negative foreign currency exchange translations impact of 4%, partially offset by an increase in unit volume of 4%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 2%. The decrease in the segment primarily reflects lower net revenues from existing celebrity brands that are later in their lifecycles, Calvin Klein, whose lower net revenues were primarily due to the negative impact of foreign currency exchange translations, and Davidoff and Roberto Cavalli, reflecting lower new launch activity in fiscal 2015 relative to the strong contribution from new launches in fiscal 2014, and declines from existing product lines. The decline in the segment also reflects continued deterioration of fragrance market trends, particularly in Europe. Partially offsetting the decrease in the segment were higher net revenues from Marc Jacobs, in part due to the new launch Marc Jacobs Daisy Dream, along with incremental net revenues from recently launched Enrique Iglesias Adrenaline and Vespa. Results for Chloé were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Chloé increased in part due to the new launch of Chloé Love Story. The negative price and mix impact primarily reflects an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment. Also contributing to the negative price and mix were higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market, driven by a change in our distribution model.
In fiscal 2014, net revenues of Fragrances increased $11.2 to $2,324.0 from $2,312.8 in fiscal 2013. Foreign currency exchange translations had an immaterial impact on net revenues in Fragrances. An increase in unit volume of 3%, which includes a negative impact on net revenues related to the 2013 Ceased Activities of 1%, was offset by a negative price and mix impact of 3%. Excluding the impact to net revenues from the 2013 Ceased Activities, net revenues of Fragrances increased 1%. Segment growth was primarily driven by incremental net revenues from the newly established brand Katy Perry Killer Queen and higher net revenues from Calvin Klein, Davidoff and Roberto Cavalli in part due to the launches of Calvin Klein Downtown, Calvin Klein Endless Euphoria, Davidoff Cool Water Night Dive, Davidoff Cool Water Woman Sea Rose, Davidoff the Game, Roberto Cavalli Nero Assoluto and Just Cavalli for Him. Power brands Marc Jacobs and Chloé also positively impacted segment results in part due to the launches of Marc Jacobs Honey, Roses de Chloé and continued growth of Marc Jacobs Daisy. Also contributing to segment growth were higher net revenues from David Beckham, Jil Sander, Guess, Bottega Veneta and Nautica. Partially offsetting the increase in the segment was a decline in net revenues from Lady Gaga, Beyoncé and Vera Wang in part due to a lower level of new launch activity for these brands in fiscal 2014 compared to fiscal 2013, the expiration of certain licenses and lower net revenues from existing celebrity brands that are later in their lifecycles. Segment growth reflects weak market conditions in developed markets. The negative price and mix impact primarily reflects an increased level of promotional and discounted pricing activity in select developed markets, reflecting a competitive retail environment. Also contributing to lower price and mix was lower prices for select brands as we cascade them into different distribution channels in accordance with our strategy.
Color Cosmetics
In fiscal 2015, net revenues of Color Cosmetics increased 6%, or $78.8, to $1,445.0 from $1,366.2 in fiscal 2014. The increase was primarily the result of a positive price and mix impact of 7% and an increase in unit volume of 5%, partially offset by a negative foreign currency exchange translations impact of 6%. The Bourjois acquisition positively impacted net revenues by 4%, contributing 4% to the unit volume increase. Excluding the impact to net revenues from the Bourjois acquisition and the impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 8%. Higher net revenues were primarily driven by strong growth in Sally Hansen and Rimmel. The increase in Sally Hansen was primarily driven by the success of new launch Sally Hansen Miracle Gel. Higher net revenues in Rimmel primarily reflect incremental net revenues from new launches such as Rimmel Wonder'full mascara and Rimmel Provocalips liquid lipstick along with growth from existing brands, such as Rimmel Lasting Finish foundation and Rimmel Exaggerate eyeliner. Results for OPI were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for OPI increased, driven by growth in the U.S. professional channel, primarily due to incremental net revenues from new launch OPI Infinite Shine, and an increase in net revenues internationally, primarily reflecting incremental net revenues following the acquisition of a U.K. distributor. Partially offsetting the increase in OPI were lower net revenues in the U.S. retail channel driven by a decline in Nicole by OPI. The positive price and mix impact for the segment primarily reflects a price improvement in all major brands, in part reflecting the new launch of Sally Hansen Miracle Gel.
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
Skin & Body Care
In fiscal 2015, net revenues of Skin & Body Care decreased 10%, or $89.5, to $771.9 from $861.4 in fiscal 2014. The decrease in the segment was primarily the result of a decline in unit volume of 9% and a negative foreign currency exchange translations impact of 6%, partially offset by a positive price and mix impact of 5%. The discontinuation of TJoy and China Optimization contributed 3% to the unit volume decline and positively impacted price and mix by 4%. Excluding the negative impact of foreign currency exchange translations and the impact to net revenues from the discontinuation of TJoy and China Optimization, net revenues of Skin & Body Care decreased 5% with a unit volume decline of 6% and a positive price and mix impact of 1%, primarily reflecting higher relative volumes of higher-priced products. The decrease in the segment was primarily driven by lower net revenues from adidas and Playboy. Lower net revenues from adidas in part reflect the negative impact of foreign currency exchange translations, a change in our distribution model from subsidiary to distributor in China, a decline in the U.S. primarily related to lower holiday orders and reduced shelf space at a key retailer in fiscal 2015 compared to fiscal 2014 and declining net revenues in existing product lines. Partially offsetting these declines in adidas were incremental net revenues from new launches such as adidas UEFA Champions League Edition and incremental net revenues in Brazil, due to the commercial distributor relationship with Avon. The decline in Playboy was in part driven by the negative impact of foreign currency exchange translations, declining net revenues in existing product lines and lower net revenues in the U.S. related to reduced shelf space at select retailers and lower holiday orders in fiscal 2015 compared to fiscal 2014. Partially offsetting the decline in Playboy were incremental net revenues from new launches such as Playboy #Generation for Him and Playboy #Generation for Her and growth in Brazil, due to the commercial distributor relationship with Avon. Partially offsetting the decrease in the segment were higher net revenues from philosophy primarily reflecting strong growth in Asia Pacific and higher net revenues in key distribution channels in the U.S., in part due to new launch philosophy renewed hope in a jar.
In fiscal 2014, net revenues of Skin & Body Care decreased 1%, or $6.4, to $861.4 from $867.8 in fiscal 2013. Results were primarily driven by a decline in unit volume of 4% and a decline related to product returns associated with the reorganization of our mass business in China of 2%, partially offset by a positive price and mix impact of 4% and a positive foreign currency exchange translations impact of 1% . Excluding the impact to net revenues associated with the reorganization of our mass business in China and the positive impact of foreign currency exchange translations, net revenues of Skin & Body Care in fiscal 2014 were consistent with fiscal 2013 as higher net revenues from philosophy, Lancaster and adidas were offset by a decline in TJoy and Playboy. Net revenues from philosophy increased primarily due to higher net revenues in key distribution channels in the U.S., in part due to expanded distribution and new launches, and strong growth in Asia Pacific in part due to expanded distribution. Net revenues from Lancaster reflected strong growth primarily due to strong growth in sun care products and new launch Lancaster Total Age Correction, along with expanded distribution in China. Net revenues from adidas increased reflecting strong growth in emerging markets such as Southeast Asia, Brazil, China, and South Africa, partially offset by lower net revenues in developed markets such as the U.S., Germany, the Netherlands and Southern Europe in part due to an increased level of highly promotional and discounted pricing activity. Partially offsetting these increases in the segment were declines in TJoy, reflecting weak demand for the products which led to our decision to discontinue the brand along with the one-time impact to net revenues associated with the discontinuation of the brand, and Playboy, primarily due lower holiday customer orders in fiscal 2014 compared to fiscal 2013. The positive price and mix impact for the segment was primarily driven by lower relative volumes of lower-priced TJoy products and higher relative volumes of higher-priced philosophy and Lancaster products.
Net Revenues by Geographic Regions
In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Year Ended June 30,			Change %
(in millions)	2015	2014	2013	2015/2014	2014/2013
NET REVENUES
Americas	$1,696.0	$1,703.8	$1,914.8	—%	(11%)
EMEA	2,166.0	2,302.9	2,188.9	(6%)	5%
Asia Pacific	533.2	544.9	545.4	(2%)	—%
Total	$4,395.2	$4,551.6	$4,649.1	(3%)	(2%)
Americas
In fiscal 2015, net revenues in the Americas decreased $7.8, to $1,696.0 from $1,703.8 in fiscal 2014. Excluding the negative impact of foreign currency exchange translations of 1%, net revenues in the Americas increased 1%. Generating strong growth in the region was Brazil, due to incremental net revenues resulting from the commercial distributor relationship with Avon. Net revenues in the U.S. in fiscal 2015 were consistent with fiscal 2014, in part reflecting strong growth from power brands Sally Hansen, Rimmel and Marc Jacobs offset by lower net revenues from OPI, primarily reflecting the impact of international business transfer to subsidiaries outside of the U.S., a decline in existing celebrity fragrance brands that are later in their lifecycles, and lower net revenues from body care products, in part due to reduced shelf space at select retailers in the U.S. and lower holiday orders in fiscal 2015 compared to fiscal 2014. Net revenues in Canada declined in part due to the negative impact of foreign currency exchange translations along with lower net revenues in the Fragrances segment.
In fiscal 2014, net revenues in the Americas decreased 11%, or $211.0, to $1,703.8 from $1,914.8 in fiscal 2013. Excluding the negative impact of foreign currency exchange translations of 1% and the impact of net revenues related to the 2013 Ceased Activities of 1%, net revenues in the Americas decreased 9% primarily driven by lower net revenues in the U.S. The decline in the U.S. was largely driven by lower net revenues in Color Cosmetics, primarily due to a decline in Sally Hansen and OPI as described under “Net Revenues by Segment—Color Cosmetics” above, and Fragrances. The decline in Fragrances in the U.S. primarily reflects lower net revenues from Lady Gaga, Beyoncé and Vera Wang, in part due to a lower level of new launch activity in fiscal 2014 compared to fiscal 2013, the expiration of certain licenses, lower net revenues from existing celebrity brands that are later in their lifecycles and a decline in mature products in our power brands Chloé, Calvin Klein and Davidoff. Results in the U.S. reflect weak market conditions and reduction of inventory on hand by retailers. Lower net revenues from Canada also contributed to the decline in the region, in part reflecting a decrease in Sally Hansen, Lady Gaga, due to a lower level of new launch activity in fiscal 2014 compared to fiscal 2013, and lower net revenues from fragrances in the prestige market. Slightly offsetting the decline in the Americas were higher net revenues in Brazil, primarily reflecting the impact of our joint venture and commercial partnership established in fiscal 2013, and our travel retail business in the region, primarily due to growth from fragrances in the prestige market.
EMEA
In fiscal 2015, net revenues in EMEA decreased 6%, or $136.9, to $2,166.0 from $2,302.9 in fiscal 2014. Excluding the negative impact of foreign currency exchange translations of 8% and the impact of the Bourjois acquisition of 2%, net revenues in EMEA in fiscal 2015 were consistent with fiscal 2014. Generating growth in the region was our new subsidiary in South Africa and the Middle East, where we have benefited from our new U.A.E. and K.S.A. joint ventures. Results for Eastern Europe were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, net revenues for Eastern Europe increased primarily driven by growth in Color Cosmetics and Calvin Klein. Results for Germany and Southern Europe were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, net revenues for Germany and Southern Europe in fiscal 2015 were consistent with fiscal 2014. Net revenues in the U.K. declined in part due to the negative impact of foreign currency exchange translations and lower net revenues of Fragrances and Body Care products, offset by strong growth in Color Cosmetics driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel. Net revenues in our travel retail business declined primarily due to Calvin Klein. Net revenues in EMEA also reflect the negative impact of foreign currency exchange on transactions in our export and travel retail businesses.
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
Asia Pacific
In fiscal 2015, net revenues in Asia Pacific decreased 2%, or $11.7, to $533.2 from $544.9 in fiscal 2014. Excluding the negative impact of foreign currency exchange translations of 4% and the impact to net revenues from the discontinuation of TJoy and China Optimization of 2%, net revenues in Asia Pacific in fiscal 2015 were consistent with fiscal 2014. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations. Excluding this impact, however, net revenues in Australia increased primarily due to strong growth in Color Cosmetics, driven by Rimmel, OPI and Sally Hansen, and an increase in Fragrances. Contributing to growth in the region were higher net revenues in our travel retail business, primarily driven by power brands Marc Jacobs, philosophy and OPI, and Korea, primarily driven by Calvin Klein. Results for Southeast Asia were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Southeast Asia in fiscal 2015 were consistent with fiscal 2014. Results in the region were adversely impacted by lower net revenues in China. The decline in China was primarily driven by lower net revenues from adidas, in part due to the change in our distribution model.
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
COST OF SALES
In fiscal 2015, cost of sales decreased 6%, or $108.7, to $1,757.0 from $1,865.7 in fiscal 2014. Cost of sales as a percentage of net revenues decreased to 40.0% in fiscal 2015 from 41.0% in fiscal 2014, resulting in a gross margin improvement of approximately 100 basis points. Gross margin includes the positive impact from the refinement of estimates associated with China Optimization partially offset by the negative impact of higher acquisition-related costs in fiscal 2015 compared to fiscal 2014, in part due to costs associated with the Bourjois acquisition. Excluding the impact of these items on net revenues and cost of sales, gross margin improved approximately 50 basis points primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales, partially offset by the negative impact of higher customer discounts and allowances, reported in net revenues.
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2015, selling, general and administrative expenses decreased 7%, or $153.5, to $2,066.1 from $2,219.6 in fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 47.0% in fiscal 2015 from 48.8% in fiscal 2014. This decrease of 180 basis points includes a reduction of approximately 140 basis points primarily related to lower real estate consolidation program costs, share-based compensation expense adjustment, acquisition-related costs and China Optimization costs partially offset by higher business structure realignment costs. See “Adjusted Operating Income.” Excluding the items described above and the impact to net revenues associated with China Optimization, selling, general and administrative expenses decreased 5%, or $99.7, to $2,034.4 from $2,134.1 in fiscal 2014 and decreased as a percentage of net revenues to 46.3% from 46.7%. This decrease of 40 basis points primarily reflects lower advertising and consumer promotion spending and administrative costs, partially offset by losses related to foreign currency hedging. Lower advertising and consumer promotion spending primarily reflects the impact of foreign currency exchange translations. Excluding this impact, advertising and consumer promotion spending increased driven by investment in our power brands but declined as a percentage of net revenues, as the increase in spending on power brands was offset by a strategic reduction for the remainder of the portfolio. Lower administrative costs primarily reflect the impact of foreign currency exchange translations and costs savings resulting from our Organizational Redesign and China Optimization programs, partially offset by additional administrative costs related to the Bourjois acquisition and higher accruals related to the management incentive program.
In fiscal 2014, selling, general and administrative expenses decreased 3%, or $64.1, to $2,219.6 from $2,283.7 in fiscal 2013. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.8% in fiscal 2014 from 49.1% in fiscal 2013. This decrease of 30 basis points includes approximately 150 basis points related to lower share-based compensation expense adjustment and public entity preparedness costs partially offset by higher real estate consolidation program costs. See “Operating Income —Adjusted Operating Income.” Excluding the items described above and the impact to net revenues associated with the reorganization of our mass business in China, selling, general and administrative expenses increased $8.3, to $2,134.1, in fiscal 2014 from $2,125.8 in fiscal 2013 and increased as a percentage of net revenues to 46.7% from 45.7%. This increase of 100 basis points primarily reflects our investment in new subsidiaries in emerging markets, higher advertising and consumer promotion spending as a percentage of net revenues and the negative impact from foreign currency exchange translations, partially offset by lower discretionary costs reflecting our focus on cost containment in developed markets.
OPERATING INCOME
In fiscal 2015, operating income increased $369.4, to $395.1 from $25.7 in fiscal 2014. Operating margin, or operating income as a percentage of net revenues, increased to 9.0% of net revenues in fiscal 2015 as compared to 0.6% in fiscal 2014. This margin improvement primarily reflects the impact of lower asset impairment charges in our Skin & Body Care segment of approximately 700 basis points. Also contributing to margin improvement was approximately 180 basis points related to lower selling, general and administrative expenses, approximately 100 basis points related to lower cost of sales, approximately 20 basis points related lower amortization expense and approximately 20 basis points related to the gain on sale of an asset, partially offset by approximately 90 basis points related to higher restructuring expense and approximately 80 basis points related to higher acquisition-related costs.
In fiscal 2014, operating income decreased 93%, or $368.7, to $25.7 from $394.4 in fiscal 2013. Operating margin, or operating income as a percentage of net revenues, decreased to 0.6% of net revenues in fiscal 2014 as compared to 8.5% in fiscal 2013. This margin decline primarily reflects the impact of asset impairment charges in our Skin & Body Care segment of approximately 700 basis points. Also contributing to margin decline was approximately 100 basis points driven by higher cost of sales, approximately 40 basis points due to a gain on sale of assets in fiscal 2013 not repeated in fiscal 2014 and approximately 20 basis points related to higher restructuring expense, partially offset by approximately 30 basis points of lower selling, general and administrative expenses, approximately 20 basis points of lower acquisition-related costs and approximately 10 basis points related lower amortization expense.

Operating Income by Segment

	Year Ended June 30,			Change %
(in millions)	2015	2014	2013	2015/2014	2014/2013
OPERATING INCOME (LOSS)
Fragrances	$352.7	$341.2	$354.9	3%	(4%)
Color Cosmetics	158.5	154.2	208.8	3%	(26%)
Skin & Body Care (a)	33.1	(337.3)	9.1	>100%	<(100%)
Corporate	(149.2)	(132.4)	(178.4)	(13%)	26%
Total	$395.1	$25.7	$394.4	>100%	(93%)

(a) In fiscal 2014, we recorded an impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other long lived assets, reported in the Skin & Body Care segment.
Fragrances
In fiscal 2015, operating income for Fragrances increased 3%, or $11.5, to $352.7 from $341.2 in fiscal 2014. Operating margin increased to 16.2% of net revenues in fiscal 2015 as compared to 14.7% in fiscal 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.
In fiscal 2014, operating income for Fragrances decreased 4%, or $13.7, to $341.2 from $354.9 in fiscal 2013. Operating margin decreased to 14.7% of net revenues in fiscal 2014 as compared to 15.3% in fiscal 2013, primarily driven by higher cost of sales as a percentage of net revenues.
Color Cosmetics
In fiscal 2015, operating income for Color Cosmetics increased 3%, or $4.3, to $158.5 from $154.2 in fiscal 2014. Operating margin decreased to 11.0% of net revenues in fiscal 2015 as compared to 11.3% in fiscal 2014, primarily driven by the impact of the Bourjois acquisition on the segment. Excluding results directly attributable to the Bourjois acquisition, operating income margin improved 50 basis points driven by lower cost of sales partially offset by higher selling, general and administrative expenses as percentages of net revenues.
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
Skin & Body Care
In fiscal 2015, operating income for Skin & Body Care increased $370.4, to $33.1 from $(337.3) in fiscal 2014, primarily reflecting asset impairment charges of $316.9 in fiscal 2014. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. Operating income for Skin & Body Care segment includes one-time gains and losses related to China Optimization.
Excluding the impact of China Optimization in fiscal 2015 and fiscal 2014 and asset impairment charges in fiscal 2014, operating income increased $12.6, to $15.2 from $2.6 in fiscal 2014. Operating margin increased to 2.0% of net revenues in fiscal 2015 as compared to 0.3% in fiscal 2014, primarily driven by lower selling, general and administrative expenses and amortization expense as percentages of net revenues.
In fiscal 2014, operating income for Skin & Body Care decreased $346.4, to a loss of $(337.3) from $9.1 in fiscal 2013, primarily reflecting asset impairment charges of $316.9 and the impact of the reorganization of our mass business in China of $23.0. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Beauty - Skin & Body Care reporting unit which is included in the Skin & Body Care segment. One-time charges related to the reorganization of our mass business in China primarily include product returns, inventory obsolescence, the write-off of marketing material and accelerated depreciation of building furniture.
Excluding asset impairment charges and the one-time charge related to the reorganization of our mass business in China, operating income decreased $6.5, to $2.6 in fiscal 2014 from $9.1 in fiscal 2013. Operating margin decreased to 0.3% of net revenues in fiscal 2014 as compared to 1.0% in fiscal 2013, primarily driven by higher selling, general and administrative expenses in part due to higher advertising and consumer promotion spending partially offset by lower cost of sales and amortization expense as percentages of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $149.2, $132.4 and $178.4 in fiscal 2015, 2014 and 2013, respectively, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Year Ended June 30,			Change %
(in millions)	2015	2014	2013	2015/2014	2014/2013
Reported Operating Income	$395.1	$25.7	$394.4	>100%	(93%)
% of Net revenues	9.0%	0.6%	8.5%
Restructuring and other business realignment costs	91.4	34.1	36.1	>100%	(6%)
Acquisition-related costs (a)	44.2	26.9	9.6	64%	>100%
Share-based compensation expense adjustment	18.3	27.6	120.3	(34%)	(77%)
Asset impairment charges	—	316.9	1.5	(100%)	>100%
Public entity preparedness costs	—	1.2	7.7	(100%)	(84%)
Gain on sale of asset (b)	—	—	(19.3)	N/A	100%
Real estate consolidation program costs	(0.7)	32.3	22.5	<(100%)	44%
China Optimization	(19.4)	35.9	—	<(100%)	N/A
Total adjustments to Reported Operating Income	133.8	474.9	178.4	(72%)	>100%
Adjusted Operating Income	$528.9	$500.6	$572.8	6%	(13%)
% of Net revenues	12.0%	11.0%	12.3%

(a) Acquisition-related costs include items in addition to what is recorded in acquisition-related costs of $34.1, $0.7 and $8.9 for fiscal 2015, 2014 and 2013, respectively, in the Consolidated Statements of Operations. See “Acquisition-Related Costs.”
(b) The amount for fiscal 2015 differs from gain on sale of asset in the Consolidated Statement of Operations by $7.2 as gain related to the sale of a China facility is included in China Optimization. See “China Optimization.”
In fiscal 2015, Adjusted Operating Income increased 6%, or $28.3, to $528.9 from $500.6 in fiscal 2014. Adjusted operating margin increased to 12.0% of net revenues in fiscal 2015 as compared to 11.0% in fiscal 2014, driven by lower cost of sales, selling, general and administrative expenses and amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 7%. The Bourjois acquisition negatively impacted operating margin by 20 basis points.
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
Restructuring and Other Business Realignment Costs

In connection with the acquisition of the Bourjois brand, we recorded $15.3 of restructuring costs primarily related to distributor termination fees (“Acquisition Integration Program”), recorded in the Corporate segment. The related liability was $15.3 as of June 30, 2015. We currently estimate the total remaining accrual of $15.3 will result in cash expenditures of $10.1 and $5.2 in fiscal 2016 and 2017, respectively.
During the fourth quarter of fiscal 2014, our Board of Directors approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce our growth path and strengthen our position as a global leader in beauty. We anticipate pre-tax restructuring and related costs will be approximately $145.0 to $180.0, all of which will result in cash payments through fiscal 2018. We currently estimates that the total remaining accrual of $32.1 will result in cash expenditures of $27.1, $4.5, $0.5 and in fiscal 2016, 2017, and 2018, respectively. We anticipate that annual savings from the Organizational Redesign will be $160.0 by the end of fiscal 2017. During the fourth quarter of fiscal 2013, we implemented a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). The Productivity Program is progressing as planned and we continue to estimate pre-tax charges of approximately $70.0, of which $65.0 is expected to result in cash payments through 2017. We expect our total remaining accrual of $7.0 will result in cash expenditures of approximately $6.7 and $0.3 in fiscal 2016 and 2017, respectively. We anticipates annual savings of $65.0 by the end of fiscal 2017.
In fiscal 2015, we incurred restructuring and other business structure realignment costs of $91.4.
•We incurred restructuring costs of $76.0, included in restructuring costs in the Consolidated Statements of Operations, which primarily relate to $58.6 of costs for the Organizational Redesign, $15.3 of costs for the Acquisition Integration Program, and $2.1 of costs related to the 2013 Productivity Program.  These costs exclude $0.6 of income related to the refinement in estimates associated with China Optimization. See “China Optimization”.
•We incurred business structure realignment costs of $15.4 primarily related to our Organizational Redesign and the 2013 Productivity Program, which includes $1.3 of accelerated depreciation expense. All business structure realignment costs were included in selling, general and administrative expenses in the Consolidated Statements of Operations.
In fiscal 2014, we incurred restructuring and other business structure realignment costs of $34.1.
•We incurred restructuring costs of $27.5, included in restructuring costs in the Consolidated Statements of Operations, which primarily relate to $13.0 of costs for the Organizational Redesign and $14.2 of costs primarily related to the 2013 Productivity Program.  These costs exclude $9.8 of costs associated with the reorganization of our mass business in China.  See “China Optimization Costs”.
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
•We incurred business structure realignment program costs of $6.7 which consist of costs related to position eliminations in certain administrative functions of $2.2, costs related to structural reorganization in Geneva related to the creation of a fragrance “Center of Excellence” for research and development and the centralization of global supply chain management in Geneva of $1.2 and costs related to certain other programs in North America of $3.3, of which $1.0 consisted of accelerated depreciation. All business structure realignment costs were included in selling, general and administrative expenses in the Consolidated Statements of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition-Related Costs
In fiscal 2015, we incurred acquisition-related costs of $44.2. These costs primarily consist of consulting and legal fees related to the acquisition of Procter & Gamble’s (“P&G”) fine fragrance, color cosmetics and hair color business (“P&G Business”) and the Bourjois acquisition of $30.2 and $3.9, respectively, included acquisition-related costs in the Consolidated Statements of Operations. Also included in connection with the Bourjois acquisition are $3.3 of costs related to acquisition accounting impacts of revaluation of acquired inventory and $0.9 of costs related to inventory obsolescence, included in cost of sales in the Consolidated Statements of Operations, and $2.5 of costs related to sales returns, included in net revenues in the

Consolidated Statements of Operations. In addition, we incurred $3.4 of costs related to the revaluation of an inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Consolidated Statements of Operations. Acquisition-related costs of $40.8 and $3.4 were reported in Corporate and the Color Cosmetics segment, respectively.
In fiscal 2014, we incurred acquisition-related costs of $26.9. These costs primarily include $15.2 of fees related to the termination of a pre-existing manufacturing and distribution contract in South Africa after forming our wholly-owned subsidiary in South Africa and $0.4 of costs related to certain completed or contemplated business combinations, included in selling, general and administrative expenses in the Consolidated Statements of Operations, $10.6 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Consolidated Statements of Operations, and $0.7 of costs related to certain completed or contemplated business combinations, included in acquisition-related costs in the Consolidated Statements of Operations.
In fiscal 2013, we incurred acquisition-related costs of $9.6. These costs primarily include $6.7 of an additional charge related to the settlement reached between us and the seller of TJoy and $2.2 of external costs directly related to completed or contemplated business combinations which are included in acquisition-related costs in the Consolidated Statements of Operations. Also included are internal integration costs of $0.7 in connection with the four acquisitions we acquired in 2011 included in selling, general and administrative expenses in the Consolidated Statements of Operations.
In all reported periods, all acquisition-related costs were reported in Corporate, except where otherwise noted.
Share-Based Compensation Adjustment
Share-based compensation expense adjustment included in the calculation of the Adjusted Operating Income was $18.3, $27.6 and $120.3 in fiscal 2015, 2014 and 2013, respectively.
The decrease in the share-based compensation expense adjustment in fiscal 2015 compared to fiscal 2014 primarily reflects the impact of the vesting of special incentive awards associated with our initial public offering and an increase in the actual and expected forfeiture rate reflecting the impact of our recent Organizational Redesign, partially offset by $15.8 of costs associated with shares sold and shares repurchased related to the termination of an employment agreement with a potential CEO incurred by our controlling shareholder on our behalf, which are considered an incremental contribution to us.
The decrease in the share-based compensation expense adjustment in fiscal 2014 compared to fiscal 2013 primarily reflects the impact of the accounting modification from liability plan accounting to equity plan accounting as of June 12, 2013, the effective date of the share-based compensation plan amendments.
Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and calculated under liability plan accounting for the Series A Preferred Stock. We follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs, and calculated under liability plan accounting for the Series A Preferred Stock is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in our notes to Consolidated Financial Statements.
Asset Impairment Charges
In fiscal 2015, we did not incur any asset impairment charges.
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

Public Entity Preparedness Costs
In fiscal 2015, we did not incur any public entity preparedness costs.
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
Real Estate Consolidation Program Costs
In fiscal 2015, we incurred $0.7 of income related to the refinement of lease loss expense estimates in connection with the consolidation of real estate in New York.
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
China Optimization Costs
During the fourth quarter of fiscal 2014, we entered into a distribution agreement with a third-party distributor for some of our brands sold through the mass distribution channel in China and announced that we are discontinuing our TJoy brand. In conjunction with these events, we commenced implementation of restructuring and product rationalization activities of our mass business in China (“China Optimization”) that are expected to generate operating efficiencies. We realized annual savings from the China Optimization of $45.0 as of June 30, 2015.
In fiscal 2015, we incurred income of $19.4 related to China Optimization, of which $7.3, $7.2, $3.0, $1.3 and $0.6 was recorded in net revenues, gain on sale of asset, cost of sales, selling, general and administrative expenses and restructuring costs in the Consolidated Statements of Operations, respectively. Income of $11.6 was restructuring related primarily consisting of $5.3 due to the gain on sale of a facility of $7.2 net of real estate tax expense related to the sale of $1.9 and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $7.8 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the unanticipated sale of the TJoy brand and supporting production facility to a single buyer at the beginning of the third quarter, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $17.9, $0.9 and $0.6 related to China Optimization was reported in the Skin & Body Care segment, Color Cosmetics segment and Corporate, respectively.
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
INTEREST EXPENSE, NET

In fiscal 2015, net interest expense was $73.0 as compared with $68.5 in fiscal 2014. This increase is primarily due to increased amortization of deferred fees of $2.9 related to debt-refinancing, an increase of $1.3 in foreign exchange expense, net of derivative contracts, higher global borrowings incurring an additional $1.4 in interest expense and decreased interest income of $0.7. These items were offset by $1.8 reduced interest expense due to lower rates on average gross debt resulting from prepayment of Senior Notes.
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
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In fiscal year ended June 30, 2015, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “—Financial Condition—Liquidity and Capital Resources” below.
INCOME TAXES
The following table presents our provision for income taxes, and effective tax rates for the periods presented

	2015	2014	2013
(Benefit) Provision for income taxes	$(26.1)	$20.1	$116.8
Effective income tax rate	(11.2)%	(45.6)%	36.6%
The effective income tax rate for fiscal 2015 was (11.2)% as compared with (45.6)% in fiscal 2014 and 36.6% in fiscal 2013. The effective income tax rate in fiscal 2015 reflects a change in recognized tax benefit of $62.0 due to the settlement of tax audits in multiple foreign jurisdictions and the expiration of foreign and state statutes of limitation. The effective income tax rate in fiscal 2014 reflects tax expense of $36.1 in valuation allowances primarily due to TJoy’s ongoing operating losses and excess U.S. net deferred tax assets that cannot be recognized, asset impairment charges of $67.4 offset by a change in recognized tax benefit of $49.2 due to the settlement of tax audits in multiple foreign jurisdictions and the expiration of foreign and state statutes of limitation. The effective income tax rate in fiscal 2013 reflects tax expense of $18.2 in valuation allowances primarily due to TJoy’s ongoing operating losses, $16.0 associated with the non-deductibility of certain share-based compensation offset by a change in recognized tax benefit of $28.8 due to federal, state and foreign expirations in statutes of limitations and settlements.
During fiscal 2015, we transferred certain international intellectual property rights to our wholly owned subsidiary in Switzerland in order to align our ownership of these international intellectual property rights with our global operations.  Although the transfer of foreign intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in the U.S. that was offset by net operating loss carryforwards.  Income taxes incurred related to the intercompany transactions are treated as a prepaid income tax in our Consolidated Balance Sheet and amortized to income tax expense over the life of the intellectual property. The prepaid income tax is included in the “Prepaid expenses and other current assets” and “Other noncurrent assets” lines of the Consolidated Balance Sheet in the amount of $7.6 and $143.4, respectively. The prepaid income taxes are amortized as a component of income tax expense over twenty years.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2015			Year Ended June 30, 2014			Year Ended June 30, 2013
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income (Loss) Before Income Taxes	$233.3	(26.1)	(11.2)%	$(44.1)	20.1	(45.6)%	$318.7	116.8	36.6%
Adjustments to Reported Operating Income (a)	133.8	60.4		474.9	61.3		178.4	23.2
Other adjustments (b)	88.8	34.0		—	—		—	—
Adjusted Income Before Income Taxes	$455.9	$68.3	15.0%	$430.8	$81.4	18.9%	$497.1	$140.0	28.2%

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
The adjusted effective tax rate was 15.0% compared to 18.9% in the prior-year period. The decrease was a result of reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions. Cash paid during the year ended June 30, 2015, 2014 and 2013, for income taxes of $104.8, $84.1 and $84.0 represents 23.0%, 19.5% and 16.9% of Adjusted income before income taxes for the fiscal year ended, respectively.
NET INCOME ATTRIBUTABLE TO COTY INC.
In fiscal 2015, net income attributable to Coty Inc. increased $329.9, to $232.5, from $(97.4) in fiscal 2014. This increase primarily reflects higher operating income partially offset by loss on early extinguishment of debt, as described in “Loss of Early Extinguishment of Debt” above, and higher tax expense, as described in “Income Taxes” above.
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

	Year Ended June 30,			Change %
(in millions)	2015	2014	2013	2015/2014	2014/2013
Reported Net Income (Loss) Attributable to Coty Inc.	$232.5	$(97.4)	$168.0	>100%	<(100%)
% of Net revenues	5.3%	(2.1%)	3.6%
Adjustments to Reported Operating Income (a)	133.8	474.9	178.4	(72%)	>100%
Loss on early extinguishment of debt (b)	88.8	—	—	N/A	N/A
Adjustments to noncontrolling interest expense (c)	(1.2)	—	—	N/A	N/A
Change in tax provision due to adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	(94.4)	(61.3)	(23.2)	(54%)	<(100%)
Adjusted Net Income Attributable to Coty Inc.	$359.5	$316.2	$323.2	14%	(2%)
% of Net revenues	8.2%	6.9%	7.0%
Per Share Data
Adjusted weighted-average common shares (d)
Basic	353.3	381.7	381.7
Diluted	362.9	390.7	396.4
Adjusted net income attributable to Coty Inc. per common share
Basic	$1.02	$0.83	$0.85
Diluted	0.99	0.81	0.82

(a)
See the reconciliation included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Revenues—Operating Income-Adjusted Operating Income”.

(b)	Loss on early extinguishment of debt associated with repurchase of our Senior Notes. Included in loss on early extinguishment of debt in the Consolidated Statements of Operations.

(c)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market. Included in net income attributable to noncontrolling interests in the Consolidated Statements of Operations.

(d)
In fiscal 2015 and 2013, respectively, the adjusted number of common shares used to calculate non-GAAP adjusted diluted net income attributable to Coty Inc. per common share was the same as the number of diluted shares used to calculate GAAP net income (loss) per common share. In fiscal 2014 using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 9.0 higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share. In fiscal 2015, 2014, and 2013, respectively, the adjusted number of common shares used to calculate non-GAAP adjusted basic net income attributable to Coty Inc. per common share was identical to the number of basic shares used to calculate GAAP net income (loss) per common share.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended June 30, 2015. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Fiscal 2015				Fiscal 2014
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2015	2015	2014	2014	2014	2014	2013	2013
Consolidated Statements of Operations Data:
Net revenues	$1,019.5	$933.8	$1,259.6	$1,182.3	$1,041.5	$1,008.7	$1,323.2	$1,178.2
Gross profit	605.4	582.0	750.7	700.1	592.7	613.1	773.9	706.2
Asset impairment charges	—	—	—	—	—	316.9	—	—
Acquisition-related costs	32.2	0.3	1.6			0.5	0.1	0.1
Operating (loss) income	(23.4)	114.7	183.7	120.1	(11.4)	(272.0)	143.5	165.6
Interest expense, net	16.7	17.6	19.1	19.6	17.1	17.3	16.7	17.4
Other expense (income), net	0.2	(0.5)	0.3	—	3.6	(2.1)	—	(0.2)
(Loss) income before income taxes	(40.3)	97.6	164.3	11.7	(32.1)	(287.2)	126.8	148.4
Provision (benefit) for income taxes	(65.9)	15.4	29.4	(5.0)	(19.3)	(40.5)	33.7	46.2
Net income (loss)	$25.6	$82.2	$134.9	$16.7	$(12.8)	$(246.7)	$93.1	$102.2
Net income attributable to noncontrolling interests	$1.1	$2.9	$6.1	$5.0	$3.3	$3.4	$6.8	$4.3
Net income attributable to redeemable noncontrolling interests	$3.5	$3.8	$3.4	$1.1	$4.0	$3.2	$3.8	$4.4
Net income (loss) attributable to Coty Inc.	$21.0	$75.5	$125.4	$10.6	$(20.1)	$(253.3)	$82.5	$93.5
Per Share Data:
Weighted-average common shares:
Basic	360.4	344.7	353.4	354.2	374.3	384.0	384.4	384.0
Diluted	369.4	354.8	362.6	364.3	374.3	384.0	393.3	393.5
Cash dividends declared per common share	$—	$—	$—	$0.20	$—	$—	$—	$0.20
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.06	$0.22	$0.35	$0.03	$(0.05)	$(0.66)	$0.21	$0.24
Diluted	0.05	0.21	0.35	0.03	(0.05)	(0.66)	0.21	0.24
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our cash and cash equivalents balances decreased by approximately $900.0 during fiscal 2015 primarily as a result of the repayment of the revolving loan facility. Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of June 30, 2015, we had cash and cash equivalents of $341.3 compared with $1,238.0 at June 30, 2014.
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
Debt

	June 30, 2015	June 30, 2014
Short-term debt	$22.1	$18.8
Credit Agreement due March 2018	800.0	—
Coty Inc. Credit Facility
2013 Term Loan due March 2018	1,050.0	1,250.0
Incremental Term Loan due April 2018	625.0	625.0
Revolving Loan Facility due April 2018	136.5	899.5
Senior Notes
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and capital lease obligations	1.1	0.2
Total debt	2,634.7	3,293.5
Less: Short-term debt and current portion of long-term debt	(28.8)	(33.4)
Total Long-term debt	$2,605.9	$3,260.1
Short-Term Debt
We maintain short-term lines of credit with financial institutions around the world. Total available lines of credit were $127.7 and $141.4, of which $22.1 and $18.8 were outstanding at June 30, 2015 and 2014, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.7% to 18.0% and from 1.3% to 13.5% as of June 30, 2015 and 2014, respectively. The weighted-average interest rate on short-term debt outstanding was 7.1% and 6.7% as of June 30, 2015 and 2014, respectively. In addition, we had undrawn letters of credit of $4.1 and $3.6 as of June 30, 2015 and 2014, respectively.
Long Term Debt
2015 Credit Agreement
On March 24, 2015, we entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., BNP Paribas, Credit Agricole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. We used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding on its then-existing 2014 Credit Agreement, as defined below, and to repay $200.0 million of indebtedness outstanding on the existing 2013 Term Loan under the 2013 Credit Agreement, each as defined below, resulting in a remaining $1,050.0 term loan. The 2015 Credit Agreement provides for a term loan of $800.0 million (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan existing under the 2013 Credit Agreement, after giving effect to the 2015 Amendment as discussed below.
Rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2015 Credit Agreement could range from 0.125% to 1.875% based on our consolidated leverage ratio, as defined in the 2015 Credit Agreement. The applicable spread under the 2015 Credit Agreement in effect as of June 30, 2015 was 1.63%. The 2015 Credit Agreement also contained affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as discussed below. For the year ended June 30, 2015, we recorded deferred financing fees of $3.1 in Other noncurrent assets in the Consolidated Balance Sheet. Additionally, for the year ended June 30, 2015, we recorded a write-off of $0.9 of deferred financing fees related to the repayment of $200.0 million of indebtedness outstanding on the 2013 Credit Agreement.
Coty Inc. Credit Facility
On March 24, 2015, we entered into an amendment (“2015 Amendment”) to the 2013 Credit Agreement. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits us to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015. After December 31, 2015, the quarterly base leverage ratio steps down to 3.75 to 1.0 through the period ending December 31, 2016, and to 3.50 to 1.0 through maturity of the facility. For the year ended June 30, 2015, we recorded deferred financing fees of $3.1 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2015 Amendment.
On September 29, 2014, we entered into an Amendment (the “2014 Amendment”) to our existing 2013 Credit Agreement. The 2014 Amendment permits us to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. During the year-ended June 30, 2015, we recorded deferred financing fees of $3.1 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2014 Amendment.
On June 25, 2014, we entered into the Incremental Term Loan Amendment (the “2014 Incremental Amendment”) to the 2013 Credit Agreement. The 2014 Incremental Amendment provides for an incremental term loan of $625.0 ( the “Incremental Term Loan”), and the Incremental Term Loan has substantially the same terms and conditions as those of the 2013 Term Loan, except with respect to principal repayments. The Incremental Term Loan is payable in full on April 2, 2018. We entered into the Incremental Term Loan in connection with the repurchase of shares from two related parties during fiscal 2014 and for general corporate purposes. Applicable spreads on the borrowings under the 2014 Incremental Amendment, as amended by the 2014 Amendment, may range from 0.0% to 1.75% based on our consolidated leverage ratio, as defined in the 2013 Credit Agreement. Deferred financing fees of $2.2 were recorded in Other noncurrent assets in the Consolidated Balance Sheet in connection with the amendment as of June 30, 2014 and there were no deferred financing fees written off as a result of the amendment.
On April 2, 2013, we refinanced our then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”), with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2013 Credit Agreement provides a term loan of $1,250.0 (the “2013 Term Loan”), which expires on March 31, 2018. The amount outstanding on the 2013 Term Loan is $1,050.0 as of June 30, 2015. The 2013 Credit Agreement additionally provides a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) expiring on April 2, 2018, which includes up to $80.0 in swingline loans. Rates of interest on amounts borrowed under the 2013 Credit Agreement are based on the London Interbank Offer Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2013 Credit Agreement, as amended by the 2014 Amendment, may range from 0.0% to 1.75% based on our consolidated leverage ratio, as defined in the 2013 Credit Agreement. In addition to interest on amounts borrowed under the 2013 Credit Agreement, as amended by the 2014 Amendment, we pay a quarterly commitment fee, as defined in the 2013 Credit Agreement, on the 2013 Revolving Loan Facility that can range from 0.15% to 0.25% based on our consolidated leverage ratio, as defined in the 2013 Credit Agreement. Quarterly repayments for the 2013 Term Loan will commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal years 2017, and 2018 respectively. We used the proceeds from the 2013 Credit Agreement to repay in full all amounts outstanding under the Credit Agreement, dated August 22, 2011, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents and for general corporate purposes. In April 2013, we wrote off $2.6 of deferred financing fees associated with the refinancing, which was included in interest expense, net in the Consolidated Statements of Operations in fiscal 2013. As of June 30, 2015, we had $1,113.5 available for borrowings under the 2013 Credit Agreement.
2014 Credit Agreement
On September 29, 2014, we entered into a Credit Agreement (the “2014 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provided for a term loan of $600.0 scheduled to expire on September 28, 2015 at which time it was payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement were based on LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement could have ranged from 0.0% to 1.75% based on our consolidated leverage ratio, as defined in the 2014 Credit Agreement. We used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, as described below, prior to their maturity date. For the year-ended June 30, 2015, we recorded deferred financing fees of $1.9 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2014 Amendment.
On March 24, 2015, we used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding under the 2014 Credit Agreement.
Interest
Interest is payable quarterly or on the last day of the interest period applicable to the borrowing under our long-term debt facilities. The weighted-average interest rates on our term loans were 1.7%, 1.6%, and 1.9% in fiscal 2015, 2014, and 2013 respectively. The weighted-average interest rates on our revolving credit facilities was 1.4%, 1.3%, and 1.6% in fiscal 2015, 2014, and 2013.
Senior Notes
On September 29, 2014, we prepaid the Senior Notes. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, we incurred a loss on early extinguishment of debt of $88.8, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.
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
Financial Covenants
As of June 30, 2015, we are required to comply with certain covenants contained within the 2013 Credit Agreement and the 2015 Credit Agreement (each, as amended, the “Credit Agreements”). These covenants within the Credit Agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Credit Agreements include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events and certain cross defaults. In addition, a change of control is a default under the Credit Agreements. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits us to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015, subject to certain agreed step-downs thereafter as defined above, a consolidated interest coverage ratio, as these terms are defined in the Credit Agreements, equal to or greater than 3.0 to 1.0 for the previous 12-month period, except that the 2014 Amendment to the 2013 Credit Agreement permits us to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement.
We are in compliance with all financial covenants within the Credit Agreements as of June 30, 2015.
Business Combinations
Bourjois Acquisition
On April 1, 2015, we completed our purchase of 100% of the net assets of the Bourjois cosmetics brand (“Bourjois”) from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between us and CHANEL (the “Stock Purchase Agreement”), in order to further strengthen our position in the global color market. We issued to our foreign subsidiaries 15.5 million shares of our Class A Common Stock for $376.8 in cash and subsequently exchanged these shares with CHANEL as consideration for Bourjois. The shares had an approximate value of $376.8 based on the closing value of our Class A Common Stock on the New York Stock Exchange on April 1, 2015.
The business purpose of having our foreign subsidiaries (rather than our parent company) exchange shares with CHANEL was to acquire the respective Bourjois foreign entities based in France, the Netherlands, Switzerland, and the U.K. by our foreign entity organized in the same countries, wherever feasible, in order to make the post-acquisition integration of Bourjois’ foreign businesses and Coty’s foreign businesses as efficient as possible. None of the Bourjois entities acquired from CHANEL were organized or operated as a business in the United States, and thus, none of the shares issued to CHANEL were issued by a U.S. subsidiary. Under applicable tax principals, exchanges between us and our affiliates do not result in a taxable gain loss for us or our foreign subsidiaries. We used the cash proceeds from its foreign subsidiaries to repay revolving debt, reducing the total debt from approximately $3,600.0 as of March 31, 2015 to $3,200.0 as of April 2, 2015. The purchase price and allocation are expected to be finalized during fiscal 2016.
Pending Transaction with P&G
On July 8, 2015, we announced the signing of a definitive agreement to merge P&G’s Beauty Business into our business through a tax-free Reverse Morris Trust transaction. The transaction is based on a proposal by us valuing the P&G Beauty Business at approximately $12,500.0 at the time the proposal was made. Following the transaction, P&G shareholders are expected to own 52% of all outstanding shares on a fully diluted basis (inclusive of all outstanding equity grants), while our existing shareholders would own 48% percent of the combined company.  This transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions.

Cash Flows

	Year Ended June 30,
	2015	2014	2013
Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$526.3	$536.5	$463.9
Net cash used in investing activities	(171.2)	(257.6)	(229.9)
Net cash (used in) provided by financing activities	(1,138.2)	(5.7)	69.0
Net cash provided by operating activities
Net cash provided by operating activities was $526.3, $536.5 and $463.9 for fiscal 2015, 2014 and 2013, respectively. The decrease in operating cash flows in fiscal 2015 compared with fiscal 2014 of $10.2 is primarily due to an increase in net working capital of $46.5 primarily attributable to a decrease in cash inflows attributable to more favorable vendor terms negotiated in the prior years.  Offsetting the increased cash outflows in the current year was the absence of an advance of royalty payments to a licensor that occurred in the prior year of $36.5. The increase in operating cash inflows in fiscal 2014 compared with fiscal 2013 is primarily due to an increase in accrued expenses and other current liabilities of $235.8 primarily due to the elimination of cash exercises related to share-based compensation programs of $154.5 as a result of shared-based compensation plan amendments upon our initial public offering at the end of fiscal 2013 and lower bonus payments of $56.8 and an increase in accounts payable of $70.0 as a result of our initiatives to obtain more favorable vendor payment terms. These inflows were partially offset by lower cash provided by net income of $84.1 which includes the reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions of $38.1, higher cash outflows for prepaid advertising-related items for fiscal 2014 launches and other miscellaneous items of $30.2, higher cash outflows from other noncurrent assets of $45.9 mainly attributable to timing of advance royalty payments made to a licensor during the second quarter of fiscal 2014 and higher cash outflows for inventory of $46.6 from acquisitions in fiscal 2014 and the buildup of inventory for future launches.
Net cash used in investing activities
Net cash used in investing activities was $(171.2), $(257.6) and $(229.9) for fiscal 2015, 2014 and 2013, respectively. The decrease in cash outflows in fiscal 2015 as compared to fiscal 2014 of $86.4 is primarily driven by lower capital expenditures in the current year of $30.6, the use of equity to acquire a business in the current year, cash received from the Bourjois acquisition of $12.3 and the receipt of $14.8 primarily from the completion of the sale of assets in China. The increase in cash outflows in fiscal 2014 as compared to fiscal 2013 is primarily driven by a decrease in proceeds from the sale of an asset of $25.0, which occurred in fiscal 2013, related to the termination of one of our licenses by mutual agreement with the original licensor, and higher capital expenditure spending of $7.6 during fiscal 2014. During fiscal 2014 and 2013, we had similar cash outflows for two acquisitions in each of the fiscal years.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities was $(1,138.2), $(5.7) and $69.0 for fiscal 2015, 2014 and 2013, respectively. The increase in fiscal 2015 as compared to fiscal 2014 of $1,132.5 is primarily attributable to higher net cash outflows from debt related transactions of $1,400.3 including higher net repayments on revolving loan facilities of $817.5 and repayment of Senior Secured Notes of $584.6 and higher net payments for foreign currency contracts of $35.8, partially offset by lower cash outflows for the repurchase of treasury stock of $306.2. The increase in financing cash outflows in fiscal 2014 as compared with fiscal 2013 is primarily due to a $569.3 cash outflow for our share repurchase program and share purchase agreement in fiscal 2014 and higher dividend payments of $19.5, offset by an increase in net proceeds from borrowings under our 2013 Credit Agreement of $488.0.
Dividends
On September 16, 2014, we announced a cash dividend of $0.20 per share, or $71.9 on its Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Consolidated Balance Sheet as of June 30, 2015. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2015. Total accrued dividends on unvested RSUs of $1.4 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2015.

Share Repurchase
In connection with our Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014, we repurchased 13.4 million and 6.6 million shares of our Class A Common Stock during the year ended June 30, 2015 and 2014, respectively. The shares were repurchased in multiple transactions at prices ranging from $18.64 to $21.99 and $14.64 to $15.69 per share during the year ended June 30, 2015 and 2014, respectively. The fair value of all shares repurchased was $263.1 and $100.0 and was reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
On September 29, 2014, we entered into an agreement with Mr. Scannavini, our former Chief Executive Officer in connection with his resignation. The agreement required that we purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, we purchased 2.4 million shares of its Class A Common Stock for $42.0 and reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the year ended June 30, 2015. We made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.
On June 12, 2014, in connection with the PE Stock Purchase Agreement, a related party transaction, we repurchased a total of 27.9 million and less than 0.1 million shares of Class B Common Stock and Class A Common Stock, respectively, for $16.78 per share, which was determined by calculating the volume weighted average price of our Class A Common Stock from May 30, 2014 through June 5, 2014, inclusive. The value of Class B shares and Class A shares repurchased was $468.0 and $1.0, respectively, and was reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments as of June 30, 2015 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2016	2017	2018	2019	2020
Long-term debt obligations	$2,611.5	$6.5	$175.0	$2,430.0	$—	$—	$—
Interest on long-term debt obligations(a)	213.0	73.0	78.0	62.0	—	—	—
Operating lease obligations	430.3	59.0	49.5	43.2	37.7	35.7	205.2
License agreements:(b)
Royalty payments	271.3	32.9	34.8	32.7	34.9	30.9	105.1
Advertising and promotional spend obligations	238.2	66.5	42.6	32.6	34.5	36.0	26.0
Other contractual obligations(c)	161.3	37.1	32.1	28.2	22.5	12.6	28.8
Other long-term obligations:
Pension obligations (mandated)(d)	17.8	4.1	3.8	3.4	3.3	3.2	—
Total	$3,943.4	$279.1	$415.8	$2,632.1	$132.9	$118.4	$365.1

(a)
Interest costs on our variable rate debt are determined based on an interest rate forecast using the forward interest rate curve and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $17.0 over the term of our long-term debt.

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

(c)
Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial instruments arising out of our joint ventures as discussed in Note 6, “Joint Venture Arrangements”. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.

(d)
Represents future contributions to our pension plans mandated by local regulations or statutes. See Note 18, “Employee Benefit Plans” in our notes to Consolidated Financial Statements for additional information on our benefit plans’ investment strategies and expected contributions and for information regarding our total underfunded pension and post-employment benefit plans of $214.3 at June 30, 2015.

The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $182.9 as of June 30, 2015, as we are unable to predict when, or if, any payments would be made. See Note 15, “Income Taxes” in our notes to Consolidated Financial Statements for additional information on our uncertain tax benefits.
Pursuant to our fiscal 2006 acquisition of Unilever Cosmetics International, we were contractually obligated to make annual contingent purchase price consideration payments for a 10-year period following the acquisition to the seller. Payments were based on contractually agreed upon sales targets and could range up to $30.0 per year. We paid $30.0 during the third quarter of fiscal 2015, 2014 and 2013 for such contingent consideration. The March 2015 payment was the final contingent purchase price payment due under the contract.
We have a 33% and 45% redeemable noncontrolling interest in our consolidated subsidiaries in the UAE and Hong Kong, respectively. We have the right to purchase the noncontrolling interests in these subsidiaries from the noncontrolling interest holders (“call right”) and the noncontrolling interest holders have the right to sell their noncontrolling interests (“put right”) to us at certain points in time. Given the provisions of the put and call rights, the entire noncontrolling interests are redeemable outside of our control and are recorded in temporary equity at the estimated redemption value of $86.3 and $106.2 as of June 30, 2015 and 2014 respectively. See Note 21, “Noncontrolling Interests and Redeemable Noncontrolling Interests” in our notes to Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency gains (losses) of $7.9, $(18.7) and $0.1 in fiscal 2015, 2014 and 2013, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. In addition, we recorded foreign currency losses of $4.1, $2.8 and $0.2 in fiscal 2015, 2014 and 2013, respectively, resulting from financing foreign currency exchange transactions that have been included within interest expense, net and other (income) expense, net. These expenses are net of hedging impact.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations. The accumulated loss on these derivative instruments in AOCI, net of tax, was $0.1 and $8.9 as of June 30, 2015 and June 30, 2014, respectively.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2015, a 10.0% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures are estimated to result in a pretax gain of approximately $54.4. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
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
If interest rates had been 10% higher/lower and all other variables were held constant, operating income in fiscal 2015 and 2014 would decrease/increase by $5.1 and $3.2, respectively.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $12.4 and $2.1 as of June 30, 2015 and 2014, respectively. Accordingly, management believes risk of material loss under these hedging contracts is remote.
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
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $3.6 as of June 30, 2015 and 2014, respectively.
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
Revenue Recognition
Revenue is recognized when realized or realizable and earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3.3%, 3.9% and 3.7% of gross revenue after customer discounts and allowances in fiscal 2015, 2014 and 2013, respectively. Trade spending activities represent 9.3%, 9.4% and 9.4% in fiscal 2015, 2014 and 2013, respectively.
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
We assess goodwill at least annually as of May 1 for impairment, or more frequently, if certain events or circumstances warrant. We test goodwill for impairment at the reporting unit level, which is the same level as our reportable segments. We identify our reporting units by assessing whether the components of our reporting segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.
During the fourth quarter of fiscal 2014, our Board of Directors approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce our growth path and strengthen its position as a global leader in beauty. We evaluated the impact of the Organizational Redesign on the determination of our operating segments and reporting units. We concluded that our operating and reportable segments continue to be Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). As a result of Organizational Redesign and the new structure we have identified three reporting units: Fragrances, Color Cosmetics and Skin & Body Care as compared to five reporting units in fiscal 2014 where Color Cosmetics was considered an operating segment and a reporting unit and the Fragrances and Skin & Body Care operating segments each included two reporting units (Prestige and Beauty). Commencing July 1, 2014, Color remained a stand-alone reporting unit and Fragrances and Skin & Body Care combined Prestige and Beauty to create two reporting units, respectively.
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
There were no impairments of goodwill at our reporting units in fiscal year 2015.
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
In step two of the test, the implied fair value of goodwill was determined by comparing the fair value of the other assets in the reporting unit to the fair value of the reporting unit. Predominantly as a result of the fair value of the adidas license, the implied fair value of goodwill was determined to be nil. Consequently, goodwill was fully impaired, resulting from a reduction in fair value of the Beauty - Skin & Body Care reporting unit of 43.4% from the May 1, 2013 fair value and total non-cash impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other assets.
Using an income approach, we prepared projections for two distinct turn-around options and applied a weighted-average probability expectation to these options. The options considered were (i) a significant reduction in the number of sales representatives with a corresponding reduction in sales of TJoy products and a shift in focus to larger distributors and accounts and (ii) discontinuing distribution of the TJoy brand and outsourcing adidas through a single distributor in China. The most significant assumptions utilized in our model included a range of revenue growth rates of 1.2% to 5.0%; a perpetual growth rate in the terminal year of 4.0%; blended federal and local tax rate of 30%; and a market-based weighted average cost of capital of 13.0%. Based on this analysis, we determined that the carrying value of the reporting unit exceeded its fair value and therefore recorded an impairment charge, resulting in a full write off of the remaining goodwill balance for this reporting unit. We believe that the assumptions used in the projections are reasonable. If we had used average and perpetual growth rates that were approximately 200 basis points higher than the rate assumptions used in the projections, goodwill would not have been impaired.
There were no impairments of goodwill at our reporting units in fiscal year 2013.
Based on the annual impairment test performed at May 1, 2015, we determined that the fair values our reporting units significantly exceeded their respective carrying values at that date by a range of approximately 68% to greater than 100%. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate of 9.5%.
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
Other Intangible Assets
We assess indefinite-lived other intangible assets (trademarks) at least annually as of May 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value. Trademarks are tested for impairment on a brand level basis.
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
On May 1, 2015, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
The carrying value of our indefinite-lived other intangible assets was $1,274.0 as of June 30, 2015, and is comprised of trademarks for the following brands: OPI of $660.0, philosophy of $265.3, Sally Hansen of $182.2, Bourjois of $112.0 and three other brands totaling $54.5. As of May 1, 2015, we determined that the fair value of our philosophy brand exceeded its fair value by approximately 11% using projections that assumed weighted average growth rates of approximately 3.9% and a discount rate of 10.5%. The fair value of the philosophy trademark would fall below its carrying value if the weighted average annual growth rate decreased by approximately 70 basis points or the discount rate increased by 75 basis points. The remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 36% to greater than 100%.
In the course of evaluating the results for the third quarter fiscal 2014 and the preparation of third quarter financial statements, we noted the net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that required an interim impairment test for goodwill and certain other intangible assets in the Beauty - Skin & Body Care Reporting Unit.
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
There were no impairments of long-lived assets in fiscal 2015.
During fiscal 2014, we recorded a $6.0 impairment charge in asset impairment charges in the Consolidated Statements of Operations related to a manufacturing facility in China as discussed above in "Other Intangible Assets". Subsequently in October 2014, we agreed to sell certain TJoy assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. As a result, we recognized a gain of $7.2 in Selling, general and administrative expenses in the Consolidated Statements of Operations during fiscal 2015.
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
The long-term rates of return on our pension plan assets are based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income (loss). Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. In fiscal 2015, our pension plans had actual returns on assets of $4.8 as compared with expected return on assets of $4.2, which resulted in a net deferred gain of $0.6, substantially all of which is currently subject to be amortized over periods ranging from approximately 6 to 32 years. The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.
The rate of future compensation increases is another assumption used by our third-party actuarial consultants for pension accounting.
The weighted-average assumptions used to determine our projected benefit obligation were as follows:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2015	2014	2015	2014	2015	2014
Discount rates	4.1%-4.5%	3.1%-4.4%	1.0%-2.7%	1.8%-3.2%	4.1%-4.6	4.8%
Future compensation growth rates	N/A	N/A	1.5%-2.5%	2.0%-2.5%	N/A	N/A
The weighted-average assumptions used to determine our net periodic benefit cost during the fiscal year were as follows:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates	3.1%-4.5%	3.6%-5.0%	3.4%-4.6%	1.8%-3.2%	2.3%-3.8%	2.2%-4.5%	4.2%-4.8%	5.4%	4.9%
Future compensation growth rates	N/A	N/A	N/A	2.0%-2.5%	2.0%-2.5%	2.5%-3.0%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	6.5%	6.5%	6.5%	2.8%-4.3%	3.3%-4.3%	3.3%-4.3%	N/A	N/A	N/A
Our post-employment plans comprise health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$6.1	$(5.6)
Effect on post-employment benefit obligation	0.6	(0.5)
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
Share-Based Compensation
We account for its share-based compensation plans for common stock as equity plans. The share-based compensation for equity plans is estimated and fixed at the grant date, based on the estimated fair value of the award. Series A Preferred Stock is accounted for using the liability accounting method to the extent the award is required to be settled in cash. Accordingly, share-based compensation expense for the liability was measured at the end of each reporting period based on the fair value of the award on each reporting date and was recognized as an expense to the extent earned.
Prior to June 12, 2013, our share-based compensation plans were accounted for as liability plans as they allowed for cash settlement or contained put features to sell shares back to us for cash. Accordingly, share-based compensation expense was measured at the end of each reporting period based on the fair value of the award on each reporting date and was recognized as an expense to the extent vested until the award was settled. If the award was settled for shares, the shares were included in the number of shares of common stock outstanding and the fair value of the shares was re-measured at each reporting period date through Selling, general and administrative expense as share-based compensation expense if the shares were classified as Accrued expenses and other current liabilities. Once the holders had retained the risks and rewards of share ownership by holding the shares for a reasonable period of time after they were vested and issued, generally a period of six months from vesting and issuance, the liability was reclassified, in the Consolidated Balance Sheets, between liabilities and equity as Redeemable common stock at fair value. Subsequent changes in fair value of the shares classified as Redeemable common stock were recognized in Retained earnings or, in the absence of Retained earnings, in Additional paid-in capital.
On June 12, 2013 in conjunction with our IPO, our outstanding share-based plans, consisting solely of common stock plans, were amended to eliminate the ability to settle the awards for cash and the put features to sell the shares back to us for cash and provided only a share settlement option and, as such, the plans are accounted for as equity plans. Accordingly, share-based compensation was estimated and fixed based on the fair value of outstanding share-based instruments on June 12, 2013, net of estimated forfeitures and recognized over the requisite service period.
The fair value of our outstanding Series A Preferred Stock liability as of June 30, 2015 and stock option liability at June 12, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	2015	2014	2013
Expected life	5.79 years	N/A	4.03 years
Risk-free interest rate	1.96%	N/A	0.84% - 1.51%
Expected volatility	26.14%	N/A	32.53% - 33.01%
Expected dividend yield	0.63%	N/A	0.86% - 0.97%
Our stock options generally become exercisable 5 years from the date of the grant.
The fair value of our outstanding nonqualified stock options accounted for as equity plans granted during the year ended June 30, 2015 was estimated using the Black-Scholes valuation model with the assumptions in the table below. There were no stock options accounted for under equity plans granted during 2014 and 2013.

2015
Expected life	7.50 years
Risk-free interest rate	1.79%
Expected volatility	31.73%
Expected dividend yield	0.80%
Share-based compensation expense totaled $35.9, $46.8 and $144.4 in fiscal 2015, 2014 and 2013, respectively. Share-based compensation expense is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Share-based Compensation Expense Adjustment
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
The following table compares the impact of share-based compensation expense in total to the sum of a) share-based compensation expense under equity plan accounting based on grant date fair value and b) share-based compensation expense for Series A Preferred Stock, which is used to measure the performance of segments:

	Year Ended June 30,
	2015	2014	2013
Share-based compensation expense:
Expense under liability plan accounting prior to June 12, 2013	$—	$—	$142.2
Expense under liability plan accounting Series A Preferred Stock	0.4
Expense under liability plan accounting for special transactions (d)	15.8
Expense under equity plan accounting	19.7	46.8	2.2
Total share-based compensation expense (a)	35.9	46.8	144.4
Expense under equity plan accounting based on grant date fair value(b) and expense for Series A Preferred Stock (b)	17.6	19.2	24.1
Share-based compensation expense adjustment for pre-IPO grants(c) and special transactions(d)	$18.3	$27.6	$120.3

(a)	See Note 23, “Share-Based Compensation Plans,” in our notes to the Consolidated Financial Statements.

(b)	Share-based compensation expense calculated as if we had applied equity plan accounting since the grant date of the award for our Pre-IPO share-based compensation plans for common stock.

(c)
Share-based compensation adjustment for Pre-IPO grants in fiscal 2015, 2014, and 2013 of $2.5, $27.6 and $120.3, respectively, consisted of (i) the difference between share-based compensation expense accounted for under equity plan accounting based on the grant date fair value and total share-based compensation expense, which was accounted for under liability plan accounting prior to June 12, 2013 and equity plan accounting subsequent to the IPO based on the fair value on June 12, 2013, for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares and restricted stock units and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. Vesting of the special incentive awards was dependent upon the occurrence of (i) an initial public offering by September 14, 2015, or (ii) if an initial public offering has not occurred by September 14, 2015, upon achievement of a target fair value of our share price and the completion of the service period on September 14, 2015. On June 13, 2013, the date our Class A common stock began trading on the New York Stock Exchange, 50% of the special incentive awards vested.

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

(d)
The adjustment also includes $15.8 million related to special transactions our parent company JABC has conducted with a related party as explained at Note 22 “Equity,” in our notes to the Consolidated Financial Statements. This expense is excluded from our segments and operating income as management views the discounted sale of shares and subsequent probable repurchase as outside the normal course of business.

As a result of the transition from liability plan accounting to equity plan accounting for our pre-IPO grants a final “mark to market” of the liability related to such awards was recorded. Based on our IPO price, in fiscal 2013 we recorded share-based compensation expense of $34.0, reclassified $188.9 from Accrued expenses and other current liabilities and $256.5 from Redeemable common stock to Additional paid in capital which reflects the change in the pre-IPO carrying amount and the estimated fair value of outstanding share-based awards and other share-based compensation activity as of June 12, 2013. The expense was recorded as an increase in share-based compensation expense and included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through June 30, 2015 and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2015. It is not practicable for us to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.
The balance of cumulative undistributed earnings of non-U.S. subsidiaries was $2,138.7 and $1,879.1 as of June 30, 2015 and 2014, respectively. Our cash and cash equivalents balance at June 30, 2015 and 2014, includes $337.7 and $1,233.1, respectively, of cash held by foreign operations associated with our permanent reinvestment strategy.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2015 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2015 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2015 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2015 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2015 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2015 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included herein: See Index on page F-1.

(2)	Financial Statement Schedule: See S-1.

(3)	All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.

(4)	List of Exhibits:

Exhibit Number	Document
2.1	Stock Purchase Agreement, dated March 12, 2015, between the registrant and Chanel International B.V. (previously filed on March 13, 2015 as Exhibit 2.1 to the registrant’s report on Form 8-K)
2.2	Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc.*
2.3	Repurchase Letter Agreement dated August 13, 2015 among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc.
3.1	Form of Amended and Restated Certificate of Incorporation (previously filed on May 14, 2013 as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)
3.2	Amended and Restated By-Laws (previously filed on April 24, 2013 as Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
4.1	Specimen Class A Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
4.2	Specimen Class B Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
4.3	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (previously filed on April 20, 2015 as Exhibit 4.1 to the registrant’s report on Form 8-K)
10.1	Form of Phantom Unit Award Terms and Conditions (previously filed on December 5, 2014 as Exhibit 10.1 to the registrant’s report on Form 8-K)
10.2
Credit Agreement, dated as of April 2, 2013, among the registrant, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC as Lead Arrangers and Joint Bookrunners, and the lenders party thereto (previously filed on April 24, 2013 as Exhibit 10.1 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.3
Third Amendment, dated March 24, 2015, to the Credit Agreement, dated April 2, 2013, among the registrant, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC as Lead Arrangers and Joint Bookrunners, and the lenders party thereto (previously filed on March 24, 2015 as Exhibit 10.1 to the registrant’s current report on Form 8-K)

10.4
Credit Agreement, dated as of March 24, 2015, among the registrant, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC as Lead Arrangers and Joint Bookrunners, and the lenders party thereto (previously filed on March 24, 2015 as Exhibit 10.2 to the registrant’s current report on Form 8-K)

10.5
Incremental Term Loan Amendment, dated as of June 25, 2014, to the Credit Agreement among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders listed on the signature page thereto (previously filed on June 25, 2014 as Exhibit 10.1 to the registrant's current report on Form 8-K)

10.6	Registration Rights Agreement, dated April 1, 2015, between the registrant and Mousseluxe S.a.r.l. (previously filed on April 1, 2015 as Exhibit 10.1 to the registrant’s report on Form 8-K)
10.7
Lease Agreement, dated as of July 14, 2008 and amended as of March 17, 2009, May 19, 2011 and April 6, 2012, between the registrant and Empire State Building Company L.L.C. (previously filed on January 24, 2013 as Exhibit 10.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.8
Lease Agreement, dated as of July 12, 2013, between Coty France S.A.S. and Patrizia Gewerbeinvest KAG MBH (previously filed on November 8, 2013 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K)

10.9
Lease Agreement, dated as of January 22, 2014, between the Company and Westinvest Gesellschaft Für Ivesmentfonds mbH (previously filed on May 14, 2014 as Exhibit 10.8 to the registrant's quarterly report on Form 10-Q)

10.10
Lease Agreement, dated as of November 12, 1992 and amended as of February 4, 1994, March 10, 1997, January 23, 2000, March 31, 2000, August 1, 2006, January 28, 2008 and August 14, 2012 between Baker-Properties Limited Partnership and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.9 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.11
Lease Agreement, entered into as of March 31, 2000 and amended as of August 1, 2006, September 8, 2009, August 16, 2010 and August 14, 2012 between WU/LH 100 American L.L.C., as successor to Baker Properties Limited Partnership, and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.12
Lease Agreement, dated as of July 25, 2011, between Terinvest SA and Coty Geneva S.A. (previously filed on January 24, 2013 as Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.13
Lease Agreement, dated August 14, 2012 between WU/LH 500 American L.L.C. and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.14	Lease Agreement, dated April 17, 2014 between Coty Lancaster S.A.M. and Catherine Matthyssens (previously filed on August 28, 2014 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K)
10.15
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

10.18	Employment Agreement, dated September 15, 2013, between Coty Inc. and Darryl McCall (previously filed on September 17, 2013 as Exhibit 10.17 to the registrant's Annual Report on Form 10-K)
10.19
Employment Agreement, dated October 1, 2012, between Coty S.A.S. and Jean Mortier (previously filed on May 14, 2013 as Exhibit 10.19 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)

10.20
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

10.22	Employment Agreement, dated December 3, 2013, between the registrant and Patrice de Talhouët (previously filed on December 6, 2013 as Exhibit 10.1 to the registrant's current report on Form 8-K)
10.23	Employment Agreement, dated January 22, 2014, between Coty Geneva S.A. Versoix and Catia Cesari (previously filed on May 14, 2014 as Exhibit 10.48 to the registrant's quarterly report on Form 10-Q)
10.24	Employment Agreement, dated January 2014, between Coty Geneva S.A. Versoix and Mario Reis (previously filed on August 28, 2014 as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K)
10.25	Employment Agreement, dated January 18, 2008 between Coty S.A.S. and Thomas Muench (previously filed on May 16, 2014 as Exhibit 10.1 to the registrant's current report on Form 8-K)
10.26	Short Term Transfer Agreement Letter, dated May 5, 2014, between the registrant and Thomas Muench (previously filed on May 16, 2014 as Exhibit 10.2 to the registrant's current report on Form 8-K)
10.27	Employment Agreement, dated April 7, 2015, between Coty Services U.K. Limited and Camillo Pane
10.28	Employment Agreement, dated April 17, 2015, between the registrant and Elio Leoni Sceti (previously filed on April 20, 2015 as Exhibit 99.1 to the registrant’s report on Form 8-K)
10.29	Separation Agreement, dated July 21, 2014, between the registrant and Ralph Macchio (previously filed on August 28, 2014 as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K)
10.30	Separation Agreement Amendment, dated January 21, 2015, between the registrant and Ralph Macchio
10.31	Settlement Agreement, dated between Coty Italia S.p.A. and Michele Scannavini (previously filed on November 6, 2014 as Exhibit 10.47 to the registrant’s quarterly report on Form 10-Q)
10.32
Settlement Agreement, dated December 18, 2014, between Coty Geneva S.A. Versoix and Catia Cesari (previously filed on February 5, 2015 as Exhibit 10.48 to the registrant’s quarterly report on Form 10-Q)

10.33	Separation Agreement, dated April 30, 2015, between Coty Geneva SA Versoix and Renato Semerari
10.34	Dissolution Agreement, dated June 22, 2015, between the registrant and Elio Leoni Sceti
10.35
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

10.46	Coty Inc. Stock Plan for Non-Employee Directors (previously filed on April 24, 2013 as Exhibit 10.37 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
10.47
Form of Nonqualified Stock Option Award Agreement Under Coty Inc. Stock Plan for Non-Employee Directors (previously filed on April 24, 2013 as Exhibit 10.38 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.48
Coty Inc. 2007 Stock Plan for Directors, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.39 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.49
Adoption of Amendments to Pre-2008 Stock Options Granted Under the Coty Inc. 2007 Stock Plan for Directors Or the Coty Inc. Stock Plan for Non-Employee Directors (applicable to awards outstanding on September 14, 2010) (previously filed on April 24, 2013 as Exhibit 10.40 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.50
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.41 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.51
Coty Inc. Stock Purchase Program for Directors, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.42 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.52
Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.43 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.53
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.44 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.54
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.45 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.55	Form of Subscription Agreement for Series A Preferred Stock

10.56
Second Amendment, dated September 29, 2014, to the Credit Agreement, dated April 2, 2013, among the registrant, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A. as Syndication Agents, J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Merrill Lynch Pierce, Fenner & Smith Incorporated, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC as Lead Arrangers and Joint Bookrunners, and the lenders party thereto (previously filed on October 2, 2014 as Exhibit 10.1 to the registrant’s current report on Form 8-K)

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
*
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 17, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Lambertus J.H. Becht	Interim Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	August 17, 2015
(Lambertus J.H. Becht)
/s/Patrice de Talhouët	Chief Financial Officer (Principal Financial Officer)	August 17, 2015
(Patrice de Talhouët)
/s/Thomas Muench	Senior Vice President, Group Controller (Principal Accounting Officer)	August 17, 2015
(Thomas Muench)
/s/Joachim Faber	Director	August 17, 2015
(Joachim Faber)
/s/Olivier Goudet	Director	August 17, 2015
(Olivier Goudet)
/s/Peter Harf	Director	August 17, 2015
(Peter Harf)
/s/Paul Michaels	Director	August 17, 2015
(Paul Michaels)
/s/Erhard Schoewel	Director	August 17, 2015
(Erhard Schoewel)
/s/Robert Singer	Director	August 17, 2015
(Robert Singer)
/s/Jack Stahl	Director	August 17, 2015
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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2015 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2015.
The Company's internal control over financial reporting as of June 30, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Lambertus J.H. Becht                    /s/Patrice deTalhouët
Lambertus J.H. Becht                    Patrice deTalhouët
Interim Chief Executive Officer and             Chief Financial Officer
Chairman of the Board of Directors

August 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coty Inc.,
New York, New York

We have audited the internal control over financial reporting of Coty Inc. and its subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
August 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coty Inc.,
New York, New York
We have audited the accompanying consolidated balance sheets of Coty Inc. and its subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, redeemable common stock and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coty Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2015, which expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
August 17, 2015

COTY INC. & SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations	F-1
Consolidated Statements of Comprehensive Income (Loss)	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Equity, Redeemable Common Stock and Redeemable Noncontrolling Interests and Consolidated Statements of Equity and Redeemable Noncontrolling Interests	F-4
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts	S-1

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2015	2014	2013
Net revenues	$4,395.2	$4,551.6	$4,649.1
Cost of sales	1,757.0	1,865.7	1,860.3
Gross profit	2,638.2	2,685.9	2,788.8
Selling, general and administrative expenses	2,066.1	2,219.6	2,283.7
Amortization expense	74.7	85.7	90.2
Restructuring costs	75.4	37.3	29.4
Acquisition-related costs	34.1	0.7	8.9
Asset impairment charges	—	316.9	1.5
Gain on sale of asset	(7.2)	—	(19.3)
Operating income	395.1	25.7	394.4
Interest expense, net	73.0	68.5	76.5
Loss on early extinguishment of debt	88.8	—	—
Other expense (income), net	—	1.3	(0.8)
Income (loss) before income taxes	233.3	(44.1)	318.7
(Benefit) provision for income taxes	(26.1)	20.1	116.8
Net income (loss)	259.4	(64.2)	201.9
Net income attributable to noncontrolling interests	15.1	17.8	15.7
Net income attributable to redeemable noncontrolling interests	11.8	15.4	18.2
Net income (loss) attributable to Coty Inc.	$232.5	$(97.4)	$168.0
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.66	$(0.26)	$0.44
Diluted	0.64	(0.26)	0.42
Weighted-average common shares outstanding:
Basic	353.3	381.7	381.7
Diluted	362.9	381.7	396.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2015	2014	2013
Net income (loss)	$259.4	$(64.2)	$201.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(228.4)	63.8	19.9
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(1.6), $1.6 and nil, respectively	8.8	(8.9)	—
Pension and other post-employment benefits adjustment, net of tax of $(17.6), $9.8 and $(6.0), respectively	30.1	(21.3)	7.5
Total other comprehensive (loss) income, net of tax	(189.5)	33.6	27.4
Comprehensive income (loss):	69.9	(30.6)	229.3
Comprehensive income attributable to noncontrolling interests:
Net income	15.1	17.8	15.7
Foreign currency translation adjustment	(0.4)	0.3	(0.2)
Total comprehensive income attributable to noncontrolling interests	14.7	18.1	15.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	11.8	15.4	18.2
Foreign currency translation adjustment	(0.2)	(0.2)	(1.0)
Total comprehensive income attributable to redeemable noncontrolling interests	11.6	15.2	17.2
Comprehensive income (loss) attributable to Coty Inc.	$43.6	$(63.9)	$196.6
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$341.3	$1,238.0
Trade receivables—less allowances of $19.6 and $16.7, respectively	679.6	664.8
Inventories	557.8	617.4
Prepaid expenses and other current assets	191.0	201.2
Deferred income taxes	86.7	63.4
Total current assets	1,856.4	2,784.8
Property and equipment, net	500.2	540.3
Goodwill	1,530.7	1,342.8
Other intangible assets, net	1,913.6	1,837.1
Deferred income taxes	10.4	11.4
Other noncurrent assets	207.6	76.1
TOTAL ASSETS	$6,018.9	$6,592.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$748.4	$810.2
Accrued expenses and other current liabilities	719.2	723.6
Short-term debt and current portion of long-term debt	28.8	33.4
Income and other taxes payable	22.4	29.4
Deferred income taxes	7.4	0.7
Total current liabilities	1,526.2	1,597.3
Long-term debt	2,605.9	3,260.1
Pension and other post-employment benefits	206.5	272.5
Deferred income taxes	352.6	273.3
Other noncurrent liabilities	256.7	228.7
Total liabilities	4,947.9	5,631.9
COMMITMENTS AND CONTINGENCIES (Note 25)
REDEEMABLE NONCONTROLLING INTERESTS	86.3	106.2
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.9 and none issued and outstanding, respectively, at June 30, 2015 and 2014	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 134.0 and 125.1 issued, respectively, and 98.8 and 90.2 outstanding, respectively, at June 30, 2015 and 2014	1.3	1.2
Class B Common Stock, $0.01 par value; 262.0 and 263.7 shares authorized, issued and outstanding, respectively, at June 30, 2015 and 2014	2.6	2.6
Additional paid-in capital	2,044.4	1,926.9
Accumulated deficit	(193.9)	(426.4)
Accumulated other comprehensive loss	(274.0)	(85.1)
Treasury stock—at cost, shares: 35.2 and 34.9 at June 30, 2015 and 2014, respectively	(610.6)	(575.4)
Total Coty Inc. stockholders’ equity	969.8	843.8
Noncontrolling interests	14.9	10.6
Total equity	984.7	854.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,018.9	$6,592.5
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

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	—	$—	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Issuance of Preferred Stock	1.9	—										—		—
Conversion of Class B to Class A Common Stock			1.7	—	(1.7)	—						—		—
Purchase of Class A Common Stock							—			13.4	(263.1)	(263.1)		(263.1)
Reissuance of Treasury Stock for Bourjois Acquisition							106.9			(15.5)	269.9	376.8		376.8
Reclassification of common stock and stock options to liability							(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC							29.5					29.5		29.5
Exercise of former CEO stock options			1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO										2.4	(42.0)	(42.0)		(42.0)
Discount of Class A Common Stock							1.9					1.9		1.9
Exercise of employee stock options and settlement of restricted stock units			5.8	0.1			48.4					48.5		48.5
Share-based compensation expense							14.3					14.3		14.3
Dividends ($0.20 per common share)							(71.6)					(71.6)		(71.6)
Net income								232.5				232.5	15.1	247.6	11.8
Other comprehensive loss									(188.9)			(188.9)	(0.4)	(189.3)	(0.2)
Proceeds from noncontrolling interests													1.8	1.8	—
Distribution to noncontrolling interests													(12.2)	(12.2)	(9.1)
Dividend payable to redeemable noncontrolling interest holder															(1.5)
Redeemable noncontrolling interest purchase															(15.8)
Adjustment of redeemable noncontrolling interests to redemption value							5.1					5.1		5.1	(5.1)
BALANCE—June 30, 2015	1.9	$—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$259.4	$(64.2)	$201.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	230.9	250.7	259.6
Asset impairment charges	—	316.9	1.5
Deferred income taxes	(87.2)	(38.4)	29.9
Provision for bad debts	4.5	3.2	3.2
Provision for pension and other post-employment benefits	16.2	17.9	16.1
Share-based compensation	30.6	46.8	144.4
Gain on sale of asset	(7.2)	—	(19.3)
Loss on extinguishment of debt	88.8	—	—
Other	20.5	15.0	(5.3)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(43.5)	(31.1)	(36.7)
Inventories	29.4	2.2	48.8
Prepaid expenses and other current assets	6.0	(2.3)	27.9
Accounts payable	7.0	72.4	2.4
Accrued expenses and other current liabilities	16.1	20.3	(215.5)
Tax accruals	127.7	(31.9)	(6.7)
Other noncurrent assets	(136.7)	(34.4)	11.5
Other noncurrent liabilities	(36.2)	(6.6)	0.2
Net cash provided by operating activities	526.3	536.5	463.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(170.9)	(201.5)	(193.9)
Payments for business combinations, net of cash acquired	(0.6)	(29.5)	(31.0)
Additions of goodwill	(30.0)	(30.0)	(30.0)
Proceeds from sale of assets	14.8	3.4	25.0
Cash acquired from business combination	12.3	—	—
Other	3.2	—	—
Net cash used in investing activities	(171.2)	(257.6)	(229.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	652.2	39.4	43.1
Repayments of short-term debt, original maturity more than three months	(655.0)	(48.1)	(55.5)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	11.6	(8.4)	(10.7)
Proceeds from revolving loan facilities	853.0	750.0	1,148.5
Repayments of revolving loan facilities	(1,616.0)	(695.5)	(957.0)
Proceeds from term loans	800.0	625.0	1,250.0
Repayments of term loans	(200.0)	—	(1,250.0)
Proceeds from issuance of long term debt	0.9	—	—
Repayment of Senior Notes	(584.6)	—	—
Dividend payment	(71.0)	(76.9)	(57.4)
Net proceeds from issuance of Common Stock	48.5	21.9	6.2
Net proceeds from issuance of Common Stock to former CEO	12.5	—	—
Purchase of Class A Common Stock from former CEO	(42.0)	—	—
Payments for purchases of related party Common Stock held as Treasury Stock	—	(469.0)	—
Payments for purchases of Common Stock held as Treasury Stock	(263.1)	(100.3)	(7.5)
Net (payments for) proceeds from foreign currency contracts	(37.9)	(2.1)	1.5
Payment for business combinations – contingent consideration	(0.8)	(1.1)	—
Proceeds from mandatorily redeemable noncontrolling interests	—	3.8	—
Proceeds from noncontrolling interests	1.8	—	1.7
Distributions to noncontrolling interests	(12.2)	(23.0)	(13.5)
Purchase of additional noncontrolling interests	—	(4.4)	—
Distributions to redeemable noncontrolling interests	(9.1)	(14.3)	(20.5)
Purchase of additional redeemable noncontrolling interests	(15.8)	—	—
Payment of deferred financing fees	(11.2)	(2.7)	(9.9)
Net cash (used in) provided by financing activities	(1,138.2)	(5.7)	69.0
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(113.6)	44.4	8.0
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(896.7)	317.6	311.0
CASH AND CASH EQUIVALENTS—Beginning of period	1,238.0	920.4	609.4

CASH AND CASH EQUIVALENTS—End of period	$341.3	$1,238.0	$920.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$64.7	$63.7	$71.0
Cash paid during the year for income taxes, net of refunds received	104.8	84.1	84.0
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$41.2	$59.2	$56.7
Issuance of Treasury stock for Bourjois acquisition	$376.8	$—	$—
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
The Company also consolidates majority-owned entities in the United Arab Emirates, Kingdom of Saudi Arabia, Malaysia, Indonesia, Philippines, Singapore, Hong Kong, China, Japan, South Korea, Thailand, Taiwan and Brazil where the Company has the ability to exercise controlling influence. Ownership interests of noncontrolling parties are presented as noncontrolling interests or redeemable noncontrolling interests, as applicable.
Related Parties
During fiscal 2015, JAB Holdings B.V. (“JAB”) transferred all of its Coty Inc. Class B shares to JAB Cosmetics B.V. (“JABC”). As of June 30, 2015, the Company is a majority-owned subsidiary of JABC. Lucresca SE, Agnaten SE and JAB indirectly control JABC and the shares of the Company held by JABC. The Company does not generally enter into transactions with related parties other than certain share transactions with JABC and certain executives as described in Note 22 and 23.
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

Description	Estimated Useful Lives
Buildings	20-40 years
Marketing furniture and fixtures	3-5 years
Machinery and equipment	2-15 years
Computer equipment and software	2-5 years
Property and equipment under capital leases and leasehold improvements	Lesser of lease term or economic life
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
License agreements	Lesser of agreement term or economic life
Customer relationships	5-20 years
Trademarks	5-20 years
Product formulations	3-7 years
Long-lived assets, including tangible and intangible assets with finite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, an impairment charge would be recorded for the excess of the carrying value over the fair value. The Company estimates fair value based on the best information available, including discounted cash flows and/or the use of third-party valuations.
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Indefinite-lived other intangible assets principally consist of trademarks. Goodwill is allocated and evaluated at the reporting units level which are the Company’s operating segments. The Company identifies its operating segments, which are also its reportable segments, by assessing whether the components of the Company’s reportable segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company has identified three reporting units. Fragrance, Skin & Body Care, and Color Cosmetics are considered operating segments and each a reporting unit. The Company allocates goodwill to one or more reporting units that are expected to benefit from synergies of the business combination.
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
Revenue Recognition
Revenue is recognized when realized or realizable and earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3.3%, 3.9% and 3.7% of gross revenue after customer discounts and allowances in fiscal 2015, 2014 and 2013, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 9.3%, 9.4% and 9.4% in fiscal 2015, 2014 and 2013, respectively.
Cost of Sales
Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes royalty expense associated with license agreements as discussed in Note 11. Additionally, shipping costs and depreciation and amortization expenses related to manufacturing equipment and facilities are included in Cost of sales in the Consolidated Statements of Operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, non-manufacturing overhead, personnel and related expenses, rent on operating leases, and professional fees.
Advertising and promotional costs are expensed as incurred and totaled $1,007.7, $1,070.0 and $1,072.3 in fiscal 2015, 2014 and 2013, respectively. Included in advertising and promotional costs are $69.8, $67.5, and $65.2 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2015, 2014 and 2013, respectively. Research and development costs are expensed as incurred and totaled $47.4, $46.5 and $44.6 in fiscal 2015, 2014 and 2013, respectively.
Share-Based Compensation
Common Stock
Common shares are available to be awarded for the exercise of vested stock options, the settlement of restricted stock units (“RSUs”), and the conversion of Series A Preferred Stock.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

As of June 12, 2013, the effective date of the amendment and restatement of the share-based compensation plans, the Company’s share-based compensation plans for common shares are accounted for as equity plans, as the plans no longer allow for cash settlement or contain put features to sell shares back to the Company. Share-based compensation expense is measured and fixed at the grant date, based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period.
The fair value of stock options is determined using the Black-Scholes valuation model using the assumptions discussed in Note 23. The fair value of RSUs is determined on the date of grant based on the Company’s stock price.
Prior to June 12, 2013, the Company’s Pre-IPO share-based compensation plans for common stock were accounted for as liability plans as they allowed for cash settlement or contained put features to sell shares back to the Company for cash. Accordingly, share-based compensation expense was measured based on the fair value of the award on each reporting date and was recognized as an expense to the extent vested until the award was settled. If the award was settled for shares, the shares were included in the number of shares of common stock outstanding and the fair value of the shares was re-measured at each reporting period date through Selling, general and administrative expense as share-based compensation expense if the shares were classified as Accrued expenses and other current liabilities. Once the holders had retained the risks and rewards of share ownership by holding the shares for a reasonable period of time after they were vested and issued, generally a period of six months from vesting and issuance, the liability was reclassified, in the Consolidated Balance Sheets, between liabilities and equity as Redeemable common stock at fair value. Subsequent changes in fair value of the shares classified as Redeemable common stock were recognized in Retained earnings or, in the absence of Retained earnings, in Additional paid-in capital.
Preferred Stock
The Company has issued Series A Preferred Stock that can be converted into Class A Common Stock or settled in cash. Series A Preferred Stock is accounted for using liability plan accounting to the extent the award is expected to be settled in cash. Accordingly, share-based compensation expense for the liability plans is measured based on the fair value of the award on each reporting date and recognized as an expense to the extent earned. Share-based compensation expense for the portion of the grants that the Company is not required to settle in cash is measured based on the estimated fair value of the award at the time it is known that they are going to be settled in shares and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. All Series A Preferred Stock amounts as of June 30, 2015 are presented as liabilities. Only the number of outstanding shares is presented under Preferred Stock in Equity.
The fair value of Series A Preferred Stock is determined using the Black-Scholes valuation model using the weighted-average assumptions discussed in Note 23.
Treasury Stock
The Company accounts for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at an average price. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in the Company’s Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a reduction of additional paid-in-capital to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a reduction of retained earnings in the Company’s Consolidated Balance Sheets.
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
It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through June 30, 2015, and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2015. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.
Restructuring Costs
Charges incurred in connection with plans to restructure and integrate acquired businesses or in connection with cost-reduction initiatives that are initiated from time to time are included in Restructuring costs in the Consolidated Statements of Operations if such costs are directly associated with an exit or disposal activity, a reorganization, or with integrating an acquired business.
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
Foreign Currency
Exchange gains or losses incurred on transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net gains (losses) of $7.9, $(18.7) and $0.1 in fiscal 2015, 2014 and 2013, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during each reporting period presented. Translation gains or losses are reported as cumulative adjustments in AOCI/(L).
Net losses of $4.1, $2.8 and $0.2 in fiscal 2015, 2014 and 2013, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net and Other expense (income), net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity. This amended guidance requires that CTA be released in net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only. In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition. The CTA should be released into net income upon the occurrence of such events. This guidance became effective prospectively for the Company’s fiscal 2015 first quarter. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In July 2015, the FASB issued authoritative guidance related to Defined Benefits Pension Plans, Defined Contribution Pension Plans, and Health and Welfare Benefit Plans: I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient. This three-part guidance simplifies current benefit plan accounting and requires (i) fully benefit responsive investment contracts to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient. Part III of the amendment provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The guidance in Parts I and II of this standard are effective retrospectively for fiscal year 2017 and early adoption is permitted. The guidance in Part III of this standard are effective prospectively for fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.
In July 2015, the FASB issued authoritative guidance for simplifying the measurement of inventory. The amendment requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This amendment will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. This amendment

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

will be effective for the Company in fiscal 2018 and early adoption is permitted. The Company is evaluating the impact this amendment will have on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued authoritative guidance to clarify the accounting treatment for fees paid by a customer in cloud computing arrangements. Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The revised guidance will not change a customer’s accounting for service contracts. The guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted. Upon adoption, a reporting entity can elect to apply the new guidance prospectively after the effective date, or retrospectively. The Company is currently evaluating the impact of adoption of this standard on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2017 using a retrospective approach. The Company is evaluating the impact this amendment will have on the Company’s Consolidated Financial Statements.
In February 2015, the FASB issued authoritative guidance on a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2017 using either a modified retrospective, or a retrospective approach. The Company is evaluating the impact this amended guidance will have on the Company’s Consolidated Financial Statements.
In June 2014, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received by the customer. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2019 with either retrospective or modified retrospective treatment applied, and the Company is evaluating the impact this will have on the Company’s Consolidated Financial Statements upon implementation.
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
The Company has determined that its operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent the Company’s product groupings. In addition to reflecting the Company’s business model, these segments also reflect how the CODM reviews operating results when making decisions about resources to be allocated to the segments and when assessing their performance. Fragrances products include a

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

variety of men’s and women’s products and include fashion designer, celebrity and lifestyle brands. Color Cosmetics products include nail and other color cosmetics, consisting of lip, eye and other facial color products. Skin & Body Care products include shower gels, deodorants, skin care and sun treatment products.
During the first quarter of fiscal 2015, the Company evaluated the impact of the Organizational Redesign restructuring program (see Note 7) on the determination of its operating segments and reporting units. The Company concluded that its operating and reportable segments continue to be Fragrances, Color Cosmetics and Skin & Body Care. However, based on the organizational changes that result from the Organizational Redesign and the impact on the information used by the CODM, the Company reclassified the revenues and costs associated with one brand from the Fragrances to the Skin & Body Care operating segment. The revenues and costs associated with the reclassification of one brand from Fragrances to Skin & Body Care have been reflected for the fiscal years ending 2015, 2014, and 2013. Further, the Company has reclassified amounts presented for depreciation and amortization to reflect the fully allocated amounts included in Operating income (loss) of the segments. Revenue and cost relating to a brand that generates revenues from more than one of the Company’s product categories are allocated in their entirety to one of the operating segments based on the information used by the CODM, its organizational structure, and the product category that is deemed to be the strategic priority for the brand.
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
For grants issued prior to June 12, 2013, the effective date of the share-based compensation plan amendments, the component of share-based compensation included in Corporate represents  the difference between the grant date fair value  and the fair value at June 12, 2013 using equity plan accounting.  Corporate also includes share-based compensation expense related to the Special Share Purchase Transaction as discussed in Note 23.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 11.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
SEGMENT DATA	2015	2014	2013
Net revenues:
Fragrances	$2,178.3	$2,324.0	$2,312.8
Color Cosmetics	1,445.0	1,366.2	1,468.5
Skin & Body Care	771.9	861.4	867.8
Total	$4,395.2	$4,551.6	$4,649.1
Depreciation and amortization (a) :
Fragrances	$90.5	$102.8	$96.3
Color Cosmetics	99.9	92.6	91.3
Skin & Body Care	39.2	50.8	54.5
Corporate	1.3	4.5	17.5
Total	$230.9	$250.7	$259.6
Operating income (loss):
Fragrances	$352.7	$341.2	$354.9
Color Cosmetics	158.5	154.2	208.8
Skin & Body Care	33.1	(337.3)	9.1
Corporate	(149.2)	(132.4)	(178.4)
Total	$395.1	$25.7	$394.4
Reconciliation:
Operating income	$395.1	$25.7	$394.4
Interest expense, net	73.0	68.5	76.5
Loss on early extinguishment of debt	88.8	—	—
Other expense (income), net	—	1.3	(0.8)
Income (loss) before income taxes	$233.3	$(44.1)	$318.7

(a)
Subsequent to the issuance of the Company’s fiscal 2014 financial statements, the Company determined that amounts presented under depreciation and amortization by operating segment for 2014 and 2013 did not include allocations for corporate depreciation and amortization.  The depreciation and amortization for the operating segments was restated by allocating total Corporate depreciation and amortization of $34.5 and $31.9 in fiscal 2014 and 2013, respectively, from Corporate to the three operating segments, consistent with the allocation method used in fiscal 2015. There was no effect on total depreciation and amortization or segment operating income as previously presented.

	Year Ended June 30,
	2015	2014	2013
GEOGRAPHIC DATA
Net revenues:
Americas (a)	$1,696.0	$1,703.8	$1,914.8
EMEA (b)	2,166.0	2,302.9	2,188.9
Asia Pacific (c)	533.2	544.9	545.4
Total	$4,395.2	$4,551.6	$4,649.1

(a)	includes North & South America

(b)	includes Europe, Middle East and Africa

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(c) includes Asia and Australia

	Year Ended June 30,
	2015	2014	2013
Net revenues:
U.S.	$1,343.1	$1,338.6	$1,537.4
Switzerland (a):
Travel Retail and Export	482.9	497.8	500.6
United Kingdom	402.5	415.1	388.1
Netherlands	83.2	93.8	98.1
Domestic	30.2	34.8	36.3
Total Switzerland	998.8	1,041.5	1,023.1
All other	2,053.3	2,171.5	2,088.6
Total	$4,395.2	$4,551.6	$4,649.1

Long-lived assets:
U.S.	$2,713.9	$2,921.2	$2,924.3
All other	1,230.6	799.0	1,076.2
Total	$3,944.5	$3,720.2	$4,000.5

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
No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2015, 2014 and 2013 or are otherwise deemed significant.
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Year Ended June 30,
PRODUCT CATEGORY	2015	2014	2013
Fragrances:
Designer	36.9%	37.4%	35.8%
Lifestyle	7.4	7.6	6.9
Celebrity	5.3	6.0	7.0
Total	49.6%	51.0%	49.7%
Color Cosmetics:
Nail Care	14.9%	14.0%	16.1%
Other Color Cosmetics	18.0	16.0	15.5
Total	32.9%	30.0%	31.6%
Skin & Body Care:
Body Care	10.9%	12.6%	12.3%
Skin Care	6.6	6.4	6.4
Total	17.5%	19.0%	18.7%
Total	100.0%	100.0%	100.0%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

4. BUSINESS COMBINATIONS
The company completed one acquisition during fiscal 2015:

Acquired entity	Date acquired	Purchase Price	Segment
Bourjois cosmetics brand ("Bourjois")	April 1, 2015	$376.8	Color Cosmetics
Bourjois
On April 1, 2015, the Company completed its purchase of 100% of the net assets of Bourjois from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”), in order to further strengthen its position in the global color market.
The Company issued to its foreign subsidiaries 15.5 million shares of the Company’s Class A Common Stock for $376.8 in cash and subsequently exchanged these shares with CHANEL as consideration for Bourjois. The shares had a fair value of $376.8 based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on April 1, 2015.
The business purpose of having the Company’s foreign subsidiaries (rather than the parent company) exchange shares with CHANEL was to acquire the respective Bourjois foreign entities based in France, the Netherlands, Switzerland, and the United Kingdom by the Company’s foreign entity organized in the same countries, wherever feasible, in order to make the post-acquisition integration of Bourjois’ foreign businesses and Coty’s foreign businesses as efficient as possible. None of the Bourjois entities acquired from CHANEL were organized or operated as a business in the United States, and thus, none of the shares issued to CHANEL were issued by a U.S. subsidiary. Under applicable tax principles, exchanges of shares between the Company and its affiliates do not result in a taxable gain or loss for the Company or its foreign subsidiaries.
The fair value of assets acquired and liabilities assumed from our acquisition of Bourjois was based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. In particular, the Company is still evaluating the fair value of certain intangible assets and finalizing the accounting for income taxes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2016.
The following table summarizes the preliminary consideration and the allocation of the purchase price to the net assets acquired in the Bourjois acquisition:

Consideration:
Fair Value of Coty Inc. Class A Stock	$376.8
Purchase price	$376.8
Recognized amounts of identifiable assets and liabilities assumed:

	Estimated fair value	Estimated useful life (in years)
Cash	$12.3
Inventories	31.5
Property and equipment	9.0
Goodwill	194.8
Trademark	112.0	Indefinite
Customer relationships	66.0	13-14
Product formulations	1.1	3
Net working capital	10.7
Net other assets/(liabilities)	(3.9)
Deferred tax liability, net	(56.7)
Total identifiable net assets:	$376.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Goodwill is deductible for tax purposes and is attributable to expected synergies. Goodwill of $148.7, $11.1, and $35.0 is allocated to the Color Cosmetics, Skin & Body Care, and Fragrances segments, respectively.
For the year ended June 30, 2015, Net revenues and Net loss of Bourjois included in the Company’s Consolidated Statements of Operations from the date of acquisition were $46.1 and $(16.1), respectively.
Transaction-related costs associated with this acquisition of $3.9 during fiscal 2015 were expensed as incurred and included in Acquisition-related costs in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited historical Consolidated Statements of Operations in the table below summarizes the combined results of operations of Bourjois on a pro forma basis, as though the companies had been combined on July 1, 2013, and gives effect to pro forma events that are: (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments for non-recurring transaction costs (including distributor termination fees, transaction specific costs, and the amortization of the inventory step-up) and incremental intangible asset amortization to be incurred on a recurring basis, based on preliminary values of each identifiable intangible asset. Pro forma adjustments were tax-effected at the Company’s statutory rates. The pro forma Consolidated Statements of Operations is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2013 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma Consolidated Statements of Operations for fiscal 2015 and 2014 are as follows:

	Year Ended June 30,
	2015	2014
Pro forma Net revenues	$4,553.2	$4,788.7
Pro forma Operating income	420.2	17.4
Pro forma Net income (loss)	275.3	(77.0)
Pro forma Net income (loss) attributable to Coty Inc.	248.4	(110.2)
Pro forma Net income (loss) attributable to Coty Inc. per common share
Basic	$0.68	$(0.28)
Diluted	$0.66	$(0.28)
The Company completed two acquisitions during fiscal 2014:

Acquired entity	Date acquired	Purchase Price	Segment
Lena White, Ltd. (“Lena White”)	January 2, 2014	$11.6	Color Cosmetics
StarAsia Group Pte Ltd. (“StarAsia”)	July 1, 2013	$23.5	All segments
Lena White
On January 2, 2014, the Company executed a Share Purchase Agreement (“Lena White SPA”) and acquired 100% of the shares of Lena White, a U.K. distribution business for approximately £7.0 million ($11.6), after post-closing adjustments, which allowed the Company to integrate sales and distribution of certain Color Cosmetic products in the U.K. The acquisition allowed the Company to integrate sales and distribution of certain Color Cosmetic products in the U.K. Included in the consideration paid is £0.5 million ($0.8) that the Company deposited into escrow under the Lena White SPA, which will be released to the seller subject to subsequent adjustments for indemnities against the seller’s warranties. Also included in the consideration paid is £0.7 million ($1.1) of estimated contingent consideration calculated using a pre-determined formula in the SPA, payable upon completion of a three-year period following the execution of the Lena White SPA and was subject to adjustments based on final calculations. During December 2014, the Company settled a portion of the contingent consideration for £0.5 ($0.8) and recorded an adjustment of £0.4 ($0.6) which was recorded in Selling, general, and administrative expenses in the Consolidated Statements of Operations. The remaining contingent consideration will range between nil and £0.6 million ($0.9).
The following table summarizes the consideration and purchase price allocation of net assets acquired in the Lena White acquisition:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Consideration:

Cash paid	$8.3
Net cash paid to seller for net working capital adjustments	0.3
Noncash consideration for pre-acquisition trade receivables	1.9
Contingent consideration payable	1.1
Purchase price	$11.6

	Estimated fair value	Estimated useful life (in years)
Goodwill	$2.0
Customer relationships	4.2	7
Other net assets	5.4
Total identifiable net assets	$11.6
The goodwill is not deductible for tax purposes and represents expected benefits associated with the Company’s control over future expansion in the U.K. and the Color Cosmetics segment. Goodwill of $2.0 was allocated to the Color Cosmetics segment.
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
StarAsia
On July 1, 2013, the Company executed a Share Purchase Agreement and acquired 100% of the shares of StarAsia for net consideration of $23.5, after final post-closing adjustments. StarAsia is a regional distribution company that acted as a third party distributor of the Company’s fragrance, color cosmetics and skin & body care products in South East Asia, as well as beauty products supplied by parties other than the Company.
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
Transaction-related costs associated with this acquisition of $0.4 and $1.1 during fiscal 2014 and 2013 were expensed as incurred and included in Selling, general, and administrative expenses in the Consolidated Statements of Operations. No transaction-related costs were incurred in fiscal 2015 for the StarAsia acquisition.
5. ACQUISITION-RELATED COSTS
Acquisition-related costs for fiscal 2015, 2014, and 2013 are presented below:

	2015	2014	2013
Transaction-related costs	$34.1	$0.7	$8.9
	$34.1	$0.7	$8.9
Transaction-related costs-Transaction-related costs represent external costs directly related to acquiring a company, for both completed and/or contemplated acquisition offers and can include finder’s fees, legal, accounting, valuation and other professional or consulting fees. Transaction-related costs in fiscal 2015 primarily represents costs incurred for the acquisition of Bourjois for $3.9 as described in Note 4, and costs related for the planned merger with Procter & Gamble’s fine fragrance, color cosmetics, and hair color businesses (the “P&G Beauty Business”) for $30.2. Transaction-related costs in fiscal 2014 primarily represent costs incurred for the acquisitions of StarAsia for $0.4, and Lena White and $0.1 as described in Note 4. Transaction-related costs in fiscal 2013 primarily relate to additional charges of $6.7 resulting from the outcome of the arbitration proceeding associated with the TJoy acquisition and costs directly related to contemplated business combinations.

6. JOINT VENTURE ARRANGEMENTS
Saudi Arabia
Effective December 28, 2014, the Company entered into an agreement through a majority-owned subsidiary and a third party to create a new entity in Saudi Arabia (See Note 21).
United Arab Emirates
On January 1, 2014, the Company, through a majority-owned subsidiary Coty Middle East and two third parties, entered into a shareholders agreement (“U.A.E. Shareholders Agreement”) to create a new subsidiary (“U.A.E. JV”) in the United Arab Emirates (“U.A.E”). In connection with the capitalization of the JV, the Company contributed 18.0 million AED ($4.9) in cash and the third parties contributed 6.0 million AED ($1.6). The U.A.E. JV focuses on the sale, promotion and distribution of fragrances, skin and body care and color cosmetics products in the local markets of the U.A.E. The Company guaranteed up to 18.0 million AED ($4.9) in bank financing to support initial operation requirements if required and as a result of this additional financing requirement, the U.A.E. JV was determined to be a VIE during the fiscal year ending June 30, 2015 and 2014. The Company was considered the primary beneficiary with 49% ownership since the Company has: (a) the power to direct, supervise, and manage the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company includes the assets and liabilities and results of operations of the U.A.E. JV in its consolidated financial statements.
The Company is required under the U.A.E. Shareholders Agreement to purchase all of the shares held by one of the third parties equal to 25% of the outstanding shares of the U.A.E. JV at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument that is recorded as a liability in Other noncurrent liabilities on the Consolidated Balance Sheet. The liability is calculated based upon a pre-determined formula in accordance with the shareholders agreement. As of June 30, 2015 and 2014, the liability amounted to $6.1 and $3.7, of which $5.1 and $3.7, respectively, was recorded in Other noncurrent liabilities and $1.0 and nil, respectively, was recorded in Accrued expenses and other current liabilities, respectively.
The assets of the JV are restricted in that they are not available for general business use outside the context of the U.A.E. JV and the creditors (or beneficial interest holders) do not have recourse to the Company or to its other assets. The U.A.E. JV has total assets and total liabilities of $20.1 and $10.4 as of June 30, 2015, and $18.0 and $10.5 as of June 30, 2014, respectively.

Brazil
On April 4, 2013, the Company entered into agreements with a third party to establish an entity that exclusively markets and sells beauty products in retail channels in Brazil. The third party provided 4.9 million Brazilian reais ($2.2) of funding for 49% of the shares of the entity during the year ended June 30, 2014. The funding is classified as Other noncurrent liabilities as of June 30, 2015 and 2014 since the Company is obligated to repay the funding to the third party on April 4, 2023, which is the maximum contract term. The liability is calculated as the combination of contributed capital and the pro-rata share of income less dividends paid to the third party and was $0.0 and $1.8 at June 30, 2015, and 2014, respectively. The third party is entitled to its proportionate share of the earnings of the Brazil entity, payable annually for the expected life of the contract.
7. RESTRUCTURING COSTS
Restructuring costs for the years ended June 30, 2015, 2014 and 2013 are presented below:

	Year Ended June 30,
	2015	2014	2013
Organizational Redesign	$58.6	$13.0	$—
Acquisition Integration Program	15.3	—	—
Productivity Program	2.1	14.2	25.3
China Optimization	(0.6)	9.8	—
Other restructuring programs	—	0.3	4.1
Total	$75.4	$37.3	$29.4
Organizational Redesign
During the fourth quarter of fiscal 2014, the Company’s Board of Directors approved a program associated with an organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate.
The Company incurred $71.6 of restructuring costs life-to-date as of June 30, 2015 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$9.1	$1.9	$11.0
Restructuring Charges	63.3	2.5	65.8
Payments	(28.7)	(3.8)	(32.5)
Changes in estimates (a)	(7.2)	—	(7.2)
Effects of exchange rates	(4.5)	(0.3)	(4.8)
Payables	—	(0.2)	(0.2)
Balance—June 30, 2015	$32.0	$0.1	$32.1

(a)	The decrease in severance and employee benefits is primarily attributable to employees who have voluntarily left positions that were later eliminated.
The Company currently estimates that the total remaining accrual of $32.1 will result in cash expenditures of $27.1, $4.5, $0.5 and in fiscal 2016, 2017, and 2018, respectively.
Acquisition Integration Program
In connection with the acquisition of the Bourjois brand, the Company recorded $15.3 of restructuring costs primarily related to distributor termination fees, recorded in the Corporate segment. The related liability was $15.3 as of June 30, 2015. The Company currently estimates the total remaining accrual of $15.3 will result in cash expenditures of $10.1 and $5.2 in fiscal 2016 and 2017, respectively.
China Optimization

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

During the fourth quarter of fiscal 2014, the Company entered into a distribution agreement with a third-party distributor for certain of the Company’s brands sold through the mass distribution channel in China and announced the discontinuation of the Company’s TJoy brand. In conjunction with these events, during fiscal 2015 the Company completed a restructuring and product rationalization of the Company's mass business in China (“China Optimization”) that are aimed at generating operating efficiencies. The China Optimization pre-tax restructuring costs were $9.2 all of which have or will result in cash payments and were charged to Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Restructuring Costs
	Severance and Employee Benefits	Other Exit Costs	Total Restructuring Costs
Balance—July 1, 2014	$9.6	$0.2	$9.8
Restructuring charges	—	—	—
Payments	(8.7)	—	(8.7)
Changes in estimate	(0.6)	—	(0.6)
Effects of exchange rates	0.1	(0.2)	(0.1)
Balance—June 30, 2015	$0.4	$—	$0.4
The Company currently estimates that the total remaining restructuring accrual of $0.4 will result in cash expenditures in fiscal 2016.
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
The Company anticipates that the Productivity Program will result in pre-tax restructuring and related costs of approximately $70.0. The Company anticipates completing the implementation of all project activities by the end of fiscal 2016. The Company incurred $41.6 of restructuring costs life-to-date as of June 30, 2015 in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2014	$15.8	$0.2	$0.2	$16.2
Restructuring charges	2.2	—	1.6	3.8
Payments	(8.8)	—	(1.6)	(10.4)
Changes in estimates (a)	(1.7)	—	—	(1.7)
Effect of exchange rates	(0.5)	(0.2)	(0.2)	(0.9)
Balance—June 30, 2015	$7.0	$—	$—	$7.0
(a) The decrease in severance and employee benefits is primarily attributable to employees who have voluntarily left positions that were later eliminated.
The Company currently estimates that the total remaining accrual of $7.0 will result in cash expenditures of approximately $6.7 and $0.3 in fiscal 2016 and 2017, respectively.
8. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on a non-recourse basis. Trade receivables factored throughout the year with the factoring companies amounted to $379.8 and $401.7 in fiscal 2015 and 2014, respectively. Remaining balances due from factors amounted to $16.6 and $5.6 as of June 30, 2015 and 2014, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

arrangements were $0.6, $0.8 and $0.9 in fiscal 2015, 2014 and 2013, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
9. INVENTORIES
Inventories as of June 30, 2015 and 2014 are presented below:

	June 30, 2015	June 30, 2014
Raw materials	$160.9	$189.3
Work-in-process	8.4	12.3
Finished goods	388.5	415.8
Total inventories	$557.8	$617.4
10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2015 and 2014 are presented below:

	June 30, 2015	June 30, 2014
Land, buildings and leasehold improvements	$232.4	$230.7
Machinery and equipment	471.3	492.8
Marketing furniture and fixtures	267.7	278.1
Computer equipment and software	325.5	339.8
Construction in progress	48.7	45.4
	1,345.6	1,386.8
Accumulated depreciation and amortization	(845.4)	(846.5)
Property and equipment, net	$500.2	$540.3
Depreciation and amortization expense of property and equipment totaled $156.2, $165.0 and $169.4 in fiscal 2015, 2014 and 2013, respectively, and is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
In fiscal 2015, 2014 and 2013, the Company recorded asset impairment charges of $0.0, $6.0 and $1.5, respectively, primarily relating to the disposal of various manufacturing facilities. In October 2014, the Company agreed to sell certain TJoy assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. As a result, the Company recognized a gain of $7.2 in Gain on sale of asset in the Consolidated Statement of Operations during fiscal 2015.
During fiscal 2015 and 2014, the Company removed certain fully depreciated assets from service that had original costs of $71.2 and $175.2, respectively.
11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal year 2015.
In the first half of fiscal 2014, the Company anticipated realizing significant improvements in cash flows in the China operations of its Beauty - Skin & Body Care Reporting Units beginning in the third quarter due to the reorganization of the management team and distribution network in China and the launch of new product offerings. In the course of evaluating the results for the third quarter and the preparation of third quarter financial statements, the Company noted the net cash outflows associated with the TJOY Holdings Co., Ltd. (“TJoy”) mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Beauty - Skin & Body Care Reporting Unit of $316.9, of which $256.4 related to goodwill and $60.5 to other long lived assets, as described below and recorded in Asset impairment charges in the Consolidated Statements of Operations.

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
In step two of the test, the implied fair value of goodwill was determined by comparing the fair value of the other assets in the reporting unit to the fair value of the reporting unit. Predominantly as a result of the fair value of the adidas license, the implied fair value of goodwill was determined to be nil. As a result, goodwill for the Beauty - Skin & Body Care reporting unit was fully impaired, resulting from a reduction in fair value of the Beauty - Skin & Body Care reporting unit of 43.4% from the May 1, 2013 fair value and a total non-cash impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other assets.
The Company believes the assumptions used in calculating the estimated fair values of its reporting units are reasonable and attainable. However, the Company can provide no assurances that it will achieve such projected results. Further, the Company can provide no assurances that it will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in interest rates in its reporting units. Recognition of additional impairment of a significant portion of the Company’s goodwill would negatively affect the Company’s reported results of operations and total capitalization.
Goodwill as of June 30, 2015 and June 30, 2014 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross balance at June 30, 2014	$751.9	$538.2	$693.5	$1,983.6
Accumulated impairments (a)	—	—	(640.8)	(640.8)
Net balance at June 30, 2014	$751.9	$538.2	$52.7	$1,342.8

Changes during the year ended June 30, 2015:
Acquisition contingent payment (b)	$30.0	$—	$—	$30.0
Acquisitions (c)	35.0	148.7	11.1	194.8
Foreign currency translation	(27.0)	(9.6)	(0.3)	(36.9)
Reclassification (d)	(69.1)	—	69.1	—

Gross balance at June 30, 2015	$720.8	$677.3	$773.4	$2,171.5
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at June 30, 2015	$720.8	$677.3	$132.6	$1,530.7

(a) Prior to June 30, 2013, the Company recorded pre-tax non-cash impairment in the Skin & Body Care reporting unit of $384.4. In fiscal 2014, the Company recorded pre-tax non-cash impairment in the Skin & Body Care reporting unit of $256.4.
(b) Pursuant to the Company's fiscal 2006 acquisition of Unilever Cosmetics International, the Company was contractually obligated to make annual contingent purchase price consideration payments for a 10-year period following the acquisition to the seller. Payments are based on contractually agreed upon sales targets and can range up to $30.0 per year. The Company paid $30.0 during the third quarter of fiscal 2015, 2014 and 2013 for such contingent consideration. The March 2015 payment was the final contingent purchase price payment due under the contract.
(c) During the year ended June 30, 2015, the Company acquired 100% of the assets of Bourjois. This transaction was accounted for as business combinations (See Note 4).
(d) As a result of the Company’s Organizational Redesign program announced on July 9, 2014, a certain brand and its attributable goodwill of $69.1 was reclassified from the Fragrances segment to the Skin & Body Care segment. The Company calculated the fair value of the brand relative to the reporting unit using the same methodology utilized in the annual impairment analysis.
Other Intangible Assets

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

In fiscal 2015, there were no impairments of Other intangible assets. Other intangible assets, net as of June 30, 2015 and June 30, 2014 are presented below:

	June 30, 2015	June 30, 2014
Indefinite-lived other intangible assets (a)	$1,274.0	$1,167.8
Finite-lived other intangible assets, net (b)	639.6	669.3
Total Other intangible assets, net	$1,913.6	$1,837.1

(a) Net of accumulated impairments of $188.6 as of June 30, 2015 and June 30, 2014.
(b) Net of accumulated impairments of $21.0 and $33.5 related to the TJoy trademark and customer relationships, respectively, recorded in fiscal 2014.
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross balance at June 30, 2014	$25.2	$886.5	$453.9	$1,365.6
Accumulated impairments (a)	—	(9.2)	(188.6)	(197.8)
Balance—June 30, 2014	25.2	877.3	265.3	1,167.8

Changes during the period ended June 30, 2015
Acquisitions (b)	—	112.0	—	112.0
Foreign currency translation	(4.5)	(1.3)	—	(5.8)

Gross balance at June 30, 2015	20.7	997.2	453.9	1,471.8
Accumulated impairments	—	(9.2)	(188.6)	(197.8)
Net balance at June 30, 2015	$20.7	$988.0	$265.3	$1,274.0

(a) Impairment charges of $197.8 were recorded prior to June 30, 2013.
(b) During the year ended June 30, 2015, the Company acquired 100% of the assets of Bourjois. This transaction was accounted for as business combinations (See Note 4).
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2014
License agreements	$835.0	$(490.8)	$—	$344.2
Customer relationships	510.8	(169.4)	(33.5)	307.9
Trademarks	125.8	(90.1)	(21.0)	14.7
Product formulations	31.8	(29.3)	—	2.5
Total	$1,503.4	$(779.6)	$(54.5)	$669.3
June 30, 2015
License agreements	$800.7	$(501.1)	$—	$299.6
Customer relationships (c)	559.1	(232.8)	—	326.3
Trademarks (c)	119.1	(108.2)	—	10.9
Product formulations	32.7	(29.9)	—	2.8
Total	$1,511.6	$(872.0)	$—	$639.6

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(c) The cost, accumulated amortization and accumulated impairment related to the TJoy customer relationship and trademark was eliminated as of June 30, 2015 due to disposition of the business.
In fiscal 2014, concurrently with the evaluation of future cash flows of the reporting unit, the Company also re-evaluated future cash flows from other long lived assets in China, consisting of the TJoy trademark, customer relationships and a manufacturing facility, with a total carrying value of $69.1. It was determined that the carrying value of this asset group exceeded its fair value resulting in an impairment charge of $60.5. The TJoy trademark and customer relationships of $21.0 and $33.5, respectively, were fully impaired and the remaining $6.0 impairment charge was attributable to the reduction of the carrying value of a manufacturing facility.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	10.4 years
Customer relationships	8.8 years
Trademarks	12.4 years
Product formulations	2.6 years
As of June 30, 2015, the remaining weighted-average life of all intangible assets subject to amortization is 9.6 years.
Amortization expense totaled $74.7, $85.7 and $90.2 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2016	$78.6
2017	77.8
2018	77.3
2019	76.4
2020	75.0
License Agreements
The Company records assets for license agreements (“licenses”) acquired in transactions accounted for as business combinations. These licenses provide the Company with the exclusive right to manufacture and market on a worldwide and/or regional basis, certain of the Company’s products which comprise a significant portion of the Company’s revenues. These licenses have initial terms covering various periods. Certain licenses provide for automatic extensions ranging from 3 to 10-year terms, contingent upon attaining specified sales levels. Based on the current sales and the time until renewal, management cannot determine whether specified sales levels will be attained, which will permit extensions.
There were no licenses acquired during fiscal 2015 and 2014.
12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2015 and 2014 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2015	June 30, 2014
Advertising, marketing and licensing	$179.1	$194.8
Customer returns, discounts, allowances and bonuses	168.2	196.4
Other compensation and related benefits	132.0	129.3
VAT, sales and other non-income taxes	46.7	41.1
Restructuring costs	44.3	32.9
Acquisition-related costs	31.3	—
Payroll and payroll related taxes	21.2	23.2
Share-based compensation liability	13.9	—
Unfavorable lease contracts	7.1	18.6
Derivative liabilities	6.3	11.5
Auditing and consulting fees	5.5	8.7
Deferred income	4.1	8.3
Interest	3.5	3.9
Rent	3.1	3.7
Other	52.9	51.2
Total accrued expenses and other current liabilities	$719.2	$723.6
13. DEBT

	June 30, 2015	June 30, 2014
Short-term debt	$22.1	$18.8
2015 Credit Agreement due March 2018	800.0	—
Coty Inc. Credit Facility
2013 Term Loan due March 2018	1,050.0	1,250.0
Incremental Term Loan due April 2018	625.0	625.0
Revolving Loan Facility due April 2018	136.5	899.5
Senior Notes:
5.12% Series A notes due June 2017	—	100.0
5.67% Series B notes due June 2020	—	225.0
5.82% Series C notes due June 2022	—	175.0
Other long-term debt and capital lease obligations	1.1	0.2
Total debt	2,634.7	3,293.5
Less: Short-term debt and current portion of long-term debt	(28.8)	(33.4)
Total Long-term debt	$2,605.9	$3,260.1
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $127.7 and $141.4, of which $22.1 and $18.8 were outstanding at June 30, 2015 and 2014, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.7% to 18.0% and from 1.3% to 13.5% as of June 30, 2015 and 2014, respectively. The weighted-average interest rate on short-term debt outstanding was 7.1% and 6.7% as of June 30, 2015 and 2014, respectively. In addition, the Company had undrawn letters of credit of $4.1 and $3.6 as of June 30, 2015 and 2014, respectively.
Long Term Debt
2015 Credit Agreement

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

On March 24, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., BNP Paribas, Credit Agricole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The Company used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding on its then-existing 2014 Credit Agreement, as defined below, and to repay $200.0 million of indebtedness outstanding on the existing 2013 Term Loan under the 2013 Credit Agreement, each as defined below, resulting in a remaining $1,050.0 term loan. The 2015 Credit Agreement provides for a term loan of $800.0 million (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan existing under the 2013 Credit Agreement, after giving effect to the 2015 Amendment as discussed below.
Rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2015 Credit Agreement could range from 0.125% to 1.875% based on the Company’s consolidated leverage ratio, as defined in the 2015 Credit Agreement. The applicable spread under the 2015 Credit Agreement in effect as of June 30, 2015 was 1.63%. The 2015 Credit Agreement also contained affirmative and negative covenants that are substantially the same as those contained in the 2013 Credit Agreement, as amended, as discussed below. For the year ended June 30, 2015, deferred financing fees of $3.1 were recorded in Other noncurrent assets in the Consolidated Balance Sheet. Additionally, for the year ended June 30, 2015, the Company recorded a write-off of $0.9 of deferred financing fees related to the repayment of $200.0 million of indebtedness outstanding on the 2013 Credit Agreement.
Coty Inc. Credit Facility
On March 24, 2015, the Company entered into an amendment (“2015 Amendment”) to the 2013 Credit Agreement. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits the Company to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015. After December 31, 2015, the quarterly base leverage ratio steps down to 3.75 to 1.0 through the period ending December 31, 2016, and to 3.50 to 1.0 through maturity of the facility. For the year ended June 30, 2015, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2015 Amendment.
On September 29, 2014, the Company entered into an Amendment (the “2014 Amendment”) to its existing 2013 Credit Agreement. The 2014 Amendment permits the Company to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement. During the year-ended June 30, 2015, the Company recorded deferred financing fees of $3.1 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2014 Amendment.
On June 25, 2014, the Company entered into the Incremental Term Loan Amendment (“Incremental Amendment”) to the 2013 Credit Agreement. The 2014 Incremental Amendment provides for an incremental term loan of $625.0 ( the “Incremental Term Loan”), and the Incremental Term Loan has substantially the same terms and conditions as those of the 2013 Term Loan, except with respect to principal repayments. The Incremental Term Loan is payable in full on April 2, 2018. The Company entered into the Incremental Term Loan in connection with the repurchase of shares from two related parties during fiscal 2014 and for general corporate purposes. Applicable spreads on the borrowings under the 2014 Incremental Amendment, as amended by the 2014 Amendment may range from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2013 Credit Agreement. Deferred financing fees of $2.2 were recorded in Other noncurrent assets in the Consolidated Balance Sheet in connection with the amendment as of June 30, 2014 and there were no deferred financing fees written off as a result of the amendment.
On April 2, 2013, the Company refinanced its then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”), with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2013 Credit Agreement provides a term loan of $1,250.0 (the “2013 Term Loan”), which expires on March 31, 2018. The amount outstanding on the 2013 Term Loan is $1,050.0 as of June 30, 2015. The 2013 Credit Agreement additionally provides a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) expiring on April 2, 2018, which includes up to $80.0 in swingline loans. Rates of interest on amounts borrowed under the 2013 Credit Agreement are based on the London Interbank Offer Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2013 Credit Agreement, as amended by the 2014 Amendment, may range from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2013 Credit Agreement. In addition to interest on amounts borrowed under the 2013 Credit

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Agreement, as amended by the 2014 Amendment, the Company pays a quarterly commitment fee, as defined in the 2013 Credit Agreement, on the 2013 Revolving Loan Facility that can range from 0.15% to 0.25% based on the Company’s consolidated leverage ratio, as defined in the 2013 Credit Agreement. Quarterly repayments for the 2013 Term Loan will commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal years 2017, and 2018 respectively. The Company used the proceeds from the 2013 Credit Agreement to repay in full all amounts outstanding under the Credit Agreement, dated August 22, 2011, with JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents and for general corporate purposes. In April 2013, the Company wrote off $2.6 of deferred financing fees associated with the refinancing, which was included in interest expense, net in the Consolidated Statements of Operations in fiscal 2013. As of June 30, 2015, the Company had $1,113.5 available for borrowings under the 2013 Credit Agreement.
2014 Credit Agreement
On September 29, 2014, the Company entered into a Credit Agreement (the “2014 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2014 Credit Agreement provided for a term loan of $600.0 scheduled to expire on September 28, 2015 at which time it was payable in full. Rates of interest on amounts borrowed under the 2014 Credit Agreement were based on LIBOR, a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio. Applicable spreads on the borrowings under the 2014 Credit Agreement could have ranged from 0.0% to 1.75% based on the Company’s consolidated leverage ratio, as defined in the 2014 Credit Agreement. The Company used the borrowings under the 2014 Credit Agreement to prepay the outstanding principal amount of the Senior Notes, as described below, prior to their maturity date. For the year-ended June 30, 2015, the Company recorded deferred financing fees of $1.9 in Other noncurrent assets in the Consolidated Balance Sheet in connection with the 2014 Amendment.
On March 24, 2015, the Company used the proceeds of the 2015 Credit Agreement to repay in full the indebtedness outstanding under the 2014 Credit Agreement.
Interest
Interest is payable quarterly or on the last day of the interest period applicable to the borrowing under the Company’s long-term debt facilities. The weighted-average interest rates on the Company’s Term Loans were 1.7%, 1.6%, and 1.9% in fiscal 2015, 2014, and 2013 respectively. The weighted-average interest rates on the Company’s Revolving credit facility was 1.4%, 1.3%, and 1.6% in fiscal 2015, 2014, and 2013.
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
Financial Covenants
As of June 30, 2015, the Company is required to comply with certain covenants contained within the 2013 Credit Agreement and the 2015 Credit Agreement (each, as amended, the “Credit Agreements”). These covenants within the Credit Agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. Events of default permitting acceleration under the Agreements include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events and certain cross defaults. In addition, a change of control is a default under the Credit Agreements. The 2015 Amendment amends, among other things, the financial covenants in the 2013 Credit Agreement. After giving effect to the 2015 Amendment, the 2013 Credit Agreement permits Coty to maintain a quarterly base leverage ratio, as defined therein, equal to or less than 3.95 to 1.0 for each fiscal quarter through to December 31, 2015, subject to certain agreed step-downs thereafter as defined above, a consolidated interest coverage ratio, as these terms are defined in the Credit Agreements, equal to or greater than 3.0 to 1.0 for the previous 12-month period, except that the 2014 Amendment to the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

2013 Credit Agreement permits us to maintain a consolidated leverage ratio equal to or less than 4.5 to 1.0 for the 12-month period following an acquisition, as defined in the 2013 Credit Agreement.
The Company is in compliance with all financial covenants within the Credit Agreements as of June 30, 2015.
Repayment Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2015, are presented below:

Fiscal Year Ending June 30
2016	$6.5
2017	175.0
2018	2,430.0
2019	—
2020	—
Thereafter	—
Total	$2,611.5
14. LEASE COMMITMENTS
The Company has various buildings and equipment under leasing arrangements. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between two and five years. Certain lease agreements have escalation clauses, which have been straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of June 30, 2015 are presented below:

Fiscal Year Ending June 30
2016	$59.0
2017	49.5
2018	43.2
2019	37.7
2020	35.7
Thereafter	205.2
430.3
Less: sublease income	(41.1)
Total minimum payments required	$389.2
Rent expense relating to operating leases in fiscal 2015, 2014 and 2013 is presented below:

	Year Ended June 30,
	2015	2014	2013
Rent expense	$87.1	$112.5	$89.7
Less: sublease income	(4.3)	(1.4)	(1.2)
Total	$82.8	$111.1	$88.5
Reflected in total rent expense above are estimated net future minimum lease payments and related costs for facilities no longer used in operations of $(0.7), $21.4 and nil and duplicative rent expenses of nil, $5.0 and $5.3 in fiscal 2015, 2014 and 2013, respectively. In addition, the Company incurred accelerated depreciation of nil, $4.1 and $16.5, in fiscal 2015, 2014 and 2013, respectively. These costs relate to the New York real estate consolidation program and were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and included in Corporate (Note 3).
15. INCOME TAXES
Income (loss) from operations before income taxes in fiscal 2015, 2014 and 2013 is presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	2015	2014	2013
United States	$(173.7)	$(119.1)	$(53.5)
Foreign	407.0	75.0	372.2
Total	$233.3	$(44.1)	$318.7
The components of the Company’s total (benefit) provision for income taxes during fiscal 2015, 2014 and 2013 are presented below:

	Year Ended June 30,
	2015	2014	2013
(Benefit) provision for income taxes:
Current:
Federal	$3.7	$5.6	$(26.5)
State and local	3.3	2.1	2.8
Foreign	54.1	50.8	110.6
Total	61.1	58.5	86.9
Deferred:
Federal	(71.0)	(30.6)	8.3
State and local	(12.0)	(0.7)	2.6
Foreign	(4.2)	(7.1)	19.0
Total	(87.2)	(38.4)	29.9
(Benefit) provision for income taxes	$(26.1)	$20.1	$116.8
During fiscal 2015, the Company transferred certain international intellectual property rights to its wholly owned subsidiary in Switzerland in order to align the Company’s ownership of these international intellectual property rights with its global operations.  Although the transfer of foreign intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the U.S. that was offset by net operating loss carryforwards.  Income taxes incurred related to the intercompany transactions are treated as a prepaid income tax in the Company’s consolidated balance sheet and amortized to income tax expense over the life of the intellectual property. The prepaid income tax is included in the “Prepaid expenses and other current assets” and “Other noncurrent assets” lines of the Consolidated Balance Sheet in the amount of $7.6 and $143.4, respectively. The prepaid income taxes are amortized as a component of income tax expense over twenty years.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2015, 2014 and 2013 is presented below:

	Year Ended June 30,
	2015	2014	2013
Income (loss) before income taxes	$233.3	$(44.1)	$318.7
Provision (benefit) for income taxes at statutory rate	$81.7	$(15.4)	$111.6
State and local taxes—net of federal benefit	(5.6)	0.9	3.5
Foreign tax differentials	(74.4)	(53.0)	(44.2)
Change in valuation allowances	(6.6)	36.1	18.2
Change in unrecognized tax benefit	(35.2)	(24.4)	4.8
Asset impairment charges	—	67.4	—
Share-based compensation	—	1.8	16.0
Permanent differences—net	10.6	1.8	7.2
Other	3.4	4.9	(0.3)
(Benefit) provision for income taxes	$(26.1)	$20.1	$116.8
Effective income tax rate	(11.2)%	(45.6)%	36.6%
Significant components of Deferred income tax assets and liabilities as of June 30, 2015 and 2014 are presented below:

	June 30, 2015	June 30, 2014
Deferred income tax assets:
Inventories	$14.0	$20.2
Accruals and allowances	77.0	87.4
Sales returns	15.9	20.1
Share-based compensation	26.1	35.4
Employee benefits	38.4	50.9
Net operating loss carry forwards and tax credits	92.4	102.2
Other	27.2	45.3
Less: valuation allowances	(81.9)	(98.6)
Net deferred income tax assets	209.1	262.9
Deferred income tax liabilities:
Intangible assets	436.0	421.9
Licensing rights	6.3	6.4
Other	29.7	33.8
Deferred income tax liabilities	472.0	462.1
Net deferred income tax liabilities	$(262.9)	$(199.2)
The expirations of tax loss carry forwards, amounting to $264.3 as of June 30, 2015, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30	United States	Western Europe	Rest of World	Total
2016	$—	$—	$14.9	$14.9
2017	—	—	18.2	18.2
2018	—	—	37.8	37.8
2019	—	—	51.6	51.6
2020 and thereafter	—	44.6	97.2	141.8
Total	$—	$44.6	$219.7	$264.3

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The total valuation allowances recorded are $81.9 and $98.6 as of June 30, 2015 and 2014, respectively. In fiscal 2015, the change in the valuation allowance was due primarily to a decrease in valuation allowance for net operating losses.
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2015	2014	2013
UTBs—July 1	$400.5	$331.4	$326.5
Additions based on tax positions related to the current year	51.6	29.5	36.8
Additions for tax positions of prior years	6.4	91.9	5.0
Reductions for tax positions of prior years	(60.3)	(9.9)	—
Settlements	(29.7)	(33.8)	(27.9)
Lapses in statutes of limitations	(14.2)	(11.6)	(13.8)
Foreign currency translation	(11.7)	3.0	4.8
UTBs—June 30	$342.6	$400.5	$331.4
As of June 30, 2015, the Company had $342.6 of UTBs of which $315.7 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2015 and 2014, the liability associated with UTBs, including accrued interest and penalties, is $182.9 and $159.4, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2015, the Company released interest accruals of ($4.4), while in fiscal 2014 and 2013 the Company accrued total interest of ($1.7) and $1.1, respectively, and penalty benefit of ($1.0), nil and $0.9, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2015 and 2014 is $15.2 and $25.5, respectively.
The Company is present in over 35 tax jurisdictions, and any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal year 2015 and 2014, the Company recognized a tax benefit of $62.0 and $49.2 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2006 and forward.
On the basis of information available at June 30, 2015, it is reasonably possible that a decrease of up to $93.8 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
It is the Company’s intention to permanently reinvest undistributed earnings and income from the Company’s foreign operations that have been generated through June 30, 2015. Accordingly, no provision has been made for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as of June 30, 2015. Cumulative undistributed earnings of non-U.S. subsidiaries was $2,138.7 as of June 30, 2015. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the remaining undistributed earnings are repatriated.
16. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of June 30, 2015 and 2014 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2015	June 30, 2014
Noncurrent income tax liabilities	$182.9	$154.3
Rent	36.3	37.5
Restructuring	10.5	5.3
Unfavorable lease contracts	9.9	11.2
Deferred income	3.6	8.1
Mandatorily redeemable financial instruments	5.1	5.5
Other	8.4	6.8
Total noncurrent liabilities	$256.7	$228.7
17. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2015, 2014 and 2013 is presented below:

	Year Ended June 30,
	2015	2014	2013
Interest expense	$71.4	$69.8	$77.2
Foreign exchange losses, net of derivative contracts	4.1	2.8	—
Deferred financing fees write-off	0.9	—	2.6
Accretion of acquisition-related liability	—	—	0.6
Interest income	(3.4)	(4.1)	(3.9)
Total interest expense, net	$73.0	$68.5	$76.5

18. EMPLOYEE BENEFIT PLANS
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
During fiscal 2015, 2014 and 2013, the defined contribution expense for the U.S. defined contribution plan was $12.2, $12.7 and $15.0, respectively, and the defined contribution expense for the international savings plans was $10.7, $10.6 and $6.4, respectively.
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
During June 2015, the Company’s Board of Directors approved the termination of the U.S. Del Labs Pension Plan. The anticipated plan termination date is September 30, 2015. The Company currently expect that the termination of the plan will be completed during fiscal 2017, and intends to fund the plan to provide for all plan benefits. The Company will fully fund the plan prior to the date of assets are distributed with the plan termination. Settlement gain or loss, if any, resulting from the termination will be recognized at that time.
On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity.  The Company adopted the change to the mortality assumptions to re-measure our US defined benefit pension plan obligations as of June 30, 2015.
Other Post-Employment Benefit Plans (“OPEB”)-The Company provides certain post-employment health and life insurance benefits for certain employees and spouses principally in the U.S. and Canada if certain age and service requirements

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

are met. Estimated benefits to be paid by the Company are expensed over the service period of each employee based on calculations performed by an independent actuary. In addition, the Company has a supplemental retirement plan and a termination benefit plan for selected salaried employees.
On October 27, 2014, the Society of Actuaries published RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014, which both reflect improved longevity.  The Company adopted the change to the mortality assumptions to re-measure our US other post-employment benefit plan obligations as of June 30, 2015.
During fiscal 2015, the Company’s U.S. OPEB plan changed to a retiree health exchange with a subsidy to eligible retiree participants through a Health Reimbursement Account (“HRA”). As a result of the plan change, the Company recognized $36.9 of prior service credits which, has been recognized in Other Comprehensive Income for fiscal 2015.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2015	2014	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation-July 1	$80.8	$72.8	$197.4	$166.6	$86.0	$77.7	$364.2	$317.1
Service cost	—	—	5.5	5.7	1.9	2.3	7.4	8.0
Interest cost	3.3	3.4	4.3	5.5	2.7	3.4	10.3	12.3
Plan participants’ contributions	—	—	2.0	1.7	0.4	—	2.4	1.7
Plan amendments	—	—	0.3	2.1	(36.9)	—	(36.6)	2.1
Benefits paid	(4.0)	(4.3)	(6.4)	(9.0)	(3.1)	(2.0)	(13.5)	(15.3)
Premiums paid	—	—	(0.6)	(0.9)	—	—	(0.6)	(0.9)
Pension Curtailment	—	—	(1.5)	(0.6)	(0.1)	—	(1.6)	(0.6)
Pension Settlements	—	—	(6.1)	(0.1)	—	—	(6.1)	(0.1)
Acquisition and transfer	—	—	6.2	1.3	—	—	6.2	1.3
Actuarial loss (gain)	(2.4)	8.9	7.4	17.3	(2.5)	5.4	2.5	31.6
Effect of exchange rates	—	—	(31.7)	7.8	(0.3)	—	(32.0)	7.8
Other	—	—	0.4	—	0.1	(0.8)	0.5	(0.8)
Benefit obligation-June 30	$77.7	$80.8	$177.2	$197.4	$48.2	$86.0	$303.1	$364.2

Change in plan assets
Fair value of plan assets-July 1	$45.9	$36.9	$37.5	$30.6	$—	$—	$83.4	$67.5
Actual return on plan assets	2.5	4.3	2.3	1.8	—	—	4.8	6.1
Employer contributions	7.8	9.0	8.6	10.3	2.7	2.0	19.1	21.3
Plan participants’ contributions	—	—	2.0	1.7	0.4	—	2.4	1.7
Benefits paid	(4.0)	(4.3)	(6.4)	(9.0)	(3.1)	(2.0)	(13.5)	(15.3)
Premiums paid	—	—	(0.6)	(0.9)	—	—	(0.6)	(0.9)
Plan settlements	—	—	(6.1)	—	—	—	(6.1)	—
Acquisition and transfer	—	—	2.8	1.3	—	—	2.8	1.3
Effect of exchange rates	—	—	(3.5)	1.7	—	—	(3.5)	1.7
Other	—	—	—	—	—	—	—	—
Fair value of plan assets-June 30	52.2	45.9	36.6	37.5	—	—	88.8	83.4
Funded status-June 30	$(25.5)	$(34.9)	$(140.6)	$(159.9)	$(48.2)	$(86.0)	$(214.3)	$(280.8)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2015 and 2014, are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2015	2014	2015	2014	2015	2014	2015	2014
Noncurrent assets	$—	$—	$—	$—	$—	$—	$—	$—
Current liabilities	(0.7)	(1.5)	(4.6)	(5.0)	(2.5)	(1.8)	(7.8)	(8.3)
Noncurrent liabilities	(24.8)	(33.4)	(136.0)	(154.9)	(45.7)	(84.2)	(206.5)	(272.5)
Funded Status	(25.5)	(34.9)	(140.6)	(159.9)	(48.2)	(86.0)	(214.3)	(280.8)
AOC(L)/I	(13.6)	(17.4)	(48.2)	(56.1)	35.2	(0.8)	(26.6)	(74.3)
Net amount recognized	$(39.1)	$(52.3)	$(188.8)	$(216.0)	$(13.0)	$(86.8)	$(240.9)	$(355.1)
The accumulated benefit obligation for the U.S. defined benefit pension plans was $76.7 and $80.8 as of June 30, 2015 and 2014, respectively. The accumulated benefit obligation for international defined benefit pension plans was $169.4 and $189.3 as of June 30, 2015 and 2014, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets

	U.S.		International		U.S.		International
	2015	2014	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$77.8	$80.8	$175.8	$195.7	$77.8	$80.8	$177.1	$197.6
Accumulated benefit obligation	$76.7	$80.8	$168.3	$187.7	$76.7	$80.8	$169.4	$189.3
Fair value of plan assets	$52.2	$45.9	$35.4	$35.6	$52.2	$45.9	$36.6	$37.5
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$5.5	$5.7	$4.5	$1.9	$2.3	$2.8	$7.4	$8.0	$7.3
Interest cost	3.3	3.4	3.3	4.3	5.5	5.6	2.7	3.4	3.6	10.3	12.3	12.5
Expected return on plan assets	(3.0)	(2.5)	(2.3)	(1.2)	(1.2)	(1.0)	—	—	—	(4.2)	(3.7)	(3.3)
Amortization of prior service (credit) cost	—	—	—	0.3	0.2	0.1	(3.1)	(0.2)	(0.2)	(2.8)	—	(0.1)
Amortization of net loss (gain)	2.0	1.0	2.9	3.1	2.1	1.3	(0.1)	(1.1)	—	5.0	2.0	4.2
Settlements loss (gain) recognized	—	—	—	1.2	(0.1)	(0.1)	(0.1)	—	—	1.1	(0.1)	(0.1)
Curtailment (gain) loss recognized	—	—	—	(0.6)	(0.6)	—	—	—	—	(0.6)	(0.6)	—
Net periodic benefit cost	$2.3	$1.9	$3.9	$12.6	$11.6	$10.4	$1.3	$4.4	$6.2	$16.2	$17.9	$20.5
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2015	2014	2015	2014	2015	2014	2015	2014
Net actuarial (loss) gain	$(13.6)	$(17.4)	$(45.4)	$(52.9)	$1.1	$(1.0)	$(57.9)	$(71.3)
Prior service (cost) credit	—	—	(2.8)	(3.2)	34.1	0.2	31.3	(3.0)
Total recognized in AOC(L)/I	$(13.6)	$(17.4)	$(48.2)	$(56.1)	$35.2	$(0.8)	$(26.6)	$(74.3)
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2015	2014	2015	2014	2015	2014	2015	2014
Net actuarial (loss) gain	$1.8	$(7.1)	$(5.6)	$(16.7)	$2.3	$(5.4)	$(1.5)	$(29.2)
Amortization of prior service cost (credit)	—	—	0.3	0.2	(3.1)	(0.2)	(2.8)	—
Recognized net actuarial loss (gain)	2.0	1.0	4.3	2.1	(0.1)	(1.1)	6.2	2.0
Prior service cost	—	—	(0.3)	(2.1)	36.9	—	36.6	(2.1)
Effect of exchange rates	—	—	9.2	(2.0)	—	0.2	9.2	(1.8)
Total recognized in OCI/(L)	$3.8	$(6.1)	$7.9	$(18.5)	$36.0	$(6.5)	$47.7	$(31.1)
Amounts in AOCI/(L) expected to be amortized as components of net periodic benefit cost during fiscal 2016 are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
	U.S.	International
Prior service (cost) credit	$—	$(0.2)	$5.9	$5.7
Net loss	(1.2)	(3.3)	—	(4.5)
	$(1.2)	$(3.5)	$5.9	$1.2
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2015	2014	2015	2014	2015	2014
Discount rates	4.1%-4.5%	3.1%-4.4%	1.0%-2.7%	1.8%-3.2%	4.1%-4.6	4.8%
Future compensation growth rates	N/A	N/A	1.5%-2.5%	2.0%-2.5%	N/A	N/A
The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2015, 2014 and 2013 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates	3.1%-4.5%	3.6%-5.0%	3.4%-4.6%	1.8%-3.2%	2.3%-3.8%	2.2%-4.5%	4.2%-4.8%	5.4%	4.9%
Future compensation growth rates	N/A	N/A	N/A	2.0%-2.5%	2.0%-2.5%	2.5%-3.0%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	6.5%	6.5%	6.5%	2.8%-4.3%	3.3%-4.3%	3.3%-4.3%	N/A	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The health care cost trend rate assumptions have a significant effect on the amounts reported.

	2015	2014	2013
Health care cost trend rate assumed for next year	6.3%-6.7%	6.3%-6.9%	7.1%-8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2022-2023	2021-2023	2018-2019
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$6.1	$(5.6)
Effect on post-employment benefit obligation	0.6	(0.5)
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
The target and weighted-average asset allocations for the Company’s U.S. pension plans as of June 30, 2015 and 2014, by asset category are presented below:

		% of Plan Assets at Year Ended

	Target	2015	2014
Equity securities	45%	39%	44%
Fixed income securities	55%	46%	53%
Cash and other investments	—%	15%	3%
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
Fair Value of Plan Assets

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The U.S. and international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2, as of June 30, 2015 and 2014 are presented below:

	Level 1		Level 2		Level 3		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Equity securities:
Domestic equity securities	$15.8	$15.2	$—	$—	$—	$—	$15.8	$15.2
International equity securities	4.4	4.7	—	—	—	—	4.4	4.7
Fixed income securities:
U.S. Government and government agencies	4.9	5.7	12.3	10.8	—	—	17.2	16.5
Corporate securities	—	—	6.8	8.3	—	—	6.8	8.3
Other:
Cash and cash equivalents	8.0	1.2	—	—	—	—	8.0	1.2
Insurance contracts	—	—	—	—	36.6	37.5	36.6	37.5
Total pension plan assets at fair value-June 30	$33.1	$26.8	$19.1	$19.1	$36.6	$37.5	$88.8	$83.4
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
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2015 and 2014 are presented below:

	June 30, 2015	June 30, 2014
Insurance contract:
Fair value-July 1	$37.5	$30.6
Return on plan assets	2.3	1.8
Purchases, sales and settlements, net	0.3	3.4
Effect of exchange rates	(3.5)	1.7
Fair value-June 30	$36.6	$37.5
Contributions
The Company expects to contribute approximately $0.7, $9.6, and $1.6 to its U.S. and international pension plans and other post-employment benefit plans, respectively, during fiscal 2016.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30	U.S	International
2016	$3.8	$7.6	$1.8	$13.2
2017	4.5	7.3	1.7	13.5
2018	4.5	7.5	2.0	14
2019	4.6	7.8	2.3	14.7
2020	4.7	8.6	2.5	15.8
2020 - 2023	24.1	41.5	15.3	80.9
19. FAIR VALUE MEASUREMENTS
The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of June 30, 2015 and 2014 are presented below:

	Level 1		Level 2		Level 3
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$12.4	$2.1	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$6.3	$11.5	$—	$—
Contingent consideration - business combinations	—	—	—	—	0.9	1.1
Total Liabilities	$—	$—	$6.3	$11.5	$0.9	$1.1
Total recurring fair value measurements	$—	$—	$6.1	$(9.4)	$(0.9)	$(1.1)

The fair values of the Company’s financial instruments estimated as of June 30, 2015 and 2014 are presented below:

	June 30, 2015		June 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Agreements	$2,611.5	$2,614.2	$2,774.5	$2,763.2
Senior Notes - Series A	—	—	100.0	109.7
Senior Notes - Series B	—	—	225.0	256.3
Senior Notes - Series C	—	—	175.0	199.9
Dividends payable	1.4	1.1	0.9	0.7
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
Coty Inc. Credit Agreements, Term Loans, and Senior Notes —The Company uses the income approach to value the Credit Agreements, Term Loan, and the Senior Notes. The Company uses a present value calculation to discount interest payments and the final maturity payment on the Credit Agreements, Term Loan, and the Senior Notes using a discounted cash flow model based on observable inputs. The Company discounts the debt based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value the Credit Agreements, Term Loan, and the Senior Notes at fair value, this debt is categorized as Level 2 in the fair value hierarchy.
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
20. DERIVATIVE INSTRUMENTS
The Company is exposed to foreign currency exchange fluctuations through its global operations, with manufacturing and distribution facilities in various countries around the world. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying firm commitments or forecasted transactions. During fiscal 2014, the Company launched a program to qualify derivatives for hedge accounting treatment using foreign currency forward contracts. The Company continued entering into derivatives for which hedge accounting treatment has been applied during fiscal 2015 which the Company anticipates realizing in the Consolidated Statements of Operations in fiscal 2016 and 2017. The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings. If it is determined that a derivative or a portion of a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting for the affected derivative or related portion in the related period. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of June 30, 2015, foreign currency forward contracts in net liability positions that contained credit-risk-related features were $6.3.
The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $12.4 and $2.1 at June 30, 2015 and 2014, respectively. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2015 and 2014:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$6.8	$—	Accrued expenses and other current liabilities	$4.8	$10.5
Total derivatives designated as hedges		$6.8	$—		$4.8	$10.5
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$5.6	$2.1	Accrued expenses and other current liabilities	$1.5	$1.0
Total derivatives not designated as hedges		$5.6	$2.1		$1.5	$1.0
Total derivatives		$12.4	$2.1		$6.3	$11.5
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheet, respectively, as of June 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$16.1	$(3.7)	$12.4	$—	$—	$12.4
Liabilities	$(6.5)	$0.2	$(6.3)	$—	$—	$(6.3)
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
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the fiscal years ended June 30, 2015, 2014 and 2013 is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) on Forward Exchange Contracts Recognized in Operations	Gain (Loss) Recognized in Operations Year Ended June 30,
	2015	2014	2013
Interest expense, net (a)	$(37.2)	$0.4	$0.8
Net revenues	$(0.1)	$—	$—
Cost of sales	$(0.3)	$0.1	$0.9
Selling, general and administrative	$(0.2)	$(0.1)	$—

(a)
The impact on interest expense, net at June 30, 2015 related to derivative contracts entered into to offset fluctuations in the underlying non-functional currency cash balances and intercompany loans at June 30, 2015 is due to increased foreign exchange exposure and higher volatility in currencies during the year, which is more than offset by the revaluation of underlying non-functional currency cash balances.

The Company enters into foreign currency forward contracts for anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues and costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign currency forward contracts entered into for these anticipated transactions

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2016. Hedge effectiveness of foreign currency forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.
The ineffective portion of foreign currency forward contracts is recorded in current-period earnings. For derivative contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“AOCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI are reclassified to current-period earnings. During the year ended June 30, 2015, the Company made a decision to implement a new business model for certain subsidiaries in Europe. As a result, the existing hedges were no longer deemed effective foreign currency cash-flow hedges. Those hedges were de-designated and the Company reclassified a net loss of $3.9 from AOCI to the Consolidated Statements of Operations.
As of June 30, 2015, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective in all material respects. The accumulated loss on these derivative instruments in AOCI, net of tax, was $0.1 and $8.9 as of June 30, 2015 and June 30, 2014, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $0.2.
The amount of gains and losses reclassified from AOCI to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the fiscal years ended June 30, 2015, 2014 and 2013 is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Gain (Loss) Recognized in Operations Year Ended June 30,
	2015	2014	2013
Net revenues	$8.1	$—	$—
Cost of sales	$0.3	$—	$—
As of June 30, 2015, the Company had foreign currency forward contracts designated as effective hedges in the notional amount of $277.0, that mature at various dates through June 2016. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($97.7), euro ($112.1), Australian dollar ($18.7), Canadian dollar ($37.0), and the Russian ruble ($10.3).
As of June 30, 2014, the Company had foreign currency forward contracts designated as effective hedges in the notional amount of $361.3.The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($108.5), euro ($85.8), Australian dollar ($42.4), Canadian dollar ($49.5), Russian ruble ($38.3), Polish zloty ($30.2), U.S. dollar ($17.4), and Japanese yen ($2.5).
As of June 30, 2015 and June 30, 2014, the Company had foreign currency forward contracts not designated as hedges with a notional value of $1,297.6 and $535.4, respectively, which mature at various dates through June 2016.
21. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
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

	Year Ended June 30,
	2015	2014	2013
Net (loss) income attributable to Coty Inc.	$232.5	$(97.4)	$168.0
Decrease in APIC for purchase of Hong Kong NCI	—	(4.2)	—
Net (loss) income attributable to Coty Inc. and transfers from NCI	$232.5	$(101.6)	$168.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Redeemable Noncontrolling Interests
The redeemable noncontrolling interests consist of a 33.0% interest in a consolidated subsidiary in the United Arab Emirates and a 45.0% interest in a consolidated subsidiary in Hong Kong.
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
On September 20, 2013, the Company gave notice to purchase 7% of a certain Middle East (M.E.) subsidiary. The Company and the RNCI holder amended the M.E. subsidiary’s Shareholders’ Agreement resulting in the Company recording an additional 7% interest in the M.E. subsidiary as of July 1, 2014 and consummated the purchase during the three months ended September 30, 2014 for a purchase price of $15.8 . The $15.8 is recorded as a reduction to Redeemable Noncontrolling Interest in the Company’s Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of June 30, 2015. The purchase price of $15.8 was paid in full as of June 30, 2015. The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.

	Middle East	Hong Kong
Percentage of redeemable noncontrolling interest	33%	45%
Earliest exercise date(s)	33.0% in July 2028	June 2016
Formula of redemption value(a)	3-year average	3-year average
	of EBIT(b) * 6	of EBIT(b) * 8 plus
retained earnings less
liabilities(c)

(a)	The redemption value formula related to Hong Kong is subject to a 110% of three year’s averaged net sales cap and net asset value minimum.

(b)	EBIT is defined in the respective stockholder agreements as earnings before interest and income taxes.

(c)	Liabilities are defined in the stockholder agreement as all financial indebtedness except bank overdraft required for normalized trading working capital.
22. EQUITY
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
Common Stock
As of June 30, 2015, the Company’s common stock consisted of Class A Common Stock and Class B Common Stock, each with a par value of $0.01. Class A Common Stock and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A Common Stock and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of June 30, 2015, total authorized shares of Class A Common Stock and Class B Common Stock are 800.0 million and 262.0 million , respectively, and total outstanding shares of Class A Common Stock and Class B Common Stock are 98.8 million and 262.0 million, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

During the year ended June 30, 2015 the Company issued 5.8 million shares of its Class A Common Stock and received $48.5 in cash in connection with exercise of employee stock options, settlement of RSUs and special incentive awards, and purchase of shares by employees under the Platinum Program (“Platinum”), which is an employee stock ownership program under the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”). Additionally, the Company issued 1.4 million shares of its Class A Common Stock and recorded Additional Paid in Capital (“APIC”) of $12.5 in relation to the exercise of stock options by Mr. Michele Scannavini (“Mr. Scannavini”), its former Chief Executive Officer.
Between April 8, 2015 and June 12, 2015, JABC, the Company’s controlling stockholder sold 1.7 million shares of its Class B shares to certain Coty executives and two individuals intended to become Coty executives. Upon the consummation of these sales of the Class B shares, such shares converted into an equal number of Class A Common Stock and the Company reclassified 1.7 million shares from Class B to Class A Common Stock on the Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of June 30, 2015. The Company did not receive any shares or proceeds from the sale of shares by JABC.
On June 5, 2014, the Company entered into a Stock Purchase Agreement (the “PE Stock Purchase Agreement”) with Worldwide Beauty Offshore L.P. and Worldwide Beauty Onshore L.P. (“Rhone”), Berkshire Fund VII, L.P., Berkshire Fund VII-A, L.P., Berkshire Investors III LLC and Berkshire Investor IV LLC ("Berkshire"), M. Steven Langman and Bradley Bloom. Rhone, Berkshire, M. Steven Langman and Bradley Bloom were all considered related parties. In connection with the agreement, the Company agreed to repurchase a total of 27.9 million and less than 0.1 million shares of Class B Common Stock and Class A Common Stock, respectively, on June 12, 2014, as further discussed in the Treasury Stock section below.
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
Preferred Stock
As of June 30, 2015, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of June 30, 2015, total authorized shares of preferred stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.9 million.
In April 2015, the Company sold 7.4 million shares of Series A Preferred Stock for $0.01 par value to four executives, of which 5.5 million were subsequently forfeited and repurchased by the Company at the $0.01 par value. The outstanding 1.9 million Series A Preferred Stock generally vest on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of June 30, 2015, all of these Series A Preferred Stock have been classified as a liability in Other noncurrent liabilities.
Accumulated Other Comprehensive Income (Loss)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Foreign Currency Translation Adjustments	Total
Beginning Balance at July 1, 2013	$—	$(33.4)	$(85.2)	$(118.6)
Other Comprehensive income before reclassifications	(8.9)	(22.7)	63.7	32.1
Amounts reclassified from AOCL (a)	—	1.4	—	1.4
Net current-period other comprehensive income	(8.9)	(21.3)	63.7	33.5
Ending balance at June 30, 2014	$(8.9)	$(54.7)	$(21.5)	$(85.1)
Other Comprehensive income before reclassifications	$12.8	$27.7	$(227.8)	$(187.3)
Less: Net Amounts reclassified from AOCL (a)	(4.0)	2.4	—	(1.6)
Net current-period other comprehensive income	$8.8	$30.1	$(227.8)	$(188.9)
Ending balance at June 30, 2015	$(0.1)	$(24.6)	$(249.3)	$(274.0)

(a) Amortization of actuarial losses of $3.4 and $2.0, net of taxes of $1.0 and $(0.6), were reclassified out of AOCL and included in the computation of net period pension costs for the fiscal year ending June 30, 2015 and 2014, respectively (see Note 18).
Treasury Stock
In connection with the Company’s Class A Common Stock repurchase program announced on February 14, 2014 and June 3, 2014, the Company repurchased 13.4 shares of its Class A Common Stock during the fiscal years ended June 30, 2015. The shares were purchased in multiple transactions at prices ranging from $18.64 to $21.99 during the fiscal year end June 30, 2015. The fair value of all shares repurchased was $263.1 during the fiscal year end June 30, 2015 and was reflected as an increase to Treasury stock in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
On April 1, 2015, the Company completed its previously announced purchase of 100% of the net assets of the Bourjois cosmetics brand (“Bourjois”) from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”). The Company issued to its foreign subsidiaries 15.5 million shares of its Class A Common Stock for $376.8 in cash and subsequently exchanged these shares with CHANEL as consideration for Bourjois. The shares had an approximate value of $376.8 based on the closing value of the Company’s Class A Common Stock on the New York Stock Exchange. As a result of the purchase, the Company reissued the total of $269.9 Treasury Stock with a charge to APIC of $106.9.
On September 29, 2014, the Company entered into an agreement with Mr. Scannavini, the Company’s former Chief Executive Officer in connection with his resignation. The agreement required the Company to purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, the Company purchased 2.4 million shares of its Class A Common Stock for $42.0, which is reflected as an increase to Treasury stock in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the year ended June 30, 2015. The Company made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.
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
In connection with its repurchase program, the Company repurchased 6.6 million shares of its Class A Common Stock during fiscal 2014. The shares were purchased in multiple transactions at prices ranging from $14.64 to $15.69. The fair value of all shares repurchased was $100.0 and was reflected as an increase to Treasury stock in the Company’s Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Dividends

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

On September 16, 2014, the Company announced a cash dividend of $0.20 per share, or $71.9 on its Class A and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Consolidated Balance Sheet as of June 30, 2015. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2015. Total accrued dividends on unvested RSUs of $1.4 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2015.
On September 17, 2013, the Company declared a cash dividend of $0.20 per share, or $77.6 on its Class A Common Stock and Class B Common Stock. Of the $77.6, which was recorded as a decrease to APIC in the Consolidated Balance Sheet, $76.9 was paid on October 31, 2013 to holders of record of Class A Common Stock and Class B Common Stock on October 11, 2013. The remaining $0.7 is payable upon settlement of RSUs and vesting of restricted shares of Class A Common Stock, each outstanding as of October 11, 2013, and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet. Total accrued dividends on unvested RSUs of $0.9 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2014.
23. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2015, approximately 12.5 million shares of the Company's Class A Common Stock were available to be granted pursuant to these Plans.
The Company accounts for its share-based compensation plans for common stock as equity plans. The share-based compensation for equity plans is estimated and fixed at the grant date, based on the estimated fair value of the award. Series A Preferred Stock is accounted for using the liability plan accounting to the extent the award is expected to be settled in cash. Accordingly, share-based compensation expense for the liability plan awards are measured at the end of each reporting period based on the fair value of the award on each reporting date and recognized as an expense to the extent earned.
Total share-based compensation expense for fiscal 2015, 2014 and 2013 of $35.9, $46.8 and $144.4, respectively, is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2015, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, restricted, and other share awards is $19.6, $16.0 and $32.8, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 2.91, 4.87, and 3.22 years, respectively.
Nonqualified Stock Options
In April 2015, the Company granted 1.7 million nonqualified stock option awards to a select group of key executives. These options are accounted for using equity plan accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
Prior to June 12, 2013, the Company’s nonqualified and tandem stock option plans allowed all option holders to exercise their vested options for cash or for shares of Common Stock. These options were granted to eligible employees as specified in the terms of the plans. For these awards, the fair value of the award which determined the measurement of the equity on the balance sheet was measured at the grant date. Fluctuations in the fair value of the liability awards were recorded as increases or decreases in share-based compensation expense until the award was settled.
During fiscal 2015, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on April 15, 2015, and June 12, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	2015	2014	2013
Expected life	7.50 years	N/A	4.03 years
Risk-free interest rate	1.79%	N/A	0.84%
Expected volatility	31.73%	N/A	32.53%
Expected dividend yield	0.80%	N/A	0.86%
Expected life—The expected life represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.
Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options was 1.79% as of April 15, 2015, and ranged from 0.11% to 1.30% as of June 12, 2013.
Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using expected life daily stock price history equal to the expected life.
Expected dividend yield—The Company used an expected dividend yield of 0.80% as of April 15, 2015, and 0.86% as of June 12, 2013, respectively, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.
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
The Company’s outstanding nonqualified stock options as of June 30, 2015 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	23.2	$9.32
Granted	1.7	24.13
Exercised	(6.8)	8.59
Forfeited	(4.1)	9.99
Outstanding at June 30, 2015	14.0	$11.32
Vested and expected to vest at June 30, 2015	12.5	$10.79	$264.3	5.15
Exercisable at June 30, 2015	3.7	$8.41	$87.7	2.97
The grant prices of the outstanding options as of June 30, 2015 ranged from $5.10 to $24.13. The grant prices for exercisable options ranged from $5.10 to $10.50.
A summary of the aggregated weighted-average grant date fair value of stock options granted, total intrinsic value of stock options exercised and payment to settle nonqualified stock options for fiscal 2015, 2014 and 2013 is presented below:

	2015	2014	2013
Weighted-average grant date fair value of stock options	$8.75	$—	$—
Intrinsic value of options exercised	77.2	28.3	160.6
Payment to settle nonqualified stock options of former CEOs	12.0	—	101.4
Payment to settle nonqualified stock options			53.0
The Company’s non-vested nonqualified stock options as of June 30, 2015 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	16.2	$3.81
Granted	1.7	24.13
Vested	(3.5)	3.56
Forfeited	(4.1)	3.89
Non-vested at June 30, 2015	10.3	$4.70
The share-based compensation expense recognized on the nonqualified stock options is $9.5, $28.6 and $98.8 during fiscal 2015, 2014 and 2013, respectively.
Prior to June 12, 2013, the Pre-IPO share-based compensation plans governing the exercised options contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of share ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to option holders of $0.4 to share-based compensation expense in fiscal 2013. There was no fair value adjustment recorded for fiscal 2015 or 2014.
Series A Preferred Stock
The Company sold 7.4 million shares of Series A Preferred Stock for $0.01 par value to four executives, of which 5.5 million were subsequently forfeited and repurchased by the Company at the $0.01 par value. The exercise price of the outstanding Series A Preferred Stock as of June 30, 2015 was $27.97. The holders of the 1.9 million Series A Preferred Stock are entitled to initiate an exchange into, at the election of the Company, either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97. The Series A Preferred Stock are accounted for as a liability as of June 30, 2015 and the Company recognized an expense of $0.4 in fiscal 2015, accordingly.
The fair value of the Company’s outstanding Series A Preferred Stock liability on June 30, 2015 were estimated using the Black-Scholes valuation model with the following assumptions:

2015
Expected life	5.79 years
Risk-free interest rate	1.96%
Expected volatility	26.14%
Expected dividend yield	0.63%
Expected life -The expected life represents the period of time (years) that Series A Preferred Stock granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective Series A Preferred Stock.
Risk-free interest rate-The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying Series A Preferred Stock, which is 1.96% as of June 30, 2015.
Expected volatility-The Company calculates expected volatility based on median volatility for peer companies using 5.79 years of daily stock price history.
Expected dividend yield-The Company used an expected dividend yield of 0.63% as of June 30, 2015, which is based upon the Company’s expectation to pay dividends over the contractual term of the shares of Series A Preferred Stock.
Shares of Series A Preferred Stock generally become exercisable 5 years from the date of the grant and have a 2-year exercise period from the date the grant becomes fully vested for a total contractual life of 7 years.
The Company’s non-vested shares of Series A Preferred Stock as of June 30, 2015 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2014	—	$—
Granted	7.4	5.24
Vested	—	—
Forfeited	(5.5)	5.24
Non-vested at June 30, 2015	1.9	$5.24
Restricted Share Units
During fiscal 2015, 1.7 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During fiscal 2014, 2.1 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors.
The Company’s outstanding RSUs as of June 30, 2015 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2014	4.4
Granted	1.8
Settled	(0.3)
Cancelled	(1.6)
Outstanding at June 30, 2015	4.3
Vested and expected to vest at June 30, 2015	3.4	$107.4	3.14
The share-based compensation expense recorded in connection with the RSUs was $9.7, $10.8 and $9.1 during fiscal 2015, 2014 and 2013, respectively.
Prior to June 12, 2013, the Pre-IPO share-based compensation plans governing the released awards contained a clause permitting the participants to sell their unrestricted shares of Common Stock back to the Company without restrictions. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of RSUs of $0.7 to share-based compensation expense for fiscal 2013. There was no fair value adjustment recorded for fiscal 2015 or 2014.
The Company’s outstanding and non-vested RSUs as of June 30, 2015 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2014	4.0	$15.77
Granted	1.8	16.95
Vested	(0.3)	14.32
Cancelled	(1.6)	15.82
Outstanding and nonvested at June 30, 2015	3.9	$16.23
The total intrinsic value of RSUs vested and settled during fiscal 2015, 2014, and 2013 is $6.2, $2.8 and $4.2, respectively.

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
Employees purchased 0.1 million and 0.1 million shares in fiscal 2015 and 2014, respectively, and received matching RSUs in accordance with the terms of Platinum under the Omnibus LTIP. There were 1.4 million and 1.3 million Purchased Shares outstanding as of June 30, 2015 and 2014, respectively.
There was $(0.5) share-based compensation (income) expense recorded in connection with Purchased Shares during fiscal 2015. During the first quarter of fiscal 2015, Mr. Scannavini forfeited less than 0.1 million restricted shares. Share-based compensation expense recorded for fiscal 2014 and fiscal 2013 was nil and $10.7, respectively.
Prior to June 12, 2013, the Pre-IPO share-based compensation plans governing the restricted and released shares contained a clause permitting the participants to sell their Purchased Shares of Common Stock back to the Company without restrictions once the restriction period on the Purchased Shares expired. During the period of time that the Company retained the risks and rewards of ownership, the Company recorded the value of Common Stock in excess of par value to Accrued expenses and other current liabilities and the change in fair value of Common Stock issued to holders of Purchased Shares of $5.8 to share-based compensation expense for fiscal 2013. There was no fair value adjustment recorded for fiscal 2015 or 2014.
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
On June 13, 2013, the date Class A Common Stock began trading on the New York Stock Exchange, the special incentive awards were re-measured at the IPO price and 50% of the outstanding awards vested immediately. The remaining awards vested on June 13, 2014, the one-year anniversary date of the IPO. The 1.2 million shares that vested during fiscal 2013 and 2014 had a weighted average grant date fair value of $6.82. There were no special incentive awards outstanding as of June 30, 2015 or 2014.
Share-based compensation expense recorded in connection with special incentive awards is $0.0, $7.4 and $18.9 for fiscal 2015, 2014 and 2013, respectively. The total intrinsic value of special incentive awards vested and settled during fiscal 2015, 2014, and 2013 is $0.0, $20.4, and $20.9, respectively. As of June 30, 2015, there were no special incentive awards outstanding as all special incentive awards vested as of June 13, 2014. There was no vesting or forfeiture activity during fiscal 2015.
Special Share Purchase Transaction
As noted at Special Share Purchase Transaction described in Note 22, “Equity”, JABC sold 1.7 million shares of its Class B shares to certain Coty executives and individuals intended to become Coty executives. One of these individuals purchased the 1.4 million shares on March 13, 2015 at a purchase price representing a discount of $1.9 below the market price on the purchase date, which was determined to be share-based compensation expense to the Company. Subsequently, the individual that had purchased the 1.4 million shares on March 13, 2015 indicated a desire to sell the Class A Common Stock back to JABC. JABC entered into an agreement and repurchased these shares on July 8, 2015 at the market price on that date. At June 30, 2015, the Company determined that the individual was not expected to hold the shares for a period of at least six months and therefore, the shares should be deemed compensatory and accounted for under liability plan accounting. The Company recorded a total of $15.8 share-based compensation expense to Selling, general and administrative expense which includes: (a) $1.9 for the discount recorded to APIC and (b) $13.9 for the difference between the market price of the shares as of June 30, 2015 and the original sale date of March 13, 2015 recorded to Accrued expenses and other current liabilities.
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
The Company recognized $1.0 of share-based compensation expense during fiscal year 2015 as there are no service or performance conditions with respect to the phantom units.
24. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net income (loss) attributable to Coty Inc. per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to Coty Inc. per common share assuming dilution (“diluted EPS”) is computed by using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of nonqualified stock options and RSUs as of June 30, 2015 and 2014. Potentially dilutive securities also included restricted shares and special incentive awards as of June 30, 2013. The dilutive effect of these outstanding instruments is reflected in diluted EPS by application of the treasury stock method. Due to the net loss incurred in fiscal 2014, no stock options, restricted shares, restricted stock units or special incentive awards were included in the computation of diluted loss per share.
Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2015, 2014 and 2013. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2015	2014	2013

Net income (loss) attributable to Coty Inc.	$232.5	$(97.4)	$168.0
Weighted-average common shares outstanding—Basic	353.3	381.7	381.7
Effect of dilutive stock options and Series A Preferred Stock (a)	7.6	—	12.3
Effect of restricted stock and RSUs (b)	2.0	—	2.4
Weighted-average common shares outstanding—Diluted	$362.9	$381.7	$396.4
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.66	$(0.26)	$0.44
Diluted	0.64	(0.26)	0.42

(a)
As of June 30, 2015 and 2013, outstanding stock options and Series A Preferred Stock to purchase 0.7 million and 1.2 million shares of Common Stock, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. Due to the net loss incurred in fiscal 2014, stock options are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
As of June 30, 2015 and 2013, there are 0.4 million and zero anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. Due to the net loss incurred in fiscal 2014, RSUs are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

25. COMMITMENTS AND CONTINGENCIES
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
In fiscal 2014, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers, and the underwriters of the IPO, alleging violations of the federal securities laws in connection with the Company's initial public offering (“IPO”). Those lawsuits were consolidated under the caption In re Coty Inc. Securities Litigation, and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against the Company, its directors, and certain of its executive officers, under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased the Company’s Class A Common Stock in the IPO, damages of an unspecified amount and equitable or injunctive relief.
On September 9, 2014, Plaintiffs voluntarily dismissed their claims against the underwriter defendants without prejudice. The Securities Complaint was further amended on October 18, 2014. The Company has filed a motion to dismiss the Securities Complaint, which has been fully briefed since December 2014. The motion to dismiss is currently pending. The Company believes the Securities Complaint is without merit and intends to vigorously defend it.
On December 21, 2012, the Company voluntarily disclosed to the U.S. Commerce Department’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) results of the Company’s internal due diligence review conducted with the advice of outside counsel regarding certain export transactions from January 2008 through March 2012. In particular, the Company disclosed information relating to overall compliance with U.S. Export Administration Regulations (“EAR”). In its submission, the Company has provided OEE with an explanation of the activities that led to the sales of its products in Syria. In addition, the Company disclosed that prior to January 2010 some of its subsidiary’s sales to Syria were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The Company did not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC, however, the Company also notified the Office of Foreign Assets Control of its voluntary disclosure to the OEE. On May 12, 2015, OFAC decided to resolve the matter of these sales by issuing a cautionary letter and declining to impose a financial penalty. The cautionary letter does not preclude OFAC from taking further action if the Company violates OFAC administered sanctions in the future.
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
Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OAC has wide discretion to settle claims for violations. The Company believes that a penalty or penalties could be imposed from its voluntary disclosures, and that such penalty or penalties would result in a material loss is reasonably possible. Irrespective of any penalty, the Company could suffer other adverse effects on its business as a result of any violations or the potential violations, including legal costs and harm to its reputation, and the Company also will incur costs associated with its efforts to improve its compliance procedures. The Company has not established a reserve for potential penalties and does not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

26. SUBSEQUENT EVENTS
On July 8, 2015 Coty announced the signing of a definitive agreement to merge the P&G Beauty Business into Coty through a tax-free Reverse Morris Trust transaction. The transaction is based on a proposal by Coty valuing the P&G Beauty Business at approximately $12,500.0 at the time the proposal was made. Following the transaction, P&G shareholders are expected to own 52% of all outstanding shares on a fully diluted basis (inclusive of all outstanding equity grants), while Coty’s existing shareholders would own 48% percent of the combined company.  It is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions.
On July 8, 2015, JABC repurchased 1.4 million shares of Class A Common Stock, for an aggregate amount of approximately $45.7 from an affiliate of an individual originally intended to become an executive of the Company. The Company recognized compensation expense of $13.9 in fiscal 2015 relating to this transaction as disclosed in Note 23. The repurchase will be reported in the first quarter of fiscal 2016 as the settlement of the liability with a deemed capital contribution from JABC, which will be recorded in APIC.
On July 21, 2015, the Company’s Board of Directors granted Mr. Becht an award of 300,000 phantom units in consideration of the extension of Mr. Becht’s responsibilities as interim Chief Executive Officer of the Company into fiscal 2016. The award to Mr. Becht was made outside of the Company’s Equity and Long-Term Incentive Plan. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015.

On August 13, 2015, the Company announced that its Board of Directors has authorized the Company to repurchase up to $700.0 million of its Class A common stock, which amount is inclusive of any amounts existing under the Company’s previously announced share repurchase program (the “Repurchase Program”). Repurchases will be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock, and general market conditions. No time has been set for the completion of the Repurchase Program, and the program may be suspended or discontinued at any time. The Repurchase Program authorizes the company to purchase its common stock from time to time through open market purchases, negotiated transactions or other means, including 10b5-1 trading plans in accordance with applicable securities laws and other restrictions.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2015, 2014, and 2013
($ in millions, except per share data)
Valuation and Qualifying Accounts

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts:
2015	$16.7	$4.5		$(1.6)	(a)	$19.6
2014	14.5	3.2		(1.0)	(a)	16.7
2013	19.6	3.2		(8.3)	(a)	14.5
Allowance for customer returns:
2015	$87.3	$153.9		$(181.3)		$59.9
2014	76.0	173.8		(162.5)		87.3
2013	74.9	158.6		(157.5)		76.0
Deferred tax valuation allowances:
2015	$98.6	$7.9	(b)	$(24.6)		$81.9
2014	61.5	42.2	(b)	(5.1)		98.6
2013	47.1	20.6	(b)	(6.2)		61.5

(a)	Includes amounts written-off, net of recoveries and cash discounts.

(b)	Includes foreign currency translation adjustments unless otherwise noted.

S-1