Form 10-Q
period 2015-09-30
COTY INC.
filed 2015-11-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

At November 3, 2015, 85,001,383 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,062,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net revenues	$1,112.3	$1,182.3
Cost of sales	443.7	482.2
Gross profit	668.6	700.1
Selling, general and administrative expenses	484.3	520.6
Amortization expense	19.2	18.9
Restructuring costs	62.1	40.5
Acquisition-related costs	15.8	—
Asset impairment charges	5.5	—
Operating income	81.7	120.1
Interest expense, net	16.0	19.6
Loss on early extinguishment of debt	—	88.8
Other income, net	(0.3)	—
Income before income taxes	66.0	11.7
Benefit for income taxes	(67.1)	(5.0)
Net income	133.1	16.7
Net income attributable to noncontrolling interests	4.4	5.0
Net income attributable to redeemable noncontrolling interests	3.0	1.1
Net income attributable to Coty Inc.	$125.7	$10.6
Net income attributable to Coty Inc. per common share:
Basic	$0.35	$0.03
Diluted	0.34	0.03
Weighted-average common shares outstanding:
Basic	360.0	354.2
Diluted	369.9	364.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income	$133.1	$16.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(17.2)	(79.9)
Net unrealized derivative gains on cash flow hedges, net of taxes of $(0.8) and $(1.2), during the three months ended, respectively	4.5	6.4
Pension and other post-employment benefits, net of tax of nil and nil during the three months ended, respectively	0.2	—
Total other comprehensive loss, net of tax	(12.5)	(73.5)
Comprehensive income (loss)	120.6	(56.8)
Comprehensive income attributable to noncontrolling interests:
Net income	4.4	5.0
Foreign currency translation adjustment	(0.5)	—
Total comprehensive income attributable to noncontrolling interests	3.9	5.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.0	1.1
Foreign currency translation adjustment	0.1	(0.2)
Total comprehensive income attributable to redeemable noncontrolling interests	3.1	0.9
Comprehensive income (loss) attributable to Coty Inc.	$113.6	$(62.7)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$416.0	$341.3
Trade receivables—less allowances of $22.7 and $19.6, respectively	772.9	679.6
Inventories	585.9	557.8
Prepaid expenses and other current assets	178.4	191.0
Deferred income taxes	84.8	86.7
Total current assets	2,038.0	1,856.4
Property and equipment, net	483.6	500.2
Goodwill	1,528.7	1,530.7
Other intangible assets, net	1,888.6	1,913.6
Deferred income taxes	9.8	10.4
Other noncurrent assets	208.3	207.6
TOTAL ASSETS	$6,157.0	$6,018.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$773.1	$748.4
Accrued expenses and other current liabilities	830.0	719.2
Short-term debt and current portion of long-term debt	41.9	28.8
Income and other taxes payable	32.6	22.4
Deferred income taxes	9.6	7.4
Total current liabilities	1,687.2	1,526.2
Long-term debt	2,750.6	2,605.9
Pension and other post-employment benefits	207.0	206.5
Deferred income taxes	334.5	352.6
Other noncurrent liabilities	200.0	256.7
Total liabilities	5,179.3	4,947.9
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	84.4	86.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized; 1.9 issued and outstanding at September 30, 2015 and June 30, 2015	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 135.1 and 134.0 issued and 94.5 and 98.8 outstanding at September 30, 2015 and June 30, 2015, respectively	1.4	1.3
Class B Common Stock, $0.01 par value; 262.0 shares authorized, issued and outstanding respectively, at September 30, 2015 and June 30, 2015	2.6	2.6
Additional paid-in capital	1,991.1	2,044.4
Accumulated deficit	(68.2)	(193.9)
Accumulated other comprehensive loss	(286.1)	(274.0)
Treasury stock—at cost, shares: 40.7 and 35.2 at September 30, 2015 and June 30, 2015, respectively	(766.3)	(610.6)
Total Coty Inc. stockholders’ equity	874.5	969.8
Noncontrolling interests	18.8	14.9
Total equity	893.3	984.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,157.0	$6,018.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2015
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Purchase of Class A Common Stock										5.5	(155.7)	(155.7)		(155.7)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted stock units			1.1	0.1			9.8					9.9		9.9
Series A Preferred Share based compensation expense							0.4					0.4		0.4
Share-based compensation expense							9.0					9.0		9.0
Dividends ($0.25 per common share)							(89.9)					(89.9)		(89.9)
Net income								125.7				125.7	4.4	130.1	3.0
Other comprehensive (loss) income									(12.1)			(12.1)	(0.5)	(12.6)	0.1
Distribution to noncontrolling interests, net													—	—	(2.9)
Change in dividend payable to redeemable noncontrolling interest holder															1.5
Adjustment of redeemable noncontrolling interests to redemption value							3.6					3.6		3.6	(3.6)
BALANCE—September 30, 2015	1.9	—	135.1	$1.4	262.0	$2.6	$1,991.1	$(68.2)	$(286.1)	40.7	$(766.3)	$874.5	$18.8	$893.3	$84.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2014
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Reclassification of common stock and stock options to liability					(29.5)					(29.5)		(29.5)
Exercise of employee stock options and restricted share units	1.0	—			7.8					7.8		7.8
Share-based compensation expense					0.1					0.1		0.1
Dividends ($0.20 per common share)					(71.8)					(71.8)		(71.8)
Net income						10.6				10.6	5.0	15.6	1.1
Other comprehensive income							(73.3)			(73.3)	—	(73.3)	(0.2)
Distribution to noncontrolling interests, net											—	—	(0.2)
Dividend payable to redeemable noncontrolling interest holder													(8.3)
Redeemable noncontrolling interest purchase adjustment					—					—	—	—	(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					(3.1)					(3.1)		(3.1)	3.1
BALANCE—September 30, 2014	126.1	$1.2	263.7	$2.6	$1,830.4	$(415.8)	$(158.4)	34.9	$(575.4)	$684.6	$15.6	$700.2	$85.5

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133.1	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.5	58.8
Asset impairment charges	5.5	—
Deferred income taxes	(97.4)	(12.9)
Provision for bad debts	0.8	1.6
Provision for pension and other post-employment benefits	3.1	5.6
Share-based compensation	9.5	0.1
Loss on early extinguishment of debt	—	88.8
Other	7.4	6.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(104.7)	(167.0)
Inventories	(34.1)	(46.0)
Prepaid expenses and other current assets	11.9	3.1
Accounts payable	43.3	35.7
Accrued expenses and other current liabilities	44.5	56.3
Tax accruals	(10.2)	(24.4)
Other noncurrent assets	2.8	2.5
Other noncurrent liabilities	43.7	1.3
Net cash provided by operating activities	$116.7	26.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42.6)	(59.9)
Payments for business combinations	—	(0.6)
Proceeds from sale of asset	0.1	0.1
Net cash used in investing activities	(42.5)	(60.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	9.2	609.8
Repayments of short-term debt, original maturity more than three months	(5.9)	(5.5)
Net proceeds from short-term debt, original maturity less than three months	10.7	29.7
Proceeds from revolving loan facilities	195.0	152.0
Repayments of revolving loan facilities	(50.0)	(341.5)
Proceeds from issuance of long-term debt	—	0.9
Repayment of Senior Notes	—	(584.6)
Net proceeds from issuance of Common Stock	9.8	7.8
Payments for purchases of Common Stock held as Treasury Stock	(155.7)	—
Net proceeds from foreign currency contracts	1.9	3.5
Purchase of additional noncontrolling interests	—	(14.9)
Distributions to redeemable noncontrolling interests	(2.9)	(0.2)
Payment of deferred financing fees	(5.5)	(5.0)
Net cash provided by (used in) financing activities	6.6	(148.0)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6.1)	(53.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74.7	(235.3)
CASH AND CASH EQUIVALENTS—Beginning of period	341.3	1,238.0
CASH AND CASH EQUIVALENTS—End of period	$416.0	$1,002.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$12.8	$18.8
Cash paid during the year for income taxes, net of refunds received	36.8	26.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$25.6	$35.6
Non-cash capital contribution associated with special share purchase transaction	13.8	—

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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2016” refer to the fiscal year ending June 30, 2016.
The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Accordingly, the Company’s financial performance, working capital requirements, cash flow and borrowings experience seasonal variability during the three to six months preceding this season.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2015. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2016.
Related Parties
As of September 30, 2015, the Company is a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company does not generally enter into transactions with related parties other than certain share transactions with JABC and certain executives as described in Notes 14 and 15.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share-based compensation, pension and other post-employment benefit costs, the fair value of the Company’s reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes, derivatives and redeemable noncontrolling interests when calculating the impact on Earnings Per Share (“EPS”). Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three months ended September 30, 2015 and 2014 was (101.7)% and (42.7)%, respectively. The effective tax rate for the three months ended September 30, 2015 includes the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.  The effective income tax rate for the three months ended September 30, 2014 includes the net impact of favorable tax audit resolutions in multiple jurisdictions.
During first quarter of fiscal year 2016, the Company reached final settlement with the IRS in connection with the 2004–2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 is mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlement and (v) valuation allowance changes.
As of September 30, 2015 and June 30, 2015, the gross amount of UTBs was $190.1 and $342.6, respectively. As of September 30, 2015, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $92.6. As of September 30, 2015 and June 30, 2015, the liability associated with UTBs, including accrued interest and penalties, was $79.4 and $182.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended September 30, 2015 and 2014 was $1.3 and $(0.9), respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015 was $7.4 and $15.2, respectively. On the basis of the information available as of September 30, 2015, it is reasonably possible that a decrease of up to $3.0 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2017 using a retrospective approach.  Additionally, in August 2015, the FASB issued authoritative guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company is evaluating the impact these amendments will have on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued authoritative guidance related to adjustments within the measurement period for business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments will be effective for the Company for fiscal 2017 using a prospective approach, with early adoption permitted. The Company is evaluating the impact this amendment will have on the Company’s Consolidated Financial Statements.

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

	Three Months Ended September 30,
SEGMENT DATA	2015	2014
Net revenues:
Fragrances	$548.1	$640.9
Color Cosmetics	390.9	344.1
Skin & Body Care	173.3	197.3
Total	$1,112.3	$1,182.3
Operating income (loss):
Fragrances	$108.9	$120.5
Color Cosmetics	57.7	42.5
Skin & Body Care	6.8	3.7
Corporate	(91.7)	(46.6)
Total	$81.7	$120.1
Reconciliation:
Operating income	$81.7	$120.1
Interest expense, net	16.0	19.6
Loss on early extinguishment of debt	—	88.8
Other income, net	(0.3)	—
Income before income taxes	$66.0	$11.7
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended September 30,
PRODUCT CATEGORY	2015	2014
Fragrances:
Designer	38.0%	41.1%
Lifestyle	6.0	6.8
Celebrity	5.3	6.3
Total	49.3%	54.2%
Color Cosmetics:
Nail Care	15.1%	13.7%
Other Color Cosmetics	20.0	15.4
Total	35.1%	29.1%
Skin & Body Care:
Body Care	10.6%	11.5%
Skin Care	5.0	5.2
Total	15.6%	16.7%
Total	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2015 and 2014 are presented below:

	Three Months Ended September 30,
	2015	2014
Acquisition Integration Program	$46.5	$—
Organizational Redesign	15.6	40.8
Productivity Program	—	(0.2)
Other (a)	—	(0.1)
Total	$62.1	$40.5

(a)	Other restructuring balance primarily relates to the Company’s China Optimization program.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the recent acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. The Company incurred $61.8 of restructuring costs life-to-date as of September 30, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

Total Program Costs
Balance—July 1, 2015	$15.3
Restructuring charges	46.5
Payments	(1.8)
Effect of exchange rates	—
Balance—September 30, 2015	$60.0
The Company currently estimates that the total remaining accrual of $60.0 will result in cash expenditures of approximately $14.9 and $45.1 in fiscal 2016 and 2017, respectively.
Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $87.2 of restructuring costs life-to-date as of September 30, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$32.0	—	$0.1	$32.1
Restructuring charges	16.1	0.3	0.3	16.7
Payments	(6.6)	—	(0.3)	(6.9)
Changes in estimates	(1.1)	—	—	(1.1)
Effect of exchange rates	—	—	—	—
Balance—September 30, 2015	$40.4	$0.3	$0.1	$40.8
The Company currently estimates that the total remaining accrual of $40.8 will result in cash expenditures of $22.5, $17.8, and $0.5 in fiscal 2016, 2017, and 2018 respectively.
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
The Company anticipates that the Productivity Program will result in pre-tax restructuring and related costs of approximately $70.0. The Company anticipates completing the implementation of all project activities by the end of fiscal 2016. The Company incurred $41.6 of restructuring costs life-to-date as of September 30, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Productivity Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$7.0	$—	$—	$7.0
Restructuring charges	—	—	—	—
Payments	(1.0)	—	—	(1.0)
Changes in estimates	—	—	—	—
Effect of exchange rates	(0.1)	—	—	(0.1)
Balance—September 30, 2015	$5.9	$—	$—	$5.9
The Company currently estimates that the total remaining accrual of $5.9 will result in cash expenditures of approximately $5.1, and $0.8 in fiscal 2016 and 2017.

5. BUSINESS COMBINATIONS
On April 1, 2015, the Company completed its purchase of 100% of the net assets of Bourjois from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”) for a total purchase price of $376.8.
The fair value of assets acquired and liabilities assumed from the Company’s acquisition of Bourjois was based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. For the three months ended September 30, 2015 there were no adjustments to the fair value of the Bourjois assets acquired or liabilities assumed. As of September 30, 2015, the Company is still evaluating the fair value of certain intangible assets and finalizing the accounting for income taxes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2016.
Goodwill is deductible for tax purposes and is attributable to expected synergies. Goodwill of $148.7, $11.1, and $35.0 was allocated to the Color Cosmetics, Skin & Body Care, and Fragrances segments, respectively.
The Company recognized $0.7 of transaction-related costs associated with this acquisition for the three months ended September 30, 2015, which are included in Acquisition-related costs in the Condensed Consolidated Statement of Operations.

6. ACQUISITION-RELATED COSTS
Transaction-related costs represent costs directly related to acquiring a company, for both completed and/or contemplated acquisition offers and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized $15.8 in transaction-related costs for the three months ended September 30, 2015 which have been recorded in Acquisition-related costs in the Condensed Consolidated Statement of Operations. Of the $15.8, $15.1 relates to the planned merger with The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Specialty Beauty Business”), and $0.7 relates to costs associated with the Bourjois acquisition. The Company recognized no transaction-related costs during the three months ended September 30, 2014.

7. INVENTORIES

Inventories as of September 30, 2015 and June 30, 2015 are presented below:

	September 30, 2015	June 30, 2015
Raw materials	$146.1	$160.9
Work-in-process	6.9	8.4
Finished goods	432.9	388.5
Total inventories	$585.9	$557.8

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2015 and June 30, 2015 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross balance at June 30, 2015	$720.8	$677.3	$773.4	$2,171.5
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at June 30, 2015	$720.8	$677.3	$132.6	$1,530.7

Changes during the period ended September 30, 2015:
Foreign currency translation	(0.6)	(1.4)	—	(2.0)

Gross balance at September 30, 2015	$720.2	$675.9	$773.4	$2,169.5
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at September 30, 2015	$720.2	$675.9	$132.6	$1,528.7

Other Intangible Assets

Other intangible assets, net as of September 30, 2015 and June 30, 2015 are presented below:

	September 30, 2015	June 30, 2015
Indefinite-lived other intangible assets, net (a)	$1,273.7	$1,274.0
Finite-lived other intangible assets, net	614.9	639.6
Total Other intangible assets, net	$1,888.6	$1,913.6

(a) The balance of the Indefinite-lived other intangible assets is comprised solely of trademarks, net of accumulated impairments of $188.6 as of September 30, 2015 and June 30, 2015.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2015
License agreements	$800.7	$(501.1)	$—	$299.6
Customer relationships	559.1	(232.8)	—	326.3
Trademarks	119.1	(108.2)	—	10.9
Product formulations	32.7	(29.9)	—	2.8
Total	$1,511.6	$(872.0)	$—	$639.6
September 30, 2015
License agreements	$801.6	$(509.8)	$—	$291.8
Customer relationships	558.5	(242.9)	(5.5)	310.1
Trademarks	117.9	(107.5)	—	10.4
Product formulations	32.6	(30.0)	—	2.6
Total	$1,510.6	$(890.2)	$(5.5)	$614.9

Amortization expense totaled $19.2 and $18.9 for the three months ended September 30, 2015 and 2014, respectively.

In conjunction with the Company’s analysis of its go-to-market strategy in Southeast Asia during the first quarter of fiscal 2016, the Company evaluated future cash flows for this asset group and determined that the carrying value exceeded the undiscounted cash flows. As a result, the Company evaluated the fair value of the long-lived assets in the asset group, through an analysis of discounted future cash flows, and determined that the customer relationships were fully impaired and thus recorded $5.5 of asset impairment charges in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015.

9. DEBT

	September 30, 2015	June 30, 2015
Short-term debt	$23.3	$22.1
2015 Credit Agreement due March 2018	800.0	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	1,050.0	1,050.0
Incremental Term Loan due April 2018	625.0	625.0
Revolving Loan Facility due April 2018	293.5	136.5
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	2,792.5	2,634.7
Less: Short-term debt and current portion of long-term debt	(41.9)	(28.8)
Total Long-term debt	$2,750.6	$2,605.9
2015 Credit Agreement
On March 24, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) which provides for a term loan of $800.0 (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan existing under the 2013 Credit Agreement, as defined below, after giving effect to the 2015 Amendment as discussed below.
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
On June 25, 2014, the Company entered into the Incremental Term Loan Amendment (“Incremental Amendment”) to the 2013 Credit Agreement. The Incremental Amendment provides for an incremental term loan of $625.0 ( the “Incremental Term

Loan”) that has substantially the same terms and conditions as the 2013 Term Loan, except with respect to principal repayments. The Incremental Term Loan is payable in full on April 2, 2018.
On April 2, 2013, the Company refinanced its then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”) which provides a term loan of $1,250.0 (the “2013 Term Loan”), which expires on March 31, 2018. The 2013 Credit Agreement additionally provides a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) expiring on April 2, 2018, which includes up to $80.0 in swingline loans. Quarterly repayments for the 2013 Term Loan will commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal years 2017, and 2018 respectively.

As of September 30, 2015, the Company is in compliance with all financial covenants within the credit agreements and related amendments as described above.
Senior Notes
On September 29, 2014, the Company prepaid its then existing Series A notes due June 2017, Series B notes due June 2020, and Series C notes due June 2022 (collectively the “Senior Notes”). The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, the Company incurred a loss on early extinguishment of debt of $88.8, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.

10. INTEREST EXPENSE, NET

Interest expense, net for the three months ended September 30, 2015 and 2014 is presented below:

	Three Months Ended September 30,
	2015	2014
Interest expense	$15.0	$19.4
Foreign exchange losses, net of derivative contracts	1.5	1.3
Interest income	(0.5)	(1.1)
Total interest expense, net	$16.0	$19.6

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1.7	$1.5	$0.3	$0.6	$2.0	$2.1
Interest cost	0.8	0.9	0.9	1.2	0.5	1.0	2.2	3.1
Expected return on plan assets	(0.6)	(0.8)	(0.3)	(0.3)	—	—	(0.9)	(1.1)
Amortization of prior service (credit) cost	—	—	0.1	0.1	(1.4)	—	(1.3)	0.1
Amortization of net loss	0.3	0.5	0.8	0.9	—	—	1.1	1.4
Net periodic benefit cost (credit)	$0.5	$0.6	$3.2	$3.4	$(0.6)	$1.6	$3.1	$5.6
In June 2015, the Board approved the termination of the U.S. Del Labs pension plan with a proposed plan termination date of September 30, 2015. On July 31, 2015, the Company filed a determination letter request with the IRS to approve the termination of the U.S. Del Labs pension plan. As of September 30, 2015, the Company has not received notification from the IRS in response to the determination letter request. The Company expects the termination of the plan will be completed during fiscal 2017. The Company intends to fully fund the plan to provide for all plan benefits prior to the date assets are distributed with the plan termination. Settlement gain or loss, if any, resulting from the termination will be recognized at that time.
12. FAIR VALUE MEASUREMENT

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
The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of September 30, 2015 and June 30, 2015 are presented below:

	Level 1		Level 2		Level 3
	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange contracts	$—	$—	$9.7	$12.4	$—	$—
Liabilities:
Foreign exchange contracts	$—	$—	$2.4	$6.3	$—	$—
Contingent consideration - business combination	—	—	—	—	0.8	0.9
Total Liabilities	$—	$—	$2.4	$6.3	$0.8	$0.9
Total recurring fair value measurements	$—	$—	$7.3	$6.1	$(0.8)	$(0.9)
The fair values of the Company’s financial instruments estimated as of September 30, 2015 and June 30, 2015 are presented below:

	September 30, 2015		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Inc. Credit Agreements	$2,768.5	$2,771.6	$2,611.5	$2,614.2
Dividends payable	2.3	1.8	1.4	1.1

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

Coty Inc. Credit Agreements — The Company uses the income approach to value each of the aforementioned debt instruments. The Company uses a present value calculation to discount interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The Company discounts these debt instruments based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

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

13. DERIVATIVE INSTRUMENTS

The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied during fiscal 2016 and 2015 which the Company anticipates realizing in the Condensed Consolidated Statements of Operations in fiscal 2016 and 2017. The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions, which do not qualify for hedge accounting. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of September 30, 2015, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $2.4.
The Company enters into foreign exchange forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues, costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign exchange forward contracts used to hedge anticipated transactions have been designated as foreign exchange cash-flow hedges and have varying maturities through the end of June 2016. Hedge effectiveness of foreign exchange forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.

The ineffective portion of foreign exchange forward contracts is recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. As of September 30, 2015, all of the Company’s foreign exchange forward contracts designated as hedges were highly effective.

The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $9.7 at September 30, 2015. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Quantitative Information
Derivatives are recognized in the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2015 and June 30, 2015:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		September 30, 2015	June 30, 2015		September 30, 2015	June 30, 2015
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$8.9	$6.8	Accrued expenses and other current liabilities	$1.2	$4.8
Total derivatives designated as hedges		$8.9	$6.8		$1.2	$4.8
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.8	$5.6	Accrued expenses and other current liabilities	$1.2	$1.5
Total derivatives not designated as hedges		$0.8	$5.6		$1.2	$1.5
Total derivatives		$9.7	$12.4		$2.4	$6.3
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of September 30, 2015:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statement of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$11.1	$(1.4)	$9.7	$—	$—	$9.7
Liabilities	$(2.9)	$0.5	$(2.4)	$—	$—	$(2.4)
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
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three months ended September 30, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Gain (Loss) Recognized in Operations Three Months Ended September 30,
	2015	2014
Interest expense, net	$(2.8)	$1.8
Selling, general and administrative	$1.3	$0.9
As of September 30, 2015 and June 30, 2015, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $710.4 and $1,297.6, respectively, which mature at various dates through June 2016.

The accumulated gain (loss) on derivative instruments classified as cash flow hedges in AOCI, net of tax, was $4.4 and $(0.1) as of September 30, 2015 and June 30, 2015, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $4.3.

The amount of gains and losses reclassified from AOCI to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three months ended September 30, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Gain (Loss) Recognized in Operations Three Months Ended September 30,
	2015	2014
Net revenue	$1.4	$—

As of September 30, 2015, the Company had foreign exchange forward contracts designated as effective hedges in the notional amount of $202.4, which mature at various dates through June 2016. The foreign currencies of the counterparties in the hedged foreign exchange forward contracts (notional value stated in U.S. dollars) are principally the British Pound ($71.9), Euro ($80.9), Australian Dollar ($13.2), Canadian Dollar ($21.9), and Russian Ruble ($7.1). As of June 30, 2015, the Company had a notional value of $277.0 in foreign exchange forward contracts designated as effective hedges.

14. EQUITY
Common Stock
As of September 30, 2015, the Company’s common stock consisted of Class A Common Stock, and Class B Common Stock each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board. As of September 30, 2015, total authorized shares of Class A Common Stock and Class B Common Stock are 800.0 million and 262.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 94.5 million and 262.0 million, respectively.

In fiscal 2015, the Company recognized compensation expense of $13.9 million and a related liability for 1.4 million shares which its parent JABC agreed to repurchase from an individual originally intended to become an executive of the Company.  From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1 and was recorded as a reduction of stock compensation expense.  On July 8, 2015 JABC repurchased the shares and the settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.
Preferred Stock
As of September 30, 2015, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of September 30, 2015, total authorized shares of preferred stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.9 million. The outstanding 1.9 million Series A Preferred Stock generally vest on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of September 30, 2015, the Company classified $0.4 Series A Preferred Stock as equity, and $0.1 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—July 1, 2015	$(0.1)	$(24.6)	$(249.3)	$(274.0)
Other comprehensive income (loss) before reclassifications	5.7	0.2	(16.8)	(10.9)
Less: Net amounts reclassified from AOCI	1.2	—	—	1.2
Net current-period other comprehensive income (loss)	4.5	0.2	(16.8)	(12.1)
Balance—September 30, 2015	$4.4	$(24.4)	$(266.1)	$(286.1)

Treasury Stock
On August 13, 2015, the Company’s Board of Directors authorized the Company to repurchase up to $700.0 of its Class A Common Stock, inclusive of any amounts remaining under the Company’s previously announced share repurchase program (the “Repurchase Program”). Repurchases will be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock, and general market conditions. No time has been set for the completion of the Repurchase Program and the program may be suspended or discontinued at any time.
In connection with the Company’s Repurchase Program, the Company repurchased 5.5 million shares of its Class A Common Stock during the three months ended September 30, 2015. The shares were purchased in multiple transactions at prices ranging from $26.91 to $30.23. The aggregate fair value of shares repurchased during the three months ended September 30, 2015 was $155.7, and was recorded as an increase to Treasury stock in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.

Dividends
On September 11, 2015, the Company declared a cash dividend of $0.25 per share, or $90.1 on its Class A and Class B Common Stock, RSUs and Phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2015. The remaining $1.1 is payable upon settlement of the RSUs and Phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2015. Total accrued dividends on unvested RSUs and Phantom Units of $2.3 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2015.

15. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of September 30, 2015, approximately 18.8 million shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.
Total share-based compensation expense of $11.7 and $1.3 for the three months ended September 30, 2015 and 2014, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2015, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $8.6, $9.0 and $44.5, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 1.99, 4.55 and 3.16 years, respectively.
Nonqualified Stock Options
Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.
The Company’s outstanding nonqualified stock options as of September 30, 2015 and activity during the three months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2015	14.0	$11.32
Exercised	(1.1)	8.99
Canceled or expired	(0.1)	10.40
Outstanding at September 30, 2015	12.8	$11.53
Vested and expected to vest at September 30, 2015	10.2	$9.89	$175.1	4.49
Exercisable at September 30, 2015	5.9	$8.79	$107.2	3.40
The Company did not grant any nonqualified stock options during the three months ended September 30, 2015. The grant prices of the outstanding options as of September 30, 2015 ranged from $6.00 to $24.13. The grant prices for exercisable options ranged from $6.00 to $10.50.
A summary of the total intrinsic value of stock options exercised for the three months ended September 30, 2015 and 2014 is presented below:

	September 30,
	2015	2014
Intrinsic value of options exercised	$21.2	$10.0
The share-based compensation expense recognized on the nonqualified stock options was $2.7 and $2.0 during the three months ended September 30, 2015 and 2014, respectively.
Series A Preferred Stock
Shares of Series A Preferred Stock generally become exercisable 5 years from the date of the grant and have a 2-year exercise period from the date the grant becomes fully vested for a total contractual life of 7 years. The Company did not grant any shares of Series A Preferred stock during the three months ended September 30, 2015.
The Series A Preferred Stock are accounted for partially as a liability as of September 30, 2015 and the Company recognized $0.5 and no expense for the three months ended September 30, 2015, and 2014, respectively.
Restricted Share Units
During the three months ended September 30, 2015 and 2014, the Company granted 1.0 million and 1.6 million RSUs under the Omnibus LTIP. The share-based compensation expense (income) recorded in connection with the RSUs was $0.6 and $(0.2) for the three months ended September 30, 2015 and 2014, respectively.
The Company’s outstanding RSUs as of September 30, 2015 and activity during the three months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2015	4.3
Granted	1.0
Settled	—
Canceled	(0.2)
Outstanding at September 30, 2015	5.1
Vested and expected to vest at September 30, 2015	3.6	$97.6	$3.29
Phantom Units
On July 21, 2015, the Company’s Board of Directors granted Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board and interim Chief Executive Officer, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim Chief Executive Officer of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Equity and Long-Term Incentive Plan. On July 24, 2015 Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately.
The Company recognized $8.0 of share-based compensation expense during the three months ended September 30, 2015 as there are no service or performance conditions with respect to the phantom units. No phantom units were awarded during the three months ended September 30, 2014.
Restricted Shares
Share-based compensation expense (income) recorded in connection with restricted shares was nil and $(0.5) for the three months ended September 30, 2015 and 2014, respectively.
Special Share Purchase Transaction
In fiscal 2015, the Company recognized compensation expense of $13.9 million and a related liability for 1.4 million shares which its parent JABC agreed to repurchase from an individual originally intended to become an executive of the Company.  From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1 and was recorded as a reduction of stock compensation expense.  On July 8, 2015 JABC repurchased the shares and the settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.

16. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended September 30,
	2015	2014
	(in millions, except per share data)
Net income attributable to Coty Inc.	$125.7	$10.6
Weighted-average common shares outstanding—Basic	360.0	354.2
Effect of dilutive stock options and Series A Preferred Stock (a)	6.7	8.4
Effect of restricted stock and RSUs (b)	3.2	1.7
Weighted-average common shares outstanding—Diluted	$369.9	$364.3
Net income attributable to Coty Inc. per common share:
Basic	$0.35	$0.03
Diluted	0.34	0.03

(a)
For the three months ended September 30, 2015, outstanding stock options and Series A Preferred Stock to purchase 3.6 million shares of common stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended September 30, 2014, no options were excluded in the computation of EPS.

(b)
For the three months ended September 30, 2015 and 2014, zero and 1.6 million RSUs outstanding, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

17. COMMITMENTS AND CONTINGENCIES

Planned Merger with Procter and Gamble Specialty Beauty Business
On July 9, 2015 Coty announced the signing of a definitive agreement to merge the P&G Specialty Beauty Business, comprised of 43 beauty brands, into the Company through a Reverse Morris Trust transaction.
The Company’s transaction proposal valued the P&G Specialty Beauty Business at $12.5 billion, based on the number of the Company’s basic Class A and Class B Common shares outstanding (i.e., excluding the impact of the Company’s outstanding equity awards) and an average Company trading price at the time of the proposal. The actual transaction value will be known at closing based on the Company’s then current share price and fully diluted share count, as well as, the final level of assumed debt. The aggregate consideration in the transaction will consist of shares in the combined company issued to participating P&G shareholders, as well, as the assumption of debt of the P&G Specialty Beauty Business. The share issuance is structured to result in P&G shareholders receiving 52% of all outstanding shares in the combined company on a fully diluted basis. The Company’s proposal valued this equity component at approximately $9.6 billion at the time the proposal was submitted. The remaining consideration of $2.9 billion in assumed debt from the P&G Specialty Beauty Business is subject to a $1.0 billion adjustment within a collar based on the trading price of the Company’s stock (range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. The assumed debt is expected to be between approximately $1.9 billion and $3.9 billion.
As of September 30, 2015, the estimated value of the transaction was approximately $13.0 billion based on Coty’s stock price and outstanding Class A and Class B Common shares and equity grants as of September 30, 2015. The value is comprised of approximately 413 million shares which represents 52% of the diluted equity of the combined company, valued at approximately $11.1 billion and the assumption of $1.9 billion in debt from the P&G Specialty Beauty Business. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final value of the transaction will be determined at the date of closing.
Noncontrolling Interests
The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, the Company gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.6 for this 14%. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary at an estimated purchase price of approximately $29.2.
Legal Matters
The Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to the business. Other than as described below, management believes that the outcome of current litigation will not have a material adverse impact on the Company’s results of operations, financial condition, or cash flows. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
During fiscal 2014, two putative class action complaints were filed in the United States District Court for the Southern District of New York against the Company, its directors and certain of its executive officers, and the underwriters of the initial public offering (“IPO”), alleging violations of the federal securities laws in connection with the Company's IPO. Those lawsuits were consolidated under the caption In re Coty Inc. Securities Litigation, and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against the Company, its directors, and certain of its executive officers, under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased the Company’s Class A Common Stock in the IPO, damages of an unspecified amount and equitable or injunctive relief.
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
On January 14, 2013, the Company voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) additional results of the Company’s internal due diligence review with respect to exports from its majority owned subsidiary in the UAE (the “UAE Subsidiary”). In particular, the Company disclosed information relating to overall compliance with U.S. antiboycott laws, including with respect to the inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S. origin goods. The Company believes inclusions of this legend may constitute violations of U.S. antiboycott laws. On June 28, 2013, the Company voluntarily disclosed to the OAC the final results of the Company’s internal due diligence review. The disclosure addressed the above described findings and the remedial actions the Company has taken to date. The Company cannot predict when the OAC will complete its review.
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

18. SUBSEQUENT EVENTS
New Credit Agreement
On October 27, 2015 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) in the aggregate principal amount of $4.5 billion comprised of (i) a five year revolving credit facility in an aggregate principal amount up to $1.5 billion, (ii) a $1.75 billion term loan A facility and (iii) a $1.25 billion term loan B facility.
The proceeds of the term loan facilities were used to refinance the 2013 Term Loan, the 2013 Revolving Loan Facility, the Incremental Term Loan and the 2015 Term Loan. The revolving credit facility will also be used for working capital needs and other general corporate purposes.
The interest rate applicable to borrowings under the revolving credit facility and the term loan A facility will accrue at a rate equal to, at the Company’s option, either LIBOR plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s net leverage ratio, as defined in the Credit Agreement.
The interest rate applicable to borrowings under the term loan B facility will accrue at a rate equal to (a) for U.S. dollar term loans, at the Company’s option, either LIBOR (subject to a 0.75% floor) plus a margin of 3.00% or a base rate plus a margin of 2.00%, and (b) for Euro term loans, EURIBOR (subject to a 0.75% floor) plus a margin of 2.75%. The Company will pay to the revolving lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s net leverage ratio, as defined in the Credit Agreement.

Quarterly repayments for the term loan A facility and term loan B facility will commence on June 30, 2016 and will continue to be made in quarterly installments of 1.25% and 0.25% of the original principal amount, respectively. The revolving credit facility and term loan A facility will mature in October 2020 and the term loan B facility will mature in October 2022.
Acquisition of Hypermarcas Beauty Business

On November 2, 2015, the Company entered into a definitive agreement to acquire the personal care and beauty business of Hypermarcas S.A. (the “Beauty Business”) for approximately $1.0 billion (3.8 billion Brazilian Reais) in cash. The acquisition is expected to strengthen the Company’s position in the Brazilian beauty and personal care market. The transaction will be funded with a combination of cash on hand and available debt facilities and is expected to be closed in two stages by end of March 2016.
Share Repurchase
In connection with the Repurchase Program, the Company repurchased $11.1 million shares of the Company’s Class A Common Stock in multiple transactions from October 1, 2015 through November 4, 2015 at prices ranging from $25.51 to $29.86 per share. The aggregate fair value of all shares repurchased during this period was $312.2. As a result, $232.1 remains for additional repurchases under the current authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“Fiscal 2015 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See Part II — Item 1A. Risk Factors of our Fiscal 2015 Form 10-K for a discussion on the uncertainties, risks and assumptions associated with these statements, as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.

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

•
Share-based compensation adjustment may also include special transactions. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Fiscal 2015 Form 10-K for a full discussion of the share-based compensation adjustment.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

NET REVENUES

In the three months ended September 30, 2015, net revenues decreased 6%, or $70.0, to $1,112.3 from $1,182.3 in the three months ended September 30, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 9%, partially offset by an increase in unit volume of 8%, and a negative price and mix impact of 5%. In the three months ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”). The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations, the Bourjois acquisition, and the discontinuation of TJoy and China Optimization, total net revenues in the three months ended September 30, 2015 decreased 2% due to a negative price and mix impact of 2%.

Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2015	2014	Change %
NET REVENUES
Fragrances	548.1	$640.9	(14%)
Color Cosmetics	390.9	344.1	14%
Skin & Body Care	173.3	197.3	(12%)
Total	$1,112.3	$1,182.3	(6%)

Fragrances

In the three months ended September 30, 2015, net revenues of Fragrances decreased 14%, or $92.8, to $548.1 from $640.9 in the three months ended September 30, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 6%, a negative price and mix impact of 5%, and a decrease in unit volume of 3%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 8% in part due to a lower level of launch activities in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in the segment reflects lower net revenues from Calvin Klein, Marc Jacobs, Davidoff and from existing brands that are later in their lifecycles. Lower net revenues in Calvin Klein primarily reflect declines in existing product lines and the negative impact of foreign currency exchange, partly offset by incremental net revenues from the Calvin Klein Eternity Now franchise. Net revenues in Marc Jacobs declined primarily due to a lower level of launch activity, reflecting the later timing of Marc Jacobs Decadence launch in this fiscal quarter as compared to the launch of Marc Jacobs Daisy Dream in prior year, and declines in existing product lines. Partially offsetting these declines were incremental net revenues from Nautica, in part due to different phasing of orders, the launch of Miu Miu, and growth in Brazil resulting from our commercial distributor relationship with Avon. The negative price and mix impact is primarily due to higher volumes of lower-priced fragrance products and lower relative volumes of higher-priced products.

Color Cosmetics

In the three months ended September 30, 2015, net revenues of Color Cosmetics increased 14%, or $46.8, to $390.9 from $344.1 in the three months ended September 30, 2014. The increase was primarily the result of an increase in unit volume of 16% and a positive price and mix impact of 9%, partially offset by a negative foreign currency exchange translations impact of 11%. The Bourjois acquisition positively impacted net revenues by 14%, generating 16% of the unit volume increase partially offset by a negative 2% foreign currency exchange translations impact. Excluding the impact to net revenues from the Bourjois acquisition and the negative impact of foreign currency exchange translations, net revenues of Color Cosmetics increased 9% reflecting a positive price and mix impact of 9%. Despite a decline in the U.S. retail nail market in the three months ended September 30, 2015, Sally Hansen net revenues increased in the U.S. due to continued success of Sally Hansen Miracle Gel reflecting enhanced product offering. The introduction of Sally Hansen Miracle Gel in EMEA also contributed to the growth in Sally Hansen. Segments results were partially offset by lower net revenues from Rimmel, New York Color, Astor, and OPI. Lower net revenues from Rimmel primarily reflect the negative impact of foreign currency exchange translations, partially offset by the incremental net revenues from the launch of Rimmel Supercurler mascara along with growth from existing products. Lower net revenues in New York Color reflect declining sales in the U.S. Net revenues from OPI were negatively impacted by foreign currency exchange translations and a decline in Nicole by OPI in the U.S., partially offset by the success of new launch OPI Infinite Shine and incremental net revenues in China. Results in Astor reflect the negative impact of foreign currency exchange translations. The positive price and mix impact primarily reflects higher relative volumes of higher-priced products, such as Sally Hansen and Rimmel.

Skin & Body Care

In the three months ended September 30, 2015, net revenues of Skin & Body Care decreased 12%, or $24.0, to $173.3 from $197.3 in the three months ended September 30, 2014. The decrease in the segment was primarily the result of a negative foreign currency exchange translations impact of 11% and a negative price and mix impact of 3%, partially offset by an increase in unit volume of 2%. Excluding the impact of foreign currency exchange translations, net revenues of Skin & Body Care decreased 1%, reflecting lower net revenues from Playboy and philosophy. Lower net revenues from Playboy were primarily due to a negative impact from foreign currency exchange translations, declines in existing product lines and lower net revenues in Brazil, reflecting a planned shift towards fragrances in our product offerings, partially offset by incremental net revenues from the launch of the Playboy Play It Wild franchise. The decrease in philosophy reflects lower net revenues in the U.S. primarily due to different timing of promotional activities as shipments for a key customer were shifted to the second quarter of fiscal 2016. Results for adidas were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues in adidas increased reflecting strong growth in EMEA due to recent launches such as adidas UEFA Champions League Edition, the Born Original franchise, and Climacool toiletries, partially offset by a decline in Brazil. The negative price and mix impact for the segment primarily reflects lower relative volume of higher-priced philosophy products and higher relative volume of lower-priced adidas products.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa), and Asia Pacific (comprising Asia and Australia).

	Three Months Ended September 30,
(in millions)	2015	2014	Change %
NET REVENUES
Americas	$423.2	$447.3	(5%)
EMEA	557.3	593.9	(6%)
Asia Pacific	131.8	141.1	(7%)
Total	$1,112.3	$1,182.3	(6%)

Americas

In the three months ended September 30, 2015, net revenues in the Americas decreased 5%, or $24.1, to $423.2 from $447.3 in the three months ended September 30, 2014. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas decreased 3%. The decline in the region reflects lower net revenues in Brazil, Canada, the U.S., and the travel retail business. The decline in Brazil reflects lower net revenues from the Skin & Body Care segment as discussed in “Skin & Body Care” above, partially offset by the growth in the Fragrance segment. In addition, net revenues in Brazil were adversely impacted by foreign currency exchange translations as well as overall economic weakness. Lower net revenues in Canada primarily reflect the adverse impact of foreign currency exchange translations. Lower net revenues in the U.S. were primarily driven by declines in Calvin Klein, as well as philosophy due to different timing of promotional activities at a key customer. Celebrity fragrance brands that are late in their lifecycles, Davidoff, New York Color, and Nicole by OPI also contributed to the net revenues declines in the U.S. Partially offsetting these decreases was growth from Sally Hansen in the U.S., achieved despite an aforementioned decline in the retail nail market. The decline in our travel retail business was driven by Calvin Klein, as incremental net revenues from new launches could not offset the decline from existing product lines reflecting an overall weakness in fragrances market trends.

EMEA

In the three months ended September 30, 2015, net revenues in EMEA decreased 6%, or $36.6, to $557.3 from $593.9 in the three months ended September 30, 2014. Excluding the negative impact of foreign currency exchange translations of 13% and the impact of the Bourjois acquisition, net revenues in EMEA decreased 3%. The decline in the region reflects lower net revenues in the U.K., Germany, Eastern Europe, our travel retail business, and Southern Europe. Net revenues in the U.K. were negatively affected by foreign currency exchange translations, declines from Calvin Klein and Marc Jacobs as incremental net revenues from new launches could not offset the decline from existing product lines, as well as an ongoing increased level of promotional and discounted pricing activity reflecting a competitive retail environment. Results in Germany and Eastern Europe were adversely affected by the negative impact of foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, Germany net revenues increased reflecting the introduction of Sally Hansen Miracle Gel as well as growth from Manhattan and adidas, partially offset by decline in Fragrances. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, Eastern Europe net revenues increased reflecting growth from Rimmel, adidas, and Sally Hansen. The decline in our travel retail business primarily reflects the negative impact of foreign currency exchange as well as lower net revenues from power brands. Southern Europe also contributed to the decline in the region. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, the decline in Southern Europe reflects lower net revenues from Fragrances partially offset by strong growth from

Rimmel. Partially offsetting the decline in the region were incremental net revenues from our recently formed subsidiary in the Middle East.

Asia Pacific

In the three months ended September 30, 2015, net revenues in Asia Pacific decreased 7%, or $9.3, to $131.8 from $141.1 in the three months ended September 30, 2014. Excluding the negative impact of foreign currency exchange translations of 11%, net revenues in Asia Pacific increased 4%. The decline in the region primarily reflects lower net revenues in China, Australia, and the travel retail business, partly offset by growth in the regional export business. Amid signs of weakness in the Chinese economy, net revenues in China declined reflecting lower net revenues from power brands such as Calvin Klein and Marc Jacobs. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations. Excluding this impact, net revenues in Australia increased primarily driven by growth from Rimmel, Calvin Klein and from celebrity brands such as Katy Perry, Beyoncé, David Beckham along with incremental net revenues from the launch of Miu Miu. Lower net revenues in our travel retail business primarily reflect declines in Marc Jacobs, in part due to a lower level of launch activity in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and a difficult retail environment in the region. Net revenues in Southeast Asia were adversely impacted by negative foreign exchange translations. However, excluding this impact, net revenues in Southeast Asia increased reflecting growth in Fragrance and Color Cosmetics segments. Partially offsetting the regional decline was growth from our regional export business, primarily reflecting high net revenues from Calvin Klein and Nautica, in part due to different phasing of orders.

COST OF SALES

In the three months ended September 30, 2015, cost of sales decreased 8%, or $38.5, to $443.7 from $482.2 in the three months ended September 30, 2014. Cost of sales as a percentage of net revenues decreased to 39.9% in the three months ended September 30, 2015 from 40.8% in the three months ended September 30, 2014, resulting in a gross margin improvement of approximately 90 basis points. The cost of sales includes the negative impact of acquisition-related costs related to the Bourjois acquisition in the three months ended September 30, 2015 and the impact of the revaluation of inventory buyback associated with the conversion from distributor to subsidiary distribution model in a select emerging market and China Optimization in the three months ended September 30, 2014. Excluding the impact of these items, gross margin in the three months ended September 30, 2015 improved approximately 70 basis points primarily reflecting continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended September 30, 2015, selling, general and administrative expenses decreased 7%, or $36.3, to $484.3 from $520.6 in the three months ended September 30, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 43.5% in the three months ended September 30, 2015 from 44.0% in the three months ended September 30, 2014. Selling, general and administrative expenses include business realignment costs, share-based compensation expense adjustment, and China Optimization costs. See “Adjusted Operating Income.” Excluding the items described above, selling, general and administrative expenses decreased 8%, or $40.4, to $478.5 from $518.9 in the three months ended September 30, 2014 and decreased as a percentage of net revenues to 43.0% from 43.9%. This decrease of approximately 90 basis points primarily reflects lower advertising and consumer promotion spending and lower administrative costs, partially offset by higher share-based compensation expenses. The decrease in advertising and consumer promotion spending primarily reflects the positive impact of foreign currency exchange translations, our strategic focus on improving spend efficiency, and a lower level of launch activity in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Lower administrative costs primarily reflect the positive impact of foreign currency exchanges translations and savings from our Organizational Redesign, partially offset by added costs related to the Bourjois business that were not in the three months ended September 30, 2014. Higher share-based compensation expenses primarily reflect the impact from the issuance of new grants and an increase in fringe benefit expense resulting from a higher level of options exercises.

OPERATING INCOME

In the three months ended September 30, 2015, operating income decreased 32%, or $38.4, to $81.7 from $120.1 in the three months ended September 30, 2014. Operating margin, or operating income as a percentage of net revenues, decreased to 7.3% of net revenues in the three months ended September 30, 2015 as compared to 10.2% in the three months ended September 30, 2014. This margin decline reflects approximately 220 basis points related to higher restructuring costs, approximately 140 basis points related to acquisition-related costs in the three months ended September 30, 2015, approximately 50 basis points related to asset impairment charges in the three months ended September 30, 2015, and approximately 10 basis points related to higher amortization expense, partially offset by approximately 90 basis points related to lower cost of sales and approximately 50 basis points related to lower selling, general and administrative expenses.

Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2015	2014	Change %
OPERATING INCOME (LOSS)
Fragrances	$108.9	$120.5	(10%)
Color Cosmetics	57.7	42.5	36%
Skin & Body Care	6.8	3.7	84%
Corporate	(91.7)	(46.6)	(97%)
Total	$81.7	$120.1	(32%)

Fragrances

In the three months ended September 30, 2015, operating income for Fragrances decreased 10%, or $11.6, to $108.9 from $120.5 in the three months ended September 30, 2014. Operating margin increased to 19.9% of net revenues in the three months ended September 30, 2015 as compared to 18.8% in the three months ended September 30, 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.

Color Cosmetics

In the three months ended September 30, 2015, operating income for Color Cosmetics increased 36%, or $15.2, to $57.7 from $42.5 in the three months ended September 30, 2014. Operating margin increased to 14.8% of net revenues in the three months ended September 30, 2015 as compared to 12.4% in the three months ended September 30, 2014, primarily reflecting lower selling, general and administrative expenses and lower cost of sales as percentages of net revenues.

Skin & Body Care

In the three months ended September 30, 2015, operating income for Skin & Body Care increased $3.1, to $6.8 from $3.7 in the three months ended September 30, 2014. Operating margin increased to 3.9% of net revenues in the three months ended September 30, 2015 as compared to 1.9% in the three months ended September 30, 2014. Operating income in the three months ended September 30, 2014 includes an expense of $1.7 related to China Optimization.

Excluding income related to China Optimization in the three months ended September 30, 2014, operating income increased $1.4, to $6.8 from $5.4 in the three months ended September 30, 2014. Operating margin increased to 3.9% of net revenues in the three months ended September 30, 2015 as compared to 2.7% in the three months ended September 30, 2014, primarily driven by lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended September 30, 2015, operating loss for Corporate was $91.7 compared to $46.6 in the three months ended September 30, 2014, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended September 30,
(in millions)	2015	2014	Change %
Reported Operating Income	$81.7	$120.1	(32%)
% of Net revenues	7.3%	10.2%
Restructuring and other business realignment costs	67.0	41.3	62%
Acquisition-related costs (a)	18.3	4.7	>100%
Asset impairment charges	5.5	—	N/A
Share-based compensation expense adjustment	0.9	0.6	50%
China Optimization	—	0.4	(100%)
Total adjustments to Reported Operating Income	91.7	47.0	95%
Adjusted Operating Income	$173.4	$167.1	4%
% of Net revenues	15.6%	14.1%

(a)
Acquisition-related costs include items in addition to the amounts recorded in acquisition-related costs of $15.8 in the three months ended September 30, 2015 and nil in the three months ended September 30, 2014, in the Condensed Consolidated Statements of Operations. See “Acquisition-Related Costs.”

In the three months ended September 30, 2015, Adjusted Operating Income increased 4%, or $6.3, to $173.4 from $167.1 in the three months ended September 30, 2014. Adjusted operating margin increased to 15.6% of net revenues in the three months ended September 30, 2015 as compared to 14.1% in the three months ended September 30, 2014, primarily reflecting lower cost of sales and lower selling, general and administrative expenses, as described under “Cost of Sales” and “Selling, General and Administrative Expenses,” respectively. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 12%.

Restructuring and Other Business Realignment Costs
In the first quarter of fiscal 2016, our Board of Directors approved an expansion to the Acquisition Integration Program in connection with the recent acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  We anticipate the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. We’ve incurred $61.8 of restructuring costs life-to-date as of September 30, 2015, which have been recorded in Corporate. We currently estimate that the total remaining accrual of $60.0 will result in cash expenditures of approximately $14.9 and $45.1 in fiscal 2016 and 2017, respectively.

In the three months ended September 30, 2015, we incurred restructuring and other business structure realignment costs of $67.0, as follows:

•
We incurred restructuring costs of $62.1, included in restructuring costs in the Condensed Consolidated Statements of Operations, which consist of Acquisition Integration Program and Organizational Redesign.

•
We incurred business structure realignment costs of $4.9 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2014, we incurred restructuring and other business structure realignment costs of $41.3, as follows:

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

Acquisition-Related Costs

In the three months ended September 30, 2015, we incurred acquisition-related costs of $18.3. These costs primarily consist of legal and consulting fees associated with the planned merger with The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Specialty Beauty Business”) and the Bourjois acquisition of $15.1 and $0.7, respectively, included in the Condensed Consolidated Statements of Operations. Also included in connection with the Bourjois acquisition are $2.5 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2014, we incurred acquisition-related costs of $4.7 related to the revaluation of inventory buyback associated with the conversion from distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Condensed Consolidated Statements of Operations.

In all reported periods, all acquisition-related costs were reported in Corporate.

Asset Impairment Charges

In the three months ended September 30, 2015, asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.

In the three months ended September 30, 2014, we did not incur any asset impairment charges.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.9 and $0.6 in the three months ended September 30, 2015 and 2014, respectively. The increase in the share-based compensation expense adjustment primarily reflects a decrease in the actual and expected forfeiture rate reflecting the impact of our Organizational Redesign.

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

China Optimization

In the three months ended September 30, 2014, we incurred costs of $0.4 related to China Optimization, which consists of costs of $1.7 in the Skin & Body Care segment and income of $1.3 in the Color Cosmetics segment. China Optimization costs primarily reflect the refinement in estimates.

INTEREST EXPENSE, NET

In the three months ended September 30, 2015, interest expense, net was $16.0 as compared with $19.6 in the three months ended September 30, 2014. This decrease is primarily due to lower interest rates on long-term debt resulting in savings of $5.1, partially offset by higher deferred financing costs of $0.8 and lower interest income of $0.7.
LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the three months ended September 30, 2014, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “Financial Condition—Liquidity and Capital Resources” below.
INCOME TAXES

The effective income tax rate for the three months ended September 30, 2015 and 2014 was (101.7%) and (42.7%) respectively.  The effective income tax rate for the three months ending on September 30, 2015 includes the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.  The effective income tax rate for the three months ending on September 30, 2014 includes the net impact of favorable tax audit resolutions in multiple jurisdictions.
During first quarter of fiscal year 2016, we reached final settlement with the IRS in connection with the 2004–2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, we recognized a tax benefit of approximately $193.9 of which $164.2 is mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlement and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(in millions)	Income Before Income Taxes	Benefit for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$66.0	$(67.1)	(101.7%)	$11.7	$(5.0)	(42.7%)
Adjustments to Reported Operating Income (a)	91.7	(2.3)		47.0	14.5
Other Adjustments (b)	—	—		$88.8	$27.3
Adjusted Income Before Income Taxes	$157.7	$(69.4)	(44.0%)	$147.5	$36.8	24.9%

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income.”

(b)	See “Reconciliation of Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”
The adjusted effective tax rate was (44.0%) compared to 24.9% in the prior-year period. The differences were primarily due to the net impact of the settlements with the IRS. Cash paid during the quarter for income taxes of $36.8 and $26.6, represents 23.3% and 18.0% of Adjusted income before income taxes for the three months ended September 30, 2015 and 2014, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended September 30, 2015, net income attributable to Coty Inc. increased $115.1, to $125.7, from $10.6 in the three months ended September 30, 2014. This increase primarily reflects the aforementioned tax benefit for the settlement with the IRS and $88.8 in losses on the early extinguishment of debt incurred in the three months ended September 30, 2014, partially offset by lower operating income in the three months ended September 30, 2015.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2015	2014	Change %
Reported Net Income Attributable to Coty Inc.	$125.7	$10.6	>100%
% of Net revenues	11.3%	0.9%
Adjustments to Reported Operating Income (a)	91.7	47.0	95%
Loss on early extinguishment of debt (b)	—	88.8	(100%)
Adjustments to noncontrolling interest expense (c)	—	(1.6)	(100%)
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	2.3	(41.8)	>100%
Adjusted Net Income Attributable to Coty Inc.	$219.7	$103.0	>100%
% of Net revenues	19.8%	8.7%
Per Share Data
Adjusted weighted-average common shares
Basic	360.0	354.2
Diluted	369.9	364.3
Adjusted Net Income attributable to Coty Inc. per common share
Basic	$0.61	$0.29
Diluted	0.59	0.28

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income.”

(b)	Loss on early extinguishment of debt associated with repurchase of our Senior Notes. Included in loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(c)
Noncontrolling interest expense in the three months ended September 30, 2014 was related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market and is included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2015, we had cash and cash equivalents of $416.0 compared with $341.3 at June 30, 2015.

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

Debt

	September 30, 2015	June 30, 2015
Short-term debt	$23.3	$22.1
2015 Credit Agreement due March 2018	800.0	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	1,050.0	1,050.0
Incremental Term Loan due April 2018	625.0	625.0
Revolving Loan Facility due April 2018	293.5	136.5
Other long-term debt and long-term capital lease obligations	0.7	1.1
Total debt	2,792.5	2,634.7
Less: Short-term debt and current portion of long-term debt	(41.9)	(28.8)
Total Long-term debt	$2,750.6	$2,605.9
2015 Credit Agreement
On March 24, 2015, we entered into a Credit Agreement (the “2015 Credit Agreement”) which provides for a term loan of $800.0 (the “2015 Term Loan”), payable in full on March 31, 2018. The terms of the 2015 Term Loan are substantially the same as those of the term loan existing under the 2013 Credit Agreement, after giving effect to the 2015 Amendment as discussed below.
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
On June 25, 2014, we entered into the Incremental Term Loan Amendment (“Incremental Amendment”) to the 2013 Credit Agreement. The Incremental Amendment provides for an incremental term loan of $625.0 ( the “Incremental Term Loan”), and has substantially the same terms and conditions as those of the 2013 Term Loan, except with respect to principal repayments. The Incremental Term Loan is payable in full on April 2, 2018.
On April 2, 2013, we refinanced our then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”) which provides a term loan of $1,250.0 (the “2013 Term Loan”), which expires on March 31, 2018. The 2013 Credit Agreement additionally provides a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) expiring on April 2, 2018, which includes up to $80.0 in swingline loans. Quarterly repayments for the 2013 Term Loan will commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal years 2017, and 2018 respectively.

As of September 30, 2015, we are in compliance with all financial covenants within the credit agreements and related amendments as described above.
Business Combinations
Pending Transaction with P&G Specialty Beauty Business
On July 9, 2015 we announced the signing of a definitive agreement to merge the P&G Specialty Beauty Business, comprised of 43 beauty brands, into us through a Reverse Morris Trust transaction.
Our transaction proposal valued the P&G Specialty Beauty Business at $12.5 billion, based on the number of our basic Class A and Class B Common shares outstanding (i.e., excluding the impact of our outstanding equity awards) and an average trading price of our stock at the time of the proposal. The actual transaction value will be known at closing based on the our then current share price and fully diluted share count, as well as, the final level of assumed debt. The aggregate consideration in the transaction will consist of shares in the combined company issued to participating P&G shareholders, as well as, the assumption of debt of the P&G Specialty Beauty Business. The share issuance is structured to result in P&G shareholders receiving 52% of all outstanding shares in the combined company on a fully diluted basis. Our proposal valued this equity component at approximately $9.6 billion at the time the proposal was submitted. The remaining consideration of $2.9 billion in assumed debt from the P&G Specialty Beauty Business is subject to a $1 billion adjustment within a collar based on the trading price of the our stock (range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. The assumed debt is expected to be between approximately $1.9 billion and $3.9 billion.

As of September 30, 2015, the estimated value of the transaction was approximately $13.0 billion based on our stock price and outstanding Class A and Class B Common shares and equity grants as of September 30, 2015. The value is comprised of approximately 413 million shares which represents 52% of the diluted equity of the combined company, valued at approximately $11.1 billion and the assumption of $1.9 billion in debt from the P&G Specialty Beauty Business. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final value of the transaction will be determined at the date of closing.
Acquisition of Hypermarcas Beauty Business

On November 2, 2015, we entered into a definitive agreement to acquire the personal care and beauty business of Hypermarcas S.A. (the “Beauty Business”) for approximately $1.0 billion (3.8 billion Brazilian Reais) in cash. The acquisition is expected to strengthen our position in the Brazilian beauty and personal care market. The transaction will be funded with a combination of cash on hand and available debt facilities and is expected to be closed in two stages by end of March 2016.

Cash Flows

	Three Months Ended September 30,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$116.7	$26.2
Net cash used in investing activities	(42.5)	(60.4)
Net cash provided by (used in) financing activities	6.6	(148.0)

Net cash provided by operating activities

Net cash provided by operating activities was $116.7 and $26.2 for the three months ended September 30, 2015 and 2014, respectively. The increase in operating cashflows of $90.5 is primarily due to timing of trade receivable collections and working capital needs associated with year over year key initiatives.

Net cash used in investing activities

Net cash used in investing activities was $42.5 and $60.4 for the three months ended September 30, 2015 and 2014, respectively. The decrease in cash outflows is primarily driven by lower cash payments for capital projects of $17.3 and the prior year payment associated with business combinations of $0.6 which did not occur in the current year.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $6.6 and $(148.0) for the three months ended September 30, 2015 and 2014, respectively. The decrease in financing cash outflows of $154.6 is primarily attributable to debt related transactions during the three months ended September 30, 2015 that resulted in net cash inflows of $159.0 compared to net cash outflows of $139.2 in the three months ended September 30, 2014. Cash inflows from debt transactions are primarily driven by net proceeds in the current year of $145.0 compared to net payments in the prior year of $189.5 from our 2013 Revolving Loan Facility, and the prior year repurchase of Senior Notes and related make-whole payments of $584.6 which were only partially offset in the prior year by cash proceeds of $600.0 from short term debt borrowings. The year over year increase in cash inflows from debt related transactions of $298.2, the prior year payment for the purchase of additional noncontrolling interests of $14.9 which did not reoccur in the current year, and slightly higher proceeds of $2.0 from the issuance of Common Stock were only partially offset by cash outflows of $155.7 for the purchase of treasury shares, higher distributions to redeemable noncontrolling interest partners $2.7 and higher payments of deferred financing fees of $0.5 during the three months ended September 30, 2015.

Dividends
On September 11, 2015, we declared a cash dividend of $0.25 per share, or $90.1 on our Class A and Class B Common Stock, RSUs and Phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2015. The remaining $1.1 is payable upon settlement of the RSUs and Phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Share Repurchase
On August 13, 2015, our Board of Directors authorized us to repurchase up to $700.0 of our Class A Common Stock, inclusive of any amounts remaining under our previously announced share repurchase program (the “Repurchase Program”). Repurchases will be made from time to time at our discretion, based on ongoing assessments of the capital needs of our business, the market price of our common stock, and general market conditions. No time has been set for the completion of the Repurchase Program and the program may be suspended or discontinued at any time.
In connection with our Repurchase Program, we repurchased 5.5 million shares of our Class A Common Stock during the three months ended September 30, 2015. The shares were purchased in multiple transactions at prices ranging from $26.91 to $30.23. The aggregate fair value of shares repurchased during the three months ended September 30, 2015 was $155.7, and was recorded as an increase to Treasury stock in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Commitments and Contingencies
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, we gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.6 for this 14%. In addition, on September 29, 2015, we gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary at an estimated purchase price of approximately $29.2.
Off-Balance Sheet Arrangements

We had undrawn letters of credit of $4.6 and $4.1 as of September 30, 2015 and June 30, 2015, respectively.

Critical Accounting Policies

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue Recognition

•	Goodwill, Other Intangible Assets and Long-Lived Assets

•	Pension and Other Post-Employment Benefit Costs

•	Share-Based Compensation

•	Income Taxes

As of September 30, 2015, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2015 Form 10-K.

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

•
our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our recent acquisitions of Bourjois and Beamly and our expected transactions with the P&G Specialty Beauty Business and Hypermarcas S.A.;

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

More information about potential risks and uncertainties that could affect our business and financial results is included under Item 1A. Risk Factors in our Fiscal 2015 Form 10-K.

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

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2016” refer to the fiscal year ended June 30, 2016. Any reference to a year not preceded by “fiscal” refers to a calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2015 Form 10-K.

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

Our management, with the participation of our interim Chief Executive Officer (the “ interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Fiscal 2015 Form 10-K”). Other than as disclosed below, there have been no subsequent material developments to these matters.

We are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. Other than as previously disclosed above and in the Fiscal 2015 Form 10-K, management believes that current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended September 30, 2015. No shares of Class B Common Stock were repurchased during this period.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
July 1, 2015 - July 31, 2015	1,431,571(b)	31.9000	-	-
August 1, 2015 - August 31, 2015	2,134,200	28.4751	2,134,200	669,615,293.11
September 1, 2015 - September 30, 2015	8,332,800	28.5620	8,332,800	544,290,221.81
Total	11,898,571	28.9480	10,467,000(c)(d)	544,290,221.81(c)(d)
(a) Includes fees and commissions.
(b) These shares of Class A Common Stock were purchased by JABC from an affiliate of an individual originally intended to become an executive of the Company.
(c) 5,467,000 shares of Class A Common Stock were purchased for approximately $155.7 million under our $700.0 million share repurchase program (the “Repurchase Program”) publicly announced on August 13, 2015. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. As of September 30, 2015, approximately $544.3 million of authorized purchases remained under the Repurchase Program.
(d) 5,000,000 shares of Class A Common Stock were purchased by JABC for approximately $143.1 million pursuant to JABC’s plan to purchase approximately 6 million shares of the Company’s Class A Common Stock, announced on August 13, 2015.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.53		Coty Inc. Equity and Long-Term Incentive Plan, as amended on October 28, 2015
10.57		Separation Agreement Amendment, dated September 17, 2015, between the registrant and Ralph Macchio
10.58		Open-Ended Employment Agreement, dated August 24, 2015, between Coty SAS and Sébastien Froidefond
21.1		List of significant subsidiaries
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COTY INC.

Date: November 5, 2015	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)