Form 10-Q
period 2015-12-31
COTY INC.
filed 2016-02-04
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015
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

At February 2, 2016, 75,098,054 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,062,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$1,210.5	$1,259.6	$2,322.8	$2,441.9
Cost of sales	467.7	508.9	911.4	991.1
Gross profit	742.8	750.7	1,411.4	1,450.8
Selling, general and administrative expenses	515.4	534.9	999.7	1,055.5
Amortization expense	18.9	18.5	38.1	37.4
Restructuring costs	10.6	12.0	72.7	52.5
Acquisition-related costs	45.5	1.6	61.3	1.6
Asset impairment charges	—	—	5.5	—
Operating income	152.4	183.7	234.1	303.8
Interest expense, net	14.6	19.1	30.6	38.7
Loss on early extinguishment of debt	3.1	—	3.1	88.8
Other expense, net	24.1	0.3	23.8	0.3
Income before income taxes	110.6	164.3	176.6	176.0
Provision (benefit) for income taxes	13.0	29.4	(54.1)	24.4
Net income	97.6	134.9	230.7	151.6
Net income attributable to noncontrolling interests	5.3	6.1	9.7	11.1
Net income attributable to redeemable noncontrolling interests	3.3	3.4	6.3	4.5
Net income attributable to Coty Inc.	$89.0	$125.4	$214.7	$136.0
Net income attributable to Coty Inc. per common share:
Basic	$0.26	$0.35	$0.61	$0.38
Diluted	0.25	0.35	0.59	0.37
Weighted-average common shares outstanding:
Basic	345.0	353.4	352.5	353.8
Diluted	354.3	362.6	362.0	363.5

Cash dividend declared per common share	$—	$—	$0.25	$0.20

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$97.6	$134.9	$230.7	$151.6
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.6)	(54.1)	(18.8)	(134.0)
Net unrealized derivative gains on cash flow hedges, net of taxes of $0.1 and $(1.2), and $(0.7) and $(2.4) during the three and six months ended, respectively	2.8	8.2	7.3	14.6
Pension and other post-employment benefits (losses), net of tax of nil and $0.1, and nil and $0.1 during the three and six months ended, respectively	—	(0.2)	0.2	(0.2)
Total other comprehensive income (loss), net of tax	1.2	(46.1)	(11.3)	(119.6)
Comprehensive income	98.8	88.8	219.4	32.0
Comprehensive income attributable to noncontrolling interests:
Net income	5.3	6.1	9.7	11.1
Foreign currency translation adjustment	0.2	(0.6)	(0.3)	(0.6)
Total comprehensive income attributable to noncontrolling interests	5.5	5.5	9.4	10.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.3	3.4	6.3	4.5
Foreign currency translation adjustment	(0.1)	(0.1)	—	(0.3)
Total comprehensive income attributable to redeemable noncontrolling interests	3.2	3.3	6.3	4.2
Comprehensive income attributable to Coty Inc.	$90.1	$80.0	$203.7	$17.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$482.7	$341.3
Trade receivables—less allowances of $22.9 and $19.6, respectively	697.2	679.6
Inventories	505.9	557.8
Prepaid expenses and other current assets	170.6	191.0
Deferred income taxes	84.2	86.7
Total current assets	1,940.6	1,856.4
Property and equipment, net	486.9	500.2
Goodwill	1,530.9	1,530.7
Other intangible assets, net	1,856.3	1,913.6
Deferred income taxes	9.2	10.4
Other noncurrent assets	687.8	207.6
TOTAL ASSETS	$6,511.7	$6,018.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$781.4	$748.4
Accrued expenses and other current liabilities	828.4	719.2
Short-term debt and current portion of long-term debt	85.6	28.8
Income and other taxes payable	8.2	22.4
Deferred income taxes	9.3	7.4
Total current liabilities	1,712.9	1,526.2
Long-term debt, net	3,570.9	2,605.9
Pension and other post-employment benefits	202.5	206.5
Deferred income taxes	340.1	352.6
Other noncurrent liabilities	183.8	256.7
Total liabilities	6,010.2	4,947.9
COMMITMENTS AND CONTINGENCIES (Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	82.1	86.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.9 issued and 1.7 and 1.9 outstanding, respectively, at December 31, 2015 and June 30, 2015	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 136.0 and 134.0 issued, respectively, and 75.0 and 98.8 outstanding, respectively, at December 31, 2015 and June 30, 2015	1.4	1.3
Class B Common Stock, $0.01 par value; 262.0 shares authorized, issued and outstanding, respectively, at December 31, 2015 and June 30, 2015	2.6	2.6
Additional paid-in capital	2,004.5	2,044.4
Accumulated surplus (deficit)	20.8	(193.9)
Accumulated other comprehensive loss	(285.0)	(274.0)
Treasury stock—at cost, shares: 61.1 and 35.2 at December 31, 2015 and June 30, 2015, respectively	(1,338.5)	(610.6)
Total Coty Inc. stockholders’ equity	405.8	969.8
Noncontrolling interests	13.6	14.9
Total equity	419.4	984.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$6,511.7	$6,018.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2015
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)/Surplus	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	$—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Cancellation of Preferred Stock	(0.2)	—					(0.1)					(0.1)		(0.1)
Purchase of Class A Common Stock										25.9	(727.9)	(727.9)		(727.9)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted stock units and related tax benefits			2.0	0.1			20.0					20.1		20.1
Series A Preferred Share based compensation expense							0.5					0.5		0.5
Share-based compensation expense							11.6					11.6		11.6
Dividends ($0.25 per common share)							(89.6)					(89.6)		(89.6)
Net income								214.7				214.7	9.7	224.4	6.3
Other comprehensive loss									(11.0)			(11.0)	(0.3)	(11.3)	—
Distribution to noncontrolling interests, net													(10.7)	(10.7)	(6.6)
Adjustment of redeemable noncontrolling interests to redemption value							3.9					3.9		3.9	(3.9)
BALANCE—December 31, 2015	1.7	$—	136.0	$1.4	262.0	$2.6	$2,004.5	$20.8	$(285.0)	61.1	$(1,338.5)	$405.8	$13.6	$419.4	$82.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2014
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Purchase of Class A Common Stock								7.6	(149.2)	(149.2)		(149.2)
Reclassification of common stock and stock options to liability					(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC					29.5					29.5		29.5
Exercise of former CEO stock options	1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO								2.4	(42.0)	(42.0)		(42.0)
Exercise of employee stock options and restricted share units	2.8	0.1			22.3					22.4		22.4
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.20 per common share)					(71.8)					(71.8)		(71.8)
Net income						136.0				136.0	11.1	147.1	4.5
Other comprehensive loss							(118.7)			(118.7)	(0.6)	(119.3)	(0.3)
Distribution to noncontrolling interests, net											1.8	1.8	(3.2)
Dividend payable to redeemable noncontrolling interest holder													(5.9)
Redeemable noncontrolling interest purchase adjustment													(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					0.2					0.2		0.2	(0.2)
BALANCE—December 31, 2014	129.3	$1.3	263.7	$2.6	$1,898.2	$(290.4)	$(203.8)	44.9	$(766.6)	$641.3	$22.9	$664.2	$84.9

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230.7	$151.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.9	116.7
Asset impairment charges	5.5	—
Deferred income taxes	(92.0)	(10.3)
Provision for bad debts	1.6	2.3
Provision for pension and other post-employment benefits	6.1	10.2
Share-based compensation	12.0	8.1
Loss on early extinguishment of debt	3.1	88.8
Other	25.6	10.5
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(45.7)	(130.7)
Inventories	35.1	48.6
Prepaid expenses and other current assets	19.6	(3.3)
Accounts payable	64.7	(29.0)
Accrued expenses and other current liabilities	122.7	126.3
Tax accruals	(29.2)	(40.4)
Other noncurrent assets	6.5	3.7
Other noncurrent liabilities	37.9	1.9
Net cash provided by operating activities	517.1	355.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78.4)	(103.1)
Payment for actual and anticipated business combinations, net of cash acquired	(447.3)	(0.6)
Proceeds from sale of asset	0.1	14.2
Payments related to loss on foreign currency contracts	(18.1)	—
Net cash used in investing activities	(543.7)	(89.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	12.9	625.6
Repayments of short-term debt, original maturity more than three months	(14.4)	(25.2)
Net (payments) proceeds from short-term debt, original maturity less than three months	(15.9)	14.6
Proceeds from revolving loan facilities	1,035.0	495.0
Repayments of revolving loan facilities	(490.0)	(494.5)
Proceeds from term loans	2,979.6	—
Repayments of term loans	(2,475.0)	—
Proceeds from issuance of long-term debt	—	0.9
Repayment of Senior Notes	—	(584.6)
Dividend payment	(89.0)	(71.0)
Net proceeds from issuance of Class A Common Stock and related tax benefits	20.1	22.4
Net proceeds from issuance of Class A Common Stock to former CEO	—	12.5
Purchase of Class A Common Stock from former CEO	—	(42.0)
Payments for purchases of Class A Common Stock held as Treasury Stock	(727.9)	(149.2)
Net proceeds from foreign currency contracts	31.0	6.8
Payment for business combinations – contingent consideration	—	(0.8)
Proceeds from noncontrolling interests	—	1.8
Distributions to noncontrolling interests	(10.7)	—
Purchase of additional noncontrolling interests	—	(14.9)
Distributions to redeemable noncontrolling interests	(8.1)	(3.2)
Payment of deferred financing fees	(53.7)	(5.0)
Net cash provided by (used in) financing activities	193.9	(210.8)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(25.9)	(89.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141.4	(34.8)
CASH AND CASH EQUIVALENTS—Beginning of period	341.3	1,238.0
CASH AND CASH EQUIVALENTS—End of period	$482.7	$1,203.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$29.9	$32.8
Cash paid during the period for income taxes, net of refunds received	59.6	70.0
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$31.5	$27.6
Non-cash capital contribution associated with special share purchase transaction	13.8	—
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2015. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2016.
Related Parties
As of December 31, 2015, the Company is a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company does not generally enter into material transactions with related parties other than certain share transactions with JABC and certain executives as described in Notes 15 and 16.
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
Tax Information
The effective income tax rate for the three months ended December 31, 2015 and 2014 was 11.8% and 17.9%, and for the six months ended December 31, 2015 and 2014 was (30.6)% and 13.9%, respectively. The effective tax rate for the six months ended December 31, 2015 includes the net impact of the settlement with the Internal Revenue Service (“IRS”) as described below.  The effective income tax rate for the six months ended December 31, 2014 includes the net impact of favorable tax audit resolutions in multiple jurisdictions, partially offset by the negative impact of the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in the Company’s foreign operations.

During the first quarter of fiscal 2016, the Company reached final settlement with the IRS in connection with the 2004–2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 is mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2015 and June 30, 2015, the gross amount of UTBs was $189.2 and $342.6, respectively. As of December 31, 2015, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $67.1. As of December 31, 2015 and June 30, 2015, the liability associated with UTBs, including accrued interest and penalties, was $78.7 and $182.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended December 31, 2015 and 2014 was $0.7 and $(2.3), and for the six months ended December 31, 2015 and 2014 was $2.0 and $(3.2) respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015 was $7.9 and $15.2, respectively. On the basis of the information available as of December 31, 2015, it is reasonably possible that a decrease of up to $3.5 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance relating to the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The amendment will be effective for the Company in fiscal 2019. The Company is currently evaluating the impact the amendment will have on the Company’s Consolidated Financial Statements.
In November 2015, the FASB issued authoritative guidance relating to the classification of deferred taxes. The recently issued guidance will require all deferred income tax liabilities and assets to be classified as non-current. The amendment will be effective for the Company in fiscal 2018 either on a prospective or retrospective accounting basis. The Company is currently evaluating the impact the amendment will have on the Company’s Consolidated Financial Statements.
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

3. SEGMENT REPORTING
Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM. The Company’s operating and reportable segments are Fragrances, Color Cosmetics and Skin & Body Care (also referred to as “segments”). The reportable segments also represent the Company’s product groupings. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes a component of share-based compensation expense, restructuring costs, costs related to acquisition activities and certain other expense items not attributable to ongoing operating activities of the segments.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2015	2014	2015	2014
Net revenues:
Fragrances	$627.0	$691.7	$1,175.1	$1,332.6
Color Cosmetics	374.8	340.5	765.7	684.6
Skin & Body Care	208.7	227.4	382.0	424.7
Total	$1,210.5	$1,259.6	$2,322.8	$2,441.9
Operating income
Fragrances	$128.7	$145.5	$237.6	$266.0
Color Cosmetics	58.4	40.0	116.1	82.5
Skin & Body Care	27.5	15.1	34.3	18.8
Corporate	(62.2)	(16.9)	(153.9)	(63.5)
Total	$152.4	$183.7	$234.1	$303.8
Reconciliation:
Operating income	$152.4	$183.7	$234.1	$303.8
Interest expense, net	14.6	19.1	30.6	38.7
Loss on early extinguishment of debt	3.1	—	3.1	88.8
Other expense, net	24.1	0.3	23.8	0.3
Income before income taxes	$110.6	$164.3	$176.6	$176.0
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2015	2014	2015	2014
Fragrances:
Designer	39.5%	39.2%	38.7%	40.1%
Lifestyle	7.4	9.2	6.7	8.1
Celebrity	4.9	6.5	5.1	6.4
Total	51.8%	54.9%	50.5%	54.6%
Color Cosmetics:
Nail Care	12.3%	11.7%	13.7%	12.7%
Other Color Cosmetics	18.6	15.3	19.3	15.3
Total	30.9%	27.0%	33.0%	28.0%
Skin & Body Care:
Body Care	11.6%	12.7%	11.1%	12.1%
Skin Care	5.7	5.4	5.4	5.3
Total	17.3%	18.1%	16.5%	17.4%
Total	100.0%	100.0%	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2015 and 2014 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Acquisition Integration Program	$(0.9)	$—	$45.6	$—
Organizational Redesign	7.9	11.8	23.5	52.5
Productivity Program	3.6	0.2	3.6	—
Total	$10.6	$12.0	$72.7	$52.5
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the recent acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. The Company incurred $60.9 of restructuring costs life-to-date as of December 31, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

Total Program Costs
Balance—July 1, 2015	$15.3
Restructuring charges	46.7
Payments	(5.7)
Changes in estimates	(1.1)
Effect of exchange rates	(1.6)
Balance—December 31, 2015	$53.6
The Company currently estimates that the total remaining accrual of $53.6 will result in cash expenditures of approximately $9.6 and $44.0 in fiscal 2016 and 2017, respectively.

Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $95.1 of restructuring costs life-to-date as of December 31, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$32.0	$—	$0.1	$32.1
Restructuring charges	24.5	0.3	0.6	25.4
Payments	(14.4)	—	(0.3)	(14.7)
Changes in estimates	(1.8)	(0.1)	—	(1.9)
Effect of exchange rates	(0.4)	—	(0.3)	(0.7)
Balance—December 31, 2015	$39.9	$0.2	$0.1	$40.2
The Company currently estimates that the total remaining accrual of $40.2 will result in cash expenditures of $22.2, $17.0, and $1.0 in fiscal 2016, 2017 and 2018, respectively.
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
The Company anticipates that the Productivity Program will result in pre-tax restructuring and related costs of approximately $70.0. The Company anticipates completing the implementation of all project activities by the end of fiscal 2016. The Company incurred $45.2 of restructuring costs life-to-date as of December 31, 2015, which have been recorded in Corporate.
The related liability balance and activity for the Productivity Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$7.0	$—	$—	$7.0
Restructuring charges	3.6	—	—	3.6
Payments	(3.2)	—	—	(3.2)
Changes in estimates	—	—	—	—
Effect of exchange rates	(0.3)	—	—	(0.3)
Balance—December 31, 2015	$7.1	$—	$—	$7.1
The Company currently estimates that the total remaining accrual of $7.1 will result in cash expenditures of approximately $5.4 and $1.7 in fiscal 2016 and 2017, respectively.

5. BUSINESS COMBINATIONS
Bourjois Acquisition
On April 1, 2015, the Company completed its purchase of 100% of the net assets of Bourjois from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”) for a total purchase price of $376.8.
The fair value of assets acquired and liabilities assumed from the Company’s acquisition of Bourjois was based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. For the six months ended December 31, 2015 there were no adjustments to the fair value of the Bourjois assets acquired or liabilities assumed. As of December 31, 2015, the Company is still evaluating the fair value of certain intangible assets and finalizing the accounting for income taxes. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2016.
Goodwill is deductible for tax purposes and is attributable to expected synergies. Goodwill of $148.7, $11.1, and $35.0 was allocated to the Color Cosmetics, Skin & Body Care, and Fragrances segments, respectively.
The Company recognized $0.4 and $1.6 for the three months ended December 31, 2015 and 2014, respectively, and $1.1 and $1.6 for the six months ended December 31, 2015 and 2014, respectively, of costs associated with this acquisition, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

6. ACQUISITION-RELATED COSTS
Acquisition-related costs represent costs directly related to acquiring a company, for both completed and/or contemplated acquisition offers and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $45.5 and $1.6 for the three months ended December 31, 2015 and 2014 and $61.3 and $1.6 for the six months ended December 31, 2015 and 2014, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

7. INVENTORIES

Inventories as of December 31, 2015 and June 30, 2015 are presented below:

	December 31, 2015	June 30, 2015
Raw materials	$135.7	$160.9
Work-in-process	6.4	8.4
Finished goods	363.8	388.5
Total inventories	$505.9	$557.8

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2015 and June 30, 2015 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Total
Gross balance at June 30, 2015	$720.8	$677.3	$773.4	$2,171.5
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at June 30, 2015	$720.8	$677.3	$132.6	$1,530.7

Changes during the period ended December 31, 2015:
Acquisitions (a)	6.9	4.5	2.3	13.7
Foreign currency translation	(4.5)	(9.0)	—	(13.5)

Gross balance at December 31, 2015	$723.2	$672.8	$775.7	$2,171.7
Accumulated impairments	—	—	(640.8)	(640.8)
Net balance at December 31, 2015	$723.2	$672.8	$134.9	$1,530.9

(a) During the six months ended December 31, 2015, the Company acquired 100% of the issued share capital of Beamly Limited (the “digital marketing company”) for a purchase price of $17.9, in a transaction accounted for as a business combination.

Other Intangible Assets

Other intangible assets, net as of December 31, 2015 and June 30, 2015 are presented below:

	December 31, 2015	June 30, 2015
Indefinite-lived other intangible assets, net (a)	$1,264.7	$1,274.0
Finite-lived other intangible assets, net	591.6	639.6
Total Other intangible assets, net	$1,856.3	$1,913.6

(a) The balance of the Indefinite-lived other intangible assets is comprised solely of trademarks, net of accumulated impairments of $197.8 as of December 31, 2015 and June 30, 2015.

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2015
License agreements	$800.7	$(501.1)	$—	$299.6
Customer relationships	559.1	(232.8)	—	326.3
Trademarks	119.1	(108.2)	—	10.9
Product formulations	32.7	(29.9)	—	2.8
Total	$1,511.6	$(872.0)	$—	$639.6
December 31, 2015
License agreements	$797.0	$(514.9)	$—	$282.1
Customer relationships	553.8	(251.3)	(5.5)	297.0
Trademarks	117.3	(107.0)	—	10.3
Product formulations	32.3	(30.1)	—	2.2
Total	$1,500.4	$(903.3)	$(5.5)	$591.6

Amortization expense totaled $18.9 and $18.5, for the three months ended December 31, 2015 and 2014, respectively, and $38.1 and $37.4 for the six months ended December 31, 2015 and 2014, respectively.

In conjunction with the Company’s analysis of its go-to-market strategy in Southeast Asia during the first quarter of fiscal 2016, the Company evaluated future cash flows for this asset group and determined that the carrying value exceeded the undiscounted cash flows. As a result, the Company evaluated the fair value of the long-lived assets in the asset group, through an analysis of discounted future cash flows, and determined that the customer relationships were fully impaired and thus recorded nil and $5.5 of asset impairment charges in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015, respectively.

9. OTHER NONCURRENT ASSETS

As of December 31, 2015 and June 30, 2015, Other noncurrent assets was $687.8 and $207.6, respectively.
Pursuant to a Shares and Trademarks Sale and Purchase Agreement (the "Share Purchase Agreement") dated November 2, 2015, the Company agreed to acquire 100% of the net assets of a beauty business (the “Brazilian Beauty Business”) from Hypermarcas S.A., a consumer goods company based in Brazil. The total cash consideration net of preliminary working capital adjustments was R$3,539.0 million, the equivalent of $886.7 as described in Note 19. The Share Purchase Agreement required an advance payment of R$1,710.0 million, the equivalent of $429.4, which was paid on December 28, 2015 and is included in Other noncurrent assets in the Company's Condensed Consolidated Balance Sheet as of December 31, 2015.

10. DEBT

	December 31, 2015	June 30, 2015
Short-term debt	$10.2	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	675.0	—
Term Loan A Facility due October 2020	1,750.0	—
Term Loan B Facility due October 2022	1,226.6	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.6	1.1
Total debt	3,662.4	2,634.7
Less: Short-term debt and current portion of long-term debt	(85.6)	(28.8)
Total Long-term debt	3,576.8	2,605.9
Less: Discount on Long-term debt	(5.9)	—
Total Long-term debt, net	$3,570.9	$2,605.9
Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) comprised of (i) a five year revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 Term Loan A Facility (“Term Loan A Facility”) and (iii) a Term Loan B Facility comprising of a $500.0 tranche and a €665.0 million tranche (“Term Loan B Facility”). The Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and facilities under the Coty Inc. Credit Facility (together, the “Prior Coty Inc. Credit Facilities”).
The interest rate applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility will accrue at a rate equal to, at the Company’s option, either LIBOR plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio, as defined in the Coty Credit Agreement. As of December 31, 2015, the applicable spread for the Revolving Credit Facility and the Term Loan A Facility was 1.50%.
The interest rate applicable to borrowings under the Term Loan B Facility will accrue at a rate equal to (a) for U.S. dollar term loans, at the Company’s option, either LIBOR (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%, and (b) for Euro denominated term loans, EURIBOR (subject to a 0.75% floor) plus a margin of 2.75%. The Company will pay to the revolving lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s total net leverage ratio, as defined in the Coty Credit Agreement. As of December 31, 2015, the applicable rate on the unused commitment fee was 0.50%.
Quarterly repayments for the Term Loan A Facility and Term Loan B Facility will commence on June 30, 2016 and will continue to be made in quarterly installments of 1.25% and 0.25% of the original principal amount, respectively. The Revolving Credit Facility and Term Loan A Facility will mature in October 2020 and the Term Loan B Facility will mature in October 2022.
The Company recognized $56.5 of deferred financing fees in connection with the Coty Credit Agreement. In connection with the refinancing, the Company wrote off $3.1 of deferred financing fees associated with the Prior Coty Inc. Credit Facilities, which has been reflected in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.

Debt Covenants
The Company is required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement. The Coty Credit Agreement includes a financial covenant that requires the Company to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition, as defined in the Coty Credit Agreement, the applicable leverage ratio shall be the lesser of 1.00 to 1.00 higher than the applicable rate at the time, and 5.95 to 1.00. After the four fiscal quarter period ends, the net leverage ratio levels will return to pre-material acquisition levels.
As of December 31, 2015, the Company is in compliance with all financial covenants within the Coty Credit Agreement as described above.

11. INTEREST EXPENSE, NET

Interest expense, net for the three and six months ended December 31, 2015 and 2014 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest expense	$25.3	$17.4	$40.3	$36.8
Foreign exchange (gains) losses, net of derivative contracts (a)	(10.2)	2.4	(8.7)	3.7
Interest income	(0.5)	(0.7)	(1.0)	(1.8)
Total interest expense, net	$14.6	$19.1	$30.6	$38.7

(a) During the three months ended December 31, 2015 the Company recorded a gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro tranche of debt issued during the quarter. These short-term forward contracts were entered into to facilitate the repayment of the Company’s then existing U.S. Dollar denominated term loans as part of the debt refinancing discussed in Note 10. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $11.1 included within Total interest expense, net for the three and six months ended December 31, 2015 in the Company’s Condensed Consolidated Statements of Operations.

12. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1.7	$1.5	$0.3	$0.7	$2.0	$2.2
Interest cost	0.8	0.8	0.9	1.2	0.5	1.0	2.2	3.0
Expected return on plan assets	(0.6)	(0.7)	(0.3)	(0.4)	—	—	(0.9)	(1.1)
Amortization of prior service (credit) cost	—	—	0.1	—	(1.4)	(0.1)	(1.3)	(0.1)
Amortization of net loss	0.3	0.5	0.8	0.9	—	—	1.1	1.4
Curtailment gain	—	—	—	(0.8)	—	—	—	(0.8)
Net periodic benefit cost (credit)	$0.5	$0.6	$3.2	$2.4	$(0.6)	$1.6	$3.1	$4.6

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$3.4	$3.0	$0.6	$1.3	$4.0	$4.3
Interest cost	1.6	1.7	1.8	2.4	1.0	2.0	4.4	6.1
Expected return on plan assets	(1.2)	(1.5)	(0.6)	(0.7)	—	—	(1.8)	(2.2)
Amortization of prior service (credit) cost	—	—	0.2	0.1	(2.8)	(0.1)	(2.6)	—
Amortization of net loss	0.6	1.0	1.6	1.8	—	—	2.2	2.8
Curtailment gain	—	—	—	(0.8)	—	—	—	(0.8)
Net periodic benefit cost (credit)	$1.0	$1.2	$6.4	$5.8	$(1.2)	$3.2	$6.2	$10.2
In June 2015, the Board approved the termination of the U.S. Del Labs pension plan with a proposed plan termination date of September 30, 2015. On July 31, 2015, the Company filed a determination letter request with the IRS to approve the termination of the U.S. Del Labs pension plan. As of December 31, 2015, the Company has not received notification from the IRS in response to the determination letter request. The Company expects the termination of the plan will be completed during fiscal 2017. The Company intends to fully fund the plan to provide for all plan benefits prior to the date assets are distributed with the plan termination. Settlement gain or loss, if any, resulting from the termination will be recognized at that time.

13. FAIR VALUE MEASUREMENT
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
The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of December 31, 2015 and June 30, 2015 are presented below:

	Level 1		Level 2		Level 3
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange forward contracts	$—	$—	$6.5	$12.4	$—	$—
Interest rate swap contracts	—	—	7.2	—	—	—
Total Assets	$—	$—	$13.7	$12.4	$—	$—
Liabilities:
Foreign exchange forward contracts	$—	$—	$12.1	$6.3	$—	$—
Interest rate swap contracts	—	—	4.4	—	—	—
Contingent consideration - business combination	—	—	—	—	0.8	0.9
Total Liabilities	$—	$—	$16.5	$6.3	$0.8	$0.9
Total recurring fair value measurements	$—	$—	$(2.8)	$6.1	$(0.8)	$(0.9)

The fair values of the Company’s financial instruments estimated as of December 31, 2015 and June 30, 2015 are presented below:

	December 31, 2015		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Credit Agreement	$3,651.6	$3,599.4	$—	$—
Prior Coty Inc. Credit Facilities	—	—	2,611.5	2,614.2
Dividends payable	2.0	1.5	1.4	1.1
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
The following methods and assumptions were used to estimate the fair value of the Company’s other financial instruments for which it is practicable to estimate that value:
Foreign exchange forwards —The Company uses currency spot and forward rates to value the foreign exchange contracts, which were obtained from an independent pricing service. Based on the assumptions used to value foreign exchange contracts at fair value, these assets and/or liabilities are categorized as Level 2 in the fair value hierarchy.

Interest rate swap contracts —The fair values of the Company’s interest rate swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as swap yield curves and LIBOR forward rates, were obtained from independent pricing services. Based on the assumptions used to estimate the interest rate swap contracts, these assets and/or liabilities are categorized as Level 2 in the fair value hierarchy.
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
Coty Credit Agreement — The Company uses the market approach to value the Coty Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Prior Coty Inc. Credit Facilities — The Company uses the income approach to value the Prior Coty Inc. Credit Facilities. The Company uses a present value calculation to discount interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The Company discounts these debt instruments based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
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

14. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied during fiscal 2015 and 2016 which the Company anticipates realizing in the Condensed Consolidated Statements of Operations in 2016.

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
As of December 31, 2015, the Company had foreign exchange forward contracts designated as effective hedges in the notional amount of $107.4, which mature at various dates through June 2016. The foreign currencies in the hedged foreign exchange forward contracts (notional value stated in U.S. Dollars) are principally the British Pound ($38.9), Euro ($47.1), Australian Dollar ($8.2), Canadian Dollar ($10.2), and Russian Ruble ($3.0). As of June 30, 2015, the Company had a notional value of $277.0 in foreign exchange forward contracts designated as effective hedges.
The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments and forecasted transactions, which do not qualify for hedge accounting. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates.
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative impact of increases in the variable rates over the term of the contracts. During the second quarter of fiscal 2016, the Company entered into interest rate swap contracts that have been designated as cash-flow hedges. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
As of December 31, 2015, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $900.0, which will impact interest payments through January 2019. There were no interest rate swap contracts designated as effective hedges as of June 30, 2015.
Hedge Accounting
Derivative financial instruments are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets and are measured at fair value.
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of December 31, 2015, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $12.1.
For derivatives designated as hedging instruments, changes in the fair value are recorded in Accumulated other comprehensive income (loss) (“AOCI/(L)”). Gains and losses deferred in AOCI/(L) are then recognized in net income (loss) in a manner that matches the timing of the actual income or expense related to the hedging instruments with the hedged transaction. The gains and losses related to designated hedging instruments are also recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. Cash flows from derivative instruments designated as fair value or cash flow hedges are recorded in the same category as the cash flows from the items being hedged in the Condensed Consolidated Statements of Cash Flows.

The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. As of December 31, 2015, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.

The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $6.5 at December 31, 2015. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s interest rate swap contracts is limited to the fair value of contracts in net asset positions, which totaled $2.8 at December 31, 2015. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Net Investment Hedge
In October 2015, the Company designated its €665.0 million tranche of its Term Loan B Facility as a net investment hedge of its investments in certain of the Company’s international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI, along with the foreign currency translation adjustments on those investments.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the Euro-denominated loan payable. The critical terms (underlying notional and currency) of the loan payable match the portion of the net investment designated as being hedged. The net investment hedge was equal to the designated portion of the international subsidiary’s investment balance as of December 31, 2015. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2015, the fair value and carrying value of the foreign currency borrowings designated as a net investment hedge was $726.5 and $726.5, respectively.
Quantitative Information
Derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding at December 31, 2015 and June 30, 2015:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		December 31, 2015	June 30, 2015		December 31, 2015	June 30, 2015
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$5.7	$6.8	Accrued expenses and other current liabilities	$—	$4.8
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Accrued expenses and other current liabilities	4.4	—
Interest rate swap contracts	Other noncurrent assets	7.2	—	Other noncurrent liabilities	—	—
Total derivatives designated as hedges		$12.9	$6.8		$4.4	$4.8
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.8	$5.6	Accrued expenses and other current liabilities	$12.1	$1.5
Total derivatives not designated as hedges		$0.8	$5.6		$12.1	$1.5
Total derivatives		$13.7	$12.4		$16.5	$6.3
The table below presents the gross amount of foreign exchange forward contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet respectively, as of December 31, 2015:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statements of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$8.1	$(1.6)	$6.5	$—	$—	$6.5
Liabilities	$(14.2)	$2.1	$(12.1)	$—	$—	$(12.1)
The table below presents the gross amount of foreign exchange forward contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheet, respectively, as of June 30, 2015:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Statements of Operations	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Assets	$16.1	$(3.7)	$12.4	$—	$—	$12.4
Liabilities	$(6.5)	$0.2	$(6.3)	$—	$—	$(6.3)
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and six months ended December 31, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Cost of sales	$—	$0.1	$—	$0.1
Selling, general and administrative expenses	—	1.6	1.3	2.5
Interest expense, net	26.5	5.5	23.7	7.3
Other (expense) income, net(a)	(24.2)	—	(24.2)	—

(a) During the three and six months ended December 31, 2015, the Company recognized $18.1 and $6.1 of realized and unrealized losses, respectively, on foreign currency forward contracts related to the advance payment as described in Note 9.
As of December 31, 2015 and June 30, 2015, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $1,236.2 and $1,297.6, respectively, which mature at various dates through June 2016.
The accumulated gain (loss) on derivative instruments classified as cash flow hedges in AOCI, net of tax, was $7.2 and $(0.1) as of December 31, 2015 and June 30, 2015, respectively. The estimated net gain (loss) related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $(0.7).
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI was $9.1 and nil as of December 31, 2015 and June 30, 2015, respectively.
The amount of gains and losses recognized in OCI in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the three and six months ended December 31, 2015 and 2014 is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Foreign exchange forward contracts	$0.9	$9.1	$7.6	$17.3
Interest rate swap contracts	2.5	—	2.5	—
Net investment hedge	9.1	—	9.1	—
The amount of gains and losses reclassified from AOCI to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and six months ended December 31, 2015 and 2014 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Foreign exchange forward contracts:
Net revenue	$1.4	$1.5	$2.8	$1.9
Cost of Sales	0.1	(1.8)	0.1	(1.6)
Interest rate swap contracts:
Interest expense	$(0.8)	$—	$(0.8)	$—

15. EQUITY
Common Stock
As of December 31, 2015, the Company’s common stock consisted of Class A Common Stock, and Class B Common Stock each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board. As of December 31, 2015, total authorized shares of Class A Common Stock and Class B Common Stock are 800.0 million and 262.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 75.0 million and 262.0 million, respectively.

In fiscal 2015, the Company recognized compensation expense of $13.9 and a related liability for 1.4 million shares which its parent JABC agreed to repurchase from an individual originally intended to become an executive of the Company.  From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1 and was recorded as a reduction of stock compensation expense.  On July 8, 2015, JABC repurchased the shares and the settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.
Preferred Stock
As of December 31, 2015, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of December 31, 2015, total authorized shares of preferred stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.7 million. The outstanding 1.7 million Series A Preferred Stock generally vest on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of December 31, 2015, the Company classified $0.5 Series A Preferred Stock as equity, and $0.5 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

	(Losses) Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Gains on Net Investment Hedge	Other Foreign Currency Translation Adjustments
Balance—July 1, 2015	$(0.1)	$—	$(249.3)	$(24.6)	$(274.0)
Other comprehensive income (loss) before reclassifications	8.8	9.1	(27.6)	0.2	(9.5)
Less: Net amounts reclassified from AOCI	1.5	—	—	—	1.5
Net current-period other comprehensive income (loss)	7.3	9.1	(27.6)	0.2	(11.0)
Balance—December 31, 2015	$7.2	$9.1	$(276.9)	$(24.4)	$(285.0)

Treasury Stock
On August 13, 2015, the Board authorized the Company to repurchase up to $700.0 of its Class A Common Stock, inclusive of any amounts remaining under the Company’s previously announced share repurchase program (the “Repurchase Program”). In connection with the Company’s Repurchase Program, the Company repurchased 19.4 million and 24.9 million shares of its Class A Common Stock during the three and six months ended December 31, 2015, respectively. The shares were purchased in multiple transactions at prices ranging from $25.51 to $30.35 for the three and six months ended December 31, 2015. The aggregate fair value of shares repurchased during the three and six months ended December 31, 2015 was $544.3 and $700.0, respectively, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. These purchases completed the approved Repurchase Program.
On December 3, 2015, the Company entered into a stock purchase agreement with a shareholder holding more than 5% of the Company’s Class A Common Stock to repurchase 1.0 million shares of its Class A Common Stock. On December 17, 2015, the Company remitted payment for the repurchased shares at a price of $27.91 per share. The fair value of shares repurchased was approximately $27.9 and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Dividends
On September 11, 2015, the Company declared a cash dividend of $0.25 per share, or $90.1 on its Class A and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2015. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.5 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2015. Total accrued dividends on unvested RSUs and phantom units of $2.0 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2015.

16. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of December 31, 2015, approximately 18.9 million shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.
Total share-based compensation expense of $5.2 and $9.6 for the three months ended December 31, 2015 and 2014, and $16.9 and $10.9 for the six months ended December 31, 2015 and 2014, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of December 31, 2015, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $6.4, $8.1 and $44.3, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 2.02, 4.29 and 2.93 years, respectively.
Nonqualified Stock Options
Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.
The Company’s outstanding nonqualified stock options as of December 31, 2015 and activity during the six months then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2015	14.0	$11.32
Exercised	(2.0)	9.05
Canceled or expired	(0.9)	16.24
Outstanding at December 31, 2015	11.1	$11.31
Vested and expected to vest at December 31, 2015	9.0	$9.94	$141.8	4.24
Exercisable at December 31, 2015	5.5	$8.78	$91.9	3.22
The Company did not grant any nonqualified stock options during the six months ended December 31, 2015. The grant prices of the outstanding options as of December 31, 2015 ranged from $6.00 to $24.13. The grant prices for exercisable options ranged from $6.00 to $10.50.
A summary of the total intrinsic value of stock options exercised for the six months ended December 31, 2015 and 2014 is presented below:

	Six Months Ended December 31,
	2015	2014
Intrinsic value of options exercised	$38.6	$38.5
The share-based compensation expense recognized on the nonqualified stock options was $2.1 and $5.4 for the three months ended December 31, 2015 and 2014, respectively, and $4.8 and $7.4 for the six months ended December 31, 2015 and 2014, respectively.
Series A Preferred Stock
Shares of Series A Preferred Stock generally become exercisable 5 years from the date of the grant and have a 2-year exercise period from the date the grant becomes fully vested for a total contractual life of 7 years. The Company did not grant any shares of Series A Preferred Stock during the six months ended December 31, 2015. The Company canceled 0.2 million shares of Series A Preferred Stock during the three months and six months ended December 31, 2015.
The Series A Preferred Stock are accounted for partially as a liability as of December 31, 2015 and the Company recognized shared-based compensation expense of $0.2 and $0.7 for the three and six months ended December 31, 2015, respectively. The Company recognized no share-based compensation for the Series A Preferred Stock for the three and six months ended December 31, 2014.
Restricted Share Units
During the six months ended December 31, 2015 and 2014, the Company granted 1.3 million and 1.7 million RSUs under the Omnibus LTIP. The share-based compensation expense recorded in connection with the RSUs was $2.8 and $3.2 for the three months ended December 31, 2015 and 2014, respectively. The share-based compensation expense recorded in connection with the RSUs was $3.4 and $3.0 for the six months ended December 31, 2015 and 2014, respectively.
The Company’s outstanding RSUs as of December 31, 2015 and activity during the six months then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2015	4.3
Granted	1.3
Settled	(0.1)
Canceled	(0.4)
Outstanding at December 31, 2015	5.1
Vested and expected to vest at December 31, 2015	3.6	$91.7	$3.18
Phantom Units
On July 21, 2015, the Board granted Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board and interim Chief Executive Officer, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim Chief Executive Officer of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Equity and Long-Term Incentive Plan. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized nil and $8.0 of share-based compensation expense during the three and six months ended December 31, 2015 as there are no service or performance conditions with respect to the phantom units.
On December 1, 2014, the Board granted Mr. Becht an award of 49,432 phantom units, in consideration of Mr. Becht’s increased responsibilities as interim Chief Executive Officer of the Company. At the time of grant, the phantom units had a value of $1.0 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock. As a result the phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized $1.0 share-based compensation expense for the three and six months ended December 31, 2014 as there are no service or performance conditions with respect to the phantom units.
Restricted Shares
Share-based compensation expense (income) recorded in connection with restricted shares was nil for the three months ended December 31, 2015 and 2014, and nil and $(0.5) for the six months ended December 31, 2015 and 2014, respectively.
Special Share Purchase Transaction
In fiscal 2015, the Company recognized compensation expense of $13.9 and a related liability for 1.4 million shares which its parent JABC agreed to repurchase from an individual originally intended to become an executive of the Company.  From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1 and was recorded as a reduction of stock compensation expense.  On July 8, 2015 JABC repurchased the shares and the settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.

17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE

Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in millions, except per share data)
Net income attributable to Coty Inc.	$89.0	$125.4	$214.7	$136.0
Weighted-average common shares outstanding—Basic	345.0	353.4	352.5	353.8
Effect of dilutive stock options and Series A Preferred Stock (a)	6.3	7.4	6.5	7.9
Effect of restricted stock and RSUs (b)	3.0	1.8	3.0	1.8
Weighted-average common shares outstanding—Diluted	354.3	362.6	362.0	363.5
Net income attributable to Coty Inc. per common share:
Basic	$0.26	$0.35	$0.61	$0.38
Diluted	0.25	0.35	0.59	0.37

(a)
For the three and six months ended December 31, 2015, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to 3.0 million and 3.3 million shares of common stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2014, no options were excluded in the computation of EPS.

(b)
For the three and six months ended December 31, 2015, less than 0.1 million RSUs outstanding were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2014, 0.1 million and 0.8 million RSUs outstanding, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

18. COMMITMENTS AND CONTINGENCIES
Planned Merger with the P&G Specialty Beauty Business
On July 9, 2015, Coty announced the signing of a definitive agreement to merge The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Specialty Beauty Business”), comprised of 43 beauty brands, into the Company through a Reverse Morris Trust transaction.
The Company’s transaction proposal valued the P&G Specialty Beauty Business at approximately $12,500.0, based on the number of the Company’s basic Class A and Class B Common shares outstanding (i.e., excluding the impact of the Company’s outstanding equity awards) and an average Company trading price at the time of the proposal. The actual transaction value will be known at closing based on the Company’s then current share price and fully diluted share count, as well as, the final level of assumed debt. The aggregate consideration in the transaction will consist of shares in the combined company issued to participating P&G shareholders, as well, as the assumption of debt of the P&G Specialty Beauty Business. The share issuance is structured to result in P&G shareholders receiving 52% of all outstanding shares in the combined company on a fully diluted basis. The Company’s proposal valued this equity component at approximately $9,600.0 at the time the proposal was submitted. The remaining consideration of $2,900.0 in assumed debt from the P&G Specialty Beauty Business is subject to a $1,000.0 adjustment within a collar based on the trading price of the Company’s stock (range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. The assumed debt is expected to be between approximately $1,900.0 and $3,900.0.
As of December 31, 2015, excluding the adjustment for two brands that will not transfer upon completion of the merger, the estimated value of the transaction was approximately $13,000.0 based on Coty’s stock price and outstanding Class A and Class B Common shares and equity grants as of December 31, 2015. The value is comprised of approximately 413 million shares which represents 52% of the diluted equity of the combined company, valued at approximately $10,600.0 and the assumption of $2,400.0 in debt from the P&G Specialty Beauty Business. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final value of the transaction will be determined at the date of closing.
Noncontrolling Interests
The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, the Company gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. The Company believes that the Call right will be completed in the third quarter of fiscal 2016. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The Company believes that the termination option will be completed in the first quarter of fiscal 2017 for an estimated purchase price of approximately $50.0.
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

19. SUBSEQUENT EVENTS

On February 1, 2016, the Company completed its previously announced acquisition of the Brazilian Beauty Business pursuant to the Share Purchase Agreement in order to further strengthen its position in the Brazilian beauty and personal care market. The total cash consideration net of preliminary working capital adjustments was R$3,539.0 million, the equivalent of $886.7, of which R$1,710.0 million, the equivalent of $429.4 was paid in advance on December 28, 2015, as described in Note 9. The acquisition was financed with a combination of cash on hand and drawings under the Coty Credit Agreement. As of the date of this Quarterly Report on Form 10-Q, given the close proximity of the date of acquisition to the date on which the financial statements are filed, the preliminary purchase price allocation has not been completed for goodwill, intangible assets, tangible assets, prepaid and other assets and liabilities assumed. The Company is in the process of gathering the data required to perform the preliminary purchase price allocation which is expected to be finalized during fiscal 2017.
On February 4, 2016, the Company announced that the Board has authorized the Company to repurchase up to $500.0 million of its Class A common stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock, and general market conditions. No time has been set for the Incremental Repurchase Program, and the program may be suspended or discontinued at any time. The Incremental Repurchase Program authorization enables the Company to purchase its common stock from time to time through open market purchases, negotiated transactions or other means, including 10b5-1 trading plans in accordance with applicable securities laws and other restrictions.

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

OVERVIEW

We are a leading global beauty company. We manufacture and market beauty products in the Fragrances, Color Cosmetics and Skin & Body Care segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycles. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence.

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

•
Future adjustments for share-based compensation will consist of the difference between expense under equity plan accounting based on the grant date fair value and total estimated share-based compensation expense, which is based on (i) the fair value on June 12, 2013 for nonqualified stock option awards and restricted stock units (“RSUs”) and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. The estimated aggregate expense is approximately $2, $1, and $0 for the fiscal years ended June 30, 2016, 2017, and 2018 respectively.

•
Share-based compensation adjustment may also include special transactions. Refer to “Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II — Item 7 of our Fiscal 2015 Form 10-K for a full discussion of the share-based compensation adjustment.

•	Other adjustments, which include:

•	asset impairment charges;

•	restructuring costs and business structure realignment programs;

•	costs related to acquisition activities and certain acquisition accounting impacts; and

•	other adjustments that we believe investors may find useful.

Adjusted Net Income and Net Income per Common Share Attributable to Coty Inc.

We define Adjusted Net Income Attributable to Coty Inc. as net income attributable to Coty Inc. adjusted for the following:

•	adjustment made to reconcile operating income to Adjusted Operating Income, net of the income tax effect thereon (see Adjusted Operating Income);

•	certain interest, other (income) expense and other adjustments, net of the income tax effect thereon, that we do not consider indicative of our performance; and

•	certain tax effects that are not indicative of our performance.

Adjusted basic and diluted Net Income Attributable to Coty Inc. per Common Share is calculated as:

•	Adjusted Net Income Attributable to Coty Inc. divided by

•	Adjusted weighted-average basic and diluted common shares using the treasury stock method.

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

THREE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

NET REVENUES

In the three months ended December 31, 2015, net revenues decreased 4%, or $49.1, to $1,210.5 from $1,259.6 in the three months ended December 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 7% and a decrease in unit volume of 3%, partially offset by a positive price and mix impact of 6%. In the three months ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”). The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations, the Bourjois acquisition, and the discontinuation of TJoy and China Optimization, total net revenues in the three months ended December 31, 2015 decreased 1% reflecting a decrease in unit volume of 7%, partially offset by a positive price and mix impact of 6%.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2015	2014	Change %
NET REVENUES
Fragrances	$627.0	$691.7	(9%)
Color Cosmetics	374.8	340.5	10%
Skin & Body Care	208.7	227.4	(8%)
Total	$1,210.5	$1,259.6	(4%)

Fragrances

In the three months ended December 31, 2015, net revenues of Fragrances decreased 9%, or $64.7, to $627.0 from $691.7 in the three months ended December 31, 2014. The decrease in net revenues reflects a decrease in unit volume of 10% and negative foreign currency exchange translations impact of 6%, partially offset by a positive price and mix impact of 7%. The decrease in the segment primarily reflects lower net revenues from celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization on lower-volume product lines and non-strategic distribution channels. In addition, mass fragrances have been adversely impacted by a negative market trend in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. Net revenues also declined in Davidoff, Chloe, Jil Sander and Joop! primarily reflecting a lower level of innovation activities in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 and a negative foreign currency exchange translations impact. Partially offsetting decreases in the segment were strong growth in Marc Jacobs and incremental net revenues from the recently launched Miu Miu fragrance. Marc Jacobs net revenues in the three months ended December 31, 2015 increased due to incremental net revenues from the launch of Marc Jacobs Decadence, partially offset by declines in existing product lines as well as a negative foreign currency exchange translations impact. Net revenues in Calvin Klein declined marginally reflecting a negative foreign currency exchange translations impact. Excluding this impact, net revenues increased in Calvin Klein, primarily reflecting strong growth in Calvin Klein ck one in the Asia Pacific region and incremental net revenues from recent launches such as Calvin Klein Eternity Now, Calvin Klein Euphoria Essence, and Calvin Klein ck2. The positive price and mix impact for the segment primarily reflects lower relative volume of lower-priced celebrity and lifestyle products, higher relative volume of higher-priced products such as Marc Jacobs and Miu Miu products, and a lower level of promotional and discounted pricing activities.

Color Cosmetics

In the three months ended December 31, 2015, net revenues of Color Cosmetics increased 10%, or $34.3, to $374.8 from $340.5 in the three months ended December 31, 2014, reflecting an increase in unit volume of 2% and a positive price and mix impact of 16%, partially offset by a negative foreign currency exchange translations impact of 8%. The Bourjois acquisition positively impacted net revenues by 13%, generating 9% of the unit volume increase and a positive impact of 6% to price and mix, partially offset by a negative 2% foreign currency exchange translations impact. Excluding the impact from the Bourjois acquisition, net revenues decreased 3% primarily due to declines in OPI, Astor, Rimmel and New York Color, partially offset by strong growth from Sally Hansen. Lower net revenues from OPI reflect declines in lacquer products, including Nicole by OPI in the U.S., as well as a negative impact from foreign currency exchange translations, partially offset by the launches of the OPI Hello Kitty collection and OPI Infinite Shine as well as growth in the Asia Pacific region. Lower net revenues in Astor reflect declines in Eastern Europe and in Germany as well as a negative impact from foreign currency exchange translations, partially offset by incremental net revenues from the new launch of Astor Lash Beautifier mascara. Lower net revenues from Rimmel primarily reflect the negative impact of foreign currency exchange translations. Excluding this impact, net revenues in Rimmel increased primarily due to incremental net revenues from new launches such as Rimmel Supercurler mascara and Rimmel the Only 1 lipstick. Lower net revenues in New York Color primarily reflects a management decision to discontinue the brand in the U.K. market. Sally Hansen net revenues increased primarily reflecting management focus on promotional and discounted pricing activities and the continued success of Sally Hansen Miracle Gel, reflecting an enhanced product offering and the introduction of Sally Hansen Miracle Gel in EMEA. However, in the three months ended December 31, 2015 the adverse impact of the U.S. retail nail market trend began to affect net revenues of Sally Hansen. Excluding the impact from the Bourjois acquisition and the negative foreign currency exchange translations impact, Color Cosmetics net revenues increased 3% reflecting a positive price and mix impact of 10% partially offset by a decrease in unit volume of 7%. The positive price and mix impact primarily reflects a lower level of promotional and discounted pricing activities as well as higher relative volume of higher-priced products such as OPI Infinite Shine and Sally Hansen Miracle Gel.

Skin & Body Care

In the three months ended December 31, 2015, net revenues of Skin & Body Care decreased 8%, or $18.7, to $208.7 from $227.4 in the three months ended December 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 8% and a decrease in unit volume of 7%, partially offset by a positive price and mix impact of 7%. The discontinuation of TJoy and China Optimization had an immaterial impact on net revenues as it contributed 3% to the unit volume decline and positively impacted price and mix by 3%. Skin & Body Care net revenues in the three months ended December 31, 2015 decreased 8% primarily reflecting lower net revenues in Playboy and adidas, partially offset by higher net revenues from philosophy. Lower net revenues from Playboy were primarily due to declines in existing product lines and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from new launches such as the Playboy Play It Wild franchise. Net revenues for adidas were negatively impacted by foreign currency exchange translations. Excluding this impact, net revenues in adidas increased due to growth in China reflecting the positive impact from our mass business reorganization and in EMEA from our recent launches such as adidas UEFA Champions League Edition, Functional, Climacool and After Sport toiletries, and the Born Original franchise. Net revenues from philosophy increased primarily due to different timing of promotional activities as shipments for a key U.S. customer were shifted from the first fiscal quarter of 2016 to the second fiscal quarter of 2016. Excluding the foreign currency exchange translations impact of 8% and the impact from the discontinuation of TJoy and China Optimization, Skin & Body Care net revenues in the three months ended December 31, 2015 were consistent with net revenues in the three months ended December 31, 2014 reflecting a positive price and mix impact of 4% offset by a unit volume decline of 4%. The positive price and mix impact for the segment primarily reflects higher relative volume of higher-priced philosophy products, lower relative volume of lower-priced Playboy products and a lower level of promotional and discounted pricing activities for adidas.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa), and Asia Pacific (comprising Asia and Australia).

	Three Months Ended December 31,
(in millions)	2015	2014	Change %
NET REVENUES
Americas	$419.6	$448.9	(7%)
EMEA	644.7	655.5	(2%)
Asia Pacific	146.2	155.2	(6%)
Total	$1,210.5	$1,259.6	(4%)

Americas

In the three months ended December 31, 2015, net revenues in the Americas decreased 7%, or $29.3, to $419.6 from $448.9 in the three months ended December 31, 2014. The decline in the region reflects lower net revenues in the U.S., Canada, Latin Americas and the regional travel retail business. Lower net revenues in the U.S. primarily reflect declines in lifestyle and celebrity fragrance brands in the mass retail channel, in part due to brands that are later in their lifecycles, partially offset by our launches such as Calvin Klein Eternity Now, Calvin Klein Euphoria Essence and Marc Jacobs Decadence. In addition, mass fragrances in the U.S. have been adversely impacted by the negative market trend mentioned in the “Fragrances” discussion above. Net revenues in Canada decreased primarily due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Canada increased reflecting strong growth in Rimmel resulting from new launches. Net revenues declined in Latin America and in the regional travel retail business in part due to economic slowdown and currency devaluations in the region. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas decreased 5%.

EMEA

In the three months ended December 31, 2015, net revenues in EMEA decreased 2%, or $10.8, to $644.7 from $655.5 in the three months ended December 31, 2014. Excluding the impact of the Bourjois acquisition, net revenues in EMEA decreased 9%. The decrease in the region primarily reflects lower net revenues in Germany, Eastern Europe, and the U.K., partially offset by growth in the regional export business and the Middle East. Net revenues in Germany decreased primarily due to a negative foreign currency exchange translations impact and declines in Playboy, Davidoff, and certain regional fragrance brands, in part due to a lower level of innovation activities in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. Declines in Germany were partially offset by incremental net revenues from launches such as Manhattan Last & Shine lipstick and Marc Jacobs Decadence fragrance. Net revenues in Eastern Europe declined due to a negative foreign currency exchange translations impact. Excluding this impact, Eastern Europe net revenues increased reflecting growth in Poland and Russia primarily driven by Calvin Klein and Rimmel, as well as incremental net revenues from the Bourjois acquisition and the recently launched Miu Miu fragrance. Lower net revenues in the U.K. primarily reflect declines in celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles, and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the Bourjois acquisition and the recent launch of Marc Jacobs Decadence. Higher net revenues in our export business reflect incremental net revenues from the Bourjois acquisition and growth in Fragrances, particularly products distributed in the prestige channel. Net revenues in the Middle East benefited from our new joint venture in the Kingdom of Saudi Arabia, incremental net revenues from the Bourjois acquisition and recent launches such as Marc Jacobs Decadence and Miu Miu fragrance. Net revenues in Southern Europe were consistent with the prior year period as incremental net revenues from the Bourjois acquisition were offset by the negative foreign currency exchange translations impact. Excluding the negative impact of foreign currency exchange translations of 10% and the impact of the Bourjois acquisition, net revenues in EMEA increased 1%.

Asia Pacific

In the three months ended December 31, 2015, net revenues in Asia Pacific decreased 6%, or $9.0, to $146.2 from $155.2 in the three months ended December 31, 2014. Excluding the impact to net revenues related to the discontinuation of TJoy and China Optimization, net revenues decreased 5%. The decline in the region primarily reflects lower net revenues in China and Australia, partially offset by net revenues growth in Japan. Lower net revenues in China reflect declines in the prestige distribution channel in part due to economic slowdown, partially offset by growth in adidas resulting from our mass business reorganization in China. Net revenues in Australia were affected by a negative impact of foreign currency exchange translations. Excluding this impact, net revenues in Australia increased driven by growth from Calvin Klein and the launch of Marc Jacobs Decadence. Growth in Japan reflects higher net revenues from Calvin Klein and incremental net revenues from the recently launched Miu Miu fragrance. Excluding the negative foreign currency exchange translations impact of 8% and the impact to net revenues related to the discontinuation of TJoy and China Optimization of 1%, net revenues in Asia Pacific increased 3%.

COST OF SALES

In the three months ended December 31, 2015, cost of sales decreased 8%, or $41.2, to $467.7 from $508.9 in the three months ended December 31, 2014. Cost of sales as a percentage of net revenues decreased to 38.6% in the three months ended December 31, 2015 from 40.4% in the three months ended December 31, 2014, resulting in a gross margin improvement of approximately 180 basis points. The cost of sales reflects the negative impact related to the Bourjois acquisition in the three months ended December 31, 2015 and a positive impact from refinement of estimates related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market and China Optimization in the three months ended December 31, 2014. Excluding the impact of these items, gross margin in the three months ended December 31, 2015 improved approximately 200 basis points primarily reflecting a positive impact from a lower level of promotional and discounted pricing activity, reported in net revenues, and continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the three months ended December 31, 2015, selling, general and administrative expenses decreased 4%, or $19.5, to $515.4 from $534.9 in the three months ended December 31, 2014. Selling, general and administrative expenses as a percentage of net revenues increased to 42.6% in the three months ended December 31, 2015 from 42.5% in the three months ended December 31, 2014. Selling, general and administrative expenses include business realignment costs, share-based compensation expense adjustment, China Optimization costs, and real estate consolidation program costs. See “Adjusted Operating Income.” Excluding these items described above, selling, general and administrative expenses decreased 4%, or $19.7, to $510.4 from $530.1 in the three months ended December 31, 2014 but increased as a percentage of net revenues to 42.2% from 42.1%. This increase of approximately 10 basis points primarily reflects approximately 50 basis points related to the negative impact from our exposure to foreign currency exchange fluctuations and approximately 10 basis points related to higher advertising and consumer promotion spending, partially offset by approximately 40 basis points related to lower administrative costs and approximately 10 basis points related to lower share-based compensation expenses due to increased forfeitures in the three months ended December 31, 2015. Advertising and consumer promotion expense decreased due to a positive foreign exchange translations impact and a reduction in non-strategic spend, but increased as a percentage of net revenues reflecting our focus on investing in consumer-facing media spend as well as added costs related to the Bourjois acquisition not in the three months ended December 31, 2014. Lower administrative costs primarily reflect a positive foreign exchange translations impact and savings from our Organizational Redesign, partially offset by added costs related to the Bourjois and Beamly acquisitions not in the three months ended December 31, 2014.

OPERATING INCOME

In the three months ended December 31, 2015, operating income decreased 17%, or $31.3, to $152.4 from $183.7 in the three months ended December 31, 2014. Operating margin, or operating income as a percentage of net revenues, decreased to 12.6% of net revenues in the three months ended December 31, 2015 as compared to 14.6% in the three months ended December 31, 2014. This margin decline of approximately 200 basis points reflects approximately 370 basis points related to higher acquisition-related costs, approximately 10 basis points related to higher selling, general and administrative expenses, and approximately 10 basis points related to higher amortization expense, partially offset by approximately 180 basis points related to lower cost of sales and approximately 10 basis points related to lower restructuring expenses.

Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2015	2014	Change %
OPERATING INCOME (LOSS)
Fragrances	$128.7	$145.5	(12%)
Color Cosmetics	58.4	40.0	46%
Skin & Body Care	27.5	15.1	82%
Corporate	(62.2)	(16.9)	<(100%)
Total	$152.4	$183.7	(17%)

Fragrances

In the three months ended December 31, 2015, operating income for Fragrances decreased 12%, or $16.8, to $128.7 from $145.5 in the three months ended December 31, 2014. Operating margin decreased to 20.5% of net revenues in the three months ended December 31, 2015 as compared to 21.0% in the three months ended December 31, 2014, primarily driven by higher selling, general and administrative expenses and amortization expenses as percentages of net revenues, partially offset by lower cost of sales as a percentage of net revenues, in part due to a lower level of promotional and discounted pricing activities.

Color Cosmetics

In the three months ended December 31, 2015, operating income for Color Cosmetics increased 46%, or $18.4, to $58.4 from $40.0 in the three months ended December 31, 2014. Operating margin increased to 15.6% of net revenues in the three months ended December 31, 2015 as compared to 11.7% in the three months ended December 31, 2014, reflecting lower cost of sales as a percentage of net revenues, in part due to a lower level of promotional and discounted pricing activities, partially offset by higher selling, general and administrative expenses and amortization expenses as percentages of net revenues.

Skin & Body Care

In the three months ended December 31, 2015, operating income for Skin & Body Care increased 82%, or $12.4, to $27.5 from $15.1 in the three months ended December 31, 2014. Operating margin increased to 13.2% of net revenues in the three months ended December 31, 2015 as compared to 6.6% in the three months ended December 31, 2014 primarily reflecting lower selling, general and administrative expenses and cost of sales as percentages of net revenues, in part due to a lower level of promotional and discounted pricing activities.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the three months ended December 31, 2015, operating loss for Corporate was $62.2 compared to $16.9 in the three months ended December 31, 2014, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended December 31,
(in millions)	2015	2014	Change %
Reported Operating Income	$152.4	$183.7	(17%)
% of Net revenues	12.6%	14.6%
Costs related to acquisition activities	46.6	0.3	>100%
Restructuring and other business realignment costs	16.2	15.1	7%
Share-based compensation expense adjustment	(0.6)	2.2	<(100%)
China Optimization	—	0.3	(100%)
Real estate consolidation program costs	—	(0.7)	100%
Total adjustments to Reported Operating Income	62.2	17.2	>100%
Adjusted Operating Income	$214.6	$200.9	7%
% of Net revenues	17.7%	15.9%

In the three months ended December 31, 2015, Adjusted Operating Income increased 7%, or $13.7, to $214.6 from $200.9 in the three months ended December 31, 2014. Adjusted operating margin increased to 17.7% of net revenues in the three months ended December 31, 2015 as compared to 15.9% in the three months ended December 31, 2014, primarily reflecting lower cost of sales of approximately 200 basis points, slightly offset by higher amortization and selling, general and administrative expenses of approximately 10 basis points each, as described under “Cost of Sales” and “Selling, General and Administrative Expenses,” respectively. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 14%.

Costs Related to Acquisition Activities

In the three months ended December 31, 2015, we incurred $46.6 of costs related to acquisition activities. We recognized acquisition-related costs of $45.5, in the Condensed Consolidated Statements of Operations. These costs can include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. We also incurred $1.1 of costs in connection with the Bourjois acquisition, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2014, we incurred $0.3 of costs related to acquisition activities. These costs include acquisition-related costs of $1.6, included in the Condensed Consolidated Statements of Operations, and an income of $1.3 from refinement of estimates related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Condensed Consolidated Statements of Operations.

In all reported periods, all costs related to acquisition activities were reported in Corporate.

Restructuring and Other Business Realignment Costs
In the first quarter of fiscal 2016, our Board of Directors approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  We anticipate the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. We have incurred $60.9 of restructuring costs life-to-date as of December 31, 2015, which are recorded in Corporate. We currently estimate that the total remaining accrual of $53.6 will result in cash expenditures of approximately $9.6 and $44.0 in fiscal 2016 and 2017, respectively.

In the three months ended December 31, 2015, we incurred restructuring and other business structure realignment costs of $16.2, as follows:

•	We incurred restructuring costs of $10.6, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily consist of Organizational Redesign.

•
We incurred business structure realignment costs of $5.6 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2014, we incurred restructuring and other business structure realignment costs of $15.1, as follows:

•	We incurred restructuring costs of $12.0, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relate to the Organizational Redesign.

•
We incurred business structure realignment costs of $3.1 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $(0.6) and $2.2 in the three months ended December 31, 2015 and 2014, respectively. The decrease in the share-based compensation expense adjustment primarily reflects increased forfeitures.

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

China Optimization

In the three months ended December 31, 2015, we did not incur any costs related to China Optimization.

In the three months ended December 31, 2014, we incurred costs of $0.3 related to the Color Cosmetics segment. China Optimization costs primarily reflect refinement in estimates and miscellaneous costs associated with the program.

Real Estate Consolidation Program Costs

In the three months ended December 31, 2015, we did not incur any costs related to the consolidation of real estate in New York.

In the three months ended December 31, 2014, we incurred $0.7 of income related to the refinement of lease loss expenses estimates in connection with the consolidation of real estate in New York, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and were included in Corporate.

INTEREST EXPENSE, NET

In the three months ended December 31, 2015, interest expense, net was $14.6 as compared with $19.1 in the three months ended December 31, 2014. The decrease is primarily due to one-time net derivative gains of $8.5 related to foreign currency forward contracts entered into to facilitate the debt refinancing and to economically hedge intercompany loans used to facilitate payments to Hypermarcas S.A. in connection with the acquisition of a beauty business (the “Brazilian Beauty Business”). Excluding these one-time activities, interest expense increased primarily due to higher average interest rates on outstanding debt balances and increased deferred financing costs, partially offset by foreign exchange impact.
LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the three months ended December 31, 2015, we incurred $3.1 related to the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities.

In the three months ended December 31, 2014, we did not incur any loss on early extinguishment of debt.

OTHER EXPENSE, NET

We incurred $24.1 and $0.3 in the three months ended December 31, 2015 and 2014, respectively. The increase in other expense primarily reflects $24.2 losses on foreign currency contracts related to an advance payment to Hypermarcas S.A. in connection with the acquisition of the Brazilian Beauty Business.

INCOME TAXES

The effective income tax rate for the three months ended December 31, 2015 and 2014 was 11.8% and 17.9% respectively. The effective tax rate for the current year period includes the decrease in the accrual for unrecognized tax benefits and the expiration of foreign statutes of limitation. The effective tax rate from the prior year period included the positive impacts associated with decrease in the accrual for unrecognized tax benefits, the settlement of a tax audit in a foreign jurisdiction for approximately $32.5 during the three months ended December 31, 2014 and the expiration of foreign statutes of limitation, partially offset by the negative impact of the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$110.6	$13.0	11.8%	$164.3	$29.4	17.9%
Adjustments to Reported Operating Income (a)	62.2	26.3		17.2	(20.2)
Other Adjustments (b)	18.8	7.9		—	—
Adjusted Income Before Income Taxes	$191.6	$47.2	24.6%	$181.5	$9.2	5.1%

(a)	See the reconciliation of reported operating income to Adjusted Operating Income under “Adjusted Operating Income.”

(b)	See the reconciliation of Reported Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc. under “Net Income Attributable to Coty Inc.”
The adjusted effective tax rate was 24.6% compared to 5.1% in the prior-year period. The differences were primarily due to the net impact of the settlement of a tax audit in a foreign jurisdiction in the prior period.  Cash paid during the quarter for income taxes of $22.8 and $43.4, represents 11.9% and 23.9% of Adjusted income before income taxes for the three months ended December 31, 2015 and 2014, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the three months ended December 31, 2015, net income attributable to Coty Inc. decreased $36.4, to $89.0, from $125.4 in the three months ended December 31, 2014. This decrease primarily reflects lower operating income and losses on foreign currency contracts, partially offset by lower income taxes.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2015	2014	Change %
Reported Net Income Attributable to Coty Inc.	$89.0	$125.4	(29%)
% of Net revenues	7.4%	10.0%
Adjustments to Reported Operating Income (a)	62.2	17.2	>100%
Adjustments to Other Expense (b)	24.2	—	N/A
Adjustments to Interest Expense (c)	(8.5)	—	N/A
Loss on early extinguishment of debt (d)	3.1	—	N/A
Adjustments to noncontrolling interest expense (e)	—	0.4	(100%)
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(34.2)	20.2	<(100%)
Adjusted Net Income Attributable to Coty Inc.	$135.8	$163.2	(17%)
% of Net revenues	11.2%	13.0%
Per Share Data
Adjusted weighted-average common shares
Basic	345.0	353.4
Diluted	354.3	362.6
Adjusted Net Income attributable to Coty Inc. per common share
Basic	$0.39	$0.46
Diluted	0.38	0.45

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income.”

(b)
In the three months ended December 31, 2015, the amount represents $24.2 losses on foreign currency contracts related to an advance payment to Hypermarcas S.A. in connection with the acquisition of the Brazilian Beauty Business. included in other expense in the Condensed Consolidation Statements of Operations.

(c)
The amount primarily represents a one-time gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated Term Loan B Facility partially offset by losses of $2.6 on derivative contracts used to economically hedge intercompany loans to facilitate payments to Hypermarcas S.A. for the Brazilian Beauty Business, included in interest expense in the Condensed Consolidated Statements of Operations.

(d)	In the three months ended December 31, 2015, the amount represents the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities.

(e)
Noncontrolling interest expense in the three months ended December 31, 2014 was related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market and is included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2014

NET REVENUES

In the six months ended December 31, 2015, net revenues decreased 5%, or $119.1, to $2,322.8 from $2,441.9 in the six months ended December 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 8%, partially offset by a positive price and mix impact of 2% and an increase in unit volume of 1%. In the three months ended June 30, 2015, we completed the Bourjois acquisition. The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the negative impact of foreign currency exchange translations, the Bourjois acquisition, and the discontinuation of TJoy and China Optimization, total net revenues in the six months ended December 31, 2015 decreased 1% reflecting a decrease in unit volume of 4%, partially offset by a positive price and mix impact of 3%.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2015	2014	Change %
NET REVENUES
Fragrances	$1,175.1	$1,332.6	(12%)
Color Cosmetics	765.7	684.6	12%
Skin & Body Care	382.0	424.7	(10%)
Total	$2,322.8	$2,441.9	(5%)

Fragrances

In the six months ended December 31, 2015, net revenues of Fragrances decreased 12%, or $157.5, to $1,175.1 from $1,332.6 in the six months ended December 31, 2014. The decrease in net revenues reflects decrease in unit volume of 7% and a negative foreign currency exchange translations impact of 7%, partially offset by a positive price and mix impact of 2%. The decrease in the segment primarily reflects lower net revenues from celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization on lower-volume product lines and non-strategic distribution channels. In addition, mass fragrances have been adversely impacted by a negative market trend in the six months ended December 31, 2015. Also contributing to segment declines were lower net revenues in Calvin Klein, Davidoff, and Chloe, partially offset by Nautica and incremental net revenues from the recently launched Miu Miu fragrance. Calvin Klein net revenues decreased primarily reflecting a negative foreign currency exchange translations impact and declines in existing product lines, partially offset by incremental net revenues from the launches of Calvin Klein Eternity Now, Calvin Klein Euphoria Essence, and Calvin Klein ck2. Lower net revenues in Davidoff and Chloe reflect declines in existing product lines, a lower level of launch activity in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 and a negative foreign currency exchange translations impact. Marc Jacobs net revenues in the six months ended December 31, 2015 were comparable to the prior year period as incremental net revenues from the launch of Marc Jacobs Decadence were offset by declines in existing product lines as well as a negative foreign currency exchange translations impact. Lower net revenues in the segment were partially offset by growth from Nautica, primarily in the Asia Pacific region, along with incremental net revenues from the recently launched Miu Miu fragrance. The positive price and mix impact for the segment primarily reflects higher relative volume of high-priced products such as Marc Jacobs and Miu Miu products, lower relative volume of lower-priced celebrity and lifestyle products, and a lower level of promotional and discounted pricing activities.

Color Cosmetics

In the six months ended December 31, 2015, net revenues of Color Cosmetics increased 12%, or $81.1, to $765.7 from $684.6 in the six months ended December 31, 2014 reflecting an increase in unit volume of 6% and a positive price and mix impact of 16%, partially offset by a negative foreign currency exchange translations impact of 10%. The Bourjois acquisition positively impacted net revenues by 13%, generating 10% of the unit volume increase and a positive 6% price and mix impact, partially offset by a negative 3% foreign currency exchange translations impact. Excluding the impact from the Bourjois acquisition, Color Cosmetics net revenues decreased 1% reflecting lower net revenues from Rimmel, OPI, New York Color, and Astor, partially offset by strong growth from Sally Hansen. Lower net revenues from Rimmel reflect the negative impact of foreign currency exchange translations. Excluding this impact, net revenues in Rimmel increased primarily driven by recent launches such as Rimmel the Only 1 lipstick and Rimmel Supercurler mascara. Lower net revenues from OPI were impacted partly by foreign currency exchange translations and declines in lacquer products, including Nicole by OPI in the U.S., partially offset by new launches OPI Infinite Shine and the OPI Hello Kitty collection as well as incremental net revenues in the Asia Pacific region. Lower net revenues in New York Color reflect declining sales in the U.S. and the U.K., reflecting a management decision to discontinue the brand in the U.K. market. Declines in Astor primarily reflect a negative foreign currency exchange translations impact. Sally Hansen net revenues increased primarily driven by the continued success of Sally Hansen Miracle Gel, reflecting an enhanced product offering as well as the introduction of Sally Hansen Miracle Gel in EMEA. However, in the six months ended December 31, 2015 the adverse impact of the U.S. retail nail market trend began to affect net revenues of Sally Hansen. Excluding the impact to net revenues from the Bourjois acquisition and the negative impact of foreign currency exchange translations, net revenues for Color Cosmetics increased 6% reflecting a positive price and mix impact of 10% partially offset by a decrease in unit volume of 4%. The positive price and mix impact primarily reflects higher relative volumes of higher-priced products, such as OPI Infinite Shine and Sally Hansen Miracle Gel.

Skin & Body Care

In the six months ended December 31, 2015, net revenues of Skin & Body Care decreased 10%, or $42.7, to $382.0 from $424.7 in the six months ended December 31, 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 9% and a decrease in unit volume of 3%, partially offset by a positive price and mix impact of 2%. The discontinuation of TJoy and China Optimization had an immaterial impact on net revenues as it contributed 2% to the unit volume decline and offset by a positive price and mix impact of 2%. Skin & Body Care net revenues decreased 10% reflecting declines in all brands. Lower net revenues from Playboy were primarily driven by a negative foreign currency exchange translations impact, declines in Brazil reflecting a planned shift towards fragrances in our product offerings, and declines in existing product lines, partially offset by incremental net revenues from new launches such as the Playboy Play It Wild franchise. Net revenues for adidas were negatively impacted by foreign currency exchange translations. Excluding this impact, net revenues in adidas increased reflecting growth in EMEA due to recent launches such as adidas UEFA Champions League Edition, Functional, Climacool, and After Sport toiletries, and the Born Original franchise, partially offset by declines in Brazil. Net revenues for adidas also increased in Asia Pacific resulting from our mass business reorganization in China. Net revenues from philosophy were negatively impacted by foreign currency exchange translations. Excluding this impact, philosophy net revenues were consistent with the prior year. Excluding the negative foreign currency exchange translations impact of 9% and the impact from the discontinuation of TJoy and China Optimization, Skin & Body Care net revenues decreased 1% reflecting a unit volume decline of 1%.

Net Revenues by Geographic Regions

In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Six Months Ended December 31,
(in millions)	2015	2014	Change %
NET REVENUES
Americas	$842.8	$896.2	(6%)
EMEA	1,202.0	1,249.4	(4%)
Asia Pacific	278.0	296.3	(6%)
Total	$2,322.8	$2,441.9	(5%)

Americas

In the six months ended December 31, 2015, net revenues in the Americas decreased 6%, or $53.4, to $842.8 from $896.2 in the six months ended December 31, 2014. The decline in the region reflects lower net revenues in the U.S., Canada, Latin America and the regional travel retail business. Lower net revenues in the U.S. were primarily due to lifestyle and celebrity fragrance brands in the mass retail channel, in part due to brands that are later in their lifecycles, as well as OPI, Calvin Klein and Davidoff. In addition, mass fragrances in the U.S. have been adversely impacted by a negative market trend mentioned in the “Fragrances” discussion above. Partially offsetting the net revenue decline in the U.S. were higher net revenues from Sally Hansen. Net revenues in Canada decreased primarily due to a negative foreign currency exchange translations impact as well as declines in Calvin Klein. Net revenues declined in Latin America and in the regional travel retail business in part due to economic slowdown and currency devaluations in the region. Excluding the negative impact of foreign currency exchange translations of 2%, net revenues in the Americas in the six months ended December 31, 2015 decreased 4%.

EMEA

In the six months ended December 31, 2015, net revenues in EMEA decreased 4%, or $47.4, to $1,202.0 from $1,249.4 in the six months ended December 31, 2014. Excluding the impact of the Bourjois acquisition, net revenues in EMEA decreased 11%. Lower net revenues in Germany, Eastern Europe, the U.K., our travel retail business and Southern Europe contributed to the decline in the region, partially offset by growth from the regional export business and the Middle East. Net revenues in Germany declined due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in the six months ended December 31, 2015 in Germany were consistent with the six months ended December 31, 2014 as growth in Rimmel and Sally Hansen as well as incremental net revenues from the launch of the Miu Miu fragrance were offset by declines in the Fragrances segment. Net revenues in the Eastern Europe region decreased due to a negative foreign currency exchange translations impact. Excluding this impact, Eastern Europe net revenues increased primarily driven by growth in Calvin Klein and Color Cosmetics as well as incremental net revenues from the Bourjois acquisition and the recently launched Miu Miu fragrance. U.K. net revenues decreased primarily due to a negative foreign currency exchange translations impact and celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles, partially offset by incremental net revenues from the Bourjois acquisition. The decline in our travel retail business primarily reflects a negative foreign currency exchange transactions impact. Net revenues in Southern Europe decreased as incremental net revenues from the Bourjois acquisition could not offset the negative foreign exchange translations impact and declines in Playboy and Calvin Klein. Growth in the regional export business was primarily driven by the Fragrances segment as well as incremental net revenues from the Bourjois acquisition. Net revenues in the Middle East benefited from our new joint venture in the Kingdom of Saudi Arabia, and incremental net revenues from the Bourjois acquisition. Excluding the negative impact of foreign currency exchange translations of 10% and the Bourjois acquisition, net revenues in EMEA decreased 1%.

Asia Pacific

In the six months ended December 31, 2015, net revenues in Asia Pacific decreased 6%, or $18.3, to $278.0 from $296.3 in the six months ended December 31, 2014. The decline in the region reflects lower net revenues in China and Australia, partially offset by the regional export business. Lower net revenues in China reflect declines in the prestige distribution channel in part due to economic slowdown, partially offset by strong growth in adidas resulting from our mass business reorganization in China. Net revenues in Australia were affected by a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Australia increased primarily driven by growth in Calvin Klein and Rimmel. Partially offsetting declines in the region were net revenues growth in the regional export business, primarily from Nautica, in part due to different phasing of orders, and Calvin Klein. Excluding the negative foreign currency exchange translations impact of 9%, net revenues in Asia Pacific increased 3% with net revenue growth across all product segments. The discontinuation of TJoy and China Optimization had an immaterial impact on net revenues in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

COST OF SALES

In the six months ended December 31, 2015, cost of sales decreased 8%, or $79.7, to $911.4 from $991.1 in the six months ended December 31, 2014. Cost of sales as a percentage of net revenues decreased to 39.2% in the six months ended December 31, 2015 from 40.6% in the six months ended December 31, 2014, resulting in a gross margin improvement of approximately 140 basis points. The cost of sales reflects the negative impact related to the Bourjois acquisition in the six months ended December 31, 2015 and the impact of the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market and China Optimization in the six months ended December 31, 2014. Excluding the impact of these items, gross margin improved approximately 130 basis points primarily reflecting a positive impact from a lower level of promotional and discounted pricing activity, reported in net revenues, and continued contribution from our supply chain savings program, reported in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the six months ended December 31, 2015, selling, general and administrative expenses decreased 5%, or $55.8, to $999.7 from $1,055.5 in the six months ended December 31, 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 43.0% in the six months ended December 31, 2015 from 43.2% in the six months ended December 31, 2014. Selling, general and administrative expenses include business realignment costs, share-based compensation expense adjustment, China Optimization costs, and real estate consolidation program costs. See “Adjusted Operating Income.” Excluding these items described above, selling, general and administrative expenses decreased 6%, or $60.1, to $988.9 from $1,049.0 in the six months ended December 31, 2014 and decreased as a percentage of net revenues to 42.6% from 43.0%. This decrease of approximately 40 basis points primarily reflects approximately 70 basis points related to lower advertising and consumer promotion spending and lower administrative costs of approximately 30 basis points, partially offset by approximately 40 basis points related to the negative impact from our exposure to foreign currency exchange fluctuations and higher share-based compensation expenses of approximately 20 basis points reflecting higher forfeitures in the six months ended December 31, 2014. Advertising and consumer promotion expense decreased due to a positive foreign exchange translations impact and a reduction in non-strategic spending, offset by increased investment in consumer-facing media spend as well as added costs related to the Bourjois acquisition not in the six months ended December 31, 2014. Lower administrative costs primarily reflect a positive foreign exchange translations impact and savings from our Organizational Redesign, partially offset by added costs related to the Bourjois and Beamly acquisitions not in the six months ended December 31, 2014.

OPERATING INCOME

In the six months ended December 31, 2015, operating income decreased 23%, or $69.7 to $234.1 from $303.8 in the six months ended December 31, 2014. Operating margin, or operating income as a percentage of net revenues, decreased to 10.1% in the six months ended December 31, 2015 as compared to 12.4% in the six months ended December 31, 2014. This margin decline of approximately 230 basis points reflects approximately 260 basis points related to higher acquisition-related costs, approximately 100 basis points related to higher restructuring expenses, approximately 20 basis points related to asset impairment charges in the six months ended December 31, 2015, and approximately 10 basis points related to higher amortization expense, partially offset by approximately 140 basis points related to lower cost of sales and approximately and 20 basis points related to lower selling, general and administrative expenses.

Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2015	2014	Change %
OPERATING INCOME
Fragrances	$237.6	$266.0	(11%)
Color Cosmetics	116.1	82.5	41%
Skin & Body Care	34.3	18.8	82%
Corporate	(153.9)	(63.5)	<(100%)
Total	$234.1	$303.8	(23%)

Fragrances

In the six months ended December 31, 2015, operating income for Fragrances decreased 11%, or $28.4, to $237.6 from $266.0 in the six months ended December 31, 2014. Operating margin increased to 20.2% of net revenues in the six months ended December 31, 2015 as compared to 20.0% in the six months ended December 31, 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher amortization expenses and higher cost of sales as percentages of net revenues.

Color Cosmetics

In the six months ended December 31, 2015, operating income for Color Cosmetics increased 41%, or $33.6, to $116.1 from $82.5 in the six months ended December 31, 2014. Operating margin increased to 15.2% of net revenues in the six months ended December 31, 2015 as compared to 12.1% in the six months ended December 31, 2014, primarily reflecting lower cost of sales as a percentage of net revenues, in part due to a lower level of promotional and discounted pricing activities, partially offset by higher selling, general and administrative expenses and amortization expenses as percentages of net revenues.

Skin & Body Care

In the six months ended December 31, 2015, operating income for Skin & Body Care increased 82%, or $15.5, to $34.3 from $18.8 in the six months ended December 31, 2014. Operating income in the six months ended December 31, 2014 includes charges of $1.7 related to China Optimization.

Excluding charges related to China Optimization, operating income increased $13.8, to $34.3 from $20.5 in the six months ended December 31, 2015. Operating margin increased to 9.0% of net revenues in the six months ended December 31, 2015 as compared to 4.8% in the six months ended December 31, 2014, primarily driven by lower selling, general and administrative expenses and lower costs of sales as percentages of net revenues, in part due to a lower level of promotional and discounted pricing activities.

Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the six months ended December 31, 2015, operating loss for Corporate was $153.9 compared to $63.5 in the six months ended December 31, 2014, as described under “Adjusted Operating Income” below.

Adjusted Operating Income

We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Six Months Ended December 31,
(in millions)	2015	2014	Change %
Reported Operating Income	$234.1	$303.8	(23%)
% of Net revenues	10.1%	12.4%
Restructuring and other business realignment costs	83.2	56.4	48%
Costs related to acquisition activities	64.9	5.0	>100%
Asset impairment charges	5.5	—	N/A
Share-based compensation expense adjustment	0.3	2.8	(89%)
China Optimization	—	0.7	(100%)
Real estate consolidation program costs	—	(0.7)	100%
Total adjustments to Reported Operating Income	153.9	64.2	>100%
Adjusted Operating Income	$388.0	$368.0	5%
% of Net revenues	16.7%	15.1%

In the six months ended December 31, 2015, Adjusted Operating Income increased 5%, or $20.0, to $388.0 from $368.0 in the six months ended December 31, 2014. Adjusted operating margin increased to 16.7% of net revenues in the six months ended December 31, 2015 as compared to 15.1% in the six months ended December 31, 2014, driven by approximately 130 basis points related to lower cost of sales and approximately 40 basis points related to lower selling, general and administrative expenses as described under “Selling, General and Administrative Expenses” above, partially offset by approximately 10 basis points related to higher amortization expense. Excluding the impact of foreign currency exchange translations, Adjusted Operating Income increased 13%.

Restructuring and Other Business Realignment Costs

In the first quarter of fiscal 2016, our Board of Directors approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand. Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017. We anticipate the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. We have incurred $60.9 of restructuring costs life-to-date as of December 31, 2015, which are recorded in Corporate. We currently estimate that the total remaining accrual of $53.6. will result in cash expenditures of approximately $9.6 and $44.0 in fiscal 2016 and 2017, respectively.

In the six months ended December 31, 2015, we incurred restructuring and other business structure realignment costs of $83.2, as follows:

•
We incurred restructuring costs of $72.7, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relate to the Acquisition Integration Program and Organizational Redesign.

•
We incurred business structure realignment costs of $10.5 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2014, we incurred restructuring and other business structure realignment costs of $56.4, as follows:

•	We incurred restructuring costs of $52.5, included in restructuring costs in the Condensed Consolidated Statements of Operations, which primarily relate to the Organizational Redesign.

•
We incurred business structure realignment costs of $3.9 primarily related to our Organizational Redesign and certain other programs, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Costs Related to Acquisition Activities

In the six months ended December 31, 2015, we incurred $64.9 of costs related to acquisition activities. We recognized acquisition-related costs of $61.3 in the Condensed Consolidated Statements of Operations. These costs can include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. We also incurred $3.6 of costs in connection with the Bourjois acquisition, included in cost of sales in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2014, we incurred $5.0 costs related to acquisition activities. These costs include $1.6 of acquisition-related costs, in the Condensed Consolidated Statements of Operations, and $3.4 associated with the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market, included in cost of sales in the Condensed Consolidated Statements of Operations.

In all reported periods, all costs related to acquisition activities were reported in Corporate.

Asset Impairment Charges

In the six months ended December 31, 2015, asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.

In the six months ended December 31, 2014, we did not incur any asset impairment charges.

Share-Based Compensation Adjustment

Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.3 and $2.8 in the six months ended December 31, 2015 and 2014, respectively. The decrease in the share-based compensation expense adjustment primarily reflects increased forfeitures.

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

China Optimization

In the six months ended December 31, 2015, we did not incur any costs related to China Optimization.

In the six months ended December 31, 2014, we incurred costs of $0.7 related to China Optimization, which consisted of costs of $1.7 in the Skin & Body Care segment and income of $1.0 in the Color Cosmetics segment. China Optimization costs primarily reflect refinement in estimates and miscellaneous costs associated with the program.

Real Estate Consolidation Program Costs

In the six months ended December 31, 2015, we did not incur any real estate consolidation program costs.

In the six months ended December 31, 2014, we incurred $0.7 of income related to refinement of lease loss expense estimates in connection with the consolidation of real estate in New York, recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all real estate consolidation program costs were reported in Corporate.

INTEREST EXPENSE, NET

In the six months ended December 31, 2015, interest expense, net was $30.6 as compared with $38.7 in the six months ended December 31, 2014. The decrease is primarily due to one-time net derivative gains of $8.5 related to foreign currency forward contracts entered into to facilitate the debt refinancing and to economically hedge intercompany loans used to facilitate payments to Hypermarcas S.A. in connection the Brazilian Beauty Business. Excluding these one-time activities, interest expense increased primarily due to higher average interest rates on outstanding debt balances, increased deferred financing costs and lower interest income, partially offset by foreign exchange impact.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

In the six months ended December 31, 2015, we incurred $3.1 related to the write-off of deferred financing costs in connection with the refinancing of with the refinancing of the Prior Coty Inc. Credit Facilities.

In the six months ended December 31, 2014, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our previously existing Series A notes due June 2017, Series B notes due June 2020, and Series C notes due June 2022.

OTHER EXPENSE, NET

We incurred $23.8 and $0.3 in the three months ended December 31, 2015 and 2014, respectively. The increase in other expense primarily reflects $24.2 losses on foreign currency contracts related to an advance payment to Hypermarcas S.A. in connection with the acquisition of the Brazilian Beauty Business.

INCOME TAXES

The effective income tax rate for the six months ended December 31, 2015 and 2014 was (30.6)% and 13.9%, respectively. The effective tax rate for the six months ended December 31, 2015 includes the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.  The effective income tax rate for the six months ended December 31, 2014 includes the net impact of favorable tax audit resolutions in multiple jurisdictions, partially offset by the negative impact of the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations.

During first quarter of fiscal year 2016, the Company reached final settlement with the IRS in connection with the 2004-2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 is mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.

The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2015			Six Months Ended December 31, 2014
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income Before Income Taxes	$176.6	$(54.1)	(30.6%)	$176.0	$24.4	13.9%
Adjustments to Reported Operating Income (a)	153.9	28.4		64.2	9.1
Other adjustments (b)	18.8	3.5		88.8	12.5
Adjusted Income Before Income Taxes	$349.3	$(22.2)	(6.4%)	$329.0	$46.0	14.0%

(a)	See the reconciliation of reported operating income to Adjusted Operating Income under “Adjusted Operating Income.”

(b)	See the reconciliation of Reported Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc. under “Net Income Attributable to Coty Inc.”
The adjusted effective tax rate was (6.4)% compared to 14.0% in the prior-year period. The differences were primarily due the net impact of the settlements with the IRS and of tax audits in multiple foreign jurisdictions in the prior period. Cash paid during the six months ended December 31, 2015 and 2014, for income taxes of $59.6 and $70.0, represents 17.1% and 21.3% of Adjusted income before income taxes for the nine months ended, respectively.

NET INCOME ATTRIBUTABLE TO COTY INC.

In the six months ended December 31, 2015, net income attributable to Coty Inc. increased $78.7, to $214.7, from $136.0 in the six months ended December 31, 2014. This increase primarily reflects the aforementioned tax benefit for the settlement with the IRS in the six months ended December 31, 2015 and losses on early extinguishment of debt in the six months ended December 31, 2014, partially offset by lower operating income and losses on foreign currency contracts in the six months ended December 31, 2015.

We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2015	2014	Change %
Reported Net Income Attributable to Coty Inc.	$214.7	$136.0	58%
% of Net revenues	9.2%	5.6%
Adjustments to Reported Operating Income (a)	153.9	64.2	>100%
Adjustments to Other Expense (b)	24.2	—	N/A
Adjustments to Interest Expense (c)	(8.5)	—	N/A
Loss on early extinguishment of debt (d)	3.1	88.8	(97%)
Adjustments to noncontrolling interest expense (e)	—	(1.2)	100%
Change in tax provision due to adjustments to Reported Net Income Attributable to Coty Inc.	(31.9)	(21.6)	(48%)
Adjusted Net Income Attributable to Coty Inc.	$355.5	$266.2	34%
% of Net revenues	15.3%	10.9%
Per Share Data
Adjusted weighted-average common shares
Basic	352.5	353.8
Diluted	362.0	363.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$1.01	$0.75
Diluted	0.98	0.73

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the six months ended December 31, 2015, the amount represents $24.2 losses on foreign currency contracts related to an advance payment to Hypermarcas S.A. in connection with the acquisition of their Brazilian Beauty Business, included in other expense in the Condensed Consolidation Statements of Operations.

(c)
The amount primarily represents a one-time gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated Term Loan B Facility partially offset by losses of $2.6 on derivative contracts used to economically hedge intercompany loans to facilitate payments to Hypermarcas S.A for the Brazilian Beauty Business, included in interest expense in the Condensed Consolidated Statements of Operations.

(d)
In the six months ended December 31, 2015, the amount represents the write-off of deferred financing costs in connection with the refinancing of our Prior Coty Inc. Credit Facilities, included in loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(e)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market, included in net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2015, we had cash and cash equivalents of $482.7 compared with $341.3 at June 30, 2015.

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

Debt

	December 31, 2015	June 30, 2015
Short-term debt	$10.2	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	675.0	—
Term Loan A Facility due October 2020	1,750.0	—
Term Loan B Facility due October 2022	1,226.6	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.6	1.1
Total debt	3,662.4	2,634.7
Less: Short-term debt and current portion of long-term debt	(85.6)	(28.8)
Total Long-term debt	3,576.8	2,605.9
Less: Discount on Long-term debt	(5.9)	—
Total Long-term debt, net	$3,570.9	$2,605.9

Coty Credit Agreement
On October 27, 2015, we entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) comprised of (i) a five year revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 Term Loan A Facility (“Term Loan A Facility”) and (iii) a Term Loan B Facility comprising of a $500.0 tranche and a €665.0 million tranche (“Term Loan B Facility”). The Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance our previously existing debt, which included the 2015 Credit Agreement due March 2018 and facilities under the Coty Inc. Credit Facility (together, the “Prior Coty Inc. Credit Facilities”).
The interest rate applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility will accrue at a rate equal to, at our option, either LIBOR plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on our total net leverage ratio, as defined in the Coty Credit Agreement. As of December 31, 2015, the applicable spread for the Revolving Credit Facility and the Term Loan A Facility was 1.50%.
The interest rate applicable to borrowings under the Term Loan B Facility will accrue at a rate equal to (a) for U.S. dollar term loans, at our option, either LIBOR (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%, and (b) for Euro denominated term loans, EURIBOR (subject to a 0.75% floor) plus a margin of 2.75%. We will pay to the revolving lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on our total net leverage ratio, as defined in the Coty Credit Agreement. As of December 31, 2015, the applicable rate on the unused commitment fee was 0.50%.
Quarterly repayments for the Term Loan A Facility and Term Loan B Facility will commence on June 30, 2016 and will continue to be made in quarterly installments of 1.25% and 0.25% of the original principal amount, respectively. The Revolving Credit Facility and Term Loan A Facility will mature in October 2020 and the Term Loan B Facility will mature in October 2022.
We recognized $56.5 of deferred financing fees in connection with the Coty Credit Agreement. In connection with the refinancing, we wrote off $3.1 of deferred financing fees associated with the Prior Coty Inc. Credit Facilities, which has been reflected in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the of assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Debt Covenants
We are required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement. The Coty Credit Agreement includes a financial covenant that requires us to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition, as defined in the Coty Credit Agreement, the applicable leverage ratio shall be the lesser of 1.00 to 1.00 higher than the applicable rate at the time, and 5.95 to 1.00. After the four fiscal quarter period ends, the net leverage ratio levels will return to pre-material acquisition levels.
As of December 31, 2015, we are in compliance with all financial covenants within the Coty Credit Agreement as described above.
Business Combinations
Pending Transaction with P&G Specialty Beauty Business
On July 9, 2015, we announced the signing of a definitive agreement to merge The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Specialty Beauty Business”), comprised of 43 beauty brands, into us through a Reverse Morris Trust transaction.
Our transaction proposal valued the P&G Specialty Beauty Business at approximately $12,500.0, based on the number of our basic Class A and Class B Common shares outstanding (i.e., excluding the impact of our outstanding equity awards) and an average trading price of our stock at the time of the proposal. The actual transaction value will be known at closing based on the our then current share price and fully diluted share count, as well as, the final level of assumed debt. The aggregate consideration in the transaction will consist of shares in the combined company issued to participating P&G shareholders, as well as, the assumption of debt of the P&G Specialty Beauty Business. The share issuance is structured to result in P&G shareholders receiving 52% of all outstanding shares in the combined company on a fully diluted basis. Our proposal valued this equity component at approximately $9,600.0 at the time the proposal was submitted. The remaining consideration of

$2,900.0 in assumed debt from the P&G Specialty Beauty Business is subject to a $1,000.0 adjustment within a collar based on the trading price of the our stock (range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. The assumed debt is expected to be between approximately $1,900.0 and $3,900.0.
As of December 31, 2015, excluding the adjustment for two brands that will not transfer upon completion of the merger, the estimated value of the transaction was approximately $13,000.0 based on our stock price and outstanding Class A and Class B Common shares and equity grants as of December 31, 2015. The value is comprised of approximately 413 million shares which represents 52% of the diluted equity of the combined company, valued at approximately $10,600.0 and the assumption of $2,400.0 in debt from the P&G Specialty Beauty Business. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final value of the transaction will be determined at the date of closing.
Acquisition of Brazilian Beauty Business
On February 1, 2016, we completed our previously announced acquisition of the Brazilian Beauty Business pursuant to a Shares and Trademarks Sale and Purchase Agreement (the "Share Purchase Agreement") in order to strengthen our position in the Brazilian beauty and personal care market. The total cash consideration net of preliminary working capital adjustments was R$3,539.0 million, the equivalent of $886.7, of which R$1,710.0, the equivalent of $429.4, was paid in advance on December 28, 2015. The acquisition was financed with a combination of cash on hand and drawings under the Coty Credit Agreement. The remaining payment made on February 1, 2016 was funded with cash of $100.0 and $357.3 of drawings under the Coty Credit Agreement.
Cash Flows

	Six Months Ended December 31,
	2015	2014
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$517.1	$355.0
Net cash used in investing activities	(543.7)	(89.5)
Net cash provided by (used in) financing activities	193.9	(210.8)

Net cash provided by operating activities

Net cash provided by operating activities was $517.1 and $355.0 for the six months ended December 31, 2015 and 2014, respectively. The increase in operating cash inflows of $162.1 is primarily due to an increase in accounts payable of $93.7 substantially attributable to a change in the frequency of our payables processing from a bi-monthly to a monthly basis, a decrease in accounts receivable of $85.0 resulting from timing of collections and an increase in other noncurrent liabilities of $36.0 primarily associated with restructuring activities partially offset by $151.5 in additional adjustments to reconcile net income to operating cash flow.

Net cash used in investing activities

Net cash used in investing activities was $543.7 and $89.5 for the six months ended December 31, 2015 and 2014, respectively.  The increase in cash outflows of $454.2 is primarily driven by the $429.4 advance payment for the Brazilian Beauty Business acquisition, the $17.9 acquisition of the digital marketing company, a loss of $18.1 on a foreign currency forward contract related to the Brazilian Beauty Business acquisition and a decrease in proceeds from the sale of assets of $14.1, partially offset by lower capital expenditures of $24.7 during the six months ended December 31, 2015.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was $193.9 and $(210.8) for the six months ended December 31, 2015 and 2014, respectively. The decrease in financing cash outflows of $404.7 is primarily attributable to various debt related transactions during the six months ended December 31, 2015 that resulted in net cash inflows of $1,032.2 compared to net cash inflows of $31.8 during the six months ended December 31, 2014. The year over year increase in cash inflows from debt related transactions of $1,000.4 primarily related to net proceeds from the Coty Credit Agreement, net proceeds from foreign currency forward contracts of $24.2, the prior year payment for the purchase of additional noncontrolling interests of $14.9, which did not reoccur in the current year, which were offset by year over year cash outflows of $578.7 for the purchase of treasury shares, higher distributions to noncontrolling interest partners of $10.7 and higher payments of deferred financing fees of $48.7 during the six months ended December 31, 2015.

Dividends
On September 11, 2015, we declared a cash dividend of $0.25 per share, or $90.1 on our Class A and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2015. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Share Repurchase
On August 13, 2015, our Board authorized us to repurchase up to $700.0 of our Class A Common Stock, inclusive of any amounts remaining under our previously announced share repurchase program (the “Repurchase Program”). In connection with our Repurchase Program, we repurchased 19.4 million and 24.9 million shares of our Class A Common Stock during the three and six months ended December 31, 2015, respectively. The shares were purchased in multiple transactions at prices ranging from $25.51 to $30.35 for the three and six months ended December 31, 2015. The aggregate fair value of shares repurchased during the three and six months ended December 31, 2015 was $544.3 and $700.0, respectively, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. These purchases completed the approved Repurchase Program.
On December 3, 2015, we entered into a stock purchase agreement with a shareholder holding more than 5% of our Class A Common Stock to repurchase 1.0 million shares of our Class A Common Stock. On December 17, 2015, we remitted payment for the repurchased shares at a price of $27.91 per share. The fair value of shares repurchased was approximately $27.9 and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
On February 4, 2016, we announced that our Board has authorized us to repurchase up to $500.0 million of our Class A common stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its common stock, and general market conditions. No time has been set for the Incremental Repurchase Program, and the program may be suspended or discontinued at any time. The Incremental Repurchase Program authorization enables us to purchase our common stock from time to time through open market purchases, negotiated transactions or other means, including 10b5-1 trading plans in accordance with applicable securities laws and other restrictions.
Commitments and Contingencies
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, we gave notice of intent to exercise our Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. We believe that the Call right will be completed in the third quarter of fiscal 2016. In addition, on September 29, 2015, we gave notice of intent to exercise our option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. We believe that the termination option will be completed in the first quarter of fiscal 2017 for an estimated purchase price of approximately $50.0.
Off-Balance Sheet Arrangements

We had undrawn letters of credit of $4.6 and $4.1 as of December 31, 2015 and June 30, 2015, respectively.

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

As of December 31, 2015, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2015 Form 10-K.

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

•
our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our recent acquisitions of Bourjois, Beamly, the Brazilian Beauty Business and our expected transaction with the P&G Specialty Beauty Business;

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

•
our ability to implement the Acquisition Integration Program and the Organizational Redesign restructuring program as planned and the success of the programs in delivering anticipated improvements and efficiencies;

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

More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” in Part I — Item IA. of our Fiscal 2015 Form 10-K.

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

Our management, with the participation of our interim Chief Executive Officer (the “interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In 2007, prior to its acquisition by Coty, Del Laboratories, Inc. (“Del Labs”) sold its LaCross manufacturing facility in Newark, New Jersey. The buyer gave Del Labs certain indemnities and assumed responsibility for environmental remediation of the property as required by the New Jersey Department of Environmental Protection (“NJDEP”). In February 2013, we received a demand from NJDEP to complete the remediation of the property. In May 2013, we initiated litigation against the buyer in New Jersey Superior Court for the appointment of a statutory receiver of the property in connection with the remediation as well as for indemnification and reimbursement of our legal fees. In February 2015, the court held that the buyer was responsible for the remediation and the reimbursement of certain of our legal fees. In November 2015, a settlement was reached whereby the buyer agreed to remit payment to Coty, assume all costs of remediation and provide periodic reports regarding the status of the remediation to Coty, NJDEP and the New Jersey Superior Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended December 31, 2015. No shares of Class B Common Stock were repurchased during this period.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
October 1, 2015 - October 31, 2015	8,856,400	27.7621	8,856,400	298,418,266.59
November 1, 2015 - November 30, 2015	7,663,800	28.5418	7,663,800	79,679,705.18
December 1, 2015 - December 31, 2015	3,888,327 (b)	27.6687	2,888,327	17.91
Total	20,408,527	28.0371	19,408,527(c)	17.91
(a) Includes fees and commissions.
(b) 1,000,000 shares of Class A Common Stock were repurchased pursuant to the Stock Purchase Agreement, dated December 3, 2015, by and between Coty Inc. and Mousseluxe S.á.r.l. at a price equal to $27.9052 per share.
(c) 19,408,527 shares of Class A Common Stock were purchased for approximately $544.3 million under our $700.0 million share repurchase program (the “Repurchase Program”) publicly announced on August 13, 2015. All repurchases were made using cash resources. As of December 31, 2015, we have completed all authorized purchases remaining under the Repurchase Program.

Item 6. Exhibits, Financial Statement Schedules.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.15		Lease Agreement, dated December 23, 2015, between Coty Services UK Limited and St. James UK PLC
10.29		Employment Agreement, dated October 12, 2015, between Coty Geneva SA Versoix and Esi Eggleston Bracey
10.30		Employment Agreement, dated October 12, 2015, between Coty Geneva SA Versoix and Sylvie Moreau
10.31		Employment Agreement, dated November 2, 2015, between Coty S.A.S. and Edgar Huber
10.32		Settlement Agreement, dated November 12, 2015, between Coty S.A.S. and Jean Mortier
21.1		List of significant subsidiaries
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COTY INC.

Date: February 4, 2016	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)