Form 10-Q
period 2016-03-31
COTY INC.
filed 2016-05-03
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

At April 29, 2016, 77,024,731 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,062,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net revenues	$950.7	$933.8	$3,273.5	$3,375.7
Cost of sales	369.0	351.8	1,280.4	1,342.9
Gross profit	581.7	582.0	1,993.1	2,032.8
Selling, general and administrative expenses	494.2	445.0	1,493.9	1,500.5
Amortization expense	20.9	18.1	59.0	55.5
Restructuring costs	6.6	3.9	79.3	56.4
Acquisition-related costs	37.0	0.3	98.3	1.9
Asset impairment charges	—	—	5.5	—
Operating income	23.0	114.7	257.1	418.5
Interest expense, net	25.1	17.6	55.7	56.3
Loss on early extinguishment of debt	—	—	3.1	88.8
Other expense (income), net	6.6	(0.5)	30.4	(0.2)
(Loss) income before income taxes	(8.7)	97.6	167.9	273.6
Provision (benefit) for income taxes	11.6	15.4	(42.5)	39.8
Net (loss) income	(20.3)	82.2	210.4	233.8
Net income attributable to noncontrolling interests	2.4	2.9	12.1	14.0
Net income attributable to redeemable noncontrolling interests	4.1	3.8	10.4	8.3
Net (loss) income attributable to Coty Inc.	$(26.8)	$75.5	$187.9	$211.5
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.08)	$0.22	$0.54	$0.60
Diluted	(0.08)	0.21	0.53	0.59
Weighted-average common shares outstanding:
Basic	337.9	344.7	347.8	350.9
Diluted	337.9	354.8	356.9	360.7

Cash dividend declared per common share	$—	$—	$0.25	$0.20

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(20.3)	$82.2	$210.4	$233.8
Other comprehensive income (loss):
Foreign currency translation adjustment	57.4	(126.8)	38.6	(260.8)
Net unrealized derivative (losses) gains on cash flow hedges, net of taxes of $1.0 and $(0.9), and $0.3 and $(3.3) during the three and nine months ended, respectively	(21.9)	3.9	(14.6)	18.5
Pension and other post-employment benefits (losses), net of tax of nil and nil, and nil and $0.1 during the three and nine months ended, respectively	—	—	0.2	(0.2)
Total other comprehensive income (loss), net of tax	35.5	(122.9)	24.2	(242.5)
Comprehensive income (loss)	15.2	(40.7)	234.6	(8.7)
Comprehensive income attributable to noncontrolling interests:
Net income	2.4	2.9	12.1	14.0
Foreign currency translation adjustment	1.2	(0.4)	0.9	(1.0)
Total comprehensive income attributable to noncontrolling interests	3.6	2.5	13.0	13.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.1	3.8	10.4	8.3
Foreign currency translation adjustment	0.2	—	0.2	(0.3)
Total comprehensive income attributable to redeemable noncontrolling interests	4.3	3.8	10.6	8.0
Comprehensive income (loss) attributable to Coty Inc.	$7.3	$(47.0)	$211.0	$(29.7)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$366.6	$341.3
Trade receivables—less allowances of $20.2 and $19.6, respectively	661.5	679.6
Inventories	579.1	557.8
Prepaid expenses and other current assets	198.9	191.0
Deferred income taxes	93.0	86.7
Total current assets	1,899.1	1,856.4
Property and equipment, net	605.7	500.2
Goodwill	2,096.0	1,530.7
Other intangible assets, net	2,158.0	1,913.6
Deferred income taxes	13.6	10.4
Other noncurrent assets	252.5	207.6
TOTAL ASSETS	$7,024.9	$6,018.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$796.8	$748.4
Accrued expenses and other current liabilities	771.8	719.2
Short-term debt and current portion of long-term debt	133.5	28.8
Income and other taxes payable	18.3	22.4
Deferred income taxes	9.8	7.4
Total current liabilities	1,730.2	1,526.2
Long-term debt, net	3,997.0	2,605.9
Pension and other post-employment benefits	207.2	206.5
Deferred income taxes	380.2	352.6
Other noncurrent liabilities	176.3	256.7
Total liabilities	6,490.9	4,947.9
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	79.0	86.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.9 issued and 1.7 and 1.9 outstanding, respectively, at March 31, 2016 and June 30, 2015	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 137.9 and 134.0 issued, respectively, and 76.8 and 98.8 outstanding, respectively, at March 31, 2016 and June 30, 2015	1.4	1.3
Class B Common Stock, $0.01 par value; 262.0 shares authorized, issued and outstanding, respectively, at March 31, 2016 and June 30, 2015	2.6	2.6
Additional paid-in capital	2,034.8	2,044.4
Accumulated deficit	(6.0)	(193.9)
Accumulated other comprehensive loss	(250.9)	(274.0)
Treasury stock—at cost, shares: 61.1 and 35.2 at March 31, 2016 and June 30, 2015, respectively	(1,338.5)	(610.6)
Total Coty Inc. stockholders’ equity	443.4	969.8
Noncontrolling interests	11.6	14.9
Total equity	455.0	984.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$7,024.9	$6,018.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	$—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Cancellation of Preferred Stock	(0.2)	—					(0.1)					(0.1)		(0.1)
Purchase of Class A Common Stock										25.9	(727.9)	(727.9)		(727.9)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted stock units and related tax benefits			3.9	0.1			36.7					36.8		36.8
Series A Preferred Share based compensation expense							1.1					1.1		1.1
Share-based compensation expense							17.3					17.3		17.3
Dividends ($0.25 per common share)							(89.7)					(89.7)		(89.7)
Net income								187.9				187.9	12.1	200.0	10.4
Other comprehensive income									23.1			23.1	0.9	24.0	0.2
Distribution to noncontrolling interests, net													(16.3)	(16.3)	(6.6)
Adjustment of redeemable noncontrolling interests to redemption value							11.3					11.3		11.3	(11.3)
BALANCE—March 31, 2016	1.7	$—	137.9	$1.4	262.0	$2.6	$2,034.8	$(6.0)	$(250.9)	61.1	$(1,338.5)	$443.4	$11.6	$455.0	$79.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2015
(In millions, except per share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Conversion of Class B to Class A Common Stock	1.4	—	(1.4)	—						—		—
Purchase of Class A Common Stock								13.4	(263.1)	(263.1)		(263.1)
Reclassification of Common Stock and stock options to liability					(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC					29.5					29.5		29.5
Exercise of former CEO stock options	1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO								2.4	(42.0)	(42.0)		(42.0)
Exercise of employee stock options and restricted share units	5.2	0.1			44.4					44.5		44.5
Share-based compensation expense					5.9					5.9		5.9
Dividends ($0.20 per common share)					(71.6)					(71.6)		(71.6)
Net income						211.5				211.5	14.0	225.5	8.3
Other comprehensive loss							(241.5)			(241.5)	(1.0)	(242.5)	(0.3)
Distribution to noncontrolling interests, net											1.8	1.8	(5.0)
Dividend payable to redeemable noncontrolling interest holder													(4.3)
Redeemable noncontrolling interest purchase adjustment													(16.2)
Adjustment of redeemable noncontrolling interests to redemption value					3.0					3.0		3.0	(3.0)
BALANCE—March 31, 2015	133.1	$1.3	262.3	$2.6	$1,921.1	$(214.9)	$(326.6)	50.7	$(880.5)	$503.0	$25.4	$528.4	$85.7

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210.4	$233.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171.0	172.6
Asset impairment charges	5.5	—
Deferred income taxes	(102.6)	(7.4)
Provision for bad debts	1.9	1.6
Provision for pension and other post-employment benefits	9.3	15.7
Share-based compensation	18.4	5.9
Gain on sale of asset	—	(7.2)
Loss on early extinguishment of debt	3.1	88.8
Foreign exchange effects	(4.9)	28.3
Other	18.0	5.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(0.9)	(34.0)
Inventories	25.0	36.7
Prepaid expenses and other current assets	10.9	20.1
Accounts payable	50.4	(82.1)
Accrued expenses and other current liabilities	39.9	(32.0)
Tax accruals	(31.0)	(42.7)
Other noncurrent assets	8.8	5.3
Other noncurrent liabilities	12.1	(20.2)
Net cash provided by operating activities	445.3	388.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(115.3)	(135.0)
Payment for business combinations, net of cash acquired	(897.3)	(0.6)
Additions of goodwill	—	(30.0)
Proceeds from sale of asset	0.2	14.4
Payments related to loss on foreign currency contracts	(29.6)	—
Net cash used in investing activities	(1,042.0)	(151.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	17.0	637.5
Repayments of short-term debt, original maturity more than three months	(22.2)	(631.4)
Net proceeds from short-term debt, original maturity less than three months	6.1	14.0
Proceeds from revolving loan facilities	1,590.0	768.5
Repayments of revolving loan facilities	(620.0)	(590.5)
Proceeds from term loans	2,979.6	800.0
Repayments of term loans	(2,474.7)	(200.0)
Proceeds from issuance of long-term debt	—	0.9
Repayment of Senior Notes	—	(584.6)
Dividend payment	(89.0)	(71.0)
Net proceeds from issuance of Class A Common Stock and related tax benefits	36.8	44.5
Net proceeds from issuance of Class A Common Stock to former CEO	—	12.5
Purchase of Class A Common Stock from former CEO	—	(42.0)
Payments for purchases of Class A Common Stock held as Treasury Stock	(727.9)	(263.1)
Net proceeds (payments) from foreign currency contracts	8.9	(27.5)
Payment for business combinations – contingent consideration	—	(0.8)
Payments for mandatorily redeemable noncontrolling interests	(1.7)	—
Proceeds from noncontrolling interests	—	1.8
Distributions to noncontrolling interests	(15.4)	—
Purchase of additional noncontrolling interests	—	(14.9)

Distributions to redeemable noncontrolling interests	(8.1)	(5.0)
Payment of deferred financing fees	(56.3)	(11.2)
Other	(1.4)	—
Net cash provided by (used in) financing activities	621.7	(162.3)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	0.3	(168.6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25.3	(93.9)
CASH AND CASH EQUIVALENTS—Beginning of period	341.3	1,238.0
CASH AND CASH EQUIVALENTS—End of period	$366.6	$1,144.1
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$57.8	$49.8
Cash paid during the period for income taxes, net of refunds received	89.0	83.2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$39.5	$27.3
Non-cash capital contribution associated with special share purchase transaction	13.8	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2015. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2016.
Related Parties
As of March 31, 2016, the Company is a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company does not generally enter into material transactions with related parties other than certain share transactions with JABC and certain executives as described in Note 14.
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
Tax Information
The effective income tax rate for the three months ended March 31, 2016 and 2015 was (133.3)% and 15.8%, and for the nine months ended March 31, 2016 and 2015 was (25.3)% and 14.5%, respectively. The effective tax rate for the nine months ended March 31, 2016 includes the net impact of the settlement with the Internal Revenue Service (“IRS”) as described below. The effective income tax rate for the nine months ended March 31, 2015 includes the positive impacts of the decrease in the accrual for unrecognized tax benefits, partially offset by the negative impact of a partial valuation allowance established for excess U.S. net deferred tax assets.

During the first quarter of fiscal 2016, the Company reached final settlement with the IRS in connection with the 2004–2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2016 and June 30, 2015, the gross amount of UTBs was $194.2 and $342.6, respectively. As of March 31, 2016, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $72.2. As of March 31, 2016 and June 30, 2015, the liability associated with UTBs, including accrued interest and penalties, was $83.9 and $182.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended March 31, 2016 and 2015 was $0.7 and $0.7, and for the nine months ended March 31, 2016 and 2015 was $2.7 and $(2.5), respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015 was $8.5 and $15.2, respectively. On the basis of the information available as of March 31, 2016, it is reasonably possible that a decrease of up to $4.2 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to adjustments within the measurement period for business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company early adopted this amendment during the third quarter of fiscal 2016. There was no impact on the Company’s Condensed Consolidated Financial Statements for three and nine months ended March 31, 2016.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued authoritative guidance amending several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments will be effective for the Company in fiscal 2018. Early adoption is permitted if the Company adopts all of the amendments within this guidance in the period of adoption. The methods of adopting the guidance vary by amendment. The Company is currently evaluating the impact the amendments will have on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued authoritative guidance clarifying the accounting for a change in a counterparty for derivative instruments designated as hedging instruments. The amendment will be effective for the Company in fiscal 2018 using either a prospective or modified retrospective basis with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued authoritative guidance requiring that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This standard will be effective for the Company in fiscal 2020 with early adoption permitted. The Company is currently evaluating the impact the standard will have on the Company’s Consolidated Financial Statements.
In January 2016, the FASB issued authoritative guidance relating to the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The amendment will be effective for the Company in fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.
In November 2015, the FASB issued authoritative guidance relating to the classification of deferred taxes. The recently issued guidance will require all deferred income tax liabilities and assets to be classified as non-current. The amendment will be effective for the Company in fiscal 2018 either on a prospective or retrospective accounting basis. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment will be effective for the Company in fiscal 2017 using a retrospective approach.  Additionally, in August 2015, the FASB issued authoritative guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.
In June 2014, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. This amendment will be effective for the Company in fiscal 2019 with either retrospective or modified retrospective treatment applied. Early adoption is permitted for the Company beginning in fiscal 2018. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. The Company is currently evaluating the impact this standard will have on the Company’s Consolidated Financial Statements.
3. SEGMENT REPORTING
Operating segments include components of the enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
During the third quarter of fiscal 2016, the Company acquired 100% of the net assets of a beauty business (the “Brazilian Beauty Business”) from Hypermarcas S.A., a consumer goods company based in Brazil (See Note 4). The Company has concluded that the Brazilian Beauty Business represents a separate operating and reportable segment (the “Brazil Acquisition” segment). The Company anticipates that its operating and reporting segments could change upon completion of the anticipated transaction with The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Beauty Brands”).
The Company’s operating and reportable segments are Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition (also referred to as “segments”). The reportable segments represent the Company’s product groupings other than the Brazil Acquisition segment. The Brazil Acquisition reportable segment represents revenues and expenses generated from multiple product groupings such as skin care, nail care, deodorants, and hair care products which are principally sold within Brazil. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes a component of share-based compensation expense, restructuring costs, costs related to acquisition activities and certain other expense items not attributable to ongoing operating activities of the segments.

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2016	2015	2016	2015
Net revenues:
Fragrances	$415.4	$431.3	$1,590.5	$1,763.9
Color Cosmetics	374.3	336.6	1,140.0	1,021.2
Skin & Body Care	146.7	165.9	528.7	590.6
Brazil Acquisition	14.3	—	14.3	—
Total	$950.7	$933.8	$3,273.5	$3,375.7
Operating income (loss)
Fragrances	$31.4	$59.0	$269.0	$325.0
Color Cosmetics	47.8	39.3	163.9	121.8
Skin & Body Care	9.1	21.8	43.4	40.6
Brazil Acquisition	(6.6)	—	(6.6)	—
Corporate	(58.7)	(5.4)	(212.6)	(68.9)
Total	$23.0	$114.7	$257.1	$418.5
Reconciliation:
Operating income	$23.0	$114.7	$257.1	$418.5
Interest expense, net	25.1	17.6	55.7	56.3
Loss on early extinguishment of debt	—	—	3.1	88.8
Other expense (income), net	6.6	(0.5)	30.4	(0.2)
(Loss) income before income taxes	$(8.7)	$97.6	$167.9	$273.6
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2016	2015	2016	2015
Fragrances:
Designer	34.1%	34.9%	37.4%	38.6%
Lifestyle	6.3	6.4	6.6	7.6
Celebrity	3.3	4.9	4.6	6.0
Total	43.7%	46.2%	48.6%	52.2%
Color Cosmetics:
Nail Care	15.9%	16.8%	14.3%	13.8%
Other Color Cosmetics	23.5	19.2	20.5	16.5
Total	39.4%	36.0%	34.8%	30.3%
Skin & Body Care:
Body Care	8.0%	8.9%	10.2%	11.2%
Skin Care	7.4	8.9	6.0	6.3
Total	15.4%	17.8%	16.2%	17.5%
Brazil Acquisition:
Total	1.5%	—%	0.4%	—%
Total	100.0%	100.0%	100.0%	100.0%

4. BUSINESS COMBINATIONS
Brazilian Beauty Business Acquisition
On February 1, 2016, the Company completed the acquisition of 100% of the net assets of the Brazilian Beauty Business pursuant to the Shares and Trademarks Sale and Purchase Agreement (the “Share Purchase Agreement”) in order to further strengthen its position in the Brazilian beauty and personal care market. The total consideration was $899.0 which included cash consideration paid of R$3,539.0 million, the equivalent of $886.7, and an estimated additional payment of R$48.9 million, the equivalent of $12.3, for working capital adjustments expected to be paid in the fourth quarter of fiscal 2016. Management does not expect material changes to the estimated additional payment.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The valuation of the assets and liabilities is subject to further analysis. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2017. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the allocation of the preliminary purchase price to the net assets acquired in the Brazilian Beauty Business acquisition as of the February 1, 2016 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Cash and cash equivalents	$7.3
Inventories	50.2
Property, plant and equipment	96.7
Goodwill	496.8	Indefinite
Trademarks - indefinite	157.1	Indefinite
Trademarks - finite	10.0	5 - 15
Customer relationships	108.2	15 - 21
Product formulations	11.8	3
Other net working capital	4.7
Net other assets	2.3
Deferred tax liability, net	(46.1)
Total purchase price	$899.0
Goodwill is not deductible for tax purposes and is attributable to expected synergies resulting from market expansion for the Company’s existing and future products and avoidance of start-up capital expenditures for manufacturing facilities in Brazil. Goodwill of $243.3, $107.2, $84.9 and $61.4 is allocated to the Brazil Acquisition, Fragrances, Color Cosmetics, and Skin & Body Care segments, respectively. The allocation of goodwill to Fragrances, Color Cosmetics, and Skin & Body Care was based on the relative fair values of synergies of selling the Company’s existing brands through the acquired entity as well as the reduction in corporate and regional overhead allocated to these segments due to the addition of the Brazil Acquisition segment.
For both the three and nine months ended March 31, 2016, Net revenues and Net loss of the Brazilian Beauty Business included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $14.3 and $(4.4), respectively.
The Company recognized acquisition-related costs associated with the Brazilian Beauty Business acquisition of $1.7 and $2.3 for the three and nine months ended March 31, 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the Brazilian Beauty Business, as though the companies had been combined on July 1, 2014, and gives pro forma effect to events that are: (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The pro forma adjustments include incremental amortization of intangible assets and increased depreciation of property, plant and equipment, based on preliminary values of each asset as well as costs related to financing the acquisition. The unaudited pro forma information also includes non-recurring acquisition-related costs and the amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2014 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for three and nine months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Pro forma Net revenues	$978.4	$1,008.2	$3,456.1	$3,654.8
Pro forma Net (loss) income	(13.8)	88.6	232.4	249.7
Pro forma Net (loss) income attributable to Coty Inc.	(20.2)	81.9	209.9	227.4
Pro forma Net (loss) income attributable to Coty Inc. per common share
Basic	$(0.06)	$0.24	$0.60	$0.65
Diluted	$(0.06)	$0.23	$0.59	$0.63
Bourjois Acquisition
On April 1, 2015, the Company completed its purchase of 100% of the net assets of Bourjois from Chanel International B.V. (“CHANEL”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between the Company and CHANEL (the “Stock Purchase Agreement”) for a total purchase price of $376.8.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Bourjois acquisition. For the three and nine months ended March 31, 2016, the Company did not recognize any measurement period adjustments and the measurement period for the Bourjois acquisition is now closed.
Goodwill is deductible for tax purposes and is attributable to expected synergies. Goodwill of $148.7, $11.1, and $35.0 was allocated to the Color Cosmetics, Skin & Body Care, and Fragrances segments, respectively.
The Company recognized acquisition-related costs associated with the Bourjois acquisition of $0.1 and $0.3 for the three months ended March 31, 2016 and 2015, respectively, and $1.2 and $1.9 for the nine months ended March 31, 2016 and 2015, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

5. ACQUISITION-RELATED COSTS
Acquisition-related costs represent costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $37.0 and $0.3 for the three months ended March 31, 2016 and 2015 and $98.3 and $1.9 for the nine months ended March 31, 2016 and 2015, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

6. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Acquisition Integration Program	$1.4	$—	$47.0	$—
Organizational Redesign	4.6	2.9	28.0	55.5
Productivity Program	0.6	1.5	4.2	1.5
Other	—	(0.5)	0.1	(0.6)
Total	$6.6	$3.9	$79.3	$56.4
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. The Company incurred $62.3 of restructuring costs life-to-date as of March 31, 2016, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$0.7	$14.6	$—	$15.3
Restructuring charges	46.4	0.9	0.5	47.8
Payments	(6.7)	(4.9)	(0.3)	(11.9)
Changes in estimates	(0.8)	—	—	(0.8)
Effect of exchange rates	0.2	(0.3)	0.1	—
Balance—March 31, 2016	$39.8	$10.3	$0.3	$50.4
The Company currently estimates that the total remaining accrual of $50.4 will result in cash expenditures of approximately $2.7, $35.7 and $12.0 in fiscal 2016, 2017 and 2018 respectively.
Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $99.6 of restructuring costs life-to-date as of March 31, 2016, which have been recorded in Corporate. The Company incurred $15.6 of other business structure realignment costs life-to-date as of March 31, 2016, which have been reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$32.0	$—	$0.1	$32.1
Restructuring charges	29.5	0.8	1.1	31.4
Payments	(20.8)	—	(0.5)	(21.3)
Changes in estimates	(3.4)	—	—	(3.4)
Effect of exchange rates	0.6	—	(0.3)	0.3
Balance—March 31, 2016	$37.9	$0.8	$0.4	$39.1
The Company currently estimates that the total remaining accrual of $39.1 will result in cash expenditures of $14.7, $22.0, $1.7 and $0.7 in fiscal 2016, 2017, 2018 and 2019 respectively.
Productivity Program
During the fourth quarter of fiscal 2013, the Board approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily relate to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization redesign activities, primarily in Europe and optimization of selected administrative support functions. The Company anticipates that the Productivity Program will result in pre-tax restructuring and related costs of approximately $70.0. The Company anticipates completing the implementation of all project activities by the end of fiscal 2016. The Company incurred $45.8 of restructuring costs life-to-date as of March 31, 2016, which have been recorded in Corporate. The Company incurred $16.2 of other business structure realignment costs life-to-date as of March 31, 2016, which have been reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in Corporate.

The related liability balance and activity for the Productivity Program costs which represents severance and employee benefits are presented below:

	Severance and Employee Benefits	Total Program Costs
Balance—July 1, 2015	$7.0	$7.0
Restructuring charges	4.6	4.6
Payments	(5.3)	(5.3)
Changes in estimates	(0.4)	(0.4)
Effect of exchange rates	(0.2)	(0.2)
Balance—March 31, 2016	$5.7	$5.7
The Company currently estimates that the total remaining accrual of $5.7 will result in cash expenditures of approximately $3.5 and $2.2 in fiscal 2016 and 2017, respectively.

7. INVENTORIES
Inventories as of March 31, 2016 and June 30, 2015 are presented below:

	March 31, 2016	June 30, 2015
Raw materials	$151.1	$160.9
Work-in-process	2.6	8.4
Finished goods	425.4	388.5
Total inventories	$579.1	$557.8

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2016 and June 30, 2015 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2015	$720.8	$677.3	$773.4	$—	$2,171.5
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at June 30, 2015	$720.8	$677.3	$132.6	$—	$1,530.7

Changes during the period ended March 31, 2016:
Acquisitions (a)(b)	114.1	89.4	63.7	243.3	510.5
Foreign currency translation	11.7	8.7	6.7	27.7	54.8

Gross balance at March 31, 2016	$846.6	$775.4	$843.8	$271.0	$2,736.8
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at March 31, 2016	$846.6	$775.4	$203.0	$271.0	$2,096.0

(a) During the nine months ended March 31, 2016, the Company acquired 100% of the net assets of the Brazilian Beauty Business. This transaction was accounted for as a business combination (See Note 4).
(b) During the nine months ended March 31, 2016, the Company acquired 100% of the issued share capital of Beamly Limited (the “digital marketing company”) for a purchase price of $17.9 in a transaction accounted for as a business combination, which resulted in the recognition of $13.7 of goodwill.

Other Intangible Assets
Other intangible assets, net as of March 31, 2016 and June 30, 2015 are presented below:

	March 31, 2016	June 30, 2015
Indefinite-lived other intangible assets, net	$1,438.3	$1,274.0
Finite-lived other intangible assets, net	719.7	639.6
Total Other intangible assets, net	$2,158.0	$1,913.6

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2015	$20.7	$997.2	$453.9	$—	$1,471.8
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Net balance at June 30, 2015	20.7	988.0	265.3	—	1,274.0

Changes during the period ended March 31, 2016:
Acquisitions (a)	—	—	—	157.1	157.1
Foreign currency translation	0.2	0.5	—	6.5	7.2

Gross balance at March 31, 2016	20.9	997.7	453.9	163.6	1,636.1
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Net balance at March 31, 2016	$20.9	$988.5	$265.3	$163.6	$1,438.3

(a) During the nine months ended March 31, 2016, the Company acquired 100% of the net assets of the Brazilian Beauty Business. This transaction was accounted for as a business combination (See Note 4).
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2015
License agreements	$800.7	$(501.1)	$—	$299.6
Customer relationships	559.1	(232.8)	—	326.3
Trademarks	119.1	(108.2)	—	10.9
Product formulations	32.7	(29.9)	—	2.8
Total	$1,511.6	$(872.0)	$—	$639.6
March 31, 2016
License agreements	$802.5	$(526.7)	$—	$275.8
Customer relationships (a)	678.9	(264.2)	(5.5)	409.2
Trademarks (a)	128.8	(108.4)	—	20.4
Product formulations (a)	45.5	(31.2)	—	14.3
Total	$1,655.7	$(930.5)	$(5.5)	$719.7

(a) Additions to Customer relationships, Trademarks, and Product formulations of $108.2, $10.0 and $11.8, respectively, were recorded in connection with the Brazilian Beauty Business acquisition (see Note 4).

Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description:	March 31, 2016
License agreements	9.7 years
Customer relationships	11.1 years
Trademarks	11.1 years
Product formulations	2.7 years
As of March 31, 2016, the remaining weighted-average life of all intangible assets subject to amortization is 10.4 years.
Amortization expense totaled $20.9 and $18.1, for the three months ended March 31, 2016 and 2015, respectively, and $59.0 and $55.5 for the nine months ended March 31, 2016 and 2015, respectively. As a result of acquisitions completed during the nine months ended March 31, 2016, the estimated aggregate amortization expense for each fiscal year from 2017 through 2021 is $90.3, $89.0, $85.4, $80.8 and $72.6, respectively.
In conjunction with the Company’s analysis of its go-to-market strategy in Southeast Asia during the first quarter of fiscal 2016, the Company evaluated future cash flows for this asset group and determined that the carrying value exceeded the undiscounted cash flows. As a result, the Company evaluated the fair value of the long-lived assets in the asset group, through an analysis of discounted future cash flows, and determined that the customer relationships were fully impaired and thus recorded nil and $5.5 of asset impairment charges in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016, respectively.

9. DEBT

	March 31, 2016	June 30, 2015
Short-term debt	$22.9	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	1,110.0	—
Term Loan A Facility due October 2020	1,750.0	—
Term Loan B Facility due October 2022	1,252.7	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	4,136.3	2,634.7
Less: Short-term debt and current portion of long-term debt	(133.5)	(28.8)
Total Long-term debt	4,002.8	2,605.9
Less: Discount on Long-term debt	(5.8)	—
Total Long-term debt, net	$3,997.0	$2,605.9
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
The interest rate applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility will accrue at a rate equal to, at the Company’s option, either LIBOR plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio, as defined in the Coty

Credit Agreement. As of March 31, 2016, the applicable spread for the Revolving Credit Facility and the Term Loan A Facility was 1.50%.
The interest rate applicable to borrowings under the Term Loan B Facility will accrue at a rate equal to (a) for U.S. dollar term loans, at the Company’s option, either LIBOR (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%, and (b) for Euro denominated term loans, EURIBOR (subject to a 0.75% floor) plus a margin of 2.75%. As of March 31, 2016, the applicable spread for the U.S. dollar portion of the Term Loan B Facility was 3.00%. The Company will pay to the revolving lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s total net leverage ratio, as defined in the Coty Credit Agreement. As of March 31, 2016, the applicable rate on the unused commitment fee was 0.50%.
Quarterly repayments for the Term Loan A Facility and Term Loan B Facility will commence on June 30, 2016 and will continue to be made in quarterly installments of 1.25% and 0.25% of the original principal amount, respectively. The Revolving Credit Facility and Term Loan A Facility will mature in October 2020 and the Term Loan B Facility will mature in October 2022.
The Company recognized $56.5 of deferred financing fees in connection with the Coty Credit Agreement. In connection with the refinancing, the Company wrote off $3.1 of deferred financing fees associated with the Prior Coty Inc. Credit Facilities, which has been reflected in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2016.
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
As of March 31, 2016, the Company is in compliance with all financial covenants within the Coty Credit Agreement as described above.

10. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest expense	$33.1	$18.4	$73.4	$55.2
Foreign exchange (gains) losses, net of derivative contracts (a)	(6.2)	(0.1)	(14.9)	3.6
Interest income	(1.8)	(0.7)	(2.8)	(2.5)
Total interest expense, net	$25.1	$17.6	$55.7	$56.3

(a) During the second quarter of fiscal 2016, the Company recorded a gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro tranche of debt issued during the quarter. These short-term forward contracts were entered into to facilitate the repayment of the Company’s then existing U.S. Dollar denominated term loans as part of the debt refinancing discussed in Note 9. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $11.1 included within Total interest expense, net for the nine months ended March 31, 2016 in the Company’s Condensed Consolidated Statements of Operations.

11. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$1.7	$1.5	$0.3	$0.7	$2.0	$2.2
Interest cost	0.8	0.8	0.9	1.2	0.5	1.0	2.2	3.0
Expected return on plan assets	(0.6)	(0.7)	(0.3)	(0.4)	—	—	(0.9)	(1.1)
Amortization of prior service (credit) cost	—	—	0.1	—	(1.4)	(0.1)	(1.3)	(0.1)
Amortization of net loss	0.3	0.5	0.8	0.9	—	—	1.1	1.4
Net periodic benefit cost (credit)	$0.5	$0.6	$3.2	$3.2	$(0.6)	$1.6	$3.1	$5.4

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$5.1	$4.4	$0.9	$1.9	$6.0	$6.3
Interest cost	2.4	2.5	2.7	3.7	1.5	2.9	6.6	9.1
Expected return on plan assets	(1.8)	(2.3)	(0.9)	(1.0)	—	—	(2.7)	(3.3)
Amortization of prior service (credit) cost	—	—	0.3	0.2	(4.2)	(0.1)	(3.9)	0.1
Amortization of net loss	0.9	1.5	2.4	2.7	—	—	3.3	4.2
Curtailment gain	—	—	—	(0.7)	—	—	—	(0.7)
Net periodic benefit cost (credit)	$1.5	$1.7	$9.6	$9.3	$(1.8)	$4.7	$9.3	$15.7
In June 2015, the Board approved the termination of the U.S. Del Labs pension plan with a proposed plan termination date of September 30, 2015. On July 31, 2015, the Company filed a determination letter request with the IRS to approve the termination of the U.S. Del Labs pension plan. As of March 31, 2016, the Company has not received notification from the IRS in response to the determination letter request. The Company expects the termination of the plan will be completed during fiscal 2017. The Company intends to fully fund the plan to provide for all plan benefits prior to the date assets are distributed with the plan termination. Settlement gain or loss, if any, resulting from the termination will be recognized at that time.

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

The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of March 31, 2016 and June 30, 2015 are presented below:

	Level 1		Level 2		Level 3
	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange forward contracts	$—	$—	$2.3	$12.4	$—	$—
Interest rate swap contracts	—	—	2.9	—	—	—
Total Assets	$—	$—	$5.2	$12.4	$—	$—
Liabilities:
Foreign exchange forward contracts	$—	$—	$22.6	$6.3	$—	$—
Interest rate swap contracts	—	—	19.6	—	—	—
Contingent consideration - business combination	—	—	—	—	0.8	0.9
Total Liabilities	$—	$—	$42.2	$6.3	$0.8	$0.9
Total recurring fair value measurements	$—	$—	$(37.0)	$6.1	$(0.8)	$(0.9)
The fair values of the Company’s financial instruments estimated as of March 31, 2016 and June 30, 2015 are presented below:

	March 31, 2016		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Credit Agreement	$4,112.7	$4,030.5	$—	$—
Prior Coty Inc. Credit Facilities	—	—	2,611.5	2,614.2
Dividends payable	1.9	1.6	1.4	1.1
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
Coty Credit Agreement — The Company uses the market approach to value the Coty Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.

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

13. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied during fiscal 2015 and 2016 which the Company anticipates realizing in the Condensed Consolidated Statements of Operations through 2018.
The Company enters into foreign exchange forward contracts to hedge anticipated transactions for periods consistent with the Company’s identified exposures to minimize the effect of foreign exchange rate movements on revenues, costs and on the cash flows that the Company receives from foreign subsidiaries and third parties where there is a high probability that anticipated exposures will materialize. The foreign exchange forward contracts used to hedge anticipated transactions have been designated as foreign exchange cash-flow hedges. Hedge effectiveness of foreign exchange forward contracts is based on the forward-to-forward hypothetical derivative methodology and includes all changes in value.
As of March 31, 2016, the Company had foreign exchange forward contracts designated as effective hedges in the notional amount of $106.2, which mature at various dates through June 2017. The foreign currencies in the hedged foreign exchange forward contracts (notional value stated in U.S. Dollars) are the British Pound ($19.3), Euro ($29.2), Australian Dollar ($24.0), Canadian Dollar ($26.9), and Russian Ruble ($6.8). As of June 30, 2015, the Company had a notional value of $277.0 in foreign exchange forward contracts designated as effective hedges.
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
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative impact of increases in the variable rates over the term of the contracts. During the second and third quarters of fiscal 2016, the Company entered into interest rate swap contracts that have been designated as cash-flow hedges. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
As of March 31, 2016, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0, which will impact interest payments through February 2021. There were no interest rate swap contracts designated as effective hedges as of June 30, 2015.
Hedge Accounting
Derivative financial instruments are recorded as either assets or liabilities on the Condensed Consolidated Balance Sheets and are measured at fair value.

For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of March 31, 2016, foreign exchange forward contracts and interest rate swap contracts in net liability positions that contained credit-risk-related features were $22.6 and $17.8, respectively.
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
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in accumulated OCI (“AOCI”) are reclassified to current-period earnings. As of March 31, 2016, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s foreign exchange forward contracts is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $2.3 as of March 31, 2016. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s interest rate swap contracts is limited to the fair value of contracts in net asset positions, which totaled $1.1 as of March 31, 2016. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
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
Net investment hedge effectiveness is assessed based on the change in the spot rate of the Euro-denominated loan payable. The critical terms (underlying notional and currency) of the loan payable match the portion of the net investment designated as being hedged. The net investment hedge was equal to the designated portion of the international subsidiary’s investment balance as of March 31, 2016. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2016, the fair value and carrying value of the foreign currency borrowings designated as a net investment hedge was $752.7 and $752.7, respectively.
Quantitative Information
Derivatives are recognized in the Condensed Consolidated Balance Sheets at their fair values. The following table presents the fair value of derivative instruments outstanding as of March 31, 2016 and June 30, 2015:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		March 31, 2016	June 30, 2015		March 31, 2016	June 30, 2015
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.3	$6.8	Accrued expenses and other current liabilities	$1.8	$4.8
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Accrued expenses and other current liabilities	12.6	—
Interest rate swap contracts	Other noncurrent assets	2.9	—	Other noncurrent liabilities	7.0	—
Total derivatives designated as hedges		$5.2	$6.8		$21.4	$4.8
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$5.6	Accrued expenses and other current liabilities	$20.8	$1.5
Total derivatives not designated as hedges		$—	$5.6		$20.8	$1.5
Total derivatives		$5.2	$12.4		$42.2	$6.3
The table below presents the gross amount of foreign exchange forward and interest rate swap contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2016, respectively:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange forward contracts:
Prepaid expenses and other current assets	$2.8	(0.5)	2.3	—	—	$2.3
Accrued expenses and other current liabilities	$(23.4)	0.8	(22.6)	—	—	$(22.6)
Interest rate swap contracts:
Other noncurrent assets	$3.5	(0.6)	2.9	—	—	$2.9
Accrued expenses and other current liabilities	$(12.6)	—	(12.6)	—	—	$(12.6)
Other noncurrent liabilities	$(7.6)	0.6	(7.0)	—	—	$(7.0)
The table below presents the gross amount of foreign exchange forward contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2015, respectively:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Prepaid expenses and other current assets	$16.1	(3.7)	12.4	—	—	$12.4
Accrued expenses and other current liabilities	$(6.5)	0.2	(6.3)	—	—	$(6.3)
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and nine months ended March 31, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Cost of sales	$—	$—	$—	$0.1
Selling, general and administrative expenses	(0.1)	0.3	1.2	2.8
Interest expense, net	(39.3)	(42.7)	(15.6)	(35.4)
Other (expense) income, net(a)	(5.4)	—	(29.6)	—

(a) During the three and nine months ended March 31, 2016, the Company recognized $5.4 and $29.6 of realized losses, respectively, on foreign currency forward contracts related to the acquisition of the Brazilian Beauty Business as described in Note 4.
As of March 31, 2016 and June 30, 2015, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $1,331.6 and $1,297.6, respectively, which mature at various dates through June 2016.
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI, net of tax, was $14.7 and $0.1 as of March 31, 2016 and June 30, 2015, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $11.5.
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI was $17.0 and nil as of March 31, 2016 and June 30, 2015, respectively.
The amount of gains and losses recognized in OCI in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the three and nine months ended March 31, 2016 and 2015 is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Foreign exchange forward contracts	$(2.1)	$8.5	$5.5	$25.8
Interest rate swap contracts	(22.1)	—	(19.6)	—
Net investment hedge	(26.1)	—	(17.0)	—
The amount of gains and losses reclassified from AOCI to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and nine months ended March 31, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Foreign exchange forward contracts:
Net revenue	$1.7	$3.4	$4.5	$5.3
Cost of Sales	0.3	0.3	0.4	(1.3)
Interest rate swap contracts:
Interest expense	$(3.3)	$—	$(4.1)	$—

14. EQUITY
Common Stock
As of March 31, 2016, the Company’s common stock consisted of Class A Common Stock, and Class B Common Stock each with a par value of $0.01. Class A and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board. As of March 31, 2016, total authorized shares of Class A Common Stock and Class B Common Stock are 800.0 million and 262.0 million, respectively, and total outstanding shares of Class A and Class B Common Stock are 76.8 million and 262.0 million, respectively.
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
Preferred Stock
As of March 31, 2016, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of March 31, 2016, total authorized shares of preferred stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.7 million. The outstanding 1.7 million Series A Preferred Stock generally vest on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of March 31, 2016, the Company classified $1.1 Series A Preferred Stock as equity, and $0.3 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Accumulated Other Comprehensive Income (Loss)

	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments
Balance—July 1, 2015	$(0.1)	$—	$(249.3)	$(24.6)	$(274.0)
Other comprehensive (loss) income before reclassifications	(14.7)	(17.0)	54.5	0.2	23.0
Less: Net amounts reclassified from AOCI	(0.1)	—	—	—	(0.1)
Net current-period other comprehensive (loss) income	(14.6)	(17.0)	54.5	0.2	23.1
Balance—March 31, 2016	$(14.7)	$(17.0)	$(194.8)	$(24.4)	$(250.9)
Treasury Stock
On August 13, 2015, the Board authorized the Company to repurchase up to $700.0 of its Class A Common Stock, inclusive of any amounts remaining under the Company’s previously announced share repurchase program (the “Repurchase Program”). In connection with the Company’s Repurchase Program, the Company repurchased 24.9 million shares of its Class A Common Stock during nine months ended March 31, 2016. The shares were purchased in multiple transactions at prices ranging from $25.51 to $30.35 for the nine months ended March 31, 2016. The aggregate fair value of shares repurchased during the nine months ended March 31, 2016 was $700.0, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. These purchases completed the approved Repurchase Program as of December 14, 2015.
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
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A common stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A common stock, and general market conditions. As of March 31, 2016, the Company has not made any repurchases as part of the Incremental Repurchase Program.

Dividends
On September 11, 2015, the Company declared a cash dividend of $0.25 per share, or $90.1 on its Class A and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to Additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2016. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.4 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2016. Total accrued dividends on unvested RSUs and phantom units of $1.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2016.

15. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense (income) of $12.4 and $(1.0) for the three months ended March 31, 2016 and 2015, and $29.3 and $9.9 for the nine months ended March 31, 2016 and 2015, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2016, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $5.0, $7.4 and $41.4, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 2.07, 4.04 and 2.69 years, respectively.
Phantom Units
On July 21, 2015, the Board granted Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board and interim Chief Executive Officer, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim Chief Executive Officer of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Equity and Long-Term Incentive Plan. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized nil and $8.0 during the three and nine months ended March 31, 2016 as there are no service or performance conditions with respect to the phantom units.

16. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(26.8)	$75.5	$187.9	$211.5
Weighted-average common shares outstanding—Basic	337.9	344.7	347.8	350.9
Effect of dilutive stock options and Series A Preferred Stock (a)	—	7.7	6.1	7.8
Effect of restricted stock and RSUs (b)	—	2.4	3.0	2.0
Weighted-average common shares outstanding—Diluted	337.9	354.8	356.9	360.7
Net income attributable to Coty Inc. per common share:
Basic	$(0.08)	$0.22	$0.54	$0.60
Diluted	(0.08)	0.21	0.53	0.59

(a)
For the nine months ended March 31, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to 3.2 million shares of common stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2016, no outstanding stock options and Series A Preferred Stock were included in the computation of diluted loss per share due to the net loss incurred during the period. For the three and nine months ended March 31, 2015, no options were excluded in the computation of EPS.

(b)
For the nine months ended March 31, 2016, 0.1 million RSUs outstanding were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2016, no RSU were included in the computation of diluted loss per share due to the net loss incurred during the period. For the three and nine months ended March 31, 2015, nil and 0.5 million RSUs outstanding, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

17. COMMITMENTS AND CONTINGENCIES
Planned Merger with the P&G Beauty Brands
On July 9, 2015, the Company announced the signing of a definitive agreement to merge (the “Merger”) the P&G Beauty Brands, comprising of 43 beauty brands, into the Company through a Reverse Morris Trust transaction. The purchase consideration to be issued in connection with the Merger will consist of a combination of equity and assumed debt. The estimated assumed debt of $2,900.0 from the P&G Beauty Brands is subject to a $1,000.0 adjustment pursuant to a collar based on the trading price of the Company’s stock (within a range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. Consequently, the assumed debt is expected to be between approximately $1,900.0 and $3,900.0.
As of March 31, 2016, the Company expects that P&G shareholders will receive 412.3 million shares or 54% of all outstanding shares in the combined company on a fully diluted basis.
As of March 31, 2016, including an adjustment for the two brands that will not transfer to the Company upon completion of the Merger, a working capital adjustment, and other adjustments, the estimated total transaction value is expected to be $13,500.0 based on the closing price of the Company’s common stock on March 31, 2016 of $27.83, which is above the collar.  This comprises $11,500.0 in equity and an estimated amount of assumed debt of $2,000.0. The amount of debt assumed of $2,000.0 reflects the $1,900.0 amount pursuant to the collar (reflecting such closing price of the Company’s common stock on March 31, 2016) and an estimated increase of $100.0 in connection with certain other adjustments.
The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final purchase price allocation will be based on the closing price of the Company’s common stock on the date of the closing.
The Company recognized acquisition-related costs associated with the P&G transaction of $35.1 and $91.1 for the three and nine months ended March 31, 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Noncontrolling Interests
The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, the Company gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. The Company believes that the purchase pursuant to this Call right will be completed in fiscal 2017. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The Company believes that the purchase pursuant to the termination option will be completed in fiscal 2017 for an estimated purchase price of approximately $50.0.
Redeemable Noncontrolling Interests
On February 12, 2016, the Company gave notice of intent to exercise its option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $9.0 for the remaining 45% interest. The transaction is expected to close by July 31, 2016.
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

During fiscal 2014, two putative class action complaints were filed in the United States District Court for the Southern District of New York (“SDNY”) against the Company, its directors and certain of its executive officers, and the underwriters of the initial public offering (“IPO”), alleging violations of the federal securities laws in connection with the Company's IPO. Those lawsuits were consolidated under the caption In re Coty Inc. Securities Litigation, and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against the Company, its directors, and certain of its executive officers, under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased the Company’s Class A Common Stock in the IPO, damages of an unspecified amount and equitable or injunctive relief.
On September 9, 2014, Plaintiffs voluntarily dismissed their claims against the underwriter defendants without prejudice. The Securities Complaint was further amended on October 18, 2014. On March 29, 2016, Judge Sullivan of the SDNY ruled on the Company’s motion to dismiss the Securities Complaint holding that the Company’s motion to dismiss the Securities Complaint is granted in its entirety. The court also denied the Plaintiffs’ request for leave to file a further amended complaint. Subject to a possible appeal, the Company considers this matter closed.
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

18. SUBSEQUENT EVENTS
On April 8, 2016, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to the Coty Credit Agreement which provides for additional borrowings under its current Term Loan A Facility and Term Loan B Facility in the amounts of €140.0 million and €325.0 million, respectively. The terms of the Term Loan A Facility and Term Loan B Facility, as amended, are substantially the same as the existing Term Loan A Facility and the Euro denominated portion of the Term Loan B Facility. The proceeds of the additional debt are expected to be used to pay outstanding balances under the Revolving Credit Facility.
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

OVERVIEW
We are a leading global beauty company. We manufacture, market and sell beauty products in the Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycles. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. Consistent with this strategy, we recently acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazilian Beauty Business”). We believe this acquisition provides us with a platform to leverage the opportunities in one of the largest beauty markets in the world and increase our exposure to higher growth emerging markets over time.
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
THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2015
NET REVENUES
In the three months ended March 31, 2016, net revenues increased 2%, or $16.9, to $950.7 from $933.8 in the three months ended March 31, 2015. The increase was primarily driven by an increase in unit volume of 12%, partially offset by a negative price and mix impact of 7% and a negative foreign currency exchange translations impact of 3%. In the three months ended March 31, 2016, we completed the acquisition of the Brazilian Beauty Business which positively impacted total net revenues in the fiscal quarter by 2%. In the three months ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”). The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the impacts of the Brazilian Beauty Business acquisition, the Bourjois acquisition, the discontinuation of the TJoy brand and foreign currency exchange translations, total net revenues in the three months ended March 31, 2016 decreased 1% reflecting a unit volume decline of 4%, partially offset by a positive price and mix impact of 3%.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2016	2015	Change %
NET REVENUES
Fragrances	$415.4	$431.3	(4%)
Color Cosmetics	374.3	336.6	11%
Skin & Body Care	146.7	165.9	(12%)
Brazil Acquisition	14.3	—	N/A
Total	$950.7	$933.8	2%
Fragrances
In the three months ended March 31, 2016, net revenues of Fragrances decreased 4%, or $15.9, to $415.4 from $431.3 in the three months ended March 31, 2015. The decline in net revenues reflects a decrease in unit volume of 3% and a negative foreign currency exchange translations impact of 3%, partially offset by a positive price and mix impact of 2%. The decrease in the segment primarily reflects lower net revenues from celebrity brands in the mass retail channel, in part due to brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization on lower-volume product lines and non-strategic distribution channels. In addition, mass fragrances in the U.S. have been adversely impacted by a negative market trend in the three months ended March 31, 2016. Calvin Klein and Chloé also contributed to the net revenues decline as incremental net revenues from the launches of Calvin Klein ck2, Calvin Klein Eternity Now and Chloé Eau De Toilette did not offset declines in existing product lines as well as a negative foreign currency exchange translations impact. Partially offsetting net revenues declines in the segment was growth from Marc Jacobs, Joop!, and Davidoff primarily driven by the launches of Marc Jacobs Decadence, Marc Jacobs Splash, Joop! Homme Sport, Davidoff Horizon and Davidoff Cool Water Limited Edition, partially offset by a negative foreign currency exchange translations impact. Incremental net revenues from the launch of the Miu Miu fragrance also contributed to net revenues growth. The positive price and mix impact for the segment primarily reflects higher relative volume of higher-priced products such as Marc Jacobs and Miu Miu products, lower relative volume of lower-priced celebrity and lifestyle products, and a lower level of promotional and discounted pricing activities.
Color Cosmetics
In the three months ended March 31, 2016, net revenues of Color Cosmetics increased 11%, or $37.7, to $374.3 from $336.6 in the three months ended March 31, 2015, reflecting a positive price and mix impact of 10% and an increase in unit volume of 5%, partially offset by a negative foreign currency exchange translations impact of 4%. The Bourjois acquisition positively impacted net revenues by 14%, generating 10% of the unit volume increase and a positive price and mix impact of 4%. Excluding the impact from the Bourjois acquisition, net revenues decreased 3% primarily due to net revenues declines in Sally Hansen, N.Y.C. New York Color, and OPI partially offset by net revenues growth in Rimmel and Astor. Sally Hansen net revenues decreased reflecting declines in existing product lines in the U.S., partially offset by continued growth in Sally Hansen Miracle Gel in EMEA. Net revenues of Sally Hansen declined in the U.S. in part reflecting the continued negative trend in the U.S. retail nail market in the three months ended March 31, 2016. N.Y.C. New York Color net revenues decreased as incremental net revenues from the launches of NYC Get It All and NYC Lovatics did not offset declines in existing product lines in the U.S. Net revenues from OPI decreased as incremental net revenues from launches of the OPI Hello Kitty and OPI New Orleans collections did not offset declines in lacquer products in the U.S., including Nicole by OPI. Partially offsetting net revenues declines in the region was Rimmel primarily driven by incremental net revenues from the launches of Rimmel SuperGel nail polish, Rimmel the Only 1 lipstick, and Rimmel Supercurler mascara, partially offset by a negative foreign currency exchange translations impact. Net revenues from Astor increased primarily reflecting incremental net revenues from the launches of Astor Mattitude foundation and Astor Lash Beautifier mascara and growth in existing product lines. Excluding the positive impact from the Bourjois acquisition and the negative foreign currency exchange translations impact, Color Cosmetics net revenues increased 1% reflecting a positive price and mix impact of 6% partially offset by a decrease in unit volume of 5%. The positive price and mix impact primarily reflects lower relative volumes of lower-priced products, such as the N.Y.C. New York Color brand and higher relative volumes of higher-priced products, such as Sally Hansen Miracle Gel, Rimmel the Only 1 lipstick, and the OPI Hello Kitty collection.
Skin & Body Care
In the three months ended March 31, 2016, net revenues of Skin & Body Care decreased 12%, or $19.2, to $146.7 from $165.9 in the three months ended March 31, 2015. The net revenues decline reflects a negative price and mix impact of 9% and a negative foreign currency exchange translations impact of 3%. The discontinuation of the TJoy brand had a 4% negative impact on net revenues contributing 4% to the price and mix decline. Excluding the discontinuation of the TJoy brand, Skin & Body Care net revenues in the three months ended March 31, 2016 decreased 8% reflecting lower net revenues across all product lines. Lower net revenues from Playboy were primarily due to declines in existing product lines and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the launch of the Playboy Play It Wild franchise. Lower net revenues from philosophy in part reflects a reduction in promotional activity at a key U.S. customer in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Lower net revenues from Lancaster were primarily due to declines in existing product lines and a negative foreign currency exchange translations impact. adidas net revenues reflect a negative foreign currency exchange translations impact. Excluding this impact, adidas net revenues increased primarily driven by launches such as adidas UEFA Champions League Edition, adidas toiletry products, and the adidas Born Original franchise. Net revenues for adidas also increased in Asia Pacific reflecting the positive result from our mass business reorganization in China. Excluding the impacts from foreign currency exchange translations and the discontinuation of the TJoy brand, Skin & Body Care net revenues decreased 5% reflecting a negative price and mix impact of 5%. The negative price and mix impact for the segment primarily reflects higher relative volume of lower-priced adidas products partially offset by a lower level of promotional activity for philosophy.
Brazil Acquisition
In the three months ended March 31, 2016, net revenues for the Brazilian Beauty Business were $14.3.
Net Revenues by Geographic Regions
In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa), and Asia Pacific (comprising Asia and Australia).

	Three Months Ended March 31,
(in millions)	2016	2015	Change %
NET REVENUES
Americas	$366.0	$394.8	(7%)
EMEA	467.6	419.5	11%
Asia Pacific	117.1	119.5	(2%)
Total	$950.7	$933.8	2%
Americas
In the three months ended March 31, 2016, net revenues in the Americas decreased 7%, or $28.8, to $366.0 from $394.8 in the three months ended March 31, 2015. The decline in the region reflects lower net revenues in the U.S. and the travel retail business, partially offset by growth in Latin America and Canada. Lower net revenues in the U.S. primarily reflect declines in the Color Cosmetics and Fragrances segments. In addition, Sally Hansen and mass fragrances have been adversely impacted by the continued negative market trends in the U.S. in the three months ended March 31, 2016, mentioned in the “Fragrances” and “Color Cosmetics” discussions above. Declines in Calvin Klein also contributed to the U.S. net revenues decrease as incremental net revenues from the launch of Calvin Klein ck2 did not offset declines in existing product lines. Net revenues decreased in the regional travel retail business reflecting declines in Fragrances, primarily in Calvin Klein, in part reflecting economic slowdown and currency devaluations in the region. Net revenues in Latin America increased driven by incremental net revenues from the acquisition of the Brazilian Beauty Business. Excluding this impact, net revenues in Latin America declined primarily due to a negative foreign exchange translations impact. Higher net revenues in Canada reflect strong growth in Fragrances, primarily Calvin Klein and Marc Jacobs, partially offset by declines in Sally Hansen and a negative foreign currency exchange translations impact. Excluding the positive impact from the acquisition of the Brazilian Beauty Business of 4% and the negative foreign currency exchange translations impact of 3%, net revenues in the Americas decreased 8%.
EMEA
In the three months ended March 31, 2016, net revenues in EMEA increased 11%, or $48.1, to $467.6 from $419.5 in the three months ended March 31, 2015. The increase in the region reflects net revenues growth in Southern Europe, Eastern Europe, the Middle East, Germany, the regional export business, and the U.K. Southern Europe net revenues increased driven by incremental net revenues from the Bourjois acquisition and the launch of the Miu Miu fragrance as well as growth in Calvin Klein, Davidoff, Chloé and Astor, partially offset by net revenues declines in Playboy and Lancaster. Growth in Eastern Europe reflects incremental net revenues from the Bourjois acquisition as well as growth in all Color Cosmetics brands and adidas, partially offset by a negative foreign currency exchange translations impact. Middle East net revenues increased reflecting incremental net revenues from the Bourjois acquisition as well as growth from Rimmel, Calvin Klein and Davidoff. Net revenues in Germany increased primarily driven by strong growth in Fragrances and Color Cosmetics, including Calvin Klein, Joop!, Davidoff, Marc Jacobs, Sally Hansen and Rimmel. Partially offsetting net revenues growth in Germany were a negative foreign currency exchange translations impact and declines in Playboy and adidas. Net revenues in the regional export business increased driven by incremental net revenues from the Bourjois acquisition. Excluding this impact, net revenues in the regional export business decreased due to Calvin Klein, partially offset by adidas. Net revenues increased in the U.K. driven by incremental net revenues from the Bourjois acquisition. Excluding the Bourjois acquisition, net revenues in the U.K. decreased primarily due to a negative foreign currency exchange translations impact and declines in Calvin Klein and adidas. Excluding the negative foreign currency exchange translations impact of 4% and the impact of the Bourjois acquisition of 11%, net revenues in EMEA increased 4%.
Asia Pacific
In the three months ended March 31, 2016, net revenues in Asia Pacific decreased 2%, or $2.4, to $117.1 from $119.5 in the three months ended March 31, 2015. The declines in the region reflects net revenues declines in Southeast Asia and Australia, partially offset by growth in the regional export business, Japan, and the regional travel retail business. Net revenues in Southeast Asia decreased primarily due to declines in Calvin Klein, partially offset by incremental net revenues from the launch of Calvin Klein ck2. Net revenues in Australia decreased due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Australia increased driven by growth from Rimmel and Marc Jacobs partially offset by weakness in celebrity brands in the mass and prestige retail channels, in part due to brands that are later in their lifecycles. Net revenues in the regional export business increased as a result of incremental net revenues from the Bourjois acquisition. Excluding this impact, net revenues in the regional export business in the three months ended March 31, 2016 were comparable to the three months ended March 31, 2015. Net revenues in Japan increased primarily driven by strong growth in Calvin Klein. Net revenues in the regional travel retail business reflected growth in Fragrances, as Beckham, Davidoff, and incremental net revenues from the launch of the Miu Miu brand were partially offset by weakness in Calvin Klein. Net revenues in China were adversely impacted by the discontinuation of the TJoy brand. Excluding this impact, net revenues in China increased driven by strong growth in Calvin Klein, Marc Jacobs as well as adidas, in part due to our mass business reorganization, partially offset by a negative foreign currency exchange translations impact. Excluding the negative impacts of foreign currency exchange translations of 4% and the discontinuation of the TJoy brand of 6% as well as the positive impact of the Bourjois acquisition of 2%, net revenues in Asia Pacific increased 6%.
COST OF SALES
In the three months ended March 31, 2016, cost of sales increased 5%, or $17.2, to $369.0 from $351.8 in the three months ended March 31, 2015. Cost of sales as a percentage of net revenues increased to 38.8% in the three months ended March 31, 2016 from 37.7% in the three months ended March 31, 2015, resulting in a gross margin decline of approximately 110 basis points. The cost of sales includes one-time items, such as a negative impact from the Brazilian Beauty Business acquisition, primarily reflecting revaluation of acquired inventory in the three months ended March 31, 2016, and a positive impact from refinement of estimates related to the China Optimization in the three months ended March 31, 2015. Excluding one-time items in cost of sales, gross margin in the three months ended March 31, 2016 improved approximately 20 basis points, including the negative mix impact of approximately 50 basis points from the addition of the Brazilian Beauty Business. The improvement primarily reflects a positive impact from a lower level of promotional and discounted pricing activities, reported in net revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2016, selling, general and administrative expenses increased 11%, or $49.2, to $494.2 from $445.0 in the three months ended March 31, 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 52.0% in the three months ended March 31, 2016 from 47.7% in the three months ended March 31, 2015. Selling, general and administrative expenses may include business realignment costs, share-based compensation expense adjustment, China Optimization costs and real estate consolidation program costs. See “Adjusted Operating Income.” Excluding these items, selling, general and administrative expenses increased 7%, or $31.8, to $484.5 from $452.7 in the three months ended March 31, 2015, increasing as a percentage of net revenues to 51.0% from 48.8%. This increase of approximately 220 basis points primarily reflects approximately 110 basis points related to share-based compensation expenses primarily reflecting a higher level of options exercises in the three months ended March 31, 2016 and higher forfeitures in the three months ended March 31, 2015, approximately 30 basis points related to higher administrative costs, and approximately 10 basis points related to higher advertising and consumer promotion spending as well as the transactional impact from our exposure to foreign currency exchange fluctuations. Advertising and consumer promotion expense increased reflecting our focus on investing in consumer-facing media spend and incremental expenses related to the Bourjois acquisition, partially offset by a reduction in non-strategic spend and favorable foreign exchange translations impact. Administrative costs increased in the three months ended March 31, 2016 as cost controls, including savings from the Organizational Redesign, and favorable foreign exchange translations impact were more than offset by added costs related to acquisitions.
OPERATING INCOME
In the three months ended March 31, 2016, operating income decreased 80%, or $91.7, to $23.0 from $114.7 in the three months ended March 31, 2015. Operating margin, or operating income as a percentage of net revenues, decreased to 2.4% of net revenues in the three months ended March 31, 2016 as compared to 12.3% in the three months ended March 31, 2015. This margin decline of approximately 990 basis points reflects approximately 430 basis points related to higher selling, general and administrative expenses, approximately 390 basis points related to higher acquisition-related costs, approximately 110 basis points related to higher cost of sales, approximately 30 basis points related to higher amortization expense, and approximately 30 basis points related to higher restructuring expenses.
Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2016	2015	Change %
OPERATING INCOME (LOSS)
Fragrances	$31.4	$59.0	(47%)
Color Cosmetics	47.8	39.3	22%
Skin & Body Care	9.1	21.8	(58%)
Brazil Acquisition	(6.6)	—	N/A
Corporate	(58.7)	(5.4)	<(100%)
Total	23.0	114.7	(80%)

Fragrances
In the three months ended March 31, 2016, operating income for Fragrances decreased 47%, or $27.6, to $31.4 from $59.0 in the three months ended March 31, 2015. Operating margin decreased to 7.6% of net revenues in the three months ended March 31, 2016 as compared to 13.7% in the three months ended March 31, 2015, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues, in part reflecting increased investment in our brands, and higher cost of sales as a percentage of net revenues, partially offset by a lower level of promotional and discounted pricing activities.
Color Cosmetics
In the three months ended March 31, 2016, operating income for Color Cosmetics increased 22%, or $8.5, to $47.8 from $39.3 in the three months ended March 31, 2015. Operating margin increased to 12.8% of net revenues in the three months ended March 31, 2016 as compared to 11.7% in the three months ended March 31, 2015, reflecting lower cost of sales as a percentage of net revenues, partially offset by higher selling, general and administrative expenses and amortization expense as percentages of net revenues.
Skin & Body Care
In the three months ended March 31, 2016, operating income for Skin & Body Care decreased 58%, or $12.7, to $9.1 from $21.8 in the three months ended March 31, 2015. Operating income in the three months ended March 31, 2015 includes $19.4 of income related to China Optimization. See “China Optimization”.
Excluding the impact of China Optimization, operating income for Skin & Body Care increased $6.7, to $9.1 from $2.4 in the three months ended March 31, 2015. Operating margin increased to 6.2% of net revenues in the three months ended March 31, 2016 as compared to 1.5% in the three months ended March 31, 2015, primarily reflecting lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales and amortization expense as percentages of net revenues.
Brazil Acquisition
In the three months ended March 31, 2016, operating loss for the Brazilian Beauty Business was $6.6.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2016, operating loss for Corporate was $58.7 compared to $5.4 in the three months ended March 31, 2015, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended March 31,
(in millions)	2016	2015	Change %
Reported Operating income	$23.0	$114.7	(80%)
% of Net revenues	2.4%	12.3%
Costs related to acquisition activities	42.4	0.3	>100%
Restructuring and other business realignment costs	15.3	7.7	99%
Share-based compensation expense adjustment	1.0	(2.2)	>100%
China Optimization	—	(19.6)	100%
Total adjustments to reported Operating income	58.7	(13.8)	>100%
Adjusted Operating income	$81.7	$100.9	(19%)
% of Net revenues	8.6%	10.9%
In the three months ended March 31, 2016, Adjusted Operating Income decreased 19%, or $19.2, to $81.7 from $100.9 in the three months ended March 31, 2015. Adjusted operating margin decreased to 8.6% of net revenues in the three months ended March 31, 2016 as compared to 10.9% in the three months ended March 31, 2015, primarily reflecting higher selling, general and administrative expenses of approximately 220 basis points, as described in “Selling, General and Administrative Expenses,” and amortization expense of approximately 30 basis points in connection with acquisitions, partially offset by lower cost of sales of approximately 20 basis points as described under “Cost of Sales”. Excluding the foreign currency exchange translations impact, Adjusted Operating Income decreased 18%.
Costs Related to Acquisition Activities
In the three months ended March 31, 2016, we incurred $42.4 of costs related to acquisition activities. We recognized Acquisition-related costs of $37.0, included in the Condensed Consolidated Statements of Operations. These costs may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. We also incurred $5.4 of costs primarily reflecting revaluation of acquired inventory in connection with the Brazilian Beauty Business acquisition, included in Cost of sales in the Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2015, we incurred Acquisition-related costs of $0.3 associated with the Bourjois acquisition, included in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
In the three months ended March 31, 2016, we incurred restructuring and other business structure realignment costs of $15.3, as follows:

•	We incurred Restructuring costs of $6.6 primarily related to Organizational Redesign and Acquisition Integration Program costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $8.7 primarily related to our Organizational Redesign and the 2013 Productivity Program, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2015, we incurred restructuring and other business structure realignment costs of $7.7, as follows:

•
We incurred Restructuring costs of $4.3 primarily related to Organizational Redesign, included in the Condensed Consolidated Statements of Operations. These costs exclude $0.4 of income related to the refinement of estimates associated with China Optimization. See “China Optimization.”

•
We incurred business structure realignment costs of $3.4 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Share-Based Compensation Adjustment
Share-based compensation expense (income) adjustment included in the calculation of Adjusted Operating Income was $1.0 of expense and $(2.2) of income in the three months ended March 31, 2016 and 2015, respectively. The increase in the share-based compensation expense adjustment primarily reflects higher forfeitures in the three months ended March 31, 2015.
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
China Optimization
In the three months ended March 31, 2016, we did not incur any costs related to China Optimization.
In the three months ended March 31, 2015, we incurred income of $19.6 related to China Optimization, of which $8.9, $6.4, $3.9, and $0.4 were recorded in Selling, general, and administrative expenses, Net revenues, Cost of sales and Restructuring costs, included in the Condensed Consolidated Statements of Operations, respectively. Income of $11.5 was restructuring related, primarily consisting of $5.3 due to the gain on sale of a facility and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $8.1 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the sale of the TJoy brand and supporting production facility to a single buyer at the beginning of the third quarter, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $19.4 and $0.4 related to China Optimization was reported in the Skin & Body Care segment and Corporate, respectively, and costs of $0.2 related to China Optimization were reported in the Color Cosmetics segment.
INTEREST EXPENSE, NET
In the three months ended March 31, 2016, interest expense, net was $25.1 as compared with $17.6 in the three months ended March 31, 2015. This increase is primarily due to higher average debt balances at increased interest rates and increased deferred financing costs, partially offset by the impact of foreign exchange.
OTHER EXPENSE (INCOME), NET
We incurred $6.6 of expense and $(0.5) of income in the three months ended March 31, 2016 and 2015, respectively. The increase in other expense primarily reflects $5.4 losses on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazilian Beauty Business acquisition and $0.8 of expenses related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2016 and 2015 was (133.3%) and 15.8% respectively. The effective tax rate for the current year period includes the impact of U.S. losses with minimal tax benefits, the decrease in the accrual for unrecognized tax benefits, audit settlements and the expiration of a foreign statute of limitations. The effective tax rate from the prior year period included the positive impacts associated with decrease in the accrual for unrecognized tax benefits, the expiration of a foreign statute of limitations, partially offset by the negative impact of the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations and excess U.S. net deferred tax assets that cannot be recognized.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (Loss) income before income taxes	$(8.7)	$11.6	(133.3%)	$97.6	$15.4	15.8%
Adjustments to reported Operating income (a)	58.7	1.9		(13.8)	(1.9)
Other adjustments (b)	1.6	0.1		—	—
Adjusted Income before income taxes	$51.6	$13.6	26.4%	$83.8	$13.5	16.1%

(a)	See the reconciliation of reported operating income to Adjusted Operating Income under “Adjusted Operating Income.”

(b)	See the reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc. under “Net (Loss) Income Attributable to Coty Inc.”
The adjusted effective tax rate was 26.4% compared to 16.1% in the prior-year period. The difference was primarily due to the net impact of audit settlements in the current period.  Cash paid during the quarter for income taxes of $29.4 and $39.8, represents 57.0% and 47.5% of Adjusted income before income taxes for the three months ended March 31, 2016 and 2015, respectively.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.

Net loss attributable to Coty Inc. is $26.8 in the three months ended March 31, 2016 as compared to income of $75.5 in the three months ended March 31, 2015. This change primarily reflects lower operating income, higher interest expense and losses on foreign currency contracts and higher income taxes in the three months ended March 31, 2016.
We believe that Adjusted Net (Loss) Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2016	2015	Change %
Reported Net (loss) income attributable to Coty Inc.	$(26.8)	$75.5	<(100%)
% of Net revenues	(2.8%)	8.1%
Adjustments to reported Operating income (a)	58.7	(13.8)	>100%
Adjustments to Other expense (b)	6.2	—	N/A
Adjustments to Interest expense (c)	(4.6)	—	N/A
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(2.0)	1.9	<(100%)
Adjusted Net income attributable to Coty Inc.	$31.5	$63.6	(50%)
% of Net revenues	3.3%	6.9%
Per Share Data
Adjusted weighted-average common shares
Basic	337.9	344.7
Diluted	346.0	354.8
Adjusted Net income attributable to Coty Inc. per common share
Basic	$0.09	$0.18
Diluted	0.09	0.18

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income.”

(b)
In the three months ended March 31, 2016, we incurred losses of $5.4 on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazilian Beauty Business acquisition and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary, included in Other expense (income), net in the Condensed Consolidation Statements of Operations.

(c)
The amount primarily represents a net gain of $4.6 on the revaluation of intercompany loans used to facilitate payments to Hypermarcas S.A. for the Brazilian Beauty Business acquisition, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2015
NET REVENUES
In the nine months ended March 31, 2016, net revenues decreased 3%, or $102.2, to $3,273.5 from $3,375.7 in the nine months ended March 31, 2015. The decrease was the result of a negative foreign currency exchange translations impact of 7%, partially offset by an increase in unit volume of 4%. In the three months ended March 31, 2016, we completed the acquisition of the Brazilian Beauty Business, which positively affected our net revenues in Americas, with an immaterial impact to total net revenues. In the three months ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”). The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). Excluding the impacts of the Brazilian Beauty Business acquisition, the Bourjois acquisition, the discontinuation of the TJoy brand and foreign currency exchange translations, total net revenues in the nine months ended March 31, 2016 decreased 1% reflecting a unit volume decline of 4%, partially offset by a positive price and mix impact of 3%.
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2016	2015	Change %
NET REVENUES
Fragrances	$1,590.5	$1,763.9	(10%)
Color Cosmetics	1,140.0	1,021.2	12%
Skin & Body Care	528.7	590.6	(10%)
Brazil Acquisition	14.3	—	N/A
Total	$3,273.5	$3,375.7	(3%)
Fragrances
In the nine months ended March 31, 2016, net revenues of Fragrances decreased 10%, or $173.4, to $1,590.5 from $1,763.9 in the nine months ended March 31, 2015. The decline in net revenues reflects a decrease in unit volume of 6% and a negative foreign currency exchange translations impact of 6%, partially offset by a positive price and mix impact of 2%. The decrease in the segment primarily reflects lower net revenues from celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization on lower-volume product lines and non-strategic distribution channels. In addition, mass fragrances have been adversely impacted by a negative market trend in the nine months ended March 31, 2016. Also contributing to the segment declines were lower net revenues in Calvin Klein, Davidoff, and Chloé, partially offset by incremental net revenues from the launches of Marc Jacobs Decadence and Miu Miu fragrance as well as growth in Nautica. Lower net revenues in Calvin Klein and Davidoff reflect declines in existing product lines and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the launches of Calvin Klein Eternity Now, Calvin Klein Euphoria Essence, Calvin Klein ck2, Davidoff Horizon and Davidoff Cool Water Limited Edition. Chloé net revenues reflect declines in existing product lines, a lower level of launch activity in the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 as well as a negative foreign currency exchange translations impact. Partially offsetting net revenues declines in the segment was growth from Marc Jacobs. New launches such as Marc Jacobs Decadence and Marc Jacobs Splash drove the net revenues growth in the brand, partially offset by declines in existing product lines and a negative foreign currency exchange translations impact. The positive price and mix impact for the segment primarily reflects higher relative volume of high-priced products such as Marc Jacobs and Miu Miu products, lower relative volume of lower-priced celebrity and lifestyle products, and a lower level of promotional and discounted pricing activities.
Color Cosmetics
In the nine months ended March 31, 2016, net revenues of Color Cosmetics increased 12%, or $118.8, to $1,140.0 from $1,021.2 in the nine months ended March 31, 2015 reflecting an increase in unit volume of 6% and a positive price and mix impact of 13%, partially offset by a negative foreign currency exchange translations impact of 7%. The Bourjois acquisition positively impacted net revenues by 14%, generating 10% of the unit volume increase and a positive 5% price and mix impact, partially offset by a negative 1% foreign currency exchange translations impact. Excluding the impact from the Bourjois acquisition, Color Cosmetics net revenues decreased 2% reflecting lower net revenues from N.Y.C. New York Color, OPI, and Rimmel, partially offset by growth in Sally Hansen net revenues. N.Y.C. New York Color net revenues declined as incremental net revenues from new launches did not offset declines in existing product lines in the U.S. OPI net revenues decreased due to declines in lacquer products in the U.S., including Nicole by OPI, and a negative foreign currency exchange translations impact. Partially offsetting declines in OPI were incremental net revenues from product launches such as OPI Infinite Shine and the OPI Hello Kitty collection and growth in the Asia Pacific region. Rimmel net revenues declined reflecting a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Rimmel increased primarily driven by launches such as Rimmel the Only 1 lipstick and Rimmel Supercurler mascara partially offset by declines in existing product lines. Sally Hansen net revenues increased primarily driven by the continued success of Sally Hansen Miracle Gel, reflecting an enhanced product offering as well as the introduction of Sally Hansen Miracle Gel in EMEA. However, net revenues of Sally Hansen have been impacted by the negative U.S. retail nail market trend in the six months ended March 31, 2016. Excluding the impact to net revenues from the Bourjois acquisition and the negative impact of foreign currency exchange translations impact, net revenues for Color Cosmetics increased 4% reflecting a positive price and mix impact of 8% partially offset by a decrease in unit volume of 4%. The positive price and mix impact primarily reflects lower relative volumes of lower-priced products, such as the N.Y.C. New York Color brand, higher relative volumes of higher-priced products, such as Sally Hansen Miracle Gel and the OPI Hello Kitty collection, and a lower level of promotional and discounted pricing activities.
Skin & Body Care
In the nine months ended March 31, 2016, net revenues of Skin & Body Care decreased 10%, or $61.9, to $528.7 from $590.6 in the nine months ended March 31, 2015. The net revenues decrease was primarily the result of a negative foreign currency exchange translations impact of 7%, a decrease in unit volume of 2%, and a negative price and mix impact of 1%. The discontinuation of the TJoy brand had a 1% negative impact on net revenues reflecting a 1% unit volume decline. Excluding the discontinuation of the TJoy brand, Skin & Body Care net revenues decreased 9% reflecting declines in all brands. Lower net revenues from Playboy were due to declines in existing product lines and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the launch of the Playboy Play It Wild franchise. adidas net revenues were adversely impacted by a foreign currency exchange translations impact. Excluding this impact, adidas net revenues increased reflecting growth in EMEA, in part due to launches of adidas UEFA Champions League Edition, adidas toiletry products, and the adidas Born Original franchise, partially offset by declines in Brazil. Net revenues for adidas also increased in Asia Pacific reflecting the positive result from our mass business reorganization in China. Lower net revenues from philosophy in part reflects a reduction in promotional activity at a key U.S. customer as well as a foreign currency exchange translations impact. Lower net revenues from Lancaster primarily reflects a negative foreign currency exchange translations impact. Excluding the negative foreign currency exchange translations impact of 7% and the impact from the discontinuation of the TJoy brand of 1%, Skin & Body Care net revenues decreased 2% reflecting a decrease in unit volume of 1% and a negative price and mix impact of 1%. The negative price and mix impact primarily reflects higher relative volumes of lower-priced adidas products.
Brazil Acquisition
In the nine months ended March 31, 2016, net revenues for the Brazilian Beauty Business were $14.3.
Net Revenues by Geographic Regions
In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Nine Months Ended March 31,
(in millions)	2016	2015	Change %
NET REVENUES
Americas	$1,208.8	$1,291.0	(6%)
EMEA	1,669.6	1,668.9	—%
Asia Pacific	395.1	415.8	(5%)
Total	$3,273.5	$3,375.7	(3%)
Americas
In the nine months ended March 31, 2016, net revenues in the Americas decreased 6%, or $82.2, to $1,208.8 from $1,291.0 in the nine months ended March 31, 2015. The decline in the region reflects lower net revenues in the U.S., Canada, Latin America, and the regional travel retail business. Lower net revenues in the U.S. were primarily due to celebrity and lifestyle fragrance brands in the mass retail channel, in part due to brands that are later in their lifecycles, as well as OPI, Calvin Klein and N.Y.C. New York Color. In addition, mass fragrances in the U.S. have been adversely impacted by a negative market trend mentioned in the “Fragrances” discussion above. Partially offsetting the net revenues decline in the U.S. were higher net revenues from Sally Hansen and Marc Jacobs. Net revenues in Canada decreased due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Canada increased driven by growth in Rimmel and Marc Jacobs, partially offset by declines in Sally Hansen. Net revenues in the Latin America region decreased due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Latin America increased primarily reflecting incremental net revenues from the Brazilian Beauty Business acquisition and strong growth in Color Cosmetics, particularly in Argentina. Net revenues decreased in the regional travel retail business reflecting declines in Fragrances, primarily in Calvin Klein, in part reflecting economic slowdown and currency devaluations in the region. Excluding the positive impact from the Brazilian Beauty Business acquisition of 1% and a negative foreign currency exchange translations impact of 2%, net revenues in the Americas decreased 5%.
EMEA
EMEA net revenues of $1,669.6 for the nine months ended March 31, 2016 were comparable with the nine months ended March 31, 2015 as increases in the regional export business, the Middle East and Southern Europe were offset by declines in Germany, the U.K., our travel retail business, Eastern Europe, and the Netherlands. Net revenues growth in the regional export business was primarily driven by incremental net revenues from the Bourjois acquisition as well as growth from the Fragrances segment and adidas. Net revenues in the Middle East increased reflecting incremental net revenues from the Bourjois acquisition, a benefit from the conversion from a distributor to subsidiary distribution model, and growth in Rimmel. Net revenues in Southern Europe increased primarily driven by incremental net revenues from the Bourjois acquisition and growth in Fragrances, partially offset by declines in Playboy and a negative foreign exchange translations impact. Offsetting net revenues growth in the region were declines in Germany due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Germany increased primarily driven by strong growth in Color Cosmetics, particularly Rimmel and Sally Hansen. Net revenues in the U.K. decreased due to weakness in Fragrances and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the Bourjois acquisition as well as growth in Rimmel and OPI. Net revenues declined in our travel retail business primarily due to Fragrances, in part due to a negative foreign exchange transactions impact. Net revenues in the Eastern Europe region decreased due to a negative foreign currency exchange translations impact. Excluding this impact, Eastern Europe net revenues increased primarily driven by incremental net revenues from the Bourjois acquisition as well as growth in the Color Cosmetics segment and Calvin Klein. Net revenues in the Netherlands decreased primarily due to a negative foreign currency exchange translations impact as well as weakness in Fragrances, partially offset by strong net revenue growth from adidas and incremental net revenues from the Bourjois acquisition. Excluding the negative foreign currency exchange translations impact of 9% and the positive impact from the Bourjois acquisition of 9%, net revenues in EMEA for the nine months ended March 31, 2016 were comparable with the nine months ended March 31, 2015.
Asia Pacific
In the nine months ended March 31, 2016, net revenues in Asia Pacific decreased 5%, or $20.7, to $395.1 from $415.8 in the nine months ended March 31, 2015. The decline in the region reflects lower net revenues in China, Australia, and Southeast Asia, partially offset by the regional export business and Japan. Lower net revenues in China reflect the discontinuation of the TJoy brand and declines in Fragrances, in part due to different timing of orders, partially offset by strong growth in adidas resulting from our mass business reorganization in China. Net revenues in Australia were adversely affected by a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Australia increased primarily driven by growth in Calvin Klein and Rimmel. Net revenues in Southeast Asia decreased due to a foreign exchange translations impact. Excluding this impact, net revenues in Southeast Asia increased driven by growth in Calvin Klein and OPI partially offset by net revenues declines in Davidoff. Partially offsetting declines in the region was net revenues growth in the regional export business reflecting growth from Fragrances and incremental net revenues from the Bourjois acquisition. Net revenues in Japan increased driven by strong growth in Calvin Klein and incremental net revenues from the launch of the Miu Miu fragrance, partially offset by a negative foreign exchange translations impact. Excluding the negative impacts of foreign currency exchange translations of 8% and the discontinuation of the TJoy brand of 2% as well as the positive impact of the Bourjois acquisition of 1%, net revenues in Asia Pacific increased 4%.
COST OF SALES
In the nine months ended March 31, 2016, cost of sales decreased 5%, or $62.5, to $1,280.4 from $1,342.9 in the nine months ended March 31, 2015. Cost of sales as a percentage of net revenues decreased to 39.1% in the nine months ended March 31, 2016 from 39.8% in the nine months ended March 31, 2015, resulting in a gross margin improvement of approximately 70 basis points. Cost of sales includes one-time items, such as the negative impacts of the Brazilian Beauty Business acquisition, primarily reflecting revaluation of acquired inventory in the nine months ended March 31, 2016, and the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market and China Optimization in the nine months ended March 31, 2015. Excluding one-time items in cost of sales, gross margin improved approximately 110 basis points, including the negative mix impact of approximately 10 basis points from the addition of the Brazilian Beauty Business, primarily reflecting a positive impact from a lower level of promotional and discounted pricing activity, reported in net revenues, and continued contribution from our supply chain savings program, reported in cost of sales.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2016, selling, general and administrative expenses of $1,493.9 were comparable with the nine months ended March 31, 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 45.6% in the nine months ended March 31, 2016 from 44.5% in the nine months ended March 31, 2015. Selling, general and administrative expenses may include business realignment costs, share-based compensation expense adjustment, China Optimization costs and real estate consolidation program costs. See “Adjusted Operating Income.” Excluding these items described above, selling, general and administrative expenses decreased 2%, or $28.3, to $1,473.4 from $1,501.7 in the nine months ended March 31, 2015 and increased as a percentage of net revenues to 45.0% from 44.6%. This increase of approximately 40 basis points primarily reflects higher share-based compensation expenses of approximately 50 basis points related to higher forfeitures in the nine months ended March 31, 2015 and a higher level of options exercises in the nine months ended March 31, 2016 as well as the transactional impact from our exposure to foreign currency exchange fluctuations. Partially offsetting the increase in selling, general, and administrative expenses as a percentage of net revenues are approximately 40 basis points related to lower advertising and consumer promotion spending and approximately 10 basis points related to lower administrative costs in the nine months ended March 31, 2016. Advertising and consumer promotion expense decreased due to a reduction in non-strategic spending and a positive foreign exchange translations impact, which enabled us to increase investment in consumer-facing media and absorb added costs related to the Bourjois acquisition. Despite added costs related to acquisitions, administrative costs decreased primarily reflecting a positive foreign exchange translations impact and savings from our Organizational Redesign.
OPERATING INCOME
In the nine months ended March 31, 2016, operating income decreased 39%, or $161.4 to $257.1 from $418.5 in the nine months ended March 31, 2015. Operating margin, or operating income as a percentage of net revenues, decreased to 7.9% in the nine months ended March 31, 2016 as compared to 12.4% in the nine months ended March 31, 2015. This margin decline of approximately 450 basis points reflects approximately 300 basis points related to higher acquisition-related costs, approximately 110 basis points related to higher selling, general and administrative expenses, approximately 70 basis points related to higher restructuring expenses, approximately 20 basis points related to asset impairment charges in the nine months ended March 31, 2016, and approximately 20 basis points related to higher amortization expense, partially offset by approximately 70 basis points related to lower cost of sales.
Operating Income by Segment

	Nine Months Ended March 31,
(in millions)	2016	2015	Change %
OPERATING INCOME (LOSS)
Fragrances	$269.0	$325.0	(17%)
Color Cosmetics	163.9	121.8	35%
Skin & Body Care	43.4	40.6	7%
Brazil Acquisition	(6.6)	—	N/A
Corporate	(212.6)	(68.9)	<(100%)
Total	257.1	418.5	(39%)
Fragrances
In the nine months ended March 31, 2016, operating income for Fragrances decreased 17%, or $56.0, to $269.0 from $325.0 in the nine months ended March 31, 2015. Operating margin decreased to 16.9% of net revenues in the nine months ended March 31, 2016 as compared to 18.4% in the nine months ended March 31, 2015, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues, in part reflecting increased investment in our brands, and higher cost of sales as a percentage of net revenues, partially offset by lower level of promotional and discounted pricing activities.
Color Cosmetics
In the nine months ended March 31, 2016, operating income for Color Cosmetics increased 35%, or $42.1, to $163.9 from $121.8 in the nine months ended March 31, 2015. Operating margin increased to 14.4% of net revenues in the nine months ended March 31, 2016 as compared to 11.9% in the nine months ended March 31, 2015, primarily reflecting lower cost of sales as a percentage of net revenues, in part due to a lower level of promotional and discounted pricing activities, partially offset by higher selling, general and administrative expenses and amortization expense as percentages of net revenues.
Skin & Body Care
In the nine months ended March 31, 2016, operating income for Skin & Body Care increased 7%, or $2.8, to $43.4 from $40.6 in the nine months ended March 31, 2015. Operating income in the nine months ended March 31, 2015 includes charges of $17.7 related to China Optimization. See “China Optimization”.
Excluding charges related to China Optimization, operating income increased $20.5, to $43.4 from $22.9 in the nine months ended March 31, 2016. Operating margin increased to 8.2% of net revenues in the nine months ended March 31, 2016 as compared to 3.9% in the nine months ended March 31, 2015, driven by lower selling, general and administrative expenses, lower cost of sales and lower amortization expense as percentages of net revenues.
Brazil Acquisition
In the nine months ended March 31, 2016, operating loss for the Brazilian Beauty Business was $6.6.
Corporate

Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2016, operating loss for Corporate was $212.6 compared to $68.9 in the nine months ended March 31, 2015, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Nine Months Ended March 31,
(in millions)	2016	2015	Change %
Reported Operating income	$257.1	$418.5	(39%)
% of Net revenues	7.9%	12.4%
Costs related to acquisition activities	107.3	5.3	>100%
Restructuring and other business realignment costs	98.5	64.2	53%
Asset impairment charges	5.5	—	N/A
Share-based compensation expense adjustment	1.3	0.6	>100%
China Optimization	—	(19.0)	100%
Real estate consolidation program costs	—	(0.7)	100%
Total adjustments to reported Operating income	212.6	50.4	>100%
Adjusted Operating income	$469.7	$468.9	—%
% of Net revenues	14.3%	13.9%
Adjusted Operating Income in the nine months ended March 31, 2016 was comparable to Adjusted Operating Income in the nine months ended March 31, 2015. Adjusted operating margin increased to 14.3% of net revenues in the nine months ended March 31, 2016 as compared to 13.9% in the nine months ended March 31, 2015, driven by approximately 110 basis points related to lower cost of sales as described in “Cost of Sales”, partially offset by approximately 70 basis points related to higher selling, general and administrative expenses as described under “Selling, General and Administrative Expenses” and higher amortization expense due to acquisitions. Excluding the foreign currency exchange translations impact, Adjusted Operating Income increased 7%.
Costs Related to Acquisition Activities
In the nine months ended March 31, 2016, we incurred $107.3 of costs related to acquisition activities. We recognized Acquisition-related costs of $98.3, included in the Condensed Consolidated Statements of Operations. These costs may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. We also incurred $9.0 of costs primarily reflecting revaluation of acquired inventory in connection with the Brazilian Beauty Business and Bourjois acquisitions, included in Cost of sales in the Condensed Consolidated Statements of Operations.
In the nine months ended March 31, 2015, we incurred $5.3 related to revaluation of acquired inventory of $3.4, included in Cost of sales in the Condensed Consolidated Statements of Operations and Acquisition-related costs incurred in connection with the Bourjois acquisition of $1.9, included in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
In the first quarter of fiscal 2016, our Board of Directors approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand. Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017. We anticipate the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. We have incurred $62.3 of restructuring costs life-to-date as of March 31, 2016, which are recorded in Corporate. We currently estimate that the total remaining accrual of $50.4 will result in cash expenditures of approximately $2.7, $35.7 and 12.0 in fiscal 2016, 2017 and 2018 respectively.

In the nine months ended March 31, 2016, we incurred restructuring and other business structure realignment costs of $98.5, as follows:

•	We incurred Restructuring costs of $79.3 primarily related to the Acquisition Integration Program and Organizational Redesign, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $19.2 primarily related to our Organizational Redesign and the 2013 Productivity Program, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the nine months ended March 31, 2015, we incurred restructuring and other business structure realignment costs of $64.2, as follows:

•
We incurred Restructuring costs of $56.9 primarily related to Organizational Redesign, included in the Condensed Consolidated Statements of Operations. These costs exclude $0.5 of income related to the refinement of estimates associated with China Optimization. See “China Optimization.”

•
We incurred business structure realignment costs of $7.3 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Asset Impairment Charges
In the nine months ended March 31, 2016, asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.
In the nine months ended March 31, 2015, we did not incur any asset impairment charges.
Share-Based Compensation Adjustment
Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $1.3 and $0.6 in the nine months ended March 31, 2016 and 2015, respectively. The increase in the share-based compensation expense adjustment primarily reflects higher forfeitures in the nine months ended March 31, 2015.
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
China Optimization
In the nine months ended March 31, 2016, we did not incur any costs related to China Optimization.
In the nine months ended March 31, 2015, we incurred income of $19.0 related to China Optimization, of which $8.4, $7.1, $3.0, and $0.5 were recorded in Selling, general, and administrative expenses, Net revenues, Cost of sales and Restructuring costs in the Condensed Consolidated Statements of Operations, respectively. Income of $11.5 was restructuring related, primarily consisting of $5.3 due to the gain on sale of a facility and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $7.5 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the sale of the TJoy brand and supporting production facility to a single buyer in the three months ended March 31, 2015, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $17.7, $0.8 and $0.5 related to China Optimization was reported in the Skin & Body Care segment, Color Cosmetics segment and Corporate, respectively.
Real Estate Consolidation Program Costs
In the nine months ended March 31, 2016, we did not incur any real estate consolidation program costs.
In the nine months ended March 31, 2015, we incurred $0.7 of income related to refinement of lease loss expense estimates in connection with the consolidation of real estate in New York, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all real estate consolidation program costs were reported in Corporate.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2016, interest expense, net was $55.7 as compared with $56.3 in the nine months ended March 31, 2015. This decrease is due in part to a one-time net derivative gain of $11.1 related to foreign currency forward contracts to facilitate debt refinancing and a foreign currency net gain of $2.0 in connection with the acquisition of the Brazilian Beauty Business and subsequent intercompany loans.  Excluding these items, interest expense increased primarily due to higher interest rates and increased deferred financing costs, partially offset by the impact of foreign exchange.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In the nine months ended March 31, 2016, we incurred $3.1 related to the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities.
In the nine months ended March 31, 2015, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Series A notes due June 2017, Series B notes due June 2020, and Series C notes due June 2022.
OTHER EXPENSE (INCOME), NET
We incurred $30.4 of expense and $(0.2) of income in the nine months ended March 31, 2016 and 2015, respectively. The other expense primarily reflects $29.6 of losses on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazilian Beauty Business acquisition and $0.8 of expenses related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2016 and 2015 was (25.3)% and 14.5%, respectively. The effective tax rate for the nine months ended March 31, 2016 includes the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.  The effective income tax rate for the nine months ended March 31, 2015 includes the net impact of favorable tax audit resolutions in multiple jurisdictions, partially offset by the negative impact of the tax expense associated with the planned intercompany transfer of certain license agreements substantially utilized in our foreign operations.
During first quarter of fiscal year 2016, we reached final settlement with the IRS in connection with the 2004-2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, we recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income before income taxes	$167.9	$(42.5)	(25.3%)	$273.6	$39.8	14.5%
Adjustments to reported Operating income (a)	212.6	30.9		50.4	7.1
Other adjustments (b)	20.4	3.0		88.8	12.6
Adjusted Income before income taxes	$400.9	$(8.6)	(2.1%)	$412.8	$59.5	14.4%

(a)	See the reconciliation of reported operating income to Adjusted Operating Income under “Adjusted Operating Income.”

(b)	See the reconciliation of Reported Net Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc. under “Net Income Attributable to Coty Inc.”

The adjusted effective tax rate was (2.1)% compared to 14.4% in the prior-year period. The differences were primarily due the net impact of the settlements with the IRS and of a tax audit in a foreign jurisdiction in the current period. Cash paid during the nine months ended March 31, 2016 and 2015, for income taxes of $89.0 and $83.2, represents 22.2% and 20.2% of Adjusted income before income taxes for the nine months ended, respectively.
NET INCOME ATTRIBUTABLE TO COTY INC.
In the nine months ended March 31, 2016, net income attributable to Coty Inc. decreased $23.6, to $187.9, from $211.5 in the nine months ended March 31, 2015. This decrease primarily reflects lower operating income and losses on foreign currency contracts in the nine months ended March 31, 2016, partially offset by the aforementioned tax benefit for the settlement with the IRS in the nine months ended March 31, 2016 and losses on early extinguishment of debt in the nine months ended March 31, 2015.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2016	2015	Change %
Reported Net income attributable to Coty Inc.	$187.9	$211.5	(11%)
% of Net revenues	5.7%	6.3%
Adjustments to reported Operating income (a)	212.6	50.4	>100%
Adjustments to Other expense (b)	30.4	—	N/A
Loss on early extinguishment of debt (c)	3.1	88.8	(97%)
Adjustments to Interest expense (d)	(13.1)	—	N/A
Adjustments to noncontrolling Interest expense(e)	—	(1.2)	100%
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(33.9)	(19.7)	(72%)
Adjusted Net income attributable to Coty Inc.	$387.0	$329.8	17%
% of Net revenues	11.8%	9.8%
Per Share Data
Adjusted weighted-average common shares
Basic	347.8	350.9
Diluted	356.9	360.7
Adjusted Net income attributable to Coty Inc. per common share
Basic	$1.11	$0.94
Diluted	1.08	0.91

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the nine months ended March 31, 2016, we incurred losses of $29.6 on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazilian Beauty Business acquisition and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary, included in Other expense (income), net in the Condensed Consolidation Statements of Operations.

(c)
In the nine months ended March 31, 2016, the amount represents the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities, included in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations. In the nine months ended March 31, 2015, the loss on early extinguishment of debt associated with the repurchase of our previously existing Senior Notes is included in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(d)
The amount primarily represents one-time gains of $11.1 on short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated portion of the Term Loan B Facility and a net gain of $2.0 on the revaluation of intercompany loans including the impact of derivative contracts used to hedge intercompany loans to facilitate payments to Hypermarcas S.A for the Brazilian Beauty Business acquisition, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

(e)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion from a distributor to subsidiary distribution model in a select emerging market, included in Net income attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2016, we had cash and cash equivalents of $366.6 compared with $341.3 at June 30, 2015.
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
Debt

	March 31, 2016	June 30, 2015
Short-term debt	$22.9	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	1,110.0	—
Term Loan A Facility due October 2020	1,750.0	—
Term Loan B Facility due October 2022	1,252.7	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	4,136.3	2,634.7
Less: Short-term debt and current portion of long-term debt	(133.5)	(28.8)
Total Long-term debt	4,002.8	2,605.9
Less: Discount on Long-term debt	(5.8)	—
Total Long-term debt, net	$3,997.0	$2,605.9
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
The interest rate applicable to borrowings under the Revolving Credit Facility and the Term Loan A Facility will accrue at a rate equal to, at our option, either LIBOR plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on our total net leverage ratio, as defined in the Coty Credit Agreement. As of March 31, 2016, the applicable spread for the Revolving Credit Facility and the Term Loan A Facility was 1.50%.

The interest rate applicable to borrowings under the Term Loan B Facility will accrue at a rate equal to (a) for U.S. dollar term loans, at our option, either LIBOR (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%, and (b) for Euro denominated term loans, EURIBOR (subject to a 0.75% floor) plus a margin of 2.75%. As of March 31, 2016, the applicable spread for the U.S. dollar portion of the Term Loan B Facility was 3.00%. We will pay to the revolving lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on our total net leverage ratio, as defined in the Coty Credit Agreement. As of March 31, 2016, the applicable rate on the unused commitment fee was 0.50%.
Quarterly repayments for the Term Loan A Facility and Term Loan B Facility will commence on June 30, 2016 and will continue to be made in quarterly installments of 1.25% and 0.25% of the original principal amount, respectively. The Revolving Credit Facility and Term Loan A Facility will mature in October 2020 and the Term Loan B Facility will mature in October 2022.
We recognized $56.5 of deferred financing fees in connection with the Coty Credit Agreement. In connection with the refinancing, we wrote off $3.1 of deferred financing fees associated with the Prior Coty Inc. Credit Facilities, which has been reflected in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2016.
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
As of March 31, 2016, we are in compliance with all financial covenants within the Coty Credit Agreement as described above.
Incremental Debt
On April 8, 2016, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Amendment”) to the Coty Credit Agreement which provides for additional borrowings under its current Term Loan A Facility and Term Loan B Facility in the amounts of €140.0 million and €325.0 million, respectively. The terms of the Term Loan A Facility and Term Loan B Facility, as amended, are substantially the same as the existing Term Loan A Facility and the Euro denominated portion of the Term Loan B Facility. The proceeds of the additional debt are expected to be used to pay outstanding balances under the Revolving Credit Facility.
Business Combinations
On July 9, 2015, we announced the signing of a definitive agreement (the "Transaction Agreement") to merge (the “Merger”) The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Beauty Brands”), comprising of 43 beauty brands, into us through a Reverse Morris Trust transaction. The purchase consideration to be issued in connection with the Merger will consist of a combination of equity and assumed debt. The estimated assumed debt of $2,900.0 from the P&G Beauty Brands is subject to a $1,000.0 adjustment pursuant to a collar based on the trading price of the our stock (within a range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. Consequently, the assumed debt is expected to be between approximately $1,900.0 and $3,900.0.
As of March 31, 2016, we expect that P&G shareholders will receive 412.3 million shares or 54% of all outstanding shares in the combined company on a fully diluted basis.
As of March 31, 2016, including an adjustment for the two brands that will not transfer to us upon completion of the Merger, a working capital adjustment, and other adjustments, the estimated total transaction value is expected to be $13,500.0 based on the closing price of our common stock on March 31, 2016 of $27.83, which is above the collar.  This comprises $11,500.0 in equity and an estimated amount of assumed debt of $2,000.0. The amount of debt assumed of $2,000.0 reflects the $1,900.0 amount pursuant to the collar (reflecting such closing price of our common stock on March 31, 2016) and an estimated increase of $100.0 in connection with certain other adjustments.

The transaction is expected to close in the second half of calendar year 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final purchase price allocation will be based on the closing price of our common stock on the date of the closing.
We recognized acquisition-related costs associated with the P&G transaction of $35.1 and $91.1 for the three and nine months ended March 31, 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Cash Flows

	Nine Months Ended March 31,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$445.3	$388.2
Net cash used in investing activities	(1,042.0)	(151.2)
Net cash provided by (used in) financing activities	621.7	(162.3)
Net cash provided by operating activities
 Net cash provided by operating activities was $445.3 and $388.2 for the nine months ended March 31, 2016 and 2015, respectively. The increase in operating cash inflows of $57.1 was primarily due to an increase in accounts payable of $132.5 substantially attributable to a change in the frequency of our payables processing from a bi-monthly to a monthly basis, an increase in accrued expenses of which $34.4 was due to the timing of sales returns for $25.0 and to customer rebates for $9.4, a decrease in accounts receivable of $33.1 due to increased sales during the collection period, an increase in net restructuring charges of approximately $40.0, an increase in pension liability of $10.0 due to timing of payments, partially offset by $183.6 in additional adjustments to reconcile net income to operating cash flow.
Net cash used in investing activities
Net cash used in investing activities was $1,042.0 and $151.2 for the nine months ended March 31, 2016 and 2015, respectively. The increase in cash outflows of $890.8 was primarily driven by the $879.4 paid in connection with the acquisition of the Brazilian Beauty Business, net of cash received, the $17.9 paid in connection with the acquisition of the digital marketing company and a loss of $29.6 on a foreign currency forward contract related to the Brazilian Beauty Business acquisition partially offset by the elimination of $30.0 of annual contingent purchase price payments made in connection with the acquisition of the Calvin Klein license from Unilever in 2006, which was completed in the third quarter of fiscal year 2015.
Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities was $621.7 and $(162.3) for the nine months ended March 31, 2016 and 2015, respectively. The decrease in financing cash outflows of $784.0 was primarily attributable to various debt related transactions during the nine months ended March 31, 2016, as described further below, that resulted in net cash inflows of $1,475.8 compared to net cash inflows of $214.4 during the nine months ended March 31, 2015. The year over year increase in cash inflows from debt related transactions of $1,261.4 primarily related to net proceeds from the Coty Credit Agreement which was primarily used to refinance the prior Coty Inc. Credit Facilities. The decrease in the financing cash outflows was also attributable to net proceeds from foreign currency forward contracts of $36.4 and the prior year payment for the purchase of additional noncontrolling interests of $14.9 which did not reoccur in the current year, which were partially offset by year over year cash outflows of $464.8 for the purchase of treasury shares, higher distributions to noncontrolling interest partners of $17.2 and higher payments of deferred financing fees of $45.1 during the nine months ended March 31, 2016.
Dividends
On September 11, 2015, we declared a cash dividend of $0.25 per share, or $90.1 on our Class A and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A and Class B Common Stock on October 1, 2015 and was recorded as a decrease to Additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2016. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.4 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2016. Total accrued dividends on unvested RSUs and phantom units of $1.9 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2016.

Share Repurchase
On August 13, 2015, our Board authorized us to repurchase up to $700.0 of our Class A Common Stock, inclusive of any amounts remaining under our previously announced share repurchase program (the “Repurchase Program”). In connection with our Repurchase Program, we repurchased 24.9 million shares of our Class A Common Stock during the nine months ended March 31, 2016. The shares were purchased in multiple transactions at prices ranging from $25.51 to $30.35 for the nine months ended March 31, 2016. The aggregate fair value of shares repurchased during the nine months ended March 31, 2016 was $700.0 and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. These purchases completed the approved Repurchase Program as of December 14, 2015.
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
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A common stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A common stock, and general market conditions. As of March 31, 2016, we have not made any share repurchases under the Incremental Repurchase Program.
Commitments and Contingencies
Noncontrolling Interests
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time. In December 2014, we gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. We believe that the purchase pursuant to this Call right will be completed in fiscal 2017. In addition, on September 29, 2015, we gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. We believe that the purchase pursuant to the termination option will be completed in fiscal 2017 for an estimated purchase price of approximately $50.0.
Redeemable Noncontrolling Interests
On February 12, 2016, we gave notice of intent to exercise our option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $9.0 for the remaining 45% interest. The transaction is expected to close by July 31, 2016.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.6 and $4.1 as of March 31, 2016 and June 30, 2015, respectively.
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
As of March 31, 2016, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2015 Form 10-K.
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

•
our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our acquisitions of Bourjois, the digital marketing company, the Brazilian Beauty Business and our expected transaction with the P&G Beauty Brands;

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
Our management, with the participation of our interim Chief Executive Officer (the “interim CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our interim CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.
We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Fiscal 2015 Form 10-K”). Other than as disclosed below and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, there have been no subsequent material developments to these matters.
During fiscal 2014, two putative class action complaints were filed in the United States District Court for the Southern District of New York (“SDNY”) against us, our directors and certain of our executive officers, and the underwriters of the initial public offering (“IPO”), alleging violations of the federal securities laws in connection with the IPO. Those lawsuits were consolidated under the caption In re Coty Inc. Securities Litigation, and following the court’s appointment of lead plaintiffs and lead counsel, a consolidated and amended complaint (the “Securities Complaint”) was filed on July 7, 2014. The Securities Complaint asserts claims against the us, our directors, and certain of our executive officers, under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and seeks, on behalf of persons who purchased our Class A Common Stock in the IPO, damages of an unspecified amount and equitable or injunctive relief.
On September 9, 2014, Plaintiffs voluntarily dismissed their claims against the underwriter defendants without prejudice. The Securities Complaint was further amended on October 18, 2014. We have filed a motion to dismiss the Securities

Complaint, which has been fully briefed since December 2014. On March 29, 2016, Judge Sullivan of the SDNY ruled on our motion to dismiss the Securities Complaint holding that our motion to dismiss the Securities Complaint is granted in its entirety. The court also denied the Plaintiffs’ request for leave to file a further amended complaint. Subject to a possible appeal, we consider this matter closed.
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

Item 1A. Risk Factors.
The following discussion supplements and, where applicable, updates the discussion of risk factors that could adversely affect our business included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Those risks are relevant to us on a standalone basis and are expected to be risks to the combined company following the Transactions (as defined below).
Risks Relating to the Transactions
If the Distribution does not qualify as a tax-free transaction under sections 355 or 368(a)(1)(D) of the Code or the Merger does not qualify as a tax-free “reorganization” under section 368(a) of the Code, including as a result of actions taken in connection with the Distribution or the Merger or as a result of subsequent acquisitions of the Company, P&G or Galleria Company common stock, then P&G and its shareholders may incur substantial U.S. federal income tax liability, and the Company may have substantial indemnification obligations to P&G under the Tax Matters Agreement.
The completion of the distribution by P&G of its shares of Galleria Co. (“Galleria Company”) common stock to P&G shareholders (the “Distribution”) is conditioned upon P&G’s receipt of a written opinion from Cadwalader, Wickersham & Taft LLP, special tax counsel to P&G, to the effect that the (i) the Galleria Transfer (as defined below), taken together with the Distribution, should qualify as a tax-free reorganization pursuant to section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”), (ii) Distribution, as such, should qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, and (iii) Merger should not cause section 355(e) of the Code to apply to the Distribution. In addition, the consummation of the Merger is conditioned on the receipt by P&G of a tax opinion from Cadwalader, Wickersham & Taft LLP, special tax counsel to P&G, and by the Company of a tax opinion from McDermott Will & Emery LLP, special tax counsel to the Company, in each case, to the effect that the Merger will qualify for U.S. federal income tax purposes as a reorganization within the meaning of section 368(a) of the Code. The opinions will be based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by the Company, P&G, Galleria Company and Green Acquisition Sub Inc. (“Merger Sub”) which, if incorrect or inaccurate in any material respect, could jeopardize the conclusions reached by special tax counsel in their opinions. None of the Company, P&G, Galleria Company or Merger Sub is aware of any facts or circumstances that would cause the assumptions or representations to be relied upon in the above-described tax opinions to be untrue or incomplete in any material respect or that would preclude any of the Company, P&G, Galleria Company or Merger Sub from complying with all applicable covenants. None of the Company, P&G, Galleria Company or Merger Sub intends to waive these conditions. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete or any applicable covenant to be satisfied in all material respects, could adversely affect the conclusions reached by counsel. Furthermore, the opinions will not be binding on the IRS or a court, and the IRS or a court may not agree with the opinions. As a result, while it is impossible to determine the likelihood that the IRS or a court could disagree with the conclusions of the above-described opinions, the IRS could assert, and a court could determine, that the Distribution and Merger should be treated as taxable transactions. As used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Brands by P&G to Galleria Company in exchange for Galleria Company common stock, any distribution to P&G of a portion of the amount calculated pursuant to the Transaction Agreement for the recapitalization of Galleria Company and the assumption of certain liabilities related to P&G Beauty Brands, in each case in accordance with the Transaction Agreement.
If, notwithstanding the receipt of the above-described opinions, the Distribution is determined to be a taxable transaction, each P&G shareholder who receives shares of Galleria Company common stock in the Distribution would generally be treated as recognizing taxable gain equal to the difference between the fair market value of the shares of Galleria Company common stock received by the shareholder and its tax basis in the shares of P&G common stock exchanged therefor and/or, if the exchange offer is completed but is undersubscribed and P&G distributes shares of Galleria Company common stock as a pro rata dividend, receiving a taxable distribution equal to the fair market value of the shares of Galleria Company common stock received by the shareholder in such pro rata distribution. Additionally, in such case, P&G would generally recognize taxable gain equal to the excess of the fair market value of the assets transferred to Galleria Company plus liabilities assumed by Galleria Company over P&G’s tax basis in those assets, and this would likely produce substantial income tax adjustments to P&G.
Even if the Galleria Transfer and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria Company was acquired (including, in the latter case, through the acquisition of the Company’s stock in or after the Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of the Company’s common stock, P&G common stock or Galleria Company common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although the Company, P&G or Galleria Company may be able to rebut that presumption. While the Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders are expected to hold at least 54%, and in all events will hold more than 52%, of outstanding common stock of the Company immediately following the Merger. However, if the IRS were to determine that other acquisitions of shares of the Company’s stock, P&G common stock or Galleria Company common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria Company common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among the Company, P&G, Galleria Company and Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution which generally causes a deemed sale of Galleria Company’s assets upon a taxable Distribution. In such case, to the extent that P&G is responsible for the resulting transaction taxes, the Company generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria Company’s assets as a result of the protective election under section 336(e) of the Code taking effect.
Under the Tax Matters Agreement, the Company and each of its consolidated subsidiaries, including Galleria Company after the consummation of the Merger (the “Coty Group”) would be required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Distribution were taxable to P&G as a result of the acquisition of a 50% or greater interest (by vote or value) in the Company as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement. In addition, the Coty Group would be required to indemnify P&G for any tax liabilities resulting from the failure of the Merger to qualify as a reorganization under section 368(a) of the Code or the failure of the Distribution to qualify as a tax-free reorganization under sections 355 and 368(a) of the Code (including, in each case, failure to so qualify under a similar provision of state or local law) to the extent that such failure is attributable to a breach of certain representations and warranties by the Company or certain actions or omissions of the Coty Group. Tax-related losses attributable both to actions or omissions by the Coty Group, on the one hand, and certain actions or omissions by P&G, on the other hand, would be shared according to the relative fault of the Company and P&G. If the Coty Group is required to indemnify P&G in the event of a taxable Distribution, this indemnification obligation would be substantial and could have a material adverse effect on the Company, including with respect to its financial condition and results of operations. Except as described above, P&G would not be entitled to indemnification under the Tax Matters Agreement with respect to any taxable gain recognized in the Distribution. To the extent that the Company has any liability for any taxes of P&G, Galleria Company or any of their affiliates with respect to the Transactions that do not result from actions or omissions for which the Coty Group is liable as described above, P&G must indemnify the Company for such tax-related losses.
The Company could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.
The Tax Matters Agreement among P&G, Galleria Company, the Company and Merger Sub will require that the Company and Galleria Company, for a two-year period following the closing of the Merger, generally avoid taking certain actions. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in the Company is acquired or that could otherwise cause the Distribution, Merger and/or certain related transactions to become taxable to P&G. Unless the Company delivers an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause certain of the transactions contemplated under the Transaction Agreement (the “Transactions”) to become taxable, the Company and Galleria Company are each generally prohibited or restricted during the two-year period following the closing of the Merger from:

•subject to specified exceptions, issuing stock (or stock equivalents) or recapitalizing, repurchasing, redeeming or otherwise participating in acquisitions of its stock;
•amending its certificate of incorporation or other organizational documents to affect the voting rights of its stock;
•merging or consolidating with another entity, or liquidating or partially liquidating, except for any merger, consolidation, liquidation or partial liquidation that is disregarded for U.S. federal income tax purposes;
•discontinuing, selling, transferring or ceasing to maintain the Galleria Company active business under section 355(b) of the Code;
•taking any action that permits a proposed acquisition of the Company’s stock or Galleria Company stock to occur by means of an agreement to which none of the Company, Galleria Company or their affiliates is a party (including by soliciting a tender offer for Galleria Company stock or the Company’s stock, participating in or otherwise supporting any unsolicited tender offer for such stock or redeeming rights under a shareholder rights plan with respect to such stock); and
•engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution, Merger and/or certain related transactions.
Under the Tax Matters Agreement, the Company and its affiliates would be required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Galleria Transfer, taken together with the Distribution, fails to qualify for tax-free treatment as a result of the direct or indirect acquisition of a 50% or greater interest (by vote or value) in the Company as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement.
Due to these restrictions and indemnification obligations under the Tax Matters Agreement, many strategic alternatives may be unavailable to the Company during the two-year period following the consummation of the Merger, which could have a material adverse effect on the Company’s liquidity and financial condition. The Company may be limited during this period in its ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may maximize the value of its business and that may otherwise be in its best interests. Also, the Company’s potential indemnity obligation to P&G might discourage, delay or prevent a change of control transaction of the Company during this two-year period that the Company’s stockholders may consider favorable to its ability to pursue strategic alternatives.
Sales of shares of the Company’s common stock after the Transactions may negatively affect the market price of the Company’s common stock.
The shares of the Company’s common stock issued in the Merger to holders of shares of Galleria Company common stock will generally be eligible for immediate resale. The market price of the Company’s common stock could decline as a result of sales of a large number of shares of the Company’s common stock in the market after the completion of the Transactions or even the perception that these sales could occur.
It is expected that immediately after the completion of the Transactions, P&G shareholders or former P&G shareholders will hold approximately 54% of the fully diluted shares of the Company’s common stock and the Company’s existing stockholders will hold approximately 46% of the fully diluted shares of the Company’s common stock.
Currently, P&G shareholders include index funds that have performance tied to the Standard & Poor’s 500 Index, the Dow Jones Industrial Average or other stock indices, and institutional investors subject to various investing guidelines. Because the Company may not be included in these indices following completion of the Transactions or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide not to participate in the exchange offer conducted by P&G to exchange shares of Galleria Company owned by P&G for shares of P&G common stock, or, if the exchange offer is not fully subscribed, may decide to or may be required to sell the shares of the Company’s common stock that they receive in any subsequent pro rata distribution of any remaining shares following completion of an exchange offer. Alternatively, the index funds and institutional investors may participate in the exchange offer and may decide to or may be required to sell the shares of the Company’s common stock that they receive in the Merger. In addition, the investment fiduciaries of P&G’s defined contribution plans may decide to sell any common stock of the Company that the trusts receive in the Transactions, or not participate in the exchange offer, in response to fiduciary obligations under applicable law. These sales, or the possibility that these sales may occur, could negatively affect the market price of the Company’s common stock and may make it more difficult for the Company to obtain additional capital by selling equity securities in the future at a time and at a price that it deems appropriate.
The calculation of the merger consideration will not be adjusted if there is a change in the value of P&G Beauty Brands or its assets or the value of the Company before the Merger is completed.

The calculation of the number of shares of the Company’s common stock to be distributed in the Merger will not be adjusted if there is a change in the value of P&G Beauty Brands or its assets or the value of the Company prior to the consummation of the Merger. While the Company will not be required to consummate the Merger if there has been any “material adverse effect” (as this term is described in “The Transaction Agreement-Representations and Warranties”) on P&G Beauty Brands, the Company will not be permitted to terminate the Transaction Agreement because of the occurrence of events that do not fall within this definition, including changes in the market price of the Company’s common stock or changes in the value of P&G Beauty Brands that do not otherwise constitute a material adverse effect on P&G Beauty Brands.
The Transactions may not be completed on the terms or timeline currently contemplated, or at all.
The completion of the Transactions is subject to numerous conditions, including (1) the receipt of regulatory approvals in certain jurisdictions, (2) the completion of the transfer by P&G and its subsidiaries of certain specified assets and liabilities related to P&G Beauty Brands (“Galleria”) to Galleria Company (the “Separation”) and Distribution, (3) the satisfaction of the conditions to P&G’s obligation to complete the exchange offer, (4) the conversion of all outstanding shares of the Company’s class B common stock into shares of the Company’s common stock, (5) the receipt of written tax opinions from special tax counsel to P&G and special tax counsel to the Company, and (6) other customary conditions. There is no assurance that the Transactions will be completed on the terms or timeline currently contemplated, or at all. The Company and P&G have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are completed.
Governmental agencies may not approve the Merger or the related transactions necessary to consummate the Merger or may impose conditions to the approval of such transactions or require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the Transactions, imposing costs on or limiting the revenues of the combined company following the Transactions or otherwise reducing the anticipated benefits of the Transactions.
Failure to complete the Transactions could materially and adversely impact the market price of the Company’s common stock as well as the Company’s business, liquidity, financial condition and results of operations.
If the Transactions are not completed for any reason, the price of the Company’s common stock may decline significantly. In addition, the Company is subject to additional risks, including, among others:
•substantial costs related to the Transactions, such as advisory, legal, accounting, integration and other professional fees and regulatory filing and financial printing fees, which must be paid regardless of whether the Transactions are completed; and
•potential disruption of the business of the Company and distraction of its workforce and management team.
The Company expects to incur significant one-time costs associated with the Transactions that could affect the period-to-period operating results of the Company following the completion of the Transactions.
At the time of announcement of the Transactions in July 2015, the Company anticipated that it would incur one-time charges of an aggregate of approximately $500 million and one-time capital expenditures of approximately $400 million as a result of costs associated with the Transactions. The Company updated its estimates in May 2016 and now anticipates that it will incur one-time charges of approximately $1.2 billion and one-time capital expenditures of approximately $500 million. While the Company continues to refine its estimates, it will not be able to quantify the exact amounts of the one-time charges or the one-time capital expenditures, or the period or periods in which they will be incurred, until after the Transactions are completed. Some of the factors affecting the costs associated with the Transactions include the timing of the completion of the Transactions, the resources required in integrating Galleria with the Company’s existing businesses and the length of time during which transition services are provided to the Company by P&G. The amount and timing of this charge could adversely affect the Company’s liquidity, cash flows and period-to-period operating results, which could result in a reduction in the market price of shares of the Company’s common stock.
Any delay in completing the Transactions may reduce or eliminate the benefits that the Company expects to achieve.
The Transactions are subject to a number of conditions beyond the Company’s and P&G’s control that may prevent, delay or otherwise materially adversely affect the completion of the Transactions. The Company and P&G cannot predict whether and when these conditions will be satisfied. Any delay in completing the Transactions could cause the combined company not to realize some or all of the synergies that the Company and P&G expect to achieve if the Transactions are successfully completed within the expected time frame.
The integration of Galleria with the Company may not be successful or anticipated benefits from the Transactions may not be realized.

After completion of the Transactions, the Company will have significantly more sales, assets and employees than it did prior to the Transactions. The integration process will require the Company to expand the scope of its operations and financial, accounting and control systems. The Company’s management will be required to devote a substantial amount of time and attention to the process of integrating Galleria with the Company’s business operations. The integration process is often difficult and management involvement is inherent in that process. These difficulties include:
•integrating the operations of Galleria while carrying on the ongoing operations of the Company’s business;
•managing a significantly larger company than before the Transactions;
•coordinating businesses located in new geographic regions, including significantly increased international operations;
•operating a hair color business, which is a new category in the beauty industry for the Company;
•operating nine additional large manufacturing facilities in the United States, Germany, Thailand, Mexico, Russia and the United Kingdom;
•maintaining and protecting the competitive advantages of Galleria, including the trade secrets, know-how and intellectual property related to its production processes;
•integrating business cultures and processes;
•retaining personnel associated with Galleria;
•implementing a new system for the distribution and sale of Galleria products to replace the P&G direct sales force, and integrating that system with the Company’s current sales and distribution organization;
•implementing uniform standards, controls, procedures, policies and information systems and minimizing costs associated with such matters; and
•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
The Company may not be able to successfully or cost-effectively integrate Galleria. The process of integrating Galleria into the Company’s operations may cause an interruption of, or loss of momentum in, the activities of Galleria’s or the Company’s businesses. If the Company’s management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company’s business, financial condition and results of operations may be materially adversely affected.
The combined company may not achieve some or any of the synergies that the Company expects to achieve if the Transactions are successfully completed. Even if the Company is able to combine the two business operations, it may not be possible to realize the full benefits, including increased sales volume, that the Company currently expects to result from the Transactions, or to realize those benefits within the time frame that is currently expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by unanticipated costs or integration delays. In addition, the benefits of the Transactions may be offset by increased operating costs relating to changes in commodity or energy prices, increased competition or other risks and uncertainties. If the Company fails to realize the benefits it anticipates from the Transactions, the Company’s results of operations may be adversely affected.
If the operating results for Galleria following the Transactions are below the Company’s expectations, the Company may not achieve the increases in revenues and net earnings that the Company expects as a result of the Transactions.
The Company has projected that it will derive a significant portion of its revenues and net earnings from the operations of Galleria after the Transactions. Therefore, any negative impact on those business operations could harm the Company’s operating results. Some of the significant factors that could harm the operations of Galleria, and therefore harm the future combined operating results of the Company after the Transactions, include:
•increases in raw materials, energy and packaging costs for Galleria, including the cost of essential oils, alcohol and specialty chemicals;
•more intense competitive pressure from existing or new companies;
•difficulties meeting demand for Galleria products;
•fluctuations in the exchange rates in the jurisdictions in which the combined company operates;
•increases in promotional costs for Galleria; and
•a decline in the markets served by Galleria.

The Transactions will expose the Company to risks inherent in the hair color business, and risks inherent in those geographies where Galleria currently operates.
If consummated successfully, the Transactions would create one of the world’s largest beauty companies and would represent a significant transformation of the Company’s existing business. Upon completion of the Transactions, the Company would be subject to a variety of risks associated with the hair color business, in addition to those the Company already faces in the fragrance, color cosmetics and skin and body care. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market and other risks. In addition, the Company will be exposed to risks inherent in operating in geographies in which the Company has not operated in or has been less present in the past.
The Company may be unable to manage its growth effectively, which would harm its business, results of operations and financial condition.
Following the Transactions, the Company plans to invest in Galleria to grow and leverage its increased scale to benefit its entire beauty portfolio. The Company’s growth strategy, including its strategy with respect to Galleria, may place a strain on its management team, information systems, labor, manufacturing and distribution capacity. P&G Beauty Brands has experienced in the past, and Galleria may experience in the future, manufacturing capacity constraints, particularly in periods where customer demand exceeds management’s expectations. The Company may determine that it is necessary to invest substantial capital in order to secure additional manufacturing and distribution capacity to accommodate the expected growth of its business. There may also be a delay between the Company’s decision to invest in its manufacturing and distribution capacity and the time when such capacity is available for use. If the Company does not make, or is unable to make, the necessary expenditures to accommodate its future growth, or if a significant amount of time passes between the Company’s decision to invest and the time in which such capacity is available for use, it may not be successful in executing its growth strategy. If the Company is unable to effectively address any future capacity constraints within its business, or otherwise manage its future growth, its business, results of operations and financial condition may be adversely affected.
Changes in relationships between Galleria and its brand licensors, or failure to maintain those relationships, following the Transactions could have a material adverse effect on the Company.
The rights to market and sell certain fine fragrance brands are derived from licenses from unaffiliated third parties and its business is dependent upon the continuation and renewal of those licenses on favorable terms. As of June 30, 2015, P&G Beauty Brands maintained 12 brand license agreements, which collectively accounted for 36% of its net sales in fiscal 2015. With the exception of the Dolce & Gabbana and Christina Aguilera fragrance licenses, the Company and P&G have obtained the consent of brand licensors, to the extent required in connection with the Transactions, for the transfer of the applicable brand licenses from P&G Beauty Brands to the Company in the Transactions. Notwithstanding, these brand licensors may reduce the scope of their relationship with Galleria in anticipation of the Transactions or with the Company following completion of the Transactions. Any such reduction, or the Company’s inability to renew a brand license agreement upon favorable terms or otherwise, could have a material adverse effect on the Company’s business, financial condition and results of operations following the Transactions and could limit the Company’s ability to achieve the anticipated benefits of the Transactions.
The Company relies on brand licensors to manage and maintain their brands, and there is no guarantee that the licensors will maintain their celebrity status or positive association among the consumer public.
The Company, including Galleria following completion of the Transactions, relies on its brand licensors to manage and maintain their brands. Many of these brand licenses are with celebrities whose public personae the Company believes are in line with its current business strategy. Since the Company does not maintain control over such celebrities’ brand and image, however, they are subject to change at any time without notice, and there can be no assurance that these celebrity licensors will maintain the appropriate celebrity status or positive association among the consumer public to maintain sales of products bearing their names and likeness at the projected sales levels. As a result of the Transactions, such brand licensors may wish to renegotiate or terminate their agreements given management change. Similarly, since the Company is not responsible for the brand or image of its designer licensors, sales of related products or projected sales of related products could suffer if the designer suffers a general decline in the popularity of its brands due to mismanagement, changes in fashion or consumer preferences, or other factors beyond the control of the Company.
The Company’s success is also partially dependent on the reputation of its respective brand licensors and the goodwill associated with their intellectual property. These licensors’ reputation or goodwill may be harmed due to factors outside the Company’s control, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, in the event that any of these licensors were to enter bankruptcy proceedings, the Company could lose its rights to use the intellectual property that the applicable licensors license the Company to use.
The Company’s brand licenses may be terminated if specified conditions are not met.

The Company’s and Galleria’s existing brand licenses run for varying periods with varying renewal options and may be terminated if certain conditions, such as royalty payments, are not met. These brand licenses impose various obligations on the Company and Galleria which the Company believes are common to many licensing relationships in the beauty industry. These obligations include:
•maintaining the quality of the licensed product and the applicable trademarks;
•permitting the licensor’s involvement in and, in some cases, approval of advertising, packaging and marketing plans;
•paying royalties at minimum levels and/or maintaining minimum sales levels;
•promoting the sales of the licensed product actively;
•spending a certain amount of net sales on marketing and advertising for the licensed product;
•maintaining the integrity of the specified distribution channel for the licensed product;
•expanding the sales of the product and/or the jurisdictions in which the product is sold;
•agreeing not to enter into licensing arrangements with specified competitors;
•indemnifying the licensor in the event of product liability or other claims related to the Company’s or Galleria’s products;
•limiting assignment and sub-licensing to third parties without the licensor’s consent; and
•requiring, in some cases, notice to the licensor or its approval of certain changes in control.
If, following the Transactions, the Company breaches any of these obligations or any other obligations set forth in any of these brand license agreements, the Company’s rights under the applicable brand license agreements could be terminated, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company expects to guarantee a significant amount of debt as a result of the Transactions.
At the completion of the Transactions, to the extent the requirements of the Transaction Agreement are satisfied, the Company will guarantee Galleria Company’s obligations under Galleria Company’s $4.5 billion senior secured credit facilities. Galleria Company’s obligations are contractually agreed to be $2.9 billion, but are subject to specified adjustments, which may result in the incurred amount being higher. The terms of this debt, as well as the Senior Secured Facilities, will permit the Company to incur a substantial amount of additional indebtedness, including secured debt.
The Company’s ability to make scheduled payments under, or to refinance, its indebtedness depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to specified financial, business and other factors beyond the Company’s control. The Company may not be able to maintain a level of cash flow from operations sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance its indebtedness. The Company may not be able to take any of these actions, and these actions may not be successful or permit it to meet its scheduled debt service obligations and these actions may not be permitted under the terms of its existing or future debt agreements. In the absence of such operating results and resources, the Company could face liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. Since the Company’s debt agreements restrict its ability to dispose of assets, it may not be able to consummate such dispositions, and this could result in its inability to meet its debt service obligations.
In addition, this indebtedness could have other important consequences, including:
•increasing the Company’s vulnerability to adverse economic, industry or competitive developments;
•exposing the Company to the risk of increased interest rates to the extent that its indebtedness bears interest at variable rates;
•making it more difficult to satisfy obligations with respect to the Company’s indebtedness, and any failure to comply with the obligations of any of its debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;
•restricting the Company from making strategic acquisitions or causing it to make non-strategic divestitures;
•limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•placing the Company at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that its leverage prevents it from pursuing.
If new debt is added to the Company’s and its subsidiaries’ existing debt levels, the related risks that it now faces would increase.
The Company’s debt facilities following completion of the Transactions will require the Company to continue to comply with specified financial covenants that may restrict its current and future operations and limit the Company’s flexibility and ability to respond to changes or take certain actions.
The Company remains dependent upon others for its financing needs, and its debt agreements currently contain, and will contain following the closing of the Transactions, restrictive covenants. The Credit Agreement governing the Senior Secured Facilities contains, and following the Transactions the credit agreement governing Galleria Company’s $4.5 billion senior secured credit facilities will contain, covenants requiring the Company to maintain specific financial ratios and contain certain restrictions on the Company with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness, dividends and other distributions and changes of control. There is a risk that these covenants could constrain execution of the Company’s business strategy and growth plans following the Transactions, including acquisitions. Should the Company decide to pursue an acquisition that requires financing that would violate the Company’s debt covenants, refusal of the Company’s lenders to permit waivers or amendments to the Company’s covenants could delay or prevent consummation of its plans. The Senior Secured Facilities will expire in 2022 and Galleria Company’s $4.5 billion senior secured credit facilities will expire seven years after the initial funding. There is no assurance that alternative financing or financing on as favorable terms will be found when these facilities expire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of Class A or Class B Common Stock were repurchased during the fiscal quarter ended March 31, 2016.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number	Document
10.1
Letter Agreement, dated February 19, 2016, by and among Coty Inc., The Procter & Gamble Company, Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016)

10.2
Incremental Assumption Agreement and Amendment No. 1, dated April 8, 2016, to the Credit Agreement, by and among Coty Inc., Coty B.V., certain subsidiaries of Coty Inc. party thereto, the incremental lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016)

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

COTY INC.

Date: May 3, 2016	By:	/s/Lambertus J.H. Becht
Name: Lambertus J.H. Becht
Title: Interim Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)