Form 10-K
period 2016-06-30
COTY INC.
filed 2016-08-18
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2015, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was $1,709,238,004 based on the number of shares held by non-affiliates as of December 31, 2015 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2015.
At August 15, 2016, 74,014,981 shares of the registrant’s Class A Common Stock, $0.01 par value, and 262,062,370 shares of the registrant’s Class B Common Stock, $0.01 par value, were outstanding.

Table of Contents

COTY INC.

Forward-looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements in this Annual Report on Form 10-K that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook,” “contemplate,” “target” or other similar words or phrases. These statements discuss, among other things, the outcome of the acquisition of The Procter & Gamble Company’s global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with certain hair styling brands (the “Transactions”), our strategy, integration, future financial or operational performance, including the impact of the Transactions, the outcome or impact of pending or threatened litigation, anticipated benefits of acquisitions, including the Transactions and the acquisition of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”), domestic or international developments, planned organizational changes and their effects, nature and allocation of future expenses, marketing and growth initiatives, inventory levels and returns, cost of goods, future financings, other goals and targets and statements of the assumptions underlying or relating to any such statements. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations that we contemplate will be achieved.
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

PART I
Item 1. Business.
We are a leading global beauty company. Founded in Paris in 1904, we are a pure play beauty company with a portfolio of well-known brands that compete in the four segments in which we operate: Fragrances, Color Cosmetics, Skin & Body Care and, during fiscal 2016, we acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”), which additionally represents a separate segment. We hold the #2 global position in fragrances, the #4 global position in color cosmetics and have a strong regional presence in skin & body care.
We have transformed into a multi-segment beauty company with market leading positions in both North America and Europe through new product offerings, diversified sales channels and our global growth strategy. Today, our business has a diversified revenue base that generated net revenues in fiscal 2016 of 46%, 36%, 16% and 2% from Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition, respectively.
On July 8, 2015, we entered into a definitive agreement (the “Transaction Agreement”) to acquire (the “Transactions”) The Procter & Gamble Company’s (“P&G”) global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with certain hair styling brands (“P&G Beauty Brands”). Following the closing of the Transactions, which is currently expected to occur in October 2016, we expect the combined company to hold the #1 global position in fragrances, the #3 global position in color cosmetics and the #2 global position in hair salon, with combined revenues of approximately $9.2 billion based on fiscal 2015 performance, excluding annualized results for the acquired Bourjois brand and the Brazil Acquisition. The completion of the Transactions is subject to numerous conditions. See “Risk Factors—Risks Relating to the Transactions—The Transactions may not be completed on the terms or timeline currently contemplated, or at all.”
In addition, during fiscal 2016, we acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”). This acquisition additionally represents a separate segment. We believe these two transactions, combined with organic growth, will help us to achieve our strategic vision to be a new global leader and challenger in the beauty industry.
Our top 10 brands, which we refer to as our “power brands”, generated 70% of our net revenues in fiscal 2016 and comprise the following globally recognized brands: adidas, Calvin Klein, Chloé, Davidoff, Marc Jacobs, OPI, philosophy, Playboy, Rimmel and Sally Hansen. Our brands compete in all key distribution channels across both prestige and mass markets and in over 130 countries and territories. Following the Transactions, we expect to re-evaluate our approach to power brands.
For segment and geographic area financial information and information about our long-lived foreign assets, see Note 3, “Segment Reporting” in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions of any material amount of assets, see Note 4, “Business Combinations” in the notes to our Consolidated Financial Statements.
Our Brands
We target organic growth through our focus on supporting and expanding global brands while consistently developing and seeking to acquire new brands and licenses. Brand innovation and new product development are critical components of our success.
Our “power brands”, each of which we describe in further detail below, are at the core of our accomplishments. We invest aggressively behind current and prospective power brands, which are our largest brands and those that we believe to have the greatest global potential, to enhance our scale in the three beauty segments in which we compete.
•adidas. adidas is one of the biggest licensed brands in the global mass skin & body care market and maintains a significant presence in deodorants and shower gels. Our adidas products for both men and women blend distinctive brand identity (through each fragrance and product design) and aspirations of performance to appeal to a broad range of consumers. Successful new product launches have contributed to adidas’ net revenues.
•Calvin Klein. Calvin Klein is our largest brand by net revenues and one of the largest fragrance brands by net revenues in the world. It holds strong positions in most developed markets, including the U.S., the United Kingdom (the “U.K.”), Germany and Spain, and in emerging markets, such as China and the Middle East. The brand is also sold in the travel retail sales channel, including duty-free shops. The brand reaches a diverse consumer base through several strong product lines, including ck one, Eternity and euphoria.
•Chloé. Chloé is a top women’s fragrance in the global prestige market. Chloé’s largest markets are travel retail, Italy, the U.S., France, Germany and Spain. Notable launches for the brand include Chloé Signature, Chloé Love Story and See by Chloé.
•DAVIDOFF. DAVIDOFF is the #10 men’s fragrance brand in the worldwide prestige market. Cool Water, DAVIDOFF’s most successful line, is the #2 men’s fragrance brand in the German prestige market and the #9 men’s prestige fragrance brand in the world. It has been one of the world’s leading prestige men’s fragrances since 2006.

DAVIDOFF Cool Water has joined forces with the National Geographic Society to support its Pristine Seas mission. This initiative aims to raise awareness about the importance of protecting the ocean.
•Marc Jacobs. Marc Jacobs is an iconic fragrance brand, with Daisy Marc Jacobs, Daisy Dream Marc Jacobs, Marc Jacobs Lola, Dot Marc Jacobs and the successful launch of Marc Jacobs Decadence in fall 2015. During fiscal 2016, Marc Jacobs Decadence won the Fragrance Foundation “Prestige Fragrance of the Year” award. The brand has been particularly successful in certain Asian markets, including China, and is a top ranking brand in global travel retail.
•OPI. OPI is the global leader in professional nail care. With a portfolio of approximately 300 creatively-named unique shades, OPI links fashion and entertainment with color cosmetics. OPI regularly creates limited-edition collections with celebrities and entertainment franchises to promote the brand, including collaborations with Gwen Stefani, Miss Piggy, the Muppets and Hello Kitty. OPI is sold through salons, travel retail and traditional retailers. OPI also markets nail gels, nail care products and nail accessories through salons. OPI is sold in over 100 countries and territories.
•philosophy. philosophy enjoys a strong market position in skin & body care in the U.S. prestige market and leverages multiple distribution channels, including direct television sales and e-commerce. philosophy’s miracle worker line was one of the most successful skin care launches in the U.S. prestige market the year it was launched. Building on the brand’s existing skin care franchises, philosophy’s key launches in fiscal 2016 included Ultimate Miracle Worker Multi-Rejuvenating Cream Broad Spectrum SPF 30 and the lightweight breathable oxygen infused Take a Deep Breath collection of skin care and skin color. During fiscal 2016, philosophy’s purity made simple won Allure Magazine’s 2016 Reader’s Choice Award for Best Skin Facial Cleaner for its tenth consecutive year.
•Playboy. Playboy has become a strong mass market brand with established positions in Europe. Playboy offers a variety of deodorant, shower gel and fragrance products in both men and women markets.
•Rimmel. The Rimmel brand comprises a broad line of color cosmetics products covering the entire range of women’s color cosmetics, including eye, face, lip and nail products. Rimmel is sold in drugstores and other mass distribution channels. Rimmel is the #3 color cosmetics brand in the European retail mass market. Rimmel has been represented for more than ten years by Kate Moss, who has also developed and promoted her own signature line of Rimmel lipsticks. Most recently, the brand is also represented by model and actress Cara Delevingne, supermodel Georgia May Jagger, and international music star Rita Ora.
•Sally Hansen. Sally Hansen is the #1 nail care brand in North America. We believe that Sally Hansen has the most diversified and successful line of nail products in North America. Products in our Sally Hansen line include nail care products, nail color lacquers and nail and beauty implements and are sold in drugstores and other mass retailers. We also sell a broad range of depilatory and wax products through our Sally Hansen brand. In fiscal 2015, we launched Sally Hansen Miracle Gel for at-home gel manicures. Miracle Gel holds the #1 position in nail color in the U.S. and has won 48 industry awards to date, including the Nielsen 2016 Breakthrough Innovation Award for Miracle Gel. Although Sally Hansen is currently primarily a North American brand, it continues to expand its presence in Europe, Asia and South America by focusing on nail products. Miracle Gel, which has experienced steady growth since launch, has enabled Sally Hansen to grow net revenues in the North American and European markets.
In addition to our power brands, we have a broad and deep portfolio of over 60 other brands, which accounted for 30% of our net revenues in fiscal 2016. These include regional brands such as Astor, Bourjois, Jil Sander, Joop! and Lancaster, celebrity brands such as Beyoncé, David Beckham, Jennifer Lopez and Katy Perry and emerging brands such as Roberto Cavalli, Bottega Veneta and Miu Miu. A description of each of our brands is available at www.coty.com, but our website should not be considered part of or in any way incorporated by reference into this Annual Report on Form 10-K.
Our Strategic Vision
Our mission is to become a new global leader by being a challenger in the beauty industry. On July 8, 2015, we entered into the Transaction Agreement to acquire the P&G Beauty Brands. After the completion of the Transactions, we intend to reorganize our business into three new divisions: Coty Luxury Division, focused on fragrances and skin care; Coty Consumer Beauty Division, focused on color cosmetics, retail hair coloring and styling products and body care; and Coty Professional Beauty Division, focused on servicing salon owners and professionals in both hair and nail care. This new category-focused organizational structure puts consumers first by specifically targeting how and where they shop, and what and why they purchase. In this new organizational structure, each division will have full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels, which we believe will drive profitable growth through targeted expertise.

The chart below reflects the anticipated allocation of the combined company brands across our expected new divisions:

Our key business strategies following the Transactions will be to:

•
Leverage the Strength and Scale of the Combined Company to Create a New Global Leader and Challenger in the Beauty Industry. We expect that the Transactions will create one of the world’s largest pure-play beauty companies, with pro forma combined annual revenues of approximately $9.2 billion based on fiscal 2015 performance, excluding annualized results for the acquired Bourjois brand and the Brazil Acquisition.

•
Expand in Attractive New Category, Through the Addition of the Hair Color and Styling Business. Following the Transactions, we will expand our product offering with the addition of the hair color and styling business, led by the Wella and Clairol brands, acquired in the acquisition of P&G Beauty Brands. The combined business will have a balanced portfolio across four product categories, each with a top three global position based on pro forma net sales.

•
Combine New Organic Growth Opportunities with a Well-Targeted Acquisition Strategy. Coty was founded in 1904 as a revolutionary mass fragrance company and over the last three decades has successfully completed a number of acquisitions to drive product, geographic and distribution platform diversity and growth. We will leverage further organic growth opportunities presented by the Transactions, and we are continuously evaluating and will also continue to evaluate potential acquisitions that would augment our portfolio going forward and further our progression towards becoming a global leader in beauty.

•
Drive Improvements in Margin, Profit and Free Cash Flow, Providing Financial Flexibility. We expect that after the Transactions, the combined operational and financial platform will allow us to drive meaningful earnings per share accretion and substantial incremental free cash flow generation, providing financial flexibility for the Company. In August 2016, our Board of Directors (the “Board”) approved a 10% increase in our annual dividend to $0.275 from $0.25 per share in the prior year on our Class A Common Stock and Class B Common Stock. We intend to further increase the annual dividend per share to $0.50 after completion of the Transactions, demonstrating our confidence in our ability to generate substantial cash flow.

•
Capitalize on Strong, Well-Aligned and Balanced Leadership Team. Following the Transactions, our new Chief Executive Officer, Camillo Pane, will oversee a management team, together with a broader leadership organization, consisting of executives from Coty and P&G, as well as key external hires.

Certain of the above strategies may be altered if the Transactions are not completed. See “Risk Factors—The Transactions may not be completed on the terms or timeline currently contemplated, or at all.”
Fragrances
Our Fragrances segment net revenues represented 46%, 50% and 51% of our net revenues in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, our Fragrances segment generated $2.013 billion, $2.178 billion and $2.324 billion in net revenues, respectively, and $288.9 million, $352.7 million and $341.2 million in operating income, respectively.

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
We own certain of the trademarks associated with our fragrance products and license other trademarks from celebrities, fashion houses and other lifestyle brands. In fiscal 2016, we manufactured 85% of our fragrance products at our manufacturing facilities, and we market and distribute our fragrance products globally through local affiliates and third-party distributors. In fiscal 2016, 2015 and 2014, the Americas represented 31% for each year, EMEA represented 52%, 52% and 53% , respectively, and Asia Pacific represented 17%, 17% and 16% , respectively, of our net revenues from our Fragrances segment.
Our top fragrance brands by percentage of net revenues are Calvin Klein, Marc Jacobs, Davidoff and Chloé. We have launched several new fragrance brands since 2011, including Balenciaga, Beyoncé, Bottega Veneta, Guess?, Katy Perry, Miu Miu and Roberto Cavalli.
Color Cosmetics
Net revenues from our Color Cosmetics segment represented 36%, 33% and 30% of our net revenues in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, our Color Cosmetics segment generated $1.548 billion, $1.445 billion and $1.366 billion in net revenues, respectively, and $213.7 million, $158.5 million and $154.2 million in operating income, respectively.
We are an emerging leader in color cosmetics. We are ranked 4th globally and 2nd in the combined North American and Western European mass retail markets. Our color cosmetics products include lip, eye, nail and facial color products. We maintain a #2 position in nail care products globally.
We have 10 brands in our Color Cosmetics segment, including Bourjois, which we acquired in fiscal 2015. Our top color cosmetics brands by percentage of net revenues are Rimmel, Sally Hansen and OPI. Most of our color cosmetics products are sold within mass distribution channels, with OPI mostly sold in professional distribution channels. Our strength in color cosmetics is driven by our OPI, Rimmel and Sally Hansen brands.
We own all the brands in our Color Cosmetics segment and their associated trademarks. We associate celebrities’ images in the advertising of some of our color cosmetics brands such as Cara Delevingne, Kate Moss, Georgia May Jagger and Rita Ora for Rimmel, Demi Lovato for N.Y.C. New York Color and Heidi Klum for Astor. In fiscal 2016, we manufactured 64% of our color cosmetics products at our manufacturing facilities. We market and distribute our color cosmetics products globally through our subsidiaries and our third-party distributors. In fiscal 2016, 2015 and 2014, the Americas represented 45%, 50% and 51%, respectively, EMEA represented 50%, 44% and 44%, respectively, and Asia Pacific represented 5%, 6% and 5%, respectively, of our net revenues from our Color Cosmetics segment.
Skin & Body Care
Our Skin & Body Care segment net revenues represented 16%, 17% and 19% of our net revenues in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, our Skin & Body Care segment generated $693.4 million, $771.9 million and $861.4 million in net revenues, respectively and $39.3 million, $33.1 million and $(337.3) million in operating income (loss), respectively.
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
We own Lancaster and philosophy and their trademarks, and we license the trademarks associated with adidas and Playboy. In fiscal 2016, we manufactured 62% of our skin & body care products at our manufacturing facilities. We market and distribute our skin & body care products globally through our subsidiaries and our third-party distributors. In fiscal 2016, 2015 and 2014, the Americas represented 37%, 38% and 34%, respectively, EMEA represented 51%, 50% and 55%, respectively, and Asia Pacific represented 12%, 12% and 11%, respectively, of our net revenues from our Skin & Body Care segment.
Brazil Acquisition
During fiscal 2016, we acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”). This acquisition additionally represents a separate segment. The Brazil Acquisition segment represents revenues and expenses generated from multiple product groupings such as skin care, nail care, deodorants, and hair care products which are principally sold within Brazil.
Our Brazil Acquisition segment net revenues represented 2% of our net revenues in fiscal 2016. In fiscal 2016, our Brazil Acquisition segment generated $95.5 in net revenues and $1.5 in operating income (loss).
Research and Development
Research and development is a pillar of our innovation. It combines cutting-edge research and technology, new ingredients and precise market testing, enabling us to develop and support the development of new products while continuing to improve our existing products. Our key new product developments with significant product innovation components in calendar years 2014 and 2015 included Rimmel Wonder’Lash mascara with Argan Oil, a patented creamy, volumizing and conditioning mascara, Sally Hansen Miracle Gel 2.0, the only two-step gel manicure with a plumping top coat that does not require light, philosophy ultimate miracle worker, featuring a patented multi-protection formula for the face and eyes, and Lancaster 365 Skin Repair Serum, which helps manage aging at the roots.  In calendar year 2016, our new product developments included Lancaster’s new generation sun protection that targets all rays of light in the known solar spectrum. Our products have received numerous awards, including awards from The Fragrance Foundation and CLIO.
We continuously seek to improve our products through research and development, and strive to provide the consumer with the best possible products. Our research and development teams work with our marketing and operations teams to identify recent trends and consumer needs and to bring products quickly to market. Additionally, our basic and applied research groups, which conduct longer-term research such as “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. As of June 30, 2016, we owned approximately 800 patents and patent applications globally.
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
As of June 30, 2016, we had approximately 300 employees engaged in research and development. Research and development expenditures totaled 1.1%, 1.1% and 1.0% of net revenues in fiscal 2016, 2015 and 2014, respectively. We maintain six research and development centers, which are located in the U.S., Europe, Brazil and China.
Suppliers, Manufacturing and Related Operations
We manufacture approximately 68% of our products in eight facilities around the world. These facilities are located in the U.S., Europe, Brazil and China. Several of these locations provide multi-segment manufacturing. Approximately 30% of our finished products are manufactured to our specifications by third parties.
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
We purchase the raw materials for all our products from various third parties. We also purchase packaging components that are manufactured to our design specifications. We work in collaboration with our suppliers to meet our stringent design and creative criteria. In fiscal 2016, no single supplier accounted for more than 10% of the materials used in the manufacture of our products.
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
Our marketing strategy creates a distinct image and personality for each brand. Many of our products are linked to recognized designers and design houses such as Balenciaga, Bottega Veneta, Calvin Klein, Chloé, Marc Jacobs, Miu Miu and Robert Cavalli, celebrities, such as Beyoncé Knowles, David Beckham, Enrique Iglesias, Jennifer Lopez and Katy Perry, and lifestyle brands, such as adidas, Davidoff and Playboy. Each of our brands is promoted with consistent logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. Our strategy is to promote these brands mostly in television, print, outdoor ads, in-store displays and online on brand sites and social networks. We also leverage our relationships with celebrities to endorse certain of our products. Recent campaigns include Cara Delevingne, Kate Moss and Georgia May Jagger for Rimmel, Jasmine Tookes and Tobias Sorensen for Calvin Klein Eternity NOW, Christy Turlington and Ed Burns for Calvin Klein Eternity and a television spot for Marc Jacobs Daisy Dream directed by long-time Marc Jacobs muse Sofia Coppola.
Our marketing efforts also benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities. Such activities are designed to attract consumers to our counters, displays and walls and make them try, or purchase, our products. We also engage in sampling and “gift-with-purchase” programs designed to stimulate product trials. We have more recently been expanding our digital marketing efforts, including through websites we do not control or operate, with a multi-pronged strategy that ranges from brand sites, social networking campaigns and blogs, to e-commerce. Currently, 41 of our brands have marketing sites, 36 have social networking activities, two have e-commerce capabilities and 12 are sold on branded e-commerce sites. We also partner with key “brick and mortar” retailers in their expansion into e-commerce.
Our consolidated expenses for advertising and promotional costs were $967.6 million, $1.008 billion and $1.070 billion in fiscal 2016, 2015 and 2014, respectively. Our consolidated expenses for total marketing and advertising were $1.364 billion, $1.471 billion and $1.563 billion in fiscal 2016, 2015 and 2014, respectively.
Distribution Channels and Retail Sales
We currently have offices in more than 35 countries and market, sell and distribute our products in over 130 countries and territories.
We have a balanced multi-channel distribution strategy and market products across price points in prestige and mass channels of distribution. We offer certain products through multiple distribution channels to reach a broader range of customers. We sell products in each of our segments through retailers, including hypermarkets, supermarkets, independent and chain drug stores and pharmacies, upscale perfumeries, upscale and mid-tier department stores, nail salons, specialty retailers, duty-free shops and traditional food, drug and mass retailers. Our principal retailers in the mass distribution channel include CVS, Shoppers Drug Mart, Target, Walgreens and Wal-Mart in the Americas; Auchan, Carrefour, DM Drogerie Markt, Tesco and Watson’s in EMEA; and Chemist Warehouse Group, Priceline Pharmacies and Watsons in Asia Pacific. Our principal retailers in the prestige distribution channel include Macy’s and Ulta in the Americas; Beauty Alliance, Boots, Mueller, Parfumerie Douglas and Watson in EMEA; Chemist Warehouse Group and Priceline Pharmacies in Asia Pacific; and Sephora in multiple geographic regions. Other principal retailers include Kohl’s and QVC in the Americas. In fiscal 2016, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets. In fiscal 2016, our top ten retailers combined accounted for 29% of our net revenues and Wal-Mart, our top retailer, accounted for 7% of our net revenues. We are pursuing our strategy of geographic expansion by selling through retailers, our subsidiaries or third-party distributors and our strategy of increasing our presence in e-commerce by selling through websites that support an e-commerce-only product distribution business, including our own branded websites. We believe our commercial expertise enhances our capabilities when we enter new markets where products must suit local consumer preferences, incomes and demographics.
We also sell a broad range of our products through travel retail sales channels, including duty-free shops, airlines, cruise lines and other tax-free zones. Travel retail sales channels represented 6% of our net revenues in fiscal 2016. In addition, we sell our products through the internet over our retail partners’ e-commerce sites and through online retailers, and we sell our philosophy products through philosophy-branded websites and through direct marketing via television.
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
In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we report revenues on a net basis, which reflects the amount of actual returns received and the amount established for anticipated returns. As a percentage of gross sales after customer discounts and allowances, returns accounted for approximately 3.0%, 3.3% and 3.9% in fiscal 2016, 2015 and 2014, respectively.
Competition
We compete against a number of manufacturers and marketers of fragrances, color cosmetics and personal care products. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the market. Competition is also increasing from private label products sold by apparel retailers and mass distribution retailers.
We believe that we compete primarily on the basis of perceived value, including pricing and innovation, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and mobile-commerce initiatives, direct sales and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. Refining product portfolios with more enhanced products and focusing the portfolio on a smaller number of high-potential brands has become a priority as we compete in the slower-growing developed markets.
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
We generally own the trademark rights in key sales countries in Trademark International Class 3 (covering cosmetics and perfumery) for use in connection with, among others, the following brands: Astor, Bourjois, Coty, Joop!, Jovan, Lancaster, Manhattan, N.Y.C. New York Color, OPI, philosophy, Rimmel and Sally Hansen. We license trademarks for the balance of our material product lines, and we are generally the exclusive trademark licensee for all Class 3 trademarks as used in connection with our products. We or our licensors, as the case may be, actively protect the trademarks used in our principal products in the U.S. and significant markets worldwide. We consider the protection of our trademarks to be essential to our business.
A number of our products also incorporate patented, patent-pending or proprietary technology in their respective formulations and/or packaging, and in some cases our product packaging is subject to copyright, trade dress or design protection. While we consider our patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of patents or copyrights, is material to the conduct of our business. As of June 30, 2016, we owned approximately 800 patents and patent applications globally.
Products representing a significant portion of our net revenues are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2016, we maintained 29 brand licenses. In fiscal 2016, 53% of our net revenues were generated from licensed brands, with our licensed power brands (our top six licenses) representing between 3% and 16% of total net revenues. In each of fiscal 2015 and 2014, 57% and 60% of our net revenues were generated from licensed brands, respectively.
Our existing licenses, including those for our power brands, impose obligations on us that we believe are common to many licensing relationships in the beauty industry. These obligations include:
•paying annual royalties on net sales of the licensed products;
•maintaining the quality of the licensed products and the image of applicable trademarks;

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
Most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels. The next power brand license scheduled to expire that does not provide for automatic renewal or renewal at our option expires in fiscal 2022. Three of our brand licenses expire during fiscal 2017. For additional risks associated with our licensing arrangements, see “—Risk Factors —Changes in relationships between Galleria and its brand licensors, or failure to maintain those relationships, following the Transactions could have a material adverse effect on us” and “—Risk Factors—We rely on brand licensors to manage and maintain their brands, and there is no guarantee that the licensors will maintain their celebrity status or positive association among the consumer public”.
We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information, see “—Risk Factors —Changes in relationships between Galleria and its brand licensors, or failure to maintain those relationships, following the Transactions could have a material adverse effect on us”, “—Risk Factors—We rely on brand licensors to manage and maintain their brands, and there is no guarantee that the licensors will maintain their celebrity status or positive association among the consumer public”, “—Risk Factors —If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted,” “—Risk Factors —Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and proprietary rights of other parties” and “—Risk Factors —The illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products could have a negative impact on our reputation and business”.
Employees
As of June 2016, we had approximately 10,060 full-time employees in over 35 countries. In addition, we employ a large number of seasonal contractors during our peak manufacturing and promotional season, primarily at our manufacturing facility in Sanford, North Carolina. We recognize the importance of our employees to our business and believe our relationship with our employees is satisfactory.
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
Item 1A. Risk Factors.
You should consider the following risks and all of the other information in this Annual Report on Form 10-K in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, may be materially and adversely affected.
Risks Relating to Our Business
The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.
We face vigorous competition from companies throughout the world, including large multinational consumer products companies. Some of our competitors have greater resources than we do and may be able to respond more effectively to changing business and economic conditions than we can. Most of our products compete with other widely-advertised brands within each product segment. Competition in the beauty business is based on pricing of products, quality of products and packaging, perceived value and quality of brands, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas or whether new competitors will emerge in the beauty business, including competitors who offer comparable products at more attractive prices. In particular, the fragrances segment and nail category in the U.S. are being influenced by the high volume of new product introductions by diverse companies across several different distribution channels, including private label brands and lower cost brands that have increased pricing pressure. In addition, further technological breakthroughs, new product offerings by competitors, and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy. Our ability to compete also depends on the continued strength of our products, including our power brands, other brands, and the P&G Beauty Brands the success of our branding, innovation and execution strategies, our ability to acquire or enter into new licenses and to continue to act as licensee of choice for various brands, the success of any future acquisitions, the continued diversity of our product offerings to help us compete effectively, the successful management of new product introductions and innovations, our success in entering new markets and expanding our business in existing geographies and our ability to protect our intellectual property. If we are unable to continue to compete effectively on a global basis, it could have an adverse impact on our business, results of operations and financial condition.
Rapid changes in market trends and consumer preferences could adversely affect our financial results.
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to industry trends and to changes in consumer preferences for fragrances, color cosmetics, skin & body care products and following the Transactions, haircare, consumer attitudes toward our industry and brands and changes in where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products and refine our approach as to how and where we market and sell our products. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer tastes cannot be predicted with certainty and can change rapidly, which could impact demand for our products. Additionally, due to the increasing use of social and digital media by consumers and the speed by which information and opinions are shared, trends and tastes may continue to change even more quickly. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our brand names and brand images may be impaired. Even if we react appropriately to changing trends and consumer preferences, consumers may consider our brand images to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, business, financial condition and operating results.
Our success depends on our ability to achieve our global business strategy, including our key business strategies following the Transactions.
Our future growth, profitability and cash flows depend upon our ability to successfully implement our global business strategy, which is dependent upon a number of factors, including our ability to:

•	develop our power brands portfolio through branding, innovation and execution;

•	execute any acquisitions efficiently and integrate businesses successfully;

•	identify and incubate new and existing brands with the potential to develop into global power brands;

•	innovate and develop new products that are appealing to the consumer;

•	extend our brands into the other segments of the beauty industry in which we compete and develop new brands;

•	acquire or enter into new licenses;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels within existing geographies to increase market presence, brand recognition and sales;

•	expand our market presence through alternative distribution channels;

•	expand margins through sales growth, the development of higher margin products and supply chain integration and efficiency initiatives;

•	optimize the efficiency of our marketing spend and in-store execution;

•	manage capital investments and working capital effectively to improve the generation of cash flow; and

•	execute any divestitures or discontinuations of any of our brands efficiently.
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
In May 2016, we announced that we intend to rationalize six to eight percent of combined company net revenues following the close of the Transactions by divesting or discontinuing non-strategic brands. We also intend to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels. It will take time to execute this strategy, which may result in expenses and charges as we exit such brands, and our ability to successfully do so could impact our results.
We may not realize the benefits that we expect from our Organizational Redesign.
On July 9, 2014, we announced an organizational structure (“Organizational Redesign”) aimed at reinforcing our growth path and strengthening our position as a global leader in beauty. Additionally, on November 3, 2015, we announced that after the completion of the Transactions, we intend to reorganize our business into three new divisions: Coty Luxury Division, Coty Consumer Beauty Division and Coty Professional Beauty Division (the “Post-Merger Reorganization”).
The successful implementation of our Organizational Redesign and our Post-Merger Reorganization presents significant organizational challenges and uncertainties and may also require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize in full the anticipated benefits from our Organizational Redesign or our Post-Merger Reorganization. Events and circumstances such as financial or strategic difficulties, unexpected employee turnover, delays and unexpected costs may occur that could result in us not realizing all of the anticipated benefits or us not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of our Organizational Redesign, our ability to fund other initiatives may be adversely affected. Any failure to implement our Organizational Redesign or our Post-Merger Reorganization in accordance with our expectations could adversely affect our business, results of operations and financial condition.
We may not be able to identify suitable acquisition targets or realize the full intended benefit of acquisitions we undertake.
During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. The assets we have acquired in the past several years represent a significant portion of our net assets. We continue to seek financially accretive acquisitions that we believe strengthen our competitive position in our key segments or accelerate our ability to grow our emerging markets presence, including, for example, our Brazil Acquisition and the Transactions.
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
We completed the Brazil Acquisition in February 2016 and expect to close the Transactions in October 2016. Our acquisition activities expose us to certain risks, including diversion of management attention from existing core businesses and potential loss of customers or key employees of acquired businesses. If required, the financing for an acquisition could increase our indebtedness, dilute the interests of our stockholders or both. The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. In addition, acquisitions of foreign businesses, such as the Brazil Acquisition, entail certain particular risks, including difficulties in markets and environments where we lack a significant presence, including inability to seize opportunities available in those markets in comparison to our global or local competitors. For example, our growth strategy may require us to seek market penetration through sales channels with which we are not familiar, which may be the dominant sales channels in the relevant geographies. To the extent we acquire businesses located in countries or jurisdictions with currencies other than the U.S. dollar, the U.S. dollar equivalent cost of the acquisition, as well as future profits and revenues, may be adversely impacted should exchange rates vary in unexpected ways. We may experience difficulties in integrating newly acquired businesses, such as the difficulties we experienced in our acquisition of TJoy relating to the earlier than expected departure of key employees and transition to new leadership. Even if we are able to integrate our acquired businesses, such transactions involve the risk of unanticipated or unknown liabilities, including with respect to environmental and regulatory matters. Our failure to successfully integrate any acquired business could have a material adverse effect on our business, financial condition and operating results.
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We currently have offices in more than 35 countries and market, sell and distribute our products in over 130 countries and territories. Our growth strategy depends in part on our ability to grow in emerging markets. Our presence in such markets may also expand as a result of our acquisitions, including the Brazil Acquisition and the Transactions.
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
Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OAC has wide discretion to settle claims for violations. We believe that a penalty or penalties that would result in a material loss are reasonably possible. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See Note 25, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements.
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
We are required, at least annually, or as facts and circumstances warrant, to test goodwill and other assets to determine if impairment has occurred. Impairment may result from any number of factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected net revenue growth rates, profitability or discount rates, or other variables. If the testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other assets and the implied fair value of the goodwill or the fair value of other assets in the period the determination is made. We cannot always accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, it would have an adverse effect on our financial condition and results of operations. During fiscal 2014 we recorded asset impairment charges of $316.9 million. The fiscal 2014 impairment charge of $60.5 million primarily related to TJoy’s trademark, customer relationships and manufacturing facility. Additionally, goodwill impairment charges of $256.4 on our Skin & Body Care reporting unit were included in the fiscal 2014 impairment charges. These asset impairment charges are described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations —Operating Income —Adjusted Operating Income —Asset Impairment Charges.”
The purchase price of future acquisitions may not be representative of the operations acquired.
During the past several years, we have taken advantage of selected acquisition opportunities that we believed would complement our current product offerings, expand our distribution channels, increase the size and geographic scope of our operations or otherwise offer operating efficiency opportunities and growth potential. Among other acquisitions in fiscal 2011, we acquired 100% of TJoy for a total cash purchase price of $351.7 million via a stock purchase. In fiscal 2014, we incurred asset impairment charges of $316.9 million, representing the write-off of goodwill, identifiable intangible assets and certain tangible assets with respect to our Skin & Body Care reporting unit. These impairment charges were driven by TJoy, where cash outflows significantly exceeded management expectations notwithstanding the reorganization of the management team and distribution network and the launch of new product offerings.
We are not aware of any other impairments at this time, and we cannot accurately predict the amount and timing of any other such impairments, if any. We may experience subsequent impairment charges with respect to goodwill, intangible assets or other items, as we did in fiscal 2014. It is possible that our recent and future acquisitions, such as the Bourjois acquisition, the Brazil Acquisition and the Transactions may result in acquisition of additional goodwill and/or other intangible assets. Any such goodwill or assets acquired may become subject to impairment, which would reflect that the purchase price paid or owed with respect to such acquisitions is not representative of the operations or business acquired, which could have an adverse effect on our financial condition and results of operations.
A general economic downturn, the debt crisis and economic environment in Europe or a sudden disruption in business conditions may affect consumer purchases of our products, which could adversely affect our financial results.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower, and may impact sales of our products. For example, our net revenues declined in the 2008-09 economic downturn, and our fiscal 2014 net revenues were affected by a slowdown in the U.S. beauty market in the segments in which we compete, particularly in the mass channel. Global events beyond our control may impact our business, operating results and financial condition. For example, the U.K. recently held a referendum in which a majority of voters voted to exit the European Union, which caused significant volatility in the financial markets. See “—The U.K.’s impending departure from the European Union could have a material adverse effect on us.”
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
We remain dependent upon others for our financing needs, and our debt agreements contain restrictive covenants. The Coty Credit Agreement, as amended by the Incremental Credit Agreement (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition-Liquidity and Capital Resources—Debt”) contains covenants requiring us to maintain specific financial ratios and contain certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness, dividends and other distributions and changes of control. There is a risk that these covenants could constrain execution of our business strategy and growth plans, including acquisitions. Should we decide to pursue an acquisition that requires financing that would result in a violation of our existing debt covenants, refusal of our current lenders to permit waivers or amendments to our existing covenants could delay or prevent consummation of our plans. The Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition-Liquidity and Capital Resources—Debt”) under the Coty Credit Agreement, as amended by the Amendment, will expire in October 2020, October 2020 and October 2022, respectively. There is no assurance that alternative financing or financing on as favorable terms will be found when these agreements expire. See also “—We expect to guarantee a significant amount of debt as a result of the Transactions” and “—Our debt facilities following completion of the Transactions will require us to continue to comply with specified financial covenants that may restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.”

We are subject to risks related to our international operations.
We operate on a global basis, and the majority of our fiscal 2016 net revenues was generated outside the U.S. We maintain offices in over 35 countries and have key operational facilities located outside the U.S. that manufacture, warehouse or distribute goods for sale throughout the world. In addition, during fiscal 2016, the Brazil Acquisition enhanced our footprint in Brazil. As of June 30, 2016, approximately 71% of our total net revenues, and approximately 45% of our long-lived assets were attributable to our foreign operations. Non-U.S. operations are subject to many risks and uncertainties, including:

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
Substantially all of our cash and cash equivalents that result from these earnings remain outside the U.S. As of June 30, 2016, 2015 and 2014, cash and cash equivalents in foreign operations included $364.8 million, $337.7 million and $1.233 billion, or 98%, 99% and 99.6% of aggregate cash and cash equivalents, respectively.
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
The U.K.’s impending departure from the European Union could have a material adverse effect on us.
On June 23, 2016, the U.K. held a referendum in which a majority of voters voted to exit the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will commence negotiations to determine the terms of the U.K.’s withdrawal from the European Union. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect us.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations, in particular in the value of the British pound and euro. The announcement of Brexit and the withdrawal of the U.K. from the

European Union may also create global economic uncertainty, which may cause our customers to reevaluate their spending budgets. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, results of operations and financial condition.
Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the euro, the British pound, the Polish zloty, the Russian ruble, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our financial condition and results of operations.
Our failure to protect our reputation, or the failure of our partners to protect their reputations, could have a material adverse effect on our brand images.
Our ability to maintain our reputation is critical to our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Similarly, as a result of the Transactions, our reputation could be jeopardized if P&G fails to maintain product quality and integrity standards that impact P&G Beauty Brands prior to or following the closing of the Transactions. Any negative publicity about these types of concerns may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, including applicable U.S. trade sanctions, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. See “—Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks” and “—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations.” We are also dependent on the reputations of our brand partners and licensors, which can be affected by matters outside of our control. Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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
The retail industry, particularly in the U.S. and Europe, has continued to experience consolidation and other ownership changes, and the business environment for selling fragrances, color cosmetics, and skin & body care products may change further. During the last several years, significant consolidation has occurred. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on key retailers that control a higher percentage of retail locations, including large-format retailers and consolidated entities that own retail chains in both the mass and prestige distribution channels, which have increased their bargaining strength. Major retailers may, in the future, continue to consolidate, undergo restructuring or realign their affiliations, which could decrease the number of stores that sell our products or increase ownership concentration within the retail industry. Further business combinations among retailers may impede our growth and the implementation of our business strategy. In addition, the highly competitive U.S. discount and drug store environment has resulted in financial difficulties and store closings for a number of retailers, several of whom have liquidated or been acquired as a result. During the first half of fiscal 2014, retailers, particularly in North America, reduced to a substantial extent their inventories of products, including our products. In fiscal 2016, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets, including the U.S.
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
Furthermore, P&G Beauty Brands has contracts with third-party suppliers, vendors, customers, landlords and other business partners which may require us or it to obtain consents from these other parties in connection with our transaction with P&G. If these consents cannot be obtained, we or the P&G Beauty Brands may suffer a loss of potential future revenues and may lose rights that are material to our or its respective businesses and the business of the combined company. In addition, third parties with whom we or the P&G Beauty Brands currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction.

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
Our success depends, in part, on our ability to retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense, and although our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. These risks may be exacerbated by the stresses associated with the integration of Galleria, implementation of our strategic plan, our recently announced reorganization, recent changes in our senior management team and other initiatives.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, restrictions or requirements related to product content, labeling and packaging, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, could adversely affect our financial results. See “—The U.K.’s impending departure from the European Union could have a material adverse effect on us”.

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

We are involved in litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.
We are involved in lawsuits in the ordinary course of our business. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, either of which could adversely affect our business, financial conditions, or results of operations.
Our stock repurchase program could affect our stock price and increase stock price volatility.
Any repurchases pursuant to our stock repurchase program initially announced on February 14, 2014 could affect our stock price and increase volatility. The existence of a stock repurchase program could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline. See “—We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.”
We are controlled by JAB Cosmetics, B.V. (“JABC”), Lucresca SE (“Lucresca”), and Agnaten SE (“Agnaten”). As a result of their control of us, they have the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.
We are controlled by JABC. Lucresca and Agnaten indirectly share voting and investment control over the shares held by JABC. As of August 15, 2016, JABC holds 100% of our outstanding Class B Common Stock, 9.8% of our Class A Common Stock and 97.5% of the combined voting power of our outstanding common stock. Each share of our Class B common stock has ten votes per share, and our Class A Common Stock has one vote per share. As a result, JABC, Lucresca and Agnaten have the ability to exercise control over decisions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and significant corporate transactions, such as a merger or other sale of the Company or its assets. JABC, Lucresca and Agnaten have the ability to make these decisions regardless of whether others believe that such change or transaction is in our best interests. So long as JABC or affiliates of JABC continue to beneficially own a sufficient number of shares of Class B Common Stock, even if they own significantly less than 50% of the shares of our outstanding common stock, they will continue to be able to effectively control stockholder decisions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive stockholders of an opportunity to receive a premium for their Class A Common Stock as part of a sale of the Company and may negatively affect the market price of our Class A Common Stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
While our Board in fact has a majority of independent directors, our Remuneration and Nomination Committee does not consist solely of independent directors. As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Risks Relating to the Transactions
If the Distribution does not qualify as a tax-free transaction under sections 355 or 368(a)(1)(D) of the Code or the Merger does not qualify as a tax-free “reorganization” under section 368(a) of the Code, including as a result of actions taken in connection with the Distribution or the Merger or as a result of subsequent acquisitions of us, P&G or Galleria Company common stock, then P&G and its shareholders may incur substantial U.S. federal income tax liability, and we may have substantial indemnification obligations to P&G under the Tax Matters Agreement.
The completion of the distribution by P&G of its shares of Galleria Co. (“Galleria Company”) common stock to P&G shareholders (the “Distribution”) is conditioned upon P&G’s receipt of a written opinion from Cadwalader, Wickersham & Taft LLP, special tax counsel to P&G, to the effect that the (i) Galleria Transfer (as defined below), taken together with the Distribution, should qualify as a tax-free reorganization pursuant to section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”), (ii) Distribution, as such, should qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, and (iii) Merger (as defined below) should not cause section 355(e) of the Code to apply to the Distribution. In addition, the consummation of the Merger is conditioned on the receipt by P&G of a tax opinion from Cadwalader, Wickersham & Taft LLP, special tax counsel to P&G, and by us of a tax opinion from McDermott Will & Emery LLP, our special tax counsel, in each case, to the effect that the Merger will qualify for U.S. federal income tax purposes as a reorganization within the meaning of section 368(a) of the Code. The opinions will be based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by us, P&G, Galleria Company and Green Acquisition Sub Inc. (“Merger Sub”) which, if incorrect or inaccurate in any material respect, could jeopardize the conclusions reached by special tax counsel in their opinions. None of us, P&G, Galleria Company or Merger Sub is aware of any facts or circumstances that would cause the assumptions or representations to be relied upon in the above-described tax opinions to be untrue or incomplete in any material respect or that would preclude any of us, P&G, Galleria Company or Merger Sub from complying with all applicable covenants. None of us, P&G, Galleria Company or Merger Sub intends to waive these conditions. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete or any applicable covenant to be satisfied in all material respects, could adversely affect the conclusions reached by counsel. Furthermore, it should be noted that there is a lack of binding administrative and judicial authority addressing the qualification under sections 355 and 368(a)(1)(D) of the Code of transactions substantially similar to the Distribution and the Merger, the opinions will not be binding on the IRS or a court, and the IRS or a court may not agree with the opinions. As a result, while it is impossible to determine the likelihood that the IRS or a court could disagree with the conclusions of the above-described opinions, the IRS could assert, and a court could determine, that the Distribution and Merger should be treated as taxable transactions. As used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Brands by P&G to Galleria Company in exchange for Galleria Company common stock, any distribution to P&G of a portion of the amount calculated pursuant to the Transaction Agreement for the recapitalization of Galleria Company and the assumption of certain liabilities related to P&G Beauty Brands, in each case in accordance with the Transaction Agreement.
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
Even if the Galleria Transfer and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria Company was acquired (including, in the latter case, through the acquisition of our stock in or after the Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of our common stock, P&G common stock or Galleria Company common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we, P&G or Galleria Company may be able to rebut that presumption. While the Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders are expected to hold at least 54%, and in all events will hold more than 52%, of our outstanding common stock immediately following the Merger. However, if the IRS were to determine that other acquisitions of our shares of stock, P&G common stock or Galleria Company common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria Company common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution which generally causes a deemed sale of Galleria Company’s assets upon a taxable Distribution.

In such case, to the extent that P&G is responsible for the resulting transaction taxes, we generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria Company’s assets as a result of the protective election under section 336(e) of the Code taking effect.
Under the Tax Matters Agreement, we and each of our consolidated subsidiaries, including Galleria Company after the consummation of the Merger (the “Coty Group”), would be required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Distribution were taxable to P&G as a result of the acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement. In addition, the Coty Group would be required to indemnify P&G for any tax liabilities resulting from the failure of the Merger to qualify as a reorganization under section 368(a) of the Code or the failure of the Distribution to qualify as a tax-free reorganization under sections 355 and 368(a) of the Code (including, in each case, failure to so qualify under a similar provision of state or local law) to the extent that such failure is attributable to a breach of certain representations and warranties by us or certain actions or omissions of the Coty Group. Tax-related losses attributable both to actions or omissions by the Coty Group, on the one hand, and certain actions or omissions by P&G, on the other hand, would be shared according to the relative fault of us and P&G. If the Coty Group is required to indemnify P&G in the event of a taxable Distribution, this indemnification obligation would be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations. Except as described above, P&G would not be entitled to indemnification under the Tax Matters Agreement with respect to any taxable gain recognized in the Distribution. To the extent that we have any liability for any taxes of P&G, Galleria Company or any of their affiliates with respect to the Transactions that do not result from actions or omissions for which the Coty Group is liable as described above, P&G must indemnify us for such tax-related losses.
We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.
The Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub will require that we and Galleria Company, for a two-year period following the closing of the Merger, generally avoid taking certain actions. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in us is acquired or that could otherwise cause the Distribution, Merger and/or certain related transactions to become taxable to P&G. Unless we deliver an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause certain of the transactions contemplated under the Transaction Agreement to become taxable, we and Galleria Company are each generally prohibited or restricted during the two-year period following the closing of the Merger from:

•	subject to specified exceptions, issuing stock (or stock equivalents) or recapitalizing, repurchasing, redeeming or otherwise participating in acquisitions of its stock;

•	amending its certificate of incorporation or other organizational documents to affect the voting rights of its stock;

•
merging or consolidating with another entity, or liquidating or partially liquidating, except for any merger, consolidation, liquidation or partial liquidation that is disregarded for U.S. federal income tax purposes;

•	discontinuing, selling, transferring or ceasing to maintain the Galleria Company active business under section 355(b) of the Code;

•
taking any action that permits a proposed acquisition of our stock or Galleria Company stock to occur by means of an agreement to which none of us, Galleria Company or their affiliates is a party (including by soliciting a tender offer for Galleria Company stock or our stock, participating in or otherwise supporting any unsolicited tender offer for such stock or redeeming rights under a shareholder rights plan with respect to such stock); and

•	engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution, Merger and/or certain related transactions.
Under the Tax Matters Agreement, we and our affiliates would be required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Galleria Transfer, taken together with the Distribution, fails to qualify for tax-free treatment as a result of the direct or indirect acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement.
Due to these restrictions and indemnification obligations under the Tax Matters Agreement, many strategic alternatives may be unavailable to us during the two-year period following the consummation of the Merger, which could have a material adverse effect on our liquidity and financial condition. We may be limited during this period in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may maximize the value of our business and that may otherwise be in our best interests. Also, the restrictions and our potential indemnity obligation to P&G might discourage, delay or prevent a change of control transaction during this two-year period that our stockholders may consider favorable to our ability to pursue strategic alternatives.
Sales of shares of our common stock after the Transactions may negatively affect the market price of our common stock.
The shares of our common stock issued in the Merger to holders of shares of Galleria Company common stock will generally be eligible for immediate resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the completion of the Transactions or even the perception that these sales could occur.
It is expected that immediately after the completion of the Transactions, P&G shareholders or former P&G shareholders will hold approximately 54% of the fully diluted shares of our common stock and our existing stockholders will hold approximately 46% of the fully diluted shares of our common stock.
Currently, P&G shareholders include index funds that have performance tied to the Standard & Poor’s 500 Index, the Dow Jones Industrial Average or other stock indices, and institutional investors subject to various investing guidelines. Because we may not be included in these indices following completion of the Transactions or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide not to participate in the exchange offer conducted by P&G to exchange shares of Galleria Company owned by P&G for shares of P&G common stock, or, if the exchange offer is not fully subscribed, may decide to or may be required to sell the shares of our common stock that they receive in any subsequent pro rata distribution of any remaining shares following completion of an exchange offer. Alternatively, the index funds and institutional investors may participate in the exchange offer and may decide to or may be required to sell the shares of our common stock that they receive in the Merger. In addition, the investment fiduciaries of P&G’s defined contribution plans may decide to sell any of our common stock that the trusts receive in the Transactions, or not participate in the exchange offer, in response to fiduciary obligations under applicable law. These sales, or the possibility that these sales may occur, could negatively affect the market price of our common stock and may make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that it deems appropriate.
The calculation of the merger consideration will not be adjusted if there is a change in the value of P&G Beauty Brands or its assets or our value before the Merger is completed.
The calculation of the number of shares of our common stock to be distributed in the Merger will not be adjusted if there is a change in the value of P&G Beauty Brands or its assets or our value prior to the consummation of the Merger. While we will not be required to consummate the Merger if there has been any “material adverse effect” on P&G Beauty Brands, we will not be permitted to terminate the Transaction Agreement because of the occurrence of events that do not fall within this definition, including changes in the market price of our common stock or changes in the value of P&G Beauty Brands that do not otherwise constitute a material adverse effect on P&G Beauty Brands.
The Transactions may not be completed on the terms or timeline currently contemplated, or at all.
The completion of the Transactions is subject to numerous conditions, including (1) the completion of the transfer by P&G and its subsidiaries of certain specified assets and liabilities related to P&G Beauty Brands (“Galleria”) to Galleria Company (the “Separation”) and Distribution, (2) the satisfaction of the conditions to P&G’s obligation to complete the exchange offer, (3) the conversion of all outstanding shares of our Class B Common Stock into shares of our Class A Common Stock, (4) the receipt of written tax opinions from special tax counsel to P&G and our special tax counsel, and (5) other customary conditions. There is no assurance that the Transactions will be completed on the terms or timeline currently contemplated, or at all. We and P&G have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are completed.
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
Failure to complete the Transactions could materially and adversely impact the market price of our Class A Common Stock as well as our business, liquidity, financial condition and results of operations.
If the Transactions are not completed for any reason, the price of our common stock may decline significantly. In addition, we are subject to additional risks, including, among others:

•
substantial costs related to the Transactions, such as advisory, legal, accounting, integration and other professional fees and regulatory filing and financial printing fees, which must be paid regardless of whether the Transactions are completed; and

•	potential disruption of our business and distraction of our workforce and management team.
We expect to incur significant costs associated with the Transactions that could affect our period-to-period operating results following the completion of the Transactions.
At the time of announcement of the Transactions in July 2015, we anticipated that we would incur charges of an aggregate of approximately $500 million and capital expenditures of approximately $400 million as a result of costs associated with the Transactions. We currently anticipate that we will incur a total of approximately $1.2 billion of operating expenses and capital expenditures of approximately $500 million. Some of the factors affecting the costs associated with the Transactions include the timing of the completion of the Transactions, the resources required in integrating Galleria with our existing businesses and the length of time during which transition services are provided to us by P&G. The amount and timing of this charge could adversely affect our liquidity, cash flows and period-to-period operating results, which could result in a reduction in the market price of shares of our common stock.
Any delay in completing the Transactions may reduce or eliminate the benefits that we expect to achieve.
The Transactions are subject to a number of conditions beyond our and P&G’s control that may prevent, delay or otherwise materially adversely affect the completion of the Transactions. We and P&G cannot predict whether and when these conditions will be satisfied. Any delay in completing the Transactions could cause the combined company not to realize some or all of the synergies that we and P&G expect to achieve if the Transactions are successfully completed within the expected time frame.
The integration of Galleria with us may not be successful or anticipated benefits from the Transactions may not be realized.
After completion of the Transactions, we will have significantly more sales, assets and employees than we did prior to the Transactions. The integration process will require us to expand the scope of our operations and financial, accounting and control systems. Our management will be required to devote a substantial amount of time and attention to the process of integrating Galleria with our business operations. The integration process is often difficult and management involvement is inherent in that process. These difficulties include:

•	integrating the operations of Galleria while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before the Transactions;

•	coordinating businesses located in new geographic regions, including significantly increased international operations;

•	operating a hair color business, which is a new category in the beauty industry for us;

•	operating nine additional large manufacturing facilities in the United States, Germany, Thailand, Mexico, Russia and the U.K.;

•	maintaining and protecting the competitive advantages of Galleria, including the trade secrets, know-how and intellectual property related to its production processes;

•	integrating business cultures and processes;

•	retaining personnel associated with Galleria;

•	implementing a new system for the distribution and sale of Galleria products to replace the P&G direct sales force, and integrating that system with our current sales and distribution organization;

•	implementing uniform standards, controls, procedures, policies and information systems and minimizing costs associated with such matters; and

•	integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
We may not be able to successfully or cost-effectively integrate Galleria. While under the Transition Services Agreement, P&G will provide limited transition services to us while Galleria is being integrated into Coty, the term of the Transition Services Agreement will be for a limited period of time following the completion of the Transactions, which may not be sufficiently long for purposes of the integration. The process of integrating Galleria into our operations may cause an interruption of, or loss of momentum in, the activities of Galleria’s or our businesses. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations may be materially adversely affected.
As a combined company, we may not achieve some or any of the synergies that we expect to achieve if the Transactions are successfully completed. Even if we are able to combine the two business operations, it may not be possible to realize the full benefits, including increased sales volume, that we currently expect to result from the Transactions, or to realize those benefits within the time frame that is currently expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by unanticipated costs or integration delays. In addition, the benefits of the Transactions may be offset by increased operating costs relating to changes in commodity or energy prices, increased competition or other risks and uncertainties. If we fail to realize the benefits we anticipate from the Transactions, our results of operations may be adversely affected.
If the operating results for Galleria following the Transactions are below our expectations, we may not achieve the increases in revenues and net earnings that we expect as a result of the Transactions.
We have projected that we will derive a significant portion of our revenues and net earnings from the operations of Galleria after the Transactions. Therefore, any negative impact on those business operations could harm our operating results. Some of the significant factors that could harm the operations of Galleria, and therefore harm our future combined operating results after the Transactions, include:

•	increases in raw materials, energy and packaging costs for Galleria, including the cost of essential oils, alcohol and specialty chemicals;

•	more intense competitive pressure from existing or new companies;

•	difficulties meeting demand for Galleria products;

•	fluctuations in the exchange rates in the jurisdictions in which the combined company operates;

•	increases in promotional costs for Galleria; and

•	a decline in the markets served by Galleria.
The Transactions will expose us to risks inherent in the hair color business, and risks inherent in those geographies where Galleria currently operates.
If consummated successfully, the Transactions would create one of the world’s largest beauty companies and would represent a significant transformation of our existing business. Upon completion of the Transactions, we would be subject to a variety of risks associated with the hair color business, in addition to those we already face in the fragrance, color cosmetics and skin and body care businesses. These risks include changes in consumer preferences, volatility in the prices of raw materials, consumer perceptions of the brands, competition in the retail market and other risks. In addition, we will be exposed to risks inherent in operating in geographies in which we have not operated in or has been less present in the past.
We may be unable to manage our growth effectively, which would harm our business, results of operations and financial condition.
Following the Transactions, we plan to invest in Galleria to grow and leverage our increased scale to benefit our entire beauty portfolio. Our growth strategy, including our strategy with respect to Galleria, may place a strain on our management team, information systems, labor, manufacturing and distribution capacity. P&G Beauty Brands has experienced in the past, and Galleria may experience in the future, manufacturing capacity constraints, particularly in periods where customer demand exceeds management’s expectations. We may determine that it is necessary to invest substantial capital in order to secure additional manufacturing and distribution capacity to accommodate the expected growth of our business. There may also be a delay between our decision to invest in our manufacturing and distribution capacity and the time when such capacity is available for use. If we do not make, or are unable to make, the necessary expenditures to accommodate our future growth, or if a significant amount of time passes between our decision to invest and the time in which such capacity is available for use, we may not be successful in executing our growth strategy. If we are unable to effectively address any future capacity constraints within our business, or otherwise manage our future growth, our business, results of operations and financial condition may be adversely affected.
Changes in relationships between Galleria and its brand licensors, or failure to maintain those relationships, following the Transactions could have a material adverse effect on us.
The rights to market and sell certain fine fragrance brands are derived from licenses from unaffiliated third parties and its business is dependent upon the continuation and renewal of those licenses on favorable terms. As of June 30, 2015, P&G Beauty Brands maintained 12 brand license agreements, which collectively accounted for 36% of its net sales in fiscal 2015. As of June 30, 2016, we maintained 29 brand license agreements, which collectively accounted for 53% of our net revenues in fiscal 2016. In addition to our brand licenses, we also have other arrangements in place granting us rights to use trademarks and certain other intellectual property in products marketed under both our licensed and owned brands. In fiscal 2016, our top six licensed brands collectively accounted for 39% of our net revenues, and each represented between 3% and 16% of net revenues. With the exception of the Dolce & Gabbana and Christina Aguilera fragrance licenses, we and P&G have obtained the consent of brand licensors, to the extent required in connection with the Transactions, for the transfer of the applicable brand licenses from P&G Beauty Brands to us in the Transactions. Notwithstanding, these brand licensors may reduce the scope of their relationship with Galleria in anticipation of the Transactions or with us following completion of the Transactions. Any such reduction, or our inability to renew a brand license agreement upon favorable terms or otherwise, could have a material adverse effect on our business, financial condition and results of operations following the Transactions and could limit our ability to achieve the anticipated benefits of the Transactions.
We rely on brand licensors to manage and maintain their brands, and there is no guarantee that the licensors will maintain their celebrity status or positive association among the consumer public.
We, including Galleria following completion of the Transactions, rely on our brand licensors to manage and maintain their brands. Many of these brand licenses are with celebrities whose public personae we believe are in line with our current business strategy. Since we do not maintain control over such celebrities’ brand and image, however, they are subject to change at any time without notice, and there can be no assurance that these celebrity licensors will maintain the appropriate celebrity status or positive association among the consumer public to maintain sales of products bearing their names and likeness at the projected sales levels. As a result of the Transactions, such brand licensors may wish to renegotiate or terminate their agreements given management change. Similarly, since we are not responsible for the brand or image of our designer licensors, sales of related products or projected sales of related products could suffer if the designer suffers a general decline in the popularity of its brands due to mismanagement, changes in fashion or consumer preferences, or other factors beyond our control.
Our success is also partially dependent on the reputation of our respective brand licensors and the goodwill associated with their intellectual property. These licensors’ reputation or goodwill may be harmed due to factors outside our control, which could have a material adverse effect on our business, financial condition and results of operations. In addition, in the event that any of these licensors were to enter bankruptcy proceedings, we could lose our rights to use the intellectual property that the applicable licensors license us to use.
Our brand licenses may be terminated if specified conditions are not met.
Our and Galleria’s existing brand licenses run for varying periods with varying renewal options and may be terminated if certain conditions, such as royalty payments, are not met. These brand licenses impose various obligations on us and Galleria which we believe are common to many licensing relationships in the beauty industry. These obligations include:
•paying annual royalties on net sales of the licensed products;
•maintaining the quality of the licensed products and the image of applicable trademarks;

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
•expanding the sales of the licensed products and/or the markets in which they are sold;
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
If, following the Transactions, we breach any of these obligations or any other obligations set forth in any of these brand license agreements, our rights under the applicable brand license agreements could be terminated, which could have a material adverse effect on our business, financial condition and results of operations.
We expect to guarantee a significant amount of debt as a result of the Transactions.
At the completion of the Transactions, to the extent the requirements of the Transaction Agreement are satisfied, we will guarantee Galleria Company’s obligations under Galleria Company’s $4.5 billion senior secured credit facilities. Galleria Company’s obligations are contractually agreed to be $2.9 billion, but are subject to specified adjustments, which may result in the incurred amount being significantly higher or lower. The terms of this debt, as well as the Senior Secured Facilities, will permit us to incur a substantial amount of additional indebtedness, including secured debt.
Our ability to make scheduled payments under, or to refinance, our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to specified financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Since our debt agreements restrict our ability to dispose of assets, we may not be able to consummate such dispositions, and this could result in our inability to meet our debt service obligations.
In addition, this indebtedness could have other important consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates to the extent that our indebtedness bears interest at variable rates;

•
making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.

If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.
Our debt facilities following completion of the Transactions will require us to continue to comply with specified financial covenants that may restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.
We remain dependent upon others for our financing needs, and our debt agreements currently contain, and will contain following the closing of the Transactions, restrictive covenants. The Coty Credit Agreement, which governs the Senior Secured Facilities contains, and following the Transactions the credit agreement governing Galleria Company’s $4.5 billion senior secured credit facilities will contain, covenants requiring us to maintain specific financial ratios and contain certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness, dividends and other distributions and changes of control. There is a risk that these covenants could constrain execution of our business strategy and growth plans following the Transactions, including acquisitions. Should we decide to pursue an acquisition that requires financing that would violate our debt covenants, refusal of our lenders to permit waivers or amendments to our covenants could delay or prevent consummation of our plans. The Senior Secured Facilities will expire in 2022 and Galleria Company’s $4.5 billion senior secured credit facilities will expire seven years after the initial funding, which must occur shortly following the closing of the Transactions. There is no assurance that alternative financing or financing on as favorable terms will be found when these facilities expire.
Following the completion of the Transactions, JABC will remain our largest stockholder, owning approximately 36% of the fully diluted shares of Class A Common Stock, and will have the ability to exercise significant influence over decisions requiring stockholder approval.
We are currently controlled by JABC, Lucresca and Agnaten. Lucresca and Agnaten indirectly share voting and investment control over the shares of the Class A Common Stock and Class B Common Stock held by JABC. Following the completion of the Transactions, JABC will remain our largest stockholder, owning approximately 36% of the fully diluted shares of Class A Common Stock. As a result, JABC, Lucresca and Agnaten will continue to have the ability to exercise significant influence over decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets.
This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of Class A Common Stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Item 1B. Unresolved Staff Comments.
None.

Table of Contents

Item 2. Properties.
We occupy numerous offices, manufacturing and distribution facilities in the U.S. and abroad. Our principal executive office is located in New York, New York. Following the closing of the Transactions, our principal executive office will be located in London, England. We have six research and development facilities worldwide, located in the United States, Europe, China and Brazil. We also operate manufacturing facilities in the United States, Europe, China and Brazil. In fiscal 2012, we created a fragrance “Center of Excellence” for research and development and centralized global supply chain management in Geneva, Switzerland.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of August 15, 2016. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use
New York, New York (leased)	Corporate/Commercial
North Hollywood, California (multiple locations) (leased)	Manufacturing/Commercial/R&D
Morris Plains, New Jersey (leased)	R&D
Sanford, North Carolina (owned)	Manufacturing
Ashford, England (land leased, building owned)	Manufacturing
Chartres, France (owned)	Manufacturing
Paris, France (2 locations) (leased)	Corporate/Commercial
Geneva, Switzerland (leased)	Corporate/Commercial/R&D
Monaco (2 locations) (leased)	Manufacturing/R&D
Granollers, Spain (owned)	Manufacturing
Jiangsu Province, China (land leased, building owned)	Manufacturing/Commercial/R&D
Goiás, Brazil (R&D facility leased, manufacturing facility owned)	Manufacturing/R&D
Item 3. Legal Proceedings.
On June 28, 2013, we voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) information relating to overall compliance with U.S. antiboycott laws by our majority-owned subsidiary in the United Arab Emirates, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S. origin goods. We believe the inclusion of this legend may constitute violations of U.S. antiboycott laws. The disclosure addressed our findings and the remedial actions we have taken to date. OAC continues to review our voluntary disclosure. We cannot predict when OAC will complete its review. In July 2016, we entered into a tolling agreement with the OAC extending the statute of limitations on the OAC’s investigation until November 30, 2016.
OAC has wide discretion to settle claims for violations. We believe that it is reasonably possible that OAC may impose a penalty or penalties that would result in a material loss. Irrespective of any penalty, we could suffer other adverse effects on our business as a result of any violations or the potential violations, including legal costs and harm to our reputation, and we also will incur costs associated with our efforts to improve our compliance procedures. We have not established a reserve for potential penalties. We do not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed. See “Risk Factors—We may incur penalties and experience other adverse effects on our business as a result of possible EAR violations” and Note 25, “Commitments and Contingencies” in the notes to our Consolidated Financial Statements.
In addition, we are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business. While we cannot predict any final outcomes, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock is listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “COTY”.

	Fiscal 2016			Fiscal 2015
	High	Low	Cash Dividends	High	Low	Cash Dividends
July 1 - September 30	$32.72	$24.90	$—	$18.47	$16.39	$—
October 1 - December 31	30.76	25.17	0.25	21.00	15.74	0.20
January 1 - March 31	29.59	21.48	—	24.71	18.33	—
April 1 - June 30	31.60	24.74	—	32.62	23.26	—
Our Class B Common Stock is not listed or publicly traded on any exchange.
Stockholders of Record
As of June 30, 2016 there were 22 stockholders of record of our Class A Common Stock and one stockholder of record of our Class B Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
Generally, subject to legally available funds, we intend to pay an annual cash dividend on our Class A Common Stock and Class B Common Stock in the second quarter of each fiscal year. Our ability to pay dividends has certain risks and limitations, and we cannot assure you that any dividends will be paid in the anticipated amounts and frequency, or at all. Our Board retains the right to change our intention to pay dividends at any time. The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board. In the first quarter of fiscal 2017, on August 1, 2016, we announced that our Board approved an increase in our annual cash dividend to $0.275 from $0.25 per share on our Class A Common Stock and Class B Common Stock. We expect to pay the cash dividend on August 19, 2016 to stockholders of record at the close of business on August 11, 2016.
In the first quarter of fiscal 2016, we declared a cash dividend of $0.25 per share, or approximately $90.1 million, on our Class A Common Stock and Class B Common Stock. Of the $90.1 million, $89.0 million was paid in the second quarter of fiscal 2016 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2015. The remaining $1.1 million is paid as restricted stock units settle.
In the first quarter of fiscal 2015, we declared a cash dividend of $0.20 per share, or approximately $71.9 million, on our Class A Common Stock and Class B Common Stock. Of the $71.9 million, $71.0 million was paid in the second quarter of fiscal 2015 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2014. The remaining $0.9 million is paid as restricted stock units settle.
As of June 30, 2016, we are required to comply with certain covenants contained within the Coty Credit Agreement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt”). These covenants within the Agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt.” In addition, the Transaction Agreement restricts our ability to declare, set aside, make or pay any dividends, other than in the ordinary course and in an amount not to exceed $0.25 per share, prior to the closing of the Transactions, without P&G consent. See also “Risk Factors—Risks Relating to the Transactions—We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.”

Market Performance Graph
Comparison of Cumulative Total Return Since Date of IPO(a)
Coty Inc., The S&P 500 Index, and Fiscal 2016 Peer Group (b)
(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 13, 2013, the date of the IPO.
(b) The Peer Group includes L'Oréal S.A., Avon Products, Inc., Estee Lauder Companies, Inc., Revlon, Inc., and Elizabeth Arden, Inc.
The Market Performance Graph above assumes a $100.00 investment on June 13, 2013, in Coty Inc.’s common stock (on the date of the IPO), the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans(d) (excluding securities(e) reflected in column(1))
Equity compensation plans approved by security holders
Options	6,420,295	$11.41
Series A Preferred Stock	1,029,633	27.97
Restricted Stock Units	4,219,465	n/a
Subtotal	11,669,393	—	13,123,294
Equity compensation plans not approved by security holders
Options (a)	819,038	$9.98	—
Series A Preferred Stock (b)	645,921	27.97
Phantom Units (c)	349,432	n/a
Subtotal	1,814,391	—	—
Total	13,483,784		13,123,294

n/a is not applicable
(a) Executive Ownership Plan. From fiscal 2008 until December 2012, we invited certain key executives to purchase shares of our common stock, and receive stock options to match such purchases, through our Executive Ownership Plan. The Executive Ownership Plan was replaced by the Platinum Program in December 2012. Executives who participated in the Executive Ownership Plan could purchase an amount of restricted shares of our common stock, equal to their APP award for the prior fiscal year. If an executive purchased restricted shares under the Executive Ownership Plan, such executive would receive matching stock options. All matching stock options have five-year cliff vesting tied to continued employment with us and continued ownership of the restricted shares that the matching stock options match.
(b) On April 14, 2015, a duly constituted committee of the Board unanimously approved employment inducement awards outside of the Company’s Equity and Long-Term Incentive Plan of Series A Preferred Stock in the amount of 645,921 shares to Camillo Pane who had, at that time, been announced as the Company’s new EVP of Category Development.
(c) On December 1, 2014, the Board granted Lambertus J.H. Becht an award of 49,432 phantom units (the “December Grant”). On July 21, 2015, the Board granted to Mr. Becht an award of 300,000 phantom units (the “July Grant”). Both the December Grant and July Grant to Mr. Becht were outside of the Company’s Equity and Long-Term Incentive Plan. At the time of December Grant, the phantom units had a value of $1,000,009 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and at the time of the July Grant, the phantom units had a value of approximately $8,106,000 based on the closing price of the Class A Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. The phantom units vest on the fifth anniversary of the grant date and, in the event of a change in control or Mr. Becht’s death or disability, the phantom units shall vest immediately. Within 30 days of the grant date, Mr. Becht had the ability to elect whether to receive payment in respect of the phantom units in cash or shares of Class A Common Stock. Mr. Becht elected to receive payment in respect of the December Grant and the July Grant in shares of Class A Common Stock.
(d) Reflects number of securities remaining available for future issuance under equity compensation plans, excluding share reserves related to terminated equity plans.
(e) In connection with the Company’s 2016 Annual Meeting of Stockholders, the Company intends to seek the approval of its stockholders to increase the number of shares available for issuance under the Company’s equity compensation plans. Pursuant to the Tax Matters Agreement, such increase will also require the Company to deliver to The Procter & Gamble Company (“P&G”) an unqualified opinion of tax counsel reasonably satisfactory to P&G confirming such increase in the number of shares available for issuance will not affect the tax-free status of the Transactions.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended June 30, 2016. No shares of Class B Common Stock were repurchased during this period.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
April 1, 2016 - April 30, 2016	0	0	0	$500,000,000.00
May 1, 2016 - May 31, 2016	453,008	$25.9061	453,008	$488,264,338.60
June 1, 2016 - June 30, 2016	2,106,739	$26.2025	2,106,739	$433,062,497.54
Total	2,559,747	$26.1500	2,559,747(b)	$433,062,497.54

(a) Includes fees and commissions.
(b) 2,559,747 shares of Class A Common Stock were purchased for approximately $66.9 million under our $500.0 million share repurchase program (the “Repurchase Program”) publicly announced on February 4, 2016. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. As of June 30, 2016, $433.1 million of authorized purchases remained under the Repurchase Program.
Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2016 (a)	2015 (a)	2014	2013	2012
Consolidated Statements of Operations Data:
Net revenues	$4,349.1	$4,395.2	$4,551.6	$4,649.1	$4,611.3
Gross profit	2,603.1	2,638.2	2,685.9	2,788.8	2,787.3
Acquisition-related Costs	174.0	34.1	0.7	8.9	10.3
Asset impairment charges	5.5	—	316.9	1.5	575.9
Operating income (loss)	254.2	395.1	25.7	394.4	(209.5)
Interest expense, net	81.9	73.0	68.5	76.5	89.6
Loss on early extinguishment of debt	3.1	88.8	—	—	—
Other expense (income), net	30.4	—	1.3	(0.8)	32.0
Income (Loss) before income taxes	138.8	233.3	(44.1)	318.7	(331.1)
(Benefit) provision for income taxes	(40.4)	(26.1)	20.1	116.8	(37.8)
Net income (loss)	179.2	259.4	(64.2)	201.9	(293.3)
Net income attributable to noncontrolling interests	7.6	15.1	17.8	15.7	13.7
Net income attributable to redeemable noncontrolling interests	14.7	11.8	15.4	18.2	17.4
Net income (loss) attributable to Coty Inc.	$156.9	$232.5	$(97.4)	$168.0	$(324.4)
Per Share Data:
Weighted-average common shares
Basic	345.5	353.3	381.7	381.7	373.0
Diluted	354.2	362.9	381.7	396.4	373.0
Cash dividends declared per common share	$0.25	$0.20	$0.20	$0.15	$—
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.45	$0.66	$(0.26)	$0.44	$(0.87)
Diluted	0.44	0.64	(0.26)	0.42	(0.87)

(in millions)	Year Ended June 30,
	2016 (a)	2015 (a)	2014	2013	2012
Consolidated Cash Flows Data:
Net cash provided by operating activities	$501.4	$526.3	$536.5	$463.9	$589.3
Net cash (used in) investing activities	(1,059.2)	(171.2)	(257.6)	(229.9)	(333.9)
Net cash provided by (used in) financing activities	592.6	(1,138.2)	(5.7)	69.0	(97.7)

(in millions)	As of June 30,
	2016 (a)	2015 (a)	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$372.4	$341.3	$1,238.0	$920.4	$609.4
Total assets	7,100.2	6,018.9	6,592.5	6,470.0	6,183.4
Total debt, net of discount	4,162.8	2,634.7	3,293.5	2,630.2	2,460.3
Total Coty Inc. stockholders’ equity	360.2	969.8	843.8	1,494.0	857.2

(a) Included in fiscal 2016 and 2015 are the financial impacts of the Brazil Acquisition as of February 1, 2016 and the Bourjois acquisition as of April 1, 2015.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes included elsewhere in this document. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion on the uncertainties, risks and assumptions associated with these statements as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. Actual results may differ materially from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
OVERVIEW
We are a leading global beauty company. We manufacture, market and sell beauty products in the Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging market environment particularly in mass fragrance in Western Europe and the U.S. We are focused on growing our ten power brands around the world through innovation, strong support levels and excellence in market execution. With respect to our non-power brands, we expect to see a gradual decline of those brands which are later in their lifecycles. We are also focused on expanding our geographic footprint into emerging markets and diversifying our distribution channels within existing geographies to increase market presence. Consistent with this strategy, we recently acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”). We believe this acquisition provides us with a platform to leverage the opportunities in one of the largest beauty markets in the world and increase our exposure to higher growth emerging markets over time. Additionally, we entered into agreements to broaden distribution in Asia, South Africa, the United Kingdom (“U.K.”), United Arab Emirates (“U.A.E.”) and Kingdom of Saudi Arabia (“K.S.A.”) during fiscal 2015 and 2014 and our results from certain of these efforts reflect incremental net revenues from joint venture consolidations and conversion from third party to direct distribution in these geographies. On July 9, 2015, we announced the signing of the Transaction Agreement to merge (the “Merger”) the P&G Beauty Brands into Coty. To successfully implement our growth strategies and to achieve operating enhancements following the Merger with the P&G Beauty Brands, we intend to rationalize 6% to 8% of the combined company net revenues following the close of the Transactions by divesting or discontinuing non-strategic brands. We also intend to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels.
We have determined that our operating and reportable segments are Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition (also referred to as “segments”). The reportable segments represent the Company’s product groupings other than the Brazil Acquisition segment. The Brazil Acquisition reportable segment represents revenues and expenses generated from multiple product groupings such as skin care, nail care, deodorants, and hair care products which are principally sold within Brazil.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to our per common share (the “Adjusted Performance Measures”). The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, our management uses the Adjusted Performance Measures as key metrics in the evaluation of our performance and annual budgets and to benchmark performance of our business against our competitors. The following are examples of how these Adjusted Performance Measures are utilized by our management:

•	strategic plans and annual budgets are prepared using the Adjusted Performance Measures;

•	senior management receives a monthly analysis comparing budget to actual operating results that is prepared using the Adjusted Performance Measures; and

•	senior management’s annual compensation is calculated, in part, by using the Adjusted Performance Measures.
In addition, our financial covenant compliance calculations under our debt agreements are substantially derived from these Adjusted Performance Measures.
Our management believes that Adjusted Performance Measures are useful to investors in their assessment of our operating performance and the valuation of the Company. In addition, these non-GAAP financial measures address questions we routinely receive from analysts and investors and, in order to ensure that all investors have access to the same data, our management has determined that it is appropriate to make this data available to all investors. The Adjusted Performance Measures exclude the impact of certain items (as further described below) and provide supplemental information regarding our operating performance. By disclosing these non-GAAP financial measures, our management intends to provide investors with a supplemental comparison of our operating results and trends for the periods presented. Our management believes these measures are also useful to investors as such measures allow investors to evaluate our performance using the same metrics that our management uses to evaluate past performance and prospects for future performance. We provide disclosure of the effects of these non-GAAP financial measures by presenting the corresponding treatment prepared in conformity with GAAP in our financial statements, and by providing a reconciliation to the corresponding GAAP measure so that investors may understand the adjustments made in arriving at the non-GAAP financial measures and use the information to perform their own analyses.
Adjusted operating income excludes restructuring costs and business structure realignment programs, amortization, acquisition-related costs and acquisition accounting impacts, the impact of accounting modifications from liability plan accounting to equity plan accounting as a result of amended and restated share-based compensation plans, asset impairment charges and other adjustments as described below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense as described below and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
The Adjusted Performance Measures have changed in the fourth quarter of fiscal 2016 to incorporate the exclusion of expense and tax effects associated with the amortization of acquisition-related intangible assets. Our management believes that such amortization is not reflective of the results of operations in a particular year because the intangible assets result from the allocation of the acquisition purchase price to the fair value of identifiable intangible assets acquired. The effect of this exclusion on our non-GAAP presentation was to amend Adjusted operating income in a manner that provides investors with a measure of our operating performance that facilitates period to period comparisons, as well as comparability to our peers. Exclusion of the amortization expense allows investors to compare operating results that are consistent over time for the consolidated company, including newly acquired and long-held businesses, to both acquisitive and nonacquisitive peer companies.
Adjusted Performance Measures reflect adjustments based on the following items:

•
Restructuring and other business realignment costs: We have excluded costs associated with restructuring and business structure realignment programs to allow for comparable financial results to historical operations and forward-looking guidance. In addition, the nature and amount of such charges vary significantly based on the size and timing of the programs. By excluding the above referenced expenses from our non-GAAP financial measures, our management is able to evaluate our ability to utilize our existing assets and estimate their long-term value. Furthermore, our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Amortization expense: We have excluded the impact of amortization of finite-lived intangible assets, as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance. Although we exclude amortization of intangible assets from our non-GAAP expenses, our management believes that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

•
Cost related to acquisition activities: We have excluded acquisition-related costs and acquisition accounting impacts such as those related to transaction costs and costs associated with the revaluation of acquired inventory in connection with business combinations because these costs are unique to each transaction. The nature and amount of such costs vary significantly based on the size and timing of the acquisitions and the maturities of the businesses being acquired. Also, the size, complexity and/or volume of past acquisitions, which often drives the magnitude of such expenses, may not be indicative of the size, complexity and/or volume of any future acquisitions.

•
Share-based compensation adjustment: We have excluded the impact of the fiscal 2013 accounting modification from liability plan to equity plan accounting for the share-based compensation plans as well as other share-based compensation transactions that are not reflective of the ongoing and planned pattern of recognition for such expense. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in the respective forms filed with the SEC for a full discussion of the share-based compensation adjustment.

•
Asset impairment charges: We have excluded the impact of asset impairments as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Other adjustments: We have excluded costs associated with the China Optimization program, Public entity preparedness program, Real estate consolidation program, and gains on sales of assets which are not part of our ongoing business. We do not expect these items to occur, either as a result of their nature or size, as part of our normal business on a regular basis. Our management believes that the exclusion of such amounts allows our management and readers of our financial statements to further understand our financial results.

•
Interest and other (income) expense: We have excluded foreign currency impacts associated with acquisition-related and debt financing related forward contracts as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.

•
Loss on early extinguishment of debt: We have excluded loss on extinguishment of debt as this represents a non-cash charge, and the amount and frequency of such charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.

•
Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments are based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred.

While acquiring brands and licenses comprises a part of our overall growth strategy, along with targeting organic growth opportunities, we have excluded acquisition-related costs and acquisition accounting impacts in connection with business combinations because these costs are unique to each transaction and the amount and frequency are not consistent and are significantly impacted by the timing and size of our acquisitions. Our management assesses the success of an acquisition as a component of performance using a variety of indicators depending on the size and nature of the acquisition, including:

•	the scale of the combined company by evaluating consolidated and segment financial metrics;

•	the expansion of product offerings by evaluating segment, brand, and geographic performance and the respective strength of the brands;

•	the evaluation of market share expansion in categories and geographies;

•	the earnings per share accretion and substantial incremental free cash flow generation providing financial flexibility for us; and

•
the comparison of actual and projected results, including achievement of projected synergies, post integration; provided that timing for any such comparison will depend on the size and complexity of the acquisition.

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
Marketing and Advertising Costs
Management reviews marketing and advertising costs on an aggregated basis, including trade marketing spend activities and advertising and consumer promotional costs, which are included as a reduction to gross revenue and in selling, general and administrative expenses, respectively, based on the counterparty. Marketing and advertising costs for the years ended June 30, 2016, 2015 and 2014 are presented below:

	Year Ended June 30,
	2016	2015	2014
Trade marketing spend activities	$396.3	$463.2	$492.9
% of Net revenues	9.1%	10.5%	10.8%
Advertising and consumer promotional costs	967.6	1,007.7	1,070.0
% of Net revenues	22.2%	22.9%	23.5%
Total marketing and advertising costs	$1,363.9	$1,470.9	$1,562.9
% of Net revenues	31.4%	33.4%	34.3%

NET REVENUES
In fiscal 2016, net revenues decreased 1%, or $46.1, to $4,349.1 from $4,395.2 in fiscal 2015. The decrease was the result of a negative price and mix impact of 9% and a negative foreign currency exchange translations impact of 5%, partially offset by an increase in unit volume of 13%. In fiscal 2016, we divested the Cutex brand, which had an immaterial impact on our consolidated net revenues and the Color Cosmetics segment. Also, in fiscal 2016 we completed the Brazil Acquisition in the Americas, and this acquisition positively affected our total net revenues by 2%. In the quarter ended June 30, 2015, we completed the acquisition of the Bourjois cosmetics brand (“Bourjois acquisition”). The incremental net revenues from the Bourjois acquisition in the nine months ended March 31, 2016 positively impacted total net revenues by 3%. The Bourjois acquisition impacted our Color Cosmetics segment primarily in EMEA. In fiscal 2014, we announced the discontinuation of our TJoy brand and the reorganization of our mass business in China (“China Optimization”). The discontinuation of TJoy and China Optimization had an immaterial impact on our consolidated net revenues, however negatively affected our Skin & Body Care segment in Asia Pacific. Excluding the impacts of the Cutex divestiture, the Brazil Acquisition, Bourjois acquisition, the discontinuation of TJoy and China Optimization and foreign currency exchange translations, total net revenues in fiscal 2016 decreased 1% reflecting a decrease in unit volume of 5%, partially offset by a positive price and mix impact of 4%. Excluding the impact of acquisitions, new launches represented approximately 12% of net revenues for fiscal 2016. The contribution from new launches was offset by an approximate 18% decline in net revenues from existing products that are later in their life cycles, in part due to the negative impact of foreign currency exchange translations.
In fiscal 2015, net revenues decreased 3%, or $156.4, to $4,395.2 from $4,551.6 in fiscal 2014. The decrease was primarily the result of a negative foreign currency exchange translations impact of 5%, partially offset by an increase in unit volume of 1% and a positive price and mix impact of 1%. The discontinuation of TJoy and China Optimization had an immaterial impact on our consolidated results, however positively affected our Skin & Body Care segment in Asia Pacific. The Bourjois acquisition positively impacted total net revenues in fiscal 2015 by 1%. The impact to net revenues from the Bourjois acquisition affected our Color Cosmetics segment primarily in EMEA. Excluding the negative impact of foreign currency exchange translations, the discontinuation of TJoy and China Optimization and the Bourjois acquisition, total net revenues in fiscal 2015 were consistent with total net revenues in fiscal 2014, reflecting a positive price and mix impact of 1% offset by a decrease in unit volume of 1%. Excluding the impact of the Bourjois acquisition, new launches represented approximately 16% of net revenues for fiscal 2015. The contribution from new launches was offset by an approximate 20% decline in net revenues from existing products that are later in their life cycles, in part due to the negative impact of foreign currency exchange translations.
Net Revenues by Segment

	Year Ended June 30,			Change %
(in millions)	2016	2015	2014	2016/2015	2015/2014
NET REVENUES
Fragrances	$2,012.7	$2,178.3	$2,324.0	(8%)	(6%)
Color Cosmetics	1,547.5	1,445.0	1,366.2	7%	6%
Skin & Body Care	693.4	771.9	861.4	(10%)	(10%)
Brazil Acquisition	95.5	—	—	N/A	N/A
Total	$4,349.1	$4,395.2	$4,551.6	(1%)	(3%)
Fragrances
In fiscal 2016, net revenues of Fragrances decreased 8%, or $165.6 to $2,012.7 from $2,178.3 in fiscal 2015. The decline in net revenues reflects a negative foreign currency exchange translations impact of 5% and a decrease in unit volume of 4%, partially offset by a positive price and mix impact of 1%. The decrease in the segment primarily reflects lower net revenues from celebrity and lifestyle brands in the mass retail channel, in part due to brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization on lower-volume product lines in non-strategic distribution channels. In addition, mass fragrances have been adversely impacted by a negative market trend in fiscal 2016. Also contributing to the segment declines were lower net revenues from Calvin Klein, Davidoff, Jil Sander, Chloé and Guess reflecting declines in existing product lines, a lower level of launch activity in fiscal 2016 as compared to fiscal 2015 and a negative foreign currency exchange translations impact. Net revenues declines in the segment were partially offset by growth from Marc Jacobs as well as the launch of the Miu Miu fragrance. Growth from Marc Jacobs primarily reflects incremental net revenues from the launches of Marc Jacobs Decadence and Marc Jacobs Splash, partially offset by declines in existing product lines and a negative foreign currency exchange translations impact. The positive price and mix impact for the segment primarily reflects a lower level of promotional and discounted pricing activities and higher relative volume of higher-priced products such as Marc Jacobs Decadence and the Miu Miu fragrance.
In fiscal 2015, net revenues of Fragrances decreased 6% or $145.7 to $2,178.3 from $2,324.0 in fiscal 2014. The decrease was primarily the result of a negative price and mix impact of 6% and a negative foreign currency exchange translations impact of 4%, partially offset by an increase in unit volume of 4%. Excluding the negative impact of foreign currency exchange translations, net revenues of Fragrances decreased 2%. The decrease in the segment primarily reflects lower net revenues from existing celebrity brands that are later in their lifecycles, Calvin Klein, whose lower net revenues were primarily due to the negative impact of foreign currency exchange translations, and Davidoff and Roberto Cavalli, reflecting lower new launch activity in fiscal 2015 relative to the strong contribution from new launches in fiscal 2014, and declines from existing product lines. The decline in the segment also reflects continued deterioration of fragrance market trends, particularly in Europe. Partially offsetting the decrease in the segment were higher net revenues from Marc Jacobs, in part due to the new launch Marc Jacobs Daisy Dream, along with incremental net revenues from recently launched Enrique Iglesias Adrenaline and Vespa. Results for Chloé were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Chloé increased in part due to the new launch of Chloé Love Story. The negative price and mix impact primarily reflects an ongoing increased level of promotional and discounted pricing activity, reflecting a competitive retail environment. Also contributing to the negative price and mix were higher relative volumes of lower-priced products sold in the mass retail channel in a certain emerging market, driven by a change in our distribution model.
Color Cosmetics
In fiscal 2016, net revenues of Color Cosmetics increased 7%, or $102.5, to $1,547.5 from $1,445.0 in fiscal 2015 reflecting a positive price and mix impact of 12% and an increase in unit volume of 1%, partially offset by a negative foreign currency exchange translations impact of 6%. The incremental net revenues from the Bourjois acquisition in the nine months ended March 31, 2016 positively impacted net revenues by 10%, generating 7% of the unit volume increase and a positive price and mix impact of 4%, partially offset by a negative foreign currency exchange translations impact of 1%. Excluding incremental net revenues from the Bourjois acquisition in the nine months ended March 31, 2016, Color Cosmetics net revenues decreased 3% with declines in OPI, N.Y.C. New York Color and Astor, partially offset by growth in Sally Hansen. OPI net revenues decreased primarily due to declining lacquer products in the U.S. professional channel, Nicole by OPI, and a negative foreign currency exchange translations impact. Partially offsetting declines in OPI were incremental net revenues from product launches such as the OPI Hello Kitty collection and OPI Infinite Shine as well as growth in Asia Pacific. N.Y.C. New York Color net revenues declined in part due to shelf space reduction at certain retailers in the U.S. as well as a management decision to discontinue the brand in the U.K. Astor net revenues declined primarily due to a negative foreign currency exchange translations impact. Partially offsetting declines in the segment was net revenues growth in Sally Hansen primarily driven by Sally Hansen Miracle Gel, reflecting an enhanced product offering as well as the expansion of Sally Hansen Miracle Gel in international markets. However, net revenues of Sally Hansen have been adversely impacted by negative foreign exchange translations as well as the negative U.S. retail nail market trend in fiscal 2016. Net revenues of Rimmel in fiscal 2016 were consistent with fiscal 2015 as incremental net revenues from the launches of Rimmel SuperGel nail polish, Rimmel the Only 1 lipstick and Rimmel Supercurler mascara were offset by a negative foreign exchange translations impact. Excluding incremental net revenues from the Bourjois acquisition in the nine months ended March 31, 2016 and the negative foreign currency exchange translations impact of 5%, net revenues for Color Cosmetics increased 2% reflecting a positive price and mix impact of 8% partially offset by a decrease in unit volume of 6%. The positive price and mix impact in part reflects lower relative volumes of lower-priced products, such as the N.Y.C. New York Color brand and higher relative volumes of higher-priced products, such as OPI Hello Kitty collection, Sally Hansen Miracle Gel, Rimmel the Only 1 lipstick and Rimmel Supercurler mascara as well as a lower level of promotional and discounted pricing activities.
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
Skin & Body Care
In fiscal 2016, net revenues of Skin & Body Care decreased 10%, or $78.5, to $693.4 from $771.9 in fiscal 2015 with declines in all brands. The net revenues decrease was primarily the result of a negative foreign currency exchange translations impact of 6%, a decrease in unit volume of 3% and a negative price and mix impact of 1%. The discontinuation of TJoy and China Optimization had a 1% negative impact on net revenues reflecting a 1% unit decline. Lower net revenues in Playboy were due to declines in existing product lines and a negative foreign currency exchange translations impact, partially offset by incremental net revenues from the launch of the Playboy Play It Wild franchise. Lower net revenues from philosophy in part reflects different timing of orders and a lower level of promotional campaigns at a key U.S. customer. adidas net revenues were adversely impacted by foreign currency exchange translations. Excluding this impact, adidas net revenues increased reflecting growth in EMEA driven by launches of adidas UEFA Champions League Edition, adidas toiletry products and the adidas Born Original franchise as well as the positive result from our mass business reorganization in China. Lower net revenues from Lancaster reflects declines in existing product lines and a negative foreign currency exchange translations impact. Excluding the negative foreign currency exchange translations impact of 6% and the impact from the discontinuation of TJoy and China Optimization of 1%, Skin & Body Care net revenues decreased 3% reflecting a decrease in unit volume of 2% and a negative price and mix impact of 1%, in part due to higher relative volumes of lower-priced adidas products.
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
Brazil Acquisition
In fiscal 2016, net revenues from the Brazil Acquisition were $95.5.
Net Revenues by Geographic Regions
In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa) and Asia Pacific (comprising Asia and Australia).

	Year Ended June 30,			Change %
(in millions)	2016	2015	2014	2016/2015	2015/2014
NET REVENUES
Americas	$1,663.3	$1,696.0	$1,703.8	(2%)	—%
EMEA	2,169.0	2,166.0	2,302.9	—%	(6%)
Asia Pacific	516.8	533.2	544.9	(3%)	(2%)
Total	$4,349.1	$4,395.2	$4,551.6	(1%)	(3%)
Americas
In fiscal 2016, net revenues in the Americas decreased 2% or $32.7, to $1,663.3 from $1,696.0 in fiscal 2015. The decline in the region reflects lower net revenues in the U.S., Canada and the regional travel retail business, partially offset by growth in Latin America primarily driven by the Brazil Acquisition. Lower net revenues in the U.S. were due to celebrity and lifestyle fragrance brands in the mass retail channel, in part due to brands that are later in their lifecycles, as well as OPI, N.Y.C. New York Color, philosophy, Calvin Klein and Davidoff. In addition, mass fragrances in the U.S. have been adversely impacted by a negative market trends mentioned in the “Fragrances” and “Color Cosmetics” discussions above. Partially offsetting declines in the U.S. were higher net revenues from Marc Jacobs and Sally Hansen primarily reflecting the success of Marc Jacobs Decadence and Sally Hansen Miracle Gel. Net revenues in Canada decreased due to a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Canada increased driven by growth in Color Cosmetics, partially offset by declines in Playboy. Net revenues decreased in the regional travel retail business reflecting declines in Calvin Klein and Chloé, in part reflecting economic slowdown and currency devaluations in the region, partially offset by Marc Jacobs. Net revenues in the Latin America region increased reflecting incremental net revenues from the Brazil Acquisition and growth in Color Cosmetics, partially offset by a negative foreign currency exchange translations impact and declines in Calvin Klein and Playboy. Excluding the positive impact from the Brazil Acquisition of 6% and a negative foreign currency exchange translations impact of 3%, net revenues in Americas decreased 5%.
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
EMEA

EMEA net revenues of $2,169.0 for fiscal 2016 were comparable with fiscal 2015 as increases in the regional export business, the Middle East and Southern Europe were offset by declines in Germany, the U.K., our regional travel retail business and the Netherlands. Net revenues growth in the regional export business was primarily driven by incremental net revenues from the Bourjois acquisition as well as growth in the Fragrances and Skin & Body Care segments. Growth in the Middle East reflects incremental net revenues from the Bourjois acquisition and higher net revenues in Fragrances which has benefited from our K.S.A. joint venture. Net revenues growth in Southern Europe was driven by incremental net revenues from the Bourjois acquisition, partially offset by a negative foreign currency exchange translations impact and declines in Playboy. Net revenues declines in Germany reflect a negative foreign currency exchange translations impact. Excluding this impact, net revenues in Germany increased primarily driven by strong growth in Color Cosmetics. Net revenues in the U.K. were adversely impacted by negative foreign currency exchange translations impact as well as declines in Fragrances, partially offset by incremental net revenues from the Bourjois acquisition. Net revenues declined in our travel retail business primarily due to Fragrances, in part driven by a negative foreign exchange transactions impact. Net revenues in the Netherlands were adversely impacted by declines in Fragrances as well as negative foreign currency exchange translations, partially offset by incremental net revenues from the Bourjois acquisition and growth in Rimmel and adidas. Excluding the negative foreign currency exchange translations impact of 8% and the incremental net revenues from the Bourjois acquisition in the nine months ended March 31, 2016 of 7%, net revenues in EMEA for fiscal 2016 increased 1%.
In fiscal 2015, net revenues in EMEA decreased 6%, or $136.9, to $2,166.0 from $2,302.9 in fiscal 2014. Excluding the negative impact of foreign currency exchange translations of 8% and the impact of the Bourjois acquisition of 2%, net revenues in EMEA in fiscal 2015 were consistent with fiscal 2014. Generating growth in the region was our new subsidiary in South Africa and the Middle East, where we have benefited from our new U.A.E. and K.S.A. joint ventures. Results for Eastern Europe were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, net revenues for Eastern Europe increased primarily driven by growth in Color Cosmetics and Calvin Klein. Results for Germany and Southern Europe were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations and the Bourjois acquisition, net revenues for Germany and Southern Europe in fiscal 2015 were consistent with fiscal 2014. Net revenues in the U.K. declined in part due to the negative impact of foreign currency exchange translations and lower net revenues of Fragrances and Skin & Body Care products, offset by strong growth in Color Cosmetics driven by incremental net revenues from OPI due to the acquisition of a U.K. distributor and increased net revenues from Rimmel. Net revenues in our travel retail business declined primarily due to Calvin Klein. Net revenues in EMEA also reflect the negative impact of foreign currency exchange on transactions in our export and travel retail businesses.
Asia Pacific
In fiscal 2016, net revenues in Asia Pacific decreased 3%, or $16.4, to $516.8 from $533.2 in fiscal 2015. The decline in the region reflects lower net revenues in China, Australia and Southeast Asia, partially offset by our regional export business and Japan. Lower net revenues in China primarily reflects declines in Fragrances, in part due to reduced shipments to a key distributor that experienced liquidity issues during fiscal 2016. Net revenues in Australia and Southeast Asia were adversely impacted by negative foreign currency exchange translations. Excluding this impact, Australia and Southeast Asia generated net revenues growth in the Fragrances and Color Cosmetics segments. Partially offsetting declines in the region were higher net revenues in the regional export business driven by strong growth in Fragrances and incremental net revenues from the Bourjois acquisition. Net revenues in Japan increased primarily driven by strong growth in Calvin Klein. Excluding the negative impacts of foreign currency exchange translations of 7% and the discontinuation of TJoy and China Optimization of 1%, net revenues in Asia Pacific increased 5%.
In fiscal 2015, net revenues in Asia Pacific decreased 2% or $11.7, to $533.2 from $544.9 in fiscal 2014. Excluding the negative impact of foreign currency exchange translations of 4% and the impact to net revenues from the discontinuation of TJoy and China Optimization of 2%, net revenues in Asia Pacific in fiscal 2015 were consistent with fiscal 2014. Net revenues in Australia were affected by the negative impact of foreign currency exchange translations. Excluding this impact, however, net revenues in Australia increased primarily due to strong growth in Color Cosmetics, driven by Rimmel, OPI and Sally Hansen, and an increase in Fragrances. Contributing to growth in the region were higher net revenues in our travel retail business, primarily driven by power brands Marc Jacobs, philosophy and OPI, and Korea, primarily driven by Calvin Klein. Results for Southeast Asia were negatively impacted by foreign currency exchange translations. Excluding the impact of foreign currency exchange translations, net revenues for Southeast Asia in fiscal 2015 were consistent with fiscal 2014. Results in the region were adversely impacted by lower net revenues in China. The decline in China was primarily driven by lower net revenues from adidas, in part due to the change in our distribution model.
COST OF SALES
In fiscal 2016, cost of sales decreased 1%, or $11.0, to $1,746.0 from $1,757.0 in fiscal 2015. Cost of sales as a percentage of net revenues increased to 40.1% in fiscal 2016 from 40.0% in fiscal 2015, resulting in a gross margin decline of approximately 10 basis points. In fiscal 2016, cost of sales was negatively impacted by certain items, such as the revaluation of acquired inventory related to the Brazil Acquisition and Bourjois acquisition. In fiscal 2015, cost of sales included the positive impact from refinement of estimates associated with China Optimization and the negative impacts from the Bourjois acquisition, primarily reflecting revaluation of acquired inventory, as well as inventory buyback as we converted one of our distributors to a subsidiary distribution model in the Middle East. Excluding these items, gross margin improved by approximately 30 basis points, which includes a positive impact of approximately 20 basis points from the addition of the Bourjois acquisition and a negative impact of approximately 70 basis points from the addition of the Brazil Acquisition. The improvement in gross margin primarily reflects the positive impact of lower promotional and discounted pricing activity, reported in net revenues, and continued contribution from our supply chain savings program, reported in cost of sales.
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2016, selling, general and administrative expenses decreased 2%, or $38.3, to $2,027.8 from $2,066.1 in fiscal 2015. Selling, general and administrative expenses as a percentage of net revenues decreased to 46.6% in fiscal 2016 from 47.0% in fiscal 2015. This decrease of 40 basis points includes approximately 10 basis points related to lower costs related to acquisition activities, business realignment costs, share-based compensation expense adjustment, China Optimization costs and real estate consolidation program costs. Excluding these items described above, selling, general and administrative expenses decreased 2%, or $32.7, to $2,001.7 from $2,034.4 in fiscal 2015 and decreased as a percentage of net revenues to 46.0% from 46.3%, or approximately 30 basis points. This decrease primarily reflects approximately 80 basis points related to lower advertising and consumer promotion spending and approximately 50 basis points related to lower administrative costs, partially offset by approximately 40 basis points related to reserves in connection with liquidity issues at a key distributor in China, approximately 30 basis points of higher share-based compensation expenses and approximately 30 basis points related to the transactional impact from our exposure to foreign currency exchange fluctuations. Advertising and consumer promotion expense decreased due to a reduction in non-strategic spending and a positive foreign exchange translations impact, which enabled us to increase investment in consumer-facing media and absorb added costs related to the Bourjois acquisition and the Brazil Acquisition. Despite added costs from acquisitions, administrative costs decreased primarily reflecting a positive foreign currency exchange translations impact, lower costs related to the management incentive program and savings from our Organizational Redesign and cost control measures. Increased share-based compensation primarily reflects a higher level of options exercises resulting in increased fringe benefit expense in fiscal 2016.
In fiscal 2015, selling, general and administrative expenses decreased 7%, or $153.5, to $2,066.1 from $2,219.6 in fiscal 2014. Selling, general and administrative expenses as a percentage of net revenues decreased to 47.0% in fiscal 2015 from 48.8% in fiscal 2014. This decrease of 180 basis points includes approximately 140 basis points primarily related to lower real estate consolidation program costs, share-based compensation expense adjustment, acquisition-related costs and China Optimization costs partially offset by higher business structure realignment costs. Excluding the items described above and the impact to net revenues associated with China Optimization, selling, general and administrative expenses decreased 5%, or $99.7, to $2,034.4 from $2,134.1 in fiscal 2014 and decreased as a percentage of net revenues to 46.3% from 46.7%. This decrease of 40 basis points primarily reflects lower advertising and consumer promotion spending and administrative costs, partially offset by losses related to foreign currency hedging. Lower advertising and consumer promotion spending primarily reflects the impact of foreign currency exchange translations. Excluding this impact, advertising and consumer promotion spending increased driven by investment in our power brands but declined as a percentage of net revenues, as the increase in spending on power brands was offset by a strategic reduction for the remainder of the portfolio. Lower administrative costs primarily reflect the impact of foreign currency exchange translations and costs savings resulting from our Organizational Redesign and China Optimization programs, partially offset by additional administrative costs related to the Bourjois acquisition and higher accruals related to the management incentive program.
OPERATING INCOME
In fiscal 2016, operating income decreased 36%, or $140.9, to $254.2 from $395.1 in fiscal 2015. Operating margin, or operating income as a percentage of net revenues, decreased to 5.8% of net revenues in fiscal 2016 as compared to 9.0% in fiscal 2015. This margin decline of approximately 320 basis points reflects approximately 320 basis points related to higher acquisition-related costs, approximately 30 basis points related to higher restructuring expense, approximately 30 basis points related to higher amortization expense and asset impairment charges and approximately 10 basis points related to higher cost of sales, partially offset by approximately 40 basis points related to gains on the sale of assets and approximately 40 basis points related to lower selling, general and administrative expenses.
In fiscal 2015, operating income increased $369.4 to $395.1 from $25.7 in fiscal 2014. Operating margin, or operating income as a percentage of net revenues, increased to 9.0% of net revenues in fiscal 2015 as compared to 0.6% in fiscal 2014. This margin improvement primarily reflects the impact of lower asset impairment charges in our Skin & Body Care segment of approximately 700 basis points. Also contributing to margin improvement was approximately 180 basis points related to lower selling, general and administrative expenses, approximately 100 basis points related to lower cost of sales, approximately 20 basis points related to lower amortization expense and approximately 20 basis points related to the gain on sale of assets, partially offset by approximately 90 basis points related to higher restructuring expense and approximately 80 basis points related to higher acquisition-related costs.
Operating Income by Segment

	Year Ended June 30,			Change %
(in millions)	2016	2015	2014	2016/2015	2015/2014
OPERATING INCOME (LOSS)
Fragrances	$288.9	$352.7	$341.2	(18%)	3%
Color Cosmetics	213.7	158.5	154.2	35%	3%
Skin & Body Care (a)	39.3	33.1	(337.3)	19%	>100%
Brazil Acquisition	1.5	—	—	N/A	N/A
Corporate	(289.2)	(149.2)	(132.4)	(94%)	(13%)
Total	$254.2	$395.1	$25.7	(36%)	>100%

(a) In fiscal 2014, we recorded an impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other long lived assets, reported in the Skin & Body Care segment.
Fragrances
In fiscal 2016, operating income for Fragrances decreased 18%, or $63.8, to $288.9 from $352.7 in fiscal 2015. Operating margin decreased to 14.4% of net revenues in fiscal 2016 as compared to 16.2% in fiscal 2015 primarily driven by higher cost of sales and higher selling, general and administrative expenses as percentages of net revenues, primarily reflecting reserves in connection with liquidity issues at a key distributor in China, partially offset by lower level of promotional and discounted pricing activities.
In fiscal 2015, operating income for Fragrances increased 3%, or $11.5, to $352.7 from $341.2 in fiscal 2014. Operating margin increased to 16.2% of net revenues in fiscal 2015 as compared to 14.7% in fiscal 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues, partially offset by higher cost of sales as a percentage of net revenues.
Color Cosmetics
In fiscal 2016, operating income for Color Cosmetics increased 35%, or $55.2, to $213.7 from $158.5 in fiscal 2015. Operating margin increased to 13.8% of net revenues in fiscal 2016 as compared to 11.0% in fiscal 2015, primarily reflecting lower cost of sales as a percentage of net revenues, in part due to a lower level of promotional and discounted pricing activities, partially offset by higher selling, general and administrative as a percentage of net revenues, in part reflecting increased advertising and consumer promotional investment and higher amortization expense as a percentage of net revenues as a result of the Bourjois acquisition.
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
Skin & Body Care
In fiscal 2016, operating income for Skin & Body Care increased 19%, or $6.2 to $39.3 from $33.1 in fiscal 2015. Operating income in fiscal 2015 includes income of $17.9 related to China Optimization. See “China Optimization”.

Excluding the impact of China Optimization, operating income for Skin & Body Care increased $24.1 to $39.3 from $15.2 in fiscal 2015. Operating margin increased to 5.7% of net revenues as compared to 2.0% in fiscal 2015 driven by lower selling, general and administrative expenses and lower cost of sales as a percentage of net revenues.
In fiscal 2015, operating income for Skin & Body Care increased $370.4, to $33.1 from a loss of $337.3 in fiscal 2014, primarily reflecting asset impairment charges of $316.9 in fiscal 2014. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Skin & Body Care reporting unit which is included in the Skin & Body Care segment. Operating income for Skin & Body Care segment includes one-time gains and losses related to China Optimization.
Excluding the impact of China Optimization in fiscal 2015 and fiscal 2014 and asset impairment charges in fiscal 2014, operating income increased $12.6, to $15.2 from $2.6 in fiscal 2014. Operating margin increased to 2.0% of net revenues in fiscal 2015 as compared to 0.3% in fiscal 2014, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues.
Brazil Acquisition
In fiscal 2016, operating income from the Brazil Acquisition was $1.5.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $289.2, $149.2 and $132.4 in fiscal 2016, 2015 and 2014, respectively, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
Adjusted Operating Income provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Year Ended June 30,			Change %
(in millions)	2016	2015	2014	2016/2015	2015/2014
Reported Operating Income	$254.2	$395.1	$25.7	(36%)	>100%
% of Net revenues	5.8%	9.0%	0.6%
Costs related to acquisition activities	197.5	44.2	26.9	>100%	64%
Restructuring and other business realignment costs	109.7	91.4	34.1	20%	>100%
Amortization expense	79.5	74.7	85.7	6%	(13%)
Asset impairment charges	5.5	—	316.9	N/A	(100%)
Share-based compensation expense adjustment	1.3	18.3	27.6	(93%)	(34%)
China optimization	—	(19.4)	35.9	100%	<(100%)
Real estate consolidation program costs	—	(0.7)	32.3	100%	<(100%)
Public entity preparedness costs	—	—	1.2	N/A	(100%)
Gain on sale of assets (a)	(24.8)	—	—	N/A	N/A
Total adjustments to Reported Operating Income	368.7	208.5	560.6	77%	(63%)
Adjusted Operating Income	$622.9	$603.6	$586.3	3%	3%
% of Net revenues	14.3%	13.7%	12.8%

(a) In fiscal 2016, gain on sale of assets of $24.8 in the Consolidated Statements of Operations is related to the sale of the Cutex brand. In fiscal 2015, gain on sale of assets of $7.2 in the Consolidated Statements of Operations is related to the sale of a China facility, which is included in China Optimization. See “China Optimization.”
In fiscal 2016, adjusted operating income increased 3%, or $19.3, to $622.9 from $603.6 in fiscal 2015. Adjusted operating margin increased to 14.3% of net revenues in fiscal 2016 as compared to 13.7% in fiscal 2015, driven by approximately 30 basis points related to lower cost of sales as described in “Cost of Sales” and approximately 30 basis points related to lower selling, general and administrative expenses as described under “Selling, General and Administrative Expenses”. Excluding the foreign currency exchange translations impact, adjusted operating income increased 9%.

In fiscal 2015, adjusted operating income increased 3%, or $17.3, to $603.6 from $586.3 in fiscal 2014. Adjusted operating margin increased to 13.7% of net revenues in fiscal 2015 as compared to 12.8% in fiscal 2014, driven by lower cost of sales, selling, general and administrative expenses and amortization expense. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 9%. The Bourjois acquisition negatively impacted operating margin by approximately 20 basis points.
Costs related to acquisition activities
In fiscal 2016, we incurred $197.5 of costs related to acquisition activities. This includes Acquisition-related costs of $174.0, primarily in connection with the acquisition of P&G Beauty Brands, included in the Consolidated Statements of Operations. These costs may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. We also incurred $20.3 of costs, primarily reflecting revaluation of acquired inventory in connection with the Brazil Acquisition and Bourjois acquisition, included in Cost of sales in the Consolidated Statements of Operations. We also incurred $3.2 of costs related to acquisition activities, included in Selling, general and administrative expense in the Consolidated Statements of Operations.
In fiscal 2015, we incurred acquisition-related costs of $44.2. These costs primarily consist of consulting and legal fees related to the P&G Beauty Brands and Bourjois acquisitions of $30.2 and $3.9, respectively, included in Acquisition-related costs in the Consolidated Statements of Operations. Also included in connection with the Bourjois acquisition are $3.3 of costs related to acquisition accounting impacts of revaluation of acquired inventory and $0.9 of costs related to inventory obsolescence, included in Cost of sales in the Consolidated Statements of Operations, and $2.5 of costs related to sales returns, included in Net revenues in the Consolidated Statements of Operations. In addition, we incurred $3.4 of costs related to the revaluation of an inventory buyback associated with the conversion of one of our distributors to a subsidiary distribution model in the Middle East, included in Cost of sales in the Consolidated Statements of Operations. Acquisition-related costs of $40.8 and $3.4 were reported in Corporate and the Color Cosmetics segment, respectively.
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
Restructuring and Other Business Realignment Costs
In the first quarter of fiscal 2016, our Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  We anticipate the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. We incurred $57.6 of restructuring costs life-to-date as of June 30, 2016, which have been recorded in Corporate.
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce our growth path and strengthen our position as a global leader in beauty. We anticipate that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. We anticipate substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. We incurred $106.1 of restructuring costs life-to-date as of June 30, 2016, which have been recorded in Corporate. We anticipate that annual savings from the Organizational Redesign will be $160.0 by the end of fiscal 2017.
During the fourth quarter of fiscal 2013, the Board approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily related to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe and optimization of selected administrative support functions. The Productivity Program was substantially completed during fiscal 2016. We incurred $51.4 of restructuring costs life-to-date as of June 30, 2016 which have been recorded in Corporate. We realized annual savings of $65.0 as of June 30, 2016.
In fiscal 2016, we incurred restructuring and other business realignment costs of $109.7, as follows:

•	We incurred Restructuring costs of $86.9 primarily related to the Acquisition Integration Program and Organizational Redesign, included in the Consolidated Statements of Operations.

•
We incurred other business realignment costs of $21.6 primarily related to our Organizational Redesign and the 2013 Productivity Program, included in Selling, general and administrative expenses in the Consolidated Statements of Operations. We incurred $1.2 of accelerated depreciation for fiscal 2016 resulting from a change in the estimated useful life of manufacturing equipment reported in Cost of goods sold in the Consolidated Statements of Operations in Corporate.

In fiscal 2015, we incurred restructuring and other business realignment costs of $91.4.

•
We incurred restructuring costs of $76.0, included in Restructuring costs in the Consolidated Statements of Operations, which primarily relate to $58.6 of costs for the Organizational Redesign, $15.3 of costs for the Acquisition Integration Program, and $2.1 of costs related to the 2013 Productivity Program.  These costs exclude $0.6 of income related to the refinement in estimates associated with China Optimization. See “China Optimization”.

•
We incurred other business realignment costs of $15.4 primarily related to our Organizational Redesign and the 2013 Productivity Program, which includes $1.3 of accelerated depreciation expense. All other business realignment costs were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

In fiscal 2014, we incurred restructuring and other business realignment costs of $34.1.

•
We incurred restructuring costs of $27.5, included in Restructuring costs in the Consolidated Statements of Operations, which primarily relate to $13.0 of costs for the Organizational Redesign and $14.2 of costs primarily related to the 2013 Productivity Program.  These costs exclude $9.8 of costs associated with the reorganization of our mass business in China.  See “China Optimization”.

•
We incurred other business realignment costs of $6.6 related to certain other programs that primarily includes $4.7 of program costs in North America, of which $0.4 consisted of accelerated depreciation, included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Amortization Expense
In fiscal 2016, amortization expense increased to $79.5 from $74.7 in fiscal 2015 primarily as a result of the Brazil Acquisition and Bourjois acquisition. In fiscal 2016, amortization expense of $43.3, $17.5, $15.6 and $3.1 were reported in the Fragrances segment, Skin & Body Care segment, Color Cosmetics segment and Brazil Acquisition segment, respectively.
In fiscal 2015, amortization expense decreased to $74.7 from $85.7 in fiscal 2014, primarily reflecting the end of product formulation amortization for certain brands. In fiscal 2015, amortization expense of $44.3, $14.1 and $16.3 were reported in the Fragrances segment, Skin & Body Care segment and Color Cosmetics segment, respectively.
In fiscal 2014, amortization expense of $47.5, $13.2 and $25.0 were reported in the Fragrances segment, Skin & Body Care segment, and Color Cosmetics segment, respectively.
Asset Impairment Charges
In fiscal 2016, Asset impairment charges of $5.5 were reported in the Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.
In fiscal 2015, we did not incur any asset impairment charges.
In fiscal 2014, Asset impairment charges of $316.9 were reported in the Consolidated Statements of Operations. The impairment represents the write-off of goodwill, identifiable intangible assets and certain tangible assets associated with the Skin & Body Care segment. In fiscal 2014, we had anticipated realizing significant improvements in cash flows in the China operations of our Skin & Body Care reporting unit beginning in the third quarter due to the reorganization of the management team and distribution network in China and the launch of new product offerings. In the course of evaluating the results for the third quarter and the preparation of third quarter financial statements, we noted the net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Skin & Body Care reporting unit.
Share-Based Compensation Adjustment
Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $1.3, $18.3 and $27.6 in fiscal 2016, 2015 and 2014, respectively.

The decrease in share-based compensation expense adjustment in fiscal 2016 primarily reflects $15.8 of costs in fiscal 2015 associated with shares sold and shares repurchased related to the termination of an employment agreement with a potential CEO incurred by our controlling shareholder on our behalf, which are considered an incremental contribution to us.
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
Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and calculated under liability plan accounting for the Series A Preferred Stock. We follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs, and calculated under liability plan accounting for the Series A Preferred Stock is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in the notes to our Consolidated Financial Statements.
China Optimization
In fiscal 2016, we did not incur any China Optimization costs.
In fiscal 2015, we recognized income of $19.4 related to China Optimization, of which $7.3, $7.2, $3.0, $1.3 and $0.6 was recorded in Net revenues, Gain on sale of assets, Cost of sales, Selling, general and administrative expenses and Restructuring costs in the Consolidated Statements of Operations, respectively. Income of $11.6 was restructuring related primarily consisting of $5.3 due to the gain on sale of a facility of $7.2 net of real estate tax expense related to the sale of $1.9 and $5.7 due to a change in estimates related to inventory obsolescence and sales returns recorded in connection with the China Optimization at June 30, 2014. Income of $7.8 primarily reflects changes in estimates associated with pre-restructuring related activities. We primarily attribute the changes in estimates to the unanticipated sale of the TJoy brand and supporting production facility to a single buyer at the beginning of the third quarter, allowing the brand to remain viable in the marketplace. We believe that this resulted in lower than initially estimated returns, customer incentives payments and related costs. Income of $17.9, $0.9 and $0.6 related to China Optimization was reported in the Skin & Body Care segment, Color Cosmetics segment and Corporate, respectively.
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
Real Estate Consolidation Program Costs
In fiscal 2016, we did not incur any real estate consolidation program costs.
In fiscal 2015, we recognized $0.7 of income related to the refinement of lease loss expense estimates in connection with the consolidation of real estate in New York.
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
Public Entity Preparedness Costs
In fiscal 2016 and 2015, we did not incur any public entity preparedness costs.
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
Gain on sale of assets
In fiscal 2016, we sold the Cutex brand and related assets and recorded a gain of $24.8 which has been reflected in Gain on sale of assets in the Consolidated Statements of Operations.
INTEREST EXPENSE, NET
In fiscal 2016, net interest expense was $81.9 as compared with $73.0 in fiscal 2015. Interest expense increased primarily due to higher interest rates on higher average debt balances and increased deferred financing costs. Offsetting the increased interest expense was a one-time net derivative gain of $11.1 related to foreign currency forward contracts to facilitate debt refinancing and a foreign currency net gain of $12.8 in connection with the Brazil Acquisition and subsequent intercompany loans.
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
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In fiscal 2016, we incurred $3.1 in losses related to the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities.
In fiscal 2015, we incurred $88.8 in losses on the early extinguishment of debt in conjunction with the repurchase of our Senior Notes as described in “—Financial Condition—Liquidity and Capital Resources” below.
INCOME TAXES
The following table presents our provision for income taxes, and effective tax rates for the periods presented

	2016	2015	2014
(Benefit) Provision for income taxes	$(40.4)	$(26.1)	$20.1
Effective income tax rate	(29.1)%	(11.2)%	(45.6)%
The effective income tax rate for fiscal 2016 was (29.1)% as compared with (11.2)% in fiscal 2015 and (45.6)% in fiscal 2014. The effective income tax rate in fiscal 2016 reflects a change in recognized tax benefit of $ 51.4 due settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The effective income tax rate in fiscal 2015 reflects a change in recognized tax benefit of $62.0 due to the settlement of tax audits in multiple foreign jurisdictions and the expiration of foreign and state statutes of limitation. The effective income tax rate in fiscal 2014 reflects tax expense of $36.1 in valuation allowances primarily due to TJoy’s ongoing operating losses and excess U.S. net deferred tax assets that cannot be recognized, asset impairment charges of $67.4 offset by a change in recognized tax benefit of $49.2 due to the settlement of tax audits in multiple foreign jurisdictions and the expiration of foreign and state statutes of limitation.
During fiscal 2015, we transferred certain international intellectual property rights to our wholly owned subsidiary in Switzerland in order to align our ownership of these international intellectual property rights with our global operations.  Although the transfer of foreign intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, we generated a taxable gain in the U.S. that was offset by net operating loss carryforwards.  Income taxes incurred related to the intercompany transactions are treated as a prepaid income tax in our Consolidated Balance Sheet and amortized to income tax expense over the life of the intellectual property. The prepaid income tax is included in Prepaid expenses and other current assets and Other noncurrent assets in the Consolidated Balance Sheet in the amounts of $7.6 and $7.6 and $135.8 and $143.4, respectively, for the fiscal year end June 30, 2016 and 2015, respectively. The prepaid income taxes are amortized as a component of income tax expense over twenty years.
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

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2016			Year Ended June 30, 2015			Year Ended June 30, 2014
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported Income (Loss) Before Income Taxes	$138.8	(40.4)	(29.1)%	$233.3	(26.1)	(11.2)%	$(44.1)	20.1	(45.6)%
Adjustments to Reported Operating Income (a)	368.7	50.7		208.5	86.1		560.6	87.5
Other adjustments (b)	9.6	(0.7)		88.8	34.0		—	—
Adjusted Income Before Income Taxes	$517.1	$9.6	1.9%	$530.6	$94.0	17.7%	$516.5	$107.6	20.8%

(a)
See the reconciliation included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Revenues—Operating Income—Adjusted Operating Income”.

(b)	See the reconciliation included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Income (Loss) Attributable to Coty Inc.”
The adjusted effective tax rate was 1.9% compared to 17.7% in the prior-year period. The decrease was a result of reversal of certain unrecognized tax benefits associated with the settlement of tax audits in multiple foreign jurisdictions. Cash paid during the year ended June 30, 2016, 2015 and 2014, for income taxes of $118.1, $104.8 and $84.1 represents 22.8%, 19.8% and 16.3% of Adjusted income before income taxes for the fiscal year ended, respectively.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2016, net income (loss) attributable to Coty Inc. decreased $75.6 to $156.9, from $232.5 in fiscal 2015. This decrease primarily reflects lower operating income and losses on foreign currency contracts in fiscal 2016, partially offset by lower loss on early extinguishment of debt and higher tax benefit in fiscal 2016 related to a tax settlement with the IRS.
In fiscal 2015, net income attributable to Coty Inc. increased $329.9 to $232.5, from a loss of $97.4 in fiscal 2014. This increase primarily reflects higher operating income partially offset by loss on early extinguishment of debt, as described in “Loss of Early Extinguishment of Debt” above, and higher tax expense, as described in “Income Taxes” above.
Adjusted Net Income Attributable to Coty Inc. provides supplementary information regarding our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2016	2015	2014	2016/2015	2015/2014
Reported Net Income (Loss) Attributable to Coty Inc.	$156.9	$232.5	$(97.4)	(33%)	>100%
% of Net revenues	3.6%	5.3%	(2.1%)
Adjustments to Reported Operating Income (a)	368.7	208.5	560.6	77%	(63%)
Adjustments to other expense (b)	30.4	—	—	N/A	N/A
Loss on early extinguishment of debt (c)	3.1	88.8	—	(97%)	N/A
Adjustments to interest expense (d)	(23.9)	—	—	N/A	N/A
Adjustments to noncontrolling interest expense (e)	—	(1.2)	—	100%	N/A
Change in tax provision due to adjustments to Reported Net Income (Loss) Attributable to Coty Inc.	(50.0)	(120.1)	(87.5)	58%	(37%)
Adjusted Net Income Attributable to Coty Inc.	$485.2	$408.5	$375.7	19%	9%
% of Net revenues	11.2%	9.3%	8.2%
Per Share Data
Adjusted weighted-average common shares (f)
Basic	345.5	353.3	381.7
Diluted	354.2	362.9	390.7
Adjusted net income attributable to Coty Inc. per common share
Basic	$1.40	$1.16	$0.98
Diluted	$1.37	$1.13	$0.96

(a)
See the reconciliation included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Revenues—Operating Income-Adjusted Operating Income”.

(b)
In fiscal 2016, we incurred losses of $29.6 on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazil Acquisition and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial instrument in a subsidiary included in Other expense, net in the Consolidated Statements of Operations.

(c)
In fiscal 2016, the amount represents the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities, included in Loss on early extinguishment of debt in the Consolidated Statements of Operations. In fiscal 2015, the amount represents the repurchase of our previously existing Senior Notes, included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.

(d)
The amount primarily represents one-time gains of $11.1 on short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated portion of the Term Loan B Facility and a net gain of $12.8 in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations.

(e)
Noncontrolling interest expense related to the revaluation of inventory buyback associated with the conversion of one of our distributors to a subsidiary distribution model in the Middle East, included in Net income attributable to noncontrolling interests in the Consolidated Statements of Operations.

(f)
In fiscals 2016 and 2015, the adjusted number of common shares used to calculate non-GAAP adjusted diluted net income attributable to Coty Inc. per common share was the same as the number of diluted shares used to calculate GAAP net income (loss) per common share. In fiscal 2014 using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was 9.0 higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share. In fiscal 2016, 2015, and 2014, respectively, the adjusted number of common shares used to calculate non-GAAP adjusted basic net income attributable to Coty Inc. per common share was identical to the number of basic shares used to calculate GAAP net (loss) income per common share.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2016. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item

8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Fiscal 2016 (a)				Fiscal 2015 (b)
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2016	2016	2015	2015	2015	2015	2014	2014
Consolidated Statements of Operations Data:
Net revenues	$1,075.6	$950.7	$1,210.5	$1,112.3	$1,019.5	$933.8	$1,259.6	$1,182.3
Gross profit	610.0	581.7	742.8	668.6	605.4	582.0	750.7	700.1
Asset impairment charges	—	—	—	5.5	—	—	—	—
Acquisition-related costs	75.7	37.0	45.5	15.8	32.2	0.3	1.6	—
Operating (loss) income	(2.9)	23.0	152.4	81.7	(23.4)	114.7	183.7	120.1
Interest expense, net	26.2	25.1	14.6	16.0	16.7	17.6	19.1	19.6
Other expense (income), net	—	6.6	24.1	(0.3)	0.2	(0.5)	0.3	—
(Loss) income before income taxes	(29.1)	(8.7)	110.6	66.0	(40.3)	97.6	164.3	11.7
Provision (benefit) for income taxes	2.1	11.6	13.0	(67.1)	(65.9)	15.4	29.4	(5.0)
Net (loss) income	$(31.2)	$(20.3)	$97.6	$133.1	$25.6	$82.2	$134.9	$16.7
Net (loss) income attributable to noncontrolling interests	$(4.5)	$2.4	$5.3	$4.4	$1.1	$2.9	$6.1	$5.0
Net income attributable to redeemable noncontrolling interests	$4.3	$4.1	$3.3	$3.0	$3.5	$3.8	$3.4	$1.1
Net (loss) income attributable to Coty Inc.	$(31.0)	$(26.8)	$89.0	$125.7	$21.0	$75.5	$125.4	$10.6
Per Share Data:
Weighted-average common shares:
Basic	338.8	337.9	345.0	360.0	360.4	344.7	353.4	354.2
Diluted	338.8	337.9	354.3	369.9	369.4	354.8	362.6	364.3
Cash dividends declared per common share	$—	$—	$—	$0.25	$—	$—	$—	$0.20
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.09)	$(0.08)	$0.26	$0.35	$0.06	$0.22	$0.35	$0.03
Diluted	(0.09)	(0.08)	0.25	0.34	0.05	0.21	0.35	0.03

(a) Beginning in the third quarter of fiscal 2016, the financial results presented above include the impacts of the Brazil Acquisition.
(b) Beginning in the fourth quarter of fiscal 2015, the financial results presented above include the impacts of the Bourjois acquisition.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our cash and cash equivalents balances increased by approximately $31.1 during fiscal 2016 primarily as a result of our cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad, offset by the repayment of debt and cash used for acquisitions. As of June 30, 2016, we had cash and cash equivalents of $372.4 compared with $341.3 at June 30, 2015.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal repayments on debt. The working capital movements are based on the sourcing of materials related to the production of our products.

As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.
Debt

	June 30, 2016	June 30, 2015
Short-term debt	$19.8	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	670.0	—
Term Loan A Facility due October 2020	1,883.6	—
Term Loan B Facility due October 2022	1,596.0	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	4,170.1	2,634.7
Less: Short-term debt and current portion of long-term debt	(161.8)	(28.8)
Total Long-term debt	4,008.3	2,605.9
Less: Discount on Long-term debt	(7.3)	—
Total Long-term debt, net	$4,001.0	$2,605.9
Short-Term Debt
We maintain short-term lines of credit with financial institutions around the world. Total available lines of credit were $108.5 and $127.7, of which $19.8 and $22.1 were outstanding at June 30, 2016 and 2015, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.5% to 16.5% and from 0.7% to 18.0% as of June 30, 2016 and 2015, respectively. The weighted-average interest rate on short-term debt outstanding was 14.0% and 7.1% as of June 30, 2016 and 2015, respectively. In addition, we had undrawn letters of credit of $4.6 and $4.1 as of June 30, 2016 and 2015, respectively.

Long Term Debt
Our long term debt facilities consisted of the following as of June 30, 2016:

Facility	Maturity Date	Principal Amount (in millions)	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2016	Debt Discount	Repayment Schedule
Revolving Credit Facility(a)	October 2020	$1,500.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (f)	1.75%	N/A(b)	Payable in full at maturity date
Term Loan A Facility(a) - USD Portion	October 2020	$1,750.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (f)	1.75%	N/A(b)	Quarterly repayments beginning June 30, 2016 at 1.25% of original principal amount
Term Loan A Facility(a) - Euro Portion	October 2020	€140.0	EURIBOR(a) plus a margin of 1.00% to 2.00% per annum, based on the Company’s total net leverage ratio (c) (f)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2016 at 1.25% of original principal amount
Term Loan B Facility(a) - USD portion	October 2022	$500.0	LIBOR(a) (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%(f)	3.00%	0.50%	Quarterly repayments beginning June 30, 2016 at 0.25% of original principal amount
Term Loan B Facility(a) - Euro portion	October 2022	€990.0 (e)	EURIBOR(a) (subject to a 0.75% floor) plus a margin of 2.75%	2.75%	0.50%	Quarterly repayments beginning June 30, 2016 at 0.25% of original principal amount (e)

(a) As defined below.
(b) N/A - Not Applicable.
(c) As defined per the respective loan agreement.
(d) Additionally we will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on our total net leverage ratio(c). As of June 30, 2016, the applicable rate on the unused commitment fee was 0.50%.
(e) Includes €665.0 million of the Euro portion of Term Loan B originated on October 27, 2015, and the €325.0 million from the Incremental Term Loans, as defined below, originated on April 8, 2016. Repayments on the €325.0 million Incremental Term Loan B are payable quarterly beginning on September 30, 2016 at 0.25% of the original principal amount.
(f) The selection of the applicable interest rate for the period is at our discretion.

On October 27, 2015, we refinanced our long term debt facilities. Our long term debt facilities that were outstanding prior to our refinancing consisted of the following as of June 30, 2015:

Facility	Maturity Date	Principal Amount	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2015	Debt Discount	Repayment Schedule
2013 Term Loan (a)	March 2018	$1,250.0	LIBOR(c) plus a margin ranging from 0.0% to 1.75% based on the Company’s consolidated leverage ratio(d)	1.50%	N/A(b)	Quarterly repayments commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal 2017, and 2018 respectively
Incremental Term Loan (a)	April 2018	$625.0	LIBOR(c) plus a margin ranging from 0.0% to 1.75% based on the Company’s consolidated leverage ratio(d)	1.50%	N/A(b)	Payable in full on April 2, 2018
2013 Revolving Loan Facility (a)	April 2018	$1,250.0	LIBOR(c) plus a margin ranging from 0.15% to 0.25% based on the Company’s consolidated leverage ratio(d)	1.28%	N/A(b)	Payable in full at maturity date
2015 Credit Agreement (a)	March 2018	$800.0	Applicable base rate(c) plus a margin ranging from 0.125% to 1.875% based on the Company’s consolidated leverage ratio(d)	1.63%	N/A(b)	Payable in full on March 31, 2018

(a) As defined below.
(b) N/A - Not Applicable.
(c) Applicable base rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio.
(d) As defined per the respective loan agreement.
Coty Credit Agreement
On October 27, 2015, we entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Coty Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) comprising (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 Term Loan A Facility (“Term Loan A Facility”) and (iii) a Term Loan B Facility comprising of a $500.0 tranche and a €665.0 million tranche (“Term Loan B Facility”). The Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance our previously existing debt, which included the 2015 Credit Agreement due March 2018 and facilities under the Coty Inc. Credit Facility (together, the “Prior Coty Inc. Credit Facilities”).
On April 8, 2016, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in commitments under the Term Loan A Facility and an additional €325.0 million in commitments under the Term Loan B Facility of the Coty Credit Agreement (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to partially repay outstanding balances under the Revolving Credit Facility. The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Term Loan A Facility and Euro denominated portion of the Term Loan B Facility.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Prior Coty Inc. Credit Facilities
2015 Credit Agreement
On March 24, 2015, we entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2015 Credit Agreement provided for a term loan of $800.0 (the “2015 Term Loan”), payable in full on March 31, 2018.

Coty Inc. Credit Facility
On June 25, 2014, we entered into an Incremental Term Loan Amendment (the “Incremental Amendment”) to the 2013 Credit Agreement. The 2014 Incremental Amendment provided for an incremental term loan of $625.0 (the “Incremental Term Loan”), which had substantially the same terms and conditions as the 2013 Term Loan, except with respect to principal repayments.
On April 2, 2013, we refinanced our then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”), with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2013 Credit Agreement provided a term loan of $1,250.0 (the “2013 Term Loan”), which would have expired on March 31, 2018. The 2013 Credit Agreement additionally provided a revolving loan facility of $1,250.0 (the “2013 Revolving Loan Facility”) which would have expired on April 2, 2018, provided for up to $80.0 in swingline loans.
Deferred Financing Fees
For the fiscal years ended June 30, 2016, 2015, and 2014, we recognized deferred financing fees of $59.0, $11.2, and $2.2, respectively. For the fiscal years ended June 30, 2016, 2015, and 2014, we wrote-off deferred financing fees of $3.1, $5.1, and nil, respectively, of which $3.1 and $4.2 in fiscal 2016 and 2015, respectively, were recorded to Loss on early extinguishment of debt in the Consolidated Statement of Operations. The remaining $0.9 of the fees written off in fiscal 2015 was recorded to Interest expense in the Consolidated Statement of Operations. As of June 30, 2016 and 2015, we had deferred financing fees of $64.6 and $20.9 recorded in Other noncurrent assets on our Consolidated Balance Sheet.
Interest
Interest is payable quarterly or on the last day of the interest period applicable to borrowings under our long-term debt facilities. For fiscal 2016, the weighted-average interest rates for the Revolving Credit Facility, Term Loan A Facility, and Term Loan B Facility under the Coty Credit Agreement were 1.97%, 1.99% and 3.61%, respectively.
With respect to the Prior Coty Inc. Credit Facilities, the weighted-average interest rates on our 2015 Term Loan, Incremental Term Loan and the 2013 Term Loan collectively were 1.77%, 1.70%, and 1.60% in fiscal 2016, 2015, and 2014, respectively. The weighted-average interest rates on our 2013 Revolving Loan Facility were 1.67%, 1.40%, and 1.30% in fiscal 2016, 2015, and 2014.
Senior Notes
On September 29, 2014, we prepaid the Senior Notes as defined below. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, we incurred a loss on early extinguishment of debt of $88.8, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.
On June 16, 2010, we issued $500.0 of Senior Secured Notes (the “Senior Notes”) in three series in a private placement transaction: (i) $100.0 in aggregate principal amount of 5.12% Series A Senior Secured Notes due June 16, 2017, (ii) $225.0 in aggregate principal amount of 5.67% Series B Senior Secured Notes due June 16, 2020 and (iii) $175.0 in aggregate principal amount of 5.82% Series C Senior Secured Notes due June 16, 2022.
Financial Covenants
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
As of June 30, 2016, we are in compliance with all financial covenants within the Coty Credit Agreement as described above.
Business Combinations
Brazil Acquisition
On February 1, 2016, we completed the Brazil Acquisition in order to further strengthen our position in the Brazilian beauty and personal care market. The total consideration was R$3,599.5 million, the equivalent of $901.9 which was paid in cash during fiscal 2016.

Pending Transaction with P&G
On July 9, 2015, we announced the signing of a definitive agreement to merge the P&G Beauty Brands, comprising 43 beauty brands, into us through a Reverse Morris Trust transaction. The purchase consideration to be issued in connection with the Merger will consist of a combination of equity and assumed debt. Pursuant to the Transaction Agreement, the assumed debt of $2,900.0 from the P&G Beauty Brands is subject to a $1,000.0 adjustment pursuant to a collar based on the trading price of our stock (within a range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. Consequently, the assumed debt is expected to be between approximately$1,900.0 and $3,900.0.
As of August 17, 2016, we expect that P&G shareholders will receive 409.7 million shares or 54% of all outstanding shares of the combined company on a fully diluted basis.
As of August 17, 2016, including an adjustment for the two brands that will not transfer to us upon completion of the Merger, a working capital adjustment, and other adjustments, the estimated total transaction value is expected to be $13,200.0 based on the closing price of our common stock on August 17, 2016 of $27.71, which is above the collar.  This comprises $11,400.0 in equity and an estimated amount of assumed debt of $1,800.0. The amount of debt assumed of $1,800.0 reflects the $1,900.0 amount pursuant to the collar (reflecting such closing price of our common stock on August 17, 2016) and an estimated decrease of $100.0 in connection with certain other adjustments.
The Merger is expected to close in October 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final purchase price allocation will be based on the closing price of our common stock on the date of the closing.
We recognized acquisition-related costs associated with the Merger of $163.8 and $30.2 for the fiscal years ended June 30, 2016 and 2015, respectively, which are included in Acquisition-related costs in the Consolidated Statements of Operations. We currently estimate that we will incur a total of approximately $1,200.0 of operating expenses and $500.0 of capital expenditures associated with the Merger through fiscal 2020. The amount and timing of this charge would affect our liquidity, cash flows and comparability of period-to-period operating results. Additionally, we anticipate realizing $780.0 million of cost savings over the next four fiscal years as a result of the Merger.
We estimate that the failure to complete the Merger could result in unrecoverable costs of approximately $400.0 to us as of June 30, 2016, which include costs already incurred related to integration efforts as well as costs that would be required to exit signed agreements.
Dispositions
During fiscal 2016, we sold the Cutex brand and related assets for a total disposal price of $29.2. We allocated $4.2 of goodwill to the brand as part of the sale. We recorded a gain of $24.8 which has been reflected in Gain on sale of assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2016.
Cash Flows

	Year Ended June 30,
	2016	2015	2014
Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$501.4	$526.3	$536.5
Net cash (used in) investing activities	(1,059.2)	(171.2)	(257.6)
Net cash provided by (used in) financing activities	592.6	(1,138.2)	(5.7)
Net cash provided by operating activities
Net cash provided by operating activities was $501.4, $526.3 and $536.5 for fiscal 2016, 2015 and 2014, respectively. The decrease in operating cash inflows in fiscal 2016 compared with fiscal 2015 was $24.9. This decrease is primarily due to the change in Gain on sale of assets relating to the Cutex brand, Loss on extinguishment of debt and lower cash provided by Net income totaling $183.5. Offsetting the decrease in cash inflows was an increase of bad debt provision of $17.4, as well as an increase in accounts payable of $141.2 relating to additional operating expenses as well as a change in the frequency of our payables processing from a bi-monthly to a monthly basis.
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

Net cash (used in) investing activities
Net cash used in investing activities was $(1,059.2), $(171.2) and $(257.6) for fiscal 2016, 2015 and 2014, respectively. The increase in cash outflows in fiscal 2016 as compared to fiscal 2015 of $888.0 is primarily driven by $890.8 paid in connection with the Brazil Acquisition, net of cash received, $17.9 paid in connection with the acquisition of a digital marketing company and a loss of $29.6 on a foreign currency forward contract related to the Brazil Acquisition. This is partially offset by lower capital expenditures in the current year of $20.8 and the elimination of $30.0 of annual contingent purchase price payments made in connection with the acquisition of the Calvin Klein license from Unilever in 2006.
The decrease in cash outflows in fiscal 2015 as compared to fiscal 2014 of $86.4 is primarily driven by lower capital expenditures in the current year of $30.6, the use of equity to acquire a business in the current year, cash received from the Bourjois acquisition of $12.3 and the receipt of $14.8 primarily from the completion of the sale of assets in China.
Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities was $592.6, $(1,138.2) and $(5.7) for fiscal 2016, 2015 and 2014, respectively. The increase in cash inflows in fiscal 2016 as compared to fiscal 2015 of $1,730.8 is primarily attributable to higher net cash inflows from debt transactions of $2,270.9 substantially related to the net proceeds from the Coty Credit Agreement used to refinance the Prior Coty Inc. Credit Facilities. The increase in the financing cash inflows was also attributable to a decrease of net payments for foreign currency forward contracts of $28.2, which were partially offset by year over year cash outflows of $531.8 for the purchase of treasury shares, and higher payments of deferred financing fees of $46.4.
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
Dividends
On September 11, 2015, we declared a cash dividend of $0.25 per share, or $90.1 on our Class A Common Stock and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2015 and was recorded as a decrease to Additional paid-in capital (“APIC”) in the Consolidated Balance Sheet as of June 30, 2016. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and was recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2016. Total accrued dividends on unvested RSUs and phantom units of $1.8 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2016.
The Transaction Agreement restricts our ability to declare, make or pay any dividends, other than in ordinary course and for an amount not to exceed $0.25 per share prior to the closing of the Transactions, without P&G consent. In July 2016, P&G provided consent to our dividend declared on August 1, 2016 (Note 25).
On September 16, 2014, we announced a cash dividend of $0.20 per share, or $71.9 on our Class A Common Stock and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2014 and was recorded as a decrease to APIC in the Consolidated Balance Sheet as of June 30, 2015. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and was recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, we reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2015. Total accrued dividends on unvested RSUs of $1.4 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2015.
Share Repurchase Program
Since February 2014, the Board has authorized us to repurchase our Class A Common Stock under approved repurchase programs. Repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, and general market conditions. As of June 30, 2016, we had $433.1 remaining under the current repurchase program that was approved on February 3, 2016. The following table summarizes the share repurchase activities during the years ended June 30, 2016, 2015, and 2014:

Period	Number of shares repurchased (in millions)	Cost of shares repurchased (in millions)	Lowest fair value of shares repurchased per share	Highest fair value of shares repurchased per share
Fiscal Year Ended June 30, 2016	27.4	$767.0	$25.10	$30.35
Fiscal Year Ended June 30, 2015	13.4	263.1	18.64	21.99
Fiscal Year Ended June 30, 2014	6.6	100.0	14.64	15.69
Other Share Repurchases
In addition to the above mentioned repurchase activities, on December 3, 2015, we entered into a stock purchase agreement with a shareholder holding more than 5% of our Class A Common Stock to repurchase 1.0 million shares of our Class A Common Stock. On December 17, 2015, we remitted payment for the repurchased shares at a price of $27.91 per share. The fair value of shares repurchased was approximately $27.9, which was recorded as an increase to Treasury stock in the Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
On September 29, 2014, we entered into an agreement with Mr. Scannavini, our former Chief Executive Officer in connection with his resignation. The agreement required that we purchase on or before January 27, 2015 all Class A Common Stock Mr. Scannavini held directly or indirectly, including shares of Class A Common Stock obtained upon the exercise of certain stock options, for a share price of $17.21, which is the average closing value of the Class A Common Stock on the New York Stock Exchange over five business days immediately preceding September 29, 2014. As a result of the agreement, we purchased 2.4 million shares of our Class A Common Stock for $42.0 and reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests during the year ended June 30, 2015. We made a net payment to Mr. Scannavini of $29.5, which is the purchase amount of $42.0 net of the aggregate exercise price of his vested stock options of $12.5.
On June 12, 2014, in connection with a related party transaction, we repurchased a total of 27.9 million and less than 0.1 million shares of Class B Common Stock and Class A Common Stock, respectively, for $16.78 per share, which was determined by calculating the volume weighted average price of our Class A Common Stock from May 30, 2014 through June 5, 2014, inclusive. The value of Class B shares and Class A shares repurchased was $468.0 and $1.0, respectively, and was reflected as an increase to Treasury stock in our Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments as of June 30, 2016 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2017	2018	2019	2020	2021
Long-term debt obligations	$4,150.2	$141.9	$111.3	$111.3	$111.3	$2,158.4	$1,516.0
Interest on long-term debt obligations(a)	765.1	128.9	138.3	156.1	164.8	91.8	85.2
Operating lease obligations	507.6	70.2	67.3	59.9	50.4	45.5	214.3
License agreements:(b)
Royalty payments	240.2	34.7	34.1	34.6	31.7	20.7	84.4
Advertising and promotional spend obligations	153.6	39.5	27.6	29.5	31.0	13.0	13.0
Other contractual obligations(c)	263.0	139.8	47.8	28.9	24.6	13.7	8.2
Other long-term obligations:
Pension obligations (mandated)(d)	18.5	4.2	3.9	3.7	3.4	3.3	—
Total	$6,098.2	$559.2	$430.3	$424.0	$417.2	$2,346.4	$1,921.1

(a) Interest costs on our variable rate debt after consideration of our interest rate swap arrangements are determined based on an interest rate forecast using the forward interest rate curve and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $51.2 over the term of our long-term debt.
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

(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial instruments arising out of our joint ventures as discussed in Note 20, “Mandatorily Redeemable Financial Interest”. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above. Included in the balance for fiscal 2017 and 2018 are $91.8 and $9.2, respectively, of contractual obligations for consulting services related to the acquisition of the P&G Beauty Brands. The future cash outflows related to these consulting commitments are subject to early termination upon the contingency the acquisition of the P&G Beauty Brands does not occur.
(d) Represents future contributions to our pension plans mandated by local regulations or statutes. See Note 17, “Employee Benefit Plans” in the notes to our Consolidated Financial Statements for additional information on our benefit plans’ investment strategies and expected contributions and for information regarding our total underfunded pension and post-employment benefit plans of $237.8 at June 30, 2016.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $131.9 as of June 30, 2016, as we are unable to predict when, or if, any payments would be made. See Note 15, “Income Taxes” in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
Additionally the table excludes $73.3 of Redeemable noncontrolling interest which is reflected in the Redeemable noncontrolling interests in the Consolidated Balance Sheets as of June 30, 2016. We have a 33% redeemable noncontrolling interest in our consolidated subsidiary in the UAE. We have the right to purchase the noncontrolling interest in this subsidiary from the noncontrolling interest holder (“call right”) and the noncontrolling interest holder has the right to sell its noncontrolling interest (“put right”) to us at certain points in time. Given the provisions of the put and call rights, the entire noncontrolling interest is redeemable outside of our control and is recorded in temporary equity at the estimated redemption value of $73.3 as of June 30, 2016. On February 12, 2016, we gave notice of intent to exercise our option to purchase the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $10.1 for the remaining 45% interest as of June 30, 2016. The transaction is effective as of June 30, 2016 with the payment expected to be made by August 31, 2016. The $10.1 is recorded as a reduction to Redeemable noncontrolling interest in our Consolidated Statements of Equity and Redeemable Noncontrolling interests and as Accrued expenses and other current liabilities in the Consolidated Balances Sheets.
See Note 21, “Noncontrolling Interests and Redeemable Noncontrolling Interests” in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
In December 2014, we gave notice of intent to exercise our Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, we gave notice of intent to exercise our option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. We have estimated a purchase price of approximately $50.0 for the 35% interest assuming a buyout. We are currently negotiating with the noncontrolling interest holder on alternatives to reorganize the ownership structure and distribution agreements to optimize the operations for the Merger.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency losses (gains) of $7.2, $(7.9) and $18.7 in fiscal 2016, 2015 and 2014, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net gains (losses) of $19.2, $(4.1) and $(2.8) in fiscal 2016, 2015 and 2014, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of $(29.4), nil and nil in fiscal 2016, 2015 and 2014, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.

The accumulated loss on these derivative instruments in AOCI, net of tax, was $28.9 and $0.1 as of June 30, 2016 and June 30, 2015, respectively.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2016, in the event of a 10.0% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $45.9 increase in the fair value of the forward contracts. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
Interest Rate Risk Management
We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates in the United States. We periodically enter into interest rate swap agreements to facilitate our interest rate management activities. We have designated these agreements as cash flow hedges and, accordingly, applied hedge accounting. The effective changes in fair value of these agreements are recorded in accumulated other comprehensive income (loss) (“AOCI/(L)”), net of tax, and ineffective portions are recorded in current- period earnings. Amounts in AOCI/(L) are subsequently reclassified to earnings as interest expense when the hedged transactions are settled.
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
If interest rates had been 10% higher/lower and all other variables were held constant, operating income in fiscal 2016 would decrease/increase by $8.1.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $9.2 as of June 30, 2016. Accordingly, management believes risk of material loss under these hedging contracts is remote.
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
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.6 and $4.1 as of June 30, 2016 and 2015, respectively.
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
Revenue Recognition
Revenue is recognized when realized or realizable and earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3%, 3% and 4% of gross revenue after customer discounts and allowances in fiscal 2016, 2015 and 2014, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 8%, 9% and 9% in fiscal 2016, 2015 and 2014, respectively.
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
Inventory
Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or market value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs. We classify inventories into various categories based upon their stage in the product life cycle, future marketing sales plans and the disposition process.
We also record an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for future known or anticipated events. These estimates could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels, competitive conditions or other factors differ from the our estimates and expectations.
Business Combinations
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact our future operating results, as we recognize depreciation and amortization expense on long lived assets. We use a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and legal counsel or other experts to assess the obligations associated with legal, environmental or other claims.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain. Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to manage the acquired brands. Other intangible assets are expected to have determinable useful lives. Our assessment of intangible assets that have an indefinite life and those that have a determinable life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
Goodwill, Other Intangible Assets and Long-Lived Assets
Goodwill
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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing our qualitative assessment, we consider the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative impairment test.
Quantitative impairment testing for goodwill is performed in two steps: (i) the determination of possible impairment, based upon the fair value of a reporting unit as compared to its carrying value; and (ii) if there is a possible impairment indicated, this step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units.
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine fair value of the reporting unit, we used a combination of the income and market approaches. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
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
There were no impairments of goodwill at our reporting units in fiscal 2016 and 2015.
In fiscal 2014, we anticipated realizing significant improvements in cash flows in our Skin & Body Care Reporting Units China operations beginning in the third quarter due to the reorganization of our management team and distribution network in China and the launch of new product offerings. In the course of evaluating the results for the third quarter and the preparation of third quarter financial statements, we noted the net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that required an interim impairment test for goodwill and certain other intangible assets in the Skin & Body Care Reporting Unit. Consequently, goodwill was fully impaired, resulting from a reduction in fair value of the Skin & Body Care reporting unit of 43.4% from the May 1, 2013 fair value and total non-cash impairment charge of $316.9, of which $256.4 related to goodwill and $60.5 to other assets.
Based on the annual impairment test performed at May 1, 2016, we determined that the fair values of our reporting units significantly exceeded their respective carrying values at that date by a range of approximately 120.0% to greater than 200.0%. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate of 8.0%.
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
On May 1, 2016, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
Our indefinite-lived other intangible assets had a carrying value of $1,417.0 as of June 30, 2016, and comprise trademarks for the following brands: OPI of $659.0, philosophy of $261.8, Sally Hansen of $181.7, Bourjois of $115.2 and other brands totaling $199.3. As of May 1, 2016, we determined that the fair value of our philosophy brand exceeded its carrying value by approximately 21% using projections that assumed weighted average growth rates of approximately 3.5% and a discount rate of 9.0%. The fair value of the philosophy trademark would fall below its carrying value if the weighted average annual growth rate decreased by approximately 145 basis points or the discount rate increased by 127 basis points. The fair value of our Bourjois brand exceeded its carrying value by approximately 19% using projections that assumed weighted average growth rates of approximately 3.5% and a discount rate of 9.0%. The fair value of the Bourjois trademark would fall below its carrying value if the weighted average annual growth rate decreased by approximately 136 basis points or the discount rate increased by 131 basis points. The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 59.0% to greater than 200.0%.
On May 1, 2015, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
In the course of evaluating the results for the third quarter fiscal 2014 and the preparation of third quarter financial statements, we noted the net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that required an interim impairment test for goodwill and certain other intangible assets in the Skin & Body Care Reporting Unit.
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
In conjunction with our analysis of our go-to-market strategy in Southeast Asia during the first quarter of fiscal 2016, we evaluated future cash flows for this asset group and determined that the carrying value exceeded the undiscounted cash flows. As a result, we evaluated the fair value of the long-lived assets in the asset group, through an analysis of discounted future cash flows, and determined that the customer relationships were fully impaired and thus recorded $5.5 of Asset impairment charges in the Consolidated Statements of Operations for the fiscal year ended June 30, 2016.

There were no impairments of long-lived assets in fiscal 2015.
During fiscal 2014, we recorded a $6.0 impairment charge in asset impairment charges in the Consolidated Statements of Operations related to a manufacturing facility in China as discussed above in Other Intangible Assets. Subsequently in October 2014, we agreed to sell certain TJoy assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. As a result, we recognized a gain of $7.2 in Gain on sale of assets in the Consolidated Statements of Operations during fiscal 2015.
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
The long-term rates of return on our pension plan assets are based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income (loss). Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. In fiscal 2016, our pension plans had actual returns on assets of $5.6 as compared with expected return on assets of $3.7, which resulted in a net deferred gain of $1.9, substantially all of which is currently subject to be amortized over periods ranging from approximately 10 to 31years. The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.
The rate of future compensation increases is another assumption used by our third-party actuarial consultants for pension accounting.
The weighted-average assumptions used to determine our projected benefit obligation were as follows:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2016	2015	2016	2015	2016	2015
Discount rates	3.3%-3.8%	4.1%-4.5%	0.2%-1.9%	1.0%-2.7%	3.8%-4.0%	4.1%-4.6
Future compensation growth rates	N/A	N/A	1.5%-2.5%	1.5%-2.5%	N/A	N/A
The weighted-average assumptions used to determine our net periodic benefit cost during the fiscal year were as follows:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rates	4.1%-4.5%	3.1%-4.5%	3.6%-5.0%	1.0%-2.7%	1.8%-3.2%	2.3%-3.8%	4.1%-4.6%	4.2%-4.8%	5.4%
Future compensation growth rates	N/A	N/A	N/A	1.5%-2.5%	2.0%-2.5%	2.0%-2.5%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	5.1%	6.5%	6.5%	2.3%-4.3%	2.8%-4.3%	3.3%-4.3%	N/A	N/A	N/A
Our post-employment plans comprise health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$0.4	$(0.4)
Effect on post-employment benefit obligation	6.4	(5.7)
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
Share-Based Compensation
We account for our share-based compensation plans for common stock as equity plans. The share-based compensation for equity plans is estimated and fixed at the grant date, based on the estimated fair value of the award. Series A Preferred Stock is accounted for using the liability accounting method to the extent the award is expected to be settled in cash. Accordingly, share-based compensation expense for the liability was measured at the end of each reporting period based on the fair value of the award on each reporting date and was recognized as an expense to the extent earned.
Share-based compensation expense totaled $35.4, $35.9 and $46.8 in fiscal 2016, 2015 and 2014, respectively. Share-based compensation expense is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The fair value of our outstanding Series A Preferred Stock liability as of June 30, 2016 and 2015 and were estimated using the Black-Scholes valuation model with the following assumptions:

	2016	2015
Expected life	4.79 years	5.79 years
Risk-free interest rate	1.01%	1.96%
Expected volatility	36.74%	26.14%
Expected dividend yield	0.96%	0.63%
Our stock options generally become exercisable 5 years from the date of the grant.
The fair value of our outstanding nonqualified stock options accounted for as equity plans granted during fiscal 2015 was estimated using the Black-Scholes valuation model with the assumptions in the table below. There were no stock options accounted for under equity plans granted during fiscal 2016 and 2014.

2015
Expected life	7.50 years
Risk-free interest rate	1.79%
Expected volatility	31.73%
Expected dividend yield	0.80%
Share-based Compensation Expense Adjustment
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
On June 12, 2013 in conjunction with our IPO, our outstanding share-based plans, consisting solely of common stock plans, were amended to eliminate the ability to settle the awards for cash and the put features to sell the shares back to us for cash and provided only a share settlement option and, as such, the plans are accounted for as equity plans. Accordingly, share-

based compensation was estimated and fixed based on the fair value of outstanding share-based instruments on June 12, 2013, net of estimated forfeitures and recognized over the requisite service period.
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
The following table compares the impact of share-based compensation expense in total to the sum of a) share-based compensation expense under equity plan accounting based on grant date fair value and b) share-based compensation expense for Series A Preferred Stock, which is used to measure the performance of segments:

	Year Ended June 30,
	2016	2015	2014
Share-based compensation expense:
Expense under liability plan accounting Series A Preferred Stock	0.4	0.4	—
Expense under liability plan accounting for special transactions (d)	—	15.8	—
Expense under equity plan accounting	35.0	19.7	46.8
Total share-based compensation expense (a)	35.4	35.9	46.8
Expense under equity plan accounting based on grant date fair value(b) and expense for Series A Preferred Stock (b)	34.1	17.6	19.2
Share-based compensation expense adjustment for pre-IPO grants(c) and special transactions(d)	$1.3	$18.3	$27.6

(a) See Note 23, “Share-Based Compensation Plans,” in the notes to our Consolidated Financial Statements.
(b) Share-based compensation expense calculated as if we had applied equity plan accounting since the grant date of the award for our Pre-IPO share-based compensation plans for common stock.
(c) Share-based compensation adjustment for Pre-IPO grants in fiscal 2016, 2015, and 2014 of $1.3, $2.5 and $27.6, respectively, consisted of (i) the difference between share-based compensation expense accounted for under equity plan accounting based on the grant date fair value and total share-based compensation expense, which was accounted for under liability plan accounting prior to June 12, 2013 and equity plan accounting subsequent to the IPO based on the fair value on June 12, 2013, for the recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares and restricted stock units and (ii) all costs associated with the special incentive awards granted in fiscal 2012 and 2011. Vesting of the special incentive awards was dependent upon the occurrence of (i) an initial public offering by September 14, 2015, or (ii) if an initial public offering had not occurred by September 14, 2015, upon achievement of a target fair value of our share price and the completion of the service period on September 14, 2015. On June 13, 2013, the date our Class A common stock began trading on the New York Stock Exchange, 50% of the special incentive awards vested.
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
(d) The adjustment also includes $15.8 million related to special transactions our parent company JABC has conducted with a related party as explained at Note 22 “Equity,” in the notes to our Consolidated Financial Statements. This expense is excluded from our segments and operating income as management views the discounted sale of shares and subsequent repurchase as outside the normal course of business.

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
For unrecognized tax benefits, we first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to unrecognized tax benefits, including associated interest and penalties, requires significant estimates to be made by us, there can be no assurance that we will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on our operating results or financial condition.
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
It is our intention to permanently reinvest undistributed earnings and profits from our foreign operations that have been generated through June 30, 2016 and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2016. It is not practicable for us to determine the amount of additional income and withholding taxes that may be payable in the event the undistributed earnings are repatriated.
The balance of cumulative undistributed earnings of non-U.S. subsidiaries was $2,426.0 and $2,138.7 as of June 30, 2016 and 2015, respectively. Our cash and cash equivalents balance at June 30, 2016 and 2015 includes $364.8 and $337.7, respectively, of cash held by foreign operations associated with our permanent reinvestment strategy.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We have included our Management Report over Internal Control over Financial Reporting in “Item 15. Exhibits, Financial Statement Schedules” and is incorporated in this Item 9A by reference.
Changes in Internal Control over Financial Reporting
On February 1, 2016, we completed the Brazil Acquisition. As a result, we have excluded the internal controls of the Brazil Acquisition from our annual evaluation of the effectiveness of internal control over financial reporting for our Company. For the year ended June 30, 2016, the Brazil Acquisition represents 2.2% of total net revenues of our Company, and as of June 30, 2016, the Brazil Acquisition represents 7.4% of total assets of our Company.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors

Name	Age	Director Since
Lambertus J.H. Becht	60	2011
Joachim Faber	66	2010
Olivier Goudet	51	2013
Peter Harf	70	1996
Paul S. Michaels	64	2015
Erhard Schoewel	67	2006
Robert Singer	64	2010
Lambertus J.H. Becht joined Coty’s board of directors (the “Board”) as Chairman in November 2011 and became Coty’s interim CEO in September 2014. He also serves as the Chairman of the board of directors of Jacobs Douwe Egberts B.V. and of the board of directors of the parent of Keurig Green Mountain, Inc., as well as a non-executive director of Peet’s Coffee & Tea, Inc. and the Caribou Coffee Company, Inc./Einstein Noah Restaurant Group, Inc. Mr. Becht is also a partner and Chairman of the JAB group of companies (“JAB Group”). From 1999 to August 2011, Mr. Becht was Chief Executive Officer of Reckitt Benckiser Group plc, a leading global consumer goods company in the field of household cleaning and health and personal care. Prior to that, Mr. Becht was Chief Executive Officer of privately held Benckiser Detergents, which in 1997 became Benckiser N.V. and listed on the Amsterdam and New York Stock Exchanges, and in 1999 merged with Reckitt & Colman plc and listed on the London Stock Exchange. Before becoming Chief Executive Officer of Benckiser Detergents in 1995, Mr. Becht held a variety of marketing, sales and finance positions at P&G in the United States and Germany and served within Benckiser Detergents as General Manager in Canada, the United Kingdom, France and Italy. Mr. Becht holds a Master of Business Administration degree from the University of Chicago Booth School of Business and a Bachelor of Arts degree in Economics from the University of Groningen in the Netherlands.
We believe Mr. Becht is well qualified to serve as Chairman of our Board. Mr. Becht has many years of experience in the consumer products industry, including executive, operating, marketing, finance and international business experience, and was Chief Executive Officer of Reckitt Benckiser. We believe these experiences are advantageous to us and are critical to his ability to identify, understand and address challenges and opportunities that we face.
Mr. Becht will step down as Coty’s interim CEO effective as of the day following the closing of the Transactions, but will continue to serve as Chairman of the Board.
Joachim Faber joined the Board in 2010. Mr. Faber is also the Chairman of the Supervisory Board of Deutsche Börse AG, Frankfurt, a member of the board of HSBC Holdings PLC, London, Chairman of the Shareholder Committee of JAB Holding Company S.á r.l. and a member of the board of Allianz S.A., Paris. Mr. Faber was a member of the Supervisory Board of OSRAM Licht AG and the Chairman of its audit committee until June 30, 2014. Until 2011, Mr. Faber served as the Chief Executive Officer of Allianz Global Investors, a global asset management company, and a member of the management board of Allianz SE in Munich. Prior to joining Allianz in 1997, he worked for 14 years in various positions for Citicorp in Frankfurt and London. He serves on the board of German Cancer Aid in Bonn and the European School for Management and Technology in Berlin. Mr. Faber graduated from the University of Bonn with a degree in Law. He received his PhD degree from the Postgraduate National School of Public Administration Speyer, Germany after completing his research at the Sorbonne University in Paris, France.
We believe Mr. Faber is well qualified to serve as a member of our Board. As Chief Executive Officer of Allianz, Mr. Faber’s financial expertise and experience in running a large corporation with multinational operations in addition to his more than 25 years of experience in the banking and finance industries, is critical to his ability to identify, understand, assess and address challenges and opportunities that we face.
Olivier Goudet joined the Board in May 2013. Mr. Goudet is Partner and Chief Executive Officer of the JAB Group, an investment firm, a position he has held since June 2012. He started his professional career in 1990 at Mars, Incorporated, a manufacturer of food products, serving on the finance team of the French business. After six years, he left Mars, Incorporated to join the VALEO Group, where he held several senior executive positions, including Chief Financial Officer. In 1998, he returned to Mars, Incorporated, where he later became Chief Financial Officer in 2004. In 2008, his role was broadened, and he was appointed Executive Vice President and Chief Financial Officer until April 2012. Between June 2012 and November 2015, Mr. Goudet served as an Advisor to the board of directors of Mars, Incorporated. In January 2013, Mr. Goudet became the Chairman of Peet’s Coffee & Tea, Inc., a premier specialty coffee and tea company. In September 2013, Mr. Goudet was appointed as board member of Jacobs Douwe Egberts B.V. Mr. Goudet is also Chairman of the Caribou Coffee Company, Inc./Einstein Restaurant Group, Inc. and a board member of Espresso-House Holding AB and the parent company of Keurig Green Mountain, Inc. In September 2014, Mr. Goudet joined the board of Jimmy Choo PLC. In April 2015, he became the Chairman of the board of directors of Anheuser-Busch InBev SA/NV. Mr. Goudet holds a Degree in Engineering from l’Ecole Centrale de Paris and graduated from the ESSEC Business School in Paris with a major in Finance.
We believe Mr. Goudet is well qualified to serve as a member of our Board. Mr. Goudet’s financial and executive experience, as well as his tenure as a director of other public companies, is critical to his ability to identify, understand and address the challenges and opportunities that we face.
Peter Harf joined the Board in 1996 and serves as Chair of the Remuneration and Nomination Committee. Mr. Harf was Chairman of the Board from 2001 until 2011 and Chief Executive Officer of Coty from 1993 to 2001. He is Chief Executive Officer of Lucresca and Agnaten, privately owned holding companies, which indirectly share voting and investment control over shares of Coty. Mr. Harf joined JAB in 1981, serving the company in a variety of capacities, including Chairman and Chief Executive Officer since 1988. In September 2014, Mr. Harf became the Chairman and member of the board of directors of Jimmy Choo PLC. Mr. Harf is also Chairman of Espresso-House Holding AB and a board member of the Caribou Coffee Company, Inc./Einstein Noah Restaurant Group, Inc., Peet’s Coffee & Tea, Inc., Jacobs Douwe Egberts B.V. and the parent company of Keurig Green Mountain, Inc. Mr. Harf is also co-founder and Executive Chairman of DKMS. Prior to joining the

JAB Group, Mr. Harf was Senior Vice President of Corporate Planning at AEG-Telefunken, Frankfurt, Germany. He began his career at the Boston Consulting Group. Mr. Harf was Deputy Chairman of the Board of Directors of Reckitt Benckiser Group plc from 1999 to December 2015, and was Chairman of the board of directors and a member of the audit committee of Anheuser-Busch InBev SA/NV until 2012. Mr. Harf holds a Master of Business Administration degree from Harvard Business School and a Diploma and a Doctorate in Economics from the University of Cologne in Germany.
We believe Mr. Harf is well qualified to serve as a member of our Board. As our former Chief Executive Officer, Mr. Harf has intimate knowledge of our business and operations and brings a valuable perspective to the Board. Mr. Harf’s more than 30 years of experience in our industry, including executive, operating, strategic planning and international business experience, is critical to his ability to identify, understand and address challenges and opportunities that we face.
Paul S. Michaels joined the Board in June 2015. Prior to joining Coty, Paul S. Michaels served as the President of Mars, Incorporated, a manufacturer of food products and parent company of William Wrigley Jr. Co., from January 2004 to January 2015. Mr. Michaels began his career at P&G and later moved to Johnson & Johnson, where he spent 15 years building many of the company’s flagship brands. Mr. Michaels holds a Bachelor of Arts from the University of Notre Dame.
We believe Mr. Michaels is well qualified to serve as a member of our Board. Mr. Michael’s expertise and creativeness in working with global brands in the consumer goods industry, is critical to his ability to identify, understand and address challenges and opportunities that we face.
Erhard Schoewel joined the Board in 2006. From 1999 to 2006, he was Executive Vice President responsible for Europe at Reckitt Benckiser plc. From 1979 to 1999, he held positions of increasing responsibilities at Benckiser. Prior to that, he worked for PWA Waldhof. In 2012, Mr. Schoewel was elected to the Supervisory Board of the Jahr Holding GmbH & Co. KG in Hamburg, Germany. From 2007 to 2015, he was Chairman of Birdseye Iglo Ltd London and a director of Phorms SE Berlin. Mr. Schoewel received a Diplom-Kaufmann degree from University of Pforzheim.
We believe Mr. Schoewel is well qualified to serve as a member of our Board. Mr. Schoewel has many years of experience in the consumer products industry, including executive, operating and international business experience and experience as a member of the board of directors of other companies, and we believe these experiences are critical to his ability to identify, understand and address challenges and opportunities that we face.
Robert Singer joined the Board in 2010, and serves as Chair of the Audit and Finance Committee. From 2006 to 2009 he served as Chief Executive Officer of Barilla Holding S.p.A., an Italian food company, and before that he served as the President and Chief Operating Officer of Abercrombie and Fitch Co. from 2004 until 2005. He served as Chief Financial Officer of Gucci Group N.V. from 1995 to 2004. Mr. Singer started his career at Coopers & Lybrand in 1977. Since 2009, Mr. Singer has also served as a director of Gianni Versace S.p.A. and a director of Mead Johnson Nutrition. He also serves as a director and chair of the audit committees of Tiffany & Co. and Jimmy Choo PLC. Mr. Singer has served as a senior advisor to CCMP Capital Advisors, LLC since 2011. He received a Bachelor of Arts Humanities degree from Johns Hopkins University, a Master of Arts degree in Comparative Literature from University of California, Irvine and graduated from New York University with a Master of Science in Accounting.
We believe Mr. Singer is well qualified to serve as a member of our Board. Mr. Singer has many years of operating, financial and executive experience, including his experience as Chief Executive Officer of Barilla Holding S.p.A. and President and Chief Operating Officer of Abercrombie and Fitch Co., and we believe these experiences are critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Singer has significant public company board and audit committee experience and extensive risk management experience from his time at Gucci Group and Coopers & Lybrand.
In addition, on July 15, 2016, our Board appointed Camillo Pane, our current Executive Vice President, Category Development, to the position of our CEO and to the Board, each effective as of the day following the closing of the Transactions, which is expected to be in October 2016. Mr. Pane will succeed Mr. Becht. Mr. Becht will continue to serve as Chairman of the Board following the closing of the Transactions. For Mr. Pane’s biography, see “Executive Officers—Camillo Pane” below.
Executive Officers
The following table sets forth certain information concerning our executive officers except as set forth above under “Directors”.

Name	Age	Position(s) Held
Patrice de Talhouët	50	Chief Financial Officer
Sebastien Froidefond	48	Senior Vice President of Human Resources
Edgar Huber	54	President of Global Markets
Jules P. Kaufman	58	Senior Vice President, General Counsel and Secretary
Ralph Macchio	59	Senior Vice President of Global Research and Development, Chief Scientific Officer
Camillo Pane	46	Executive Vice President, Category Development
Mario Reis	57	Executive Vice President, Supply Chain
Kevin Monaco	52	Senior Vice President, Treasurer and Investor Relations
Ayesha Zafar	59	Senior Vice President, Group Controller
Patrice de Talhouët is Chief Financial Officer and a member of the Coty Executive Committee. Mr. de Talhouët oversees strategic leadership for corporate finance, planning and budgeting, treasury, tax and fiscal management and information technologies, as well as business development and mergers and acquisitions. He has more than 20 years of comprehensive global financial experience. Prior to joining Coty as Chief Financial Officer in January 2014, Mr. de Talhouët spent nearly seven years with food products manufacturer Mars, Incorporated, serving as Corporate Finance Officer Americas and a member of the finance executive committee from April 2011 to December 2013 and Chief Financial Officer Europe Mars Chocolate from January 2007 to March 2011. Before joining Mars, Incorporated, Mr. de Talhouët spent more than a decade in senior finance positions at Alcatel-Lucent. Mr. de Talhouët started his career at Société Générale S.A. bank. Mr. de Talhouët has served as a member of Devoteam’s Remuneration Committee from 2002 through 2010 and of Devoteam’s Audit Committee since 2011. He holds a Bachelor’s degree in Economics and International Management from Nanterre University and as well as a Master’s degree in Finance, Accounting and Corporate Law from Conservatoire National des Arts et Métiers (CNAM).
Sebastien Froidefond is Senior Vice President of Human Resources at Coty and a member of the Coty Executive Committee. Mr. Froidefond leads Coty’s worldwide human resources department and oversees all global employee communication initiatives. Prior to joining Coty in August 2015, Mr. Froidefond was Managing Director of Spire S.A.S. and Human Resources Vice President for the Global Consumer Healthcare division of Sanofi, a multinational pharmaceutical company. From 2001 until his appointment as Sanofi’s Human Resources Vice President, Mr. Froidefond served in various roles of increasing responsibility within Sanofi’s human resources functions in the United Kingdom, Latin America, Africa, Turkey, the Middle East, Eurasia and South Asia. He has over 20 years of experience in building and leading world class human resources organizations at country, regional and global levels. Mr. Froidefond holds a Master in Economics from Université Paris X and an advanced degree in consulting from Institut Supérieur de Gestion.
Edgar O. Huber is President of Global Markets of Coty and is a member of the Coty Executive Committee. Mr. Huber has served in this position since November 2015 and oversees sales execution and steers Coty’s business according to specific consumer and retailer needs and priorities. Prior to joining Coty, Mr. Huber was Director, President and Chief Executive Officer of Lands’ End, Inc., a leading global apparel retail brand, from 2011 until 2015. He served as President and Chief Executive Officer of the Juicy Couture Division of Liz Claiborne, Inc., from 2008 until 2011. He has over 15 years of service in a number of senior roles at L’Oréal, S.A. and he was a key account and brand manager for Mars, Incorporated. Mr. Huber holds a Bachelor of Arts Degree from the Handelsakademie Innsbruck/Telfs, Austria and a Masters of Business Administration from the Wirtschaftsuniversität Wien (Vienna University of Economics and Business), Austria. Mr. Huber has also completed the International Management Program at HEC (Haute Etudes Commerciales) in Jouy-en-Josas, France, and the CEDEP (General Management Program) at INSEAD in Foutainbleau, France.
Jules P. Kaufman is Senior Vice President, General Counsel and Secretary of Coty and a member of the Coty Executive Committee. In his role as General Counsel, he oversees Coty’s legal affairs worldwide, including, among other things, acquisitions and divestitures, corporate governance, securities compliance, intellectual property, licensing and regulatory issues. Mr. Kaufman has more than 30 years of comprehensive legal experience. Prior to joining Coty as General Counsel in January 2008, he served in Paris and Geneva as Vice President and Division General Counsel for Colgate-Palmolive Company’s Europe/South Pacific division. Prior to that, Mr. Kaufman had responsibility for mergers and acquisitions, SEC, finance and corporate governance matters within the Colgate corporate legal group. Mr. Kaufman began his career as a corporate lawyer with two New York City based law firms. He received his Bachelor of Arts degree from Harvard University and his Juris Doctor from the University of Virginia School of Law.
Ralph Macchio is Chief Scientific Officer and Senior Vice President of Global Research & Development at Coty and is a member of the Coty Executive Committee. He is responsible for all Scientific Affairs and Global Regulatory Affairs at Coty and the Global Consumer Affairs Team. Mr. Macchio has over 30 years of cosmetic research and development experience.

Since joining Coty in 1992, Mr. Macchio has held various positions of increasing responsibility at Coty. Prior to becoming Chief Scientific Officer and Senior Vice President of Global Research and Development in 2007, Mr. Macchio served as Vice President of Global Research and Development. Prior to joining Coty, Mr. Macchio held several positions at Revlon Inc., including Departmental Manager, Color Cosmetics. He received degrees in Biochemistry and Chemistry from the State University of New York at Albany.
Camillo Pane is Executive Vice President, Category Development and a member of the Coty Executive Committee, and, effective as of the day following the closing of the Transactions, Mr. Pane will become our CEO and a member of the Board. Prior to joining Coty in this position in July 2015, Mr. Pane spent 20 years with Reckitt Benckiser Group plc, where he held numerous high profile international marketing and general management roles throughout his career, in both developed and emerging markets, most recently as Senior Vice President, Global Category Officer Consumer Health from July 2011 until July 2015. Mr. Pane holds a degree in business administration from the University of Bocconi in Milan.
Mario Reis is Executive Vice President, Supply Chain and a member of the Coty Executive Committee. Mr. Reis brings diversified experience in supply chain and commercial fields with a unique perspective and a strong skill set for a best in class end-to-end supply chain. Mr. Reis has more than 30 years of experience as a solid business leader and supply chain expert. Prior to joining Coty in this position in May 2014, Mr. Reis built his career at Groupe Danone, a multinational food products corporation, where he held several senior executive positions within Worldwide Operations from 1996 to 2014. Most recently, Mr. Reis served as Managing Director of Groupe Danone South Africa from 2009 until 2014. Mr. Reis worked at Mars, Incorporated and Bain & Co. in various business roles of increasing responsibility from 1986 to 1996. Mr. Reis holds a Master of Business Administration degree from INSEAD, the University of Manchester and a Bachelor of Science degree with Honors from the University of Manchester.
Kevin Monaco is Senior Vice President, Treasurer and Investor Relations of Coty. In this position, Mr. Monaco oversees the Company’s global treasury and tax functions and represents the Company to the investment community. His responsibilities include capital structure management, liquidity, risk management, the global tax function, and communication of the Company’s business strategy to investors and analysts. From 2006 until joining the Company as Senior Vice President, Treasurer and Investor Relations in October 2009, Mr. Monaco was Senior Vice President, Treasurer at Travelport Limited. Mr. Monaco has more than 20 years of global finance experience, including positions at Cendant Corporation, Avon Products, Inc. and at JPMorgan Chase and Co. Mr. Monaco holds a Master of Business Administration degree with Honors from the University of Notre Dame Mendoza School of Business and a Bachelor of Science degree in Business Administration from the University of Delaware.
Ayesha Zafar is Senior Vice President, Group Controller of Coty. In this position, Ms. Zafar is the Company’s principal accounting officer responsible for overseeing various activities including financial reporting systems of internal control and other compliance programs. Prior to her appointment in May 2016, Ms. Zafar served as Vice President Controller of The Hertz Corporation, a car rental business, since January 2013 and as Controller from March 2012 to January 2013. Ms. Zafar brings 30 years of finance experience in international companies across consumer goods, including Campbell Soup Company, PepsiCo, Inc. and Colgate-Palmolive Company, as well as pharmaceuticals and publishing. Ms. Zafar is a Certified Public Accountant. Ms. Zafar holds a Bachelor of Science degree in Accounting from Excelsior College.
Each executive officer serves for a one-year term ending at the next meeting of our Board at which executive officers are elected or, if earlier, his or her death, resignation or removal, subject to his or her applicable employment agreement.
Structure of Our Board
Our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that the number of directors will be fixed from time to time by a resolution adopted by our Board, but must not consist of less than five or more than 13 directors. Our Board is presently composed of seven directors. Directors are elected by the stockholders at the annual meeting of stockholders by a plurality of the shares present and entitled to vote. Unless his or her office is earlier vacated in accordance with our Amended and Restated Bylaws (“Bylaws”), each director holds office until his or her successor is duly elected and qualified, or, if earlier, until such director’s death, resignation or removal.
Four directors on our Board have a relationship with the JAB Group. Each of Lambertus Becht, Olivier Goudet and Peter Harf may be deemed to have an indirect pecuniary interest in a portion of the shares of our outstanding Class A Common Stock and Class B Common Stock beneficially owned by Lucresca, Agnaten and JAB, and, together with certain other persons, each exercises voting and investment control over the shares of the Company beneficially owned by Lucresca, Agnaten and JAB. Mr. Goudet is the CEO of the JAB Group, and Mr. Harf is the Chief Executive Officer of Agnaten and Lucresca. Mr. Faber also serves in a position similar to a director of JAB Holding Company s.á.r.l. Each of these directors receives compensation for the services each provides to the JAB Group. Our Board considers this structure appropriate in view of the JAB Group’s significant investment in and control of the Company.

Board Leadership
While our Board believes it is important for its chairman to have both a stake in and deep understanding of the Company, our Corporate Governance Guidelines permit our Board flexibility in determining whether to appoint an independent chairman. Our Board has appointed Lambertus J.H. Becht as the Chairman of our Board, and our Board has determined that Mr. Becht was independent until he became our interim CEO in September 2014. Our Board has determined that Mr. Becht is not independent during his service as our interim CEO.
As disclosed above, on July 15, 2016, our Board appointed Camillo Pane, our current Executive Vice President, Category Development, to the position of our CEO and to the Board, each effective as of the day following the closing of the Transactions, which is expected to be in October 2016. Mr. Pane will succeed Mr. Becht. Mr. Becht will continue to serve as a Chairman of the Board following the closing of the Transactions.
Executive Sessions
Our Board meets regularly in executive session without management directors or any members of management. In addition, the independent directors on our Board meet annually in executive session. Generally, the Chairman of our Board serves as Chairman in each of these sessions. However, during Mr. Becht’s service as our interim CEO, the director then serving the longest tenure serves as chairman of these sessions.
Controlled Company Exception
JABC, Agnaten and Lucresca, acting as a group, beneficially own a majority of the voting power of our outstanding Common Stock. As a result, we are currently a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect to not comply with certain NYSE corporate governance standards. Despite the availability of such exceptions, our Board has determined that it will be composed of a majority of independent directors and our Remuneration and Nomination Committee (the “RNC”) will have a written charter addressing its role and responsibilities. As permitted by NYSE rules for “controlled companies”, our Board does not require the RNC to be comprised solely of directors who meet the NYSE’s heightened independence standards for members of compensation committees.
Following the closing of the Transactions, we will not be a “controlled company” within the meaning of the NYSE rules and, subject to the applicable transition periods, our Board intends to take all action necessary to comply with the applicable NYSE listing rules for companies that do not qualify as “controlled companies”, including the heightened independence standards that would apply to the RNC members.
Committees of Our Board
The standing committees of our Board are the Audit and Finance Committee (the “AFC”) and the RNC. From time to time, when appropriate, ad hoc committees may be formed by our Board.
AFC. The members of the AFC are Joachim Faber, Erhard Schoewel and Robert Singer. Our Board has determined that Mr. Singer, the Chair of the AFC, is an audit committee financial expert, as that term is defined under SEC rules. Our Board has also determined that each member of the AFC meets the independence criteria set forth in Rule 10A-3 (“Rule 10A-3”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The AFC has adopted a written charter that describes its primary duties and responsibilities, and the AFC and our Board review its charter each year. The AFC’s primary duties and responsibilities include:

•	monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting, and compliance with our Code (as defined below) and laws and regulations;

•
being responsible for the appointment, compensation, retention and oversight of the work of our independent auditors and assessing and monitoring the independence and performance of our independent auditors and internal audit department;

•	providing an objective, direct communication between our Board, independent auditors, management and the internal audit department;

•
reviewing and pre-approving both audit and non-audit services to be provided by our independent auditors and establishing policies and procedures for the pre-approval of audit and non-audit services to be provided by the independent auditors;

•
meeting to review the audited and quarterly financial statements and discussing these statements with management and our independent auditors, including reviewing the Company’s specific disclosures under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K and based on such review and discussion, recommending to the Board as to the approval of the Company’s audited financial statements and if they should be included in the Company’s Annual Report on Form 10-K;

•	establishing procedures for the review, approval and ratification of related person transactions; and

•	overseeing the Company’s risk management policies and reviewing and evaluating the risk management policies in light of the Company’s business strategy, capital strength and overall risk tolerance.
RNC. The members of the RNC are Peter Harf (Chair), Lambertus J.H. Becht, Paul S. Michaels and Erhard Schoewel. Since we are a “controlled company”, the NYSE does not require each member of the RNC to satisfy the NYSE independence criteria for RNC members. Our Board has determined that Messrs. Schoewel and Michaels satisfy the independence criteria for RNC members. Messrs. Becht and Harf are not considered independent for purposes of membership on the RNC.
The RNC has adopted a written charter that describes its primary duties and responsibilities, and the RNC and our Board review the RNC’s charter each year. The RNC’s primary duties and responsibilities include:

•
identifying individuals qualified to become Board members (consistent with criteria recommended by the RNC and approved by the Board) and recommending to our Board nominees for election at the annual meeting of stockholders and nominees for each board committee;

•	reviewing and making recommendations to our Board concerning board committee structure, operations and Board reporting;

•	discharging our Board’s responsibilities relating to the remuneration of our senior executives, including our Chief Executive Officer;

•
approving and evaluating our executive remuneration plans, policies and programs and ensuring that these plans, policies and programs enable us to attract and retain exceptional talents and incentivize them to achieve exceptional performance;

•
overseeing succession planning for our senior executives, including our Chief Executive Officer, and guiding our Board in appointing and retaining key talents that will nurture our values and culture and strive for constantly improving results;

•	recommending to our Board the corporate governance principles, annually reviewing them and recommending changes to the Board as appropriate;

•	reviewing and making recommendations with respect to the remuneration of all directors;

•	assessing the results of the Company’s most recent advisory vote on executive compensation;

•
reviewing and discussing with management the Company’s compensation discussion and analysis and SEC-required disclosures and recommending to the Board based on that review and discussion whether the compensation discussion and analysis should be included in the Company’s Annual Report on Form 10-K and/or proxy statement;

•	preparing the compensation committee report required by SEC rules to be included in the Company’s Annual Report on Form 10-K and/or proxy statement; and

•	overseeing the evaluation of the performance of our Board and management.

Communications with Our Board
Stockholders, employees and other interested parties may communicate with any or all of our directors by writing to such director(s) at c/o Board of Directors, Coty Inc., 350 Fifth Avenue, New York, New York 10118, Attention: Corporate Secretary. Each communication should specify the applicable director(s) to be contacted, the general topic of the communication, and the number of shares of our Class A Common Stock owned of record (if a record holder) or beneficially. Our Corporate Secretary will initially receive and process communications before forwarding them to the applicable director(s), and generally will not forward a communication that is unrelated to the duties and responsibilities of the director(s), including communications our Corporate Secretary determines to be primarily commercial in nature, is related to an improper or irrelevant topic, or is a request for general information about the Company or our products. In addition, communications that are unduly hostile, threatening, illegal, or similarly unsuitable will be excluded, with the provision that any communication that is filtered out will be made available to any director upon any such director’s request.
Principles of Corporate Governance and Code of Business Conduct
Our Board has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management. These practices are set forth in our Corporate Governance Guidelines. We also have a Code of Business Conduct (the “Code”) applicable to all our employees, officers and directors, including the interim Chief Executive Officer (“interim CEO”), the Chief Financial Officer (“CFO”) and other senior financial officers. These documents and any waivers of provisions of the Code granted to any senior officer or any material amendments to the Code may be found in the “Investor Relations” section of our website: www.coty.com within the “Corporate Governance” subsection under the heading “Governance Documents”. The charters for the Audit and Finance Committee and the Remuneration and Nomination Committee may be found under the heading “Committees” within the “Corporate Governance” subsection.

Stockholders may also contact Investor Relations at 350 Fifth Avenue, New York, New York 10118 or call (212) 389-7300 to obtain hard copies of these documents without charge.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for those persons, we believe that all filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were complied with during fiscal 2016, except that the Forms 4 reporting one transaction each filed on behalf of each of Patrice de Talhouët and Mario Reis were not timely filed and a Form 4 reporting one transaction filed on behalf of Lambertus J.H. Becht was amended to fix errors in the original reporting. All of these transactions have been reported on Form 4 subsequent to the due date.
Item 11. Executive Compensation.
Remuneration and Nomination Committee Report
The Remuneration and Nomination Committee has reviewed and discussed the below Compensation Discussion and Analysis (this “CD&A”) with management and based on such review and discussions has recommended to the Board of Directors that this CD&A be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
The Remuneration and Nomination Committee
Peter Harf, Chair
Lambertus J.H. Becht
Paul S. Michaels
Erhard Schoewel
Compensation Discussion and Analysis
Overview of Compensation Philosophy & Objectives
The overriding objective of our compensation programs for our named executive officers (“NEOs”) is to encourage, reinforce and reward delivery of stockholder value.
NEO compensation (other than for Mr. Becht) consists of base salary, annual cash awards under our Annual Performance Plan (“APP”) and equity awards under our Equity and Long-Term Incentive Plan (“ELTIP”) and its predecessor program, our Long-Term Incentive Plan (“LTIP” and, with the ELTIP, the “Long-Term Incentive Plans”). We also provide certain benefits and perquisites in line with general practice in the country in which the NEO resides and certain payments in lieu of pensions. Variable pay under our APP and Long-Term Incentive Plans has and will continue to be the most significant element of our NEO compensation program. The following discussion of the compensation program for our NEOs does not apply to Mr. Becht who is not an employee and is serving in a non-employee role as interim CEO. The compensation provided to Mr. Becht in respect of his service as interim CEO is discussed separately below in the section titled “Non-Plan Phantom Unit Award”.
Competitive Compensation. Our compensation program for our NEOs is designed to compensate our NEOs competitively to ensure that we attract and retain the right talent to deliver stockholder value. We benchmark our compensation against a peer group of companies that includes companies against whom we compete for key talent (the “Compensation Peer Group”). We target total direct NEO compensation at the 50th percentile of the Compensation Peer Group, and provide the NEOs with the opportunity to earn total direct compensation towards the third quartile of the Compensation Peer Group based on exceptional performance.
Equity-Based Compensation. We closely align the interests of our NEOs with those of our stockholders through a compensation program in which a significant portion of total compensation is paid through equity-based long-term incentives. To balance incentives to achieve short-term and long-term success, NEOs’ compensation includes annual grants of long-term equity-based compensation under our Long-Term Incentive Plans as well as annual cash awards under our APP as described in more detail below. Long-term equity-based compensation provides direct alignment between NEOs’ and stockholders’ interests. All annual equity-based awards have five-year cliff vesting tied to continued employment with the Company to help ensure long-term retention of key executive talent.
Variable, Performance-Based Pay. The APP is a key component of the compensation program for our NEOs. Our APP is designed to stimulate achievement of outstanding business results by linking highly-leveraged annual cash incentives to the achievement of performance targets. During fiscal 2015, we linked achievement to compensation by basing NEOs’ APP awards on performance against collective and individual targets. Collective targets represent key business objectives that we believe drive

Company performance and stockholder value. Individual targets are derived from our collective targets and tailored to the areas in which an NEO can most effectively deliver stockholder value. In fiscal 2016, we continued to link achievement to compensation through the APP’s collective targets, but the RNC removed individual targets from the APP in order to increase the APP’s focus by using fewer metrics, align the APP with Company performance (through the use of the Core Business Performance Metrics), and to make the administration of the APP more clear to its participants. We believe that the re-designed APP continues to encourage, reinforce and reward delivery of stockholder value.
Stock Ownership. We strongly believe in encouraging stock ownership by our NEOs and have adopted stock ownership guidelines for our executives. Previously, we encouraged stock ownership and facilitated compliance with our stock ownership guidelines through our Platinum Program (“Platinum”), which was established in fiscal 2013. All executives who were subject to our stock ownership guidelines were invited to purchase stock through Platinum, and any executive who purchased stock through Platinum received a matching award of restricted stock units (“Platinum RSUs”). All Platinum RSUs have five-year cliff vesting tied to continued employment with the Company and continued ownership of the purchased shares that were matched by the Platinum RSUs. During fiscal 2015, we introduced our Post-Platinum Program (“Post-Platinum”) under the ELTIP, through which we award Series A Preferred Stock, $0.01 par value (the “Series A Preferred Stock”) and non-qualified stock options to purchase our Class A Common Stock (“Options”) to participating executives contingent, in each case, upon the executive’s ownership of a minimum level of Class A Common Stock. An executive’s election to participate in Post-Platinum restricts him from participation in Platinum. We believe these programs encourage stock ownership by our executive officers, which closely aligns the interests of key executives and stockholders and reduces the likelihood of excessive risk taking. In fiscal 2016, no NEO participated in Platinum and we did not make any awards under Post-Platinum.
“Say-on-Pay” Advisory Vote on Executive Compensation
        We provided stockholders a “Say-on-Pay” advisory vote on our executive compensation in 2015 under Section 14A of the Securities Exchange Act of 1934, as amended. At our 2015 Annual Meeting of Stockholders, stockholders expressed substantial support for the compensation of our NEOs, with approximately 99% of the votes cast for approval of the “Say-on-Pay” advisory vote. The RNC carefully evaluated the results of the 2015 advisory vote. The RNC also considers many other factors in evaluating our executive compensation programs as discussed in this CD&A, including the RNC’s assessment of the interaction of our compensation programs with our corporate business objectives, evaluations of our programs by external consultants, and review of peer group and survey data, each of which is evaluated in the context of the RNC’s fiduciary duty to act as the directors determine to be in stockholders’ best interests. While each of these factors bore on the RNC’s decisions regarding our NEOs’ compensation, the RNC did not make any changes to our executive compensation program and policies as a result of the 2015 “Say-on-Pay” advisory vote.
Executive Summary
Our Named Executive Officers
Our NEOs for fiscal 2016 are:
•Lambertus J.H. Becht, interim Chief Executive Officer (“interim CEO”),
•Patrice de Talhouët, Chief Financial Officer,
•Jean Mortier, former President of Global Markets,
•Camillo Pane, Executive Vice President, Category Development,
•Mario Reis, Executive Vice President, Supply Chain, and
•Jules P. Kaufman, Senior Vice President, General Counsel and Secretary.
Mr. Mortier stepped down as President of Global Markets on November 12, 2015.
Pay for Performance Overview
Fiscal 2016 Annual Incentive Compensation. Our collective performance targets for Coty Inc. under the APP and performance relative to these targets in fiscal 2016 are set forth in “Coty Inc. Fiscal 2016 Targets”.
Coty Inc.’s fiscal 2016 performance resulted in a collective performance factor of 1.18 out of a possible maximum factor of 3.6. We measure Coty Inc.’s financial performance based on targets for growth in adjusted net income attributable to Coty Inc. and like-for-like growth in net revenues and improvement in average net working capital as a percentage of rolling net revenues. We use these performance measures because we believe they most accurately measure our performance in executing our business plan, with a focus on top line growth, margin expansion and cash flow generation. While each target is considered achievable, a superior level of performance was required to receive an award above the target level.
Fiscal 2016 long-term equity compensation. Annual long-term equity awards granted under the ELTIP in fiscal 2016 were awarded in September 2015 and were based on fiscal 2015 individual performance. The size of the total pool for equity-based awards to our employees as a whole under the ELTIP (including the NEOs) is based on the total number of employees and their target or notional grants for their respective job levels. When deciding whether to award annual grants, our Board considers the collective performance of Coty Inc. during the fiscal year on which the awards are based. All annual long-term equity awards granted in fiscal 2016 for fiscal 2015 performance were awarded in the form of RSUs with five-year cliff vesting tied to continued employment with the Company. Annual long-term equity awards granted in fiscal 2017 will be granted in October 2016 and will be based on fiscal 2016 performance.
Other Highlights
We believe our NEO compensation program follows best practices with respect to corporate governance and risk management, and includes the following principles:
Stock ownership encouraged. We strongly believe in encouraging stock ownership by our NEOs. All of our NEOs have participated in Post-Platinum, Platinum or Platinum’s predecessor program, the Executive Stock Ownership Plan (the “EOP” and, together with Post-Platinum and Platinum, the “Executive Ownership Programs”). To further encourage stock ownership, we have adopted stock ownership guidelines requiring our Chief Executive Officer to own shares of our Class A Common Stock equal to five times his base salary and each other NEO to own shares of our Class A Common Stock equal to three times his base salary. In fiscal 2016, no NEO participated in Platinum and we did not make any awards under Post-Platinum.
No tax gross-ups. Any personal income taxes due as a result of compensation and/or perquisites, other than international assignment benefits, are the responsibility of the NEOs, with the exception of our agreement to pay the personal income taxes associated with certain perquisites we provide to Mr. de Talhouët. We do not provide tax gross-ups for golden parachute excise taxes.
Incentives do not encourage excessive risk taking. We believe that our compensation program does not contain features that could potentially encourage excessive risk taking, such as multi-year guaranteed bonuses, high pay opportunities relative to peer companies or mega annual equity grants. In addition, we continue to utilize multiple performance measures under the APP to reduce the risk of over concentration on a single business or financial metric. Our stock options and RSUs generally have five-year cliff vesting tied to continued employment with the Company, and management has sizable unvested stock positions relative to their income, which together encourage focus on the long-term value of our stock, aligns management’s and stockholders’ interests and discourages excessive risk taking to optimize short-term and non-sustainable performance.
No backdating or repricing of stock options. We generally make annual equity awards at the same predetermined time each fiscal year. Equity awards, including stock options, are never backdated and stock options are never issued at below-market exercise prices. In addition, repricing of stock options is expressly prohibited by our equity incentive plans.
Independent external experts engaged for executive compensation information. Each year since fiscal 2010, the RNC has engaged an independent external expert to provide information with respect to executive compensation.
Perquisites. NEO perquisites are reasonable and generally represent no more than 1.2% of each NEO’s total compensation with the exception of Mr. de Talhouët whose perquisites received in connection with the reimbursement for his children’s tuition expenses amounted to 3.2% of his total compensation.
Double-trigger equity vesting upon a change in control. In March 2011, we amended our LTIP and EOP to require a “double-trigger” for accelerated vesting in connection with a change in control of the Company, which means that accelerated vesting of equity issued under the LTIP or EOP will only occur upon a termination of employment in connection with a change in control and not simply as a result of the completion of a change in control transaction. This amendment applies to all equity granted after March 2011. In addition, all compensation plans and programs adopted since March 2011 that provide for additional or accelerated payment or accelerated vesting in connection with a change in the control of the Company, including the ELTIP and Platinum, also require a “double-trigger”, other than (i) the Series A Preferred Stock, as discussed in more detail below, which provides for accelerated payout upon the occurrence of a change in control of the Company under certain circumstances, and (ii) the phantom units granted to Mr. Becht, which, as described in more detail below, provide for automatic single-trigger vesting upon the occurrence of a change in control of the Company.
Competitive Compensation and Peer Group Rationale
In establishing compensation for our NEOs, we consider the compensation practices of the Compensation Peer Group (as defined below). We consider these practices to determine the competitiveness of individual compensation elements and total compensation of our NEOs. We target total direct NEO compensation at the 50th percentile of the Compensation Peer Group, and provide the NEOs with the opportunity to earn total direct compensation towards the third quartile of the Compensation Peer Group based upon exceptional performance in order to attract and retain talent. Individual pay to NEOs varies in accordance with experience, individual and collective performance and other factors determined by the RNC. Actual total direct compensation reported may also vary due to currency fluctuations.
The Compensation Peer Group consists of companies that compete directly with us for executive talent and compete with us in the marketplace for business and investment opportunities.

The RNC periodically reviews the companies included in the Compensation Peer Group. Our fiscal 2016 Compensation Peer Group did not change from fiscal 2015 and included the following companies:

Avon Products, Inc.	Kimberly Clark Corporation
The Clorox Company	L’Oreal
Colgate-Palmolive Company	The Procter and Gamble Company
Elizabeth Arden, Inc.	Revlon, Inc.
The Estée Lauder Company, Inc.	Unilever PLC
Inter Parfums, Inc.
The last reported annual revenues of Compensation Peer Group companies ranged from $468 million to $76.3 billion, with a median of $6 billion. Benchmarking of compensation was size adjusted to reflect our annual net revenues of approximately $4.6 billion in fiscal 2014.
Elements of Compensation
Base Salary
We pay base salaries to provide executives with a secure, fixed base of cash compensation in recognition of individual responsibilities and job performance. Consistent with our pay-for-performance philosophy, base salary did not account for more than 32% of any NEO’s fiscal 2016 actual total direct compensation.
Salary levels are typically set and annually reviewed by the RNC. Any salary increases are approved by the RNC after a comparative analysis of base salaries for similar positions among the Compensation Peer Group (as described in “—Competitive Compensation and Peer Group Rationale”). When determining base salaries, the RNC considers external market conditions in addition to total direct compensation targets. In fiscal 2016, Messrs. de Talhouët, Kaufman and Reis received routine merit-based increases of their base salaries of 2.5%, 6.6% and 1.5%, respectively, based on the RNC’s overall review of their performance. Mr. Pane was not yet eligible for a merit-based increase due to the commencement of his employment with us on July 1, 2015.
Annual Incentive Compensation under the APP
We provide for the opportunity to earn annual incentive cash compensation awards under the APP. The APP is a key component of the compensation program for our NEOs. It is designed to stimulate achievement of outstanding business results by linking highly-leveraged annual cash awards with the achievement of quantifiable performance measures.
Target APP awards for each NEO are calculated as a percentage of such NEO’s base salary and may be multiplied by a factor ranging from zero to 3.6 times such target award. 100% of the NEO’s APP Award is based on the Company’s achievement with respect to collective financial performance criteria. In June 2015, we removed individual performance criteria from the APP with the goal of making the APP more focused, reducing complexity and increasing transparency to participants.
Excluding our interim CEO who was not eligible for an APP award in fiscal 2016, APP award targets ranged from 60% to 75% of NEO base salary.
Core Business Performance Metrics. In June 2015, the Board approved the core business performance metrics under the APP based on the financial performance of Coty Inc. The RNC sets these collective performance targets across several performance measures based on our internal planning and forecasting processes. Each performance measure is weighted, and targets for each performance measure are set at “significantly below”, “minimum”, “below”, “target”, “exceeds” and “significantly exceeds” award levels.
In fiscal 2016, the core business performance metrics applicable to the NEOs (other than the interim CEO) were established for Coty Inc. and were measured by growth in net revenues attributable to Coty Inc., adjusted net income and improvement in net working capital. While targets when set are considered achievable, a superior level of performance is required to receive an award above the target level.

Performance Levels	Profit	Net Revenues	Net Working Capital	% of Target Award
Significantly Exceeds Target	167%	167%	129%	360%
Exceeds Target	134%	134%	115%	206%
Target	100%	100%	100%	100%
Below Target	65%	85%	90%	50%
Significantly Below Target	35%	70%	80%	20%
Minimum (Killer Factor)	0%	55%	70%	0%
Evaluation and Payment. During fiscal 2016, the RNC measured collective financial performance to determine APP awards for that fiscal year. The RNC also set an aggregate amount available for payment of APP awards based on collective financial performance.
In its review of collective performance, the RNC determines whether collective performance meets targets set at “minimum”, “significantly below”, “below”, “target”, “exceeds” and “significantly exceeds” award levels. If actual performance is between two award levels, the factor is calculated pro rata between the two award levels based on actual performance.
Measurement of performance against the established collective targets is subject to certain automatic adjustments to eliminate the effect of changes in accounting principles, impairment of intangibles, the impact of discontinued operations, acquisition expenses, nonrecurring income/expenses and the impact on net revenues of foreign currency rate fluctuations.
We condition APP awards on meeting a minimum collective target for profitability, which we refer to as the Killer Factor, so that no awards will be paid if the minimum profits target is not met. We believe this directly ties receiving awards under our APP to delivering stockholder value. In fiscal 2016, the Killer factor was $352.5 million.
In its review of performance, the RNC rates each NEO against the core business performance metrics applicable to him. The interim Chief Executive Officer participates in each performance review.
APP awards are calculated after the end of the fiscal year and paid in a single payment (adjusted for taxes as applicable) around the beginning of the second quarter of the following fiscal year.
Illustrative Example. As an example, assume an NEO has an annual base salary of $500,000 and an annual APP target set at 50% of his base salary and that his APP award is based 100% on the Company’s collective performance. Also assume the following:
Net Revenue: Significantly Exceeds Target (167%)
Profit: Adjusted Net Income: Exceeds Target (134%)
Net Working Capital: Exceeds Target (115%)
Based on these facts, the NEO’s APP award is $642,500. The NEO’s APP award could have ranged from $0, if his total APP factor was zero, to $900,000 if his total APP factor was 3.6.
The formulas below illustrate the calculation:

Bonus Percentage Calculation:	1.67 x 1.34 x 1.15	=	2.5735
Overall APP Factor:	257%
Final APP Award:	2.57 x 0.5 x $500,000	=	$642,500
Total Cash Compensation:	$500,000 + $642,500	=	$1,142,500
Please see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed discussion of the mechanics of the APP, including detail regarding the financial performance targets for fiscal 2016.
Long-Term Incentive Compensation Awards
We offer long-term incentive compensation in the form of equity under our Long-Term Incentive Plans and our Executive Ownership Programs. Historically, annual awards under the Long-Term Incentive Plans and equity received to match investments made under our EOP and Platinum Programs have been in the form of non-qualified stock options. In fiscal 2013, we adopted the ELTIP, which governs all equity awards granted to employees after its adoption, including awards under Platinum and Post-Platinum. Annual equity awards under the ELTIP and matching equity under Platinum are in the form of RSUs. Awards of Series A Preferred Stock and Options pursuant to Post-Platinum are also made under the Equity and Long-Term Incentive Plan.
We believe these awards will further focus our executives on increasing stockholder value. All annual equity awards under our Long-Term Incentive Plans and Platinum RSUs have five-year cliff vesting tied to continued employment with the Company. The Series A Preferred Stock and Options under Post-Platinum each generally have five-year cliff vesting tied to continued employment with the Company and subject to ownership of at least the Minimum Required Holding Amount (as defined below) through the vesting date.
In April 2015, we filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, establishing the voting rights, powers, preferences and privileges, and the relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, with respect to our Series A Preferred Stock, which various and several voting powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions thereof may be severally set forth in various subscription agreements relating to the issuance and sale of the Series A Preferred Stock (each, a “Subscription Agreement”). Under the terms provided in the various Subscription Agreements, a holder of Series A Preferred Stock is entitled to exchange any or all “Vested Series A Preferred Stock” (as defined below) prior to varying dates specified in the Subscription Agreements, into, at our sole election, either: (i) an amount in cash payable in U.S. dollars per share so exchanged equal to (I) the fair market value of a share of our Class A Common Stock on the date of conversion minus (II) an amount equal to the sum of an amount in U.S. Dollars specified in each Subscription Agreement (the “Cash Conversion Price”) plus the fair market value of a share of such Class A Common Stock on the date such Vested Series A Preferred Stock was originally granted, subject to adjustment from time to time (the “Share Conversion Price” and aggregated with the Cash Conversion Price, the “Conversion Price”) (such difference, the “Preferred Net Value”), or (ii) the number of shares of Class A Common Stock whose aggregate value, as measured by the fair market value of a share of such Class A Common Stock on the date of conversion, is equal to the Preferred Net Value. As such, the benefit provided under the Series A Preferred Stock will always be based solely on the increase in value of our Class A Common Stock after the date of grant and the Series A Preferred Stock will not have any value until the value of our Class A Common Stock exceeds the value of such shares on the date of grant plus the Cash Conversion Price. Under the terms provided in the various Subscription Agreements, the right of a holder of Series A Preferred Stock to exchange any or all shares of Vested Series A Preferred Stock typically expires on the earliest to occur of: (i) the first anniversary of the holder’s termination of employment due to death or disability, and (ii) the latest date prior to which Vested Series A Preferred Stock can otherwise be exchanged as set forth in the paragraph above.
To the extent provided in the applicable Subscription Agreement, Vested Series A Preferred Stock will also automatically be exchanged into cash to the extent that a holder has not already exchanged at least an amount that corresponds to services performed by the holder in the United States by the March 1 immediately following the calendar year in which shares of Series A Preferred Stock are deemed to be Vested Series A Preferred Stock.
In addition, following the date of a change of control, we have the right to cause any Vested Series A Preferred Stock to be exchanged for the Preferred Net Value payable, at our sole option and election, either in cash or Class A Common Stock, as applicable.
We are not required to exchange any Vested Series A Preferred Stock into any Class A Common Stock to the extent such conversion, issuance or delivery would require: (i) registration with or approval of any person under any federal or state law before such shares may be validly issued or delivered upon conversion, (ii) approval from the exchange on which shares of the Class A Common Stock are then listed (the “Relevant Exchange”), unless such approval has been received, or (iii) approval by our stockholders pursuant to the rules or regulations of the Relevant Exchange, unless such approval has been received.
“Vested Series A Preferred Stock” means all shares of Series A Preferred Stock outstanding and held by an executive on the earliest of (i) a date specified in each Subscription Agreement; (ii) termination of employment as a result of death or disability; or (iii) a termination of employment under certain circumstances following a change of control.
The holder of any Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law.
Our equity compensation programs encourage retention of and long-term focus by our NEOs by giving them an ownership stake in our future growth and financial success. The programs also provide a direct link between the interests of our stockholders and our NEOs and other eligible leadership employees.
We use the Black-Scholes methodology and, when applicable, the Monte Carlo methodology to value stock option awards (both ours and those of companies in the Compensation Peer Group) to enable meaningful comparisons across companies and across time. Shares purchased under the Executive Ownership Programs are not considered compensation because executives purchase the shares at their fair market value. Shares purchased under Platinum, Platinum RSUs and awards under Post-Platinum of Series A Preferred Stock and Options are not taken into account in determining target compensation levels for the NEOs.
Annual Awards under our Long-Term Incentive Plans. Awards under our Long-Term Incentive Plans recognize strong collective financial performance and individual achievement and align each NEO’s interests with our organizational goals and our stockholders’ long-term financial interests. The number of total available awards is based on the total number of employees and their target or notional grants for their respective job levels. When deciding whether to award annual grants for that fiscal year, our Board considers collective performance of Coty Inc. during the fiscal year on which the awards are based.

The RNC considers several factors when determining long-term incentive awards for each NEO. First, notional grants or target awards are established. As total target direct compensation is benchmarked against the 50th percentile of the Compensation Peer Group, the RNC deducts the NEO’s base salary and target APP award from the total target direct compensation when determining the NEO’s target annual award under the ELTIP. Then, these target awards are adjusted based on the RNC’s determination of the total pool size and its subjective review of the NEO’s individual overall performance during the fiscal year.
Award determinations are typically made in September of each year. There is no relationship between the timing of the granting of awards and our release of material non-public information.
Please see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed discussion of our long-term equity program and actual awards granted in fiscal 2016.
Executive Stock Ownership
We strongly believe in encouraging stock ownership by our NEOs. We encourage NEOs to own stock in the Company in two ways: through our Executive Ownership Programs and by our stock ownership guidelines.
Executive Ownership Programs. The primary way we encourage stock ownership and compliance with stock ownership guidelines by our NEOs is through our Executive Ownership Programs. In December 2012, Platinum replaced the EOP as our Executive Ownership Program. Under Platinum, executives are invited to purchase stock through Platinum and receive matching awards of Platinum RSUs based upon their investments. In fiscal 2015, we introduced Post-Platinum, under which we awarded Series A Preferred Stock and Options to certain executives. An executive’s election to participate in Post-Platinum restricts him from participation in Platinum.
Under Platinum, for every three shares purchased up to an amount equal to 100% of the participant’s stock ownership guidelines, the participant will receive one matching Platinum RSU. No shares purchased under Platinum over an amount equal to 100% of the participant’s stock ownership guidelines will receive a matching Platinum RSU.
As noted above, in fiscal 2015, certain of our NEOs received additional awards under Post-Platinum of either Series A Preferred Stock or Options. Under this program, Series A Preferred Stock was awarded to each of Messrs. de Talhouët and Reis, while each of Messrs. Kaufman and Mortier received awards of Options. To vest in any portion of these awards, our NEOs are required to hold a minimum level of Class A Common Stock (the “Minimum Required Holding Amount”) by a specified date, with full vesting available only if the NEO holds, as of such date, the maximum investment amount established for the NEO (the “Maximum Investment Amount”). Vesting of the Series A Preferred Stock and the Options, as applicable, is contingent upon each NEO holding at least his Minimum Required Holding Amount through the vesting date. If the Maximum Investment Amount is not met the awards will not vest in full and all or a portion of the awards, based on the amount of underperformance with respect to the Maximum Investment Amount, will be forfeited at that time.
In fiscal 2016, no NEO participated in Platinum and we did not make any awards under Post-Platinum.
Stock Ownership Guidelines. In February 2012, we adopted stock ownership guidelines that apply to our NEOs. Our Chief Executive Officer’s target is five times his annual base salary. Targets for all other NEOs are three times the NEO’s annual base salary. Each NEO has seven years to meet his target. As of June 30, 2016, each NEO has achieved his ownership target.
Other Benefits and Perquisites
General. In general, our NEOs participate in the same benefit plans generally available to our employees in the home country in which the NEO resides. These benefit plans include health insurance, life insurance and disability coverage. NEOs receive the same coverage as the rest of our employees.
Perquisites. We provide NEOs with reasonable perquisites on an individual basis. The perquisites generally include car allowances to the extent deemed necessary for business purposes. Perquisites generally represented no more than 1.2% of each NEO’s total direct compensation in fiscal 2016 with the exception of Mr. de Talhouët, whose perquisites received in connection with the reimbursement for his children’s tuition expenses amounted to 3.2% of his total compensation. All perquisites with an aggregate value of at least $10,000 received by an NEO are reported in the Summary Compensation Table.
Retirement Plans. We provide retirement benefits to our NEOs in the United States and certain other employees in the United States under our Retirement Savings Plan.
Potential Payments upon Termination of Employment. The employment agreements with our NEOs and our compensation plans provide for certain payments and incremental benefits if an NEO’s employment is terminated under certain circumstances. There are no tax gross-ups provided in connection with these payments or incremental benefits. These payments and incremental benefits are discussed in “—Potential Payments upon Termination or Change in Control”.

Employment Agreements
We have also entered into employment agreements with each of our NEOs. The employment agreements are described in “—Employment Agreements”.
Tax and Accounting Implications
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) limits the deductions for compensation paid to the chief executive officer and three other most highly compensated executive officers (other than the chief financial officer) to $1,000,000 per year, but contains an exception for certain performance-based compensation. However, there is transitional relief from Section 162(m) for compensation paid pursuant to certain plans or agreements of corporations which are privately held and which become publicly held in an initial public offering. It is expected that the transitional relief will no longer apply to us as of the date of the 2016 Annual Stockholders Meeting since we intend to seek approval from our stockholders to increase the number of shares available for issuance under our equity compensation plans. We intend to seek stockholder approval in order to meet an exception for certain performance-based compensation.
Our compensation programs are intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests and to further advance organizational growth while providing competitive base salaries.
While the RNC is mindful of the benefit to the Company of the full deductibility of compensation, the committee believes that the requirements of Section 162(m) should not impair its flexibility in compensating our NEOs in a manner that can best promote the Company’s objectives. Therefore, the RNC has not adopted a policy that requires that all compensation be deductible. The RNC intends to continue to compensate our executive officers in a manner consistent with the best interests of the Company and its stockholders.
Independent External Experts Engaged by the Remuneration and Nomination Committee
The RNC has engaged an independent external expert to provide information with respect to our executive compensation.
The independent external expert reports directly to the RNC, with input from certain members of senior management. All decisions with respect to the amount and form of NEO compensation under our executive compensation programs are made solely by the RNC and may reflect factors and considerations other than the information provided by the independent external expert.
In fiscal 2016, the RNC engaged Deloitte LLP to provide information regarding competitive compensation peer group and compensation benchmarking data for NEO’s and executive-level positions, as well as information about market practices for equity compensation and plan governance. The AFC and RNC assessed the independence of Deloitte LLP and concluded that Deloitte LLP is independent and no conflict of interest exists that would prevent Deloitte LLP from providing this information to the RNC.
Compensation Committee Interlocks and Insider Participation
The current members of the RNC are Messrs. Becht, Harf, Michaels and Schoewel. Mr. Michaels joined the RNC effective September 10, 2015. No member of the RNC who served during fiscal 2016 is or was an employee during fiscal 2016, or is or within the last three years has been an officer of our Company, except Mr. Becht who is serving as our interim CEO in a non-employee capacity. None of our executive officers has served during fiscal 2016 on the board of directors of another public company with executive officers who serve as members of our Board.
Messrs. Becht and Harf are not considered independent under the NYSE’s standards for compensation committee members and are not considered “non-employee” directors under the Exchange Act. All other members of the RNC who are currently serving or who served during fiscal 2016 are considered independent and “non-employee” directors. Messrs. Becht and Harf each receive annual compensation in an amount greater than $120,000 for advisory services rendered to the JAB Group, and Mr. Harf currently serves as Chief Executive Officer of Agnaten and Lucresca. As of August 15, 2016, JABC, Lucresca and Agnaten beneficially own all our outstanding Class B Common Stock, 9.8% of our outstanding Class A Common Stock and hold approximately 97.5% of the total voting power of our outstanding Common Stock. Due to his executive positions at the JAB Group, Mr. Harf may also be considered to have an indirect financial interest in our media services agreement with JAB Luxury GmbH. For additional information, please see “— Certain Relationships and Related Party Transactions”.

Summary Compensation Table
The following table sets forth information regarding fiscal 2014, 2015 and 2016 compensation for our NEOs. Columns otherwise required by SEC rules are omitted where there is no amount to report.

Name & Title	Year	Salary ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(1)(4)		All Other Compensation ($)(1)		Total Compensation ($)(1)
Lambertus J.H. Becht, Interim CEO	2016		8,106,000	(5)	—		—		—		8,106,000
	2015	—	1,000,009	(5)	—		—		—		1,000,009
Patrice de Talhouët, CFO	2016	784,100	1,500,007		—		551,800		132,512	(6)	2,968,419
	2015	765,000	1,418,842		3,257,357		711,800		256,923	(6)	6,409,922
	2014	375,000	1,137,485		—		195,075		220,108	(6)	1,927,668
Jean Mortier, Former President of Global Markets	2016	663,480	1,999,999		—		587,180		9,080,341	(7)	12,331,000
	2015	719,995	1,986,000		5,439,289		793,631		15,335	(7)	8,954,250
	2014	719,210	1,945,200		—		400,456		17,399	(7)	3,082,265
Camillo Pane, EVP, Category Development	2016	592,320	2,876,000		—		711,376	(8)	115,673	(9)	4,295,369
Mario Reis, EVP, Supply Chain	2016	609,560	1,000,014		—		429,919		25,573	(10)	2,065,066
	2015	609,997	993,000		3,257,357	3,257,357	617,030		41,633	(10)	8,776,374
Jules P. Kaufman, SVP, General Counsel & Secretary	2016	525,000	750,003		—		366,000		18,365	(11)	1,659,368
	2015	492,700	744,750		3,263,575		441,500		11,278	(11)	4,953,803

(1)
Mr. Mortier is paid in Euros. Mr. de Talhouët and Mr. Kaufman are paid in U.S. dollars. Mr. Reis is paid in Swiss Francs. Mr. Pane is paid in British pounds. Exchange rates for fiscal 2016 compensation are calculated using the weighted average monthly exchange rate during the fiscal year.

(2)
Amounts represent the grant date fair value of the RSUs granted on January 1, 2014, February 18, 2014, September 30, 2014 and September 30, 2015 and matching Platinum RSUs granted on February 21, 2014, November 7, 2014 as well as RSUs granted on July 21, 2015 and September 21, 2015, in each case calculated in accordance with FASB ASC Topic 718.

(3)
Amounts represent the grant date fair value of Options and Series A Preferred Stock granted on April 15, 2015 under the ELTIP, in each case calculated in accordance with FASB ASC Topic 718. Options and Series A Preferred Stock were issued, in each case, pursuant to the executive’s ownership of a minimum level of Class A Common Stock.

(4)
Amounts represent cash awards paid under the APP in October 2014 with respect to fiscal 2014 performance, in October 2015 with respect to fiscal 2015 performance and expected to be paid in October 2016 with respect to fiscal 2016 performance.

(5)
In fiscal 2015 Mr. Becht received an award of phantom units granted on December 1, 2014, valued at $1,000,009 based on the closing price of Class A Common Stock on December 1, 2014. In fiscal 2016 Mr. Becht received an award of phantom units granted on July 21, 2015, valued at $8,106,000 based on the closing price of Class A Common Stock on July 21, 2015. These awards were granted outside of any equity compensation plans of the Company.

(6)
In fiscal 2014, we provided Mr. de Talhouët with a car lease valued at $6,487, reimbursement for travel to France valued at $25,988, reimbursement for his children’s school tuition valued at $107,283, plus tax gross ups for such education valued at $69,827. Additionally, in 2014, Mr. de Talhouët received assistance in and reimbursement for the cost of renewing his work permit and visas valued at $10,523. In fiscal 2015, we provided Mr. de Talhouët with a car allowance valued at $4,898 paid in one installment in December 2014, a Company car lease valued at $8,470 for fiscal 2015, reimbursement for travel to France valued at $13,923, reimbursement for children’s school tuition in the amount of $118,555, plus tax gross ups for such education valued at $97,172, and reimbursement for tax assistance in amount of $11,972. Mr. de Talhouët also received a discount of $1,933 on shares purchased on April 15, 2015 from JAB Cosmetics B.V., based on the difference between the purchase price of $24.86 per share and the market closing price of $24.97. In fiscal 2016, we provided Mr. de Talhouët with a car allowance valued at $7,054 paid in one installment in December 2015, a Company car lease valued at $8,381 for fiscal 2016, reimbursement for travel to France valued at $20,626, reimbursement for children’s school tuition in the amount of $58,110, plus gross up taxes for such education valued at $38,341.

(7)
Mr. Mortier served as President of Global Markets and a member of the Coty Executive Committee until his succession by Mr. Huber in November 2015. We provided Mr. Mortier with a car lease valued at $17,399 in fiscal 2014, $15,335 in fiscal 2015 and $18,339 in fiscal 2016 for a dual-purpose Company car. In addition, pursuant to the Separation Agreement (as defined below), Mr. Mortier received a global settlement payment of approximately $5,409,400; a severance payment of approximately $2,331,200; reimbursement for paid leave not taken of approximately $170,983; reimbursement for costs associated with legal and advisor fees of approximately $4,976; and an exceptional bonus in the amount of $1,145,443.

(8)
Mr. Pane received a one-time cash payment in the amount of $222,220 to alleviate the lost bonus opportunity with his former employer. Mr. Pane would have been required to repay this amount to the Company in the event of Mr. Pane’s resignation or termination for cause within 12 months from Mr. Pane’s date of hire.

(9)	We provided Mr. Pane with the car allowance in the amount of $19,547 and reimbursement for his children’s school tuition valued at $51,079, plus gross up taxes for such education valued at $45,047.
(10)
In fiscal 2015, we provided Mr. Reis with a car allowance in the amount of $7,735 for the period of July 2014 through September 2014 and dual-purpose Company car valued at $24,798 for the period of October 2014 through June 2015. Mr. Reis received a discount of $9,100 on shares purchased on June 12, 2015 from JAB Cosmetics B.V., based on the difference between the purchase price of $25.92 and the market closing price of $26.27. In fiscal 2016, we provided Mr. Reis with a car lease valued at $25,573.

(11)	We provided Mr. Kaufman with a car allowance and car lease in the aggregate amount of $11,278 in fiscal 2015 and $18,365 in fiscal 2016.
Fiscal 2016 Grants of Plan-Based Awards
The following table and footnotes provide information on all grants of plan-based compensation under the Company’s plans made to NEOs during fiscal 2016.

Name	Grant Date	Estimated Future Payments under Non-Equity Incentive Plan Awards ($)(1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)
		Minimum	Target	Maximum
Lambertus J.H. Becht	7/21/2015	—	—	—		300,000	8,106,000
Patrice de Talhouët	9/21/2015				29	52,156	1,500,007
		—	470,460	1,693,656
Jean Mortier	9/21/2015				29	69,541	1,999,999
		—	497,610	1,791,396
Camillo Pane	9/21/2015				29	100,000	2,876,000
		—	414,624	1,492,646
Mario Reis	9/21/2015				29	34,771	1,000,014
		—	365,736	1,316,651
Jules P. Kaufman	9/21/2015				29	26,078	750,003
		—	315,000	1,134,000

(1)
Represents the range of possible payments under the APP based on each NEO’s annual base salary at fiscal year-end. Mr. Mortier will be paid in Euros, and Mr. Reis will be paid in Swiss Francs. Mr. Pane will be paid in British pounds. Exchange rates for fiscal 2016 compensation are calculated using the weighted average monthly exchange rate during the fiscal year. Awards under the APP are expected to be paid in October 2016.

(2)
Represents the annual long-term incentive compensation award of Restricted Stock Units under the ELTIP. Also represents phantom units not granted pursuant to any equity compensation plan of the Company.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
The material terms of each NEO’s current employment agreement are described below:
Lambertus J.H. Becht. Mr. Becht is not an employee and is serving in his current role as our Chairman of the Board and interim CEO in a non-employee capacity. On July 21, 2016, we announced that, effective as of one day following the closing of the Transactions, Mr. Becht will step down from his position as interim CEO, but will continue to serve as Chairman of the Board.
Patrice de Talhouët. Under his employment agreement, Mr. de Talhouët is an at-will employee and our CFO. The agreement provides that Mr. de Talhouët is entitled to participate in our benefit and retirement plans generally available to our local executives and to use of a company car or a car allowance in accordance with our local policies. The agreement also provides that Mr. de Talhouët is entitled to reimbursement for his children’s private secondary school education and travel to France once per year for himself and his family, to personal tax assistance from our global provider and to assistance in and reimbursement for the cost of renewing his work permit and visas, and that he is entitled to tax gross-ups for any taxes incurred in connection with these additional perquisites.
Camillo Pane. Under his employment agreement, Mr. Pane is our Executive Vice President, Category Development. The agreement provides that Mr. Pane is entitled to participate in our benefit and retirement plans generally available to our local executives, to use of a company car or a car allowance in accordance with our local policies and payment of schooling fees in accordance with Company policy. The agreement also provides that Mr. Pane is entitled to personal tax assistance from our global provider. On July 21, 2016, we announced that, effective as of one day following the closing of the Transactions, Mr. Pane will become our CEO and serve as a member of the Board.
In connection with his appointment as CEO, on July 20, 2016 Mr. Pane entered into a new employment agreement with Coty Services UK Limited, a wholly-owned subsidiary of the Company. The employment agreement provides for an annual base salary in the amount of USD $1,000,000, payable in British pounds, an annual incentive bonus under the APP (the “APP Bonus”) targeted to be 100% of Mr. Pane’s annual base salary (with a maximum bonus of up to 3.6 times the target amount) and participation in benefits programs generally made available to similarly-situated senior officers as set forth in his employment agreement. In addition, Mr. Pane is entitled to receive a cash bonus equal to $1,937,763 if, at the date that the Series A Preferred Stock currently held by Mr. Pane vests in accordance with the terms and conditions of his Subscription Agreement entered into between him and the Company on April 15, 2015 (the “First Subscription Agreement”), Mr. Pane continues to be employed by the Company and the fair market value of the Class A Common Stock on such vesting date exceeds by $3.00 per share the fair market value of the Class A Common Stock on April 15, 2015.
Mr. Pane will be eligible for annual long-term incentive awards, in such amounts and in such form as shall be determined by the Board or a duly authorized committee thereof. However, it is currently expected that such annual long-term incentive awards will consist of annual grants of RSUs having a grant date fair value of $3,000,000, which RSUs represent the right to receive, upon vesting, one share of common stock for each RSU. The RSUs generally vest at the end of five years of continuous service following the grant date.
As an inducement for him to enter the Company’s employment, it is anticipated that Mr. Pane will purchase 1,000,000 shares of Series A Preferred Stock pursuant to a subscription agreement, the terms and conditions of which are expected to be substantially similar to the terms of Mr. Pane’s First Subscription Agreement. It is expected that Mr. Pane will enter into such subscription agreement effective as of one day following the closing of the Transactions and subject to Board approval.
Mr. Pane will not receive any additional compensation for his service as a director. In the event his employment is terminated by the Company without cause or by Mr. Pane with good reason, Mr. Pane will be entitled to receive a severance payment equal to two times (or in the event of termination by Mr. Pane for good reason following a change of control, three times) the aggregate of the base salary and the higher of the target APP Bonus and the average APP Bonus paid in the three years immediately prior to termination. He will also receive a pro-rated APP Bonus for the year of termination, based on his service through the date of termination and the amount that would have been payable to him based on actual performance. Mr. Pane would also be entitled to certain continued medical benefits coverage. A pro-rated APP Bonus would also be payable in respect of Mr. Pane’s service for the year of termination in the event his employment terminates due to death or disability.
Mr. Pane has also agreed to be bound by certain restrictive covenants for the benefit of the Company, including non-competition and non-solicitation restrictions that will continue in effect for 12 months following his employment with the Company.
Mario Reis. Under his employment agreement, Mr. Reis is our Executive Vice President, Supply Chain. The agreement provides that Mr. Reis is entitled to participate in our benefit and retirement plans generally available to our local executives and to use of a company car or a car allowance in accordance with our local policies. The agreement also provides that Mr. Reis is entitled personal tax assistance from our global provider.
Jules P. Kaufman. Under his employment agreement, Mr. Kaufman is our Senior Vice President, General Counsel and Secretary. The agreement provides that Mr. Kaufman is entitled to participate in our benefit and retirement plans generally available to our local executives.
Non-Plan Phantom Unit Award
On December 1, 2014, the Board granted Mr. Becht an award of 49,432 phantom units (the “December Grant”). On July 21, 2015, the Board granted to Mr. Becht an award of 300,000 phantom units (the “July Grant”). Both the December Grant and July Grant to Mr. Becht were outside of the ELTIP and were granted in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO. The RNC deemed that it was in the best interests of the Company and its shareholders to grant to Mr. Becht these additional awards which are tied to the value of our Class A Common Stock as compensation for his increased and continuing services as interim CEO and to further align his interests and those of our stockholders. At the time of December Grant, the phantom units had a value of $1,000,009 based on the closing price of the Class A Common Stock on December 1, 2014, and at the time of the July Grant, the phantom units had a value of approximately $8,106,000 based on the closing price of the Class A Common Stock on July 21, 2015. The RNC decided to award these amounts in respect of Mr. Becht’s service as interim CEO based on its determination of the appropriate level of compensation for that position and the amount of time devoted to that position by Mr. Becht. Each phantom unit has an economic value equivalent to one share of the Class A Common Stock. The phantom units vest on the fifth anniversary of the grant date and, in the event of a change in control or Mr. Becht’s death or disability, the phantom units shall vest immediately. Within 30 days of the grant date, Mr. Becht had the ability to elect whether to receive payment in respect of the phantom units in cash or shares of Class A Common Stock. Mr. Becht elected to receive payment in respect of the December Grant and the July Grant in shares of Class A Common Stock.
Non-Plan Series A Preferred Award
On April 14, 2015, a duly constituted committee of the Board unanimously approved an employment inducement award of Series A Preferred Stock in the amount of 645,921 shares to induce Mr. Pane to accept employment with the Company and serve in his role as Executive Vice President, Category Development. The amount and appropriateness of Mr. Pane’s stock grant was determined based on the value and amount of equity forfeited by Mr. Pane prior to joining the Company and to provide an inducement for Mr. Pane’s employment with the Company.
Mr. Pane’s Sign-on Bonus
Pursuant to Mr. Pane’s employment agreement, the Company paid to Mr. Pane a £2,000,000 bonus in April 2015 to be used to acquire within 30 days of receipt 69,875 shares of Class A Common Stock. In the event that Mr. Pane did not commence employment by July 1, 2015, he would have been required to repay the bonus amount to the Company. Mr. Pane commenced employment on July 1, 2015.The amount and appropriateness of Mr. Pane’s bonus was determined based on the value necessary to facilitate Mr. Pane’s purchase of Class A Common Stock underlying the grant of Mr. Pane’s Series A Preferred Stock award.
Mr. Mortier’s Separation Agreement
On November 12, 2015, Coty SAS, a wholly-owned subsidiary of the Company entered into a separation agreement with Mr. Mortier in connection with his separation from the Company as President of Global Markets (the “Separation Agreement”). The Separation Agreement provided for Mr. Mortier to continue to receive his fixed and variable remuneration, benefits in kind and expatriation allowance until June 30, 2016. In addition, the Separation Agreement provided that Mr. Mortier would be eligible to receive a bonus with respect to the Company’s fiscal 2016 based on actual Company performance over that period, payable no later than October 31, 2016. Under the Separation Agreement, Coty SAS agreed to pay Mr. Mortier the following amounts: a global settlement of €4,891,842.80, to be paid in two installments, with €2,000,000 to be paid within five working days following November 12, 2015 and the remainder to be paid within five working days following June 30, 2016; a payment of €2,108,157.20, to be paid on the usual salary payment date for the month of June 2016 (“June 2016 Salary Payment Date”); compensation for paid leave not taken, to be paid on the June 2016 Salary Payment Date; and reimbursement of professional expenses, to be paid on the June 2016 Salary Payment Date. The Separation Agreement also provided that Mr. Mortier would be subject to a one-year non-competition and non-solicitation period commencing on July 1, 2016 (the “Non-compete Period”), in consideration of which Coty SAS agreed to pay Mr. Mortier a monthly sum of €69,944.44. Pursuant to the Separation Agreement, Mr. Mortier’s outstanding equity awards would be treated in accordance with the governing award documentation.
Annual Incentive Compensation Awards under our APP
APP awards are calculated as set forth above in “—Annual Incentive Compensation”.
Collective Factor. The collective factor for fiscal 2016 APP awards was based on collective performance of Coty Inc. The table below sets forth each of the collective targets of the Company for purposes of incentive payout under this APP component:

Coty Inc. Fiscal 2016 Targets

	Target	Minimum		Significantly Below		Below		Target		Exceeds		Significantly Exceeds		Actual
	Improve-ment over prior year	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)	Delta (bps) with Target	Payout (Factor)
Net Income Attributable to Coty Inc. Growth YOY (40%)	14%	<(1,200)	—	(1,200)	0.35	(600)	0.65	—	1	300	1.34	600	1.67	1,059	1.67
Net Revenues Growth YOY (40%)	5.2%	<(160)	0.55	(160)	0.7	(80)	0.85	—	1	60	1.34	120	1.67	(289)	0.55
Average NWC as % of Rolling Sales Improvement YOY in basis point (20%)	100	<(100)	0.7	(100)	0.8	(50)	0.9	—	1	20	1.15	40	1.29	277	1.29
TOTAL			0		0.2		0.5		1		2.06		3.60		1.18
The collective factor of the Company for fiscal 2016 was 1.18. In fiscal 2016, like-for-like net revenues growth excluded the impact of foreign currency exchange translations, the Bourjois acquisition from the nine months ended March 31, 2016, the Brazil Acquisition, the discontinuation of the TJoy brand, and the reorganization of the Company’s mass business in China, and did not exclude revenues from the acquisition or conversion of third-party distributors. In fiscal 2016, growth in Adjusted Net Income Attributable to Coty Inc. was adjusted to take into account acquisition-related costs, restructuring costs and business structure realignment costs, amortization expense, asset impairment charges, share-based compensation expenses, gain on sales of assets, other expense, loss on early extinguishment of debt, and interest expenses, net of taxes.
APP Awards by NEO. The following table shows the minimum, target and maximum amounts each NEO could have been awarded in fiscal 2016.

Name	Salary ($)(1)	Award Target Relative to Salary (%)	Award Minimum ($)	Award Maximum ($)	Award Target ($)	Actual APP Factor	Actual Award ($)(2)
Lambertus J.H. Becht	—	—	—	—	—	—	—
Patrice de Talhouët	784,100	60%	—	1,693,656	470,460	1.18	551,800
Jean Mortier	663,480	75%	—	1,791,396	497,610	1.18	587,180
Camillo Pane	592,320	70%	—	1,492,646	414,624	1.18	489,256
Mario Reis	609,560	60%	—	1,316,651	365,736	1.18	429,919
Jules P. Kaufman	525,000	60%	—	1,134,000	315,000	1.18	366,000

(1)
Represents annual base salary as of June 30, 2016. In fiscal 2016 Mr. Mortier was paid in Euros and Mr. Reis was paid in Swiss Francs. Mr. Pane was paid in British pounds. Exchange rates for fiscal 2016 compensation are calculated using the weighted average monthly exchange rate during the fiscal year.

(2)
Actual award amounts are calculated based on each NEO’s annual base salary in the local currency in which they are paid. Exchange rates for fiscal 2016 compensation are calculated using the weighted average monthly exchange rate during the fiscal year.

Long-Term Incentive Compensation Awards
Annual Grant. Through the process described in “—Long-Term Incentive Compensation, Annual Awards under our Long-Term Incentive Plans”, the RNC determined that the total number of awards available for the annual grant in fiscal 2016 for fiscal 2015 performance was 1,293,627 RSUs. The target awards for Messrs. de Talhouët, Mortier, Pane, Reis and Kaufman were 52,156 RSUs, 69,541 RSUs, 100,000 RSUs, 34,771 RSUs and 26,078 RSUs, respectively. After assessing the individual performance of each NEO, the RNC awarded each NEO 100% of his target award.
Outstanding Equity Awards at 2016 Fiscal Year End
The following table shows outstanding equity awards held by the NEOs as of June 30, 2016, the last day of our fiscal year. The market value of the shares of unvested restricted stock is determined by multiplying the number of outstanding awards by $25.99 which was the closing price of our Class A Common Stock on June 30, 2016. The market value does not reflect, nor in any way assures, that the amounts will correspond to the actual value that will be recognized by the NEOs.
Outstanding Equity Awards at Fiscal Year-End

NEO	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Lambertus J.H. Becht						300,000	(2)	7,797,000
						49,432	(2)	1,284,738
Patrice de Talhouët		621,633	(3)	27.97	4/15/2025	52,156	(4)	1,355,534
						60,000	(5)	1,559,400
Camillo Pane		645,921	(3)	27.97	4/15/2025	100,000	(4)	2,599,000

Mario Reis		408,000	(3)	27.97	4/15/2025	34,771	(4)	903,698
						60,000	(5)	1,559,400
Jules P. Kaufman		372,980		24.13	4/15/2025	26,078	(4)	677,767
		230,600		10.5	1/10/2022	45,000	(5)	1,169,550
		190,000		10.5	9/22/2021	45,000	(6)	1,169,550
	212,630			9.2	12/3/2020	1,092	(7)	28,381
	170,000			9.2	9/14/2020	37,500	(8)	974,625
	75,000			8.25	9/8/2019
	75,000			6.4	1/7/2019

(1)
Each of the Stock Options, matching options under the EOP (“Matching Options”) and Options described in this table expires ten years after the grant date. All Stock Options, Matching Options and Options vest on the fifth anniversary of the grant date, subject to certain vesting conditions. All Series A Preferred Stock described in this table expire after seven years and vest on the fifth anniversary of the grant date, subject to certain vesting conditions.

(2)
Represents phantom units granted on December 1, 2014 and July 21, 2015. The phantom units vest on the fifth anniversary of the grant date, subject to certain vesting conditions. Mr. Becht also received RSUs granted under the 2007 Director Plan in connection with his services as Chairman of the Board. The grants of 30,000, 30,000, 30,000, 30,000 and 22,500 RSUs were granted in November 2015, 2014, 2013, 2012 and 2011, respectively, and vest five years after the grant date.

(3)	Represents Series A Preferred Stock granted under the ELTIP on April 15, 2015 that vest five years after the grant date, subject to certain vesting conditions.
(4)	Represents RSUs granted under the ELTIP on September 21, 2015 that vest five years after the grant date.
(5)	Represents RSUs granted under the ELTIP on September 30, 2014 that vest five years after the grant date.
(6)	Represents RSUs granted under the ELTIP on September 30, 2013 that vest five years after the grant date.
(7)	Represents matching Platinum RSUs granted on January 17, 2013 in connection with purchase of stock under Platinum.
(8)	Represents RSUs granted under the LTIP on September 25, 2012 that vest five years after the grant date.

Option Exercises and Stock Vested
The following table sets forth each NEO’s information on exercises of stock options as well as vesting of RSUs during fiscal 2016.

NEO	Option Awards			Stock Awards
	Number of shares acquired on exercise (#)		Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Lambertus J.H. Becht	—		—	—	—
Patrice de Talhouët	—		—	—	—
Jean Mortier	26,276	(2)	493,997	—	—
	73,724	(2)	1,397,107	—	—
	99,700	(2)	1,755,877	—	—
	100,000	(2)	1,895,050	—	—
	82,521	(2)	1,783,188	—	—
	3,174	(2)	65,384	—	—
	2,200	(2)	45,360	—	—
	12,105	(2)	249,852	—	—
	24,091	(2)	452,680	—	—
	30,909	(2)	596,896	—	—
	70,000	(2)	1,222,753	—	—
	45,000	(2)	826,263	—	—
	74,980	(2)	1,309,743	—	—
Camillo Pane	—		—	—	—
Mario Reis	—		—	—	—
Jules P. Kaufman	110,250	(3)	2,193,600	—	—

(1)	Represents the difference between the closing price of the Class A Common Stock on the exercise date and the exercise price multiplied by the number of shares underlying each option exercised.
(2)
26,276 options exercised were granted on September 10, 2007 at an exercise price of $10.20; 73,724 options exercised were granted on September 10, 2007 at an exercise price of $10.20; 99,700 options exercised were granted on November 1, 2007 at an exercise price of $10.20; 100,000 options exercised were granted on November 1, 2007 at an exercise price of $10.20; 82,521 options exercised were granted on January 7, 2009 at an exercise price of $6.40; 3,174 options exercised were granted on January 7, 2009 at an exercise price of $6.40; 2,200 options exercised were granted on January 7, 2009 at an exercise price of $6.40; 12,105 options exercised were granted on January 7, 2009 at an exercise price of $6.40; 24,091 options exercised were granted on September 8, 2009 at an exercise price of $8.25; 30,909 options exercised were granted on September 8, 2009 at an exercise price of $8.25; 70,000 options exercised were granted on September 14, 2010 at an exercise price of $9.20; 45,000 options exercised were granted on September 14, 2010 at an exercise price of $9.20; 74,980 options exercised were granted on December 3, 2010 at an exercise price of $9.20;

(3)	110,250 options exercised were granted on March 2, 2009 at an exercise price of $6.40
Pension Benefits
We do not administer any pension programs that provide our NEOs with additional benefits from those offered to our other employees.
Potential Payments upon Termination or Change-in-Control
As described in this CD&A and the narrative to the foregoing tables, we have entered into employment agreements with each of our NEOs (other than the interim CEO) and maintain certain incentive, equity and benefit plans in which our NEOs participate. These employment agreements and plans provide for certain payments and incremental benefits if an NEO’s employment is terminated under certain circumstances. These payments and benefits are described below.
Payments under the APP
A pro-rated award for the fiscal year in which an NEO’s employment is terminated may be paid under the APP if his employment is terminated by reason of retirement, disability or death. Under the APP, no awards for the fiscal year in which an NEO’s employment is terminated are paid if an NEO’s employment is terminated for any reason other than retirement, disability or death.

In the event of a change in control, each NEO will be paid an award equal to the “exceeds” target award for the fiscal year in which the change in control occurs.
Matching Options under the EOP, Stock Options under the LTIP, RSUs, Platinum RSUs, Options and Series A Preferred Stock under the ELTIP
Treatment upon termination due to death, disability or retirement. All unvested Matching Options, unvested Stock Options, unvested Options, unvested RSUs, and unvested Platinum RSUs will accelerate on a pro rata basis. The pro rata amount is based on the number of days that have passed since the Matching Options, Stock Options, Options, RSUs or Platinum RSUs were granted. Series A Preferred Stock vest in full.
Treatment upon termination for any reason other than retirement, death or disability. All unvested Matching Options, unvested Stock Options, Options, unvested RSUs, unvested Platinum RSUs and Series A Preferred Stock will be forfeited and canceled.
Treatment upon a change in control. In March 2011, we amended the EOP and the LTIP to require “double-trigger” vesting upon a change in control. The amendments applied to all Matching Options and Stock Options granted after March 2011. All equity granted prior to March 2011 will automatically vest upon a change in control. All equity granted under the EOP or LTIP after March 2011 and all equity granted under the ELTIP will vest if an NEO’s employment is terminated without cause or he resigns for Good Reason within twelve months following a change in control; provided that, for the Series A Preferred Stock, the change in control must occur after the first anniversary of the original issue date.
Interim CEO Equity Awards
The Interim CEO’s outstanding equity awards will vest in full upon termination of service due to death or disability or upon a change in control.
Certain Additional Payments
Unless specified below, each NEO would not have any additional payments upon termination of his employment for any reason or a change in control, except for payments provided for under the APP and accelerated vesting under the EOP, LTIP and ELTIP.

•	Mr. de Talhouët is entitled to 90-days base salary if his employment is terminated due to resignation or retirement and 12 months base salary if his employment is terminated without cause.

•	Mr. Pane is entitled to 6 months base salary if his employment is terminated without cause.

•	Mr. Reis is entitled to 12 months base salary if his employment is terminated without cause.

•
Mr. Kaufman is entitled to 12 months base salary if his employment is terminated without cause or due to resignation with good reason, base salary for 13 weeks (minus any sums granted under statutory sick pay or Company-funded insurance) in the case of disability and one month base salary if his employment is terminated due to death.

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
Potential Payments in the Event of Termination at the End of Our Last Fiscal Year
The following table sets forth the estimated incremental payments and benefits that would have been received by each NEO if employment had been terminated or upon a change in control, on June 30, 2016. Amounts received due to accelerated vesting of equity were calculated using closing price of our Common Stock as of June 30, 2016, which was $25.99 The value of accelerated vesting of Stock Options was calculated by subtracting the exercise price of the Stock Option from $25.99.
Exchange rates are calculated using the weighted average monthly exchange rate during the fiscal year.

Name	Resignation with Good Reason		Termination without cause	Termination for cause		Resignation without Good Reason		Disability, Retirement or death		Change in Control (1)	Resignation with Good Reason or Termination without Cause after Change in Control (2)
Lambertus J.H. Becht	—		—	—		—		9,081,738		9,081,738	9,081,738
Patrice de Talhouët	193,340		784,100	—		193,340		1,308,005	(3)	940,920	3,108,274	(4)
Camillo Pane	—	(5)	296,160	—	(5)	—	(5)	892,283	(5)	829,248	2,599,000	(6)
Mario Reis	—		609,560	—		—		1,116,055		731,473	2,463,098	(7)
Jules P. Kaufman	525,000		525,000	—		—		8,452,470	(8)	9,854,108	11,753,710

(1)
Includes accelerated vesting of stock options granted before March 2011, the date we amended our LTIP and EOP to require a “double-trigger” for accelerated vesting in connection with a change in control of the Company.

(2)
Incremental payments represented in this column do not include any incremental payments reported in the column labeled “Change in Control” that the NEO is entitled to receive pursuant to such change in control.

(3)
Represents incremental payments Mr. de Talhouët is entitled to receive upon termination of his employment due to his disability or death. Mr. de Talhouët is entitled to receive an additional $193,340 upon his retirement.

(4)
Represents incremental payments Mr. de Talhouët is entitled to receive if he had resigned for good reason after a change in control. Mr. de Talhouët is entitled to receive an additional $590,760 if his employment had been terminated without cause after a change in control.

(5)
Mr. Pane received a one-time cash payment in the amount of $222,220 to alleviate the lost bonus opportunity with his former employer. Mr. Pane is required to repay this amount to the Company in the event of Mr. Pane’s resignation or termination for cause within 12 months from Mr. Pane’s date of hire.

(6)
Represents incremental payments Mr. Pane is entitled to receive if he had been terminated without cause after a change in control. Mr. Pane would fully repay a cash bonus of $222,220 if he resigned with good reason after a change in control.

(7)
Represents incremental payments Mr. Reis is entitled to receive if he had resigned for good reason after a change in control. Mr. Reis is entitled to receive an additional $609,997 if his employment had been terminated without cause after a change in control.

(8)
Represents incremental payments Mr. Kaufman is entitled to receive upon termination of his employment due to his retirement. Mr. Kaufman is entitled to receive an additional $43,750 upon termination due to death and an additional $131,250 upon termination due to disability.

Pursuant to the Separation Agreement, Mr. Mortier is entitled to receive payments equal to approximately $10,577,311. In fiscal 2016, Mr. Mortier received the following amounts pursuant to the Separation Agreement: a global settlement payment of approximately $5,409,400; a severance payment of approximately $2,331,200; reimbursement for paid leave not taken of approximately $170,983; reimbursement for costs associated with legal and advisor fees of approximately $4,976; and an exceptional bonus in the amount of $1,145,443. In July 2016, Mr. Mortier also received a payment of $77,344 in consideration for the Non-compete Period. Approximately $850,785 remains to be paid out in respect of the Non-compete Period. Mr. Mortier is also entitled to a payment of $587,180, which represents the amount expected to be paid to Mr. Mortier under the APP based on Company performance for the fiscal year ended June 30, 2016.
DIRECTOR COMPENSATION
The following summary describes compensation paid to directors in fiscal 2016.
Annual Cash Compensation for Board Service
Each non-employee director except the Chairman of our Board (“Chairman”) and the Chair of the AFC (“AFC Chair”) is entitled to receive a cash retainer fee of $100,000 annually, payable in November. The Chairman is entitled to receive a cash retainer fee of $400,000 annually and the AFC Chair is entitled to receive a cash retainer fee of $130,000 annually. Mr. Becht served as Chairman in fiscal 2016 and Mr. Singer served as AFC Chair in fiscal 2016.
Annual Restricted Stock Unit Grant
Each non-employee director except the Chairman is entitled to receive an annual grant of 10,000 RSUs under the 2007 Stock Plan for Directors. The Chairman is entitled to receive an annual grant of 30,000 RSUs. Each RSU vests on the fifth anniversary of the grant date, subject to acceleration upon termination of service due to retirement, death or disability or upon a change in control, and represents the right to receive one share of Class A Common Stock following vesting.

Management Directors
Directors who are currently our employees generally receive no additional compensation for service on our Board. All the directors currently serving on our Board are non-employee directors, although Mr. Becht is also currently serving as our interim CEO, in addition to serving as Chairman. Mr. Becht continues to serve in this role as a non-employee director and will continue to be compensated as a non-employee director during his service as interim CEO.
Reimbursement of Expenses
Directors are reimbursed for reasonable expenses (including costs of travel, food and lodging) incurred when attending meetings of our Board, meetings of the committees of our Board and meetings of our stockholders. Directors are also reimbursed for other reasonable expenses relating to their service on our Board, such as expenses incurred during visits to our offices and facilities.
Non-Employee Directors
The following table sets forth compensation information for our non-employee directors in fiscal 2016. Mr. Becht remains a non-employee director, although he has also been serving as the interim CEO since September 2014. He will continue to be compensated as a non-employee director during his service as interim CEO.

Name(4)	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Lambertus J.H. Becht	400,000	843,600	1,243,600
Joachim Faber	100,000	281,200	381,200
Olivier Goudet	100,000	281,200	381,200
Peter Harf	100,000	281,200	381,200
Paul S. Michaels	100,000	281,200	381,200
Erhard Schoewel	100,000	281,200	381,200
Robert Singer	130,000	281,200	411,200
Jack Stahl(3)	100,000	244,222	344,222

(1)
The amount represents annual cash compensation for service as a director, Chairman or AFC Chair, as applicable. The amount does not include any compensation paid to Mr. Becht for his service as interim CEO, which compensation is reported under “—Summary Compensation Table”.

(2)
The amount represents the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for restricted stock units issued to non-employee directors on November 15, 2015. See Note 23, “Share-Based Compensation Plans” in the notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for certain assumptions used to calculate the valuation.

(3)
Mr. Stahl resigned as a director of the Board on May 13, 2016. In accordance with the 2007 Director Plan, a pro rata portion of the 10,000 RSUs received by Mr. Stahl in fiscal 2016 vested, and the remaining 1315 RSUs he received in fiscal 2016 were forfeited.

(4)	Presented below are the aggregate number of shares of Class A Common Stock underlying RSUs and stock options held by the directors as of June 30, 2016.

Name	Total Number of Shares of Class A Common Stock Underlying RSUs Outstanding as of June 30, 2016	Total Number of Shares of Class A Common Stock Underlying Stock Options Outstanding as of June 30, 2016
Lambertus J.H. Becht	142,500	—
Joachim Faber	50,000	—
Olivier Goudet	31,666	—
Peter Harf	52,500	—
Paul S. Michaels	10,685	—
Erhard Schoewel	50,000	—
Robert Singer	50,000	—
Jack Stahl (1)	—	—

(1) Mr. Stahl resigned as a director on May 13, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows the amount of our Common Stock beneficially owned as of August 15, 2016, by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each member of our Board of Directors, (iii) each NEO and (iv) all current directors on our Board and executive officers, as a group. A person is a “beneficial owner” of a security if that person has or shares voting or investment power over the security or if that person has the right to acquire sole or shared voting or investment power over the security within 60 days. Unless otherwise noted, these persons, to our knowledge, have sole voting and investment power over the shares listed.
Applicable percentage ownership is based on 74,014,981 shares of Class A Common Stock and 262,062,370 shares of Class B Common Stock, each as of August 15, 2016.
In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of August 15, 2016 and subject to RSUs that are vested but not settled or that are going to vest and are expected to settle within 60 days of August 15, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Common Stock Beneficially Owned
Name of Beneficial Owner	Class A(1)			Class B		% of Total Voting Power
	Shares		%	Shares	%
Aristotle Capital Management LLC	4,497,668	(2)	6.1	—	—	*
FMR LLC	8,235,142	(3)	11.1	—	—	*
JAB Cosmetics B.V.	7,257,572	(4)	9.8	262,062,370	100	97.5
Mousseluxe S.á.r.l.	14,562,993	(5)	19.7	—	—	*
Putnam Investments, LLC	9,426,900	(6)	12.7	—	—	*
Vanguard Group	4,518,178	(7)	6.1	—	—	*
Wellington Management Group LLP	7,599,442	(8)	10.3	—	—	*
Lambertus J.H. Becht	4,668,810	(9)	6.3	—	—	*
Patrice de Talhouët	207,297		*	—	—	*
Joachim Faber	194,061		*	—	—	*
Olivier Goudet	15,000		*	—	—	*
Peter Harf	4,570,719	(10)	6.2	—	—	*
Jules P. Kaufman	950,808	(11)	1.3	—	—	*
Paul S. Michaels	—		—	—	—	—
Jean Mortier	227,705	(12)	*	—	—	*
Camillo Pane	215,307		*	—	—	*
Mario Reis	136,000	(13)	*	—	—	*
Erhard Schoewel	352,452		*	—	—	*
Robert Singer	30,000		*	—	—	—
All Directors and Executive Officers as a Group (16 persons)	12,114,285	(14)	16.1	—	—	*

*	Less than one percent
(1)
Includes shares of Class A Common Stock subject to Stock Options that are currently exercisable or exercisable within, and RSUs, if any, that are vested but not settled or that will vest and are expected to settle within 60 days of August 15, 2016.

(2)
Based solely on a Schedule 13G filed on July 29, 2016. Represents shares of Coty common stock beneficially owned by Aristotle Capital Management, LLC. Aristotle Capital Management, LLC has shared dispositive power over 4,497,668 shares and sole voting power over 2,540,173 shares. The address for Aristotle Capital Management, LLC is 11100 Santa Monica Blvd., Suite 1700, Los Angeles, California 90025.

(3)
Based solely on a Schedule 13G filed on May 10, 2016. Represents shares of Coty common stock beneficially owned by FMR LLC and Abigail P. Johnson. Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. FMR LLC has sole voting power over 1,052,249 shares and FMR LLC and Abigail P. Johnson have sole dispositive power over 8,235,142 shares. The address for FMR LLC and Abigail P. Johnson is 245 Summer Street, Boston, Massachusetts 02210.

(4)
Based solely on a Schedule 13G/A filed on February 16, 2016 and Forms 4 filed on August 1, August 2, August 3, August 4, August 5, August 8, August 9, August 10, August 11, August 12, August 15 and August 16, 2016. Lucresca, Agnaten, each of which is a company with its registered seat in Austria, and JAB Holdings B.V., a Netherlands corporation, indirectly have voting and investment control over the shares held by JAB Cosmetics B.V., a Netherlands corporation. JAB Cosmetics B.V. is direct subsidiary of JAB Holdings B.V. and an indirect subsidiary of Agnaten and Lucresca. Lucresca and Agnaten are each controlled by Renate Reimann-Haas, Wolfgang Reimann, Stefan Reimann-Andersen and Matthias Reimann-Andersen, who with Peter Harf, Bart Becht and Olivier Goudet exercise voting and investment authority over the shares held by JAB Cosmetics B.V. Lucresca, Agnaten, and JAB Cosmetics B.V. disclaim the existence of a “group” and disclaim beneficial ownership of these securities except to the extent of a pecuniary interest therein. The address of Lucresca and Agnaten is Rooseveltplatz 4-5/Top 10, 1090 Vienna and the address of JAB Cosmetics B.V. and JAB Holdings B.V. is Oudeweg 147, 2031 CC Haarlem, The Netherlands.

(5)
Based solely on a Form 4/A filed on December 8, 2015. Represents shares of Coty common stock beneficially owned by Mousseluxe S.à.r.l. These shares are indirectly owned by Charles Heilbronn, who has been granted a power of attorney and proxy to exercise voting and investment power with respect to these shares. Mousseluxe S.à.r.l. and Mr. Heilbronn have shared voting and dispositive power over these shares. The address for Mousseluxe S.à.r.l. is 65 Boulevard Grande Duchesse Charlotte, L-1331 Luxembourg. Address for Mr. Heilbronn is c/o Mousse Partners Limited, 9 West 57th Street, New York, NY 10019.

(6)
Based solely on a Schedule 13G/A filed on February 16, 2016. Represents shares of Coty common stock beneficially owned by Putnam Investments, LLC (“Putnam”), which wholly owns two registered investment advisors: Putnam Investments Management, LLC (“PIM”), which is the investment advisor to the Putnam family of mutual funds and the Putnam Advisory Company, LLC (“PAC” together with Putnam and PIM, the “Putnam Group”), which is the investment advisor to Putnam’s institutional clients. Putnam has sole voting power over 1,134,598 shares and sole dispositive power over 9,426,900 shares, PIM has sole voting power over 326,718 shares and sole dispositive power over 8,619,020 shares, and PAC has sole voting and dispositive power over 807,880 shares. The address for the Putnam Group is One Post Office Square, Boston, MA 02109.

(7)
Based solely on a Schedule 13G filed on February 10, 2016. Represents shares of Coty common stock beneficially owned by The Vanguard Group (“Vanguard Group”), which wholly owns Vanguard Fiduciary Trust Company (“Vanguard Fiduciary Trust”), an investment manager of collective trust accounts. Vanguard Group has sole voting power over 53,287 shares, sole dispositive power over 4,464,891 shares and shared dispositive power with Vanguard Fiduciary Trust over 53,287 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(8)
Based solely on a Schedule 13G filed on April 11, 2016. Represents shares of Coty common stock beneficially owned of record by clients of Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd (collectively, the “Wellington Investment Advisors”). Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisors. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. Each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP have shared voting power over 5,647,470 shares and shared dispositive power over 7,599,442 shares. Wellington Management Company LLP has shared voting power over 3,793,938 shares and shared dispositive power over 4,924,174 shares. The address of each of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is 280 Congress Street, Boston, Massachusetts 02210.

(9)
Includes 3,668,810 shares of Coty common stock held by a Luxembourg corporation whose sole shareholder is a revocable trust that Mr. Becht established for estate planning purposes. While Mr. Becht does not have investment control over the trust or its assets, because Mr. Becht has the power to revoke the trust at any time and assume control of the Luxembourg corporation that owns such shares, pursuant to Rule 13d-3(a)(d)(1)(i)(C), Mr. Becht is deemed to be the beneficial owner of such shares for Section 13(d) purposes and has accordingly included them in the table set forth above.

(10)	3,920,719 shares of Class A Common Stock are pledged to secure a loan under a loan facility with a bank.
(11)	Includes 532,630 shares of Coty common stock issuable upon exercise of vested options and 190,000 stock options vesting within 60 days of August 15, 2016.
(12)	Mr. Mortier is the Company’s former President of Global Markets. Based solely on his ownership as of June 30, 2016, his termination date.
(13)	110,000 shares of Class A Common Stock are pledged to secure a loan under a loan facility with a bank.
(14)	Includes 644,630 shares of Class A Common Stock issuable upon exercise of vested options and 530,000 shares of Class A Common Stock issuable within 60 days of August 15, 2016.
Equity Compensation Plan Information
The information required by this Item is provided herein under “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information”.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Assignment and Transfer Agreement
Our affiliate, JABC, entered into a Shares and Trademarks Sale and Purchase Agreement (the “Share Purchase Agreement”) with, Hypermarcas S.A., Cosmed Indústria de Cosméticos e Medicamentos S.A., and, as intervening and consenting parties, Novita Distribuição, Armazenamento e Transportes S.A., and Savoy Indústria de Cosméticos S.A., dated as of November 2, 2015, providing for the Brazil Acquisition. Coty and JABC subsequently entered into an Assignment and

Transfer Agreement, dated as of November 2, 2015 (the “Assignment Agreement”), pursuant to which JABC assigned all of JABC’s right, title and interest to, and we assumed all of JABC’s obligations under, the Share Purchase Agreement.  Although no consideration was owed under the Assignment Agreement, we agreed to indemnify JABC and its stockholders, directors, managing directors, officers, employees, subsidiaries and any other affiliates from and against any liabilities, damages, penalties, judgments, assessments, losses, costs and expenses in any case, whether arising under strict liability or otherwise, in each case arising from, in connection with, in respect of, or related in any manner whatsoever to, the failure by us to fulfill any of the terms, covenants, agreements, provisions and conditions of the Share Purchase Agreement and any other documents related thereto.  To date, no indemnification payment has been sought or made pursuant to the Assignment Agreement. As the Brazil Acquisition has been consummated, we do not anticipate any indemnification payments being sought or made pursuant to the Assignment Agreement in the future.
Registration Rights Agreement
On April 1, 2015 (the “Closing Date”), we completed our purchase of the Bourjois cosmetics brand (“Bourjois”) from Chanel International B.V. (“Chanel”) pursuant to the Stock Purchase Agreement, dated as of March 12, 2015, between the Company and Chanel (the “Stock Purchase Agreement”). As consideration for Bourjois, we issued approximately 15.5 million shares of our Class A Common Stock (the “Transaction Shares”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder for a transaction by an issuer not involving any public offering. As a result of the acquisition of the Bourjois brand, Mousseluxe S.à.r.l. (the “Shareholder”), Chanel’s assignee under the Stock Purchase Agreement, holds more than 5% of our outstanding shares.
In connection with the closing, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Shareholder pursuant to which we agreed to file a registration statement on Form S-3 to register the resale of the Transaction Shares. Beginning six months after the Closing Date, the Shareholder may make a total of three requests for us to effect the registration of all or part of the Transaction Shares subject to limitations. Additionally, at any time after the Closing Date, we must provide piggyback registration rights for the Transaction Shares.
Media Services Agreement
We are party to a media services agreement with JAB Luxury GmbH (“JAB Luxury”) under which we negotiate rates and manage agreements for JAB Luxury with third-party media suppliers. JAB Luxury is an entity in the JAB Group. In exchange for the services we provide JAB Luxury, JAB Luxury pays us a fixed annual fee equal to 3% of JAB Luxury’s media budget for the services to be purchased through the arrangement, with a guaranteed minimum annual amount of $250,000 (VAT excluded) and a maximum annual amount of $450,000 (VAT excluded). In fiscal 2016, JAB Luxury paid us 271,025 euros for these services.
Review, Approval or Ratification of Transactions with Related Persons
Our Board has adopted a written policy regarding the approval or ratification of “related person transactions”. A related person transaction is one in which we or any of our subsidiaries participate, in which the amount involved since the beginning of our last completed fiscal year exceeds $120,000 and in which a “related person” has or will have a direct or indirect interest, other than solely as a result of being a director of, or, together with all other related persons, a less than 10% beneficial owner of an equity interest in another entity, or both. “Related persons” are the following persons and their immediate family members: our directors, director nominees, executive officers and stockholders beneficially owning more than 5% of our outstanding Common Stock. Under this policy, the AFC reviews and approves, disapproves or ratifies related person transactions. In determining whether or not to approve a related person transaction, the AFC takes into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If advance approval by the AFC is not possible, then a related person transaction may be considered and ratified, if appropriate, at the AFC’s next regularly scheduled meeting. The chair of the AFC may pre-approve or ratify related person transactions in which the aggregate amount involved is expected to be less than $1 million. The chair reports to the AFC each transaction so approved or ratified. If a related person transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related person, after which such related person transaction will be reviewed on an annual basis for guideline compliance and ongoing appropriateness.
The AFC has reviewed and pre-approved the following types of related person transactions under the policy:

•	certain types of executive officer compensation;

•	compensation paid to a director if required to be reported in our Proxy Statement or this Annual Report on Form 10-K;

•
any transaction with another company to which a related person’s only relationship is as an employee (other than an executive officer), or as a director or beneficial owner of a less than 10% (together with all other related persons)

equity interest in that company, or both, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•
any charitable contribution, grant, or endowment by us to a charitable organization, foundation, or university to which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the amount involved does not exceed the lesser of $1 million or 2% of the charitable organization’s total annual receipts;

•	any related person transaction where the related person’s interest arises solely from the ownership of our Common Stock and in which all stockholders receive proportional benefits; and

•	any related person transaction in which the rates or charges involved are determined by competitive bids.
A director who is a related person with respect to a transaction may not participate in the discussion or approval of the transaction, except that the director will provide all material information concerning the related person transaction to the AFC. Each transaction described above was approved or ratified under our related person transaction policy.
Director Independence
We have incorporated in our Corporate Governance Principles the NYSE’s independence standards for evaluating the independence of each director on our Board. These standards are available in the “Investor Relations” section of our website, www.coty.com within the “Corporate Governance” subsection under the heading “Governance Documents”. Under these standards, a director is considered “independent” if the Board has determined that such director has no material relationship with us or our subsidiaries, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and will not be considered “independent” if:

•	the director is, or has been within the last three years, our employee, or an immediate family member of the director is, or has been within the last three years, our executive officer;

•
the director has received, or has an immediate family member who has received, during any 12-month period during the last three years, more than $120,000 in direct compensation from us (other than Board and committee fees, and pension or other forms of deferred compensation for prior service). Compensation received by an immediate family member for service as our employee (other than an executive officer) is not considered for purposes of this standard;

•
(a) the director, or an immediate family member of the director, is a current partner of our internal or external auditor; (b) the director is a current employee of our internal or external auditor; (c) an immediate family member of the director is a current employee of our internal or external auditor who personally works on our audit; or (d) the director, or an immediate family member of the director, was within the last three years (but is no longer) a partner or employee of our internal or external auditor and personally worked on our audit within that time;

•
the director, or an immediate family member of the director, is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers serves or served at the same time on that company’s compensation committee;

•
the director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount that, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the other company’s consolidated gross revenues; or

•
the director, or the director’s spouse, is an executive officer of a non-profit organization to which we make, or in the past three years have made, payments that, in any single fiscal year, exceeded the greater of $1 million or 2% of the non-profit organization’s consolidated gross revenues.

Our Board has determined that each of the following directors satisfies our independence standards and the independence standards of the NYSE: Messrs. Faber, Goudet, Harf, Michaels, Schoewel and Singer. Mr. Stahl satisfied these independence standards until his resignation from the Board on May 13, 2016. Our Board determined that Mr. Becht satisfied our independence standards and the independence standards of the NYSE until he became interim CEO.
In addition, as discussed above, our Board has determined that Messrs. Faber and Singer are independent under Rule 10A-3 of the Exchange Act. Mr. Stahl satisfied this independence standard until his resignation from the Board on May 13, 2016. Since we are a “controlled company”, the NYSE does not require each member of the RNC to satisfy the NYSE independence criteria for compensation committee members. However, following the closing of the Transactions, we will not be a “controlled company” within the meaning of the NYSE rules and, subject to the applicable transition periods, our Board intends to take all action necessary to comply with the applicable NYSE listing rules for companies that do not qualify as “controlled companies”, including the heightened independence standards that would apply to the RNC members. Our Board has determined that currently Messrs. Schoewel and Michaels satisfy the NYSE independence criteria applicable to members of compensation committees. Finally, Messrs. Schoewel and Michaels each are considered a “non-employee director” under Rule 16b-3 of under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
AUDIT FEES AND OTHER FEES
The following table shows the fees we paid (or will pay) for audit and other services provided by Deloitte for fiscal 2016 and 2015:

Fee Type	Fiscal 2016 (in thousands)	Fiscal 2015 (in thousands)(5)
Audit Fees (1)	$8,125	$7,308
Audit-Related Fees (2)	532	236
Tax Fees (3)	5,787	1,967
All Other Fees(4)	167	141
Total	$14,611	$9,653

(1)	This category represents the fees associated with the annual audit, the audit of internal control over financial reporting, international statutory audit requirements and regulatory filings.
(2)
This category includes fees paid for professional services associated with agreed upon procedures for one of our licenses for fiscal 2015, due diligence support, and support related to audit readiness for the Transactions.

(3)
This category represents the fees for tax-related services, including tax compliance, tax advice, and tax planning. In fiscal 2016, we incurred $4,000,000 related to tax advice and tax planning for the Transactions.

(4)
This category represents all other fees that are not included in the above categories, and represents primarily fees paid for benchmarking and the provision of other data related to management compensation arrangements.

(5)
Fiscal 2015 was updated to include additional invoices related to fiscal 2015 audit fees of $644,000 and audit related fees of $60,000. Additionally, fiscal 2015 was updated to exclude additional invoices for fiscal 2014 for audit fees of $376,000 and audit related fees of $60,000.

Pre-Approval Policies and Procedures
In accordance with the rules promulgated by the Sarbanes-Oxley Act of 2002 and the Public Company Accounting Oversight Board, the AFC pre-approves all services, audit and non-audit, provided to the Company by its independent registered public accounting firm.
The AFC has adopted a policy for the pre-approval of services provided by Deloitte. For each proposed service, Deloitte is required to provide detailed supporting documentation in advance of the pre-approval to permit the AFC to make an appropriate determination as to whether the provision of such services would impair auditor independence.
All services performed by Deloitte as our independent registered public accounting firm for fiscal 2016 and 2015 were pre-approved by the AFC.
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
2.2*
Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc. (previously filed on August 17, 2015 as Exhibit 2.2 to the registrant’s Annual Report on Form 10-K)

2.3
Repurchase Letter Agreement dated August 13, 2015 among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc. (previously filed on August 17, 2015 as Exhibit 2.3 to the registrant’s Annual Report on Form 10-K)

2.4
Letter Agreement, dated February 19, 2016, by and among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc. (previously filed on February 25, 2016 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

2.5
Third Amendment to Transaction Agreement, dated May 25, 2016, by and among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc. (previously filed on May 27, 2016 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

2.6
Assignment and Transfer Agreement, dated as of November 2, 2015, by and between JAB Cosmetics B.V. and Coty Inc., including as an exhibit thereto that certain Shares and Trademarks Sale and Purchase Agreement, dated as of November 2, 2015, by and among JAB Cosmetics B.V., Hypermarcas S.A., Cosmed Indústria de Cosméticos e Medicamentos S.A., and as intervening and consenting parties, Novita Distribuição, Armazenamento e Transportes S.A., and Savoy Indústria  de Cosméticos S.A. (previously filed on November 3, 2015 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

3.1	Form of Amended and Restated Certificate of Incorporation (previously filed on May 14, 2013 as Exhibit 3.1 to Amendment No. 5 to the registrant’s Registration Statement on Form S-1)
3.2	Amended and Restated By-Laws (previously filed on April 24, 2013 as Exhibit 3.2 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
4.1	Specimen Class A Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
4.2	Specimen Class B Common Stock Certificate of the registrant (previously filed on May 28, 2013 as Exhibit 4.1 to Amendment No. 6 to the registrant’s Registration Statement on Form S-1)
4.3	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (previously filed on April 20, 2015 as Exhibit 4.1 to the registrant’s Current Report on Form 8-K)
10.1	Form of Phantom Unit Award Terms and Conditions (previously filed on December 5, 2014 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
10.2
Credit Agreement, dated as of October 27, 2015, by and among Coty Inc., the other borrowers party thereto from time to time, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto (previously filed on October 30, 2015 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

10.3
Pledge and Security Agreement, dated as of October 27, 2015, by and among Coty Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as collateral agent (previously filed on October 30, 2015 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K)

10.4
Guaranty Agreement, dated as of October 27, 2015, by and among Coty Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (previously filed on October 30, 2015 as Exhibit 10.3 to the registrant’s Current Report on Form 8-K)

10.5
Incremental Assumption Agreement and Amendment No. 1, dated April 8, 2016 to the Credit Agreement, by and among Coty Inc., Coty B.V., certain subsidiaries of Coty Inc. party thereto, the incremental lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (previously filed on April 14, 2016 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

10.6	Registration Rights Agreement, dated April 1, 2015, between the registrant and Mousseluxe S.a.r.l. (previously filed on April 1, 2015 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

10.7
Lease Agreement, dated as of July 14, 2008 and amended as of March 17, 2009, May 19, 2011 and April 6, 2012, between the registrant and Empire State Building Company L.L.C. (previously filed on January 24, 2013 as Exhibit 10.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.8
Lease Agreement, dated as of July 12, 2013, between Coty France S.A.S. and Patrizia Gewerbeinvest KAG MBH (previously filed on November 8, 2013 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K)

10.9
Lease Agreement, dated as of January 22, 2014, between the Company and Westinvest Gesellschaft Für Ivesmentfonds mbH (previously filed on May 14, 2014 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q)

10.10
Lease Agreement, dated as of November 12, 1992 and amended as of February 4, 1994, March 10, 1997, January 23, 2000, March 31, 2000, August 1, 2006, January 28, 2008 and August 14, 2012 between Baker-Properties Limited Partnership and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.9 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.11
Lease Agreement, entered into as of March 31, 2000 and amended as of August 1, 2006, September 8, 2009, August 16, 2010 and August 14, 2012 between WU/LH 100 American L.L.C., as successor to Baker Properties Limited Partnership, and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.10 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.12
Lease Agreement, dated as of July 25, 2011, between Terinvest SA and Coty Geneva S.A. (previously filed on January 24, 2013 as Exhibit 10.11 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.13
Lease Agreement, dated August 14, 2012 between WU/LH 500 American L.L.C. and Coty US LLC (previously filed on January 24, 2013 as Exhibit 10.12 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1)

10.14	Lease Agreement, dated April 17, 2014 between Coty Lancaster S.A.M. and Catherine Matthyssens (previously filed on August 28, 2014 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K)
10.15	Lease Agreement, dated December 23, 2015, between Coty Services UK Limited and St. James UK PLC (previously filed on February4, 2016 as Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q)
10.16	Lease Agreement, dated February 1, 2016, between Savoy Industria de Cosmeticos S.A. and Cosmed Industria de Cosmeticos E Medicamentos S.A.
10.17
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

10.20	Settlement Agreement, dated November 12, 2015, between Coty S.A.S. and Jean Mortier (previously filed on February4, 2016 as Exhibit 10.15 to the registrant’s Quarterly Report on Form 10-Q)
10.21	Employment Agreement, dated December 3, 2013, between the registrant and Patrice de Talhouët (previously filed on December 6, 2013 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
10.22	Employment Agreement, dated June 20, 2016, between Coty Services UK Limited and Patrice de Talhouët (previously filed on June 24, 2016 as Exhibit 10.1 to the registrant’s Current Report on From 8-K)
10.23	Employment Agreement, dated January 2014, between Coty Geneva S.A. Versoix and Mario Reis (previously filed on August 28, 2014 as Exhibit 10.22 to the registrant’s Annual Report on Form 10-K)
10.24	Employment Agreement, dated April 7, 2015, between Coty Services U.K. Limited and Camillo Pane (previously filed on August 17, 2015 as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K)

10.25	Employment Agreement, dated July 20, 2016, between Camillo Pane and Coty Services UK Limited (previously filed on July 21, 2016 as Exhibit 10.1 to the registrant’s Current Report on From 8-K)
10.26
Open-Ended Employment Agreement, dated August 24, 2015, between Coty S.A.S. and Sebastien Froidefond (previously filed on November 5, 2016 as Exhibit 10.58 to the registrant’s Current Report on Form 8-K)

10.27	Employment Agreement, dated June 7, 2016, between Coty Services UK Limited and Sebastien Froidefond
10.28	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the registrant (previously filed on May 11, 2016 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
10.29
Employment Agreement, dated October 12, 2015, between Coty Geneva S.A. Versoix and Esi Eggleston Bracey (previously filed on February4, 2016 as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q)

10.30	Employment Agreement, dated October 12, 2015, between Coty Geneva SA Versoix and Sylvie Moreau (previously filed on February4, 2016 as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q)
10.31	Employment Agreement, dated November 2, 2015, between Coty S.A.S. and Edgar Huber (previously filed on February4, 2016 as Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q)
10.32	Separation Agreement, dated July 21, 2014, between the registrant and Ralph Macchio (previously filed on August 28, 2014 as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K)
10.33	Separation Agreement Amendment, dated January 21, 2015, between the registrant and Ralph Macchio (previously filed on August 17, 2015 as Exhibit 10.30 to the registrant’s Annual Report on Form 10-K)
10.34	Settlement Agreement, dated between Coty Italia S.p.A. and Michele Scannavini (previously filed on November 6, 2014 as Exhibit 10.47 to the registrant’s Quarterly Report on Form 10-Q)
10.35	Separation Agreement Amendment, dated September 17, 2015, between the registrant and Ralph Macchio (previously filed on November 5, 2015 as Exhibit10.57 to the registrant’s Current Report on Form 8-K)
10.36
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

10.47	Coty Inc. Stock Plan for Non-Employee Directors (previously filed on April 24, 2013 as Exhibit 10.37 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)
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

10.54	Coty Inc. Equity and Long-Term Incentive Plan, as amended on October 28, 2015 (previously filed on November 5, 2015 as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q)
10.55
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.44 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.56
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (previously filed on April 24, 2013 as Exhibit 10.45 to Amendment No. 4 to the registrant’s Registration Statement on Form S-1)

10.57	Form of Subscription Agreement for Series A Preferred Stock (previously filed on August 17, 2015 as Exhibit 10.55 to the registrant’s Annual Report on Form 10-K)
21.1	List of significant subsidiaries
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included in signature page)
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 18, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Lambertus J.H. Becht	Interim Chief Executive Officer and Chairman of the Board of Director (Principal Executive Officer)	August 18, 2016
(Lambertus J.H. Becht)
/s/Patrice de Talhouët	Chief Financial Officer (Principal Financial Officer)	August 18, 2016
(Patrice de Talhouët)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 18, 2016
(Ayesha Zafar)
/s/Joachim Faber	Director	August 18, 2016
(Joachim Faber)
/s/Olivier Goudet	Director	August 18, 2016
(Olivier Goudet)
/s/Peter Harf	Director	August 18, 2016
(Peter Harf)
/s/Paul Michaels	Director	August 18, 2016
(Paul Michaels)
/s/Erhard Schoewel	Director	August 18, 2016
(Erhard Schoewel)
/s/Robert Singer	Director	August 18, 2016
(Robert Singer)

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
On February 1, 2016, we completed the acquisition of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”). As a result, we have excluded the internal controls of the Brazil Acquisition from our annual evaluation of the effectiveness of internal control over financial reporting for our Company. For the year ended June 30, 2016, the Brazil Acquisition represents 2.2% of total net revenues of our Company, and as of June 30, 2016, the Brazil Acquisition represents 7.4% of total assets of our Company.
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2016 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2016.
The Company's internal control over financial reporting as of June 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Lambertus J.H. Becht                    /s/Patrice de Talhouët
Lambertus J.H. Becht                    Patrice de Talhouët
Interim Chief Executive Officer and             Chief Financial Officer
Chairman of the Board of Directors

August 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coty Inc.,

New York, New York

We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”), which was acquired on February 1, 2016 and whose financial statements constitute 7.4% of total assets and 2.2% of total net revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2016. Accordingly, our audit did not include the internal control over financial reporting at the Brazil Acquisition.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2016 of the Company and our report dated August 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
August 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Coty Inc.,

New York, New York

We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coty Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 18, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
August 18, 2016

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2016	2015	2014
Net revenues	$4,349.1	$4,395.2	$4,551.6
Cost of sales	1,746.0	1,757.0	1,865.7
Gross profit	2,603.1	2,638.2	2,685.9
Selling, general and administrative expenses	2,027.8	2,066.1	2,219.6
Amortization expense	79.5	74.7	85.7
Restructuring costs	86.9	75.4	37.3
Acquisition-related costs	174.0	34.1	0.7
Asset impairment charges	5.5	—	316.9
Gain on sale of assets	(24.8)	(7.2)	—
Operating income	254.2	395.1	25.7
Interest expense, net	81.9	73.0	68.5
Loss on early extinguishment of debt	3.1	88.8	—
Other expense, net	30.4	—	1.3
Income (loss) before income taxes	138.8	233.3	(44.1)
(Benefit) provision for income taxes	(40.4)	(26.1)	20.1
Net income (loss)	179.2	259.4	(64.2)
Net income attributable to noncontrolling interests	7.6	15.1	17.8
Net income attributable to redeemable noncontrolling interests	14.7	11.8	15.4
Net income (loss) attributable to Coty Inc.	$156.9	$232.5	$(97.4)
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.45	$0.66	$(0.26)
Diluted	0.44	0.64	(0.26)
Weighted-average common shares outstanding:
Basic	345.5	353.3	381.7
Diluted	354.2	362.9	381.7

Cash dividend declared per common share	$0.25	$0.20	$0.20
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2016	2015	2014
Net income (loss)	$179.2	$259.4	$(64.2)
Other comprehensive income (loss):
Foreign currency translation adjustment	83.3	(228.4)	63.8
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $0.3, $(1.6) and $1.6, respectively	(28.8)	8.8	(8.9)
Pension and other post-employment benefits adjustment, net of tax of $7.9, $(17.6) and $9.8, respectively	(19.7)	30.1	(21.3)
Total other comprehensive income (loss), net of tax	34.8	(189.5)	33.6
Comprehensive income (loss):	214.0	69.9	(30.6)
Comprehensive income attributable to noncontrolling interests:
Net income	7.6	15.1	17.8
Foreign currency translation adjustment	0.1	(0.4)	0.3
Total comprehensive income attributable to noncontrolling interests	7.7	14.7	18.1
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	14.7	11.8	15.4
Foreign currency translation adjustment	0.4	(0.2)	(0.2)
Total comprehensive income attributable to redeemable noncontrolling interests	15.1	11.6	15.2
Comprehensive income (loss) attributable to Coty Inc.	$191.2	$43.6	$(63.9)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$372.4	$341.3
Trade receivables—less allowances of $35.2 and $19.6, respectively	682.9	679.6
Inventories	565.8	557.8
Prepaid expenses and other current assets	206.8	191.0
Deferred income taxes	110.5	86.7
Total current assets	1,938.4	1,856.4
Property and equipment, net	638.6	500.2
Goodwill	2,212.7	1,530.7
Other intangible assets, net	2,050.1	1,913.6
Deferred income taxes	15.7	10.4
Other noncurrent assets	244.7	207.6
TOTAL ASSETS	$7,100.2	$6,018.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$921.4	$748.4
Accrued expenses and other current liabilities	748.4	719.2
Short-term debt and current portion of long-term debt	161.8	28.8
Income and other taxes payable	18.7	22.4
Deferred income taxes	4.9	7.4
Total current liabilities	1,855.2	1,526.2
Long-term debt	4,001.0	2,605.9
Pension and other post-employment benefits	230.6	206.5
Deferred income taxes	339.2	352.6
Other noncurrent liabilities	233.8	256.7
Total liabilities	6,659.8	4,947.9
COMMITMENTS AND CONTINGENCIES (Note 25)
REDEEMABLE NONCONTROLLING INTERESTS	73.3	86.3
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.7 and 1.9 issued and outstanding, respectively, at June 30, 2016 and 2015	—	—
Class A Common Stock, $0.01 par value; 800.0 shares authorized, 138.7 and 134.0 issued, respectively, and 75.1 and 98.8 outstanding, respectively, at June 30, 2016 and 2015	1.4	1.3
Class B Common Stock, $0.01 par value; 262.0 shares authorized, issued and outstanding, respectively, at June 30, 2016 and 2015	2.6	2.6
Additional paid-in capital	2,038.4	2,044.4
Accumulated deficit	(37.0)	(193.9)
Accumulated other comprehensive loss	(239.7)	(274.0)
Treasury stock—at cost, shares: 63.6 and 35.2 at June 30, 2016 and 2015, respectively	(1,405.5)	(610.6)
Total Coty Inc. stockholders’ equity	360.2	969.8
Noncontrolling interests	6.9	14.9
Total equity	367.1	984.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$7,100.2	$6,018.9
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

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2014	—	$—	125.1	$1.2	263.7	$2.6	$1,926.9	$(426.4)	$(85.1)	34.9	$(575.4)	$843.8	$10.6	$854.4	$106.2
Issuance of Preferred Stock	1.9	—										—		—
Conversion of Class B to Class A Common Stock			1.7	—	(1.7)	—						—		—
Purchase of Class A Common Stock							—			13.4	(263.1)	(263.1)		(263.1)
Re-issuance of Treasury Stock for Bourjois Acquisition							106.9			(15.5)	269.9	376.8		376.8
Reclassification of common stock and stock options to liability							(29.5)					(29.5)		(29.5)
Reclassification of Class A Common Stock from liability to APIC							29.5					29.5		29.5
Exercise of former CEO stock options			1.4	—			12.5					12.5		12.5
Purchase of Class A Common Stock from former CEO										2.4	(42.0)	(42.0)		(42.0)
Discount of Class A Common Stock							1.9					1.9		1.9
Exercise of employee stock options and settlement of restricted stock units			5.8	0.1			48.4					48.5		48.5
Share-based compensation expense							14.3					14.3		14.3
Dividends ($0.20 per common share)							(71.6)					(71.6)		(71.6)
Net income								232.5				232.5	15.1	247.6	11.8
Other comprehensive loss									(188.9)			(188.9)	(0.4)	(189.3)	(0.2)
Proceeds from noncontrolling interests													1.8	1.8	—
Distribution to noncontrolling interests, net													(12.2)	(12.2)	(10.6)
Redeemable noncontrolling interest purchase															(15.8)
Adjustment of redeemable noncontrolling interests to redemption value							5.1					5.1		5.1	(5.1)
BALANCE—June 30, 2015	1.9	$—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	—	134.0	1.3	262.0	2.6	2,044.4	(193.9)	(274.0)	35.2	(610.6)	969.8	14.9	984.7	86.3
Cancellation of Preferred Stock	(0.2)	—					(0.1)					(0.1)		(0.1)
Purchase of Class A Common Stock							—			28.4	(794.9)	(794.9)		(794.9)
Capital contribution associated with special share purchase transactions							13.8					13.8		13.8
Exercise of employee stock options and restricted stock units and related tax benefits			4.7	0.1			44.7					44.8		44.8
Series A Preferred Share based compensation expense							1.6					1.6		1.6
Share-based compensation expense							20.6					20.6		20.6
Dividends ($0.25 per common share)							(89.8)					(89.8)		(89.8)
Net income								156.9				156.9	7.6	164.5	14.7
Other comprehensive income									34.3			34.3	0.1	34.4	0.4
Distribution to noncontrolling interests, net													(15.7)	(15.7)	(14.8)
Adjustment of redeemable noncontrolling interests to redemption value							3.2					3.2		3.2	(3.2)
Repurchase of redeemable noncontrolling interest															(10.1)
BALANCE—June 30, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3

See notes to Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$179.2	$259.4	$(64.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	232.0	230.9	250.7
Asset impairment charges	5.5	—	316.9
Deferred income taxes	(139.2)	(87.2)	(38.4)
Provision for bad debts	21.9	4.5	3.2
Provision for pension and other post-employment benefits	9.2	16.2	17.9
Share-based compensation	22.2	30.6	46.8
Gain on sale of assets	(24.8)	(7.2)	—
Loss on extinguishment of debt	3.1	88.8	—
Other	12.8	20.5	15.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(44.5)	(43.5)	(31.1)
Inventories	27.2	29.4	2.2
Prepaid expenses and other current assets	6.7	6.0	(2.3)
Accounts payable	148.2	7.0	72.4
Accrued expenses and other current liabilities	23.3	16.1	20.3
Income and other taxes payable	15.7	127.7	(31.9)
Other noncurrent assets	9.0	(136.7)	(34.4)
Other noncurrent liabilities	(6.1)	(36.2)	(6.6)
Net cash provided by operating activities	501.4	526.3	536.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150.1)	(170.9)	(201.5)
Payments for business combinations, net of cash acquired	(908.7)	11.7	(29.5)
Additions of goodwill	—	(30.0)	(30.0)
Proceeds from sale of assets	29.2	14.8	3.4
Payments related to loss on foreign currency contracts	(29.6)	—	—
Other	—	3.2	—
Net cash used in investing activities	(1,059.2)	(171.2)	(257.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	19.1	652.2	39.4
Repayments of short-term debt, original maturity more than three months	(28.3)	(655.0)	(48.1)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	25.4	11.6	(8.4)
Proceeds from revolving loan facilities	1,940.0	853.0	750.0
Repayments of revolving loan facilities	(1,430.0)	(1,616.0)	(695.5)
Proceeds from term loans and other long term debt	3,506.2	800.9	625.0
Repayments of term loans and other long term debt	(2,499.4)	(784.6)	—
Dividend payment	(89.0)	(71.0)	(76.9)
Net proceeds from issuance of Common Stock	44.7	48.5	21.9
Net proceeds from issuance of Common Stock to former CEO	—	12.5	—
Purchase of Class A Common Stock from former CEO	—	(42.0)	—
Payments for purchases of related party Common Stock held as Treasury Stock	—	—	(469.0)
Payments for purchases of Common Stock held as Treasury Stock	(794.9)	(263.1)	(100.3)
Net payments for foreign currency contracts	(9.7)	(37.9)	(2.1)
Payment for business combinations – contingent consideration	—	(0.8)	(1.1)
Proceeds from mandatorily redeemable noncontrolling interests and noncontrolling interests	—	1.8	3.8
Distributions to mandatorily redeemable noncontrolling interests, redeemable noncontrolling interests and noncontrolling interests	(33.2)	(21.3)	(37.3)
Purchase of additional mandatorily redeemable noncontrolling interests, redeemable noncontrolling interests and noncontrolling interests	(0.7)	(15.8)	(4.4)
Payment of deferred financing fees	(57.6)	(11.2)	(2.7)
Net cash provided by (used in) financing activities	592.6	(1,138.2)	(5.7)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3.7)	(113.6)	44.4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31.1	(896.7)	317.6
CASH AND CASH EQUIVALENTS—Beginning of period	341.3	1,238.0	920.4
CASH AND CASH EQUIVALENTS—End of period	$372.4	$341.3	$1,238.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$90.3	$64.7	$63.7
Cash paid during the year for income taxes, net of refunds received	118.1	104.8	84.1
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$78.0	$41.2	$59.2
Issuance of Treasury stock for Bourjois acquisition	—	376.8	—
Non-cash capital contribution associated with special share purchase transaction	13.8	—	—
Non-cash acquisition of additional redeemable noncontrolling interests	10.1	—	—
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
The Company also consolidates majority-owned entities in the United Arab Emirates, Kingdom of Saudi Arabia, Malaysia, Indonesia, Philippines, Singapore, Hong Kong, China, South Korea, Thailand and Taiwan where the Company has the ability to exercise controlling influence. Ownership interests of noncontrolling parties are presented as noncontrolling interests or redeemable noncontrolling interests, as applicable.
Related Parties
As of June 30, 2016, the Company is a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”) indirectly control JABC and the shares of the Company held by JABC. The Company does not generally enter into material transactions with related parties other than certain share transactions with JABC and certain executives as described in Notes 22 and 23.
In connection with the acquisition of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”), JABC entered into a Shares and Trademarks Sale and Purchase Agreement dated November 2, 2015 (the “Share Purchase Agreement”) with Hypermarcas S.A. and certain of its subsidiaries. The Company and JABC subsequently entered into an Assignment and Transfer Agreement, dated as of November 2, 2015 (the “Assignment Agreement”), which pursuant to JABC assigned all of its rights, title, interest and obligations to the Company. No consideration was owed to JABC under the Assignment Agreement. Additionally, the Company agreed to indemnify JABC in case of failure by the Company to fulfill any of the terms, covenants, agreements, provisions and conditions of the Share Purchase Agreement. To date, no indemnification payment has been sought or made pursuant to the Assignment Agreement.
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
The Company also records an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its estimated market value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.
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

Description	Estimated Useful Lives
Buildings	20-40 years
Marketing furniture and fixtures	3-5 years
Machinery and equipment	2-15 years
Computer equipment and software	2-5 years
Property and equipment under capital leases and leasehold improvements	Lesser of lease term or economic life
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
License agreements	Lesser of agreement term or economic life
Customer relationships	5-28 years
Trademarks	5-20 years
Product formulations	3-7 years
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
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill is allocated and evaluated at the reporting units level which are the Company’s operating segments. The Company identifies its operating segments, which are also its reportable segments, by assessing whether the components of the Company’s reportable segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company has identified four reporting units. Fragrance, Color Cosmetics, Skin & Body Care, and Brazil Acquisition are considered operating segments and each a

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

reporting unit. The Company allocates goodwill to one or more reporting units that are expected to benefit from synergies of the business combination.
Goodwill and other intangible assets with indefinite lives are not amortized, but are evaluated for impairment annually as of May 1 or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing its qualitative assessment, the Company considers the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform a quantitative impairment test.
Quantitative impairment testing for goodwill is performed in two steps: (i) the determination of possible impairment, based upon the fair value of a reporting unit as compared to its carrying value; and (ii) if there is a possible impairment indicated, this step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.
Indefinite-lived other intangible assets principally consist of trademarks. The fair values of indefinite-lived other intangible assets are estimated and compared to their respective carrying values. The trademarks’ fair values are based upon the income approach, utilizing the relief from royalty or excess earnings methodology. An impairment loss is recognized when the estimated fair value of the intangible asset is less than its carrying value.
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
Noncontrolling Interests and Redeemable Noncontrolling Interests
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the Consolidated Balance Sheets.
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
Revenue Recognition
Revenue is recognized when realized or realizable and earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 3%, 3% and 4% of gross revenue after customer discounts and allowances in fiscal 2016, 2015 and 2014, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 8%, 9% and 9% in fiscal 2016, 2015 and 2014, respectively.
Cost of Sales
Cost of sales includes all of the costs to manufacture the Company’s products. For products manufactured in the Company’s own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such costs represent the amounts invoiced by the contractors. Cost of sales also includes royalty expense associated with license agreements as discussed in Note 10. Additionally, shipping costs, freight-in and depreciation and amortization expenses related to manufacturing equipment and facilities are included in Cost of sales in the Consolidated Statements of Operations.
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
Advertising and promotional costs are expensed as incurred and totaled $967.6, $1,007.7 and $1,070.0 in fiscal 2016, 2015 and 2014, respectively. Included in advertising and promotional costs are $65.0, $69.8, and $67.5 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2016, 2015 and 2014, respectively. Research and development costs are expensed as incurred and totaled $47.7, $47.4 and $46.5 in fiscal 2016, 2015 and 2014, respectively.
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
It is the Company’s intention to permanently reinvest undistributed earnings and profits from the Company’s foreign operations that have been generated through June 30, 2016, and future plans do not demonstrate a need to repatriate the foreign amounts to fund U.S. operations. Accordingly, no provision has been made for U.S. income taxes on undistributed earnings of foreign subsidiaries as of June 30, 2016. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the undistributed earnings are repatriated.
Restructuring Costs
Charges incurred in connection with plans to restructure and integrate acquired businesses or in connection with cost-reduction initiatives that are initiated from time to time are included in Restructuring costs in the Consolidated Statements of Operations if such costs are directly associated with an exit or disposal activity, a reorganization, or with integrating an acquired business. Other business realignment costs represent the incremental cost directly related to the restructuring activities which can include professional or consulting fees and other internal costs including compensation related costs for dedicated internal resources. Other business realignment costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Derivative Instruments and Hedging Activities
Refer to Note 19 for the Company’s policies for Derivative Instruments and Hedging Activities.
Foreign Currency
Exchange gains or losses incurred on transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses (gains) of $7.2, $(7.9) and $18.7 in fiscal 2016, 2015 and 2014, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during each reporting period

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

presented. Translation gains or losses are reported as cumulative adjustments in Accumulated other comprehensive income (loss) (“AOCI/(L)”).
Net gains (losses) of $19.2, $(4.1) and $(2.8) in fiscal 2016, 2015 and 2014, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of $(29.4), nil and nil in fiscal 2016, 2015 and 2014, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to adjustments within the measurement period for business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this amendment during the third quarter of fiscal 2016. Refer to Note 4 for discussion of the measurement period adjustments recognized during the fourth quarter of fiscal 2016 for the Brazil Acquisition.
In April 2014, the FASB issued authoritative guidance that modified the criteria utilized to determine discontinued operations. In accordance with the new guidance, only disposals of a component that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results are considered discontinued operations. The modified guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. This amendment was adopted in the first quarter of fiscal 2016 and did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2014-09 2015-14 2016-08 2016-10 2016-12	Revenue from Contracts with Customers	Fiscal 2019 with either retrospective or modified retrospective treatment applied. Early adoption is permitted for the Company beginning in fiscal 2018.
In June 2014, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company is currently evaluating the impact this standard will have on the Company’s Consolidated Financial Statements.

2016-09	Share-based Compensation	Fiscal 2018. Early adoption is permitted if the Company adopts all of the amendments within this guidance in the period of adoption. The methods of adopting the guidance vary by amendment.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Accounting Standard Update(s)	Topic	Effective Period	Summary
2016-02	Leases	Fiscal 2020 with early adoption permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.
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

2015-17	Income Taxes	Fiscal 2018 either on a prospective or retrospective accounting basis.
The FASB issued authoritative guidance relating to the classification of deferred taxes. The guidance will require all deferred income tax liabilities and assets to be classified as non-current. The Company is currently evaluating the impact the standard will have on the Company’s Consolidated Financial Statements.

2015-15 2015-03	Interest	Fiscal 2017 with retrospective application.
The FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB issued further authoritative guidance related to the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

2015-11	Inventory	Fiscal 2018 with early adoption is permitted.
The FASB issued authoritative guidance for simplifying the measurement of inventory. The amendment requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This amendment will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method.The Company is evaluating the impact this amendment will have on the Company’s Consolidated Financial Statements.

2015-05	Intangible Assets	Fiscal 2017 with prospective or retrospective application. Early adoption is permitted.
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

2015-02	Consolidation and Variable Interest Entities	Fiscal 2017 using either a modified retrospective, or a retrospective approach.
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

2014-12	Share-based Compensation	Fiscal 2017 using either a modified retrospective, or a retrospective approach.
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
During fiscal 2016, the Company completed the Brazil Acquisition, a consumer goods company based in Brazil (Note 4). The Company has concluded that the Brazil Acquisition represents a separate operating and reportable segment. The Company anticipates that its operating and reporting segments could change upon completion of the anticipated transaction with The Procter & Gamble Company’s (“P&G”) fine fragrance, color cosmetics, and hair color businesses (the “P&G Beauty Brands”).
The Company has determined that its operating and reportable segments are Fragrances, Color Cosmetics, Skin & Body Care, and Brazil Acquisition (also referred to as “segments”). The reportable segments represent the Company’s product groupings other than the Brazil Acquisition segment. The Brazil Acquisition reportable segment represents revenues and expenses generated from multiple product groupings such as skin care, nail care, deodorants, and hair care products which are principally sold within Brazil. In addition to reflecting the Company’s business model, these segments also reflect how the CODM reviews operating results when making decisions about resources to be allocated to the segments and when assessing their performance. Fragrances products include a variety of men’s and women’s products and include fashion designer, celebrity and lifestyle brands. Color Cosmetics products include nail and other color cosmetics, consisting of lip, eye and other facial color products. Skin & Body Care products include shower gels, deodorants, skin care and sun treatment products.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
SEGMENT DATA	2016	2015	2014
Net revenues:
Fragrances	$2,012.7	$2,178.3	$2,324.0
Color Cosmetics	1,547.5	1,445.0	1,366.2
Skin & Body Care	693.4	771.9	861.4
Brazil Acquisition	95.5	—	—
Total	$4,349.1	$4,395.2	$4,551.6
Depreciation and amortization:
Fragrances	$86.1	$90.5	$102.8
Color Cosmetics	104.5	99.9	92.6
Skin & Body Care	34.8	39.2	50.8
Brazil Acquisition	6.3	—	—
Corporate	0.3	1.3	4.5
Total	$232.0	$230.9	$250.7
Operating income (loss):
Fragrances	$288.9	$352.7	$341.2
Color Cosmetics	213.7	158.5	154.2
Skin & Body Care	39.3	33.1	(337.3)
Brazil Acquisition	1.5	—	—
Corporate	(289.2)	(149.2)	(132.4)
Total	$254.2	$395.1	$25.7
Reconciliation:
Operating income	$254.2	$395.1	$25.7
Interest expense, net	81.9	73.0	68.5
Loss on early extinguishment of debt	3.1	88.8	—
Other expense, net	30.4	—	1.3
Income (loss) before income taxes	$138.8	$233.3	$(44.1)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	2016	2015	2014
GEOGRAPHIC DATA
Net revenues:
Americas (a)	$1,663.3	$1,696.0	$1,703.8
EMEA (b)	2,169.0	2,166.0	2,302.9
Asia Pacific (c)	516.8	533.2	544.9
Total	$4,349.1	$4,395.2	$4,551.6

(a)	includes North & South America

(b)	includes Europe, Middle East and Africa
(c) includes Asia and Australia

	Year Ended June 30,
	2016	2015	2014
Net revenues:
U.S.	$1,258.9	$1,343.1	$1,338.6
Switzerland (a):
Travel Retail and Export	529.1	482.9	497.8
United Kingdom	—	402.5	415.1
Netherlands	74.5	83.2	93.8
Domestic	26.1	30.2	34.8
Total Switzerland	629.7	998.8	1,041.5
All other	2,460.5	2,053.3	2,171.5
Total	$4,349.1	$4,395.2	$4,551.6

Long-lived assets:
U.S.	$2,688.7	$2,713.9	$2,921.2
Brazil	882.7	1.4	0.2
Switzerland	508.0	297.4	143.8
All other	830.9	931.8	655.0
Total	$4,910.3	$3,944.5	$3,720.2

(a) The Company’s subsidiaries in Switzerland generate revenues from sales to various countries, from time to time, including the United Kingdom (“U.K.”) and the Netherlands, domestic sales in Switzerland and the Travel Retail and Export business (which sells to a large number of travel outlets, including duty free shops, airlines and other tax-free zones in several countries), as specified separately in the table above. Due to a change in go-to-market strategy for the U.K. from commissionaire to buy and sell distribution, the net revenues for the U.K. are now reported under All other net revenues.
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
No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2016, 2015 and 2014 or are otherwise deemed significant.
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
PRODUCT CATEGORY	2016	2015	2014
Fragrances:
Designer	35.5%	36.9%	37.4%
Lifestyle	6.6	7.4	7.6
Celebrity	4.2	5.3	6.0
Total	46.3%	49.6%	51.0%
Color Cosmetics:
Nail Care	14.9%	14.9%	14.0%
Other Color Cosmetics	20.7	18.0	16.0
Total	35.6%	32.9%	30.0%
Skin & Body Care:
Body Care	9.9%	10.9%	12.6%
Skin Care	6.0	6.6	6.4
Total	15.9%	17.5%	19.0%
Brazil Acquisition:
Total	2.2%	—%	—%
Total	100.0%	100.0%	100.0%
4. BUSINESS COMBINATIONS
The Company completed one material acquisition during fiscal 2016:

Acquired entity	Date acquired	Purchase Price	Segment
Beauty Business acquired from Hypermarcas S.A. (“Brazil Acquisition”)	February 1, 2016	$901.9	Brazil Acquisition
Brazil Acquisition
On February 1, 2016, the Company completed the acquisition of 100% of the net assets of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”) pursuant to the Share Purchase Agreement in order to further strengthen its position in the Brazilian beauty and personal care market. The total consideration was R$3,599.5 million, the equivalent of $901.9 and was paid in cash during fiscal 2016.
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
The following table summarizes the allocation of the purchase price to the net assets of the Brazil Acquisition as of February 1, 2016 (the acquisition date) including the impact of measurement period adjustments through the end of fiscal 2016:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.3	$3.8	$11.1
Inventories	50.2	(4.6)	45.6
Property, plant and equipment	96.7	(1.3)	95.4	2 - 40
Goodwill	496.8	56.9	553.7	Indefinite
Trademarks - indefinite	157.1	(10.0)	147.1	Indefinite
Trademarks - finite	10.0	0.3	10.3	5 - 15
Customer relationships	108.2	(63.6)	44.6	13 - 28
Product formulations	11.8	1.0	12.8	3
Other net working capital	4.7	(4.0)	0.7
Net other assets	2.3	(0.2)	2.1
Deferred tax liability, net	(46.1)	24.6	(21.5)
Total purchase price	$899.0	$2.9	$901.9

(a)As previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2016.
(b)The  measurement period adjustments principally relate to the final net working capital adjustments and  changes in the estimated fair values of certain assets and liabilities, primarily related to intangible assets and deferred income taxes as a result of new information on facts and circumstances that existed at the time of acquisition.
Goodwill is not initially deductible for tax purposes. However, the Company is in the process of complying with local tax regulation which will allow a portion of the goodwill to become tax deductible. The Company expects to complete this process within fiscal 2017.
The goodwill is attributable to expected synergies resulting from market expansion for the Company’s existing and future products and avoidance of start-up capital expenditures for manufacturing facilities in Brazil. Goodwill of $241.3, $132.8, $102.2 and $77.4 is allocated to the Brazil Acquisition, Fragrances, Color Cosmetics, and Skin & Body Care segments, respectively. The allocation of goodwill to Fragrances, Color Cosmetics, and Skin & Body Care was based on the relative fair values of synergies of selling the Company’s existing brands through the acquired entity as well as the reduction in corporate and regional overhead allocated to these segments due to the addition of the Brazil Acquisition segment.
For fiscal 2016, Net revenues and Net loss of the Brazil Acquisition included in the Company’s Consolidated Statements of Operations from the date of acquisition were $95.5 and $(1.0), respectively.
The Company recognized acquisition-related costs associated with the Brazil Acquisition of $4.8 during fiscal 2016 which are included in Acquisition-related costs in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the Brazil Acquisition, as though the companies had been combined on July 1, 2014, and gives pro forma effect to events that are: (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The pro forma adjustments include incremental amortization of intangible assets and increased depreciation of property, plant and equipment, based on preliminary values of each asset as well as costs related to financing the acquisition. The unaudited pro forma information also includes non-recurring acquisition-related costs and the amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2014 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the fiscal years ended 2016 and 2015 are as follows:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	2016	2015
Pro forma Net revenues	$4,531.8	$4,748.1
Pro forma Net income	207.7	278.8
Pro forma Net income attributable to Coty Inc.	185.4	251.9
Pro forma Net income attributable to Coty Inc. per common share
Basic	$0.54	$0.71
Diluted	$0.52	$0.69
The Company completed one acquisition during fiscal 2015:

Acquired entity	Date acquired	Purchase Price	Segment
Bourjois cosmetics brand ("Bourjois")	April 1, 2015	$376.8	Color Cosmetics
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
The Company has finalized the valuation of assets acquired and liabilities assumed for the Bourjois acquisition. The Company did not recognize any measurement period adjustments during fiscal 2016 and the measurement period for the Bourjois acquisition is now closed.
The following table summarizes the consideration and the allocation of the purchase price to the net assets acquired in the Bourjois acquisition:

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
The Company recorded $1.9 and $3.9 of Acquisition-related costs during fiscal 2016 and 2015, which were expensed as incurred and included in Acquisition-related costs in the Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Bourjois, as though the companies had been combined on July 1, 2013, and gives effect to pro forma events that are: (1) directly attributable to the transaction, (2) factually supportable, and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments for non-recurring transaction costs (including distributor termination fees, transaction specific costs, and the amortization of the inventory step-up) and incremental intangible asset amortization to be incurred on a recurring basis, based on values of each identifiable intangible asset. Pro forma adjustments were tax-effected at the Company’s statutory rates. The pro forma Consolidated Statements of Operations is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2013 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma financial information for fiscal 2015 and 2014 are as follows:

	Year Ended June 30,
	2015	2014
Pro forma Net revenues	$4,553.2	$4,788.7
Pro forma Net income (loss)	275.3	(77.0)
Pro forma Net income (loss) attributable to Coty Inc.	248.4	(110.2)
Pro forma Net income (loss) attributable to Coty Inc. per common share
Basic	$0.68	$(0.28)
Diluted	$0.66	$(0.28)
5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $174.0, $34.1 and $0.7 for the fiscal years ended 2016, 2015 and 2014, respectively, which have been recorded in Acquisition-related costs in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

6. RESTRUCTURING COSTS
Restructuring costs for the years ended June 30, 2016, 2015 and 2014 are presented below:

	Year Ended June 30,
	2016	2015	2014
Acquisition Integration Program	$42.3	$15.3	$—
Organizational Redesign	34.5	58.6	13.0
Productivity Program	9.8	2.1	14.2
Other Restructuring(a)	0.3	(0.6)	10.1
Total	$86.9	$75.4	$37.3

(a) Other restructuring primarily relates to non-material restructuring costs associated with the Brazil Acquisition in fiscal 2016 and the China Optimization program for fiscal 2015 and 2014.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand.  Actions and cash payments associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $67.0, all of which will result in cash payments. The Company incurred $57.6 of restructuring costs life-to-date as of June 30, 2016, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$0.7	$14.6	$—	$15.3
Restructuring charges	45.9	0.7	0.7	47.3
Payments	(7.5)	(5.6)	(0.4)	(13.5)
Changes in estimates (a)	(3.6)	(1.2)	(0.2)	(5.0)
Effect of exchange rates	0.2	(0.9)	—	(0.7)
Balance—June 30, 2016	$35.7	$7.6	$0.1	$43.4

(a) The decrease in severance and employee benefits is primarily attributable to employees who have voluntarily left positions that were to be eliminated.
The Company currently estimates that the total remaining accrual of $43.4 will result in cash expenditures of approximately $21.7, $17.4, $0.8 and $3.5 in fiscal 2017, 2018, 2019 and 2020, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Organizational Redesign
During the fourth quarter of fiscal 2014, the Company’s Board of Directors approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $106.1 of restructuring costs life-to-date as of June 30, 2016, which have been recorded in Corporate. The Company incurred $20.8 of other business realignment costs life-to-date as of June 30, 2016, which have been reported in Selling, general and administrative expenses in the Consolidated Statements of Operations in Corporate. The Company also incurred $1.2 of accelerated depreciation for fiscal 2016 resulting from a change in the estimated useful life of manufacturing equipment reported in Cost of goods sold in the Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$32.0	$—	$0.1	$32.1
Restructuring charges	38.8	0.8	1.4	41.0
Payments	(31.3)	—	(0.5)	(31.8)
Changes in estimates (a)	(6.4)	(0.1)	—	(6.5)
Effects of exchange rates	0.5	(0.3)	(0.5)	(0.3)
Balance—June 30, 2016	$33.6	$0.4	$0.5	$34.5

(a) The decrease in severance and employee benefits is primarily attributable to favorable employment settlements with restructured employees, and a redeployment of employees originally intended to be restructured.
The Company currently estimates that the total remaining accrual of $34.5 will result in cash expenditures of $32.9 and $1.6 in fiscal 2017 and 2018, respectively.
Productivity Program
During the fourth quarter of fiscal 2013, the Company’s Board of Directors approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily related to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization re-design activities, primarily in Europe and optimization of selected administrative support functions.
The Productivity Program was substantially completed during fiscal 2016. The Company incurred $51.4 of restructuring costs life-to-date as of June 30, 2016 which have been recorded in Corporate. The Company incurred $12.8 of other business structure realignment costs life-to-date as of June 30, 2016, which have been reported in Selling, general and administrative expenses in the Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the restructuring costs which, represents severance and employee benefits, are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2015	$7.0	$—	$—	$7.0
Restructuring charges	7.5	0.7	2.4	10.6
Payments	(7.3)	(0.7)	(2.4)	(10.4)
Changes in estimates	(0.8)	—	—	(0.8)
Effect of exchange rates	(0.2)	—	—	(0.2)
Balance—June 30, 2016	$6.2	$—	$—	$6.2
The Company currently estimates that the total remaining accrual of $6.2 will result in cash expenditures of approximately $5.9 and $0.3 in fiscal 2017 and 2018, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

7. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on a non-recourse basis. Trade receivables factored throughout the fiscal year amounted to $379.2 and $379.8 in fiscal 2016 and 2015, respectively. Remaining balances due from factors amounted to $16.1 and $16.6 as of June 30, 2016 and 2015, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $0.8, $0.6 and $0.8 in fiscal 2016, 2015 and 2014, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
8. INVENTORIES
Inventories as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Raw materials	$159.8	$160.9
Work-in-process	9.5	8.4
Finished goods	396.5	388.5
Total inventories	$565.8	$557.8
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Land, buildings and leasehold improvements	$284.8	$232.4
Machinery and equipment	523.1	471.3
Marketing furniture and fixtures	295.2	267.7
Computer equipment and software	346.7	325.5
Construction in progress	79.6	48.7
	1,529.4	1,345.6
Accumulated depreciation and amortization	(890.8)	(845.4)
Property and equipment, net	$638.6	$500.2
Depreciation and amortization expense of property and equipment totaled $152.4, $156.2 and $165.0 in fiscal 2016, 2015 and 2014, respectively, and is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
In fiscal 2016, 2015 and 2014, the Company recorded asset impairment charges of nil, nil and $6.0, respectively, primarily relating to the disposal of various manufacturing facilities. In October 2014, the Company agreed to sell certain TJoy Holdings Co., Ltd. (“TJoy”) assets for cash of 86.0 million RMB ($14.1) in conjunction with China Optimization. As a result, the Company recognized a gain of $7.2 in Gain on sale of assets in the Consolidated Statements of Operations during fiscal 2015.
10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The Company tests goodwill and indefinite lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal 2016 and 2015.
In the first half of fiscal 2014, the Company anticipated realizing significant improvements in cash flows in the China operations of its Skin & Body Care reporting unit beginning in the third quarter of fiscal 2014, due to the reorganization of the management team and distribution network in China and the launch of new product offerings. In the course of evaluating the results for the third quarter of fiscal 2014, the Company noted the net cash outflows associated with the TJoy mass channel business in China were significantly in excess of previous expectations and management concluded that the results in China represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

assets in the Skin & Body Care reporting unit. As a result, in fiscal 2014 the Company recognized the impairment of $316.9, of which $256.4 related to goodwill and $60.5 to other long lived assets, as described below and recorded in Asset impairment charges in the Consolidated Statements of Operations.
Goodwill as of June 30, 2016 and 2015 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2015	$720.8	$677.3	$773.4	$—	$2,171.5
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at June 30, 2015	$720.8	$677.3	$132.6	$—	$1,530.7

Changes during the year ended June 30, 2016:
Acquisitions (a) (b)	139.7	106.7	79.7	241.3	567.4
Foreign currency translation	27.6	16.5	17.8	56.9	118.8
Disposition	—	(4.2)	—	—	(4.2)

Gross balance at June 30, 2016	$888.1	$796.3	$870.9	$298.2	$2,853.5
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at June 30, 2016	$888.1	$796.3	$230.1	$298.2	$2,212.7

(a) During the year ended June 30, 2016, the Company completed the Brazil Acquisition. This transaction was accounted for as a business combination (See Note 4).
(b) During fiscal 2016, the Company acquired 100% of the issued share capital of Beamly Limited (the “digital marketing company”) for a purchase price of $17.9 in a transaction accounted for as a business combination, which resulted in the recognition of $13.7 of goodwill.
During fiscal 2016, the Company sold assets relating to the Cutex brand for a total disposal price of $29.2. The Company allocated $4.2 of goodwill to the brand as part of the sale. The Company recorded a gain of $24.8 which has been reflected in Gain on sale of assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2016.
Other Intangible Assets, net
Other intangible assets, net as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Indefinite-lived other intangible assets	$1,417.0	$1,274.0
Finite-lived other intangible assets, net	633.1	639.6
Total Other intangible assets, net	$2,050.1	$1,913.6

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2015	$20.7	$997.2	$453.9	$—	$1,471.8
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Balance—June 30, 2015	20.7	988.0	265.3	—	1,274.0

Changes during the period ended June 30, 2016
Acquisitions (a)	—	—	—	147.1	147.1
Foreign currency translation	(0.2)	(3.5)	(3.5)	3.1	(4.1)

Gross balance at June 30, 2016	20.5	993.7	450.4	150.2	1,614.8
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Net balance at June 30, 2016	$20.5	$984.5	$261.8	$150.2	$1,417.0

(a) During the year ended June 30, 2016, the Company completed the Brazil Acquisition. This transaction was accounted for as a business combination (See Note 4).
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2015
License agreements	$800.7	$(501.1)	$—	$299.6
Customer relationships	559.1	(232.8)	—	326.3
Trademarks	119.1	(108.2)	—	10.9
Product formulations	32.7	(29.9)	—	2.8
Total	$1,511.6	$(872.0)	$—	$639.6
June 30, 2016
License agreements	$798.3	$(532.2)	$—	$266.1
Customer relationships (a)	611.7	(274.2)	(5.5)	332.0
Trademarks (a)	128.3	(108.6)	—	19.7
Product formulations (a)	48.0	(32.7)	—	15.3
Total	$1,586.3	$(947.7)	$(5.5)	$633.1

(a) Additions to Customer relationships, Trademarks, and Product formulations of $44.6, $10.3 and $12.8, respectively, were recorded in connection with the Brazil Acquisition (see Note 4).
In conjunction with the Company’s analysis of its go-to-market strategy in Southeast Asia during the first quarter of fiscal 2016, the Company evaluated future cash flows for this asset group and determined that the carrying value exceeded the undiscounted cash flows. As a result, the Company evaluated the fair value of the long-lived assets in the asset group, through an analysis of discounted future cash flows, and determined that the customer relationships were fully impaired and thus recorded $5.5 of Asset impairment charges in the Consolidated Statements of Operations for the fiscal year ended June 30, 2016.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Description
License agreements	9.5 years
Customer relationships	9.6 years
Trademarks	10.8 years
Product formulations	2.5 years
As of June 30, 2016, the remaining weighted-average life of all intangible assets subject to amortization is 9.4 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2017	$87.4
2018	86.9
2019	83.0
2020	77.6
2021	76.6
License Agreements
The Company records assets for license agreements (“licenses”) acquired in transactions accounted for as business combinations. These licenses provide the Company with the exclusive right to manufacture and market on a worldwide and/or regional basis, certain of the Company’s products which comprise a significant portion of the Company’s revenues. These licenses have initial terms covering various periods. Certain licenses provide for automatic extensions ranging from 3 to 10 year terms, at the Company’s discretion.
There were no licenses acquired during fiscal 2016 and 2015.
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Advertising, marketing and licensing	$180.2	$179.1
Customer returns, discounts, allowances and bonuses	164.8	168.2
Compensation and other compensation related benefits	157.5	167.1
Restructuring costs	60.8	44.3
Acquisition-related costs	42.4	31.3
VAT, sales and other non-income taxes	36.2	46.7
Derivative liabilities	20.9	6.3
Interest	9.4	3.5
Other	76.2	72.7
Total accrued expenses and other current liabilities	$748.4	$719.2
12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Noncurrent income tax liabilities	$131.9	$182.9
Deferred rent	47.2	46.2
Restructuring	23.5	10.5
Other	31.2	17.1
Total other noncurrent liabilities	$233.8	$256.7

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

13. DEBT

	June 30, 2016	June 30, 2015
Short-term debt	$19.8	$22.1
Coty Credit Agreement
Revolving Credit Facility due October 2020	670.0	—
Term Loan A Facility due October 2020	1,883.6	—
Term Loan B Facility due October 2022	1,596.0	—
2015 Credit Agreement due March 2018	—	800.0
Coty Inc. Credit Facility
2013 Term Loan due March 2018	—	1,050.0
Incremental Term Loan due April 2018	—	625.0
Revolving Loan Facility due April 2018	—	136.5
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	4,170.1	2,634.7
Less: Short-term debt and current portion of long-term debt	(161.8)	(28.8)
Total Long-term debt	4,008.3	2,605.9
Less: Discount on Long-term debt	(7.3)	—
Total Long-term debt, net	$4,001.0	$2,605.9
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $108.5 and $127.7, of which $19.8 and $22.1 were outstanding at June 30, 2016 and 2015, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.5% to 16.5% and from 0.7% to 18.0% as of June 30, 2016 and 2015, respectively. The weighted-average interest rate on short-term debt outstanding was 14.0% and 7.1% as of June 30, 2016 and 2015, respectively. In addition, the Company had undrawn letters of credit of $4.6 and $4.1 as of June 30, 2016 and 2015, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Long Term Debt
The Company’s long term debt facilities consisted of the following as of June 30, 2016:

				Applicable Interest Rate Spread as of June 30, 2016
Facility	Maturity Date	Principal Amount (in millions)	Interest Rate Terms		Debt Discount	Repayment Schedule
Revolving Credit Facility(a)	October 2020	$1,500.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (f)	1.75%	N/A(b)	Payable in full at maturity date
Term Loan A Facility(a) - USD Portion	October 2020	$1,750.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (f)	1.75%	N/A(b)	Quarterly repayments beginning June 30, 2016 at 1.25% of original principal amount
Term Loan A Facility(a) - Euro Portion	October 2020	€140.0	EURIBOR(a) plus a margin of 1.00% to 2.00% per annum, based on the Company’s total net leverage ratio (c) (f)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2016 at 1.25% of original principal amount
Term Loan B Facility(a) - USD portion	October 2022	$500.0	LIBOR(a) (subject to a 0.75% floor) plus a margin of 3.00% or a base rate (subject to a 1.75% floor), plus a margin of 2.00%(f)	3.00%	0.50%	Quarterly repayments beginning June 30, 2016 at 0.25% of original principal amount
Term Loan B Facility(a) - Euro portion	October 2022	€990.0 (e)	EURIBOR(a) (subject to a 0.75% floor) plus a margin of 2.75%	2.75%	0.50%	Quarterly repayments beginning June 30, 2016 at 0.25% of original principal amount (e)

(a) As defined below.
(b) N/A - Not Applicable.
(c) As defined per the respective loan agreement.
(d) Additionally the Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s total net leverage ratio(c). As of June 30, 2016, the applicable rate on the unused commitment fee was 0.50%.
(e) Includes €665.0 million of the Euro portion of Term Loan B originated on October 27, 2015, and the €325.0 million from the Incremental Term Loans, as defined below, originated on April 8, 2016. Repayments on the €325.0 million Incremental Term Loan B are payable quarterly beginning on September 30, 2016 at 0.25% of the original principal amount.
(f) The selection of the applicable interest rate for the period is at the discretion of the Company.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

On October 27, 2015, the Company refinanced its long term debt facilities. The Company’s long term debt facilities that were outstanding prior to the Company’s refinancing consisted of the following as of June 30, 2015:

Facility	Maturity Date	Principal Amount	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2015	Debt Discount	Repayment Schedule
2013 Term Loan(a)	March 2018	$1,250.0	LIBOR(c) plus a margin ranging from 0.0% to 1.75% based on the Company’s consolidated leverage ratio(d)	1.50%	N/A(b)	Quarterly repayments commence on October 1, 2016 and will total $175.0, and $875.0 in fiscal 2017, and 2018 respectively
Incremental Term Loan(a)	April 2018	$625.0	LIBOR(c) plus a margin ranging from 0.0% to 1.75% based on the Company’s consolidated leverage ratio(d)	1.50%	N/A(b)	Payable in full on April 2, 2018
2013 Revolving Loan Facility(a)	April 2018	$1,250.0	LIBOR(c) plus a margin ranging from 0.15% to 0.25% based on the Company’s consolidated leverage ratio(d)	1.28%	N/A(b)	Payable in full at maturity date
2015 Credit Agreement(a)	March 2018	$800.0	Applicable base rate(c) plus a margin ranging from 0.125% to 1.875% based on the Company’s consolidated leverage ratio(d)	1.63%	N/A(b)	Payable in full on March 31, 2018

(a) As defined below.
(b) N/A - Not Applicable.
(c) Applicable base rates of interest on amounts borrowed under the 2015 Credit Agreement were based on the London Interbank Offered Rate (“LIBOR”), a qualified Eurocurrency LIBOR, an alternative base rate, or a qualified local currency rate, as applicable to the borrowings, plus applicable spreads determined by the consolidated leverage ratio.
(d) As defined per the respective loan agreement.
Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provides for senior secured credit facilities (the “Senior Secured Facilities”) comprising (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 Term Loan A Facility (“Term Loan A Facility”) and (iii) a Term Loan B Facility comprising of a $500.0 tranche and a €665.0 million tranche (“Term Loan B Facility”). The Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and facilities under the Coty Inc. Credit Facility (together, the “Prior Coty Inc. Credit Facilities”).
On April 8, 2016, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in commitments under the Term Loan A Facility and an additional €325.0 million in commitments under the Term Loan B Facility of the Coty Credit Agreement (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to partially repay outstanding balances under the Revolving Credit Facility. The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Term Loan A Facility and Euro denominated portion of the Term Loan B Facility.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Prior Coty Inc. Credit Facilities
2015 Credit Agreement
On March 24, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, ING Bank, N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2015 Credit Agreement provided for a term loan of $800.0 (the “2015 Term Loan”) payable in full on March 31, 2018.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Coty Inc. Credit Facility
On June 25, 2014, the Company entered into an Incremental Term Loan Amendment (the “Incremental Amendment”) to the 2013 Credit Agreement. The 2014 Incremental Amendment provided for an incremental term loan of $625.0 (the “Incremental Term Loan”), which had substantially the same terms and conditions as the 2013 Term Loan, except with respect to principal repayments.
On April 2, 2013, the Company refinanced its then-existing credit facility by entering into a Credit Agreement (the “2013 Credit Agreement”), with JP Morgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., BNP Paribas, Crédit Agricole Corporate & Investment Bank, Deutsche Bank Securities Inc., ING Bank N.V., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, N.A., as syndication agents. The 2013 Credit Agreement provided a term loan of $1,250.0 (the “2013 Term Loan”), which would have expired on March 31, 2018. The 2013 Credit Agreement additionally provided a revolving loan facility of $1,250.0 (the “Revolving Loan Facility”), which would have expired on April 2, 2018, which provided for up to $80.0 in swingline loans.
Deferred Financing Fees
For the fiscal years ended June 30, 2016, 2015, and 2014, the Company recognized deferred financing fees of $59.0, $11.2, and $2.2, respectively. For the fiscal years ended June 30, 2016, 2015, and 2014, the Company wrote-off deferred financing fees of $3.1, $5.1, and nil, respectively, of which $3.1 and $4.2 in fiscal 2016 and 2015, respectively, were recorded to Loss on early extinguishment of debt in the Consolidated Statement of Operations. The remaining $0.9 of the fees written off in fiscal 2015 was recorded to Interest expense in the Consolidated Statement of Operations. As of June 30, 2016 and 2015, the Company had deferred financing fees of $64.6 and $20.9 recorded in Other noncurrent assets on the Company’s Consolidated Balance Sheet.
Interest
Interest is payable quarterly or on the last day of the interest period applicable to borrowings under the Company’s long-term debt facilities. For fiscal 2016, the weighted-average interest rates for the Revolving Credit Facility, Term Loan A Facility, and Term Loan B Facility under the Coty Credit Agreement collectively were 1.97%, 1.99% and 3.61%, respectively.
With respect to the Prior Coty Inc. Credit Facilities, the weighted-average interest rates on the Company’s 2015 Term Loan, Incremental Term Loan and the 2013 Term Loan collectively were 1.77%, 1.70%, and 1.60% in fiscal 2016, 2015, and 2014, respectively. The weighted-average interest rates on the Company’s 2013 Revolving Loan Facility were 1.67%, 1.40%, and 1.30% in fiscal 2016, 2015, and 2014.
Senior Notes
On September 29, 2014, the Company prepaid the Senior Notes as defined below. The prepayment included the principal amount of Senior Notes of $500.0, accrued interest of $8.0 and a make-whole amount of $84.6. In connection with the prepayment, the Company incurred a loss on early extinguishment of debt of $88.8, which included the make-whole amount and the write-off of $4.2 of deferred financing fees related to the Senior Notes.
On June 16, 2010, the Company issued $500.0 of Senior Secured Notes (the “Senior Notes”) in three series in a private placement transaction: (i) $100.0 in aggregate principal amount of 5.12% Series A Senior Secured Notes due June 16, 2017, (ii) $225.0 in aggregate principal amount of 5.67% Series B Senior Secured Notes due June 16, 2020 and (iii) $175.0 in aggregate principal amount of 5.82% Series C Senior Secured Notes due June 16, 2022.
Financial Covenants
The Company is required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement. The Coty Credit Agreement includes a financial covenant that requires the Company to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition, as defined in the Coty Credit Agreement, the applicable leverage ratio shall be the lesser of 1.00 to 1.00 higher than the applicable rate at the time, and 5.95 to 1.00. After the four fiscal quarter period ends subsequent to the closing of any material acquisition, the net leverage ratio levels will return to pre-material acquisition levels.
As of June 30, 2016, the Company is in compliance with all financial covenants within the Coty Credit Agreement as described above.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Repayment Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2016, are presented below:

Fiscal Year Ending June 30
2017	$141.9
2018	111.3
2019	111.3
2020	111.3
2021	2,158.4
Thereafter	1,516.0
Total	$4,150.2
14. LEASE COMMITMENTS
The Company has various buildings and equipment under leasing arrangements. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between two and five years. Certain lease agreements have escalation clauses for rent, which have been straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of June 30, 2016 are presented below:

Fiscal Year Ending June 30
2017	$70.2
2018	67.3
2019	59.9
2020	50.4
2021	45.5
Thereafter	214.3
507.6
Less: sublease income	(34.1)
Total minimum payments required	$473.5
The Company incurred rent expense of $82.5, $87.1 and $112.5 relating to operating leases in fiscal 2016, 2015 and 2014, respectively. The Company collected payments from sub-lessors relating to facilities no longer in use by the Company of $5.4, $4.3 and $1.4 for fiscal 2016, 2015 and 2014, respectively. Reflected in rent expense are estimated net future minimum lease payments (recoveries) and related costs for facilities no longer used in operations of nil, $(0.7) and $21.4 for fiscal 2016, 2015 and 2014, respectively.
15. INCOME TAXES
Income (loss) from operations before income taxes in fiscal 2016, 2015 and 2014 is presented below:

	Year Ended June 30,
	2016	2015	2014
United States	$(153.6)	$(173.7)	$(119.1)
Foreign	292.4	407.0	75.0
Total	$138.8	$233.3	$(44.1)
The components of the Company’s total (benefit) provision for income taxes during fiscal 2016, 2015 and 2014 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	2016	2015	2014
(Benefit) provision for income taxes:
Current:
Federal	$(30.0)	$3.7	$5.6
State and local	(2.7)	3.3	2.1
Foreign	131.5	54.1	50.8
Total	98.8	61.1	58.5
Deferred:
Federal	(91.7)	(71.0)	(30.6)
State and local	(9.9)	(12.0)	(0.7)
Foreign	(37.6)	(4.2)	(7.1)
Total	(139.2)	(87.2)	(38.4)
(Benefit) provision for income taxes	$(40.4)	$(26.1)	$20.1
During the first quarter of fiscal 2016, the Company reached final settlement with the IRS in connection with the 2004–2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $194.4 of which $164.7 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $194.4 tax benefit, $111.2 was offset by a valuation allowance due to on-going operating losses in the U.S.
During fiscal 2015, the Company transferred certain international intellectual property rights to its wholly-owned subsidiary in Switzerland in order to align the Company’s ownership of these international intellectual property rights with its global operations.  Although the transfer of foreign intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the U.S. that was offset by net operating loss carryforwards.  Income taxes incurred related to the intercompany transactions are treated as a prepaid income tax in the Company’s consolidated balance sheet and amortized to income tax expense over the life of the intellectual property. The prepaid income tax is included in Prepaid expenses and other current assets and Other noncurrent assets in the Consolidated Balance Sheet in the amounts of $7.6 and $7.6 and $135.8 and $143.4, respectively, for the fiscal year end June 30, 2016 and 2015, respectively. The prepaid income taxes are amortized as a component of income tax expense over twenty years.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2016, 2015 and 2014 is presented below:

	Year Ended June 30,
	2016	2015	2014
Income (loss) before income taxes	$138.8	$233.3	$(44.1)
Provision (benefit) for income taxes at statutory rate	$48.5	$81.7	$(15.4)
State and local taxes—net of federal benefit	(8.3)	(5.6)	0.9
Foreign tax differentials	(50.8)	(74.4)	(53.0)
Change in valuation allowances	(7.6)	(6.6)	36.1
Change in unrecognized tax benefit	45.8	(16.0)	(24.4)
Asset impairment charges	—	—	67.4
U.S. audit settlement, net	(83.2)	(19.2)	—
Share-based compensation	—	—	1.8
Permanent differences—net	4.7	10.6	1.8
Amortization on intercompany sale	5.7	—	—
Other	4.8	3.4	4.9
(Benefit) provision for income taxes	$(40.4)	$(26.1)	$20.1
Effective income tax rate	(29.1)%	(11.2)%	(45.6)%
Significant components of Deferred income tax assets and liabilities as of June 30, 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Deferred income tax assets:
Inventories	$19.3	$14.0
Accruals and allowances	53.0	77.0
Sales returns	13.6	15.9
Share-based compensation	14.6	26.1
Employee benefits	64.8	38.4
Net operating loss carry forwards and tax credits	237.7	92.4
Other	23.8	27.2
Less: valuation allowances	(179.2)	(81.9)
Net deferred income tax assets	247.6	209.1
Deferred income tax liabilities:
Intangible assets	367.3	436.0
Unrealized gain	49.1	—
Licensing rights	26.6	6.3
Other	22.5	29.7
Deferred income tax liabilities	465.5	472.0
Net deferred income tax liabilities	$(217.9)	$(262.9)
Deferred tax assets relating to tax benefits of stock-based compensation have been reduced to reflect exercises of stock options to the extent recognized for financial statement purposes. Some exercises resulted in tax deductions in excess of previously recorded benefits at the time of grant. These excess tax benefits are not recognized in the deferred tax balances until the deductions reduce taxes payable. Accordingly, there is an additional $11.0 of net operating losses which are not reflected as part of the net deferred tax assets.
The expirations of tax loss carry forwards, amounting to $600.2 as of June 30, 2016, in each of the fiscal years ending June 30, are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Fiscal Year Ending June 30	United States	Western Europe	Rest of World	Total
2017	$—	$—	$27.2	$27.2
2018	—	—	29.7	29.7
2019	—	—	4.1	4.1
2020	—	—	67.6	67.6
2021 and thereafter	402.6	28.2	40.8	471.6
Total	$402.6	$28.2	$169.4	$600.2
The total valuation allowances recorded are $179.2 and $81.9 as of June 30, 2016 and 2015, respectively. In fiscal 2016, the change in the valuation allowance was due primarily to a decrease in valuation allowance for net operating losses.
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2016	2015	2014
UTBs—July 1	$342.6	$400.5	$331.4
Additions based on tax positions related to the current year	60.4	51.6	29.5
Additions for tax positions of prior years	—	6.4	91.9
Reductions for tax positions of prior years	(70.5)	(60.3)	(9.9)
Settlements	(72.7)	(29.7)	(33.8)
Lapses in statutes of limitations	(37.9)	(14.2)	(11.6)
Foreign currency translation	7.0	(11.7)	3.0
UTBs—June 30	$228.9	$342.6	$400.5
As of June 30, 2016, the Company had $228.9 of UTBs of which $122.8 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2016 and 2015, the liability associated with UTBs, including accrued interest and penalties, is $131.9 and $182.9, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2016, the Company accrued interest of $1.2, while in fiscal 2015 and 2014 the Company released interest of ($4.4) and $(1.7), respectively. During fiscal 2016, the Company accrued penalty of $0.1, while in fiscal 2015 and 2014 the Company released penalty of $(1.0) and nil, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2016 and 2015 is $9.9 and $15.2, respectively.
The Company is present in over 35 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2016 and 2015, the Company recognized a tax benefit of $51.4 and $62.0 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2016, it is reasonably possible that a decrease of up to $15.5 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
It is the Company’s intention to permanently reinvest undistributed earnings and income from the Company’s foreign operations that have been generated through June 30, 2016. Accordingly, no provision has been made for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries as of June 30, 2016. Cumulative undistributed earnings of non-U.S. subsidiaries was $2,426.0 as of June 30, 2016. It is not practicable for the Company to determine the amount of additional income and withholding taxes that may be payable in the event the undistributed earnings are repatriated.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

16. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2016, 2015 and 2014 is presented below:

	Year Ended June 30,
	2016	2015	2014
Interest expense	$112.9	$71.4	$69.8
Foreign exchange (gain) losses, net of derivative contracts (a)	(26.9)	4.1	2.8
Deferred financing fees write-off	—	0.9	—
Interest income	(4.1)	(3.4)	(4.1)
Total interest expense, net	$81.9	$73.0	$68.5

(a) During the second quarter of fiscal 2016, the Company recorded a gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro tranche of debt issued during the quarter. These short-term forward contracts were entered into to facilitate the repayment of the Company’s then existing U.S. Dollar denominated term loans as part of the debt refinancing discussed in Note 13. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $11.1 included within Total interest expense, net for the fiscal year end June 30, 2016 in the Company’s Consolidated Statements of Operations.

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
During fiscal 2016, 2015 and 2014, the defined contribution expense for the U.S. defined contribution plan was $12.7, $12.2 and $12.7, respectively, and the defined contribution expense for the international savings plans was $5.7, $10.7 and $10.6, respectively.
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
In June 2015, the Board approved the termination of the U.S. Del Laboratories, Inc. pension plan with an effective plan termination date of September 30, 2015. On July 31, 2015, the Company filed a determination letter request with the IRS to approve the termination of the U.S. Del Laboratories, Inc. pension plan. The Company received a favorable determination letter from the IRS, dated May 2, 2016. The IRS found that the termination of the U.S. Del Laboratories, Inc. pension plan did not affect the plan’s qualification for federal income tax purposes. The Company expects the termination of the plan will be completed during fiscal 2017. The Company intends to fund the plan to provide for plan benefits prior to the date assets are distributed. Settlement gain or loss, if any, resulting from the termination will be recognized at that time.
During fiscal 2016, the Retirement Plans Experience Committee of the Society of Actuaries ("RPEC") issued an update to Mortality Improvement Scale MP-2014, which was released in October 2014, named MP-2015. This updated scale was created using two additional years of historical data and the same RPEC 2014 model that was used to produce MP-2014. The Company adopted the change to the mortality assumptions by using MP-2015 to re-measure the Company’s US defined benefit pension obligations as of June 30, 2016.
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
During fiscal 2016, the Retirement Plans Experience Committee of the Society of Actuaries ("RPEC") issued an update to Mortality Improvement Scale MP-2014, which was released in October 2014, named MP-2015. This updated scale was created

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

using two additional years of historical data and the same RPEC 2014 model that was used to produce MP-2014. The Company adopted the change to the mortality assumptions by using MP-2015 to re-measure the Company’s US other post-employment benefit plan obligations as of June 30, 2016.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2016	2015	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation-July 1	$77.7	$80.8	$177.2	$197.4	$48.2	$86.0	$303.1	$364.2
Service cost	—	—	6.5	5.5	1.1	1.9	7.6	7.4
Interest cost	3.4	3.3	3.6	4.3	1.9	2.7	8.9	10.3
Plan participants’ contributions	—	—	2.0	2.0	0.3	0.4	2.3	2.4
Plan amendments	—	—	—	0.3	—	(36.9)	—	(36.6)
Benefits paid	(3.5)	(4.0)	(8.6)	(6.4)	(3.2)	(3.1)	(15.3)	(13.5)
Premiums paid	—	—	(0.8)	(0.6)	—	—	(0.8)	(0.6)
Pension curtailment	—	—	—	(1.5)	(1.8)	(0.1)	(1.8)	(1.6)
Pension settlements	—	—	(1.7)	(6.1)	—	—	(1.7)	(6.1)
Acquisition and transfer	—	—	5.2	6.2	—	—	5.2	6.2
Actuarial loss (gain)	4.5	(2.4)	22.9	7.4	1.3	(2.5)	28.7	2.5
Effect of exchange rates	—	—	(2.7)	(31.7)	(0.2)	(0.3)	(2.9)	(32.0)
Other	—	—	—	0.4	0.1	0.1	0.1	0.5
Benefit obligation-June 30	$82.1	$77.7	$203.6	$177.2	$47.7	$48.2	$333.4	$303.1

Change in plan assets
Fair value of plan assets-July 1	$52.2	$45.9	$36.6	$37.5	$—	$—	$88.8	$83.4
Actual return on plan assets	3.8	2.5	1.8	2.3	—	—	5.6	4.8
Employer contributions	0.7	7.8	9.2	8.6	2.9	2.7	12.8	19.1
Plan participants’ contributions	—	—	2.0	2.0	0.3	0.4	2.3	2.4
Benefits paid	(3.5)	(4.0)	(8.6)	(6.4)	(3.2)	(3.1)	(15.3)	(13.5)
Premiums paid	—	—	(0.8)	(0.6)	—	—	(0.8)	(0.6)
Plan settlements	—	—	(1.7)	(6.1)	—	—	(1.7)	(6.1)
Acquisition and transfer	—	—	5.2	2.8	—	—	5.2	2.8
Effect of exchange rates	—	—	(1.3)	(3.5)	—	—	(1.3)	(3.5)
Fair value of plan assets-June 30	53.2	52.2	42.4	36.6	—	—	95.6	88.8
Funded status-June 30	$(28.9)	$(25.5)	$(161.2)	$(140.6)	$(47.7)	$(48.2)	$(237.8)	$(214.3)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2016 and 2015, are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2016	2015	2016	2015	2016	2015	2016	2015
Noncurrent assets	$—	$—	$—	$—	$—	$—	$—	$—
Current liabilities	(1.3)	(0.7)	(4.1)	(4.6)	(1.8)	(2.5)	(7.2)	(7.8)
Noncurrent liabilities	(27.6)	(24.8)	(157.1)	(136.0)	(45.9)	(45.7)	(230.6)	(206.5)
Funded Status	(28.9)	(25.5)	(161.2)	(140.6)	(47.7)	(48.2)	(237.8)	(214.3)
AOC(L)/I	(15.5)	(13.6)	(66.7)	(48.2)	28.0	35.2	(54.2)	(26.6)
Net amount recognized	$(44.4)	$(39.1)	$(227.9)	$(188.8)	$(19.7)	$(13.0)	$(292.0)	$(240.9)
The accumulated benefit obligation for the U.S. defined benefit pension plans was $82.1 and $76.7 as of June 30, 2016 and 2015, respectively. The accumulated benefit obligation for international defined benefit pension plans was $194.4 and $169.4 as of June 30, 2016 and 2015, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets

	U.S.		International		U.S.		International
	2016	2015	2016	2015	2016	2015	2016	2015
Projected benefit obligation	$82.1	$77.8	$203.4	$175.8	$82.1	$77.8	$203.4	$177.1
Accumulated benefit obligation	82.1	76.7	194.4	168.3	82.1	76.7	194.4	169.4
Fair value of plan assets	53.5	52.2	42.2	35.4	53.5	52.2	42.4	36.6
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$6.5	$5.5	$5.7	$1.1	$1.9	$2.3	$7.6	$7.4	$8.0
Interest cost	3.4	3.3	3.4	3.6	4.3	5.5	1.9	2.7	3.4	8.9	10.3	12.3
Expected return on plan assets	(2.6)	(3.0)	(2.5)	(1.1)	(1.2)	(1.2)	—	—	—	(3.7)	(4.2)	(3.7)
Amortization of prior service (credit) cost	—	—	—	0.2	0.3	0.2	(5.9)	(3.1)	(0.2)	(5.7)	(2.8)	—
Amortization of net loss (gain)	1.2	2.0	1.0	2.6	3.1	2.1	—	(0.1)	(1.1)	3.8	5.0	2.0
Settlements loss (gain) recognized	—	—	—	0.1	1.2	(0.1)	—	(0.1)	—	0.1	1.1	(0.1)
Curtailment (gain) loss recognized	—	—	—	—	(0.6)	(0.6)	(1.8)	—	—	(1.8)	(0.6)	(0.6)
Net periodic benefit cost	$2.0	$2.3	$1.9	$11.9	$12.6	$11.6	$(4.7)	$1.3	$4.4	$9.2	$16.2	$17.9
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2016	2015	2016	2015	2016	2015	2016	2015
Net actuarial (loss) gain	$(15.5)	$(13.6)	$(64.3)	$(45.4)	$(0.1)	$1.1	$(79.9)	$(57.9)
Prior service (cost) credit	—	—	(2.4)	(2.8)	28.1	34.1	25.7	31.3
Total recognized in AOC(L)/I	$(15.5)	$(13.6)	$(66.7)	$(48.2)	$28.0	$35.2	$(54.2)	$(26.6)
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2016	2015	2016	2015	2016	2015	2016	2015
Net actuarial (loss) gain	$(3.1)	$1.8	$(22.2)	$(5.6)	$(1.3)	$2.3	$(26.6)	$(1.5)
Amortization of prior service cost (credit)	—	—	0.2	0.3	(5.9)	(3.1)	(5.7)	(2.8)
Recognized net actuarial loss (gain)	1.2	2.0	2.8	4.3	—	(0.1)	4.0	6.2
Prior service cost	—	—	—	(0.3)	—	36.9	—	36.6
Effect of exchange rates	—	—	0.7	9.2	—	—	0.7	9.2
Total recognized in OCI/(L)	$(1.9)	$3.8	$(18.5)	$7.9	$(7.2)	$36.0	$(27.6)	$47.7
Amounts in AOCI/(L) expected to be amortized as components of net periodic benefit cost during fiscal 2017 are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
	U.S.	International
Prior service (cost) credit	$—	$(0.2)	$5.9	$5.7
Net loss	(2.0)	(4.3)	—	(6.3)
Total	$(2.0)	$(4.5)	$5.9	$(0.6)
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2016	2015	2016	2015	2016	2015
Discount rates	3.3%-3.8%	4.1%-4.5%	0.2%-1.9%	1.0%-2.7%	3.8%-4.0%	4.1%-4.6
Future compensation growth rates	N/A	N/A	1.5%-2.5%	1.5%-2.5%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2016, 2015 and 2014 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rates	4.1%-4.5%	3.1%-4.5%	3.6%-5.0%	1.0%-2.7%	1.8%-3.2%	2.3%-3.8%	4.1%-4.6%	4.2%-4.8%	5.4%
Future compensation growth rates	N/A	N/A	N/A	1.5%-2.5%	2.0%-2.5%	2.0%-2.5%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	5.1%	6.5%	6.5%	2.3%-4.3%	2.8%-4.3%	3.3%-4.3%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2016	2015	2014
Health care cost trend rate assumed for next year	7.2%-7.4%	6.3%-6.7%	6.3%-6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2024-2025	2022-2023	2021-2023
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$0.4	$(0.4)
Effect on post-employment benefit obligation	6.4	(5.7)
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
The asset allocation decision includes consideration of future retirements, lump-sum elections, growth in the number of participants, the Company’s contributions and cash flow. These actual characteristics of the plan place certain demands upon the level, risk and required growth of trust assets. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate.
The target asset allocations for the Company’s U.S. pension plans as of June 30, 2016 and 2015, by asset category are presented below:

		% of Plan Assets at Year Ended

	Target	2016	2015
Equity securities	45%	—%	39%
Fixed income securities	55%	92%	46%
Cash and other investments	—%	8%	15%
During fiscal 2016, in an effort to de-risk the Del Laboratories, Inc. investment platform in preparation for the plan’s settlement in fiscal 2017, the Company made the decision, in consultation with its investment and plan advisors, to allocate

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

amounts previously invested in equity securities into fixed income securities. As the investment time frame for the terminated plan in preparation for settlement is shorter in nature, the Company endeavored to insulate the plan and the funded status from volatility while at the same time initiating the process of settlement. The Company views the investment in the fixed income securities as being a more appropriate short term investment as compared to the previously held equity securities. As a result of the Company’s de-risking strategy, the actual asset allocation percentages for the U.S. pension plans do not conform with the Company’s historical target allocation percentages for ongoing pension plans in accordance with the Company’s investment policies and strategies.
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
Corporate securities and commingled bond fund -The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 2 of the valuation hierarchy.
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
Fair Value of Plan Assets
The U.S. and international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2, as of June 30, 2016 and 2015 are presented below:

	Level 1		Level 2		Level 3		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Equity securities:
Domestic equity securities	$—	$15.8	$—	$—	$—	$—	$—	$15.8
International equity securities	—	4.4	—	—	—	—	—	4.4
Fixed income securities:
U.S. Government and government agencies	5.8	4.9	13.1	12.3	—	—	18.9	17.2
Corporate securities	—	—	6.8	6.8	—	—	6.8	6.8
Commingled bond fund	—	—	23.3	—	—	—	23.3	—
Other:
Cash and cash equivalents	4.5	8.0	—	—	—	—	4.5	8.0
Insurance contracts	—	—	—	—	42.4	36.6	42.4	36.6
Total pension plan assets at fair value-June 30	$10.3	$33.1	$43.2	$19.1	$42.4	$36.6	$95.9	$88.8
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
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2016 and 2015 are presented below:

	June 30, 2016	June 30, 2015
Insurance contract:
Fair value-July 1	$36.6	$37.5
Return on plan assets	1.8	2.3
Purchases, sales and settlements, net	5.3	0.3
Effect of exchange rates	(1.3)	(3.5)
Fair value-June 30	$42.4	$36.6
Contributions
The Company expects to pay between $8.0 and $14.0 in fiscal 2017 upon the settlement of the Del Laboratories, Inc. pension plan, depending on individual participant’s elections to either receive a lump sum settlement or annuity. The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $9.8 and $1.7 to its international pension and other post-employment benefit plans, respectively, during fiscal 2017.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30	U.S	International
2017	$4.3	$7.7	$1.7	$13.7
2018	4.4	8.0	1.9	14.3
2019	4.5	8.3	2.0	14.8
2020	4.5	8.6	2.3	15.4
2021	4.6	7.9	2.5	15.0
2022 - 2026	23.8	42.3	14.3	80.4

18. FAIR VALUE MEASUREMENTS
The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of June 30, 2016 and 2015 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Level 1		Level 2		Level 3
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange forward contracts	$—	$—	$9.2	$12.4	$—	$—
Total Assets	—	—	9.2	12.4	—	—
Liabilities:
Foreign exchange forward contracts	$—	$—	$7.3	$6.3	$—	$—
Interest rate swap contracts	—	—	30.0	—	—	—
Contingent consideration - business combinations	—	—	—	—	0.7	0.9
Total Liabilities	$—	$—	$37.3	$6.3	$0.7	$0.9
Total recurring fair value measurements	$—	$—	$(28.1)	$6.1	$(0.7)	$(0.9)
The fair values of the Company’s financial instruments estimated as of June 30, 2016 and 2015 are presented below:

	June 30, 2016		June 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Credit Agreements	$4,149.6	$4,106.9	$—	$—
Prior Coty Inc. Credit Facility	—	—	2,611.5	2,614.2
Dividends payable	1.8	1.5	1.4	1.1
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
Interest rate swap contracts—The fair values of the Company’s interest rate swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as swap yield curves and LIBOR forward rates, were obtained from independent pricing services. Based on the assumptions used to estimate the interest rate swap contracts, these assets and/or liabilities are categorized as Level 2 in the fair value hierarchy.
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
Coty Credit Agreement—The Company uses the market approach to value the Coty Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Prior Coty Inc. Credit Facilities —The Company uses the income approach to value the Prior Coty Inc. Credit Facilities. The Company uses a present value calculation to discount interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The Company discounts these debt instruments based on what the current market rates would offer the Company as of the reporting date. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

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

19. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied which the Company anticipates realizing in the Consolidated Statements of Operations through fiscal 2018.
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
As of June 30, 2016, the Company had foreign currency forward contracts designated as effective hedges in the notional amount of $121.7, which mature at various dates through June 2017. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British Pound $(61.7), Australian Dollar $(19.3), Canadian Dollar $(19.1), and the Russian Ruble $(19.2).
As of June 30, 2015, the Company had foreign currency forward contracts designated as effective hedges in the notional amount of $277.0. The foreign currencies of the counterparties in the hedged foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British Pound $(97.7), Euro $(112.1), Australian Dollar $(18.7), Canadian Dollar $(37.0) and Russian Ruble $(10.3).
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
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative impact of increases in the variable rates over the term of the contracts. During fiscal 2016, the Company entered into interest rate swap contracts that have been designated as cash-flow hedges. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
As of June 30, 2016, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0, which will impact interest payments through February 2021. There were no interest rate swap contracts as of June 30, 2015.
Hedge Accounting
Derivative financial instruments are recorded as either assets or liabilities on the Consolidated Balance Sheets and are measured at fair value.
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of June 30, 2016, foreign exchange forward contracts and interest rate swap contracts in net liability positions that contained credit-risk-related features were $7.3 and $30.0, respectively. As of June 30, 2015, foreign exchange forward contracts in net liability positions that contained credit-risk-related features were $6.3. There were no interest rate swap contracts as of June 30, 2015.
For derivatives designated as cash flow hedges, changes in the fair value are recorded in AOCI/(L). Gains and losses deferred in AOCI/(L) are then recognized in Net income (loss) in a manner that matches the timing of the actual income or expense related to the hedging instruments with the hedged transaction. The gains and losses related to designated hedging instruments are also recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. Cash flows from derivative instruments designated as cash flow hedges are recorded in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. For fiscal 2016, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective. During the year ended June 30, 2015, the Company made a decision to implement a new business model for certain subsidiaries in Europe. As a result, the existing hedges were no longer deemed effective foreign currency cash-flow hedges. Those hedges were de-designated and the Company reclassified a net loss of $3.9 from AOCI/(L) to the Consolidated Statements of Operations.
The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s foreign exchange forward contracts is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $9.2 and $12.4 as of June 30, 2016 and 2015, respectively. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s interest rate swap contracts is limited to the fair value of contracts in net asset positions. There were no interest rate swap contracts in net asset positions as of June 30, 2016 and 2015. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
Net Investment Hedge
In October 2015, the Company designated the €665.0 million tranche of its Term Loan B Facility as a net investment hedge of its investments in certain of the Company’s international subsidiaries that use the Euro as their functional currency in order to reduce the volatility caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the Euro-denominated loan payable. The critical terms (underlying notional and currency) of the loan payable match the portion of the net investment designated as being hedged. The net investment hedge was equal to the designated portion of the international subsidiary’s investment balance as of June 30, 2016. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Consolidated Balance Sheets. As of June 30, 2016, the fair value and carrying value of the foreign currency borrowings designated as a net investment hedge was $734.6 and $736.4, respectively.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at June 30, 2016 and 2015:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.8	$6.8	Accrued expenses and other current liabilities	$3.1	$4.8
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Accrued expenses and other current liabilities	13.6	—
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	16.4	—
Total derivatives designated as hedges		$2.8	$6.8		$33.1	$4.8
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$6.4	$5.6	Accrued expenses and other current liabilities	$4.2	$1.5
Total derivatives not designated as hedges		$6.4	$5.6		$4.2	$1.5
Total derivatives		$9.2	$12.4		$37.3	$6.3
The table below presents the gross amount of foreign exchange contract hedges and interest rate swap contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheet, respectively, as of June 30, 2016:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange forward contracts:
Prepaid expenses and other current assets	$10.1	(0.9)	9.2	—	—	$9.2
Accrued expenses and other current liabilities	$(8.9)	1.6	(7.3)	—	—	$(7.3)
Interest rate swap contracts:
Accrued expenses and other current liabilities	$(13.6)	—	(13.6)	—	—	$(13.6)
Other noncurrent liabilities	$(16.4)	—	(16.4)	—	—	$(16.4)
The table below presents the gross amount of foreign exchange contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Consolidated Balance Sheet, respectively, as of June 30, 2015:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
Foreign exchange forward contracts:	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Prepaid expenses and other current assets	$16.1	(3.7)	12.4	—	—	$12.4
Accrued expenses and other current liabilities	$(6.5)	0.2	(6.3)	—	—	$(6.3)
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $2.5 and nil as of June 30, 2016 and 2015, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the fiscal years ended June 30, 2016, 2015 and 2014 is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2016	2015	2014
Foreign exchange forward contracts	$6.0	$21.6	$(10.5)
Interest rate swap contracts	(36.6)	—	—
Net investment hedge	(2.5)	—	—
As of June 30, 2016, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective in all material respects. The accumulated loss on these derivative instruments in AOCI/(L), net of tax, was $28.9 and $0.1 as of June 30, 2016 and 2015, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $13.4.
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the fiscal years ended June 30, 2016, 2015 and 2014 is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Fiscal Year Ended June 30,
	2016	2015	2014
Foreign exchange forward contract:
Net revenues	$5.5	$8.1	$—
Cost of sales	0.7	0.3	—
Interest rate swap contracts:
Interest expense	(7.7)	—	—
Derivatives not designated as hedging:
As of June 30, 2016 and June 30, 2015, the Company had foreign currency forward contracts not designated as hedges with a notional value of $1,002.8 and $1,297.6, respectively, which mature at various dates through September 2017.
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the fiscal years ended June 30, 2016, 2015 and 2014 is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenues	$—	$(0.1)	$—
Cost of sales	—	(0.3)	0.1
Selling, general and administrative	1.8	(0.2)	(0.1)
Interest expense, net (a)	(11.3)	(37.2)	0.4
Other (expense) income, net (b)	(29.3)	—	—

(a)
The impact on interest expense, net for fiscal 2015 related to derivative contracts entered into to offset fluctuations in the underlying non-functional currency cash balances and intercompany loans at June 30, 2015 is due to increased foreign exchange exposure and higher volatility in currencies during the year, which is more than offset by the revaluation of underlying non-functional currency cash balances.

(b)	During fiscal 2016, the Company recognized $29.6 of realized losses on foreign currency forward contracts related to the Brazil Acquisition as described in Note 4.
20. MANDATORILY REDEEMABLE FINANCIAL INTEREST
On January 1, 2014, the Company, through a majority-owned subsidiary Coty Middle East and two third parties, entered into a shareholders agreement (the “U.A.E. Shareholders Agreement”) to create a new subsidiary (“U.A.E. JV”) in the United Arab Emirates (“U.A.E”). In connection with the capitalization of the U.A.E. JV, the Company contributed 18.0 million AED

($4.9) in cash and the third parties contributed 6.0 million AED ($1.6). The U.A.E. JV focuses on the sale, promotion and distribution of fragrances, skin and body care and color cosmetics products in the local markets of the U.A.E. The Company guaranteed up to 18.0 million AED ($4.9) in bank financing to support initial operation requirements if required and as a result of this additional financing requirement, the U.A.E. JV was determined to be a VIE. The Company was considered the primary beneficiary with 49% ownership since the Company has: (a) the power to direct, supervise, and manage the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Accordingly, the Company consolidates the assets and liabilities and results of operations of the U.A.E. JV in the Company’s Consolidated Financial Statements.
The Company is required under the U.A.E. Shareholders Agreement to purchase all of the shares held by one of the third parties equal to 25% of the outstanding shares of the U.A.E. JV at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of June 30, 2016 and 2015, the liability amounted to $5.6 and $6.1, of which $5.2 and $5.1, respectively, was recorded in Other noncurrent liabilities and $0.4 and $1.0, respectively, was recorded in Accrued expenses and other current liabilities.
The assets of the U.A.E. JV are restricted in that they are not available for general business use outside the context of the U.A.E. JV and creditors (or beneficial interest holders) do not have recourse to the Company or to its other assets. The U.A.E. JV has total assets and total liabilities of $18.2 and $10.3 as of June 30, 2016, and $20.1 and $10.4 as of June 30, 2015, respectively.
21. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Noncontrolling Interests
Effective December 28, 2014, the Company entered into an agreement through a majority-owned subsidiary and a third party to create a subsidiary in Saudi Arabia. The Company contributed 20.25 million SAR ($5.4) for a 75% ownership interest. The subsidiary engages in the sale, promotion and distribution of fragrances, color cosmetics, and skin & body care products.
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
In December 2014, the Company gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The Company has estimated a purchase price of approximately $50.0 for the 35% interest assuming a buyout. The Company is currently negotiating with the noncontrolling interest holder on alternatives to reorganize the ownership structure and distribution agreements to optimize the operations for the Merger.
Redeemable Noncontrolling Interests
As of June 30, 2016, the redeemable noncontrolling interests (“RNCI”) consist of a 33.0% interest in a consolidated subsidiary in the United Arab Emirates.
The Company has the right to purchase the redeemable noncontrolling interests in certain subsidiaries from the RNCI holders (each such right, a “Call right”) at certain points in time.
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
On September 20, 2013, the Company gave notice to purchase 7% of a certain Middle East (M.E.) subsidiary. The Company and the RNCI holder amended the M.E. subsidiary’s Shareholders’ Agreement resulting in the Company recording an additional 7% interest in the M.E. subsidiary as of July 1, 2014 and consummated the purchase during the three months ended

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

September 30, 2014 for a purchase price of $15.8. The $15.8 is recorded as a reduction to Redeemable noncontrolling interest in the Company’s Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of June 30, 2015. The purchase price of $15.8 was paid in full as of June 30, 2015. The Company also has the ability to exercise the Call right for the remaining noncontrolling interest of 33% on July 1, 2028, with such transaction to close on July 1, 2029.
On February 12, 2016, the Company gave notice of intent to exercise its option to purchase the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $10.1 for the remaining 45% interest as of June 30, 2016. The transaction is effective as of June 30, 2016 with the payment expected to be made by August 31, 2016. The $10.1 is recorded as a reduction to Redeemable noncontrolling interest in the Company’s Consolidated Statements of Equity and Redeemable Noncontrolling Interests and as Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.

Middle East
Percentage of redeemable noncontrolling interest	33%
Earliest exercise date(s)	33.0% in July 2028
Formula of redemption value	3-year average
of EBIT(a) * 6

(a)EBIT is defined in the stockholder agreement as earnings before interest and income taxes.
22. EQUITY
Common Stock
As of June 30, 2016, the Company’s common stock consisted of Class A Common Stock and Class B Common Stock, each with a par value of $0.01. Class A Common Stock and Class B Common Stock are identical in all respects except for voting rights, certain conversion rights, and transfer restrictions in respect to the shares of Class B Common Stock. The holders of Class A Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share. Holders of Class A Common Stock and Class B Common Stock are entitled to pro rata distribution of dividends if and when declared by the Board of Directors. As of June 30, 2016, total authorized shares of Class A Common Stock and Class B Common Stock are 800.0 million and 262.0 million, respectively, and total outstanding shares of Class A Common Stock and Class B Common Stock are 75.1 million and 262.0 million, respectively.
In the year ended June 30, 2016, 2015, and 2014, the Company issued 4.7 million, 5.8 million, and 4.6 million shares of its Class A Common Stock, respectively, and received $40.9, $48.5, and $21.9, in cash, respectively, in connection with exercise of employee stock options, settlement of RSUs and special incentive awards, and purchase of shares by employees under the Platinum Program (“Platinum”), which is an employee stock ownership program under the Omnibus Equity and Long-Term Incentive Plan (“Omnibus LTIP”).
During the year ended June 30, 2015, the Company issued 1.4 million shares of its Class A Common Stock and recorded APIC of $12.5 in relation to the exercise of stock options by Mr. Michele Scannavini (“Mr. Scannavini”), its former Chief Executive Officer.
As noted in Note 23, in fiscal 2015 the Company recognized compensation expense of $13.9 and a related liability for 1.4 million shares which its parent JABC agreed to repurchase from an individual originally intended to become an executive of the Company.  From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1, which was recorded as a reduction of stock compensation expense. On July 8, 2015, JABC repurchased the shares. The settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.
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
On July 12, 2013, the underwriters of the Company’s initial public offering (“IPO”) exercised their option under the underwriting agreement to purchase from the selling stockholders 8.0 million additional shares of Class A Common Stock at the initial offering price (the “Overallotment Option”). The Company did not receive any proceeds from the sale of shares by the selling stockholders.
In connection with the Overallotment Option, the distributions of Class B Common Stock and repurchase of Class B Common Stock disclosed above, the Company reclassified 46.9 million shares from Class B Common Stock to Class A Common Stock on the Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests as of June 30, 2014.
Preferred Stock
As of June 30, 2016, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of June 30, 2016, total authorized shares of Series A Preferred Stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.7 million.
In April 2015, the Company sold 7.4 million shares of Series A Preferred Stock for $0.01 par value to four executives, of which 5.5 million were subsequently forfeited and repurchased by the Company at the $0.01 par value. The outstanding 1.9 million Series A Preferred Stock generally vest on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of June 30, 2016, the Company classified $1.6 of Series A Preferred Stock as equity, and $0.4 as a liability recorded in Other noncurrent liabilities in the Consolidated Balance Sheet. As of June 30, 2015, all of these Series A Preferred Stock were classified as a liability in Other noncurrent liabilities.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Accumulated Other Comprehensive (Loss)

			Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	Pension and Other Post-Employment Benefit Plans	Loss on Net Investment Hedge	Foreign Currency Translation Adjustments	Total
Beginning Balance at July 1, 2014	$(8.9)	$(54.7)	$—	$(21.5)	$(85.1)
Other comprehensive income before reclassifications	12.8	27.7	—	(227.8)	(187.3)
Net amounts reclassified from AOCI/(L) (a)	(4.0)	2.4	—	—	(1.6)
Net current-period other comprehensive income	8.8	30.1	—	(227.8)	(188.9)
Ending balance at June 30, 2015	$(0.1)	$(24.6)	$—	$(249.3)	$(274.0)
Other comprehensive income before reclassifications	(31.2)	(19.1)	(2.5)	85.3	32.5
Net amounts reclassified from AOCI/(L) (a)	2.4	(0.6)	—	—	1.8
Net current-period other comprehensive income	(28.8)	(19.7)	(2.5)	85.3	34.3
Ending balance at June 30, 2016	$(28.9)	$(44.3)	$(2.5)	$(164.0)	$(239.7)

(a) Amortization of actuarial gains (losses) of $1.7 and $(3.4), net of taxes of $1.1 and $(1.0), were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal year ending June 30, 2016 and 2015, respectively (see Note 17).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A common stock under approved repurchase programs. Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A common stock, and general market conditions. As of June 30, 2016, the Company has $433.1 remaining under the current repurchase program that was approved on February 3, 2016. The following table summarizes the share repurchase activities during the years ended June 30, 2016, 2015, and 2014:

Period	Number of shares repurchased (in millions)	Cost of shares repurchased (in millions)	Lowest fair value of shares repurchased per share	Highest fair value of shares repurchased per share
Fiscal Year Ended June 30, 2016	27.4	$767.0	$25.10	$30.35
Fiscal Year Ended June 30, 2015	13.4	263.1	18.64	21.99
Fiscal Year Ended June 30, 2014	6.6	100.0	14.64	15.69
Treasury Stock - Other Repurchases
In addition to the above mentioned repurchase activities, on December 3, 2015, the Company entered into a stock purchase agreement with a shareholder holding more than 5% of the Company’s Class A Common Stock to repurchase 1.0 million shares of its Class A Common Stock. On December 17, 2015, the Company remitted payment for the repurchased shares at a price of $27.91 per share. The fair value of shares repurchased was approximately $27.9, which was recorded as an increase to Treasury stock in the Consolidated Balance Sheets and Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
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
Dividends
On September 11, 2015, the Company declared a cash dividend of $0.25 per share, or $90.1 on its Class A Common Stock and Class B Common Stock, RSUs and phantom units. Of the $90.1, $89.0 was paid on October 15, 2015 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2015, which was recorded as a decrease to APIC in the Consolidated Balance Sheet as of June 30, 2016. The remaining $1.1 is payable upon settlement of the RSUs and phantom units outstanding as of October 1, 2015, and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
Additionally, the Company reduced the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2016. Total accrued dividends on unvested RSUs and phantom units of $1.8 are included in Other noncurrent liabilities in the Consolidated Balance Sheet as of June 30, 2016.
The Transaction Agreement restricts the Company’s ability to declare, make or pay any dividends, other than in ordinary course and for an amount not to exceed $0.25 per share prior to the closing of the Transactions, without P&G consent. In July 2016, P&G provided consent to the Company’s dividend declared on August 1, 2016.
On September 16, 2014, the Company announced a cash dividend of $0.20 per share, or $71.9 on its Class A Common Stock and Class B Common Stock. Of the $71.9, $71.0 was paid on October 15, 2014 to holders of record of Class A Common Stock and Class B Common Stock on October 1, 2014, which was recorded as a decrease to APIC in the Consolidated Balance Sheet as of June 30, 2015. The remaining $0.9 is payable upon settlement of the RSUs outstanding as of October 1, 2014, and is recorded as Other noncurrent liabilities in the Consolidated Balance Sheet.
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
23. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs and other share-based awards, may be granted or shares of Class A Common

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Stock may be purchased. As of June 30, 2016, approximately 13.1 million shares of the Company's Class A Common Stock were available to be granted pursuant to these Plans.
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
Total share-based compensation expense for fiscal 2016, 2015 and 2014 of $35.4, $35.9 and $46.8, respectively, is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The related tax benefits for share-based compensation are $6.7, $10.9, and $27.1 for fiscal 2016, 2015 and 2014, respectively. As of June 30, 2016, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, restricted and other share awards is $3.4, $7.7 and $35.2, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 2.40, 3.79, and 2.68 years, respectively.
Nonqualified Stock Options
In April 2015, the Company granted 1.7 million nonqualified stock option awards to a select group of key executives. These options are accounted for using equity plan accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model. There were no stock options accounted for under equity plans granted during 2016 and 2014.
During fiscal 2015, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on April 15, 2015 estimated using the Black-Scholes valuation model with the following assumptions:

2015
Expected life	7.50 years
Risk-free interest rate	1.79%
Expected volatility	31.73%
Expected dividend yield	0.80%
Expected life—The expected life represents the period of time (years) that options granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective option.
Risk-free interest rate—The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options was 1.79% as of April 15, 2015.
Expected volatility—The Company calculates expected volatility based on median volatility for peer companies using expected life daily stock price history equal to the expected life.
Expected dividend yield—The Company used an expected dividend yield of 0.80% as of April 15, 2015, which is based upon the Company’s expectation to pay dividends over the contractual term of the options.
Nonqualified stock options generally become exercisable 5 years from the date of the grant and have a 5-year exercise period from the date the grant becomes fully vested for a total contractual life of 10 years.
The Company’s outstanding nonqualified stock options as of June 30, 2016 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2015	14.0	$11.32
Granted	—	—
Exercised	(4.5)	8.86
Forfeited	(2.2)	16.69
Outstanding at June 30, 2016	7.3	$11.25
Vested and expected to vest at June 30, 2016	6.4	$10.43	$99.2	4.34
Exercisable at June 30, 2016	2.9	$8.82	$48.8	3.06

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The grant prices of the outstanding options as of June 30, 2016 ranged from $6.40 to $24.13. The grant prices for exercisable options ranged from $6.40 to $11.60.
A summary of the aggregated weighted-average grant date fair value of stock options granted, total intrinsic value of stock options exercised and payment to settle nonqualified stock options for fiscal 2016, 2015 and 2014 is presented below:

	2016	2015	2014
Weighted-average grant date fair value of stock options	$—	$8.75	$—
Intrinsic value of options exercised	87.6	77.2	28.3
Payment to settle nonqualified stock options of former CEOs	—	12.0	—
The Company’s non-vested nonqualified stock options as of June 30, 2016 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2015	10.3	$4.70
Granted	—	—
Vested	(3.7)	3.56
Forfeited	(2.2)	6.18
Non-vested at June 30, 2016	4.4	$4.81
The share-based compensation expense recognized on the nonqualified stock options is $14.7, $9.5 and $28.6 during fiscal 2016, 2015 and 2014, respectively.
Series A Preferred Stock
The Series A Preferred Stock are accounted for as a liability as of June 30, 2016 and 2015 and the Company recognized an expense of $2.0 and $0.4 in fiscal 2016 and 2015, respectively. See Note 22, Equity for additional information.
The fair value of the Company’s outstanding Series A Preferred Stock liability on June 30, 2016 and June 30, 2015 were estimated using the Black-Scholes valuation model with the following assumptions:

	2016	2015
Expected life	4.79 years	5.79 years
Risk-free interest rate	1.01%	1.96%
Expected volatility	36.74%	26.14%
Expected dividend yield	0.96%	0.63%
Expected life -The expected life represents the period of time (years) that Series A Preferred Stock granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective Series A Preferred Stock.
Risk-free interest rate-The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying Series A Preferred Stock, which is 1.01% and 1.96% as of June 30, 2016 and 2015, respectively.
Expected volatility-The Company calculates expected volatility based on median volatility for peer companies using 4.79 years and 5.79 years of daily stock price history as of June 30, 2016 and 2015, respectively.
Expected dividend yield-The Company used an expected dividend yield of 0.96% and 0.63% as of June 30, 2016 and 2015, respectively, which is based upon the Company’s expectation to pay dividends over the contractual term of the shares of Series A Preferred Stock.
Shares of Series A Preferred Stock generally become exercisable 5 years from the date of the grant and have a 2-year exercise period from the date the grant becomes fully vested for a total contractual life of 7 years.
The Company’s non-vested shares of Series A Preferred Stock as of June 30, 2016 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2015	1.9	$5.24
Granted	—	—
Vested	—	—
Forfeited	(0.2)	5.24
Non-vested at June 30, 2016	1.7	$5.24
Restricted Share Units
During fiscal 2016, 1.2 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During fiscal 2015, 1.7 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors.
The Company’s outstanding RSUs as of June 30, 2016 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2015	4.3
Granted	1.3
Settled	(0.2)
Cancelled	(1.2)
Outstanding at June 30, 2016	4.2
Vested and expected to vest at June 30, 2016	3.4	$87.3	2.69
The share-based compensation expense recorded in connection with the RSUs was $18.2, $9.7 and $10.8 during fiscal 2016, 2015 and 2014, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2016 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2015	3.9	$16.23
Granted	1.3	33.82
Vested	(0.1)	13.52
Cancelled	(1.2)	17.57
Outstanding and nonvested at June 30, 2016	3.9	$19.75
The total intrinsic value of RSUs vested and settled during fiscal 2016, 2015, and 2014 is $4.0, $6.2 and $2.8, respectively.
Executive Ownership Programs
The Company encourages stock ownership through various programs. These programs govern shares purchased by employees (“Purchased Shares”). Employees purchased 0.1 million and 0.1 million shares in fiscal 2016 and 2015, respectively, and received matching RSUs in accordance with the terms of Platinum under the Omnibus LTIP.
There was $0.0 share-based compensation expense recorded in connection with Purchased Shares during fiscal 2016. Share-based compensation (income) expense recorded for fiscal 2015 and fiscal 2014 was $(0.5) and nil, respectively.
Special Incentive Award
In February 2012 and September 2010, the Company granted a special incentive award to a select group of key executives that, upon vesting, provides 3.9 million shares of Common Stock, of which 1.5 million shares of Common Stock were forfeited by one holder during fiscal 2013.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

On June 13, 2013, the date Class A Common Stock began trading on the New York Stock Exchange, the special incentive awards were re-measured at the IPO price and 50% of the outstanding awards vested immediately. The remaining awards vested on June 13, 2014, the one-year anniversary date of the IPO. The 1.2 million shares that vested during fiscal 2014 had a weighted average grant date fair value of $6.82. There were no special incentive awards outstanding as of June 30, 2016, 2015 or 2014.
Share-based compensation expense recorded in connection with special incentive awards is $0.0, $0.0 and $7.4 for fiscal 2016, 2015 and 2014, respectively. The total intrinsic value of special incentive awards vested and settled during fiscal 2016, 2015, and 2014 is $0.0, $0.0, and $20.4, respectively. As of June 30, 2016 and 2015, there were no special incentive awards outstanding as all special incentive awards vested as of June 13, 2014. There was no vesting or forfeiture activity during fiscal 2016 and 2015.
Special Share Purchase Transaction
As noted in Note 22, JABC sold 1.7 million shares of its Class B shares to certain Coty executives and individuals intended to become Coty executives. One of these individuals purchased 1.4 million shares on March 13, 2015 at a purchase price representing a discount of $1.9 below the market price on the purchase date, which was determined to be share-based compensation expense to the Company. Subsequently, the individual that had purchased 1.4 million shares on March 13, 2015 indicated a desire to sell the Class A Common Stock back to JABC. JABC entered into an agreement and repurchased these shares on July 8, 2015 at the market price on that date. At June 30, 2015, the Company determined that the individual was not expected to hold the shares for a period of at least six months and therefore, the shares should be deemed compensatory and accounted for under liability plan accounting. The Company recorded a total of $15.8 share-based compensation expense to Selling, general and administrative expense which includes: (a) $1.9 for the discount recorded to APIC and (b) $13.9 for the difference between the market price of the shares as of June 30, 2015 and the original sale date of March 13, 2015 recorded to Accrued expenses and other current liabilities.
From June 30, 2015 until the date the liability was settled by JABC, the value of the obligation declined $0.1, which was recorded as a reduction of stock compensation expense.  On July 8, 2015, JABC repurchased the shares. The settlement of the liability of $13.8 is considered a non-cash capital contribution to the Company and therefore was recorded in Additional paid-in capital.
Phantom Units
On July 21, 2015, the Board granted Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board and interim Chief Executive Officer (“CEO”), an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Equity and Long-Term Incentive Plan. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized $8.0 of share-based compensation expense during the fiscal year ended June 30, 2016 as there are no service or performance conditions with respect to the phantom units.
On December 1, 2014, the Board granted Mr. Becht an award of 49,432 phantom units, in consideration of Mr. Becht’s increased responsibilities as interim CEO of the Company. At the time of grant, the phantom units had a value of $1.0 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock. As a result the phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized $1.0 of share-based compensation expense during fiscal 2015 as there are no service or performance conditions with respect to the phantom units.

24. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net income (loss) attributable to Coty Inc. per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to Coty Inc. per common share assuming dilution (“diluted EPS”) is computed by using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of nonqualified stock options and RSUs as of June 30, 2016 and 2015. The dilutive effect of these outstanding instruments is reflected in diluted EPS by application of the treasury stock method. Due to the net loss incurred in

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

fiscal 2014, no stock options, restricted shares, restricted stock units or special incentive awards were included in the computation of diluted loss per share.
Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2016, 2015 and 2014. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2016	2015	2014

Net income (loss) attributable to Coty Inc.	$156.9	$232.5	$(97.4)
Weighted-average common shares outstanding—Basic	345.5	353.3	381.7
Effect of dilutive stock options and Series A Preferred Stock (a)	5.7	7.6	—
Effect of restricted stock and RSUs (b)	3.0	2.0	—
Weighted-average common shares outstanding—Diluted	354.2	362.9	381.7
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.45	$0.66	$(0.26)
Diluted	0.44	0.64	(0.26)

(a)
As of June 30, 2016 and 2015, outstanding stock options and Series A Preferred Stock to purchase 3.0 million and 0.7 million shares of Common Stock, respectively, are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. Due to the net loss incurred in fiscal 2014, stock options are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
As of June 30, 2016 and 2015, there are 0.1 million and 0.4 million anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. Due to the net loss incurred in fiscal 2014, RSUs are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

25. COMMITMENTS AND CONTINGENCIES
Planned Merger with the P&G Beauty Brands
On July 9, 2015, the Company announced the signing of a definitive agreement (the "Transaction Agreement") to merge (the “Merger”) the P&G Beauty Brands, comprising 43 beauty brands, into the Company through a Reverse Morris Trust transaction. The purchase consideration to be issued in connection with the Merger will consist of a combination of equity and assumed debt. Pursuant to the Transaction Agreement, the assumed debt of $2,900.0 from the P&G Beauty Brands is subject to a $1,000.0 adjustment pursuant to a collar based on the trading price of the Company’s stock (within a range of $22.06 to $27.06 per share) prior to the close of the transaction as well as other contractual valuation adjustments. Consequently, the assumed debt is expected to be between approximately$1,900.0 and $3,900.0.
As of August 17, 2016, the Company expects that P&G shareholders will receive 409.7 million shares or 54% of all outstanding shares of the combined company on a fully diluted basis.
As of August 17, 2016, including an adjustment for the two brands that will not transfer to the Company upon completion of the Merger, a working capital adjustment, and other adjustments, the estimated total transaction value is expected to be $13,200.0 based on the closing price of the Company’s common stock on August 17, 2016 of $27.71, which is above the collar.  This comprises $11,400.0 in equity and an estimated amount of assumed debt of $1,800.0. The amount of debt assumed of $1,800.0 reflects the $1,900.0 amount pursuant to the collar (reflecting such closing price of the Company’s common stock on August 17, 2016) and an estimated decrease of $100.0 in connection with certain other adjustments.
The P&G transaction is expected to close in October 2016, subject to regulatory clearances, works council consultations, and other customary conditions. The final purchase price allocation will be based on the closing price of the Company’s common stock on the date of the closing.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company recognized acquisition-related costs associated with the P&G transaction of $163.8 and $30.2 for the fiscal years ended June 30, 2016 and 2015, respectively, which are included in Acquisition-related costs in the Consolidated Statements of Operations.
The Company estimates that the failure to complete the Merger could result in unrecoverable costs of approximately $400.0 to the Company as of June 30, 2016, which include costs already incurred related to integration efforts as well as costs that would be required to exit signed agreements.
Legal Matters
On June 28, 2013, the Company submitted its final voluntary disclosure to the U.S. Commerce Department’s Bureau of Industry and Security’s Office of Export Enforcement (“OEE”) which disclosed the results of its internal due diligence review conducted with the advice of outside counsel regarding certain export transactions from January 2008 through March 2012. In particular, the Company disclosed information relating to overall compliance with U.S. export control laws by its majority-owned subsidiary in the UAE, and the nature and quantity of its re-exports to Syria that the Company believes may constitute violations of the U.S. Export Administration Regulations (“EAR”). The disclosure addressed the above described findings and the remedial actions the Company has taken to date. On January 6, 2014, the Company received a warning letter from the OEE stating that the bureau has closed the investigation of its final voluntary disclosure and determined not to pursue administrative or criminal prosecution even though the transactions violated EAR. The OEE imposed no financial penalties.
The Company’s June 28, 2013 letter to OEE also disclosed that prior to January 2010 some of its subsidiary’s sales to Syria were made to a party that was designated as a target of U.S. economic sanctions by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The Company did not believe these sales constituted a violation of U.S. trade sanctions administered by OFAC, however, the Company also notified OFAC of its final voluntary disclosure to the OEE. On May 12, 2015, OFAC decided to resolve the matter of these sales by issuing a cautionary letter and declining to impose a financial penalty. The cautionary letter does not preclude OFAC from taking further action if the Company violates OFAC administered sanctions in the future.
On June 28, 2013, the Company also voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) the final results of its internal due diligence review. In particular, the Company disclosed information relating to overall compliance with U.S. antiboycott laws by its majority-owned subsidiary in the UAE, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. A number of the invoices involved U.S. origin goods. The Company believes the inclusion of this legend may constitute violations of U.S. antiboycott laws. The disclosure addressed the above described findings and the remedial actions the Company has taken to date. OAC continues to review its voluntary disclosure. The Company cannot predict when OAC will complete its review. In July 2016, the Company entered into a tolling agreement with the OAC extending the statute of limitations on the OAC’s investigation until November 30, 2016.
Penalties for EAR violations can be significant and civil penalties can be imposed on a strict liability basis, without any showing of knowledge or willfulness. OAC has wide discretion to settle claims for violations. The Company believes that it is reasonably possible that OAC may impose a penalty or penalties that would result in a material loss. Irrespective of any penalty, the Company could suffer other adverse effects on its business as a result of any violations or the potential violations, including legal costs and harm to its reputation, and the Company also will incur costs associated with its efforts to improve its compliance procedures. The Company has not established a reserve for potential penalties. The Company does not know whether OAC will assess a penalty or what the amount of any penalty would be, if a penalty or penalties were assessed.
In addition, the Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to its business. While the Company cannot predict any final outcomes, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon its business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
26. SUBSEQUENT EVENTS
On July 21, 2016, the Company announced that Camillo Pane (“Mr. Pane”) was appointed to the position of CEO of the Company effective as of the day following the closing of the Merger which is expected to occur in October 2016. Mr. Pane will succeed Mr. Becht, who has acted as interim CEO since September 29, 2014. Mr. Becht will continue to serve as Chairman of the Board of the Company.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

During July 2016, the Company repurchased 1.4 million shares of its Class A Common Stock under the Company’s approved repurchase program. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased was $36.3.
On August 1, 2016, the Company declared a cash dividend of $0.275 per share of its Class A and Class B Common Stock. The dividend is payable in cash on August 19, 2016 to stockholders of record at the close of business on August 11, 2016. The Company obtained a waiver from P&G as required under the Transaction Agreement as the dividend declared was above the threshold of $0.25 per share.
On August 1, 2016, the Company’s majority owned shareholder, JABC, started acquiring the Company’s Class A Common Stock in open purchases on the New York Stock Exchange. As of August 16, 2016, JABC collectively acquired approximately 0.9 million shares. The Company received no proceeds from these stock purchases conducted by JABC.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2016, 2015, and 2014
($ in millions, except per share data)
Valuation and Qualifying Accounts

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts:
2016	$19.6	$21.9		$(6.3)	(a)	$35.2
2015	16.7	4.5		(1.6)	(a)	19.6
2014	14.5	3.2		(1.0)	(a)	16.7
Allowance for customer returns:
2016	$59.9	$132.8		$(135.4)		$57.3
2015	87.3	153.9		(181.3)		59.9
2014	76.0	173.8		(162.5)		87.3
Deferred tax valuation allowances:
2016	$81.9	$117.9	(b)	$(20.6)		$179.2
2015	98.6	7.9	(b)	(24.6)		81.9
2014	61.5	42.2	(b)	(5.1)		98.6

(a)	Includes amounts written-off, net of recoveries and cash discounts.

(b)	Includes foreign currency translation adjustments unless otherwise noted.

S-1