Form 10-Q
period 2016-09-30
COTY INC.
filed 2016-11-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

At November 4, 2016, 746,322,986 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net revenues	$1,080.2	$1,112.3
Cost of sales	444.8	443.7
Gross profit	635.4	668.6
Selling, general and administrative expenses	478.9	484.3
Amortization expense	21.2	19.2
Restructuring costs	7.4	62.1
Acquisition-related costs	81.5	15.8
Asset impairment charges	—	5.5
Operating income	46.4	81.7
Interest expense, net	40.4	16.0
Other expense (income), net	1.3	(0.3)
Income before income taxes	4.7	66.0
Benefit for income taxes	(5.1)	(67.1)
Net income	9.8	133.1
Net income attributable to noncontrolling interests	8.2	4.4
Net income attributable to redeemable noncontrolling interests	1.6	3.0
Net income attributable to Coty Inc.	$—	$125.7
Net income attributable to Coty Inc. per common share:
Basic	$—	$0.35
Diluted	—	0.34
Weighted-average common shares outstanding:
Basic	336.3	360.0
Diluted	336.3	369.9

Cash dividend declared per common share	$0.275	$0.250

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Net income	$9.8	$133.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(5.9)	(17.2)
Net unrealized derivative gains on cash flow hedges, net of taxes of $0.1 and $(0.8) during the three months ended, respectively	8.5	4.5
Pension and other post-employment benefits adjustment, net of tax of $(0.8) and nil during the three months ended, respectively	5.2	0.2
Total other comprehensive income (loss), net of tax	7.8	(12.5)
Comprehensive income	17.6	120.6
Comprehensive income attributable to noncontrolling interests:
Net income	8.2	4.4
Foreign currency translation adjustment	—	(0.5)
Total comprehensive income attributable to noncontrolling interests	8.2	3.9
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.6	3.0
Foreign currency translation adjustment	—	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	1.6	3.1
Comprehensive income attributable to Coty Inc.	$7.8	$113.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$378.0	$372.4
Trade receivables—less allowances of $37.8 and $35.2, respectively	768.5	682.9
Inventories	616.7	565.8
Prepaid expenses and other current assets	234.5	206.8
Deferred income taxes	110.0	110.5
Total current assets	2,107.7	1,938.4
Property and equipment, net	665.7	638.6
Goodwill	2,192.3	2,212.7
Other intangible assets, net	2,038.0	2,050.1
Deferred income taxes	14.6	15.7
Other noncurrent assets	175.1	180.1
TOTAL ASSETS	$7,193.4	$7,035.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$964.6	$921.4
Accrued expenses and other current liabilities	753.0	748.4
Short-term debt and current portion of long-term debt	156.6	161.8
Income and other taxes payable	4.3	18.7
Deferred income taxes	4.4	4.9
Total current liabilities	1,882.9	1,855.2
Long-term debt, net	4,210.4	3,936.4
Pension and other post-employment benefits	228.0	230.6
Deferred income taxes	298.8	339.2
Other noncurrent liabilities	236.9	233.8
Total liabilities	6,857.0	6,595.2
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	70.3	73.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.7 issued and outstanding, respectively, at September 30, 2016 and June 30, 2016	—	—
Class A Common Stock, $0.01 par value; 1,000.0 and 800.0 shares authorized, 401.4 and 138.7 issued, respectively, and 336.4 and 75.1 outstanding, respectively, at September 30, 2016 and June 30, 2016	4.1	1.4
Class B Common Stock, $0.01 par value; 0.0 and 262.0 shares authorized, 0.0 and 262.0 issued and outstanding, respectively, at September 30, 2016 and June 30, 2016	—	2.6
Additional paid-in capital	1,957.6	2,038.4
Accumulated deficit	(37.0)	(37.0)
Accumulated other comprehensive loss	(231.9)	(239.7)
Treasury stock—at cost, shares: 65.0 and 63.6 at September 30, 2016 and June 30, 2016, respectively	(1,441.8)	(1,405.5)
Total Coty Inc. stockholders’ equity	251.0	360.2
Noncontrolling interests	15.1	6.9
Total equity	266.1	367.1
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$7,193.4	$7,035.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)						—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			0.7	0.1			6.1					6.2		6.2
Share-based compensation expense							2.9					2.9		2.9
Dividends ($0.275 per common share)							(93.3)					(93.3)		(93.3)
Net income								—				—	8.2	8.2	1.6
Other comprehensive income									7.8			7.8		7.8
Distribution to noncontrolling interests, net							—					—		—	(1.1)
Adjustment of redeemable noncontrolling interests to redemption value							3.5					3.5		3.5	(3.5)
BALANCE—September 30, 2016	1.7	$—	401.4	$4.1	—	$—	$1,957.6	$(37.0)	$(231.9)	65.0	$(1,441.8)	$251.0	$15.1	$266.1	$70.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2015
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Purchase of Class A Common Stock										5.5	(155.7)	(155.7)		(155.7)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted share units			1.1	0.1			9.8					9.9		9.9
Share-based compensation expense							9.4					9.4		9.4
Dividends ($0.25 per common share)							(89.9)					(89.9)		(89.9)
Net income								125.7				125.7	4.4	130.1	3.0
Other comprehensive loss									(12.1)			(12.1)	(0.5)	(12.6)	0.1
Distribution to noncontrolling interests, net													—	—	(1.4)
Adjustment of redeemable noncontrolling interests to redemption value							3.6					3.6		3.6	(3.6)
BALANCE—September 30, 2015	1.9	—	135.1	$1.4	262.0	$2.6	$1,991.1	$(68.2)	$(286.1)	40.7	$(766.3)	$874.5	$18.8	$893.3	$84.4

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9.8	$133.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	59.9	57.5
Asset impairment charges	—	5.5
Deferred income taxes	(6.9)	(97.4)
Provision for bad debts	2.5	0.8
Provision for pension and other post-employment benefits	6.5	3.1
Share-based compensation	3.1	9.5
Other	6.2	7.4
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(86.9)	(104.7)
Inventories	(48.7)	(34.1)
Prepaid expenses and other current assets	(6.1)	11.9
Accounts payable	60.2	43.3
Accrued expenses and other current liabilities	4.6	44.5
Tax accruals	(18.7)	(10.2)
Other noncurrent assets	5.5	2.8
Other noncurrent liabilities	(6.0)	43.7
Net cash (used in) provided by operating activities	(15.0)	116.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86.8)	(42.6)
Additions to restricted cash	(25.0)	—
Proceeds from sale of asset	—	0.1
Net cash used in investing activities	(111.8)	(42.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	3.2	9.2
Repayments of short-term debt, original maturity more than three months	(3.2)	(5.9)
Net (repayments) proceeds from short-term debt, original maturity less than three months	(4.8)	10.7
Proceeds from revolving loan facilities	355.0	195.0
Repayments of revolving loan facilities	(70.0)	(50.0)
Repayments of term loans	(27.9)	—
Dividend payment	(92.4)	—
Net proceeds from issuance of Class A Common Stock and related tax benefits	6.1	9.8
Payments for purchases of Class A Common Stock held as Treasury Stock	(36.3)	(155.7)
Net proceeds from foreign currency contracts	1.7	1.9
Distributions to redeemable noncontrolling interests	—	(2.9)
Payment of deferred financing fees	—	(5.5)
Net cash provided by financing activities	131.4	6.6
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1.0	(6.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5.6	74.7
CASH AND CASH EQUIVALENTS—Beginning of period	372.4	341.3
CASH AND CASH EQUIVALENTS—End of period	$378.0	$416.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$35.3	$12.8
Cash paid during the period for income taxes, net of refunds received	15.2	36.8
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$59.4	$25.6
Non-cash capital contribution associated with special share purchase transaction	—	13.8
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) engage in the manufacturing, marketing and distribution of fragrances, color cosmetics and skin & body related products in numerous countries throughout the world.
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2017” refer to the fiscal year ending June 30, 2017.
The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Accordingly, the Company’s financial performance, working capital requirements, cash flow and borrowings experience seasonal variability during the three to six months preceding this season.
Subsequent to September 30, 2016, the Company completed its acquisition of The Procter & Gamble Company’s (“P&G”) global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (the “P&G Beauty Brands”). Refer to Note 18 — Subsequent Events for further information about the consummation of the Merger.
The P&G Beauty Brands acquisition was completed on October 1, 2016 pursuant to the Transaction Agreement, dated July 8, 2015 (the “Transaction Agreement”), by and among the Company, P&G, Galleria Co. (“Galleria”) and Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On October 1, 2016, (i) Merger Sub was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct, wholly-owned subsidiary of the Company (the “Merger”) and (ii) each share of Galleria common stock was converted into the right to receive one share of the Company’s common stock (the Merger, together with the other transactions contemplated by the Transaction Agreement, the “Transactions”). Galleria held the P&G Beauty Brands.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2016. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017. All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2016 and June 30, 2016, the Company had restricted cash of $25.0 and $0.0, respectively, classified as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Restricted cash as of September 30, 2016 includes a deposit made to a restricted bank account to provide collateral for bank guarantees on rent, customs and duty accounts in anticipation of the closing of the Transactions. Changes of principal balances in restricted cash accounts are presented as investing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share-based compensation, the fair value of the Company’s reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes and redeemable noncontrolling interests when calculating the impact on

Earnings Per Share (“EPS”). Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three months ended September 30, 2016 and 2015 was (108.5)% and (101.7)%, respectively. The negative effective tax rate for the three months ended September 30, 2016 was primarily the result of ongoing operating losses in the U.S. that did not result in a full tax benefit due to a valuation allowance. The negative effective income tax rate for the three months ended September 30, 2015 was primarily the result of the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.
The effective income tax rate for three months ended September 30, 2015 included the final settlement with the IRS in connection with the 2004 - 2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
As a result of the P&G Beauty Brands acquisition, the Company expects to realize a tax benefit as a result of releasing valuation allowances related to ongoing operating losses in the U.S. The amount of this benefit was $111.2 as of June 30, 2016.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2016 and June 30, 2016, the gross amount of UTBs was $237.0 and $228.9, respectively. As of September 30, 2016, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $131.0. As of September 30, 2016 and June 30, 2016, the liability associated with UTBs, including accrued interest and penalties, was $139.6 and $131.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended September 30, 2016 and 2015 was $0.1 and $1.3, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016 was $10.4 and $9.9, respectively. On the basis of the information available as of September 30, 2016, it is reasonably possible that a decrease of up to $14.7 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance as of the first quarter ended September 30, 2016. With respect to the Company’s Revolving Credit Facility (as defined in Note 9 - Debt), the Company has elected to classify unamortized debt issuance costs within the liability section of the balance sheet (as a contra-liability). In circumstances where the unamortized debt issuance costs exceeds the outstanding balance of the Revolving Credit Facility, the amount of unamortized debt issuance costs exceeding the outstanding balance will be reclassified to assets. The Company has applied the change in accounting principle with retrospective application to prior periods. As such, the amounts previously reported as Other noncurrent assets and Long-term debt, net in the Condensed Consolidated Balance Sheet as of June 30, 2016 were decreased by $64.6, respectively, for the reclassification of debt issuance costs from assets to liabilities. The change in accounting principle does not have an impact on the Company’s Condensed Consolidated Statements of Operations, Statements of Cash Flows and Statements of Shareholders’ Equity.
In April 2015, the FASB issued authoritative guidance to clarify the accounting treatment for fees paid by a customer in cloud computing arrangements. Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The revised guidance will not change a customer’s accounting for service contracts. The Company adopted this guidance as of the first quarter end September 30, 2016 on a prospective basis. The adoption of this guidance does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In October 2016, the FASB issued authoritative guidance that amends accounting guidance for intra-entity transfer of assets other than inventory to require the recognition of taxes when the transfer occurs. The amendment will be effective for the Company in fiscal 2019 with early adoption permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued authoritative guidance that changes the classification and presentation of certain items within the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The amendment will be effective for the Company in fiscal 2019 with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on the Company’s Consolidated Financial Statements.
In June 2014, and as further amended, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. The standard will be effective for the Company in fiscal 2019 with either retrospective or modified retrospective treatment applied. Early adoption is permitted for the Company beginning in fiscal 2018.The Company is currently evaluating the impact this standard will have on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued authoritative guidance requiring that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact the standard will have on the Company’s Consolidated Financial Statements.

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

	Three Months Ended September 30,
SEGMENT DATA	2016	2015
Net revenues:
Fragrances	$492.6	$548.1
Color Cosmetics	352.7	390.9
Skin & Body Care	161.9	173.3
Brazil Acquisition	73.0	—
Total	$1,080.2	$1,112.3
Operating income:
Fragrances	$94.2	$108.9
Color Cosmetics	35.3	57.7
Skin & Body Care	11.5	6.8
Brazil Acquisition	4.2	—
Corporate	(98.8)	(91.7)
Total	$46.4	$81.7
Reconciliation:
Operating income	$46.4	$81.7
Interest expense, net	40.4	16.0
Other expense (income), net	1.3	(0.3)
Income before income taxes	$4.7	$66.0
Within the Company’s reportable segments, product categories exceeding 5% of consolidated net revenues are presented below:

	Three Months Ended September 30,
PRODUCT CATEGORY	2016	2015
Fragrances:
Designer	35.8%	38.0%
Lifestyle	5.8	6.0
Celebrity	4.0	5.3
Total	45.6%	49.3%
Color Cosmetics:
Nail Care	13.9%	15.1%
Other Color Cosmetics	18.7	20.0
Total	32.6%	35.1%
Skin & Body Care:
Body Care	9.6%	10.6%
Skin Care	5.4	5.0
Total	15.0%	15.6%
Brazil Acquisition:
Total	6.8%	—%
Total	100.0%	100.0%

4. BUSINESS COMBINATIONS
Brazil Acquisition
On February 1, 2016, the Company completed the acquisition of 100% of the net assets of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”) pursuant to the Share Purchase Agreement in order to further strengthen its position in the Brazilian beauty and personal care market. The total consideration of R$3,599.5, the equivalent of $901.9, was paid during fiscal 2016.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Brazil Acquisition. The Company recognized certain measurement period adjustments as disclosed below during the quarter ended September 30, 2016 and the measurement period for the Brazil Acquisition is now closed.
The following table summarizes the allocation of the purchase price to the net assets acquired as of the February 1, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$11.1	$—	$11.1
Inventories	45.6	—	45.6
Property, plant and equipment	95.4	—	95.4	2 - 40
Goodwill	553.7	(16.6)	537.1	Indefinite
Trademarks - indefinite	147.1	—	147.1	Indefinite
Trademarks - finite	10.3	—	10.3	5 - 15
Customer relationships	44.6	—	44.6	13 - 28
Product formulations	12.8	—	12.8	3
Other net working capital	0.7	—	0.7
Net other assets	2.1	(0.7)	1.4
Deferred tax liability, net	(21.5)	17.3	(4.2)
Total purchase price	$901.9	$—	$901.9

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2017 to account for a $0.7 asset retirement obligation, as well as, a net decrease in net deferred tax liability of $17.3 million as of the February 1, 2016 acquisition date. These adjustments were offset against Goodwill.
The Company has completed the local tax requirements allowing approximately $500.0 of goodwill and $44.6 of customer relationships assets to be tax deductible.
5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $81.5 and $15.8 for the three months ended September 30, 2016 and 2015, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

6. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2016 and 2015 are presented below:

	Three Months Ended September 30,
	2016	2015
Acquisition Integration Program	$3.2	$46.5
Organizational Redesign	3.8	15.6
Productivity Program	0.4	—
Total	$7.4	$62.1

Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to the Acquisition Integration Program in connection with the acquisition of the Bourjois brand.  Actions associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017.  The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $65.0, all of which will result in cash payments. The Company incurred $60.8 of restructuring costs life-to-date as of September 30, 2016, which have been recorded in Corporate.
Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 included a curtailment gain of $1.8, recognized in connection with involuntary employee terminations as part of the Acquisition Integration Program. This gain resulted in a corresponding decrease to the net pension liability as of September 30, 2016. Refer to Note 11 — Employee Benefit Plans for further information.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$35.7	$7.6	$0.1	$43.4
Restructuring charges	—	—	5.2	5.2
Payments	(2.8)	(3.7)	(0.4)	(6.9)
Changes in estimates	—	(0.2)	—	(0.2)
Effect of exchange rates	0.3	—	—	0.3
Balance—September 30, 2016	$33.2	$3.7	$4.9	$41.8
The Company currently estimates that the total remaining accrual of $41.8 will result in cash expenditures of approximately $16.2, $17.6, $3.0 and $5.0 in fiscal 2017, 2018, 2019 and 2020, respectively.
Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $109.9 of restructuring costs life-to-date as of September 30, 2016, which have been recorded in Corporate. The Company incurred $26.3 of other business realignment costs life-to-date as of September 30, 2016, which have been primarily reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$33.6	$0.4	$0.5	$34.5
Restructuring charges	5.0	—	—	5.0
Payments	(12.3)	—	(0.2)	(12.5)
Changes in estimates	(1.0)	—	(0.2)	(1.2)
Effect of exchange rates	0.3	—	—	0.3
Balance—September 30, 2016	$25.6	$0.4	$0.1	$26.1
The Company currently estimates that the total remaining accrual of $26.1 will result in cash expenditures of $22.4 and $3.7 in fiscal 2017 and 2018, respectively.

Productivity Program
During the fourth quarter of fiscal 2013, the Board approved a number of business integration and productivity initiatives aimed at enhancing long-term operating margins (the “Productivity Program”). Such activities primarily related to integration of supply chain and selling activities within the Skin & Body Care segment, as well as certain commercial organization redesign activities, primarily in Europe and optimization of selected administrative support functions. The Productivity Program was substantially completed during fiscal 2016 with cash payments expected to continue through fiscal 2018. The Company incurred $51.8 of restructuring costs life-to-date as of September 30, 2016 which have been recorded in Corporate. The Company incurred $12.9 of other business realignment costs life-to-date as of September 30, 2016, which have been reported in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations in Corporate.
The related liability balance and activity for the Productivity Program costs which represents severance and employee benefits are presented below:

	Severance and Employee Benefits	Total Program Costs
Balance—July 1, 2016	$6.2	$6.2
Restructuring charges	0.4	0.4
Payments	(0.6)	(0.6)
Balance—September 30, 2016	$6.0	$6.0
The Company currently estimates that the total remaining accrual of $6.0 will result in cash expenditures of approximately $5.0 and $1.0 in fiscal 2017 and 2018, respectively.

7. INVENTORIES
Inventories as of September 30, 2016 and June 30, 2016 are presented below:

	September 30, 2016	June 30, 2016
Raw materials	$157.0	$159.8
Work-in-process	6.3	9.5
Finished goods	453.4	396.5
Total inventories	$616.7	$565.8

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2016 and June 30, 2016 is presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2016	$888.1	$796.3	$870.9	$298.2	$2,853.5
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at June 30, 2016	$888.1	$796.3	$230.1	$298.2	$2,212.7

Changes during the period ended September 30, 2016:
Measurement period adjustments (a)	—	—	—	(16.6)	(16.6)
Foreign currency translation	0.3	1.6	(0.4)	(5.3)	(3.8)

Gross balance at September 30, 2016	$888.4	$797.9	$870.5	$276.3	$2,833.1
Accumulated impairments	—	—	(640.8)	—	(640.8)
Net balance at September 30, 2016	$888.4	$797.9	$229.7	$276.3	$2,192.3

(a) Relates to measurement period adjustments in connection with the Brazil Acquisition (Refer to Note 4 — Business Combinations)

Other Intangible Assets, net
Other intangible assets, net as of September 30, 2016 and June 30, 2016 are presented below:

	September 30, 2016	June 30, 2016
Indefinite-lived other intangible assets	$1,424.2	$1,417.0
Finite-lived other intangible assets, net	613.8	633.1
Total Other intangible assets, net	$2,038.0	$2,050.1
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Fragrances	Color Cosmetics	Skin & Body Care	Brazil Acquisition	Total
Gross balance at June 30, 2016	$20.5	$993.7	$450.4	$150.2	$1,614.8
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Net balance at June 30, 2016	20.5	984.5	261.8	150.2	1,417.0

Changes during the period ended September 30, 2016:
Foreign currency translation	0.3	3.3	2.8	0.8	7.2

Gross balance at September 30, 2016	20.8	997.0	453.2	151.0	1,622.0
Accumulated impairments	—	(9.2)	(188.6)	—	(197.8)
Net balance at September 30, 2016	$20.8	$987.8	$264.6	$151.0	$1,424.2

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2016
License agreements	$798.3	$(532.2)	$—	$266.1
Customer relationships	611.7	(274.2)	(5.5)	332.0
Trademarks	128.3	(108.6)	—	19.7
Product formulations	48.0	(32.7)	—	15.3
Total	$1,586.3	$(947.7)	$(5.5)	$633.1
September 30, 2016
License agreements	$801.1	$(542.1)	$—	$259.0
Customer relationships	611.3	(284.6)	(5.5)	321.2
Trademarks	128.7	(108.7)	—	20.0
Product formulations	47.9	(34.3)	—	13.6
Total	$1,589.0	$(969.7)	$(5.5)	$613.8
Amortization expense totaled $21.2 and $19.2, for the three months ended September 30, 2016 and 2015, respectively.

9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2016 and June 30, 2016, respectively:

	September 30, 2016	June 30, 2016
Short-term debt	$20.1	$19.8
Coty Credit Agreement
Revolving Credit Facility due October 2020	950.0	670.0
Term Loan A Facility due October 2020	1,861.4	1,883.6
Term Loan B Facility due October 2022	1,603.6	1,596.0
Other long-term debt and capital lease obligations	0.1	0.7
Total debt	4,435.2	4,170.1
Less: Short-term debt and current portion of long-term debt	(156.6)	(161.8)
Total Long-term debt	4,278.6	4,008.3
Less: Unamortized debt issuance costs (a)	(61.1)	(64.6)
Less: Discount on Long-term debt	(7.1)	(7.3)
Total Long-term debt, net	$4,210.4	$3,936.4

(a) Consists of unamortized debt issuance costs of $21.4 and $22.7 for the Revolving Credit Facility, $28.6, and $30.3 for the Term Loan A Facility and $11.1, and $11.6 for the Term Loan B Facility as of September 30, 2016 and June 30, 2016, respectively.
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
Debt Covenants
The Company is required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement. The Coty Credit Agreement includes a financial covenant that requires the Company to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Coty Credit Agreement), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of September 30, 2016, the Company was in compliance with all covenants within the Coty Credit Agreement.

10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended September 30,
	2016	2015
Interest expense	$39.7	$15.0
Foreign exchange losses, net of derivative contracts	1.3	1.5
Interest income	(0.6)	(0.5)
Total interest expense, net	$40.4	$16.0

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment
	U.S.		International		Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$2.0	$1.7	$0.3	$0.3	$2.3	$2.0
Interest cost	0.7	0.8	0.6	0.9	0.4	0.5	1.7	2.2
Expected return on plan assets	(0.5)	(0.6)	(0.3)	(0.3)	—	—	(0.8)	(0.9)
Amortization of prior service (credit) cost	—	—	0.1	0.1	(1.5)	(1.4)	(1.4)	(1.3)
Amortization of net loss	0.5	0.3	1.1	0.8	—	—	1.6	1.1
Settlement loss recognized	3.1	—	—	—	—	—	3.1	—
Net periodic benefit cost (credit)	$3.8	$0.5	$3.5	$3.2	$(0.8)	$(0.6)	$6.5	$3.1
During the three months ended September 30, 2016, the Company made lump sum payments to certain U.S. Del Laboratories, Inc. pension plan participants totaling $13.5 to partially settle the plan’s obligation to these participants. Payments were made from the plan’s assets.
The U.S. Del Laboratories, Inc. pension plan assets and liabilities were remeasured at the September 30, 2016 settlement date, using a discount rate of 3.7% compared to 3.8% as of June 30, 2016. As a result of the re-measurement, the net pension liability decreased by $2.9 as compared to the June 30, 2016. The net pension liability decrease was primarily a result of differences in interest rate and mortality assumptions used by Company to measure the plan liability as of June 30, 2016 compared to those assumptions used to determine lump sum benefits to be paid to participants, as mandated by the IRS. The decrease in the plan’s net pension liability resulted in a corresponding increase in other comprehensive (loss) income.
During the three months ended September 30, 2016, in connection with the partial settlement of the U.S. Del Laboratories, Inc. pension plan, the Company recognized a settlement loss of $3.1 as a result of accelerated recognition of losses previously deferred within accumulated other comprehensive loss.
The Company expects the termination of the plan will be completed during fiscal 2017. Refer to Note 18 — Subsequent Events.
Also, during the three months ended September 30, 2016, the Company recognized a curtailment gain of $1.8, in connection with involuntary employee terminations as part of the Acquisition Integration Program, which significantly reduced the expected years of future service of employees within one of the Company’s international pension plans. The curtailment gain is included in Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2016. Refer to Note 6 - Restructuring Costs for further information about the Acquisition Integration Program.

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
The financial assets and liabilities that the Company measures at fair value on a recurring basis based on the fair value hierarchy, as of September 30, 2016 and June 30, 2016 are presented below:

	Level 1		Level 2		Level 3
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
Financial assets and liabilities
Recurring fair value measurements
Assets:
Foreign exchange forward contracts	$—	$—	$1.8	$9.2	$—	$—
Interest rate swap contracts	—	—	0.1	—	—	—
Total Assets	$—	$—	$1.9	$9.2	$—	$—
Liabilities:
Foreign exchange forward contracts	$—	$—	$4.3	$7.3	$—	$—
Interest rate swap contracts	—	—	21.3	30.0	—	—
Contingent consideration - business combination	—	—	—	—	0.7	0.7
Total Liabilities	$—	$—	$25.6	$37.3	$0.7	$0.7
Total net recurring fair value measurements	$—	$—	$(23.7)	$(28.1)	$(0.7)	$(0.7)
The fair values of the Company’s financial instruments estimated as of September 30, 2016 and June 30, 2016 are presented below:

	September 30, 2016		June 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Coty Credit Agreement	$4,415.0	$4,409.2	$4,149.6	$4,106.9
Dividends payable	2.7	2.2	1.8	1.5
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
The following methods and assumptions were used to estimate the fair value of the Company’s other financial instruments for which it is practicable to estimate that value:
Foreign exchange forward contracts —The Company uses currency spot and forward rates to value the foreign exchange contracts, which were obtained from an independent pricing service. Based on the assumptions used to value foreign exchange contracts at fair value, these assets and/or liabilities are categorized as Level 2 in the fair value hierarchy.
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
As of September 30, 2016, the Company had foreign exchange forward contracts designated as effective hedges in the notional amount of $49.6, which mature at various dates through June 2017. The foreign currencies of the counterparties in the hedged foreign exchange forward contracts (notional value stated in U.S. Dollars) are principally the British Pound ($14.4), Australian Dollar ($13.6), Canadian Dollar ($7.9), and Russian Ruble ($13.7). As of June 30, 2016, the Company had a notional value of $121.7 in foreign exchange forward contracts designated as effective hedges.
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
As of September 30, 2016 and June 30, 2016, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0, which will impact interest payments through February 2021.

Hedge Accounting
Derivative financial instruments are recorded as either assets or liabilities on the Consolidated Balance Sheets and are measured at fair value.
For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of specific underlying forecasted transactions, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Additionally, all of the master agreements governing the Company’s derivative contracts contain standard provisions that could trigger early termination of the contracts in certain circumstances which would require the Company to discontinue hedge accounting, including if the Company were to merge with another entity and the creditworthiness of the surviving entity were to be “materially weaker” than that of the Company prior to the merger. As of September 30, 2016, foreign exchange forward contracts and interest rate swap contracts in net liability positions that contained credit-risk-related features were $4.3 and $21.3, respectively.
For derivatives designated as cash flow hedges, changes in the fair value are recorded in Accumulated other comprehensive income (loss) (“AOCI/(L)”). Gains and losses deferred in AOCI/(L) are then recognized in Net income (loss) in a manner that matches the timing of the actual income or expense related to the hedging instruments with the hedged transaction. The gains and losses related to designated hedging instruments are also recorded in the line item in the Consolidated Statements of Operations in which the transaction is recorded. Cash flows from derivative instruments designated as cash flow hedges are recorded in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. As of September 30, 2016, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
The Company also attempts to minimize credit exposure to counterparties by entering into derivative contracts with counterparties that are major financial institutions and utilizing master netting arrangements. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s foreign exchange forward contracts is limited to the fair value of contracts in net asset positions under master netting arrangements, which totaled $1.8 as of September 30, 2016. Exposure to credit risk in the event of nonperformance by any of the counterparties with respect to the Company’s interest rate swap contracts is limited to the fair value of contracts in net asset positions, which totaled $0.1 as of September 30, 2016. Accordingly, management of the Company believes risk of material loss under these hedging contracts is remote.
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
Net investment hedge effectiveness is assessed based on the change in the spot rate of the Euro-denominated loan payable. The critical terms (underlying notional and currency) of the loan payable match the portion of the net investment designated as being hedged. The net investment hedge was equal to the designated portion of the international subsidiary’s investment balance as of September 30, 2016. As such, the net investment hedge was considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2016, the fair value and carrying value of the foreign currency borrowings designated as a net investment hedge was $753.5 and $742.4, respectively.
Quantitative Information
Derivatives are recognized on the balance sheet at their fair values. The following table presents the fair value of derivative instruments outstanding at September 30, 2016 and June 30, 2016:

	Asset			Liability
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		September 30, 2016	June 30, 2016		September 30, 2016	June 30, 2016
Derivatives designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.4	$2.8	Accrued expenses and other current liabilities	$2.4	$3.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Accrued expenses and other current liabilities	10.5	13.6
Interest rate swap contracts	Other noncurrent assets	0.1	—	Other noncurrent liabilities	10.8	16.4
Total derivatives designated as hedges		$1.5	$2.8		$23.7	$33.1
Derivatives not designated as hedges:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.4	$6.4	Accrued expenses and other current liabilities	$1.9	$4.2
Total derivatives not designated as hedges		$0.4	$6.4		$1.9	$4.2
Total derivatives		$1.9	$9.2		$25.6	$37.3
The table below presents the gross amount of foreign exchange contract hedges and interest rate swap contract hedges recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of September 30, 2016:

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amount Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Foreign exchange forward contracts:
Prepaid expenses and other current assets	$1.9	(0.1)	1.8	—	—	$1.8
Accrued expenses and other current liabilities	$(4.5)	0.2	(4.3)	—	—	$(4.3)
Interest rate swap contracts:
Other noncurrent assets	$0.1	—	0.1	—	—	$0.1
Accrued expenses and other current liabilities	$(10.5)	—	(10.5)	—	—	$(10.5)
Other noncurrent liabilities	$(10.8)	—	(10.8)	—	—	$(10.8)

The table below presents the gross amount of foreign exchange contract hedges and interest rate swap contracts recorded as assets and liabilities in Prepaid expenses and other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, respectively, as of June 30, 2016:

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
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $10.3 and $2.5 as of September 30, 2016 and June 30, 2016, respectively.
The amount of gains and losses recognized in OCI in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the three months ended September 30, 2016 and 2015 is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2016	2015
Foreign exchange forward contracts	$0.5	$6.7
Interest rate swap contracts	5.1	—
Net investment hedge	(7.8)	—
As of September 30, 2016, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective. The accumulated loss on derivative instruments classified as cash flow hedges in AOCI, net of tax, was $20.4 and $28.9 as of September 30, 2016 and June 30, 2016, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $10.6.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three months ended September 30, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended September 30,
	2016	2015
Foreign exchange forward contracts:
Net revenue	$0.7	$1.4
Interest rate swap contracts:
Interest expense	$(3.5)	$—
Derivatives not designated as hedging:
As of September 30, 2016 and June 30, 2016, the Company had foreign exchange forward contracts not designated as hedges with a notional value of $547.2 and $1,002.8, respectively, which mature at various dates through September 2017.

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three months ended September 30, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended September 30,
	2016	2015
Selling, general and administrative expenses	$0.2	$1.3
Interest expense, net	(2.1)	(2.8)

14. EQUITY
Common Stock
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
On September 29, 2016, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation amending the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 800.0 million shares to 1,000.0 million shares.
As of September 30, 2016, the Company is a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). On August 1, 2016, JABC, began to purchase the Company’s Class A Common Stock in open market purchases on the New York Stock Exchange. For the three months ended September 30, 2016, JABC acquired 2.6 million shares. The Company did not receive any proceeds from these stock purchases conducted by JABC.
On September 30, 2016, JABC converted all of its shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company. The Company issued approximately 262.0 million shares of Class A Common Stock to JABC upon the conversion of JABC’s shares of Class B Common Stock.
As of September 30, 2016, total authorized shares of Class A Common Stock and Class B Common Stock were 1,000.0 million and 0.0 million, respectively, and total outstanding shares of Class A Common Stock and Class B Common Stock were 336.4 million and 0.0 million, respectively.
Preferred Stock
As of September 30, 2016, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. As of September 30, 2016, total authorized shares of preferred stock are 20.0 million and total outstanding shares of Series A Preferred Stock are 1.7 million. The outstanding 1.7 million Series A Preferred Stock vests on April 15, 2020. Under the terms provided in the various subscription agreements, the holders of the vested Series A Preferred Stock are entitled to exchange the Series A Preferred Stock at the election of the Company into either: (i) cash equal to the market value of a share of Class A Common Stock on the date of conversion less $27.97 or (ii) the number of whole shares whose value is equal to the aggregate market value of a share of Class A Common Stock on the date of conversion less $27.97. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. Therefore, these grants are accounted for using the liability plan accounting at issuance. As a holder provides service outside the U.S., a pro-rata portion of the grants are converted to equity awards to the extent the Company is not required to settle the award in cash, which are measured and fixed at the quarter end date that such services are provided, based on the estimated fair value of the award and recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period. As of September 30, 2016, the Company classified $0.6 Series A Preferred Stock as equity, and $1.8 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Accumulated Other Comprehensive Loss

	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	5.7	(7.8)	1.9	2.1	1.9
Net amounts reclassified from AOCI	2.8	—	—	3.1	5.9
Net current-period other comprehensive (loss) income	8.5	(7.8)	1.9	5.2	7.8
Balance—September 30, 2016	$(20.4)	$(10.3)	$(162.1)	$(39.1)	$(231.9)

	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2015	$(0.1)	$(249.3)	$(24.6)	$(274.0)
Other comprehensive (loss) income before reclassifications	5.7	(16.8)	0.2	(10.9)
Net amounts reclassified from AOCI	(1.2)	—	—	(1.2)
Net current-period other comprehensive (loss) income	4.5	(16.8)	0.2	(12.1)
Balance—September 30, 2015	$4.4	$(266.1)	$(24.4)	$(286.1)
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed in the tax matters agreement, dated October 1, 2016, between the Company and P&G entered into in connection with the acquisition of P&G Beauty Brands, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2016, the Company has repurchased 1.4 million shares of its Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the three months ended September 30, 2016 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Dividends
On August 1, 2016, the Company declared a cash dividend of $0.275 per share, or $93.4 on its Class A and Class B Common Stock, RSUs and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Class A and Class B Common Stock on August 11, 2016 and was recorded as a decrease to Additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of September 30, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2016.
Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2016. Total accrued dividends on unvested RSUs and phantom units of $2.7 are included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2016.

15. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense of $5.6 and $11.7 for the three months ended September 30, 2016 and 2015, respectively, is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2016, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $0.1, $5.5 and $30.3, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 0.28, 3.54 and 2.52 years, respectively.
16. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended September 30,
	2016	2015
	(in millions, except per share data)
Net income attributable to Coty Inc.	$—	$125.7
Weighted-average common shares outstanding—Basic	336.3	360.0
Effect of dilutive stock options and Series A Preferred Stock (a)	—	6.7
Effect of restricted stock and RSUs (b)	—	3.2
Weighted-average common shares outstanding—Diluted	336.3	369.9
Net income attributable to Coty Inc. per common share:
Basic	$—	$0.35
Diluted	—	0.34

(a)
Due to a net income of nil for the three months ended September 30, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to common stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended September 30, 2015, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.6 million options were excluded in the computation of EPS as their inclusion would be anti-dilutive.

(b)
Due to a net income of nil for the for the three months ended September 30, 2016, outstanding RSUs were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended September 30, 2015, no RSU were included in the computation of diluted loss per share as their inclusion would be anti-dilutive.

17. COMMITMENTS AND CONTINGENCIES
Noncontrolling Interests
The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time.
In December 2014, the Company gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The noncontrolling interest holder indicated the desire to continue its participation and to retain an equity investment in the joint venture. The Company and the noncontrolling interest holder are exploring alternative options of restructuring the joint venture.
Redeemable Noncontrolling Interests
On February 12, 2016, the Company gave notice of intent to exercise its option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $10.1 for the remaining 45% interest. The transaction was effective as of June 30, 2016 with the payment expected to be made during the second quarter of fiscal 2017. The $10.1 was recorded as a reduction to Redeemable noncontrolling interest in the Company’s Consolidated Statements of Equity and Redeemable Noncontrolling Interests and as Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Legal Matters
On June 28, 2013, the Company voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) information relating to overall compliance with U.S. antiboycott laws by its majority-owned subsidiary in the UAE, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. In October 2016, the Company settled this matter with the OAC for an immaterial amount.
In addition, the Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to its business. While the Company cannot predict any final outcomes, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon its business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
18. SUBSEQUENT EVENTS
P&G Beauty Brands Acquisition
On October 1, 2016, pursuant to the Transaction Agreement, the Company completed the Transactions and acquired the P&G Beauty Brands in order to further strengthen the Company’s position in the global beauty industry. The preliminary purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
The Company issued 409.7 million shares of common stock to the former holders of Galleria common stock, together with cash in lieu of fractional shares. Immediately after consummation of the Merger, approximately 54% of the fully-diluted shares of the Company’s common stock was held by pre-Merger holders of Galleria common stock, and approximately 46% of the fully-diluted shares of the Company’s common stock was held by pre-Merger holders of the Company’s common stock.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of the assets and liabilities assumed in the Transactions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2017 and 2018. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the estimated allocation of the purchase price to the net assets of the P&G Beauty Brands as of the October 1, 2016 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Net working capital	$1,118.8
Property, plant and equipment	838.8	3 - 45 years
Goodwill	4,798.3	Indefinite
Indefinite-lived intangible assets	2,180.0	Indefinite
Finite-lived intangible assets	4,468.2	2 - 30 years
Net other assets / (liabilities)	(347.4)
Deferred tax liability, net	(1,486.3)
Total purchase price	$11,570.4
Goodwill is primarily attributable to the anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and leverage of the acquired brand recognition to be achieved as a result of the Transactions. The assignment of goodwill to the Company’s reportable segments has not yet been completed. Goodwill is not expected to be deductible for tax purposes.
The Company recognized acquisition-related costs of $79.4 and $15.1 during the three months ended September 30, 2016 and 2015, respectively which are included in Acquisition-related costs in the Consolidated Statements of Operations.
P&G Beauty Brands acquisition tax related impacts
As a result of the Transactions, the Company expects to realize a tax benefit as a result of releasing valuation allowances related to ongoing operating losses in the U.S. The amount of this benefit was $111.2 as of June 30, 2016.

Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Brands, as though the companies had been combined on July 1, 2015. The pro forma adjustments include incremental amortization of intangible assets and increased depreciation of property, plant and equipment, based on preliminary values of each asset as well as costs related to financing the acquisition. The unaudited pro forma information includes the non-recurring acquisition-related costs, amortization of the inventory step-up and one-time tax expenses. Pro forma adjustments were tax-effected at the Company’s statutory rates. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
Pro forma Net revenues	$2,111.2	$2,185.3
Pro forma Net (loss) income	(185.9)	66.2
Pro forma Net (loss) income attributable to Coty Inc.	(195.7)	58.8
Pro forma Net (loss) income attributable to Coty Inc. per common share
Basic	$(0.26)	$0.08
Diluted	$(0.26)	$0.08
Galleria Credit Agreement
At the closing of the Transactions, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for the Galleria Senior Secured Credit Facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. At the closing of the Transactions, the Company assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the Transactions, the remaining loan commitments for the Galleria Term Loan A Facility expired.
The Galleria Credit Facility is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
The Company is required to comply with certain affirmative and negative covenants contained within the Galleria Credit Agreement. The Galleria Credit Agreement includes a financial covenant that requires the Company to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Galleria Credit Agreement), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period.
Incremental Assumption Agreement and Refinancing Amendment to Credit Agreement
On October 28, 2016, the Company entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental Agreement”), with Coty B.V., a subsidiary of the Company formed under the laws of the Netherlands (the “Dutch Borrower”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Coty Credit Agreement.
The Incremental Agreement provides for:

•	an additional Term Loan A Facility in aggregate principal amount of $975.0 in commitments (the “Incremental Term A Facility”);

•	an additional Term Loan B Facility in aggregate principal amount of $100.0 in commitments (the “Incremental Term B Facility”);

•	refinancing of the previously existing term B facilities consisting of:

◦	a refinancing term B USD facility in an aggregate principal amount of in the aggregate principal amount of $497.5 (the “Refinancing Term B USD Facility”);

◦	a refinancing term B-1 EUR facility in an aggregate principal amount of €661.7 million(the “Refinancing Term B-1 EUR Facility”);

◦
a refinancing term B-2 EUR facility in an aggregate principal amount of €324.2 million; (the Refinancing Term B-2 Facility” and together with the Refinancing Term B USD Facility and the Refinancing Term B-1 EUR Facility, the “Refinancing Facilities”).

The loans made under the Incremental Term A Facility have terms that are substantially identical to the existing Term Loan A Facility under the Credit Agreement except that the loans will mature on the date that is five years after October 28, 2016.
The loans under the Incremental Term B Facility and the Refinancing Facilities have substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental Agreement, except that, among other things: (i) the interest rate will be LIBOR plus an applicable margin of 2.50% with respect to the Refinancing Term B USD Facility and the Incremental Term B Facility and (ii) the LIBOR floor was reduced to 0.00%.
The proceeds of the Incremental Term A Facility and Incremental Term B Facility will be used by the Company for general corporate purposes.
Acquisition of ghd
On October 17, 2016, the Company entered into a share purchase agreement (the “SPA”) to acquire ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances for approximately ₤420.0 million (approximately $510.0), subject to certain adjustments, in cash. The ghd acquisition is expected to further strengthen the Company’s professional hair category. In accordance with the terms of the SPA, at closing, Coty will acquire all of the issued shares in Lion/Gloria TopCo Limited, a private limited company organized under the laws of Jersey, which includes the net assets of ghd. The acquisition is expected to be funded with a combination of cash on hand and borrowings under available debt facilities. The closing of the transaction is subject to certain regulatory clearances and is expected to occur by the end of calendar year 2016.
U.S. Del Laboratories, Inc. Pension Plan Settlement
The Company transferred the remainder of its pension obligation related to the U.S. Del Laboratories, Inc. pension plan to a third-party insurance provider by purchasing annuity contracts in October 2016, contributing approximately $8.0 to effectuate the remainder of the U.S. Del Laboratories, Inc. pension plan settlement. The Company expects the termination of the plan will be completed during fiscal 2017 after paying the remaining administrative costs of approximately $1.0.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Fiscal 2016 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements regarding, among other things, our future operations and financial performance, expected growth, our ability to support our planned business operation on a near- and long-term basis, mergers and acquisitions and synergies or growth from acquisitions. These statements are based on certain assumptions and estimates that we consider reasonable and actual results may differ from those contained in any forward-looking statements. See ”Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
OVERVIEW
We are a leading global beauty company. We manufacture, market and sell beauty products in the Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition segments with distribution in over 130 countries and territories across both prestige and mass markets. We continue to operate in a challenging environment, currently with only slow growth in several of the segments and geographies in which we compete. In particular, declines in the retail nail market in the U.S. and mass fragrance in Western Europe and the U.S. continue to impact our business and financial results.
We are focused on growing our power brands around the world through innovation, strong support levels and excellence in market execution, including enhancement of our digital capabilities and focus on social engagement. We continually introduce new products and support new and established products through our focus on strategic advertising and merchandising which offset the gradual decline of products that are later in their lifecycles. The economics of developing, producing, launching, supporting and discontinuing products can impact the timing of our sales and operating performance each period.
Pursuant to the Transaction Agreement, dated July 8, 2015 (the “Transaction Agreement”), by and among us, The Procter & Gamble Company (“P&G”), Galleria Co. (“Galleria”) and Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), we agreed to acquire P&G’s global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (“P&G Beauty Brands”). Subsequent to the first quarter ended September 30, 2016, we completed the Transactions (as defined below), whereby, (i) Merger Sub was merged with and into Galleria, with Galleria continuing as the surviving corporation and our direct, wholly-owned subsidiary (the “Merger”) and (ii) each share of Galleria common stock was converted into the right to receive one share of our common stock (the Merger, together with the other transactions contemplated by the Transaction Agreement, the “Transactions”). The Transactions have diverted, and we expect will continue to divert, resources from operating the business to closing the Transactions and integrating the P&G Beauty Brands into the existing Coty business. The resulting distraction, as well as the recent change in management teams in our headquarters, regions and countries, have contributed to the decline in net revenues and operating income in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. We expect a similar impact in the three months ending December 31, 2016. The P&G Beauty Brands net revenues declined for the three months ended September 30, 2016 as compared to the three months ends September 30, 2015. Refer to Note 18 - Subsequent Events for further information about the closing of the Transactions.
Following the closing of the Transactions, we expect our segments will change to represent our new divisional structure consisting of Coty Luxury, Coty Consumer Beauty, and Coty Professional Beauty divisions. Additionally, we expect to reorganize our geographical structure to be North America, Europe and ALMEA (Asia, Latin America, Middle East and Africa). We believe our combined business will have attractive opportunities, including the continued performance of our salon hair business and the ability to leverage distribution channels for our professional nail business in the long-term. We also continue to expect challenges, including brand positioning, pipeline strength and in-store appearance, as well as the competitive pressure in the market, in our mass retail business.
We also continuously evaluate potential acquisitions that we expect would augment our portfolio and further our progression towards becoming a global leader in beauty. Consistent with this strategy, we recently acquired the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”). We believe the Brazil Acquisition which has generally seen strong sell-through during the quarter ended September 30, 2016, provides us with a platform to leverage the opportunities in one of the largest beauty markets in the world. In October 2016, we entered into a definitive agreement to acquire ghd (“ghd”), a premium brand in high-end hair styling appliances, which we expect to further strengthen our Coty Professional segment and allow us to enter an adjacent, complementary category in professional hair. We believe both these acquisitions increase our exposure to higher growth categories and markets over time.
We intend to divest or discontinue non-strategic brands which we expect to impact approximately 6% to 8% of our net revenues, including the P&G Beauty Brands, which we are targeting to announce by the end of fiscal year 2017. We have started and intend to continue to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels. Further, in connection with the Transactions, we are implementing our plan through which we continue to target realizing approximately $750 million of potential synergies driven by cost, procurement, supply chain and SG&A savings over the next four years. As previously disclosed, we expect the cost of any anticipated restructuring activities to be included in the $1.2 billion in anticipated operating expenses related to the Transactions.
For the quarter ended September 30, 2016, we have determined that our operating and reportable segments are Fragrances, Color Cosmetics, Skin & Body Care and Brazil Acquisition (also referred to as “segments”). The reportable segments represent the Company’s product groupings other than the Brazil Acquisition segment. The Brazil Acquisition reportable segment represents revenues and expenses generated from multiple product groupings such as skin care, nail care, deodorants, and hair care products which are principally sold within Brazil.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to our per common share (the “Adjusted Performance Measures”). The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2016 As Compared To Three Months Ended September 30, 2015.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
The Adjusted Performance Measures were changed in the fourth quarter of fiscal 2016 to incorporate the exclusion of expense and tax effects associated with the amortization of acquisition-related intangible assets. Our management believes that such amortization is not reflective of the results of operations in a particular year because the intangible assets result from the allocation of the acquisition purchase price to the fair value of identifiable intangible assets acquired. The effect of this exclusion on our non-GAAP presentation was to amend Adjusted operating income in a manner that provides investors with a measure of our operating performance that facilitates period to period comparisons, as well as comparability to our peers. Exclusion of the amortization expense allows investors to compare operating results that are consistent over time for the consolidated company, including newly acquired and long-held businesses, to both acquisitive and nonacquisitive peer companies.
Adjusted Performance Measures reflect adjustments based on the following items:

•
Costs related to acquisition activities: We have excluded acquisition-related costs and acquisition accounting impacts such as those related to transaction costs and costs associated with the revaluation of acquired inventory in connection with business combinations because these costs are unique to each transaction. The nature and amount of such costs vary significantly based on the size and timing of the acquisitions and the maturities of the businesses being acquired. Also, the size, complexity and/or volume of past acquisitions, which often drives the magnitude of such expenses, may not be indicative of the size, complexity and/or volume of any future acquisitions.

•
Restructuring and other business realignment costs: We have excluded costs associated with restructuring and business structure realignment programs to allow for comparable financial results to historical operations and forward-looking guidance. In addition, the nature and amount of such charges vary significantly based on the size and timing of the programs. By excluding the referenced expenses from our non-GAAP financial measures, our management is able to further evaluate our ability to utilize existing assets and estimate their long-term value. Furthermore, our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

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
THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015
NET REVENUES
In the three months ended September 30, 2016, net revenues decreased 3%, or $32.1, to $1,080.2 from $1,112.3 in the three months ended September 30, 2015. The decrease was primarily driven by a negative price and mix impact of 24% and a negative foreign currency exchange translations impact of 1%, partially offset by an increase in unit volume of 22%, primarily driven by an increase due to the addition of the Brazil Acquisition. In the three months ended March 31, 2016, we completed the Brazil Acquisition in the Americas and this acquisition positively impacted net revenues by 7%, generating 33% of the unit volume increase, partially offset by a negative impact of 27% to price and mix and a positive 1% foreign currency exchange translations impact in the three months ended September 30, 2016. In fiscal 2016 we also divested the Cutex brand. Excluding the impacts of the Brazil Acquisition, the Cutex divestiture and foreign currency exchange translations, total net revenues in the three months ended September 30, 2016 decreased 8% reflecting a unit volume decline of 10%, partially offset by a positive price and mix impact of 2%.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2016	2015	Change %
NET REVENUES
Fragrances	$492.6	$548.1	(10%)
Color Cosmetics	352.7	390.9	(10%)
Skin & Body Care	161.9	173.3	(7%)
Brazil Acquisition	73.0	—	N/A
Total	$1,080.2	$1,112.3	(3%)
Fragrances
In the three months ended September 30, 2016, net revenues from Fragrances decreased 10%, or $55.5, to $492.6 from $548.1 in the three months ended September 30, 2015. The decline in net revenues reflects a decrease in unit volume of 7%, a negative price and mix impact of 2% and a negative foreign currency exchange translations impact of 1%. The decrease in the segment reflects lower net revenues from Calvin Klein and Marc Jacobs, partially offset by higher net revenues from Chloé and Davidoff. In addition, celebrity brands in the mass retail channel declined, in part due to brands that are later in their lifecycles and have been adversely impacted by a negative market trend in the U.S. in the three months ended September 30, 2016. Lower net revenues in Calvin Klein were driven by declines in existing product lines, such as the Calvin Klein Eternity Now franchise, partially offset by incremental net revenues from the launch of Calvin Klein Deep Euphoria. Additionally, declines in Calvin Klein were negatively impacted by the conversion from third-party to direct distribution in China following liquidity issues experienced at a key distributor. Net revenues from Marc Jacobs decreased primarily due to a decline in existing product lines such as Marc Jacobs Decadence and Marc Jacobs Daisy Dream, partially offset by incremental net revenues from the launch of Marc Jacobs Divine Decadence. Partially offsetting the decline in the segment was growth in Chloé and Davidoff, primarily reflecting incremental net revenues from the launches of Chloé Fleur de Parfum, Davidoff Cool Water Limited Edition and Davidoff Horizon. The negative price and mix impact is due, in part to a lower volume of relative higher-priced products such as Calvin Klein Eternity Now for Men and Calvin Klein Eternity Now for Women.

Color Cosmetics
In the three months ended September 30, 2016, net revenues of Color Cosmetics decreased 10%, or $38.2, to $352.7 from $390.9 in the three months ended September 30, 2015, reflecting a decrease in unit volume of 12% and a negative foreign currency exchange translations impact of 3%, partially offset by positive price and mix impact of 5%. The decrease in Color Cosmetics primarily reflects lower net revenues from Sally Hansen, as well as declines in Rimmel and OPI. Sally Hansen net revenues decreased reflecting declines in existing products including the Sally Hansen Miracle Gel and Sally Hansen Hard as Nails color lines in the U.S., in part reflecting the continued negative trends in the U.S. retail nail market in the three months ended September 30, 2016. The decline in Sally Hansen net revenues is partially offset by the incremental net revenues from the launch of the Sally Hansen Color Therapy line. Net revenues from Rimmel decreased primarily due to declines in existing product lines and a negative foreign exchange translations impact, partially offset by incremental net revenues from product launches such as Rimmel SuperGel nail polish. OPI net revenues decreased primarily due to declining lacquer products in the U.S. professional channel and Nicole by OPI, as well as lower promotional activity in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the negative foreign currency exchange translations impact of 3% and the impact from the Cutex divestiture of 1%, Color Cosmetics net revenues decreased 6%, reflecting a decrease in unit volume of 11%, partially offset by a positive price and mix impact of 5%. The positive price and mix impact primarily reflects higher volume of relative higher-priced products, such as Bourjois and lower volume of relative lower-priced products, such as Rimmel.
Skin & Body Care
In the three months ended September 30, 2016, net revenues of Skin & Body Care decreased 7%, or $11.4, to $161.9 from $173.3 in the three months ended September 30, 2015. The net revenues decline reflects a decrease in unit volume of 10% and a negative foreign currency exchange translations impact of 2%, partially offset by a positive price and mix impact of 5%. The decrease in net revenues reflects declines in adidas and Playboy, partially offset by growth in philosophy. The decline in adidas net revenues primarily reflects a decline in existing product lines, partially offset by incremental net revenues from the launch of adidas UEFA Champions League Edition. Lower net revenues from Playboy were due to declines in existing product lines and lower net revenues in Germany, in part due to reduced shelf space at certain customers, partially offset by launches of Playboy King of the Game and Playboy Queen of the Game. Net revenues from philosophy increased from the launch of philosophy Uplifting Miracle Worker products and the timing of shipments to a key U.S. customer as compared to the prior year. The positive price and mix impact for the segment primarily reflects higher volume of relative higher-priced products, such as philosophy and lower volume of relative lower-priced Playboy products.
Brazil Acquisition
In the three months ended September 30, 2016, net revenues for the Brazil Acquisition were $73.0.
Net Revenues by Geographic Regions
In addition to our reporting segments, management also analyzes our net revenues by geographic region. We define our geographic regions as Americas (comprising North, Central and South America), EMEA (comprising Europe, the Middle East and Africa), and Asia Pacific (comprising Asia and Australia).

	Three Months Ended September 30,
(in millions)	2016	2015	Change %
NET REVENUES
Americas	$457.4	$423.2	8%
EMEA	503.5	557.3	(10%)
Asia Pacific	119.3	131.8	(9%)
Total	$1,080.2	$1,112.3	(3%)
Americas
In the three months ended September 30, 2016, net revenues in the Americas increased 8%, or $34.2, to $457.4 from $423.2 in the three months ended September 30, 2015. The increase in the region reflects higher net revenues in Latin America, the travel retail business and Canada, partially offset by declines in the U.S. Growth in Latin America was primarily driven by incremental net revenues from the Brazil Acquisition and a positive foreign currency translations impact. Excluding the impact of the Brazil Acquisition and the foreign currency translations impact, net revenues in Latin America increased primarily reflecting growth in our Color Cosmetics and Skin & Body Care segments, partially offset by declines in mass celebrity fragrances. Net revenues increased in the regional travel retail business reflecting growth in Fragrances, primarily in Chloé Signature and Calvin Klein CK One lines. Higher net revenues in Canada reflect growth in Calvin Klein and Chloé, primarily reflecting the success of Calvin Klein Deep Euphoria and Chloé Fleur de Parfum, partially offset by declines in Rimmel and Marc Jacobs. Lower net revenues in the U.S. reflect declines in the Color Cosmetics and Fragrances segments, primarily Sally Hansen and Calvin Klein. In addition, Sally Hansen has been adversely impacted by the continued negative market trends in the U.S. retail nail market in the three months ended September 30, 2016, as described above under “Color Cosmetics”. Partially offsetting the declines in the U.S. was growth from philosophy, in part reflecting the timing of shipments to a key U.S. customer as compared to the prior year. Excluding the positive impact from the Brazil Acquisition of 15% and the positive foreign currency exchange translations impact of 1%, net revenues in the Americas decreased 8%.
EMEA
In the three months ended September 30, 2016, net revenues in EMEA decreased 10%, or $53.8, to $503.5 from $557.3 in the three months ended September 30, 2015. The decline in the region reflects lower net revenues in the U.K., Germany, Southern Europe, the travel retail business and the regional export business, partially offset by an increase in net revenues from Eastern Europe and the Middle East. Net revenues in the U.K. were adversely impacted by negative foreign currency exchange translations impact as well as declines in the Fragrances and Color Cosmetics segments. Lower net revenues in Germany reflect a decline in Skin & Body Care due to reduced shelf space at certain customers and a decline in Fragrances. Net revenues in Southern Europe decreased due to declines in Bourjois, adidas, Rimmel, Marc Jacobs and a discontinued brand, partially offset by an increase in Playboy and Chloé. Net revenues declined in our travel retail business primarily due to declines in Fragrances. The decline in net revenues in the regional export business was primarily driven by Bourjois, partially offset by an increase in the Fragrance segment. The increase in net revenues in Eastern Europe was primarily driven by growth in Bourjois, Rimmel and Calvin Klein, partially offset by declines in adidas and Playboy. The increase in net revenues in the Middle East primarily relates to an increase in net revenues from Bourjois, partially offset by declines in Rimmel. Excluding the negative foreign currency exchange translations impact of 3%, net revenues in EMEA decreased 7%.
Asia Pacific
In the three months ended September 30, 2016, net revenues in Asia Pacific decreased 9%, or $12.5, to $119.3 from $131.8 in the three months ended September 30, 2015. The declines in the region reflect net revenues declines in China and Australia, partially offset by growth in the regional travel retail business. Lower net revenues in China primarily reflect declines in Fragrances, in part due to the conversion from third-party to direct distribution following liquidity issues experienced at a key distributor. The decline in net revenues in Australia reflects declines in the Fragrances segment. Partially offsetting declines in the region were higher net revenues in the regional travel retail business, primarily related to growth in Davidoff, Joop!, Marc Jacobs and Chloé. Excluding the positive foreign currency exchange translations impact of 2%, net revenues in Asia Pacific decreased 11%.
COST OF SALES
In the three months ended September 30, 2016, cost of sales increased $1.1, to $444.8 from $443.7 in the three months ended September 30, 2015. Cost of sales as a percentage of net revenues increased to 41.2% in the three months ended September 30, 2016 from 39.9% in the three months ended September 30, 2015, resulting in a gross margin decline of approximately 130 basis points. Excluding certain items related to the Bourjois acquisition in the three months ended September 30, 2015, gross margin declined 150 basis points primarily reflecting 150 basis points related to the Brazil Acquisition and 60 basis points related to Fragrances, partially offset by an increase of 60 basis points related to Skin & Body Care in the three months ended September 30, 2016.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2016, selling, general and administrative expenses decreased 1%, or $5.4, to $478.9 from $484.3 in the three months ended September 30, 2015. Selling, general and administrative expenses as a percentage of net revenues increased to 44.3% in the three months ended September 30, 2016 from 43.5% in the three months ended September 30, 2015. The increase of 80 basis points includes approximately 40 basis points related to higher business realignment costs, costs related to acquisition activities and share-based compensation expense adjustment. See “Adjusted Operating Income.” Excluding these items, selling, general and administrative expenses decreased 2%, or $9.3, to $469.2 from $478.5 in the three months ended September 30, 2015, and increased as a percentage of net revenues to 43.4% from 43.0%. This increase of approximately 40 basis points primarily reflects approximately 160 basis points related to higher administrative costs, partially offset by approximately 50 basis points related to lower advertising and consumer promotion spending, 50 basis points related to lower share-based compensation expenses and 20 basis points related to a favorable foreign exchange translations impact. Administrative costs increased due to additional employee hires in preparation for the acquisition of the P&G Beauty Brands as well as added cost structure from the Brazil Acquisition in fiscal 2016 that were not reflected in the three months ended September 30, 2015, partially offset by lower compensation expense primarily driven by management incentive programs. Advertising and consumer promotion expense decreased as a result of a reduction in non-strategic spending while maintaining our investment in strategic consumer-facing media spend. Share-based compensation expense decreased primarily due to accelerated expense relating to the issuance of an award of phantom units to an executive officer in the three months ended September 30, 2015 that did not occur in the three months ended September 30, 2016.
OPERATING INCOME
In the three months ended September 30, 2016, operating income decreased 43%, or $35.3, to $46.4 from $81.7 in the three months ended September 30, 2015. Operating margin, or operating income as a percentage of net revenues, decreased to 4.3% of net revenues in the three months ended September 30, 2016 as compared to 7.3% in the three months ended September 30, 2015. This margin decline of approximately 300 basis points reflects approximately 610 basis points related to higher acquisition-related costs, approximately 130 basis points related to higher cost of sales, approximately 80 basis points related to an increase in selling, general and administrative expenses and approximately 30 basis points related to higher amortization expense, partially offset by approximately 490 basis points related to lower restructuring expenses and approximately 50 basis points related to lower asset impairment charges.
Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2016	2015	Change %
OPERATING INCOME
Fragrances	$94.2	$108.9	(13%)
Color Cosmetics	35.3	57.7	(39%)
Skin & Body Care	11.5	6.8	69%
Brazil Acquisition	4.2	—	N/A
Corporate	(98.8)	(91.7)	(8%)
Total	46.4	81.7	(43%)
Fragrances
In the three months ended September 30, 2016, operating income for Fragrances decreased 13%, or $14.7, to $94.2 from $108.9 in the three months ended September 30, 2015. Operating margin decreased to 19.1% of net revenues in the three months ended September 30, 2016 as compared to 19.9% in the three months ended September 30, 2015, primarily driven by higher cost of goods sold as a percentage of net revenues, partially offset by lower selling, general and administrative expenses as a percentage of net revenues.
Color Cosmetics
In the three months ended September 30, 2016, operating income for Color Cosmetics decreased 39%, or $22.4, to $35.3 from $57.7 in the three months ended September 30, 2015. Operating margin decreased to 10.0% of net revenues in the three months ended September 30, 2016 as compared to 14.8% in the three months ended September 30, 2015, reflecting higher selling, general and administrative expenses and amortization expense as a percentage of net revenues.

Skin & Body Care
In the three months ended September 30, 2016, operating income for Skin & Body Care increased 69%, or $4.7, to $11.5 from $6.8 in the three months ended September 30, 2015. Operating margin increased to 7.1% of net revenues in the three months ended September 30, 2016 as compared to 3.9% in the three months ended September 30, 2015, primarily reflecting lower cost of sales and selling, general and administrative expenses as a percentage of net revenues.
Brazil Acquisition
In the three months ended September 30, 2016, operating income for the Brazil Acquisition was $4.2.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2016, operating loss for Corporate was $98.8 compared to $91.7 in the three months ended September 30, 2015, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended September 30,
(in millions)	2016	2015	Change %
Reported operating income	$46.4	$81.7	(43%)
% of Net revenues	4.3%	7.3%
Costs related to acquisition activities	83.3	18.3	>100%
Amortization Expense	21.2	19.2	10%
Restructuring and other business realignment costs	15.5	67.0	(77%)
Asset impairment charges(a)	—	5.5	(100%)
Share-based compensation expense adjustment	—	0.9	(100%)
Total adjustments to reported Operating income	120.0	110.9	8%
Adjusted operating income	$166.4	$192.6	(14%)
% of Net revenues	15.4%	17.3%

(a)
There were no asset impairment charges in the three months ended September 30, 2016. In the three months ended September 30, 2015, Asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.

In the three months ended September 30, 2016, Adjusted Operating Income decreased 14%, or $26.2, to $166.4 from $192.6 in the three months ended September 30, 2015. Adjusted operating margin decreased to 15.4% of net revenues in the three months ended September 30, 2016 as compared to 17.3% in the three months ended September 30, 2015, primarily reflecting higher cost of sales of approximately 150 basis points as described under “Cost of Sales” and higher selling, general and administrative expenses of approximately 40 basis points, as described in “Selling, General and Administrative Expenses”. Excluding the foreign currency exchange translations impact, Adjusted Operating Income decreased 13%.
Costs Related to Acquisition Activities
In the three months ended September 30, 2016, we incurred $83.3 of costs related to acquisition activities. We recognized Acquisition-related costs of $81.5, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Brands. We also incurred $1.8 of costs related to other acquisition activities, included in Selling, general and administrative expense in the Consolidated Statements of Operations.

In the three months ended September 30, 2015, we incurred Acquisition-related costs of $18.3. These costs primarily consisted of legal and consulting fees in connection with the acquisition of the P&G Beauty Brands and the Bourjois acquisition of $15.1 and $0.7, respectively, included in the Condensed Consolidated Statements of Operations. Also included in connection with the Bourjois acquisition were $2.5 of costs related to acquisition accounting impacts of revaluation of acquired inventory, included in cost of sales in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
In the three months ended September 30, 2016, we incurred restructuring and other business structure realignment costs of $15.5, as follows:

•	We incurred restructuring costs of $7.4 primarily related to Organizational Redesign and Acquisition Integration Program costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $8.1 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2015, we incurred restructuring and other business structure realignment costs of $67.0, as follows:

•	We incurred restructuring costs of $62.1 primarily related to Acquisition Integration Program and Organizational Redesign costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $4.9 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Amortization Expense
In the three months ended September 30, 2016, amortization expense increased to $21.2 from $19.2 in the three months ended September 30, 2015 primarily as a result of the Brazil Acquisition. In the three months ended September 30, 2016, amortization expense of $11.5, $4.6, $3.0, and $2.1 was reported in the Fragrances segment, Skin & Body Care segment, Color Cosmetics segment and Brazil Acquisition segment, respectively.
Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of Adjusted Operating Income in the three months ended September 30, 2016. Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.9 in the three months ended September 30, 2015.
Senior management evaluates operating performance of our segments based on the share-based expense calculated under equity plan accounting for the recurring stock option awards, share-based awards, and director-owned and employee-owned shares, and calculated under liability plan accounting for the Series A Preferred Stock. We follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” Share-based compensation expense calculated under equity plan accounting for recurring nonqualified stock option awards and director-owned and employee-owned shares, restricted shares, and RSUs, and calculated under liability plan accounting for the Series A Preferred Stock is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 3, “Segment Reporting” in the notes to our Condensed Consolidated Financial Statements.

INTEREST EXPENSE, NET
In the three months ended September 30, 2016, Interest expense, net was $40.4 as compared with $16.0 in the three months ended September 30, 2015. This increase is primarily due to higher average debt balances at increased interest rates and increased deferred financing costs.

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2016 and 2015 was (108.5%) and (101.7%) respectively. The negative effective tax rate for the three months ended September 30, 2016 was primarily a result of ongoing operating losses in the U.S. that did not result in a full tax benefit due to a valuation allowance.  The negative effective tax rate for the three months ended September 30, 2015 was primarily the result of the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.
The effective income tax rate for three months ending on September 30, 2015 included the final settlement with the IRS in connection with the 2004 - 2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to ongoing operating losses in the U.S.
As a result of the P&G Beauty Brands acquisition, we expect to realize a tax benefit as a result of releasing valuation allowances related to ongoing operating losses in the U.S. The amount of this benefit was $111.2 as of June 30, 2016.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$4.7	$(5.1)	(108.5%)	$66.0	$(67.1)	(101.7%)
Adjustments to reported Operating income (a) (c)	120.0	42.6		110.9	(0.8)
Adjustments to Interest expense (b) (c)	1.4	0.5		—	—
Adjusted income before income taxes	$126.1	$38.0	30.1%	$176.9	$(67.9)	(38.4%)

(a)	See “Reconciliation of Reported operating income to Adjusted operating income.”

(b)
The amount represents a net loss of $1.4 incurred in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations.

(c)
The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability.

The adjusted effective tax rate was 30.1% for the three months ended September 30, 2016 compared to (38.4%) for the three months ended September 30, 2015. The difference is primarily due to the net impact of the settlements with the IRS in the three months ended September 30, 2015.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. is $0.0 in the three months ended September 30, 2016 as compared to income of $125.7 in the three months ended September 30, 2015. This decrease primarily reflects lower operating income, higher interest expense and a lower benefit from income taxes in the three months ended September 30, 2016.
Adjusted Net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2016	2015	Change %
Reported Net income attributable to Coty Inc.	$—	$125.7	(100%)
% of Net revenues	—%	11.3%
Adjustments to reported Operating income (a)	120.0	110.9	8%
Adjustments to Interest expense (b)	1.4	—	N/A
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc. (c)	(43.1)	0.8	<(100%)
Adjusted Net income attributable to Coty Inc.	$78.3	$237.4	(67%)
% of Net revenues	7.2%	21.3%
Per Share Data
Adjusted weighted-average common shares
Basic	336.3	360.0
Diluted	342.5	369.9
Adjusted Net income attributable to Coty Inc. per common share
Basic	$0.23	$0.66
Diluted	0.23	0.64

(a)	See “Reconciliation of Reported operating income to Adjusted operating income.”

(b)
The amount represents a net loss of $1.4 incurred in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations.

(c)
The tax effects of each of the items included in adjusted net income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted net income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2016, we had cash and cash equivalents of $378.0 compared with $372.4 at June 30, 2016.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments.
As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt
The balances consisted of the following as of September 30, 2016 and June 30, 2016, respectively.

	September 30, 2016	June 30, 2016
Short-term debt	$20.1	$19.8
Coty Credit Agreement
Revolving Credit Facility due October 2020	950.0	670.0
Term Loan A Facility due October 2020	1,861.4	1,883.6
Term Loan B Facility due October 2022	1,603.6	1,596.0
Other long-term debt and capital lease obligations	0.1	0.7
Total debt	4,435.2	4,170.1
Less: Short-term debt and current portion of long-term debt	(156.6)	(161.8)
Total Long-term debt	4,278.6	4,008.3
Less: Unamortized deferred financing fees(a)	(61.1)	(64.6)
Less: Discount on Long-term debt	(7.1)	(7.3)
Total Long-term debt, net	$4,210.4	$3,936.4

(a) Consists of unamortized debt issuance costs of $21.4 and $22.7 for the Revolving Credit Facility, $28.6, and $30.3 for the Term Loan A Facility and $11.1, and $11.6 for the Term Loan B Facility as of September 30, 2016 and June 30, 2016, respectively.
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
Debt Covenants
We are required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement. The Coty Credit Agreement includes a financial covenant that requires us to maintain a total net leverage ratio, as defined therein, equal to or less than 5.50 to 1.00 for each fiscal quarter through December 31, 2016, subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Coty Credit Agreement), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of September 30, 2016, we are in compliance with all covenants within the Coty Credit Agreement.
Incremental Assumption Agreement and Refinancing Amendment to Credit Agreement
On October 28, 2016, we entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental Agreement”), with Coty B.V., a subsidiary of us formed under the laws of the Netherlands (the “Dutch

Borrower”), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Coty Credit Agreement.
The Incremental Agreement provides for:

•	an additional Term Loan A Facility in aggregate principal amount of $975.0 in commitments (the “Incremental Term A Facility”);

•	an additional Term Loan B Facility in aggregate principal amount of $100.0 in commitments (the “Incremental Term B Facility”);

•	refinancing of the previously existing term B facilities consisting of:

◦	a refinancing term B USD facility in an aggregate principal amount of in the aggregate principal amount of $497.5 (the “Refinancing Term B USD Facility”);

◦	a refinancing term B-1 EUR facility in an aggregate principal amount of €661.7 million(the “Refinancing Term B-1 EUR Facility”);

◦
a refinancing term B-2 EUR facility in an aggregate principal amount of €324.2 million; (the Refinancing Term B-2 Facility” and together with the Refinancing Term B USD Facility and the Refinancing Term B-1 EUR Facility, the “Refinancing Facilities”).

The loans made under the Incremental Term A Facility have terms that are substantially identical to the existing Term Loan A Facility under the Credit Agreement except that the loans will mature on the date that is five years after October 28, 2016.
The loans under the Incremental Term B Facility and the Refinancing Facilities have substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental Agreement, except that, among other things: (i) the interest rate will be LIBOR plus an applicable margin of 2.50% with respect to the Refinancing Term B USD Facility and the Incremental Term B Facility and (ii) the LIBOR floor was reduced to 0.00%.
The proceeds of the Incremental Term A Facility and Incremental Term B Facility will be used by for general corporate purposes.
Business Combinations
P&G Beauty Brands Acquisition
On October 1, 2016, pursuant to the Transaction Agreement, we completed the Transactions and acquired the P&G Beauty Brands in order to further strengthen our position in the global beauty industry. The preliminary purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
We issued 409.7 million shares of common stock to the former holders of Galleria common stock, together with cash in lieu of fractional shares. Immediately after consummation of the Merger, approximately 54% of the fully-diluted shares of our common stock was held by pre-Merger holders of Galleria common stock, and approximately 46% of the fully-diluted shares of our common stock was held by pre-Merger holders of our common stock.
Galleria Credit Agreement
At the closing of the Transactions, we assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for the Galleria Senior Secured Credit Facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. At the closing of the Transactions, the Galleria Credit Agreement had $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility net of a discount, and $0.0 Galleria Revolving Facility as well as $2.5 in assumed fees. At the closing of the Transactions, the remaining loan commitments for the Galleria Term Loan A Facility expired.
The Galleria Credit Facility is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Acquisition of ghd
On October 17, 2016, we entered into a share purchase agreement (the “SPA”) to acquire ghd, which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances for approximately ₤420.0 million (approximately $510.0), subject to certain adjustments, in cash. The ghd acquisition is expected to further strengthen our professional hair category. In accordance with the terms of the SPA, at closing, we will acquire all of the issued shares in Lion/Gloria TopCo Limited, a private limited company organized under the laws of Jersey, which includes the net assets of ghd. The acquisition is expected to be funded with a combination of cash on hand and borrowings under available debt facilities. The closing of the transaction is subject to certain regulatory clearances and is expected to occur by the end of calendar year 2016.
Cash Flows

	Three Months Ended September 30,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash (used in) provided by operating activities	$(15.0)	$116.7
Net cash used in investing activities	(111.8)	(42.5)
Net cash provided by financing activities	131.4	6.6
Net cash (used in) provided by operating activities
 Net cash (used in) provided by operating activities was $(15.0) and $116.7 for the three months ended September 30, 2016 and 2015, respectively. The decrease in operating cashflows of $131.7 is primarily due to higher Acquisition-related costs and lower profitability.
Net cash used in investing activities
Net cash used in investing activities was $111.8 and $42.5 for the three months ended September 30, 2016 and 2015, respectively. The increase in cash outflows is primarily driven by higher cash payments for capital projects of $44.2 and restricted cash of $25.0 related to a deposit made to a restricted bank account to provide collateral for bank guarantees on rent, customs and duty accounts in anticipation of the closing of the Transactions.
Net cash provided by financing activities
Net cash provided by financing activities was $131.4 and $6.6 for the three months ended September 30, 2016 and 2015, respectively. The increase in financing cash inflows is primarily due to net proceeds from debt transactions of $93.3, offset by dividend payment of $92.4, and year over year increase of inflows of $119.4 related to fewer purchases of treasury shares.
Dividends
On August 1, 2016,we declared a cash dividend of $0.275 per share, or $93.4 on our Class A and Class B Common Stock, RSUs and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Class A and Class B Common Stock on August 11, 2016 and was recorded as a decrease to Additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of September 30, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016, and is recorded as Other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2016.
Share Repurchase
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed in tax matters agreement, dated October 1, 2016, between us and P&G entered into in connection with the acquisition of P&G Beauty Brands, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, and general market conditions. For the three months ended September 30, 2016, we have repurchased 1.4 million shares of our Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the three months ended September 30, 2016 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
Employee Benefit Plans
During the three months ended September 30, 2016, we made lump sum payments to certain U.S. Del Laboratories, Inc. pension plan participants totaling $13.5 to partially settle the plan’s obligation to these participants. Payments were made from the plan’s assets. We transferred the remainder of our obligation to a third-party insurance provider by purchasing annuity contracts in October 2016 contributing approximately $8.0 to effectuate the remainder of the U.S. Del Laboratories, Inc. pension plan settlement. We expect the termination of the plan will be completed during fiscal 2017 after we pay the remaining administrative costs of approximately $1.0.

Commitments and Contingencies
Noncontrolling Interests
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time.
In December 2014, we gave notice of intent to exercise our Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, we gave notice of intent to exercise our option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The noncontrolling interest holder indicated the desire to continue its participation and to retain an equity investment in the joint venture. The noncontrolling interest holder and we are exploring alternative options of restructuring the joint venture.
Redeemable Noncontrolling Interests
On February 12, 2016, we gave notice of intent to exercise our option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at an estimated purchase price of approximately $10.1 for the remaining 45% interest. The transaction was effective as of June 30, 2016 with the payment expected to be made during the second quarter of fiscal 2017. The $10.1 was recorded as a reduction to Redeemable noncontrolling interest in our Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests and as Accrued expenses and other current liabilities in our Consolidated Balance Sheets.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.0 and $4.6 as of September 30, 2016 and June 30, 2016, respectively.
Contractual Obligations
Our contractual obligations as of June 30, 2016 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. For the three months ended September 30, 2016, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue Recognition

•	Goodwill, Other Intangible Assets and Long-Lived Assets

•	Business Combinations

•	Inventory

•	Pension and Other Post-Employment Benefit Costs

•	Share-Based Compensation

•	Income Taxes
As of September 30, 2016, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2016 Form 10-K.
Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance, expected growth, our ability to support our planned business operations on a near- and long-term basis, mergers and acquisitions, divestitures, synergies or growth from acquisitions and our outlook for the second quarter of fiscal 2017, the second half of fiscal 2017 and all other future reporting periods. These statements are based on certain assumptions and estimates that we consider reasonable. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim” and similar words or phrases.
Reported results should not be considered an indication of future performance, and actual results may differ materially from the results predicted due to risks and uncertainties including:

•
our ability to achieve our global business strategy and compete effectively in the beauty industry, including successfully leveraging growth opportunities and addressing challenges inhibiting growth in our brand portfolio;

•
the integration of Galleria with our business, operations and culture and the ability to realize synergies and other potential benefits of the Transactions within the time frames currently contemplated, including planned organizational changes and their effects, diversion of management attention from existing core businesses, the impact of recent changes in management teams in our headquarters, regions and countries and addressing challenges in the Galleria business, particularly in mass retail;

•
our ability to successfully execute on our announced intent to divest or discontinue non-strategic brands which we expect to impact approximately 6 - 8% of our net revenues, including the Galleria brands, which we are targeting to complete in the next twelve months and the related risks, including an inability to identify suitable buyers, the effect of any post-closing claims for indemnification, the impact of any divestiture on our remaining business and potential diversion of significant financial, operational and managerial resources from existing operations;

•	our ability to successfully execute on our announced intent to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•	our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products;

•
our ability to identify suitable acquisition targets and managerial, integration, operational and financial risks associated with those acquisitions, including our acquisitions of Bourjois, the digital marketing company, the Brazil Acquisition and Galleria and the pending acquisition of ghd;

•
risks associated with acquisitions or other strategic transactions, including acquired liabilities and restrictions, retaining customers from businesses acquired, achieving any expected results or synergies from acquired businesses, complying with new regulatory frameworks, difficulties in integrating acquired businesses or implementing strategic transactions generally and risks associated with international acquisition transactions, including in countries where we do not currently have a material presence;

•
risks related to our international operations, including reputational, regulatory, economic and foreign political risks, such as the political instability in Eastern Europe and the Middle East, the debt crisis and the economic environment in Europe, including any potential impact of Brexit, and fluctuations in currency exchange rates;

•	dependence on certain licenses, entities performing outsourced functions and third-party suppliers;

•	our and our brand partners’ and licensors’ ability to obtain, maintain and protect the intellectual property rights used in our products and our abilities to protect our respective reputations;

•
our ability to implement the Acquisition Integration Program, the Organizational Redesign restructuring program and the Post-Merger Reorganization as planned and the success of the programs or any anticipated programs in delivering anticipated improvements and efficiencies;

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

•
restrictions imposed on us through the Coty Credit Agreement and the Galleria Credit Agreement, including as to the incurrence of additional debt, the granting of further security interests and the maintenance of certain financial ratios;

•	changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades to our information technology systems and failure by us to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information;

•	changes in laws, regulations and policies that affect our business or products;

•	our ability to attract and retain key personnel;

•
use of estimates and assumptions in preparing the financial statements, including with regard to revenue recognition, the market value of inventory and the fair value of acquired assets and liabilities associated with acquisitions;

•	risks associated with our non-U.S. joint ventures relating to control and decision-making, compliance, accounting standards, transparency and customer relations, among others;

•	market acceptance of new product introductions;

•	the illegal distribution and sale by third parties of counterfeit versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

All forward-looking statements made in this document are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such, and should only be viewed as historical data.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2017” refer to the fiscal year ending June 30, 2017. Any reference to a year not preceded by “fiscal” refers to a calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2016 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We have disclosed information about certain legal proceedings in the section entitled “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Fiscal 2016 Form 10-K”). Other than as disclosed below, there have been no subsequent material developments to these matters.
On June 28, 2013, the Company voluntarily disclosed to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Antiboycott Compliance (“OAC”) information relating to overall compliance with U.S. antiboycott laws by its majority-owned subsidiary in the UAE, including with respect to the former inclusion of a legend on invoices, confirming that the corresponding goods did not contain materials of Israeli origin. In October 2016, the Company settled this matter with the OAC for an immaterial amount.
Item 1A. Risk Factors.
The following discussion supplements and, where applicable, updates the discussion of risk factors that could adversely affect our business included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. You should consider the following risks and all of the other information in this Quarterly Report on Form 10-Q in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, may be materially and adversely affected. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries, including Galleria.
The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.
We face vigorous and increasing competition from companies throughout the world, including large multinational consumer products companies, private label brands and emerging companies. Some of our competitors have greater resources than we do or may be able to respond more effectively to changing business and economic conditions than we can. Competition in the beauty business is based on pricing of products, perceived value and quality of products, packaging and brands, innovation and new product introductions, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas or whether new competitors will emerge in the beauty business, including competitors who offer comparable products at more attractive prices. In particular, the fragrances segment in the U.S. is being influenced by new product introductions by diverse companies across several distribution channels and the nail category in the U.S. by lower cost brands that have increased pricing pressure and shifts in consumer preference away from certain traditional formulations. In addition, the hair color market is being influenced by new product introductions in the premium category.
Our ability to compete also depends on the continued strength of our products offering and brands, including the new products and brands we acquired in connection with the Transactions, the success of our marketing programs, the efficiency of our manufacturing facilities and distribution networks, our ability to maintain existing licenses and enter into new licenses and to protect our intellectual property, our ability to attract and retain key talent and other personnel, the success of recently acquisitions and any future acquisitions, our success in entering new geographies, product categories and distribution channels. In addition, further technological breakthroughs, new product offerings by competitors, the strength and success of our competitors’ marketing programs and targeted competition as we integrate the P&G Beauty Brands and challenges related to certain brands within our mass retail business may negatively impact our market share and impede our growth and the implementation of our business strategy. If we are unable to continue to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, results of operations and financial condition. In addition, in connection with the Transactions, we acquired professional and retail hair care brands, which are new product categories for us. There can be no assurance of our ability to effectively compete in these new categories.
Rapid changes in market trends and consumer preferences could adversely affect our financial results.
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to industry trends and to changes in consumer preferences for fragrances, color cosmetics, skin & body care and hair care products, consumer attitudes toward our industry and brands and changes in where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, achieve a favorable mix of products and refine our approach as to how and where we market and sell our products. Net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer tastes cannot be predicted with certainty and can change rapidly, which could impact demand for our products. Additionally, due to the increasing use of social and digital media by consumers and the speed by which information and opinions are shared, trends and tastes may continue to change even more quickly. Therefore, the positive or negative contribution of any of our products may change significantly from period to period. If we are unable to anticipate and respond to trends in the market for beauty and related products and changing consumer demands, our brand names and brand images may be impaired. Even if we react appropriately to changing trends and consumer preferences, consumers may consider our brand images to be outdated or associate our brands with styles that are no longer popular or trend-setting. Any of these outcomes could have a material adverse effect on our brands, business, financial condition and operating results.
Our success depends on our ability to achieve our global business strategy.
Our future growth, profitability and cash flows depend upon our ability to successfully implement our global business strategy, which includes leveraging the strength and scale of the combined company to create a new global leader and challenger in the beauty industry, and combining new organic growth opportunities with a well-targeted acquisition strategy, and is dependent upon a number of factors, including our ability to:

•	develop our power brand portfolio through branding, innovation and execution;

•	engage in strategic transactions to augment our brand portfolio;

•	execute any acquisitions efficiently and integrate businesses successfully, in particular in connection with realizing anticipated synergies from the Transactions;

•	identify and incubate new and existing brands with the potential to develop into global power brands;

•	innovate and develop new products that are appealing to the consumer;

•	extend our brands into the other segments of the beauty industry in which we compete and develop new brands;

•	acquire or enter into new licenses;

•	expand our geographic presence to take advantage of opportunities in developed and emerging markets;

•	continue to expand our distribution channels to increase market presence, brand recognition and sales;

•	expand margins through sales growth, the development of higher margin products and supply chain integration and efficiency initiatives;

•	optimize the efficiency of our marketing spend and in-store execution;

•	manage capital investments and working capital effectively to improve the generation of cash flow;

•
execute any divestitures or discontinuations of non-strategic brands efficiently, including our announced intent to divest or discontinue non-strategic brands which will impact approximately six to eight percent of our combined company net revenues; and

•	rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels.
There can be no assurance that we can successfully achieve any or all of the above elements of our global business strategy in the manner or time period that we expect. Our growth strategy, including our strategy with respect to Galleria, may place a strain on our management team, information systems, labor, manufacturing and distribution capacity and will require investments which may result in short-term costs without generating any current net revenues and, therefore, may be dilutive to our earnings, at least in the short term. We cannot give any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.
We may not realize the benefits that we expect from our Post-Merger Reorganization.
Following the close of the Transactions on October 1, 2016, we reorganized our business into three new divisions: Coty Luxury Division, Coty Consumer Beauty Division and Coty Professional Beauty Division (the “Post-Merger Reorganization”).
The successful implementation of our Post-Merger Reorganization presents significant organizational challenges and uncertainties and may also require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize in full the anticipated benefits from our Post-Merger Reorganization. Events and circumstances such as financial or strategic difficulties, unexpected employee turnover, delays and unexpected costs may occur that could result in us not realizing all of the anticipated benefits or us not realizing the anticipated benefits on our expected timetable. Any failure to implement the Post-Merger Reorganization in accordance with our expectations could adversely affect our business, results of operations and financial condition.
We may not be able to identify suitable acquisition targets or realize the full intended benefit of acquisitions we undertake.
During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. The assets we have acquired in the past several years represent a significant portion of our net assets, particularly the P&G Beauty Brands. We continue to seek financially accretive acquisitions that we believe strengthen our competitive position in our key segments or accelerate our ability to grow our emerging markets presence.
There can be no assurance that we will be able to continue to identify suitable acquisition candidates in the future or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions. For example, in fiscal 2014, despite efforts to organize the management team and introduce new product innovation, the execution of the brand revamp plan by the management team for TJoy did not gain expected results, resulting in TJoy performing below our expectations and impairments of trademarks. In June 2014, we made the decision to discontinue the TJoy brand. Similarly, philosophy earned lower net revenues than expected in the first fiscal year after its acquisition primarily due to delays in planned international distribution expansion, an innovation plan that was less successful than expected and a slowdown of brand sales momentum in certain key retailers, all of which also resulted in impairments of trademarks. See “-Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future” and “-The purchase price of future acquisitions may not be representative of the operations acquired.” Our failure to achieve intended benefits from any future acquisitions could cause a material adverse effect on our results, business or financial condition.
Our acquisition activities may present managerial, integration, operational and financial risks.
We completed the Brazil Acquisition in February 2016 and closed the Transactions in October 2016. In addition, we entered into a definitive agreement to acquire ghd in October 2016. Our acquisition activities expose us to certain risks, including diversion of management attention from existing core businesses.
Due to the Transactions, we have significantly more sales, assets and employees than we did prior to the Transactions. The integration process has required us to expand the scope of our operations and financial, accounting and control systems. Our management has been required to devote a substantial amount of time and attention to the process of integrating Galleria with our business operations, which has diverted attention from ongoing operations. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations may be materially adversely affected. In addition, the sale of a business or significant assets of a business may divert the attention of management, divert resources or disrupt the business or portion of the business being acquired, which may impact performance prior to, during and after the closing of acquisitions. Businesses acquired by us, including the P&G Beauty Brands, may be affected by such disruptions or diversion of attention or resources.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Acquisitions may be consummated on an accelerated basis and our due diligence may fail to identify all of the problems, liabilities or other challenges associated with an acquired business. In particular, we may not achieve some or any of the synergies that we expect to achieve in connection with the Transactions, which may materially adversely affect our business, financial condition and results of operations. If required, the financing for an acquisition could increase our indebtedness, dilute the interests of our stockholders or both. For example, in connection with the Transactions, pre-Merger holders of our stock were diluted to 46% of the fully diluted shares of stock immediately following the Merger. In addition, acquisitions of foreign businesses, such as the Brazil Acquisition, entail certain particular risks, including difficulties in markets and environments where we lack a significant presence, including inability to seize opportunities available in those markets in comparison to our global or local competitors and potential difficulty in complying with new regulatory frameworks. For example, our growth strategy may require us to seek market penetration through sales channels with which we are not familiar, which may be the dominant sales channels in the relevant geographies. To the extent we acquire businesses located in countries or jurisdictions with currencies other than the U.S. dollar, such as the Brazil Acquisition and the ghd acquisition, the U.S. dollar equivalent cost of the acquisition, as well as future profits and revenues, may be adversely impacted should exchange rates vary in unexpected ways.
We may experience difficulties in integrating newly acquired businesses, such as the difficulties we experienced in our acquisition of TJoy relating to the earlier than expected departure of key employees and transition to new leadership. Even if we are able to integrate our acquired businesses, such transactions involve the risk of unanticipated or unknown liabilities, including with respect to environmental and regulatory matters or any other acquired liabilities or restrictions. Our failure to successfully integrate any acquired business could have a material adverse effect on our business, financial condition and operating results.
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We, excluding Galleria, currently have offices in more than 35 countries and market, sell and distribute our products in over 130 countries and territories. Our growth strategy depends in part on our ability to grow in emerging markets. Our presence in such markets may also expand as a result of our acquisitions, including the Brazil Acquisition and the Transactions. Further, as a result of the Transactions, we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Our acquisitions and operations in some emerging markets may be subject to greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than are common in established areas. In addition, some of our recent acquisitions have required us to integrate non-U.S. companies that had not, until our acquisition, been subject to U.S. law or other laws to which we are subject. In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act or similar local anti-bribery laws. Although we have implemented policies, procedures and trainings designed to ensure compliance with anti-bribery laws, trade controls and economic sanctions, and similar regulations, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Failure by us and our subsidiaries to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our business, financial condition, cash flows and results of operations.
The U.S. has imposed export controls and economic sanctions that prohibit export or re-export of products subject to U.S. jurisdiction to specified end users and destinations, and/or prohibit U.S. companies and other U.S. persons from engaging in business activities with certain persons, entities, countries or governments that it determines are adverse to U.S. foreign policy interests, including Iran and Syria. In 2012, we voluntarily reported potential violations of these sanctions by our majority-owned subsidiary in the UAE to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (the “OEE”) and the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”). The OEE issued a warning letter to us, and OFAC issued a cautionary letter, which does not preclude OFAC from taking further action if we violate OFAC administered sanctions in the future. Additionally, under U.S. law, U.S. companies and their controlled-in-fact foreign subsidiaries and affiliates are prohibited from participating in unsanctioned foreign boycotts, including the Arab League boycott of Israel. In 2012, we voluntarily disclosed to the U.S. Department of Commerce, Bureau of Industry and Security, Office of Antiboycott Compliance (“OAC”) that the same majority-owned subsidiary in the UAE may have violated these regulations. In October 2016, we settled this matter with the OAC for an immaterial amount. We may experience reputational harm and increased regulatory scrutiny, and the U.S. may impose additional sanctions at any time on other countries where we sell our products. If so, our existing activities may be adversely affected, or we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed.
We have announced our intent to divest or discontinue certain of our brands. Any divesture or discontinuance involves risks, and decisions to divest or discontinue brands may adversely affect our business, results of operations and financial condition.
We have announced our intent to divest or discontinue non-strategic brands which we expect to impact approximately 6 - 8% of our net revenues, including the Galleria brands, which we are targeting to announce by the end of fiscal 2017. If and when we decide to divest or discontinue these brands, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely or on commercially reasonable terms. If we decide to divest or discontinue certain brands, we cannot be sure of the effect such divestiture or discontinuance would have on the performance of our remaining business or of the expected success, timing or costs relating to such divestiture or discontinuance, including the effect of any post-closing claims for indemnification. Activities associated with any divestiture or discontinuance may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.

If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
Our intellectual property is a valuable asset of our business. For example, the market for our products depends to a significant extent upon the value associated with our product innovations and our owned and licensed brands. Although certain of our intellectual property is registered in the U.S. and in several of the foreign countries in which we operate, there can be no assurances with respect to the rights associated with such intellectual property in those countries, including our ability to register, use or defend key trademarks. We rely on a combination of trademark, trade dress, patent, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. However, these laws, procedures and restrictions provide only limited and uncertain protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated, including by counterfeiters as discussed under “-The illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products could have a negative impact on our reputation and business,” which could adversely affect our competitive position or ability to sell our products. In addition, our intellectual property portfolio in many foreign countries is less extensive than our portfolio in the U.S., and the laws of foreign countries, including many emerging markets in which we operate, such as China, may not protect our intellectual property rights to the same extent as the laws of the U.S. The costs required to protect our trademarks and patents may be substantial.
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
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower, and may impact sales of our products. For example, our net revenues declined in the 2008-09 economic downturn, and our fiscal 2014 net revenues were affected by a slowdown in the U.S. beauty market in the segments in which we compete, particularly in the mass channel. Global events beyond our control may impact our business, operating results and financial condition. For example, the U.K. recently held a referendum in which a majority of voters voted to exit the European

Union, which caused significant volatility in the financial markets. See “-The U.K.’s impending departure from the European Union could have a material adverse effect on us.”
Weak economic environments in Europe, China, the U.S. and elsewhere could affect the demand for our products and may result in longer sales cycles, slower acceptance of new products and increased competition for sales. For example, the weak economic environment in the U.S. and Europe has contributed to declines in the fragrances segment and nail category in the combined region. Deterioration of economic conditions in Europe or elsewhere could also impair collections on accounts receivable. In addition, sudden disruptions in business conditions, for example, as a consequence of events such as a pandemic, or as a result of a terrorist attack, retaliation or the threat of further attacks or retaliation, or as a result of adverse weather conditions or climate changes, can have a short- and, sometimes, long-term impact on consumer spending. Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling have impacted our travel retail business, and may continue to do so in the future. A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies where our travel retail business is located could adversely affect our net revenues and profitability.
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
We remain dependent upon others for our financing needs, and our debt agreements contain restrictive covenants. The Coty Credit Agreement, as amended by the Incremental Credit Agreement (each as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Debt”) and the Galleria Credit Agreement (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Debt”) each contain covenants that could constrain execution of our business strategy and growth plans. These covenants include requiring us to maintain specific financial ratios and impose certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, affiliate transactions, indebtedness and changes of control. Should we decide to pursue an acquisition that requires financing that would result in a violation of our existing debt covenants, refusal of our current lenders to permit waivers or amendments to our existing covenants could delay or prevent consummation of our acquisition plans. In addition, each of the Coty Credit Agreement and the Galleria Credit Agreement impose certain restrictions on our ability to declare and pay dividends and other distributions, and there is no guarantee that we will be able to declare and pay dividends or other distributions in the future. The Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility (each as defined above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Debt”) under the Coty Credit Agreement, as amended by the Amendment, will expire in October 2020, October 2020 and October 2022, respectively and the Galleria Credit Agreement will expire in January 2023. There is no assurance that alternative financing or financing on as favorable terms will be found when these agreements expire.

Furthermore, our ability to make scheduled payments under, or to refinance, our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to specified financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Since our debt agreements restrict our ability to dispose of assets, we may not be able to consummate such dispositions, and this could result in our inability to meet our debt service obligations.
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
We operate on a global basis, and the majority of our fiscal 2016 net revenues (excluding Galleria) were generated outside the U.S. We, excluding Galleria, maintain offices in over 35 countries and have key operational facilities located outside the U.S. that manufacture, warehouse or distribute goods for sale throughout the world. We In addition, during fiscal 2016, the Brazil Acquisition enhanced our footprint in Brazil. Non-U.S. operations are subject to many risks and uncertainties, including:

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

Substantially all of our cash and cash equivalents that result from these earnings remain outside the U.S. As of June 30, 2016, 2015 and 2014, our cash and cash equivalents in foreign operations (excluding Galleria) included $364.8 million, $337.7 million and $1.233 billion, or 98%, 99% and 99.6% of aggregate cash and cash equivalents, respectively.
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
Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the euro, the British pound, the Polish zloty, the Russian ruble, the Australian dollar and the Canadian dollar and may be exposed to other currencies due to the Transactions. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our financial condition and results of operations.
Our failure to protect our reputation, or the failure of our partners to protect their reputations, could have a material adverse effect on our brand images.
Our ability to maintain our reputation is critical to our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Similarly, following the close of the Transactions and, in particular, during the transition services period, our reputation could be jeopardized if P&G fails to maintain product quality and integrity standards that impact P&G Beauty Brands. Any negative publicity about these types of concerns may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, including applicable U.S. trade sanctions, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. See “-Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.”. We are also dependent on the reputations of our brand partners and licensors, which can be affected by matters outside of our control. Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

We rely on brand licensors to manage and maintain their brands, and there is no guarantee that the licensors will maintain their celebrity status or positive association among the consumer public.
We rely on our brand licensors to manage and maintain their brands. Many of these brand licenses are with celebrities whose public personae we believe are in line with our current business strategy. Since we do not maintain control over such celebrities’ brand and image, however, they are subject to change at any time without notice, and there can be no assurance that these celebrity licensors will maintain the appropriate celebrity status or positive association among the consumer public to maintain sales of products bearing their names and likeness at the projected sales levels. As a result of the Transactions, certain brand licensors related to the P&G Beauty Brands may wish to renegotiate or terminate their agreements given management change. Similarly, since we are not responsible for the brand or image of our designer licensors, sales of related products or projected sales of related products could suffer if the designer suffers a general decline in the popularity of its brands due to mismanagement, changes in fashion or consumer preferences, or other factors beyond our control.
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
The retail industry, particularly in the U.S. and Europe, has continued to experience consolidation and other ownership changes, and the business environment for selling fragrances, color cosmetics, skin & body care and hair care products may change further. During the last several years, significant consolidation in the retail industry has occurred. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on key retailers that control a higher percentage of retail locations, including large-format retailers and consolidated entities that own retail chains in both the mass and prestige distribution channels, which have increased their bargaining strength. Major retailers may, in the future, continue to consolidate, undergo restructuring or realign their affiliations, which could decrease the number of stores that sell our products or increase ownership concentration within the retail industry. Further business combinations among retailers may impede our growth and the implementation of our business strategy. In addition, the highly competitive U.S. discount and drug store environment has resulted in financial difficulties and store closings for a number of retailers, several of whom have liquidated or been acquired as a result. During the first half of fiscal 2014, retailers, particularly in North America, reduced to a substantial extent their inventories of products, including our products. In fiscal 2016, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets, including the U.S.
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
As the retail industry changes, consumers may prefer to purchase their fragrances, cosmetics and hair care products from other distribution channels than those we use, and we may not be as successful in penetrating those channels as we currently are in other channels, or as successful as our competitors are. For example, we have historically not sold products through the direct sales channel in the markets where it is significant, and we are less experienced in e-commerce, direct response and door-to-door than in our more traditional distribution channels. Assuming e-commerce, direct response and door-to-door sales continue to grow worldwide, we will need to continue to develop strategies for these channels in order to remain competitive. If we are not successful in the direct sales channel, we may experience lower than expected revenues or be required to recognize impairments. See “-Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.”
In addition, as we expand into new markets and product offerings, such as salon products, other distribution channels that we do not utilize may be more significant. Although we have been able to recognize and adjust to many such changes in the retail industry to date, we can make no assurance as to our ability to make such adjustments in the future or the future effect of any such changes, including any potential material adverse effect such changes could have on our business, results of operations and financial condition. This concern is also valid with respect to new markets with which we are less familiar.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. There are further risks associated with the information systems of companies we acquire, both in terms of systems compatibility, level of security and functionality. It may cost us significant money and resources to address these risks and we may fail to address them successfully, adversely impacting our financial condition, results of operations and cash flows.
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
From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications and roll-outs. These projects are subject to cost overruns and delays. Not only could these cost overruns and delays impact our financial statements but a delay in the completion of a needed IT project could adversely impact our ability to run our business and make fully informed decisions.

Our success depends, in part, on our employees, including our key personnel.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including changes in accounting standards, tax laws and regulations, environmental or climate change laws, restrictions or requirements related to product content, labeling and packaging, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, could adversely affect our financial results. See “-The U.K.’s impending departure from the European Union could have a material adverse effect on us”.
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
In addition, as a result of the Transactions, we operate in a new category, hair care. There can be no assurance that we will favorably execute on all elements required for introduction of the new category and new product offerings.
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
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part II, Item 1 of this report. We are under the jurisdiction of regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties or the assertion of private litigation claims and damages. Since closing the Transactions in October 2016, we are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Brands, and soon likely relating to ghd, that were previously outside our control and that we are now independently assessing. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.
Our stock repurchase program could affect our stock price and increase stock price volatility, and may be discontinued at any time, which may result in a decrease in the trading price of our stock.
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, could affect our stock price and increase volatility. For a two-year period following the closing of the Transactions, we are subject to restrictions in repurchasing our stock. See “−We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.” In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions.

If the Distribution (as defined below) does not qualify as a tax-free transaction under sections 355 or 368(a)(1)(D) of the Code or the Merger does not qualify as a tax-free “reorganization” under section 368(a) of the Code, including as a result of actions taken in connection with the Distribution or the Merger or as a result of subsequent acquisitions of Company, P&G or Galleria Company common stock, then P&G and its shareholders may incur substantial U.S. federal income tax liability, and we may have substantial indemnification obligations to P&G under the Tax Matters Agreement.
In connection with the closing of the Transactions on October 1, 2016, we and P&G received written opinions from special tax counsel regarding the intended tax treatment of the Merger, and P&G received an additional written opinion from special tax counsel regarding the intended tax treatment of the Distribution. The opinions were based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by us, P&G, Galleria Company and Green Acquisition Sub Inc. (“Merger Sub”) which, if incorrect or inaccurate in any material respect, could jeopardize the conclusions reached by special tax counsel in their opinions. We are not aware of any facts or circumstances that would cause the assumptions or representations to be relied upon in the above-described tax opinions to be untrue or incomplete in any material respect or that would preclude any of us, P&G, Galleria Company or Merger Sub from complying with all applicable covenants. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete or any applicable covenant to be satisfied in all material respects, could adversely affect the conclusions reached by counsel. Furthermore, it should be noted that there is a lack of binding administrative and judicial authority addressing the tax-free treatment of transactions substantially similar to the distribution by P&G of its shares of Galleria Company common stock to P&G shareholders by way of an exchange offer (the “Distribution”) and the Merger, the opinions will not be binding on the IRS or a court, and the IRS or a court may not agree with the opinions. As a result, while it is impossible to determine the likelihood that the IRS or a court could disagree with the conclusions of the above-described opinions, the IRS could assert, and a court could determine, that the Distribution and Merger should be treated as taxable transactions.
If, notwithstanding the receipt of the above-described opinion received by P&G, the Distribution is determined to be a taxable transaction, each P&G shareholder who receives shares of Galleria Company common stock in the Distribution would generally be treated as recognizing taxable gain equal to the difference between the fair market value of the shares of Galleria Company common stock received by the shareholder and its tax basis in the shares of P&G common stock exchanged therefor. Additionally, in such case, P&G would generally recognize taxable gain equal to the excess of the fair market value of the assets transferred to Galleria Company plus liabilities assumed by Galleria Company over P&G’s tax basis in those assets, and this would likely produce substantial income tax adjustments to P&G.
Even if the Galleria Transfer (as used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Brands by P&G to Galleria Company in exchange for Galleria Company common stock, any distribution to P&G of a portion of the amount calculated pursuant to the Transaction Agreement for the recapitalization of Galleria Company and the assumption of certain liabilities related to P&G Beauty Brands, in each case in accordance with the Transaction Agreement) and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria Company was acquired (including, in the latter case, through the acquisition of our stock in or after the Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of our common stock, P&G common stock or Galleria Company common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we, P&G or Galleria Company may be able to rebut that presumption. While the Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders held over 54% of our outstanding common stock immediately following the Merger. However, if the IRS were to determine that other acquisitions of our shares of stock, P&G common stock or Galleria Company common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria Company common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution, which generally causes a deemed sale of Galleria Company’s assets upon a taxable Distribution. In such case, to the extent that P&G is responsible for the resulting transaction taxes, we generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria Company’s assets as a result of the protective election under section 336(e) of the Code taking effect.
Under the Tax Matters Agreement, we and each of our consolidated subsidiaries, including Galleria Company after the consummation of the Merger (the “Coty Group”), are required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Distribution were taxable to P&G as a result of the acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement. In addition, the Coty Group is required to indemnify P&G for any tax liabilities resulting from the failure of the Merger to qualify as a reorganization under section 368(a) of the Code or the failure of the Distribution to qualify as a tax-free reorganization under sections 355 and 368(a) of the Code (including, in each case, failure to so qualify under a similar provision of state or local law) to the extent that such failure is attributable to a breach of certain representations and warranties by us or certain actions or omissions of the Coty Group. Tax-related losses attributable both to actions or omissions by the Coty Group, on the one hand, and certain actions or omissions by P&G, on the other hand, would be shared according to the relative fault of us and P&G. If the Coty Group is required to indemnify P&G in the event of a taxable Distribution, this indemnification obligation would be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations. Except as described above, P&G would not be entitled to indemnification under the Tax Matters Agreement with respect to any taxable gain recognized in the Distribution. To the extent that we have any liability for any taxes of P&G, Galleria Company or any of their affiliates with respect to the Transactions that do not result from actions or omissions for which the Coty Group is liable as described above, P&G must indemnify us for such tax-related losses.
We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.
The Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub requires that we and Galleria Company, for a two-year period following the closing of the Merger, generally avoid taking certain actions. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in us is acquired or that could otherwise cause the Distribution, Merger and/or certain related transactions to become taxable to P&G. Unless we deliver an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause certain of the transactions contemplated under the Transaction Agreement to become taxable, or P&G otherwise consents to the action, we and Galleria Company are each generally prohibited or restricted during the two-year period following the closing of the Merger from:

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
Under the Tax Matters Agreement, we and our affiliates are required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Galleria Transfer, taken together with the Distribution, fails to qualify for tax-free treatment as a result of the direct or indirect acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement.
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

We have incurred significant costs associated with the Transactions that could affect our period-to-period operating results following the completion of the Transactions.
At the time of announcement of the Transactions in July 2015, we anticipated that we would incur charges of an aggregate of approximately $500 million and capital expenditures of approximately $400 million as a result of costs associated with the Transactions. We currently anticipate that we will incur a total of approximately $1.2 billion of operating expenses and capital expenditures of approximately $500 million. Some of the factors affecting the costs associated with the Transactions include the timing of the completion of the Transactions, the resources required in integrating Galleria with our existing businesses and the length of time during which transition services are provided to us by P&G. We expect to exit our transition services agreement with P&G in three stages, starting in spring of 2017 and do not expect to complete these transitions until the end of calendar year 2017. We give no assurance that we will be able to successfully manage integration and operation of the P&G Beauty Brands business thereafter, either of which could increase costs and management distraction. The amount and timing of this charge and management distraction could adversely affect our liquidity, cash flows and period-to-period operating results, which could result in a reduction in the market price of shares of our common stock.
Our brand licenses may be terminated if specified conditions are not met.
Our brand licenses run for varying periods with varying renewal options and may be terminated if certain conditions, such as royalty payments, are not met. These brand licenses impose various obligations on us and Galleria which we believe are common to many licensing relationships in the beauty industry. These obligations include:

•	paying annual royalties on net sales of the licensed products;

•	maintaining the quality of the licensed products and the image of applicable trademarks;

•	permitting the licensor’s involvement in and, in some cases, approval of advertising, packaging and marketing plans relating to the licensed products;

•	maintaining minimum royalty payments and/or minimum sales levels for the licensed products;

•	actively promoting the sales of the licensed products;

•	spending a certain amount of net sales on marketing and advertising for the licensed products;

•	maintaining the integrity of the specified distribution channel for the licensed products;

•	expanding the sales of the licensed products and/or the markets in which they are sold;

•	agreeing not to enter into licensing arrangements with competitors of certain of our licensors;

•	indemnifying the licensor in the event of product liability or other claims related to our products;

•	limiting assignment and sub-licensing to third parties without the licensor’s consent; and

•	in some cases, requiring notice to, or approval by, the licensor of certain changes in control as a condition to continuation of the license.
If we breach any of these obligations or any other obligations set forth in any of these brand license agreements, our rights under the applicable brand license agreements could be terminated, which could have a material adverse effect on our business, financial condition and results of operations.
We are no longer a “controlled company” within the meaning of the New York Stock Exchange rules, however, we are permitted to rely on exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to those requirements.
Until October 2016, JABC beneficially owned a majority of the voting power of our outstanding stock. As a result, we were a “controlled company” within the meaning of NYSE corporate governance standards, and we are not required to comply with certain NYSE corporate governance standards, including that our compensation committee consist entirely of independent directors, until September 30, 2016. Accordingly, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

JABC is a significant shareholder of the Company, owning approximately 36% of the fully diluted shares of Class A Common Stock following the close of the Transactions, and will have the ability to exercise significant influence over decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
Prior to the close of the Transactions, we were controlled by JABC, Lucresca and Agnaten. Lucresca and Agnaten indirectly share voting and investment control over the shares of the Class A Common Stock held by JABC. Following the completion of the Transactions, JABC remains our largest stockholder, owning approximately 36% of the fully diluted shares of Class A Common Stock following the close of the Transactions. As a result, JABC, Lucresca and Agnaten continue to have the ability to exercise significant influence over decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets.
JABC’s interests may be different from or conflict with the interests of our other shareholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to repurchases of shares of our Class A Common Stock that settled during the fiscal quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
July 1, 2016 - July 31, 2016	1,243,937	$26.38	1,243,937	$400,243,447.40
August 1, 2016 - August 31, 2016	2,754,110(c)	$27.93	130,010	$396,764,479.13
September 1, 2016 - September 30, 2016	—	—	—	$396,764,479.13
Total	3,998,047	$27.45	1,373,947	$396,764,479.13

(a) Includes fees and commissions.
(b) 1,373,947 shares of Class A Common Stock were purchased for approximately $36.3 million under our $500.0 million share repurchase program (the “Repurchase Program”) publicly announced on February 4, 2016. All repurchases were made using cash resources. No time has been set for the completion of the Repurchase Program, and the Repurchase Program may be suspended or discontinued at any time. The timing and exact amount of any repurchases will depend on various factors, including ongoing assessments of the capital needs of our business, the market price of our Class A Common Stock, and general market conditions. The Repurchase Program may be executed through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. As of September 30, 2016, $396.8 million of authorized purchases remained under the Repurchase Program.
(c) 2,624,100 shares of Class A Common Stock were purchased by JABC in the open market for approximately $73.4 million.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1		Side Letter, dated September 13, 2016, between Coty Inc. and The Procter & Gamble Company
10.2
Credit Agreement, dated January 26, 2016, among Galleria Co., as initial borrower, the other borrowers from time to time party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.4 of Galleria Co.’s Registration Statement on Form S-4 filed on April 22, 2016)

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

COTY INC.

Date: November 9, 2016	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)