Form 10-Q
period 2016-12-31
COTY INC.
filed 2017-02-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
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

At February 6, 2017, 747,117,746 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net revenues	$2,296.7	$1,210.5	$3,376.9	$2,322.8
Cost of sales	892.3	467.7	1,337.1	911.4
Gross profit	1,404.4	742.8	2,039.8	1,411.4
Selling, general and administrative expenses	1,170.2	515.4	1,649.1	999.7
Amortization expense	95.2	18.9	116.4	38.1
Restructuring costs	15.8	10.6	23.2	72.7
Acquisition-related costs	135.9	45.5	217.4	61.3
Asset impairment charges	—	—	—	5.5
Operating (loss) income	(12.7)	152.4	33.7	234.1
Interest expense, net	57.9	14.6	98.3	30.6
Loss on early extinguishment of debt	—	3.1	—	3.1
Other (income) expense, net	(0.6)	24.1	0.7	23.8
(Loss) income before income taxes	(70.0)	110.6	(65.3)	176.6
(Benefit) provision for income taxes	(122.1)	13.0	(127.2)	(54.1)
Net income	52.1	97.6	61.9	230.7
Net income attributable to noncontrolling interests	2.5	5.3	10.7	9.7
Net income attributable to redeemable noncontrolling interests	2.8	3.3	4.4	6.3
Net income attributable to Coty Inc.	$46.8	$89.0	$46.8	$214.7
Net income attributable to Coty Inc. per common share:
Basic	$0.06	$0.26	$0.09	$0.61
Diluted	0.06	0.25	0.09	0.59
Weighted-average common shares outstanding:
Basic	746.6	345.0	539.8	352.5
Diluted	752.4	354.3	545.8	362.0

Cash dividend declared per common share	$0.125	$—	$0.400	$0.250

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$52.1	$97.6	$61.9	$230.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(90.4)	(1.6)	(96.3)	(18.8)
Net unrealized derivative gains on cash flow hedges, net of taxes of $(8.8) and $0.1 and $(8.7) and $(0.7) during the three and six months ended, respectively	33.4	2.8	41.9	7.3
Pension and other post-employment benefits (losses) adjustment, net of tax of ($5.0) and nil, and ($5.8) and $0.1 during the three and six months ended, respectively	4.9	—	10.1	0.2
Total other comprehensive (loss) income, net of tax	(52.1)	1.2	(44.3)	(11.3)
Comprehensive income	—	98.8	17.6	219.4
Comprehensive income attributable to noncontrolling interests:
Net income	2.5	5.3	10.7	9.7
Foreign currency translation adjustment	(0.5)	0.2	(0.5)	(0.3)
Total comprehensive income attributable to noncontrolling interests	2.0	5.5	10.2	9.4
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	2.8	3.3	4.4	6.3
Foreign currency translation adjustment	—	(0.1)	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	2.8	3.2	4.4	6.3
Comprehensive (loss) income attributable to Coty Inc.	$(4.8)	$90.1	$3.0	$203.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$939.2	$372.4
Trade receivables—less allowances of $67.7 and $35.2, respectively	1,450.3	682.9
Inventories	1,014.8	565.8
Prepaid expenses and other current assets	353.2	206.8
Deferred income taxes	151.8	110.5
Total current assets	3,909.3	1,938.4
Property and equipment, net	1,418.7	638.6
Goodwill	7,390.1	2,212.7
Other intangible assets, net	8,816.6	2,050.1
Deferred income taxes	71.5	15.7
Other noncurrent assets	284.8	180.1
TOTAL ASSETS	$21,891.0	$7,035.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,401.0	$921.4
Accrued expenses and other current liabilities	1,520.6	748.4
Short-term debt and current portion of long-term debt	186.7	161.8
Income and other taxes payable	20.8	18.7
Deferred income taxes	8.7	4.9
Total current liabilities	3,137.8	1,855.2
Long-term debt, net	6,308.4	3,936.4
Pension and other post-employment benefits	589.2	230.6
Deferred income taxes	1,611.4	339.2
Other noncurrent liabilities	363.1	233.8
Total liabilities	12,009.9	6,595.2
COMMITMENTS AND CONTINGENCIES (Note 21)
REDEEMABLE NONCONTROLLING INTERESTS	70.9	73.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 2.7 and 1.7 issued and outstanding, respectively, at December 31, 2016 and June 30, 2016	—	—
Class A Common Stock, $0.01 par value; 1,000.0 and 800.0 shares authorized, 812.0 and 138.7 issued, respectively, and 747.0 and 75.1 outstanding, respectively, at December 31, 2016 and June 30, 2016	8.1	1.4
Class B Common Stock, $0.01 par value; 0.0 and 262.0 shares authorized, 0.0 and 262.0 issued and outstanding, respectively, at December 31, 2016 and June 30, 2016	—	2.6
Additional paid-in capital	11,500.5	2,038.4
Accumulated deficit	9.8	(37.0)
Accumulated other comprehensive loss	(283.5)	(239.7)
Treasury stock—at cost, shares: 65.0 and 63.6 at December 31, 2016 and June 30, 2016, respectively	(1,441.8)	(1,405.5)
Total Coty Inc. stockholders’ equity	9,793.1	360.2
Noncontrolling interests	17.1	6.9
Total equity	9,810.2	367.1
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$21,891.0	$7,035.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for business combination			409.7	4.1			9,624.5					9,628.6		9,628.6
Issuance of Preferred Stock	1.0	—
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)						—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			1.6	—			13.6					13.6		13.6
Share-based compensation expense							8.9					8.9		8.9
Dividends							(187.3)					(187.3)		(187.3)
Net income								46.8				46.8	10.7	57.5	4.4
Other comprehensive income									(43.8)			(43.8)	(0.5)	(44.3)
Distribution to noncontrolling interests, net							—					—		—	(3.5)
Adjustment of redeemable noncontrolling interests to redemption value							2.4					2.4		2.4	(2.4)
Adjustment to repurchase of redeemable noncontrolling interests															(0.9)
BALANCE—December 31, 2016	2.7	$—	812.0	$8.1	—	$—	$11,500.5	$9.8	$(283.5)	65.0	$(1,441.8)	$9,793.1	$17.1	$9,810.2	$70.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2015
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Cancellation of Preferred Stock	(0.2)						(0.1)					(0.1)		(0.1)
Purchase of Class A Common Stock										25.9	(727.9)	(727.9)		(727.9)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted share units			2.0	0.1			20.0					20.1		20.1
Series A Preferred share-based compensation expense							0.5					0.5		0.5
Share-based compensation expense							11.6					11.6		11.6
Dividends ($0.25 per common share)							(89.6)					(89.6)		(89.6)
Net income								214.7				214.7	9.7	224.4	6.3
Other comprehensive loss									(11.0)			(11.0)	(0.3)	(11.3)	—
Distribution to noncontrolling interests, net													(10.7)	(10.7)	(6.6)
Adjustment of redeemable noncontrolling interests to redemption value							3.9					3.9		3.9	(3.9)
BALANCE—December 31, 2015	1.7	—	136.0	$1.4	262.0	$2.6	$2,004.5	$20.8	$(285.0)	61.1	$(1,338.5)	$405.8	$13.6	$419.4	$82.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61.9	$230.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	230.3	112.9
Asset impairment charges	—	5.5
Deferred income taxes	(111.2)	(92.0)
Provision for bad debts	5.8	1.6
Provision for pension and other post-employment benefits	28.5	6.1
Share-based compensation	9.1	12.0
Loss on early extinguishment of debt	—	3.1
Other	(2.7)	25.6
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(293.7)	(45.7)
Inventories	103.3	35.1
Prepaid expenses and other current assets	22.6	19.6
Accounts payable	322.6	64.7
Accrued expenses and other current liabilities	369.8	122.7
Income and other taxes payable	(59.0)	(29.2)
Other noncurrent assets	11.4	6.5
Other noncurrent liabilities	(35.3)	37.9
Net cash provided by operating activities	663.4	517.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(198.2)	(78.3)
Payment for business combinations, net of cash acquired	(143.8)	(447.3)
Payments related to loss on foreign currency contracts	—	(18.1)
Net cash used in investing activities	(342.0)	(543.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	5.6	12.9
Repayments of short-term debt, original maturity more than three months	(5.8)	(14.4)
Net (repayments) proceeds from short-term debt, original maturity less than three months	(39.5)	(15.9)
Proceeds from revolving loan facilities	934.4	1,035.0
Repayments of revolving loan facilities	(1,384.4)	(490.0)
Proceeds from term loans	1,075.0	2,979.6
Repayments of term loans	(55.7)	(2,475.0)
Dividend paid	(185.8)	(89.0)
Net proceeds from issuance of Class A Common Stock and related tax benefits	13.6	20.1
Payments for purchases of Class A Common Stock held as Treasury Stock	(36.3)	(727.9)
Net proceeds from foreign currency contracts	14.8	31.0
Purchase of additional noncontrolling interests	(9.8)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(3.5)	(18.8)
Payment of deferred financing fees	(23.4)	(53.7)
Net cash provided by financing activities	299.2	193.9
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(28.8)	(25.9)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	591.8	141.4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	372.4	341.3
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$964.2	$482.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$79.5	$29.9
Cash paid during the period for income taxes, net of refunds received	38.4	59.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$56.2	$31.5
Non-cash Common Stock issued for business combination	9,628.6	—
Non-cash debt assumed for business combination	1,941.8	—
Non-cash capital contribution associated with special share purchase transaction	—	13.8

See notes to Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products. Coty is a global beauty company and a new leader and challenger in the beauty industry.
On October 1, 2016, the Company completed its acquisition of certain assets and liabilities related to The Procter & Gamble Company’s (“P&G”) global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (the “P&G Beauty Business”). The P&G Beauty Business manufactures, markets and sells various branded beauty products globally including professional and retail hair care, coloring and styling products, fine fragrances and color cosmetics primarily through salons, mass merchandisers, grocery stores, drug stores, department stores and distributors. Refer to Note 3—Business Combinations.
After the closing of the P&G Beauty Business acquisition, the Company reorganized its business into three new divisions: the Luxury division, focused on prestige fragrances and premium skin care; the Consumer Beauty division, focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care; and the Professional Beauty division, focused on hair and nail care products for professionals. In this new organizational structure, each division has full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The three divisions also comprise the Company’s operating and reportable segments.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2016. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2016 and June 30, 2016, the Company had restricted cash of $25.0 and $0.0, respectively, classified as Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The restricted cash balance as of December 31, 2016 provides collateral for bank guarantees on rent, customs and duty accounts for the Company’s Professional Beauty division. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Condensed Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets.

	December 31, 2016	June 30, 2016
Cash and cash equivalents	$939.2	$372.4
Restricted cash included in Prepaid expenses and other current assets	25.0	—
Cash, cash equivalents, and restricted cash	$964.2	$372.4
Customer Loans
Following the closing of the P&G Beauty Business acquisition, the Company now provides loans to certain customers to help finance salon openings, renovations and other improvements. In exchange for this financing, customers become contractually obligated to purchase products from the Company. Certain customer loans may be provided at favorable rates, including interest-free or with below-market interest rates. Customer loans are initially recorded at fair value not to exceed the face value of the loan. The fair value is based on a market based measurement using published market interest rates in the country of loan origin. The difference between the face value (generally the amount advanced) and fair value of the loan at origination is reported as a reduction in net sales in the Condensed Consolidated Statements of Operations. The value of the loan after initial recognition is reduced for principal repayments, net of any allowances for uncollectibility. Customer loan payments are allocated between principal and related interest, as appropriate. Payments are received either in the form of scheduled cash payments or via partial or complete offset against rebates or other allowances earned by customers from product purchases. Allowances for uncollectible loans are recorded based on management’s assessment of objective evidence of potential uncollectibility. The portion of customer loans due within one year, net of an allowance for uncollectible loans was $15.8 as of December 31, 2016 and is recorded within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. The portion of customer loans due in greater than one year, net of an allowance for uncollectible loans was $34.2 as of December 31, 2016 and is recorded within Other noncurrent assets in the Condensed Consolidated Balance Sheet.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share-based compensation, the fair value of the Company’s reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes and pension and post-employment benefits. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Recently Adopted Accounting Pronouncements
In November 2016, the FASB issued authoritative guidance amending the classification and presentation of restricted cash on the statement of cash flows. The amendments will require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this guidance in the second quarter of fiscal 2017 and has applied a retrospective transition method for each period presented. Accordingly, restricted cash and restricted cash equivalents has been reclassified as a component of Cash, cash equivalents, and restricted cash in the Condensed Consolidated Statement of Cash Flows for all periods presented.

In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance as of the first quarter ended September 30, 2016. With respect to the Company’s Revolving Credit Facility (as defined in Note 9 - Debt), the Company has elected to classify unamortized debt issuance costs within the liability section of the balance sheet (as a contra-liability). In circumstances where the unamortized debt issuance costs exceeds the outstanding balance of the Coty Revolving Credit Facility or the Galleria Revolving Credit Facility, the amount of unamortized debt issuance costs exceeding the outstanding balance will be reclassified to assets. The Company has applied the change in accounting principle with retrospective application to prior periods. As such, the amounts previously reported as Other noncurrent assets and Long-term debt, net in the Condensed Consolidated Balance Sheet as of June 30, 2016 were decreased by $64.6, respectively, for the reclassification of debt issuance costs from assets to liabilities. The change in accounting principle does not have an impact on the Company’s Condensed Consolidated Statements of Operations, Statements of Cash Flows and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
In April 2015, the FASB issued authoritative guidance to clarify the accounting treatment for fees paid by a customer in cloud computing arrangements. Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The revised guidance will not change a customer’s accounting for service contracts. The Company adopted this guidance as of the first quarter ended September 30, 2016 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued authoritative guidance that simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under this amendment, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. Early adoption is permitted and the amendment will be effective for the Company in fiscal 2021. The Company is currently evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements.
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
In June 2014, and as further amended, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. The standard will be effective for the Company in fiscal 2019 with either retrospective or modified retrospective treatment applied. Early adoption is permitted for the Company beginning in fiscal 2018. The Company is in the early stages of evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2016, the FASB issued authoritative guidance requiring that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has not yet started its analysis of the impact this standard will have on the Company’s Consolidated Financial Statements.

3. BUSINESS COMBINATIONS
P&G Beauty Business Acquisition
On October 1, 2016, pursuant to the Transaction Agreement (as defined below), the Company completed the Transactions (as defined below) and acquired the P&G Beauty Business in order to further strengthen the Company’s position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
The P&G Beauty Business acquisition was completed pursuant to the Transaction Agreement, dated July 8, 2015 (the “Transaction Agreement”), by and among the Company, P&G, Galleria Co. (“Galleria”) and Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On October 1, 2016, (i) Merger Sub was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct, wholly-owned subsidiary of the Company (the “Merger”) and (ii) each share of Galleria common stock was converted into the right to receive one share of the Company’s common stock (the Merger, together with the other transactions contemplated by the Transaction Agreement, the “Transactions”).
The Company issued 409.7 million shares of common stock to the former holders of Galleria common stock, together with cash in lieu of fractional shares. Immediately after consummation of the Merger, approximately 54% of the fully-diluted shares of the Company’s common stock was held by pre-Merger holders of Galleria common stock, and approximately 46% of the fully-diluted shares of the Company’s common stock was held by pre-Merger holders of the Company’s common stock. Coty Inc. is considered to be the acquiring company for accounting purposes.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of the assets and liabilities assumed in the Transactions. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the estimated allocation of the purchase price to the net assets of the P&G Beauty Business as of the October 1, 2016 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Cash and cash equivalents	$387.6
Inventories	506.7
Property, plant and equipment	770.4	3 - 40
Goodwill	5,081.8	Indefinite
Trademarks - indefinite	1,890.0	Indefinite
Trademarks - finite	879.1	10 - 30
Customer relationships	1,795.8	1.5 - 17
License agreements	1,836.0	10 - 30
Product formulations	183.8	5 - 29
Other net working capital	10.8
Net other assets	54.9
Unfavorable contract liabilities	(130.0)
Pension liabilities	(394.9)
Deferred tax liability, net	(1,301.6)
Total purchase price	$11,570.4
Goodwill is primarily attributable to the anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and leverage of the acquired brand recognition to be achieved as a result of the Transactions. Goodwill is not expected to be deductible for tax purposes. Goodwill of $342.0, $4,192.8, and $547.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to segments was based on the relative fair values of synergies.

For the three and six months ended December 31, 2016, Net revenues and Net income of the P&G Beauty Business included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $1,111.2 and $55.2, respectively.
The Company recognized acquisition-related costs of $133.0 and $41.0 during the three months ended December 31, 2016 and 2015, respectively and $212.4 and $56.0 for the six months ended December 31, 2016 and 2015, respectively, which were included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business as though the companies had been combined on July 1, 2015. The pro forma adjustments include incremental amortization of intangible assets and depreciation adjustment of property, plant and equipment, based on preliminary values of each asset as well as costs related to financing the acquisition. The unaudited pro forma information also includes non-recurring acquisition-related costs as well as amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended December 31, 2015 and six months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2015 (a)	2016 (b)	2015 (a)
Pro forma Net revenues	$2,462.5	$4,407.9	$4,647.8
Pro forma Net income	215.5	132.5	207.6
Pro forma Net income attributable to Coty Inc.	206.9	117.4	191.6
Pro forma Net income attributable to Coty Inc. per common share:
Basic	$0.27	$0.16	$0.25
Diluted	$0.27	$0.16	$0.25

(a) The pro forma information for the three and six months ended December 31, 2015 combines the Company's historical results of operations for the three and six months ended December 31, 2015 with P&G Beauty Business results of operations for the three and six months ended December 31, 2015. The pro forma information included $0.0 and $133.0 of non-recurring acquisition-related costs as well as $12.2 and $48.7 of amortization of inventory step up for the three and six months ended December 31, 2015, respectively.
(b) The pro forma information for the six months ended December 31, 2016 combines the Company's historical results of operations for the six months ended December 31, 2016 with P&G Beauty Business results of operations for the three months ended September 30, 2016. P&G Beauty Business results of operations for the three months ended December 31, 2016 are already included in the Company’s historical results of operation. For the six months ended December 31, 2016, the pro forma information excluded $314.1 of non-recurring acquisition-related costs and $36.5 of amortization of inventory step up.
ghd Acquisition
On November 21, 2016, the Company completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited which held the net assets of ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances, pursuant to a sale and purchase agreement. The ghd acquisition is expected to further strengthen the Company’s professional hair category and is included in the Professional Beauty segment’s results after the acquisition date. The total cash consideration paid net of acquired cash and cash equivalents was £430.2 million, the equivalent of $531.5, at the time of closing, which was funded through cash on hand and available debt.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of the assets and liabilities assumed from the ghd acquisition. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in fiscal 2017 and 2018. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table summarizes the estimated allocation of the purchase price to the net assets of ghd as of the November 21, 2016 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Cash and cash equivalents	$7.1
Inventories	79.8
Property, plant and equipment	11.3	3 - 10
Goodwill	175.5	Indefinite
Indefinite-lived other intangibles assets	163.8	Indefinite
Customer relationships	44.2	14 - 21
Technology	138.6	10 - 20
Other net working capital	(7.4)
Net other assets	0.9
Deferred tax liability, net	(75.3)
Total purchase price	538.5
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels.
For the three and six months ended December 31, 2016, Net revenues and Net income (loss) of ghd were included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $44.4 and $(6.3), respectively, including the impact to net income of purchase price adjustments of $(13.8), net of tax.
The Company recognized acquisition-related costs of $0.5 and $1.8 during the three and six months ended December 31, 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Brazil Acquisition
On February 1, 2016, the Company completed the acquisition of 100% of the net assets of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”) pursuant to a share purchase agreement in order to further strengthen its position in the Brazilian beauty and personal care market. The total consideration of R$3,599.5, the equivalent of $901.9, at the time of closing, was paid during fiscal 2016.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Brazil Acquisition. The Company recognized certain measurement period adjustments as disclosed below during the quarter ended September 30, 2016. The measurement period for the Brazil Acquisition was closed as of September 30, 2016.

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
The Company recognized acquisition-related costs of $0.4 and $1.1 during the three and six months ended December 31, 2016, respectively, and $0.6 during the three and six months ended December 31, 2015 which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
In connection with the Company’s acquisition of the P&G Beauty Business, the Company realigned its operations and determined management’s internal and external reporting based on the following three divisions – Luxury, Consumer Beauty and Professional Beauty. The new organizational structure is category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division will have full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The Company has determined that its three divisions are its operating segments and reportable segments. The new operating and reportable segments are:
Luxury — focused on prestige fragrance and premium skin care;
Consumer Beauty — focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care;
Professional Beauty — focused on hair and nail care products for professionals.
Additionally, in connection with the Company’s acquisition of the P&G Beauty Business, the Company reorganized its geographical structure into three regions: North America (Canada and the United States), Europe and ALMEA (Asia, Latin America, the Middle East, Africa and Australia).
As a result of this change in segment reporting, the Company restated prior period results, by segment, to conform to current period presentation. Prior to the realignment, the Company operated and managed its business as four operating and reportable segments: Fragrances, Color Cosmetics, Skin & Body Care, and the Brazil Acquisition.

Certain revenues and shared costs and the results of corporate initiatives are being managed outside of the three segments by Corporate. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes restructuring costs, costs related to acquisition activities and certain other expense items not attributable to ongoing operating activities of the segments.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 10.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2016	2015	2016	2015
Net revenues:
Luxury	$835.0	$548.5	$1,284.0	$1,027.5
Consumer Beauty	1,001.7	597.2	1,573.6	1,165.2
Professional Beauty	460.0	64.8	519.3	130.1
Total	$2,296.7	$1,210.5	$3,376.9	$2,322.8
Operating (loss) income:
Luxury	$66.6	$88.7	$142.7	$176.4
Consumer Beauty	62.9	107.0	115.6	171.0
Professional Beauty	83.3	18.9	99.7	40.6
Corporate	(225.5)	(62.2)	(324.3)	(153.9)
Total	$(12.7)	$152.4	$33.7	$234.1
Reconciliation:
Operating (loss) income	$(12.7)	$152.4	$33.7	$234.1
Interest expense, net	57.9	14.6	98.3	30.6
Loss on early extinguishment of debt	—	3.1	—	3.1
Other (income) expense, net	(0.6)	24.1	0.7	23.8
(Loss) income before income taxes	$(70.0)	$110.6	$(65.3)	$176.6

	Three Months Ended December 31,		Six Months Ended December 31,
GEOGRAPHIC DATA	2016	2015	2016	2015
Net revenues:
North America	$700.5	$396.4	$1,044.9	$793.4
Europe	1,134.1	585.3	1,581.0	1,091.4
ALMEA	462.1	228.8	751.0	438.0
Total	$2,296.7	$1,210.5	$3,376.9	$2,322.8

Long-lived assets:	December 31, 2016	June 30, 2016
United States	$6,052.7	$2,688.7
Switzerland	4,278.3	508.0
All other (a)	7,294.4	1,713.6
Total	$17,625.4	$4,910.3

(a) Includes the intangible assets recognized as part of the P&G Beauty Business acquisition which have not been allocated geographically as of December 31, 2016. The Company is currently in the process of determining the geographic allocation of these intangible assets.
The table above presents long-lived assets, by our major countries and all other countries. A major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.
Presented below are the revenues associated with Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2016	2015	2016	2015

Fragrance	40.8%	51.8%	42.3%	50.5%
Color Cosmetics	24.3	30.9	27.3	33.0
Skin & Body Care	11.1	17.3	14.1	16.5
Hair Care	23.8	—	16.3	—
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

5. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2016 and 2015 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Global Integration	$13.6	$—	$13.6	$—
Acquisition Integration Program	1.4	(0.9)	4.6	45.6
Organizational Redesign	0.7	7.9	4.5	23.5
Other Restructuring	0.1	3.6	0.5	3.6
Total	$15.8	$10.6	$23.2	$72.7
Global Integration Activities
Following the acquisition of the P&G Beauty Business, the Company incurred costs aimed at integrating the P&G Beauty Business (“Global Integration Activities”). As part of those activities, the Company incurred exit and disposal costs primarily related to a lease loss accrual on a duplicative facility that was exited after the acquisition, as well as, employee separations. The costs incurred with the Global Integration Activities have been recorded in Corporate.
The related liability balance and activity for the Global Integration Activities costs are presented below:

	Severance and Employee Benefits	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$—	$—	$—
Restructuring charges	4.2	9.4	13.6
Acquisition	1.8	—	1.8
Payments	(1.6)	(1.0)	(2.6)
Effect of exchange rates	0.1	—	0.1
Balance—December 31, 2016	$4.5	$8.4	$12.9
The Company currently estimates that the total remaining accrual of $12.9 will result in cash expenditures of approximately $4.7, $3.2, $3.2 and $1.8 in fiscal 2017, 2018, 2019 and 2020, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of the Bourjois brand (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017. The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $65.0, all of which will result in cash payments. The Company incurred $62.2 of restructuring costs life-to-date as of December 31, 2016, which have been recorded in Corporate.
Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 included a curtailment gain of $1.8, recognized in connection with involuntary employee terminations as part of the Acquisition Integration Program. This gain resulted in a corresponding decrease to the net pension liability as of December 31, 2016. Refer to Note 16 — Employee Benefit Plans for further information.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$35.7	$7.6	$0.1	$43.4
Restructuring charges	0.6	—	6.3	6.9
Payments	(6.3)	(3.7)	(1.3)	(11.3)
Changes in estimates	—	(0.5)	—	(0.5)
Effect of exchange rates	(1.5)	(0.4)	—	(1.9)
Balance—December 31, 2016	$28.5	$3.0	$5.1	$36.6
The Company currently estimates that the total remaining accrual of $36.6 will result in cash expenditures of approximately $12.5, $16.6, $2.8 and $4.7 in fiscal 2017, 2018, 2019 and 2020, respectively.
Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a global leader in beauty. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $110.6 of restructuring costs life-to-date as of December 31, 2016, which have been recorded in Corporate. The Company incurred $32.5 of other business realignment costs life-to-date as of December 31, 2016 which have been primarily reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$33.6	$0.4	$0.5	$34.5
Restructuring charges	6.1	—	—	6.1
Payments	(18.5)	—	(0.2)	(18.7)
Changes in estimates	(1.6)	—	—	(1.6)
Effect of exchange rates	(0.6)	—	(0.2)	(0.8)
Balance—December 31, 2016	$19.0	$0.4	$0.1	$19.5
The Company currently estimates that the total remaining accrual of $19.5 will result in cash expenditures of $14.7 and $4.8 in fiscal 2017 and 2018, respectively.
Other Restructuring
Other restructuring primarily relates to the Company’s programs to integrate supply chain and selling activities, which were substantially completed during fiscal 2016 with cash payments expected to continue through fiscal 2018. The Company incurred expenses of $0.5 and $3.6 during the six months ended December 31, 2016 and December 31, 2015, respectively. The related liability balances were $5.1 and $6.2 at December 31, 2016 and June 30, 2016, respectively. The Company currently estimates that the total remaining accrual of $5.1 will result in cash expenditures of approximately $4.1 and $1.0 in fiscal 2017 and 2018, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $10.1 at October 1, 2016. The Company estimates that the remaining accrual of $9.2 at December 31, 2016 will result in cash expenditures of $1.4, $5.8, $0.3 and $1.7 in fiscal 2017, 2018, 2019 and 2020, respectively.

6. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $135.9 and $45.5 for the three months ended December 31, 2016 and 2015, respectively, and $217.4 and $61.3 for the six months ended December 31, 2016 and 2015, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

7. INCOME TAXES
The effective income tax rate for the three months ended December 31, 2016 and 2015 was 174.4% and 11.8%, respectively, and 194.8% and (30.6)% for the six months ended December 31, 2016 and 2015, respectively.
The effective tax rate for the three months ended December 31, 2016 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2.
The effective income tax rate for the three months ended December 31, 2015 includes the decrease in the accrual for unrecognized tax benefits and the expiration of foreign statutes of limitation.
The effective tax rate for the six months ended December 31, 2016 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2. The negative effective income tax rate for the six months ended December 31, 2015 was primarily the result of the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.
The effective income tax rate for the three months ended December 31, 2015 included the final settlement with the IRS in connection with the 2004 - 2012 examination periods. The settlement primarily related to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
There was an increase of $1,178.7 in deferred tax liability for the six months ended December 31, 2016 compared to fiscal year ended June 30, 2016. The increase was primarily due to the acquisition of the P&G Beauty Business and the step up in the book basis of certain assets.

The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2016 and June 30, 2016, the gross amount of UTBs was $231.2 and $228.9, respectively. As of December 31, 2016, the total amount of UTBs that, if recognized, would impact the effective income tax rate was $230.6. As of December 31, 2016 and June 30, 2016, the liability associated with UTBs, including accrued interest and penalties, was $142.1 and $131.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended December 31, 2016 and 2015 was $0.8 and $0.7, and for the six months ended December 31, 2016 and 2015 was $1.0 and $2.0, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016 was $10.8 and $9.9, respectively. On the basis of the information available as of December 31, 2016, it is reasonably possible that a decrease of up to $10.7 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
8. INVENTORIES
Inventories as of December 31, 2016 and June 30, 2016 are presented below:

	December 31, 2016	June 30, 2016
Raw materials	$238.8	$159.8
Work-in-process	29.2	9.5
Finished goods	746.8	396.5
Total inventories	$1,014.8	$565.8

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of December 31, 2016 and June 30, 2016 are presented below:

	December 31, 2016	June 30, 2016
Land, buildings and leasehold improvements	$589.2	$284.8
Machinery and equipment	781.6	523.1
Marketing furniture and fixtures	401.8	295.2
Computer equipment and software	392.3	346.7
Construction in progress	195.0	79.6
Property and Equipment, gross	2,359.9	1,529.4
Accumulated depreciation and amortization	(941.2)	(890.8)
Property and equipment, net	$1,418.7	$638.6
Depreciation and amortization expense of property and equipment totaled $75.3 and $36.6, for the three months ended December 31, 2016 and 2015, respectively, and $113.9 and $74.8 for the six months ended December 31, 2016 and 2015, respectively, and they are recorded in Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2016 and June 30, 2016 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	$1,294.5	$1,288.2	$270.8	$2,853.5
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2016	$890.8	$1,051.1	$270.8	$2,212.7

Changes during the period ended December 31, 2016:
Measurement Period Adjustments (a)	—	(16.6)	—	(16.6)
Acquisitions (b)	342.0	4,192.8	722.5	5,257.3
Foreign currency translation	(8.7)	(44.9)	(9.7)	(63.3)

Gross balance at December 31, 2016	$1,627.8	$5,419.5	$983.6	$8,030.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at December 31, 2016	$1,224.1	$5,182.4	$983.6	$7,390.1

(a) Includes measurement period adjustments in connection with the Brazil Acquisition (Refer to Note 3 — Business Combinations)
(b) Includes goodwill resulting from the P&G Beauty Business and ghd acquisitions during the six months ended December 31, 2016 (Refer to Note 3 — Business Combinations)
As described in Note 4 — Segment Reporting, the Company changed its segments during the second quarter ended December 31, 2016. As a result, the Company allocated goodwill to the new segments using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed. Further, the Company recast the goodwill and indefinite-lived intangible asset tables for the new segments.
Other Intangible Assets, net
Other intangible assets, net as of December 31, 2016 and June 30, 2016 are presented below:

	December 31, 2016	June 30, 2016
Indefinite-lived other intangible assets	$3,431.0	$1,417.0
Finite-lived other intangible assets, net	5,385.6	633.1
Total Other intangible assets, net	$8,816.6	$2,050.1

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	$401.2	$551.5	$662.1	$1,614.8
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2016	282.4	475.6	659.0	1,417.0

Changes during the period ended December 31, 2016:
Acquisitions (a)	—	1,390.0	663.8	2,053.8
Foreign currency translation	(14.4)	(18.5)	(6.9)	(39.8)

Gross balance at December 31, 2016	386.8	1,923.0	1,319.0	3,628.8
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at December 31, 2016	$268.0	$1,847.1	$1,315.9	$3,431.0

(a) Includes Indefinite-lived other intangible assets resulting from the P&G Beauty Business and ghd acquisitions during the six months ended December 31, 2016 (Refer to Note 3 — Business Combinations).
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2016
License agreements	$798.3	$(532.2)	$—	$266.1
Customer relationships	611.7	(274.2)	(5.5)	332.0
Trademarks	128.3	(108.6)	—	19.7
Product formulations	48.0	(32.7)	—	15.3
Total	$1,586.3	$(947.7)	$(5.5)	$633.1
December 31, 2016
License agreements (a)	$2,627.6	$(560.5)	$—	$2,067.1
Customer relationships (a)	2,441.2	(332.4)	(5.5)	2,103.3
Trademarks (a)	1,005.7	(118.3)	—	887.4
Product formulations and technology(a)	369.2	(41.4)	—	327.8
Total	$6,443.7	$(1,052.6)	$(5.5)	$5,385.6

(a) Includes License agreements, Customer relationships, Trademarks, and Product formulations and technology of $1,836.0, $1,840.0, $879.1 and $322.4, respectively resulting from the P&G Beauty Business and ghd acquisitions during the six months ended December 31, 2016 (Refer to Note 3 — Business Combinations)
Amortization expense totaled $95.1 and $18.9, for the three months ended December 31, 2016 and 2015, respectively, and $116.4 and $38.1 for the six months ended December 31, 2016 and 2015, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	26.2 years
Customer relationships	14.0 years
Trademarks	24.2 years
Product formulations and technology	13.6 years

As of December 31, 2016, the remaining weighted-average life of all intangible assets subject to amortization is 20.4 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2017, remaining	$193.2
2018	372.4
2019	330.6
2020	325.5
2021	316.8
2022	299.8
License Agreements
The Company records assets for license agreements (“licenses”) acquired in transactions accounted for as business combinations. These licenses provide the Company with the exclusive right to manufacture and market on a worldwide and/or regional basis certain of the Company’s products which comprise a significant portion of the Company’s revenues. These licenses have initial terms covering various periods. Certain licenses provide for automatic extensions ranging from 2 to 18 year terms, at the Company’s discretion.
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of December 31, 2016 and June 30, 2016 are presented below:

	December 31, 2016	June 30, 2016
Advertising, marketing and licensing	$499.5	$180.2
Customer returns, discounts, allowances and bonuses	330.2	164.8
Compensation and other compensation related benefits	191.6	157.5
Restructuring costs	56.8	60.8
Acquisition-related costs	84.4	42.4
VAT, sales and other non-income taxes	98.3	36.2
Interest	17.2	9.4
Audit and Consulting	15.1	6.3
Derivative liabilities	9.5	20.9
Deferred Income	6.1	3.8
Lease related Liabilities	5.1	3.7
Other	206.8	62.4
Total accrued expenses and other current liabilities	$1,520.6	$748.4

12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of December 31, 2016 and June 30, 2016 are presented below:

	December 31, 2016	June 30, 2016
Noncurrent income tax liabilities	$141.7	$131.9
Unfavorable contract liabilities	116.3	—
Deferred rent	44.0	47.2
Restructuring	26.4	23.5
Other	34.7	31.2
Total other noncurrent liabilities	$363.1	$233.8

13. DEBT
The Company’s debt balances consisted of the following as of December 31, 2016 and June 30, 2016, respectively:

	December 31, 2016	June 30, 2016
Short-term debt	$12.4	$19.8
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	—
Galleria Term Loan B Facility due September 2023	1,000.0	—
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	190.0	670.0
Coty Term Loan A Facility due October 2020	1,828.2	1,883.6
Coty Term Loan A Facility due October 2021	975.0	—
Coty Term Loan B Facility due October 2022	1,632.2	1,596.0
Other long-term debt and capital lease obligations	0.3	0.7
Total debt	6,582.4	4,170.1
Less: Short-term debt and current portion of long-term debt	(186.7)	(161.8)
Total Long-term debt	6,395.7	4,008.3
Less: Unamortized debt issuance costs (a) (b)	(76.0)	(64.6)
Less: Discount on Long-term debt	(11.3)	(7.3)
Total Long-term debt, net	$6,308.4	$3,936.4

(a) Consists of unamortized debt issuance costs of $20.1 and $22.7 for the Coty Revolving Credit Facility, $37.2, and $30.3 for the Coty Term Loan A Facility and $12.1, and $11.6 for the Coty Term Loan B Facility as of December 31, 2016 and June 30, 2016, respectively.
(b) Consists of unamortized debt issuance costs of $3.2 and $0.0 for the Galleria Term Loan A Facility and $3.4, and $0.0 for the Galleria Term Loan B Facility as of December 31, 2016 and June 30, 2016, respectively. $5.1 of unamortized debt issuance costs for the Galleria Revolving Credit Facility were classified as Other noncurrent assets as of December 31, 2016.
Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Coty Credit Agreement provides for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount.
On April 8, 2016, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in commitments under the Coty Term Loan A Facility and an additional €325.0 million in commitments under the Coty Term Loan B Facility of the Coty Credit Agreement (the “Incremental Term Loans”). The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Coty Term Loan A Facility and Euro denominated portion of the Coty Term Loan B Facility.
On October 28, 2016, the Company entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provides for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in commitments (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in commitments (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.
The loans made under the Incremental Term A Facility have terms that are substantially identical to the existing Coty Term Loan A Facility except that the loans will mature on the date that is five years after October 28, 2016. The loans under the Incremental Term B Facility and the Refinancing Facilities have substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental and Refinancing Agreement, except that, among other things: (i) the interest rate with respect to the USD denominated tranche of the Refinancing Facilities and the Incremental Term B Facility will be, at the Company’s option, either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of

2.50% or an alternate base rate (“ABR”) equal to the highest of (1) JPMorgan Chase Bank N.A.’s prime rate, (2) the federal funds rate plus 0.50% and (3) one-month LIBOR plus 1.0%, in each case plus an applicable margin of 1.50% and (ii) the LIBOR floor with respect to the LIBOR loans under the Incremental Term B Facility and the Refinancing Facilities is 0.00%.
The Company recognized $12.4 of deferred debt issuance costs in connection with the Incremental and Refinancing Agreement.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Galleria Credit Agreement
On October 1, 2016, at the closing of the Transactions, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for the senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.5% discount. In connection with the closing of the Transactions, the Company assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the Transactions, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
The Company recognized $12.4 of deferred debt issuance costs in connection with the Galleria Credit Agreement.
The Galleria Credit Agreement is guaranteed by Coty Inc. and its wholly-owned domestic subsidiaries (other than Galleria) and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Interest Terms:
The Galleria Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:

•	the LIBOR of the applicable qualified currency plus the applicable margin; or

•	ABR plus the applicable margin.
In the case of the Galleria Term Loan A Facility and Galleria Revolving Facility, the applicable margin means a percentage per annum to be determined in accordance with a leverage-based pricing grid below:

Pricing Tier	Total Net Leverage Ratio:	LIBOR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 5.00:1	2.000%	1.000%
2.0	Less than 5.00:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%
In the case of the Galleria Term Loan B Facility, the applicable margin means 3.00% per annum, in the case of LIBOR loans, and 2.00% per annum, in the case of ABR loans. With respect to the Galleria Term Loan B Facility, in no event will (i) LIBOR be deemed to be less than 0.75% per annum and (ii) ABR be deemed to be less than 1.75% per annum.
Scheduled Amortization
Beginning in the second quarter of fiscal 2018 and ending at maturity, the Company will make quarterly repayments of 1.25% and 0.25% of the initial aggregate Galleria Term Loan A Facility and Galleria Term Loan B Facility, respectively. The remaining balance of the initial aggregate Galleria Term Loan A Facility and Galleria Term Loan B Facility amount will be payable on the maturity date for each facility, respectively.

Fair Value of Debt

	December 31, 2016		June 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Galleria Credit Agreement	$1,944.3	$1,944.1	$—	$—
Coty Credit Agreement	4,625.4	4,620.3	4,149.6	4,106.9
The Company uses the market approach to value the Coty Credit Agreement and the Galleria Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including current portion of long-term debt and excluding capital lease obligations as of December 31, 2016, are presented below:

Fiscal Year Ending June 30
2017, remaining	$80.1
2018	202.9
2019	217.2
2020	217.2
2021	1,808.5
Thereafter	4,043.8
Total	$6,569.7
Debt Covenants
The Company is required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement and the Galleria Credit Agreement (collectively the “Agreements”). The Agreements include a financial covenant that requires the Company to maintain a total net leverage ratio (as defined therein), equal to or less than 5.50 to 1.00 as of December 31, 2016, and 5.25 to 1.00 for each fiscal quarter through June 30, 2017 subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Agreements respectively), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of December 31, 2016, the Company was in compliance with all covenants within the Agreements.
14. LEASE COMMITMENTS
The Company leases various buildings and equipment. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between two and five years. Certain lease agreements have escalation clauses for rent, which have been straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of December 31, 2016 are presented below:

Fiscal Year Ending June 30
2017, remaining	$61.4
2018	117.2
2019	104.7
2020	89.7
2021	77.8
Thereafter	357.2
808.0
Less: sublease income	(33.8)
Total minimum payments required	$774.2
The Company incurred rent expense of $39.7 and $19.3 relating to operating leases during the three months ended December 31, 2016 and 2015 respectively and $60.7 and $39.7 during the six months ended December 31, 2016 and 2015 respectively.

15. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2016 and 2015 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest expense	$59.2	$25.3	$98.9	$40.3
Foreign exchange (gains) losses, net of derivative contracts(a)	(0.1)	(10.2)	1.2	(8.7)
Interest income	(1.2)	(0.5)	(1.8)	(1.0)
Total interest expense, net	$57.9	$14.6	$98.3	$30.6

(a) During the three months ended December 31, 2015 the Company recorded a gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro tranche of the Coty Term Loan B Facility debt issued during the quarter. These short-term forward contracts were entered into to facilitate the repayment of the Company’s then existing U.S. Dollar denominated term loans as part of the Company’s fiscal 2016 debt refinancing. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $11.1 included within Foreign exchange losses, net of derivative contracts for the three and six months ended December 31, 2015 in the Company’s Condensed Consolidated Statements of Operations.
16. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International		U.S.		International		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$7.1	$1.7	$0.3	$0.3	$0.3	$—	$7.7	$2.0
Interest cost	0.6	0.8	2.1	0.9	0.4	0.5	0.1	—	3.2	2.2
Expected return on plan assets	(0.4)	(0.6)	(1.5)	(0.3)	—	—	—	—	(1.9)	(0.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.5)	(1.4)	—	—	(1.4)	(1.3)
Amortization of net loss	0.5	0.3	1.1	0.8	—	—	—	—	1.6	1.1
Settlement loss recognized	12.8	—	—	—	—	—	—	—	12.8	—
Net periodic benefit cost (credit)	$13.5	$0.5	$8.9	$3.2	$(0.8)	$(0.6)	$0.4	$—	$22.0	$3.1

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International		U.S.		International		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$9.1	$3.4	$0.6	$0.6	$0.3	$—	$10.0	$4.0
Interest cost	1.3	1.6	2.7	1.8	0.8	1.0	0.1	—	4.9	4.4
Expected return on plan assets	(0.9)	(1.2)	(1.8)	(0.6)	—	—	—	—	(2.7)	(1.8)
Amortization of prior service cost (credit)	—	—	0.2	0.2	(3.0)	(2.8)	—	—	(2.8)	(2.6)
Amortization of net loss	1.0	0.6	2.2	1.6	—	—	—	—	3.2	2.2
Settlement loss recognized	15.9	—	—	—	—	—	—	—	15.9	—
Net periodic benefit cost (credit)	$17.3	$1.0	$12.4	$6.4	$(1.6)	$(1.2)	$0.4	$—	$28.5	$6.2
U.S. Del Laboratories, Inc. Pension Plan Settlement
During the three and six months ended December 31, 2016, the Company settled obligations to U.S. Del Laboratories, Inc. pension plan (the “Plan”) participants resulting in pre-tax settlement losses of $12.8 and $15.9, respectively. The settlement occurred in two phases. In the first phase, lump sum payments were made to a group of plan participants and in the second phase, the Company transferred the remainder of the Plan’s obligation to a third-party insurance company by purchasing annuity contracts. As of December 31, 2016 the Plan had been fully terminated as a result of these actions.
In the first phase, which occurred during the three months ended September 30, 2016, the Plan’s assets and benefit obligation were remeasured, immediately prior to lump sum payments, using a discount rate of 3.7% compared to 3.8% as of June 30, 2016. As a result of the re-measurement, the net pension liability decreased by $2.9 as compared to the June 30, 2016 net pension liability. The net pension liability decrease was primarily a result of differences in interest rate and mortality assumptions used by Company to measure the plan liability as of June 30, 2016 compared to those assumptions used to determine lump sum benefits to be paid to participants, as mandated by the IRS. The decrease in the Plan’s net pension liability resulted in a corresponding increase in other comprehensive (loss) income for the three months ended September 30, 2016. In connection with this partial settlement the Company recognized a pre-tax settlement loss of $3.1, during the three months ended September 30, 2016 recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations, due to accelerated recognition of losses previously deferred within accumulated other comprehensive loss.
In the second phase, which occurred during the three months ended December 31, 2016, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts. The settlement was facilitated by a cash contribution of $8.8 followed by liquidation of the Plan’s assets totaling $47.0 at the settlement date. As a result of this transaction the Company recognized a pre-tax settlement charge of $12.8, during the three months ended December 31, 2016 recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations .
During the three months ended September 30, 2016, the Company recognized a curtailment gain of $1.8 in connection with involuntary employee terminations as part of the Acquisition Integration Program, which significantly reduced the expected years of future service of employees within one of the Company’s international pension plans. The curtailment gain is included in Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the six months ended December 31, 2016. Refer to Note 5 - Restructuring Costs for further information about the Acquisition Integration Program.
P&G Beauty Business Employee Benefit Plans
In connection with the P&G Beauty Business acquisition, the Company assumed certain international pension and other post-employment benefit plan obligations and assets. The following is a summary of the preliminary fair value of the acquired pension and other post-employment plan obligations and assets as of the October 1, 2016 acquisition date:

	Pension Plans	Other Post-Employment Benefits	Total
Benefit obligation	$469.9	$15.4	$485.3
Fair value of plan assets	90.1	0.4	90.5
Funded status	$(379.8)	$(15.0)	$(394.8)

With respect to the acquired pension and other post-employment benefit plans, amounts recognized in the Company’s Condensed Consolidated Balance Sheet as of October 1, 2016 are presented below:

	Pension Plans	Other Post-Employment Benefits	Total
Noncurrent assets	$—	$—	$—
Current liabilities	(0.8)	—	(0.8)
Noncurrent liabilities	(379.0)	(15.0)	(394.0)
Funded Status	(379.8)	(15.0)	(394.8)
Net amount recognized	$(379.8)	$(15.0)	$(394.8)
The accumulated benefit obligation for the defined benefit pension plans acquired was $408.5 as of October 1, 2016.

Pension plans acquired with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets as of October 1, 2016 are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets	Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$469.9	$469.9
Accumulated benefit obligation	408.5	408.5
Fair value of plan assets	90.1	90.1
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans	Other Post-Employment Benefits
Discount rates	1.3%	1.6%
Future compensation growth rates	2.7%	4.2%
The weighted-average assumptions used to determine the Company’s net periodic benefit cost for the three months ended December 31, 2016 are presented below:

	Pension Plans	Other Post-Employment Benefits
Discount rates	1.3%	1.6%
Future compensation growth rates	2.7%	4.2%
Expected long-term rates of return on plan assets	5.6%	6.0%
Asset Allocations
The target asset allocations for the acquired P&G Beauty Business pension plans as of December 31, 2016 and by asset category are presented below:

	Target	% of Plan Assets

		October 1, 2016
Equity securities	56.3%	56.9%
Fixed income securities	35.7%	35.9%
Cash and other investments	8.1%	7.2%
Contributions
The Company plans to contribute approximately $1.7 to fund the acquired pension plans in fiscal 2017.
17. DERIVATIVE INSTRUMENTS
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $35.6 and $(2.5) as of December 31, 2016 and June 30, 2016, respectively.
The amount of gains and losses recognized in OCI in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the three months ended December 31, 2016 and 2015 is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Foreign exchange forward contracts	$0.1	$0.9	$0.6	$7.6
Interest rate swap contracts	40.2	2.5	45.3	2.5
Net investment hedge	45.9	9.1	38.1	9.1
As of December 31, 2016, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective. The accumulated gain (loss) on derivative instruments classified as cash flow hedges in AOCI, net of tax, was $13.0 and $28.9 as of December 31, 2016 and June 30, 2016, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $4.4.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and six months ended December 31, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Foreign exchange forward contracts:
Net revenue	$0.9	$1.4	$1.6	$2.8
Cost of Sales	0.3	0.1	0.3	0.1
Interest rate swap contracts:
Interest expense	$(3.1)	$(0.8)	$(6.6)	$(0.8)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and six months ended December 31, 2016 and 2015 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Selling, general and administrative expenses	$0.2	$—	0.4	1.3
Interest expense, net	12.1	26.5	10.0	23.7
Other (expense) income, net (a)	(0.4)	(24.2)	(0.4)	(24.2)

(a) During the three and six months ended December 31, 2015, the Company recognized $18.1 and $6.1 of realized and unrealized losses, respectively, on foreign currency forward contracts related to an advance payment for the Brazil Acquisition.
18. EQUITY
Common Stock
As of December 31, 2016, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. Prior to September 30, 2016, the Company had Class B Common Stock outstanding, which had special voting rights.
On September 29, 2016, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation amending the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 800.0 million shares to 1,000.0 million shares.
Prior to October 1, 2016, the Company was a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). On August 1, 2016, JABC, began to purchase the Company’s Class A Common Stock in open market purchases on the New York Stock Exchange. During the six months ended December 31, 2016, JABC acquired 2.6 million shares of Class A Common Stock. The Company did not receive any proceeds from these stock purchases conducted by JABC.
On September 30, 2016, JABC converted all of its shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company. The Company issued approximately 262.0 million shares of Class A Common Stock to JABC upon the conversion of JABC’s shares of Class B Common Stock.
On October 1, 2016 the Company issued 409.7 million shares of Class A Common Stock in connection with the closing of the Transactions as described in Note 3 — Business Combinations.
As of December 31, 2016, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 747.0 million. As of December 31, 2016, the Company was no longer a majority-owned subsidiary of JAB.
Preferred Stock
As of December 31, 2016, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Series A Preferred Stock were accounted for partially as a liability and partially as equity as of December 31, 2016.
On November 25, 2016, the Company sold 1.0 million shares of Series A Preferred Stock for $0.01 par value to Camillo Pane (“Mr. Pane”), the Company’s Chief Executive Officer. Under the terms provided in the subscription agreement, the holder of the vested Series A Preferred Stock is entitled to exchange the Series A Preferred Stock into either cash or shares, at the election of the Company, equal to the fair market value of a share of Class A Common Stock based on the 10-day trailing average closing price on the date of conversion less $22.34. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at the election of the Company, for the pro-rata portion of the grant that is attributable to services rendered by the holder within the United States. Additionally, Mr. Pane is entitled to a cash bonus of $2.6 upon exchanging shares of Series A Preferred stock if the market value of Class A Common Stock on the date of conversion exceeds $22.34.
On December 21, 2016, the Company filed with the Secretary of State of the State of Delaware (i) a Certificate of Retirement with respect to 5,493,894 shares of Series A Preferred Stock previously retired, cancelled and redeemed by the Company and (ii) filed a Certificate of Increase to increase the number of shares designated as Series A Preferred Stock from 3,506,106 to 6,505,106.
As of December 31, 2016, total authorized shares of Series A Preferred Stock are 6.5 million and total outstanding shares of Series A Preferred Stock are 2.7 million. Of the 2.7 million outstanding shares of Series A Preferred Stock, 1.7 million shares vest on April 15, 2020 and 1.0 million shares vest on November 25, 2021. As of December 31, 2016, the Company classified $0.8 Series A Preferred Stock as equity, and $1.1 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2016, the Company has repurchased 0.0 and 1.4 million shares, respectively, of its Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the six months ended December 31, 2016 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. As of December 31, 2016, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
On August 1, 2016, the Company declared a cash dividend of $0.275 per share, or $93.4 on its Common Stock, restricted stock units (the “RSUs”) and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Common Stock on August 11, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016.
On December 9, 2016, the Company declared a cash dividend of $0.125 per share, or $94.0 on its Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on December 28, 2016 to holders of record of Common Stock on December 19, 2016. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of December 19, 2016.
Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2016. Total accrued dividends on unvested RSUs and phantom units of $0.9 and $2.4 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2016.

Accumulated Other Comprehensive Loss

	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Gain (Loss) on Net Investment Hedges	Other Foreign Currency Translation Adjustments
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	39.6	38.1	(133.9)	0.4	(55.8)
Net amounts reclassified from AOCI	2.3	—	—	9.7	12.0
Net current-period other comprehensive (loss) income	41.9	38.1	(133.9)	10.1	(43.8)
Balance—December 31, 2016	$13.0	$35.6	$(297.9)	$(34.2)	$(283.5)

	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Loss on Net Investment Hedge	Foreign Currency Translation Adjustments
Balance—July 1, 2015	$(0.1)	$—	$(249.3)	$(24.6)	$(274.0)
Other comprehensive (loss) income before reclassifications	8.8	9.1	(27.6)	0.2	(9.5)
Net amounts reclassified from AOCI	(1.5)	—	—	—	(1.5)
Net current-period other comprehensive (loss) income	7.3	9.1	(27.6)	0.2	(11.0)
Balance—December 31, 2015	$7.2	$9.1	$(276.9)	$(24.4)	$(285.0)

19. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense was $6.8 and $5.2 for the three months ended December 31, 2016 and 2015, respectively, $12.4 and $16.9 for the six months ended December 31, 2016 and 2015, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of December 31, 2016, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $31.4, $5.9 and $69.4, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 4.86, 4.05 and 3.39 years, respectively.
Restricted Share Units
The Company granted approximately 2.8 million restricted stock units (“RSU”) during the three and six months ended December 31, 2016, with a weighted-average grant date fair value per share of $24.64, which vests on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $5.6 and $8.4 for the three and six months ended December 31, 2016, respectively. The Company recognized share-based compensation expense of $2.8 and $3.4 for the three and six months ended December 31, 2015, respectively.
Series A Preferred Stock
The Company granted 1.0 million shares of Series A Preferred Stock during the three and six months ended December 31, 2016, which vest on the fifth anniversary of the grant date and are accounted for partially as a liability and partially as equity. The Company recognized share-based compensation (income) of $(0.5) and $(0.7) for the three and six months ended December 31, 2016, respectively. The Company recognized share-based compensation expense of $0.2 and $0.7 for the three and six month ended December 31, 2015, respectively.
Non-Qualified Stock Options
The Company granted 8.2 million non-qualified stock options during the three and six months ended December 31, 2016, with a weighted average grant date fair value of $6.42 per share. The options become exercisable five years from the date of the grant. The Company recognized share-based compensation expense of $1.7 and $4.7 for the three and six months ended December 31, 2016, respectively. The Company recognized share-based compensation expense of $2.1 and $4.8 for the three and six months ended December 31, 2015, respectively.

20. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in millions, except per share data)
Net income attributable to Coty Inc.	$46.8	$89.0	$46.8	$214.7
Weighted-average common shares outstanding—Basic	746.6	345.0	539.8	352.5
Effect of dilutive stock options and Series A Preferred Stock (a)	2.7	6.3	3.2	6.5
Effect of restricted stock and RSUs (b)	3.1	3.0	2.8	3.0
Weighted-average common shares outstanding—Diluted	752.4	354.3	545.8	362.0
Net income attributable to Coty Inc. per common share:
Basic	$0.06	$0.26	$0.09	$0.61
Diluted	0.06	0.25	0.09	0.59

(a)
For the three and six months ended December 31, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 10.8 million and 6.4 million shares of common stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2015, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.0 million and 3.3 million options were excluded in the computation of EPS as their inclusion would be anti-dilutive.

(b)
For the for the three and six months ended December 31, 2016, 1.1 million and 0.6 million of outstanding RSUs, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2015, less than 0.1 million RSU were included in the computation of diluted loss per share as their inclusion would be anti-dilutive.

21. COMMITMENTS AND CONTINGENCIES
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
Redeemable Noncontrolling Interests
On February 12, 2016, the Company gave notice of intent to exercise its option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at the purchase price of $9.8 for the remaining 45% interest. The transaction was effective as of June 30, 2016 and the payment was completed during the three months ended December 31, 2016.

Legal Matters
The Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to its business. While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon its business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings, especially those related to the P&G Beauty Brands, is ongoing, and could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings.
22. SUBSEQUENT EVENTS
Acquisition of Younique
On February 1, 2017, the Company completed its acquisition of Younique, LLC, a Utah limited liability company (“Younique”), acquiring a majority interest of Younique for cash consideration of $600.0, net of acquired cash and debt assumed. The purchase consideration is subject to normal working capital adjustments. The Company acquired a 60% membership interest of Younique while the existing Younique membership holders retained a 40% membership interest. Younique will operate as a separate business within Coty’s Consumer Beauty division and is expected to strengthen the division’s color cosmetics and skin and body care product offerings. The acquisition was funded with a combination of cash on hand and borrowings under available debt facilities. As of the date of this Quarterly Report on Form 10-Q, given the close proximity of the date of acquisition to the date on which the financial statements are filed, the preliminary purchase price allocation have not been started for goodwill, intangible assets, tangible assets, and other assets and liabilities assumed.
Quarterly Dividend
On February 9, 2017, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, restricted stock units (the “RSUs”) and phantom units. The dividend will be paid on March 10, 2017 to holders of record of Common Stock on February 28, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Fiscal 2016 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements regarding, among other things, our future operations and financial performance, expected growth (including revenue declines and trends), our ability to support our planned business operation on a near- and long-term basis, mergers and acquisitions, divestitures, plans, activities, synergies or growth from acquisitions, future dividend payments and our outlook for the second half of fiscal 2017 and all other future reporting periods. These statements are based on certain assumptions and estimates that we consider reasonable and actual results may differ from those contained in any forward-looking statements. See “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
OVERVIEW
We are a global beauty company and our strategic vision is to be a new global leader and challenger in the beauty industry. We manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products throughout the world.
Operating and Reportable Segments
On October 1, 2016, we acquired certain assets and liabilities related to The Procter & Gamble Company’s global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (such brands “P&G Beauty Business”, and such acquisition and the other transactions contemplated by the related acquisition agreement, the “Transactions”). Prior to the Transactions, we operated and managed our business as four operating and reportable segments:

Fragrances, Color Cosmetics, Skin & Body Care, and the Brazil Acquisition. Following the close of the Transactions, we reorganized our business into three divisions: Luxury, Consumer Beauty and Professional Beauty, and we determined that our operating and reportable segments would reflect this new divisional structure. As a result of this change in segment reporting, we restated prior period results, by segment, to conform to current period presentation. Certain revenues, shared costs and the results of corporate initiatives are managed outside of our three segments by Corporate.
Our new organizational structure is product category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has full end-to-end responsibility to optimize the consumers’ beauty experiences in their relevant categories and channels in this new organizational design and translate this into profitable growth.
The new operating and reportable segments are:
Luxury — focused on prestige fragrance and premium skin care;
Consumer Beauty — focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care;
Professional Beauty — focused on hair and nail care products for professionals.
Geographic Structure
Additionally, in connection with the Company’s acquisition of the P&G Beauty Business, the Company reorganized its geographical structure to be North America (Canada and the United States), Europe and ALMEA (Asia, Latin America, the Middle East, Africa and Australia).
Business Overview
We continue to operate in a challenging environment, currently with only slow growth in several of the segments and geographies in which we compete and, particularly for our Consumer Beauty segment, increasing competitive pressure and changing consumer preferences. In particular, declines in the retail nail and hair color categories in the U.S. and mass fragrance in Western Europe and the U.S. continue to impact our business and financial results.
We consistently introduce new products and support new and established products through our focus on strategic advertising and merchandising, which we must continuously develop and evolve in response to new products and shifting consumer preferences in order to offset the gradual decline of products that are later in their lifecycles. We also continuously evaluate strategic transactions and new brand licenses to enhance our portfolio. The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period.
We believe our business has attractive opportunities, including the continued performance of our Professional Beauty segment and improving performance of our Luxury segment. However, in certain categories, our net revenues are declining faster than the category, and we continue to expect challenges in our Consumer Beauty segment. We are focused on addressing those challenges through brand repositioning, innovation, in-store execution and end-to-end digital capabilities. We have also identified our non-core portfolio of brands, representing approximately 6% to 8% of our net revenues, and are exploring alternatives for these brands, including divestiture.
The diversion of resources to closing the Transactions and integrating the P&G Beauty Business, the recent changes in our management teams as we reorganized our business and transitional factors, including significantly higher than expected trade inventory prior to the closing of the Transactions, have negatively impacted our results from certain P&G Beauty Business brands. We intend to exit our transition services agreement with P&G in stages during the course of calendar year 2017, which may impact our quarterly results due to timing of shipment of orders.
As previously disclosed in connection with the Transactions, we expect to incur a total of approximately $1.2 billion of operating expenses and approximately $500 million of capital expenditures. Through December 31, 2016, we incurred life-to-date operating expenses and capital expenditures against these estimates of approximately $400 million and $100 million, respectively, and we expect the remaining operating expenses, including any anticipated restructuring activities, and capital expenditures to be incurred in future periods through fiscal 2020. Further, in connection with the Transactions, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and SG&A savings over the next four years. We expect to cumulatively generate approximately 20% of the net synergies through fiscal 2017, approximately 50% through fiscal 2018, approximately 80% through fiscal 2019 and the full $750 million through fiscal 2020.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to our per common share (the “Adjusted Performance Measures”). The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended December 31, 2016 As Compared To Three Months Ended December 31, 2015” and “Six Months Ended December 31, 2016 As Compared To Six Months Ended December 31, 2015.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
THREE MONTHS ENDED DECEMBER 31, 2016 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015
NET REVENUES
In the three months ended December 31, 2016, net revenues increased 90%, or $1,086.2, to $2,296.7 from $1,210.5 in the three months ended December 31, 2015. On October 1, 2016, we completed the acquisition of the P&G Beauty Business which was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. In the three months ended December 31, 2016, we also completed the acquisition of ghd and in the three months ended March 31, 2016, we completed the Brazil Acquisition. When used herein, the term “Acquisitions” refers collectively to the acquisition of the P&G Beauty Business, the acquisition of ghd and the Brazil Acquisition. The increase in net revenues in the three months ended December 31, 2016 reflects an increase in unit volume of 103%, partially offset by a negative price and mix impact of 8% and a negative foreign currency exchange translations impact of 5%. The acquisition of the P&G Beauty Business contributed 48% to total net revenues for the quarter and the Brazil Acquisition and ghd contributed 6% to total net revenues for the quarter. Excluding the impacts of the Acquisitions and foreign currency exchange translations, total net revenues in the three months ended December 31, 2016 decreased 10%.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2016	2015	Change %
NET REVENUES
Luxury	$835.0	$548.5	52%
Consumer Beauty	1,001.7	597.2	68%
Professional Beauty	460.0	64.8	>100%
Total	$2,296.7	$1,210.5	90%
Luxury
In the three months ended December 31, 2016, net revenues from the Luxury segment increased 52%, or $286.5, to $835.0 from $548.5 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business contributed 41% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were some of the largest contributors, which include favorable net revenues from the launches of Hugo Boss The Scent for Her, despite the overall decline in seasonal holiday sales in the fragrance category. Excluding the impact of the Acquisitions of 62%, net revenues from the Luxury segment decreased 10% to $491.0 in the three months ended December 31, 2016, reflecting a decrease in unit volume of 8% and a negative foreign currency exchange translations impact of 2%, while price and mix remained consistent. This decrease primarily reflects lower net revenues from Calvin Klein and Marc Jacobs fragrances, primarily driven by declines in net revenues from existing product lines. The decline in net revenues from Calvin Klein was also affected by our strategic efforts to rationalize wholesale distribution through actions designed to reduce the amount of product diversion to the value and mass channels. Partially offsetting the decline in net revenues were incremental net revenues from the launches of Calvin Klein Deep Euphoria, Marc Jacobs Divine Decadence, Davidoff Horizon, Chloé Fleur de Parfum and an increase in net revenues from existing philosophy product lines.

Consumer Beauty
In the three months ended December 31, 2016, net revenues from the Consumer Beauty segment increased 68%, or $404.5, to $1,001.7 from $597.2 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business contributed 40% of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of this acquisition, although these and other brands were negatively impacted as we reorganized our business and by transitional factors, including significantly higher than expected trade inventory prior to the closing of the Transactions, which negatively impacted our results. Excluding the impact of the Acquisitions of 83%, net revenues from the Consumer Beauty segment decreased 15% to $508.5 in the three months ended December 31, 2016, primarily reflecting a decrease in unit volume of 15% and a negative foreign currency exchange translations impact of 3%, partially offset by a positive price and mix impact of 3%. This decrease primarily reflects lower net revenues from Rimmel and Sally Hansen, primarily as a result of a reduction in shipments to a key U.S. customer and adidas as a result of declines in net revenues from existing products that could not be offset by new launches. Declines in Sally Hansen also reflect negative market trends in the U.S. Partially offsetting the declines in the segment was growth from Bourjois as a result of continued expansion across Eastern Europe, Russia and through the travel retail business. The positive price and mix impact, excluding the impact of the Acquisitions, primarily reflects lower volume of relative lower-priced products, such as Rimmel and N.Y.C. New York Color.
Professional Beauty
In the three months ended December 31, 2016, net revenues from the Professional Beauty segment increased greater than 100%, or $395.2, to $460.0 from $64.8 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and ghd contributed 79% and 10%, respectively, of the total net revenues for the segment. The professional product line of Wella hair products was the largest contributor to net revenues as a result of the P&G Beauty Business acquisition, reflecting the strong performance of the brand. Excluding the impact of the Acquisitions of more than 100%, net revenues from the Professional Beauty segment decreased 18% to $53.2 in the three months ended December 31, 2016, primarily reflecting a decrease in unit volume of 19% and a negative foreign currency exchange translations impact of 1%, partially offset by a positive price and mix impact of 2%. Net revenues in the segment decreased as launch activity for OPI products in the three months ended December 31, 2016 could not offset declines in net revenues from existing product lines. The positive price and mix impact, excluding the impact of the Acquisitions, primarily reflects a price improvement in OPI products.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended December 31,
(in millions)	2016	2015	Change %
NET REVENUES
North America	$700.5	$396.4	77%
Europe	1,134.1	585.3	94%
ALMEA	462.1	228.8	>100%
Total	$2,296.7	$1,210.5	90%
North America
In the three months ended December 31, 2016, net revenues in North America increased 77%, or $304.1, to $700.5 from $396.4 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of 88%, net revenues in North America decreased 11%, or $44.0, to $352.4 in the three months ended December 31, 2016 from $396.4 in the three months ended December 31, 2015, primarily due to lower net revenues in the Consumer Beauty division in the U.S. from Sally Hansen, Rimmel, and N.Y.C. New York Color, as well as OPI in the Professional Beauty division, partially offset by an increase in existing philosophy product lines within the Luxury division. Declines in Sally Hansen also reflect negative market trends in the U.S.
Europe
In the three months ended December 31, 2016, net revenues in Europe increased 94%, or $548.8, to $1,134.1 from $585.3 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of greater than 100%, net revenues in Europe decreased 17%, or $100.9, to $484.4 in the three months ended

December 31, 2016 from $585.3 in the three months ended December 31, 2015, primarily due to decreases from Rimmel, Calvin Klein, Marc Jacobs, adidas and Playboy, partially offset by increases from Bourjois. Declines in net revenues occurred across the region, including the U.K. and Germany. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 5%, net revenues in Europe decreased 12%.
ALMEA
In the three months ended December 31, 2016, net revenues in ALMEA increased greater than 100%, or $233.3, to $462.1 from $228.8 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of greater than 100%, net revenues in ALMEA decreased 6%, or $12.9, to $215.9 in the three months ended December 31, 2016 from $228.8 in the three months ended December 31, 2015, primarily due to declines in Calvin Klein and Marc Jacobs. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 1%, net revenues in ALMEA decreased 5%.
COST OF SALES
In the three months ended December 31, 2016, cost of sales increased $424.6, to $892.3 from $467.7 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues increased to 38.9% in the three months ended December 31, 2016 from 38.6% in the three months ended December 31, 2015, resulting in a gross margin decline of approximately 30 basis points. This decline represents a positive impact from lower cost of sales as a percentage of net revenues from the Acquisitions of the P&G Beauty Business and ghd offset by the one-time costs of the revaluation of acquired inventory from the Acquisitions of the P&G Beauty Business and ghd. Excluding these impacts, cost of sales decreased 12.6%, to $408.0 in the three months ended December 31, 2016 from $466.7 in the three months ended December 31, 2015 while cost of sales and gross margin as a percentage of net revenues for Legacy-Coty remained consistent with prior year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2016, Selling, general and administrative expenses increased greater than 100%, or $654.8, to $1,170.2 from $515.4 in the three months ended December 31, 2015, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 51.0% in the three months ended December 31, 2016 from 42.6% in the three months ended December 31, 2015. The increase of 840 basis points primarily reflects approximately 480 basis points related to higher advertising and consumer promotion spending, 470 basis points related to higher administrative costs, partially offset by approximately 100 basis points related to a favorable foreign exchange translations impact. Included within the higher advertising and consumer promotion expenses are pre-acquisition commitments which could not be reduced to align with the declining revenue trends from the P&G Beauty Business. Excluding the impact from the Acquisitions, the Legacy-Coty advertising and consumer promotion expense increased as a percentage of net revenues as a result of increased investment in supporting Rimmel and Sally Hansen brands as well as growth and innovation for Bourjois in the Consumer Beauty segment, and continued spend in the Luxury segment in core countries and channels despite a decrease in net revenues due to our strategic efforts to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels. The Legacy-Coty administrative costs increased as a percentage of net revenues primarily due to higher business realignment costs for the settlement of the U.S. Del Laboratories, Inc. pension plan and additional employee hires in the preparation and integration of the P&G Beauty Business acquisition.
OPERATING INCOME
In the three months ended December 31, 2016, operating income decreased by more than 100%, or $165.1, to $(12.7) from $152.4 in the three months ended December 31, 2015. Operating margin, or operating income as a percentage of net revenues, decreased to (0.6%) of net revenues in the three months ended December 31, 2016 as compared to 12.6% in the three months ended December 31, 2015. This margin decline of approximately 1,320 basis points reflects approximately 840 basis points related to an increase in Selling, general and administrative expenses, approximately 250 basis points related to higher amortization expense, approximately 210 basis points related to higher acquisition-related costs and approximately 30 basis points related to higher cost of sales, partially offset by approximately 20 basis points related to lower restructuring expenses.

Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2016	2015	Change %
OPERATING INCOME
Luxury	$66.6	$88.7	(25%)
Consumer Beauty	62.9	107.0	(41%)
Professional Beauty	83.3	18.9	>100%
Corporate	(225.5)	(62.2)	<(100%)
Total	(12.7)	152.4	<(100%)
Luxury
In the three months ended December 31, 2016, operating income for Luxury decreased 25%, or $22.1, to $66.6 from $88.7 in the three months ended December 31, 2015. Operating margin decreased to 8.0% of net revenues in the three months ended December 31, 2016 as compared to 16.2% in the three months ended December 31, 2015, reflecting higher Selling, general and administrative expenses as a percentage of net revenues and amortization expense as a percentage of net revenues.
Consumer Beauty
In the three months ended December 31, 2016, operating income for Consumer Beauty decreased 41%, or $44.1, to $62.9 from $107.0 in the three months ended December 31, 2015. Operating margin decreased to 6.3% of net revenues in the three months ended December 31, 2016 as compared to 17.9% in the three months ended December 31, 2015, primarily reflecting higher Selling, general and administrative expenses as a percentage of net revenues.
Professional Beauty
In the three months ended December 31, 2016, operating income for Professional Beauty increased greater than 100%, or $64.4, to $83.3 from $18.9 in the three months ended December 31, 2015. Operating margin decreased to 18.1% of net revenues in the three months ended December 31, 2016 as compared to 29.2% in the three months ended December 31, 2015, primarily driven by higher Selling, general and administrative expenses as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2016, operating loss for Corporate was $(225.5) compared to $(62.2) in the three months ended December 31, 2015, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended December 31,
(in millions)	2016	2015	Change %
Reported operating income	$(12.7)	$152.4	<(100%)
% of Net revenues	(0.6%)	12.6%
Costs related to acquisition activities	190.1	46.6	>100%
Amortization Expense	95.2	18.8	>100%
Restructuring and other business realignment costs	22.6	16.2	40%
Pension settlement charges	12.8	—	N/A
Share-based compensation expense adjustment	—	(0.6)	100%
Total adjustments to reported Operating income	320.7	81.0	>100%
Adjusted operating income	$308.0	$233.4	32%
% of Net revenues	13.4%	19.3%

In the three months ended December 31, 2016, Adjusted Operating Income increased 32%, or $74.6, to $308.0 from $233.4 in the three months ended December 31, 2015. Adjusted operating margin decreased to 13.4% of net revenues in the three months ended December 31, 2016 as compared to 19.3% in the three months ended December 31, 2015, primarily reflecting higher adjusted selling, general and administrative expenses as a percentage of net revenues of approximately 800 basis points partially offset by lower adjusted cost of sales as a percentage of net revenues of approximately 220 basis points.
Costs Related to Acquisition Activities
In the three months ended December 31, 2016, we incurred $190.1 of costs related to acquisition activities. We recognized Acquisition-related costs of $135.9, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $36.2 and $16.1 in costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the P&G Beauty Business and ghd, respectively, and $1.9 in Selling, general and administrative expense primarily related to P&G real estate in the Condensed Consolidated Statements of Operations six months ended December 31, 2016.
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
Amortization Expense
In the three months ended December 31, 2016, amortization expense increased to $95.2 from $18.9 in the three months ended December 31, 2015 primarily as a result of the Acquisitions. In the three months ended December 31, 2016, amortization expense of $30.9, $47.6, and $16.7 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
As part of the Global Integration Activities, the Company incurred exit and disposal costs primarily related to a lease loss accrual on a duplicative facility that was exited after the merger, as well as, employee separations. The costs incurred with the Global Integration Activities have been recorded in Corporate.
In the three months ended December 31, 2016, we incurred restructuring and other business structure realignment costs of $22.6, as follows:

•	We incurred restructuring costs of $15.8 primarily related to Organizational Redesign and Acquisition Integration Program costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $6.8 primarily related to our Organizational Redesign and certain other programs. Of this amount, $3.2 is included in Cost of goods sold, $2.2 is included in Selling, general and administrative expenses and $1.4 is included in Other expense in the Condensed Consolidated Statements of Operations.

In the three months ended December 31, 2015, we incurred restructuring and other business structure realignment costs of $16.2, as follows:

•	We incurred restructuring costs of $10.6 primarily related to Acquisition Integration Program and Organizational Redesign costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $5.6 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Pension Settlement Charges
In the three months ended December 31, 2016, we incurred a charge of $12.8 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through the purchase of annuity contracts from a third-party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during the three months ended December 31, 2016. The settlement charge of $12.8, in the three months ended December 31, 2016, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
Pension settlement charges were reported in Corporate.
Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of Adjusted Operating Income in the three months ended December 31, 2016. Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $(0.6) in the three months ended December 31, 2015.
Senior management evaluates operating performance of our segments based on the share-based expense, but excludes the share based compensation related the fiscal 2013 accounting modification from liability plan to equity plan accounting for share-based compensation that are not reflective of the ongoing and planned pattern of recognition for such expense. We follow the same treatment of the share-based compensation for the financial covenant compliance calculations under our debt agreements. See “Overview—Non-GAAP Financial Measures.” All other share-based compensation expense is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 4, “Segment Reporting” in the notes to our Condensed Consolidated Financial Statements.

INTEREST EXPENSE, NET
In the three months ended December 31, 2016, Interest expense, net was $57.9 as compared with $14.6 in the three months ended December 31, 2015. This increase is primarily due to higher average debt balances at increased interest rates. Additionally included in the prior period interest expense is a one-time foreign currency exchange gain of $11.1 related to our debt refinancing in fiscal 2016.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2016 and 2015 was 174.4% and 11.8% respectively. The effective tax rate for the three months ended December 31, 2016 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2. The effective income tax rate for the three months ended December 31, 2015 includes the decrease in the accrual for unrecognized tax benefits and the expiration of foreign statutes of limitation.
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

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (Loss) income before income taxes	$(70.0)	$(122.1)	174.4%	$110.6	$13.0	11.8%
Adjustments to reported Operating income (a) (b)	320.7	144.2		81.0	28.0
Adjustments to Interest expense (b) (c)	—	—		(8.5)	(2.9)
Other adjustments (b)	—			27.3	9.5
Adjusted Income before income taxes	$250.7	$22.1	8.8%	$210.4	$47.6	22.6%

(a)	See the reconciliation of Reported Operating Income to Adjusted Operating Income under “Adjusted Operating Income” above.

(b)
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

(c)
The amount in the three months ended December 31, 2015 primarily represents a one-time gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated Term Loan B Facility partially offset by losses of $2.6 on derivative contracts used to economically hedge intercompany loans to facilitate payments to the Brazil Acquisition, included in interest expense in the Condensed Consolidated Statements of Operations.

The adjusted effective tax rate was 8.8% for the three months ended December 31, 2016 compared to 22.6% for the three months ended December 31, 2015. The differences were primarily due to the release of a valuation allowance in the U.S. as a result of the P&G Beauty Business acquisition.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $46.8 in the three months ended December 31, 2016 as compared to income of $89.0 in the three months ended December 31, 2015. This decrease primarily reflects lower operating income and higher interest expense in the three months ended December 31, 2016, partially offset by a benefit from income taxes in the three months ended December 31, 2016 and lower losses on foreign currency contracts in the three months ended December 31, 2015.
Adjusted Net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2016	2015	Change %
Reported Net income attributable to Coty Inc.	$46.8	$89.0	(47%)
% of Net revenues	2.0%	7.4%
Adjustments to reported Operating income (a)	320.7	81.0	>100%
Adjustments to Other expense (b)	—	24.2	(100%)
Adjustments to Interest expense (c)	—	(8.5)	100%
Loss on early extinguishment of debt	—	3.1	(100%)
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(144.2)	(34.6)	<(100%)
Adjusted Net income attributable to Coty Inc.	$223.3	$154.2	45%
% of Net revenues	9.7%	12.7%
Per Share Data
Adjusted weighted-average common shares
Basic	746.6	345.0
Diluted	752.4	354.3
Adjusted Net income attributable to Coty Inc. per common share
Basic	$0.30	$0.45
Diluted	0.30	0.44

(a)	See “Reconciliation of Reported operating income to Adjusted operating income.”

(b)
In the three months ended December 31, 2015, the amount represents $24.2 losses on foreign currency contracts related to an advance payment in connection with the Brazil Acquisition, included in other expense in the Condensed Consolidation Statements of Operations.

(c)
The amount in the three months ended December 31, 2015 primarily represents a one-time gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated Term Loan B Facility partially offset by losses of $2.6 on derivative contracts used to economically hedge intercompany loans to facilitate payments in connection with the Brazil Acquisition, included in interest expense in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2016 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015
NET REVENUES
In the six months ended December 31, 2016, net revenues increased 45%, or $1,054.1, to $3,376.9 from $2,322.8 in the six months ended December 31, 2015. The acquisition of the P&G Beauty Business was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. The increase in net revenues in the six months ended December 31, 2016 reflects an increase in unit volume of 63%, partially offset by a negative price and mix impact of 15% and a negative foreign currency exchange translations impact of 3%. The acquisition of the P&G Beauty Business contributed 33% to total net revenues for the period and the Brazil Acquisition and ghd contributed 6% to total net revenues for the period. Excluding the impacts of the Acquisitions and foreign currency exchange translations, total net revenues in the six months ended December 31, 2016 decreased 9%.
Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2016	2015	Change %
NET REVENUES
Luxury	$1,284.0	$1,027.5	25%
Consumer Beauty	1,573.6	1,165.2	35%
Professional Beauty	519.3	130.1	>100%
Total	$3,376.9	$2,322.8	45%
Luxury
In the six months ended December 31, 2016, net revenues from the Luxury segment increased 25%, or $256.5, to $1,284.0 from $1,027.5 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business contributed 27% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were some of the largest contributors, which include favorable net revenues from the launches of Hugo Boss The Scent for Her, despite the overall decline in seasonal holiday sales in the fragrance category. Excluding the impact of the Acquisitions of 34%, net revenues from the Luxury segment decreased 9% to $939.9 in the six months ended December 31, 2016, reflecting a decrease in unit volume of 5%, a negative price and mix impact of 3% and a negative foreign currency exchange translations impact of 1%. This decrease primarily reflects lower net revenues from Calvin Klein and Marc Jacobs fragrances, primarily driven by declines in net revenues from existing product lines. The decline in net revenues from Calvin Klein was also affected by our strategic efforts to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels. Partially offsetting the decline in net revenues was net revenues from the launch of Calvin Klein Deep Euphoria, Marc Jacobs Divine Decadence, Davidoff Horizon, Chloé Fleur de Parfum and an increase in net revenues from existing philosophy product lines. The negative price and mix impact, excluding the impact of the acquisitions, primarily reflects a higher level of promotional and discounted pricing activities on lower-volume fragrance product lines in non-strategic distribution channels and a lower volume of relative higher-priced Calvin Klein products.
Consumer Beauty
In the six months ended December 31, 2016, net revenues from the Consumer Beauty segment increased 35%, or $408.4, to $1,573.6 from $1,165.2 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business contributed 25% of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of this acquisition, although these and other brands were negatively impacted as we reorganized our business and by transitional factors, including significantly higher than expected trade inventory prior to the closing of the Transactions, which negatively impacted our results. Excluding the impact of the Acquisitions of 49%, net revenues from the Consumer Beauty segment decreased 14% to $1,007.4 in the six months ended December 31, 2016, reflecting a decrease in unit volume of 14% and a negative foreign currency exchange translations impact of 3%, partially offset by a positive price and mix impact of 3%. This decrease primarily reflects lower net revenues from Rimmel and Sally Hansen, primarily as a result of a reduction in shipments to a key U.S. customer and adidas as a result of declines in net revenues from existing products that could not be offset by new launches. Declines in Sally Hansen also reflect negative market trends in the U.S. Partially offsetting the declines in the segment was growth from Bourjois as a result of continued expansion across Eastern Europe, Russia and through the travel retail business. The positive price and mix impact, excluding the impact of the Acquisitions, primarily reflects a higher volume of relative higher-priced products, such as Bourjois and a lower volume of relative lower-priced products, such as Rimmel.
Professional Beauty
In the six months ended December 31, 2016, net revenues from the Professional Beauty segment increased greater than 100%, or $389.2, to $519.3 from $130.1 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and ghd contributed 70% and 9%, respectively, of the total net revenues for the segment. The professional product line of Wella hair products was the largest contributor to net revenues as a result of this acquisition, reflecting the strong performance of the brand. Excluding the impact of the Acquisitions of more than 100%, net revenues from the Professional Beauty segment decreased 14% to $112.5 in the six months ended December 31, 2016, reflecting a decrease in unit volume of 14% and a negative foreign currency exchange translations impact of 1%, partially offset by a positive price and mix impact of 1%. Net revenues in the segment decreased as launch activity for OPI products in the six months ended December 31, 2016 could not offset declines in net revenues from existing product lines. The positive price and mix impact, excluding the impact of the Acquisitions, primarily reflects a price improvement in OPI products.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Six Months Ended December 31,
(in millions)	2016	2015	Change %
NET REVENUES
North America	$1,044.9	$793.4	32%
Europe	1,581.0	1,091.4	45%
ALMEA	751.0	438.0	71%
Total	$3,376.9	$2,322.8	45%

North America
In the six months ended December 31, 2016, net revenues in North America increased 32%, or $251.5, to $1,044.9 from $793.4 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of 44%, net revenues in North America decreased 12%, or $96.7, to $696.7 in the six months ended December 31, 2016 from $793.4 in the six months ended December 31, 2015, primarily due to lower net revenues in the Consumer Beauty division in the U.S. from Sally Hansen, Rimmel, and N.Y.C. New York Color, as well as OPI in the Professional Beauty division, partially offset by an increase in existing philosophy product lines within the Luxury division. Declines in Sally Hansen also reflect negative market trends in the U.S.
Europe
In the six months ended December 31, 2016, net revenues in Europe increased 45%, or $489.6, to $1,581.0 from $1,091.4 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of 60%, net revenues in Europe decreased 15%, or $160.1, to $931.3 in the six months ended December 31, 2016 from $1,091.4 in the six months ended December 31, 2015, primarily due to decreases from Rimmel, Calvin Klein, adidas, Marc Jacobs and Playboy, partially offset by increases from Bourjois. Declines in net revenues occurred across the region, including the U.K. and Germany. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 4%, net revenues in Europe decreased 11%.
ALMEA
In the six months ended December 31, 2016, net revenues in ALMEA increased 71%, or $313.0, to $751.0 from $438.0 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions of 72%, net revenues in ALMEA decreased 1%, or $6.2, to $431.8 in the six months ended December 31, 2016 from $438.0 in the six months ended December 31, 2015, primarily due to declines in Calvin Klein and Marc Jacobs. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 1%, net revenues in ALMEA remained consistent with the prior year.
COST OF SALES
In the six months ended December 31, 2016, cost of sales increased 47%, or $425.7, to $1,337.1 from $911.4 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues increased to 39.6% in the six months ended December 31, 2016 from 39.2% in the six months ended December 31, 2015, resulting in a gross margin decline of approximately 40 basis points. This decline represents a positive impact from lower cost of sales as a percentage of net revenues from the acquisitions of the P&G Beauty Business and ghd offset by the one-time costs of the revaluation of acquired inventory from the acquisitions of the P&G Beauty Business and ghd. Excluding these impacts, cost of sales decreased 11.0%, or $100.2, to $807.6 in the six months ended December 31, 2016 from $907.8 in the six months ended December 31, 2015 while cost of sales and gross margin as a percentage of net revenue for Legacy-Coty remained consistent with prior year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2016, Selling, general and administrative expenses of $1,649.1 increased 65%, or $649.4, from $999.7 in the six months ended December 31, 2015, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 48.8% in the six months ended December 31, 2016 from 43.0% in the six months ended December 31, 2015. The increase of 580 basis points primarily reflects approximately 360 basis points related to higher administrative costs, 330 basis points related to higher advertising and consumer promotion spending, partially offset by approximately 80 basis points related to a favorable foreign exchange translations impact and 40 basis points related to lower share-based compensation expense. Included within the higher advertising and consumer promotion expenses are pre-acquisition commitments which could not be reduced to align with the declining revenue trends from the P&G Beauty Business. Excluding the impact of the Acquisitions, the Legacy-Coty administrative costs increased as a percentage of net revenues primarily due to higher business realignment costs for the settlement of the U.S. Del Laboratories, Inc. and additional employee hires in the preparation and integration of the P&G Beauty Business acquisition. The Legacy-Coty advertising and consumer promotion expense increased as a percentage of net revenues as a result of increased investment in defending the Rimmel and Sally Hansen brands as well as investment in growth and innovation for Bourjois, and continued spend in core countries and channels despite a decrease in net revenues due to our strategic efforts to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels.
OPERATING INCOME
In the six months ended December 31, 2016, operating income decreased 86%, or $200.4 to $33.7 from $234.1 in the six months ended December 31, 2015. Operating margin, or operating income as a percentage of net revenues, decreased to 1.0%

in the six months ended December 31, 2016 as compared to 10.1% in the six months ended December 31, 2015. This margin decline of approximately 910 basis points reflects approximately 580 basis points related to higher Selling, general and administrative expenses, approximately 380 basis points related to higher acquisition-related costs, approximately 180 basis points related to higher amortization expense and approximately 40 basis points related to higher cost of sales, partially offset by approximately 240 basis points related to lower restructuring expenses and approximately 20 basis points related to asset impairment charges in the six months ended December 31, 2016.
Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2016	2015	Change %
OPERATING INCOME (LOSS)
Luxury	$142.7	$176.4	(19%)
Consumer Beauty	115.6	171.0	(32%)
Professional Beauty	99.7	40.6	>100%
Corporate	(324.3)	(153.9)	N/A
Total	33.7	234.1	(86%)
Luxury
In the six months ended December 31, 2016, operating income for Luxury decreased 19%, or $33.7, to $142.7 from $176.4 in the six months ended December 31, 2015. Operating margin decreased to 11.1% of net revenues in the six months ended December 31, 2016 as compared to 17.2% in the six months ended December 31, 2015, reflecting higher Selling, general and administrative expenses as a percentage of net revenues and amortization expense as a percentage of net revenues.
Consumer Beauty
In the six months ended December 31, 2016, operating income for Consumer Beauty decreased 32%, or $55.4, to $115.6 from $171.0 in the six months ended December 31, 2015. Operating margin decreased to 7.3% of net revenues in the six months ended December 31, 2016 as compared to 14.7% in the six months ended December 31, 2015, primarily driven by higher Selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Professional Beauty
In the six months ended December 31, 2016, operating income for Professional Beauty increased greater than 100%, or $59.1, to $99.7 from $40.6 in the six months ended December 31, 2015. Operating margin decreased to 19.2% of net revenues in the six months ended December 31, 2015 as compared to 31.2% in the three months ended December 31, 2015, primarily driven by higher Selling, general and administrative expenses as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2016, operating loss for Corporate was $(324.3) compared to $(153.9) in the six months ended December 31, 2015, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Six Months Ended December 31,
(in millions)	2016	2015	Change %
Reported Operating income	$33.7	$234.1	(86%)
% of Net revenues	1.0%	10.1%
Costs related to acquisition activities	273.4	64.9	>100%
Amortization Expense	116.4	38.1	>100%
Restructuring and other business realignment costs	35.0	83.2	(58%)
Pension settlement charges	15.9	—	N/A
Asset impairment charges	—	5.5	N/A
Share-based compensation expense adjustment	—	0.3	(100%)
Total adjustments to reported Operating income	440.7	192.0	>100%
Adjusted Operating income	$474.4	$426.1	11%
% of Net revenues	14.0%	18.3%
Adjusted Operating Income in the six months ended December 31, 2016 Adjusted Operating Income increased 11%, or $48.3, to $474.4 from $426.1 in the the six months ended December 31, 2015. Adjusted operating margin decreased to 14.0% of net revenues in the six months ended December 31, 2016 as compared to 18.3% in the six months ended December 31, 2015, driven by approximately 540 basis points related to higher adjusted selling, general and administrative expenses partially offset by approximately 120 basis points related to lower adjusted cost of sales.
Costs Related to Acquisition Activities
In the six months ended December 31, 2016, we incurred $273.4 of costs related to acquisition activities. We recognized Acquisition-related costs of $217.4, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $36.2 and $16.1 in costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the P&G Beauty Business and ghd, respectively, and $3.7 in Selling, general and administrative expense primarily related to P&G real estate in the Condensed Consolidated Statements of Operations six months ended December 31, 2016.
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
Amortization Expense

In the six months ended December 31, 2016, amortization expense increased to $116.4 from $38.1 in the six months ended December 31, 2015 primarily as a result of the Acquisitions. In the six months ended December 31, 2016, amortization expense of $45.4, $52.4, and $18.6 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
As part of the Global Integration Activities, the Company incurred exit and disposal costs primarily related to a lease loss accrual on a duplicative facility that was exited after the merger, as well as, employee separations. The costs incurred with the Global Integration Activities have been recorded in Corporate.
In the six months ended December 31, 2016, we incurred restructuring and other business structure realignment costs of $35.0, as follows:

•	We incurred Restructuring costs of $23.2 primarily related to the Acquisition Integration Program and Organizational Redesign, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $11.8 primarily related to our Organizational Redesign. Of this amount $7.0 is included in Selling, general and administrative expenses, $3.4 is included in Cost of goods sold, and $1.4 is included in Other expense in the Condensed Consolidated Statements of Operations.

In the six months ended December 31, 2015, we incurred restructuring and other business structure realignment costs of $83.2, as follows:

•
We incurred Restructuring costs of $72.7 primarily related to Organizational Redesign, included in the Condensed Consolidated Statements of Operations, which primarily relate to the Acquisition Integration Program and Organizational Redesign.

•
We incurred business structure realignment costs of $10.5 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Pension Settlement Charges
In the six months ended December 31, 2016, we incurred charges of $15.9 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016, in addition to, the purchase of annuity contracts from a third-party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during the three months ended December 31, 2016. The settlement charge of $15.9, for the six months ended December 31, 2016, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
Pension settlement charges were reported in Corporate.
Asset Impairment Charges
In the six months ended December 31, 2016, there were no asset impairment charges reported in the Condensed Consolidated Statements of Operations.
In the six months ended December 31, 2015, asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.
Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of Adjusted Operating Income in the six months ended December 31, 2016. Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $0.3 in the six months ended December 31, 2015.
Senior management evaluates operating performance of our segments based on the share-based expense, but excludes the share based compensation related the fiscal 2013 accounting modification from liability plan to equity plan accounting for share-based compensation that are not reflective of the ongoing and planned pattern of recognition for such expense. See “Overview—Non-GAAP Financial Measures.” All other share-based compensation expense is reflected in the operating results of the segments. Share-based compensation adjustment is included in Corporate. See Note 4, “Segment Reporting” in our notes to the Condensed Consolidated Financial Statements.
INTEREST EXPENSE, NET
In the six months ended December 31, 2016, interest expense, net was $98.3 as compared with $30.6 in the six months ended December 31, 2015. This increase is primarily due to higher average debt balances at increased interest rates. Additionally included in the prior period interest expense is a one-time foreign currency exchange gain of $11.1 related to our debt refinancing in fiscal 2016.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In the six months ended December 31, 2016, there were no losses related to the early extinguishment of debt.
In the six months ended December 31, 2015, we incurred $3.1 in losses on the early extinguishment of debt in connection with the refinancing of our the prior credit facilities.
OTHER EXPENSE (INCOME), NET
We incurred $0.7 of expense and $23.8 of income in the six months ended December 31, 2016 and 2015, respectively. The other expense primarily reflects $24.2 of lower losses on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the Brazil Acquisition.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2016 and 2015 was 194.8% and (30.6)%, respectively. The effective tax rate for the six months ended December 31, 2016 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2. The negative effective income tax rate for six months ended December 31, 2015 was primarily the result of the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015
(in millions)	(Loss)Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (Loss) income before income taxes	$(65.3)	$(127.2)	194.8%	$176.6	$(54.1)	(30.6%)
Adjustments to reported Operating income (a)(b)	440.7	186.7		192.0	30.8
Adjustments to Interest expense (b)(c)	1.4	0.6		(8.5)	(1.4)
Other adjustments (b)	—	—		27.3	4.4
Adjusted Income before income taxes	$376.8	$60.1	16.0%	$387.4	$(20.3)	(5.2%)

(a)	See the reconciliation of Reported Operating Income to Adjusted Operating Income under “Adjusted Operating Income” above.

(b)
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

(c)
The $1.4 in the six months ended December 31, 2016 represents a net loss incurred in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations. The amount in the six months ended December 31, 2015 represents a one-time gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated Term Loan B Facility partially offset by losses of $2.6 on derivative contracts used to economically hedge intercompany loans to facilitate payments to Hypermarcas S.A. for the Brazil Acquisition, included in interest expense in the Condensed Consolidated Statements of Operations.

The adjusted effective tax rate was 16.0% compared to (5.2)% in the prior-year period. The differences were primarily due to the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition.
NET INCOME ATTRIBUTABLE TO COTY INC.
In the six months ended December 31, 2016, net income attributable to Coty Inc. decreased $167.9, to $46.8, from $214.7 in the six months ended December 31, 2015. This decrease primarily reflects lower operating income and higher interest expense in the six months ended December 31, 2016, partially offset by a higher tax benefit in the six months ended December 31, 2016 than in the six months ended December 31, 2015 and losses on foreign currency contracts in the six months ended December 31, 2015.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2016	2015	Change %
Reported Net income attributable to Coty Inc.	$46.8	$214.7	(78%)
% of Net revenues	1.4%	9.2%
Adjustments to reported Operating income (a)	440.7	192.0	>100%
Adjustments to Other expense (b)	—	24.2	(100%)
Loss on early extinguishment of debt (c)	—	3.1	(100%)
Adjustments to Interest expense (d)	1.4	(8.5)	(100%)
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(187.3)	(33.8)	<(100%)
Adjusted Net income attributable to Coty Inc.	$301.6	$391.7	(23%)
% of Net revenues	8.9%	16.9%
Per Share Data
Adjusted weighted-average common shares
Basic	539.8	352.5
Diluted	545.8	362.0
Adjusted Net income attributable to Coty Inc. per common share
Basic	$0.56	$1.11
Diluted	0.55	1.08

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the six months ended December 31, 2015, the amount represents $24.2 losses on foreign currency contracts related to an advance payment in connection with the Brazil Acquisition, included in other expense in the Condensed Consolidation Statements of Operations.

(c)
In the six months ended December 31, 2015, the amount represents the write-off of deferred financing costs in connection with the refinancing of the Prior Coty Inc. Credit Facilities, included in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(d)
The amount in the six months ended December 31, 2016 represents a net loss of $1.4 incurred in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations. The amount in the six months ended December 31, 2015 primarily represents one-time gains of $11.1 on short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated portion of the Term Loan B Facility and a net losses of $2.6 on the revaluation of intercompany loans including the impact of derivative contracts used to hedge intercompany loans to facilitate payments in connection with the Brazil Acquisition, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2016, we had cash and cash equivalents of $939.2 compared with $372.4 at June 30, 2016.
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

Debt
The balances consisted of the following as of December 31, 2016 and June 30, 2016, respectively.

	December 31, 2016	June 30, 2016
Short-term debt	$12.4	$19.8
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	—
Galleria Term Loan B Facility due September 2023	1,000.0	—
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	190.0	670.0
Coty Term Loan A Facility due October 2020	1,828.2	1,883.6
Coty Term Loan A Facility due October 2021	975.0	—
Coty Term Loan B Facility due October 2022	1,632.2	1,596.0
Other long-term debt and capital lease obligations	0.3	0.7
Total debt	6,582.4	4,170.1
Less: Short-term debt and current portion of long-term debt	(186.7)	(161.8)
Total Long-term debt	6,395.7	4,008.3
Less: Unamortized debt issuance costs (a)(b)	(76.0)	(64.6)
Less: Discount on Long-term debt	(11.3)	(7.3)
Total Long-term debt, net	$6,308.4	$3,936.4
(a) Consists of unamortized debt issuance costs of $20.1 and $22.7 for the Coty Revolving Credit Facility, $37.2, and $30.3 for the Coty Term Loan A Facility and $12.1, and $11.6 for the Coty Term Loan B Facility as of December 31, 2016 and June 30, 2016, respectively.
(b) Consists of unamortized debt issuance costs of $3.2 and $0.0 for the Galleria Term Loan A Facility and $3.4, and $0.0 for the Galleria Term Loan B Facility as of December 31, 2016 and June 30, 2016, respectively. $5.1 of unamortized debt issuance costs for the Galleria Revolving Credit Facility were classified as Other noncurrent assets as of December 31, 2016.
Coty Credit Agreement
On October 27, 2015, we entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provides for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount.
On April 8, 2016, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in commitments under the Coty Term Loan A Facility and an additional €325.0 million in commitments under the Coty Term Loan B Facility of the Coty Credit Agreement (the “Incremental Term Loans”). The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Coty Term Loan A Facility and Euro denominated portion of the Coty Term Loan B Facility.
On October 28, 2016, we entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provides for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in commitments (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in commitments (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.
The loans made under the Incremental Term A Facility have terms that are substantially identical to the existing Coty Term Loan A Facility except that the loans will mature on the date that is five years after October 28, 2016. The loans under the Incremental Term B Facility and the Refinancing Facilities have substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental and Refinancing Agreement, except that, among other things: (i) the interest rate with respect to the USD denominated tranche of the Refinancing Facilities and the Incremental Term B Facility will be, our option, either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% or an alternate base rate (“ABR”) equal to the highest of (1) JPMorgan Chase Bank N.A.’s prime rate, (2) the federal funds rate plus 0.50% and (3) one-month LIBOR plus 1.0%, in each case plus an applicable margin of 1.50% and (ii) the LIBOR floor with respect to the LIBOR loans under the Incremental Term B Facility and the Refinancing Facilities is 0.00%.
We recognized $12.4 of deferred debt issuance costs in connection with the Incremental and Refinancing Agreement.
The Coty Credit Agreement is guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Galleria Credit Agreement
On October 1, 2016, at the closing of the Transactions, we assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for the senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. In connection with the closing of the Transactions, we assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the Transactions, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
We recognized $12.4 of deferred debt issuance costs in connection with the Galleria Credit Agreement.
The Galleria Credit Agreement is guaranteed by Coty Inc. and its wholly-owned domestic subsidiaries (other than Galleria) and secured by a first priority lien on substantially all of the assets of Coty Inc. and its wholly-owned domestic subsidiaries, in each case subject to certain carve outs and exceptions.
Interest Terms:
The Galleria Credit Agreement facilities will bear interest at rates equal to, at our option, either:

•	the LIBOR of the applicable qualified currency plus the applicable margin; or

•	ABR plus the applicable margin.
In the case of the Galleria Term Loan A Facility and Galleria Revolving Facility, the applicable margin means a percentage per annum to be determined in accordance with a leverage-based pricing grid below:

Pricing Tier	Total Net Leverage Ratio:	LIBOR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 5.00:1	2.0%	1.0%
2.0	Less than 5.00:1 but greater than or equal to 4.00:1	1.8%	0.8%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.5%	0.5%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.3%	0.3%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.1%	0.1%
6.0	Less than 1.50:1	1.0%	—%
In the case of the Galleria Term Loan B Facility, the applicable margin means 3.00% per annum, in the case of LIBOR loans, and 2.00% per annum, in the case of ABR loans. With respect to the Galleria Term Loan B Facility, in no event will (i) LIBOR be deemed to be less than 0.75% per annum and (ii) ABR be deemed to be less than 1.75% per annum.
Scheduled Amortization
Beginning in the second quarter of fiscal 2018 and ending at maturity, we will make quarterly repayments of 1.25% and 0.25% of the initial aggregate Galleria Term Loan A Facility and Galleria Term Loan B Facility, respectively. The remaining balance of the initial aggregate Galleria Term Loan A Facility and Galleria Term Loan B Facility amount will be payable on the maturity date for each facility, respectively.

Debt Maturities Schedule
Our aggregate maturities of long-term debt, including current portion of long-term debt and excluding capital lease obligations as of December 31, 2016, are presented below:

Fiscal Year Ending June 30
2017, remaining	$80.1
2018	202.9
2019	217.2
2020	217.2
2021	1,808.5
Thereafter	4,043.8
Total	$6,569.7
Debt Covenants
We are required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement and the Galleria Credit Agreement (collectively the “Agreements”). The Agreements include a financial covenant that requires us to maintain a total net leverage ratio (as defined therein), equal to or less than 5.50 to 1.00 as of December 31, 2016, and 5.25 to 1.00 for each fiscal quarter through June 30, 2017 subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Agreements respectively), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of December 31, 2016, we were in compliance with all covenants within the Agreements.
Business Combinations
P&G Beauty Business Acquisition
On October 1, 2016, pursuant to the Transaction Agreement (as defined below), we completed the Transactions (as defined below) and acquired the P&G Beauty Business in order to further strengthen our position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
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
Acquisition of ghd
On November 21, 2016, we completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited which held the assets of ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances, pursuant to the sale and purchase agreement. The ghd acquisition is expected to further strengthen our professional hair category and is included in the Professional Beauty segment’s results after the acquisition date. The total cash consideration paid was £430.2, the equivalent of $531.5,which was funded through cash on hand and available debt.
Acquisition of Younique
On February 1, 2017, we completed its acquisition of Younique, LLC, a Utah limited liability company (“Younique”), acquiring a majority interest of Younique for a cash consideration of $600.0, net of acquired cash and debt assumed. The purchase consideration is subject to normal working capital adjustments being finalized. We acquired a 60% membership interest of Younique while the existing Younique membership holders will retain a 40% membership interest. Younique will operate as a separate business within our Consumer Beauty division and is expected to strengthen the that division’s color cosmetics and skin and body care product offerings. The acquisition was funded with a combination of cash on hand and borrowings under available debt facilities.

Cash Flows

	Six Months Ended December 31,
	2016	2015
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$663.4	$517.1
Net cash used in investing activities	(342.0)	(543.7)
Net cash provided by financing activities	299.2	193.9
Net cash provided by operating activities
 Net cash provided by operating activities was $663.4 and $517.1 for the six months ended December 31, 2016 and 2015, respectively. The increase in operating cash inflows of $146.3 was primarily due to an increase of $230.1 resulting from the change in operating assets and liabilities due to the P&G Beauty Business acquisition and an increase of $85.0 in adjustments to reconcile net income to operating cash flow, offset by a decrease of $168.8 in Net income for the six months ended December 31, 2016.
Net cash used in investing activities
Net cash used in investing activities was $342.0 and $543.7 for the six months ended December 31, 2016 and 2015, respectively. The decrease in cash outflows of $201.7 was primarily driven by the decrease of $303.5 for net payments made related to business combinations, offset by an increase in capital expenditures of $119.9 during the six months ended December 31, 2016.
Net cash provided by financing activities
Net cash provided by financing activities was $299.2 and $193.9 for the six months ended December 31, 2016 and 2015, respectively. The increase in cash inflows of $105.3 was primarily driven by a decrease of $691.6 in payments for Class A Common Stock compared to the prior year due to the higher common share repurchase program, offset by an increase of $480.3 in net repayments of the revolving loan and term loan facilities and an increase of $96.8 in cash dividends paid during the six months ended December 31, 2016.
Dividends
On August 1, 2016,we declared a cash dividend of $0.275 per share, or $93.4 on our Class A and Class B Common Stock, RSUs and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Class A and Class B Common Stock on August 11, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016.
On December 9, 2016, we declared a cash dividend of $0.125 per share, or $94.0 on our Class A Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on December 28, 2016 to holders of record of Class A Common Stock on December 19, 2016. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of December 19, 2016.
We anticipate issuing future dividends on a quarterly basis effective as of our second quarter ended December 31, 2016.
Share Repurchase
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between us and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2016, we have repurchased 0.0 and 1.4 million shares, respectively, of its Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the six months ended December 31, 2016 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. As of December 31, 2016, the Company has $396.8 remaining under the current repurchase program that was approved on February 3, 2016.

Employee Benefit Plans
During the three months ended September 30, 2016, we made lump sum payments to certain U.S. Del Laboratories, Inc. pension plan participants totaling $13.5 to partially settle the plan’s obligation to these participants. Payments were made from the plan’s assets. During the three months ended December 31, 2016, we transferred the remainder of our obligation to a third-party insurance provider by purchasing annuity contracts. The settlement was facilitated by a cash contribution of $8.8 followed by liquidation of the plan’s assets totaling $47.0 at the settlement date. As a result of these actions the termination of the plan was completed as of December 31, 2016 .
Commitments and Contingencies
Noncontrolling Interests
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders (each such right, a “Call right”) at certain points in time.
In December 2014, we gave notice of intent to exercise its Call right for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, we gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The noncontrolling interest holder indicated the desire to continue its participation and to retain an equity investment in the joint venture. The noncontrolling interest holder and us are exploring alternative options of restructuring the joint venture.
Redeemable Noncontrolling Interests
On February 12, 2016, we gave notice of intent to exercise its option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at the purchase price of $9.8 for the remaining 45% interest. The transaction was effective as of June 30, 2016 and the payment was completed during the three months ended December 31, 2016.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.5 and $4.6 as of December 31, 2016 and June 30, 2016, respectively.

Contractual Obligations
Our principal contractual obligations and commitments as of December 31, 2016 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2017, remaining	2018	2019	2020	2021
Long-term debt obligations	$6,569.7	80.1	202.9	217.2	217.2	1,808.5	$4,043.8
Interest on long-term debt obligations(a)	1,376.7	91.6	199.0	215.1	230.4	244.8	395.8
Operating lease obligations	808.0	61.4	117.2	104.7	89.7	77.8	357.2
License agreements:(b)
Royalty payments	382.7	25.1	77.1	68.7	50.2	33.6	128.0
Advertising and promotional spend obligations	127.4	13.3	27.6	29.5	31.0	13.0	13.0
Other contractual obligations(c)	191.6	66.6	50.0	32.0	22.7	13.7	6.6
Other long-term obligations:
Pension obligations (mandated)(d)	19.9	2.8	4.6	4.4	4.1	4.0	—
Total	$9,476.0	340.9	678.4	671.6	645.3	2,195.4	$4,944.4

(a) Interest costs on our variable rate debt after consideration of our interest rate swap arrangements are determined based on an interest rate forecast using the forward interest rate curve and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $99.3 over the term of our long-term debt.
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
(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial instruments arising out of our joint ventures. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
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
Due to the change in our operating segments and reporting units, we performed an impairment analysis as of October 1, 2016 and determined that no adjustments to carrying values were required either pre or post the change of our operating segments and reporting units. The fair values of our new reporting units exceeded their respective carrying values at October 1, 2016 by a range of 8.1% to 82.3%. The P&G Beauty Business acquisition impact is significant to the new reporting units as recently acquired assets represent 59.6%, 78.7% and 67.8% of total Luxury, Consumer Beauty and Professional Beauty reporting units’ carrying values, respectively as of the date of the test and on acquisition their carrying values approximate their fair values. Accordingly, the newly acquired assets have no cushion and therefore lower the overall cushion for the new reporting units.

As of December 31, 2016, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2016 Form 10-K.
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance, expected growth (including revenue declines and trends), our ability to support our planned business operations on a near- and long-term basis, mergers and acquisitions, future dividend payments, divestitures, plans, activities, synergies or growth from acquisitions and our outlook for the second half of fiscal 2017 and all other future reporting periods. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable and are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from such statements, including:

•
our ability to achieve our global business strategy, compete effectively in the beauty industry and achieve the benefits contemplated by our recent strategic transactions within the expected time frame, including our joint ventures and recent acquisitions;

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, the market value of inventory and the fair value of acquired assets and liabilities associated with acquisitions;

•	managerial, integration, operational, regulatory, legal and financial risks, including management of cash flows, and expenses associated with our strategic transactions and internal reorganizations;

•
the integration of the P&G Beauty Business with our business, operations, systems, financial data and culture and the ability to realize synergies and other potential benefits within the time frames currently contemplated;

•	changes in law, regulations and policies that affect our business or products;

•
our and our brand partners' and licensors' ability to obtain, maintain and protect the intellectual property rights, including trademarks, brand names and other intellectual property used in their respective businesses, products and software, and their abilities to protect their respective reputations and defend claims by third parties for infringement of intellectual property rights;

•
our ability to implement the Acquisition Integration Program, the Organizational Redesign restructuring program and the Post-Merger Reorganization as planned and the success of the programs or any anticipated programs in delivering anticipated improvements and efficiencies;

•
our ability to successfully execute our announced intent to divest or discontinue non-core brands and to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any relaunched or rebranded products;

•	risks related to our international operations and joint ventures, including reputational, compliance, regulatory, economic and foreign political risks;

•	our dependence on certain licenses, entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•	global political and/or economic uncertainties or disruptions;

•	our ability to manage seasonal variability;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution channels and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products;

•	disruptions in operations, including due to disruptions or consolidation in supply chain, manufacturing rights or information systems, labor disputes and natural disasters;

•	restrictions imposed on us through our license agreements and credit facilities and changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades to their respective information technology systems and our failure to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information;

•	our ability to attract and retain key personnel;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other periodic reports we have filed and may file with the SEC from time to time.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, P&G Beauty Business, which was acquired on October 1, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 1, 2016, we completed the acquisition of the P&G Beauty Business. The P&G Beauty Business accounted for 44% of our total assets as of December 31, 2016 and 48% of our total net sales for the six months ended December 31, 2016. As part of our ongoing integration of the P&G Beauty Business, we are continuing to incorporate our controls and procedures into the P&G Beauty Business subsidiaries and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. As permitted by the SEC guidance for newly acquired businesses, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending June 30, 2017 will include a scope exception that excludes the acquired P&G Beauty Business subsidiaries in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the P&G Beauty Business.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We have disclosed information about certain legal proceedings in Part II, Item 1 under the heading “Legal Proceedings” of our Quarterly Report on Form 10-Q (“10-Q”) for the quarterly period ended September 30, 2016. There have been no subsequent material developments to these matters.
Item 1A. Risk Factors.
You should consider the following risks and all of the other information in this 10-Q in connection with evaluating our business and the forward-looking information contained in this Form 10-Q. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition and results of operations, may be materially and adversely affected. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries, including Galleria.
The beauty business is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations will suffer.
The beauty business is highly competitive and can change rapidly due to consumer preferences and industry trends. Competition in the beauty business is based on several factors, including pricing, value and quality, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities, advertising, editorials and e-commerce and mobile-commerce initiatives. Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution, and the nail category in the U.S. by lower cost brands that have increased pricing pressure and shifts in consumer preference away from certain traditional formulations. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms and innovative in-store activations. In addition, the hair color category is being influenced by new product introductions in the premium category and innovations by competitors to meet growing category needs. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition and results of operations.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, key retailers that control an increasing percentage of retail locations, which may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. In addition, due to the challenging environment for brick-and-mortar due to declining in-store traffic, some retailers are closing physical stores, which could have a material adverse effect on our business, prospects, financial condition and results of operations. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
Consumer shopping preferences have also shifted, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct sales and e-commerce. In addition, our entry into new categories and geographies have exposed, and may continue to expose, us to new distribution channels about which we have less expertise. If we are not successful in these channels, we may experience lower than expected revenues.
Changes in industry trends and consumer preferences could adversely affect our business, prospects, financial condition and results of operations.
Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and may change rapidly, and on our ability to anticipate and respond in a timely and cost-effective manner to industry trends through product innovations, product line extensions and marketing and promotional activities. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. As product life cycles shorten, we must continually work to develop, produce, and market new products and maintain and enhance the recognition of our brands. For example, the mass fragrance category performance has been declining due to, we believe, the compression of fame longevity for celebrities and channel limitations for in-store displays.
In addition, net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This constant product innovation also can place a strain on our employees and our financial resources, including if we incur expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales. The positive or negative sales contribution of any of our products may change significantly within a period or from period to period. The above-referenced factors, as well as new product risks, could have an adverse effect on our business, prospects, financial condition and results of operations.
Our success depends on our ability to achieve our global business strategy.
Our future growth depends on our ability to successfully implement our global business strategy, which includes leveraging the strength and scale of the combined company to create a new global leader and challenger in the beauty industry, and combining new organic growth opportunities with a well-targeted acquisition strategy to strive to become over time the global industry leader by being a clear challenger in beauty, delighting our consumers which ultimately should translate into revenue growth, strong cash flow and the creation of long-term shareholder value. Achieving our global business strategy will require investment in new capabilities, brands, categories, distribution channels, technologies and emerging and more mature geographies. These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings and impact our cash flows.
In addition, we have identified our non-core portfolio brands, representing approximately 6% to 8% of our net revenues and are exploring alternatives for these brands, including divestiture. We may dispose of or discontinue select brands or streamline operations in the future, and incur costs or restructuring and other charges in doing so. We face risks of declines in brand performance and license terminations, due to allegations of breach or other reasons, with regard to our divested or discontinued brands. If and when we decide to divest or discontinue these brands, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely, on commercially advantageous terms or without significant costs, including relating to any post-closing claims for indemnification. Activities associated with any divestiture or discontinuance may also divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategy.
Although we believe that our strategy will lead to long-term growth in revenue and profitability, we may not realize, in full or in part, the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition and results of operations.
We have incurred significant costs associated with the Transactions that could affect our period-to-period operating results, and we may not realize the benefits that we expect from our Post-Merger Reorganization.
We currently anticipate that we will incur a total of approximately $1.2 billion of operating expenses and capital expenditures of approximately $500 million in connection with the Transactions. Some of the factors affecting the costs associated with the Transactions and potential impact on our operations and financials, include the resources required in integrating the P&G Beauty Business with our existing businesses, the length of time during which transition services are provided to us by P&G, management and employee changes, reliance on financial and other data from P&G and integration of IT systems and employees in jurisdictions where we did not previously have operations. Due to the Transactions, we have significantly more sales, assets and employees than we did prior to the Transactions. The integration process has required us to expand the scope of our operations and financial, accounting and control systems. Our management has been, and will continue to be, required to devote a substantial amount of time and attention to the process of integrating Galleria with our business operations, which has diverted attention from ongoing operations and has affected our period-to-period operating results. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, prospects, financial condition and results of operations may be materially adversely affected. In addition, we expect to exit our transition services agreement with P&G in stages during the course of calendar year 2017. We can provide no assurances that we will be able to successfully manage integration and operation of the P&G Beauty Business thereafter, which could increase costs and management distraction. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition and results of operations.
Moreover, following the close of the Transactions on October 1, 2016, we reorganized our business into three new divisions: Luxury, Consumer Beauty and Professional Beauty (the “Post-Merger Reorganization”). The successful implementation of our Post-Merger Reorganization presents significant organizational challenges and uncertainties and may also require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize the anticipated benefits from our Post-Merger Reorganization. Events and circumstances such as financial or strategic difficulties, unexpected employee turnover, delays and unexpected or increased costs may occur that could result in us not realizing all of the anticipated benefits on our expected timetable or at all. Any failure to implement the Post-Merger Reorganization in accordance with our expectations could adversely affect our business, prospects, financial condition and results of operations.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for cosmetic products, consumer attitudes toward our industry and brands and where and how consumers shop for those products. We must continually work to develop, produce and market new products and maintain a favorable mix of products and develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to continuously adapt in a highly competitive industry to deliver desirable products to our consumers. In particular, we intend to launch new initiatives to rebrand certain brands, particularly in Consumer Beauty. There is no assurance that these initiatives will be successful and, if they are not, our business, prospects, financial condition and results of operations could be adversely impacted.
We have a specific process for the continuous development and evaluation of new product concepts, however, each new product launch carries risks. For example, we may incur costs exceeding our expectations, our advertising, promotional and marketing strategies may be less effective than planned or customer purchases may not be as high as anticipated. In addition, we may experience a decrease in sales of certain of our existing products as a result of newly-launched products. Any of these could have a material adverse effect on our business, prospects, financial condition and results of operations.
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. For example, we acquired professional and retail hair brands in connection with the Transactions, recently purchased a premium brand in high-end hair styling and appliances and announced the signing of a joint venture with an online peer-to-peer social selling platform in beauty, all of which are new product categories and channels for us. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, prospects, financial condition and results of operations.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed the Brazil Acquisition in February 2016, acquired the P&G Beauty Business in October 2016 and ghd in November 2016 and entered into a joint venture with the founders of Younique in February 2017. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. We continue to seek financially accretive acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories or emerging markets or otherwise fit our strategy. There can be no assurance that we will be able to continue to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Acquisitions may be consummated on an accelerated basis with limited due diligence and our due diligence may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory matters. As a result, we may not achieve some or any of the benefits, including anticipated synergies, that we expect to achieve in connection with our acquisitions, including the Transactions, which may materially adversely affect our business, prospects, financial condition and results of operations. If required, the financing for an acquisition could increase our indebtedness or result in a violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay the acquisition or dilute the interests of our stockholders. For example, in connection with the Transactions, pre-Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as the Brazil Acquisition, Younique and ghd, entail certain particular risks, including difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
Our intellectual property is a valuable asset of our business. Although certain of the intellectual property we use is registered in the U.S. and in several of the foreign countries in which we operate, there can be no assurances with respect to such intellectual property rights, including our ability to register, use or defend key trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China. The costs required to protect our intellectual property, including trademarks, patents and copyrights, is substantial and could have a material adverse effect on our business, prospects, financial condition and results of operations.
Furthermore, we may fail to apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any outstanding indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business, prospects, financial condition and results of operations. Patent expirations may also affect our business and operating results. As patents expire, competitors may be able to legally produce and market products similar to ours, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
In addition, third parties may illegally distribute and sell counterfeit versions of our products, which may be inferior or pose safety risks and could confuse consumers, which could cause them to refrain from purchasing our brands in the future. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling our products to unauthorized retailers or an increase in returns over historical levels.
In order to protect or enforce our intellectual property and other proprietary rights, we may initiate litigation or other proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns and we may not be successful. Litigation and other proceedings may also put our intellectual property at risk of being invalidated or interpreted narrowly. The occurrence of any of these events may have a material adverse effect on our business, prospects, financial condition and results of operations.
In addition, many of our products bear, and the value of our brands is affected by, the trademarks and other intellectual property rights of our brand partners and licensors. Our brand partners’ and licensors’ ability to maintain and protect their trademark and other intellectual property rights is subject to risks similar to those described above with respect to our intellectual property. We do not control the protection of the trademarks and other intellectual property rights of our brand partners and licensors and cannot ensure that our brand partners and licensors will be able to secure or protect their trademarks and other intellectual property rights, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property of third parties.
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, our acquisition targets and joint venture partners are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights. For example, we are facing oppositions to our use of the “Younique” mark, including in the U.S. and Europe. If we are found to be infringing, misappropriating or otherwise violating third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available in a timely manner on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible or result in a significant delay to market or otherwise have an adverse commercial impact. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities, which could therefore have a material adverse effect on our business, prospects, financial condition and results of operations.
Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.
We are required, at least annually, to test goodwill and indefinite intangible assets to determine if impairment has occurred. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or indefinite intangible assets and the implied fair value of the goodwill or the fair value of indefinite intangible assets.
We cannot accurately predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with recent and future acquisitions. For example, during fiscal 2014 we recorded asset impairment charges of $316.9 million. The fiscal 2014 impairment charge of $60.5 million primarily related to TJoy’s trademark, customer relationships and manufacturing facility. Additionally, goodwill impairment charges of $256.4 on one of our historical reporting units were included in the fiscal 2014 impairment charges. Any such goodwill or other intangible assets may become subject to impairment, which could have an adverse effect on our business, prospects, financial condition and results of operations.

A general economic downturn, credit constriction, uncertainty in the economic environment in Europe or a sudden disruption in business conditions or other global events may affect consumer spending, which could adversely affect our financial results.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower, which may adversely impact sales of our products.

Global events may also impact our business, prospects, financial condition and results of operations. Weak economic environments in Europe, China, the U.S. or elsewhere could affect the demand for our products and may result in longer sales cycles, slower acceptance of new products and increased competition for sales. For example, the weak economic environment in the U.S. and Europe has contributed to declines in the fragrances segment and nail category in the combined region. Deterioration of social or economic conditions in Europe or elsewhere could also impair collections on accounts receivable. For example, the U.K. recently held a referendum in which a majority of voters voted to exit the European Union, which has caused significant volatility in the financial and credit markets and may impact consumer spending in Europe. The global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. See “—We are subject to risks related to our international operations.”
A decline in consumer spending may also have a negative impact on our direct sales and could cause financial difficulties at our retailer customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a retailer could also cause us to curtail or eliminate business with that customer. We may also decide to assume more credit risk relating to the receivables from that retailer, increases the possibility of late of non-payment of receivables. Our inability to collect receivables from a significant retailer customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations and financial condition. If a retailer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition and results of operations.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or could leave us unhedged against certain interest rate or foreign currency exposures, which could have an adverse impact on our business, prospects, financial condition and results of operations.
Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
Exchange rate fluctuations have affected and may in the future affect our results of operations, financial condition, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required by our operations. The currencies to which we are exposed include the euro, the British pound, the Polish zloty, the Russian ruble, the Brazilian real, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our financial condition and results of operations. We hedge certain exposures to foreign currency exchange rates arising in the ordinary course of business in order to mitigate the effect of such fluctuations.
Our debt facilities require us to comply with specified financial covenants that may restrict our current and future operations and limit our flexibility and ability to respond to changes or take certain actions.
We remain dependent upon others for our financing needs, and our debt agreements contain restrictive covenants. The Coty Credit Agreement and the Galleria Credit Agreement (each contains covenants that could constrain execution of our business strategy and growth plans). These covenants include requiring us to maintain specific financial ratios and impose certain restrictions on us with respect to guarantees, liens, sales of certain assets, consolidations and mergers, acquisitions, investments, loans and advances, swap agreements, dividends and distributions, burdensome agreements, amendments of material debt documents, affiliate transactions and indebtedness. In addition, our debt service obligations may increase our vulnerability to adverse economic, industry or competitive developments and expose us to the risk of increased interest rates on indebtedness bearing interest at variable rates and there is no assurance that alternative financing or financing on as favorable terms will be found when our existing credit facilities expire.

Furthermore, our ability to make scheduled payments under, or to refinance, our indebtedness depends on our financial and operating performance, which is subject, in part, to factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, which may force us to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, which we may not be able to do. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.
We are subject to risks related to our international operations.
We operate on a global basis, and the majority of our net revenues were generated outside the U.S. We maintain offices in over 35 countries and market, sell and distribute our products in over 130 countries and territories. Our presence in such markets has expanded as a result of our acquisitions, including the Brazil Acquisition, ghd, and the Transactions, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts or any other change resulting from Brexit and failure to effectively and timely implement processes and policies across our diverse operations and employee base.
In addition, sudden disruptions in business conditions as a consequence of events such as a terrorist attacks, war or other military action or the threat of further attacks, pandemics or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
In addition, we intend to reinvest undistributed earnings and profits from our foreign operations indefinitely, except where we are able to repatriate these earnings to the U.S. without material incremental tax expenditures. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We cannot predict whether or in what form this proposed legislation may pass. If enacted, such legislation could have a material adverse impact on our tax expense and cash flow. Further, certain U.S. tax provisions have expired that, if not retroactively extended, could materially and adversely affect the tax positions of many U.S. multinationals, including ourselves. Substantially all of our cash and cash equivalents that result from these earnings remain outside the U.S. As of June 30, 2016, 2015 and 2014, our cash and cash equivalents in foreign operations (excluding Galleria) included $364.8 million, $337.7 million and $1.233 billion, or 98%, 99% and 99.6% of aggregate cash and cash equivalents, respectively.
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We operate on a global basis. Our employees, contractors and agents, business partners, joint venture partners and companies to which we outsource certain of our business operations, may take actions in violation of our compliance policies or applicable law. In addition, some of our recent acquisitions have required us to integrate non-U.S. companies that had not, until our acquisition, been subject to U.S. law or other laws to which we are subject. In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. Failure by us or our subsidiaries to comply with these laws or policies could subject us to civil and criminal penalties, cause us to be in breach of contract or damage to our or our licensors’ reputation, each of which could materially and adversely affect our business, prospects, financial condition, cash flows and results of operations.
For example, in 2012, we voluntarily reported potential violations of U.S. export controls and economic sanctions by our majority-owned subsidiary in the UAE to the U.S. Department of Commerce’s Bureau of Industry and Security’s Office of Export Enforcement (the “OEE”) and the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”). The OEE issued a warning letter to us, and OFAC issued a cautionary letter, which does not preclude OFAC from taking further action if we violate OFAC administered sanctions in the future. In 2012, we voluntarily disclosed to the U.S. Department of Commerce, Bureau of Industry and Security, Office of Antiboycott Compliance (“OAC”) that the same majority-owned subsidiary in the UAE may have violated these antiboycott regulations. In October 2016, we settled this matter with the OAC for an immaterial amount. We may experience reputational harm and increased regulatory scrutiny, and the U.S. may impose additional sanctions at any time on other countries where we sell our products. If so, our existing activities may be adversely affected, or we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed.
We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. We face legal and regulatory risks in the U.S. and abroad and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time. These risks could have a material adverse effect on our business, prospects, financial condition and results of operations.
Our failure to protect our reputation, or the failure of our partners or brand licensors to protect their reputations, could have a material adverse effect on our brand images.
Our ability to maintain our reputation is critical to our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Any negative publicity about these types of concerns or other concerns, whether actual or perceived, may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts.
Additionally, our success is also partially dependent on the reputations of our brand partners and licensors and the goodwill associated with their intellectual property. We rely on our brand licensors to manage and maintain their brands, but these licensors’ reputation or goodwill may be harmed due to factors outside our control, which could be attributed to our other brands and have a material adverse effect on our business, prospects, financial condition and results of operations. Many of these brand licenses are with fashion houses, whose popularity may decline due to mismanagement, changes in fashion or consumer preferences or other factors beyond our control. Similarly, certain of our products bear the names and likeness of celebrities, whose brand or image may change without notice and who may not maintain the appropriate celebrity status or positive association among the consumer public to support projected sales levels. In addition, in the event that any of these licensors were to enter bankruptcy proceedings, we could lose our rights to use the intellectual property that the applicable licensors license to us.
Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
Our business is subject to seasonal variability.
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the holiday seasons. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding and during the holiday period. As a result of this seasonality, our expenses, including working capital expenditures and advertising spend, are typically higher during the period before a high-demand season. Consequently, any substantial decrease in net revenues during such periods of high demand as a result of decreased customer purchases, increased product returns, production or distribution disruptions or other events (many of which are outside of our control), would prevent us from being able to recoup our earlier expenses and could have a material adverse effect on our financial condition, results of operations and cash flows.
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, and other external factors over which we have no control. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations and financial condition.
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our products. Increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts.
We have also outsourced certain functions, and we are dependent on the entities performing those functions. The failure of one or more such entities to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. Several foreign governments, including the European Union, have regulations dealing with the collection and use of personal information obtained from their citizens, and we cannot assure you that we or third-parties engaged by us will successfully comply with such laws. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. There are further risks associated with the information systems of companies we acquire, both in terms of systems compatibility, level of security and functionality. It may cost us significant money and resources to address these risks and we may fail to address them successfully, adversely impacting our financial condition, results of operations and cash flows.
In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers, including personal consumer or presenter information stored our or third-party systems. In addition, the unauthorized disclosure of nonpublic sensitive information could lead to the loss of intellectual property or damage our reputation and brand image or otherwise adversely affect our ability to compete.
From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications and roll-outs. These projects are subject to cost overruns and delays and may cause disruptions in our daily business operations. Not only could these cost overruns and delays and distractions impact our financial statements but a delay in the completion of a needed information technology project could adversely impact our ability to run our business and make fully informed decisions.
Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with the integration of Galleria, implementation of our strategic plan, our recently announced reorganization, recent changes in our senior management team, recent acquisitions and other initiatives.
Our success depends, in part, on the quality, efficacy and safety of our products.
Product safety or quality failures, actual or perceived, or allegations of product contamination, even when false or unfounded, or inclusion of regulated ingredients could tarnish the image of our brands and could cause consumers to choose other products. Allegations of contamination, allergens or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected production was distributed. Such issues or recalls and any related litigation could negatively affect our profitability and brand image.
In addition, government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely based on geography, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, prospects, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, which could further harm our business, prospects, financial condition and results of operations.
If our products are perceived to be defective or unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales or become subject to liability claims. In addition, safety or other defects in our competitors’ products could reduce consumer demand for our own products if consumers view them to be similar or view the defects as symptomatic of the product category. Any of these outcomes could result in a material adverse effect on our business, prospects, financial condition and results of operations.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net revenues or working capital could be negatively impacted.
We currently engage in a program seeking to improve control over our product demand and inventories. We have identified, and may continue to identify, inventories that are not saleable in the ordinary course, but there is no assurance that our existing program or any future inventory management program will be successful in improving our inventory control. Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our net sales or working capital, hinder our ability to meet demand, or cause us to incur excess and obsolete inventory charges. We are also seeking to improve our payable terms, which could adversely affect our relations with our suppliers.
In addition, we have significant working capital needs, as the nature of our business requires us to maintain inventories that enable us to fulfill customer demand. We generally finance our working capital needs through cash flows from operations and borrowings under our credit facilities. If we are unable to finance our working capital needs on the same or more favorable terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to produce the inventories required by demand, which could result in a loss of sales.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition and results of operations.
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including changes in accounting standards, tax or and tariff laws and regulations, environmental or climate change laws, immigration laws, restrictions or requirements related to product content, labeling and packaging, regulations or accords, trade rules and customs regulations (including, among others, import and export license requirements, quotas, trade barriers, and other measures imposed by foreign countries), restrictions on foreign investment and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, could adversely affect our financial results. See “—We are subject to risks related to our international operations”, “—Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business” and “—We face risks associated with our independent contractors.”
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to recently acquired companies that were previously outside our control and that we are now independently assessing. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the Transactions. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.
We face risks associated with our independent contractors.
We have personnel that we classify as independent contractors for U.S. federal and state and international employment law purposes in certain positions in our business. For example, Younique relies on independent presenters that it classifies as independent contractors to sell its products through its peer-to-peer social selling platform are we are subject to risks related to Younique presenters’ status as independent contractors.
We are not in a position to directly provide the same direction, motivation and oversight to our independent contractors as we would if such personnel were our own employees. As a result, there can be no assurance that our independent contractors will comply with applicable law or our policies and procedures. Violations by our independent contractors of applicable law or of our policies and procedures in dealing with customers and other third parties could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors. In addition, our independent contractors are not subject to employment agreements with us and our ability to retain such personnel or enforce non-competes or other restrictions against them may be limited.
In addition, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to changes in judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. If legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation and taxes and/or reimbursing expenses. In addition, if we are determined to have misclassified such personnel as independent contractors, we would incur additional exposure under federal and state law, including workers' compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.
Our stock repurchase program could affect our stock price and increase stock price volatility, and may be discontinued at any time, which may result in a decrease in the trading price of our stock.
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, could affect our stock price and increase volatility. For a two-year period following the closing of the Transactions, we are subject to certain restrictions in repurchasing our stock. See “—We could be adversely affected by significant restrictions following the Transactions in order to avoid tax-related liabilities.” In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities and other market conditions.
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
Even if the Galleria Transfer (as used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Business by P&G to Galleria Company in exchange for Galleria Company common stock, any distribution to P&G of a portion of the amount calculated pursuant to the Transaction Agreement for the recapitalization of Galleria Company and the assumption of certain liabilities related to P&G Beauty Business, in each case in accordance with the Transaction Agreement) and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria Company was acquired (including, in the latter case, through the acquisition of our stock in or after the Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of our common stock, P&G common stock or Galleria Company common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we, P&G or Galleria Company may be able to rebut that presumption. While the Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders held over 54% of our outstanding common stock immediately following the Merger. However, if the IRS were to determine that other acquisitions of our shares of stock, P&G common stock or Galleria Company common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria Company common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution, which generally causes a deemed sale of Galleria Company’s assets upon a taxable Distribution. In such case, to the extent that P&G is responsible for the resulting transaction taxes, we generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria Company’s assets as a result of the protective election under section 336(e) of the Code taking effect.
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
The Tax Matters Agreement among us, P&G, Galleria Company and Merger Sub requires that we and Galleria Company, for a two-year period following the closing of the Merger, generally avoid taking certain actions. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in us is acquired or that could otherwise cause the Distribution, Merger and/or certain related transactions to become taxable to P&G. Unless we deliver an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause the Distribution, Merger and/or certain related transactions to become taxable, or P&G otherwise consents to the action, we and Galleria Company are each generally prohibited or restricted during the two-year period following the closing of the Merger from:

•	subject to specified exceptions, issuing stock (or stock equivalents) or recapitalizing, repurchasing, redeeming or otherwise participating in acquisitions of its stock;

•	amending our or Galleria Company’s certificate of incorporation or other organizational documents to affect the voting rights of our or Galleria Company’s stock;

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
In addition, even if we deliver such an unqualified opinion, or P&G otherwise consents, we generally would be required to indemnify P&G if an action that would be otherwise restricted results in tax-related losses to P&G.
Due to these restrictions and indemnification obligations under the Tax Matters Agreement, including the indemnification obligations described in the preceding risk factor, many strategic alternatives may be unavailable to us during the two-year period following the consummation of the Merger, which could have a material adverse effect on our liquidity and financial condition. We may be limited during this period in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may maximize the value of our business and that may otherwise be in our best interests. Also, the restrictions and our potential indemnity obligation to P&G might discourage, delay or prevent a change of control transaction during this two-year period that our stockholders may consider favorable to our ability to pursue strategic alternatives.
Our brand licenses may be terminated if specified conditions are not met.
Our brand licenses impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage, each of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.
On February 1, 2017, we entered into a joint venture with the founders of Younique, a leading online peer-to-peer social selling platform in beauty. We are now subject to a number of federal and state regulations administered by the Federal Trade Commission (the “FTC”) and various federal and state agencies in the United States related to Younique’s network marketing program, as well as regulations on direct selling in foreign countries administered by foreign agencies. We are subject to the risk that, in one or more countries, Younique’s network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations which could result in significant fines, changes in business practices or a permanent injunction.
Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change and business practices can evolve. There is no assurance that the FTC or other federal, state or foreign courts or agencies will consider us to be in compliance.
The ambiguity surrounding these laws can also affect the public perception of Younique or us. The failure of Younique’s network marketing program to comply with current or newly adopted regulations or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our brands and business in a particular market or in general and may adversely affect our share price.
We are also subject to the risk of private party challenges to the legality of Younique’s network marketing program. Some network marketing programs of other companies have been successfully challenged in the past. Adverse judicial determinations with respect to Younique’s network marketing program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, in any other market in which we operate, could increase costs to the extent we are obligated to contribute to the cost of defense and could negatively impact our business.

We face risks associated with our joint ventures.
We are party to several joint ventures in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures involve risks that our joint venture partners may:

•	have economic or business interests or goals that are inconsistent with or adverse to ours;

•	take actions contrary to our instructions or requests or contrary to our policies or objectives, including actions that may violate applicable law;

•	be unable or unwilling to fulfill their obligations under the relevant joint venture agreements;

•	have financial difficulties; or

•	have disputes with us as to the scope of their responsibilities and obligations.
Our present or future joint venture projects may not be successful. We cannot assure you that we will not have disputes or encounter other problems with respect to our present or future joint venture partners or that we will be able to resolve such disputes and solve such problems in a timely manner, or at all. Any failure of us to address these potential disputes or conflict of interests effectively could have a material adverse effect on our business, prospects, financial condition, and results of operations.
We are no longer a “controlled company” within the meaning of the New York Stock Exchange rules, however, we are permitted to rely on exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to those requirements.
Until October 2016, JABC beneficially owned a majority of the voting power of our outstanding stock. As a result, we were a “controlled company” within the meaning of NYSE corporate governance standards, and we are not required to comply with certain NYSE corporate governance standards, including that our compensation committee consist entirely of independent directors, until September 30, 2017. Accordingly, our stockholders do not yet have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
JABC is a significant shareholder of the Company, owning approximately 35% of the fully diluted shares of Class A Common Stock, and has the ability to exercise significant influence over decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
Prior to the close of the Transactions, we were controlled by JABC, Lucresca and Agnaten. Lucresca and Agnaten indirectly share voting and investment control over the shares of the Class A Common Stock held by JABC. Following the completion of the Transactions, JABC remains our largest stockholder, owning approximately 35% of the fully diluted shares of Class A Common Stock following the close of the Transactions. As a result, JABC, Lucresca and Agnaten continue to have the ability to exercise significant influence over decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, certain of the directors on our Board of Directors are affiliated with JABC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2016.
Item 5. Other Information

On February 6, 2017, the Remuneration and Nomination Committee of the Board of Directors approved an extension to January 31, 2018 of the period of exercisability of the vested stock options held as of January 31, 2017 by Jules P. Kaufman, the Company’s former Chief Legal Officer and Secretary.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
2.1
Sale and Purchase Agreement, dated as of October 17, 2016, by and among Coty Inc., Gloria Coinvest 1 L.P., Lion Capital Fund III L.P., Lion Capital Fund III SBS L.P., Lion Capital Fund III (USD) L.P., Lion Capital Fund III SBS (USD) L.P., Ghd Nominees Limited (“GHD”), the management sellers named therein, and the other individual sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016).

10.1
Tax Matters Agreement, effective as of October 1, 2016, by and among Coty Inc., The Procter & Gamble Company, Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.2
Transition Services Agreement, effective as of October 1, 2016, by and between The Procter & Gamble Company and Galleria Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.3
Incremental Assumption Agreement and Refinancing Amendment to Credit Agreement, dated as of October 28, 2016, among Coty Inc., Coty B.V., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.4
Incremental Facility Activation Notice, dated as of October 28, 2016, among Coty Inc., each incremental term A lender and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.5
Incremental Facility Activation Notice, dated as of October 28, 2016, among Coty Inc., each incremental term B lender and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.6		Fourth Amendment to Lease Agreement, dated November 1, 2016, between O P I Products, Inc. and North Hollywood Properties, Inc.
10.7		Employment Agreement, dated as of October 1, 2016, between Coty Services UK Limited and Greerson McMullen.
10.8
Employment Agreement, dated July 20, 2016, by and between Camillo Pane and Coty Services UK Limited, as amended October 24, 2016 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.9		Third Amendment to the Separation Agreement, dated as of November 8, 2016, between Coty Inc. and Ralph Macchio.
10.10		Subscription Agreement, dated as of November 23, 2016, between Coty Inc. and Camillo Pane.
10.11		Form of Elite Subscription and Stock Option Agreement.
21.1		List of significant subsidiaries.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

COTY INC.

Date: February 9, 2017	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)