Form 10-Q
period 2017-03-31
COTY INC.
filed 2017-05-10
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At May 3, 2017, 747,638,332 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net revenues	$2,032.1	$950.7	$5,409.0	$3,273.5
Cost of sales	816.1	369.0	2,153.2	1,280.4
Gross profit	1,216.0	581.7	3,255.8	1,993.1
Selling, general and administrative expenses	1,092.4	494.2	2,741.5	1,493.9
Amortization expense	102.6	20.9	219.0	59.0
Restructuring costs	155.8	6.6	179.0	79.3
Acquisition-related costs	57.7	37.0	275.1	98.3
Asset impairment charges	—	—	—	5.5
Operating (loss) income	(192.5)	23.0	(158.8)	257.1
Interest expense, net	60.8	25.1	159.1	55.7
Loss on early extinguishment of debt	—	—	—	3.1
Other (income) expense, net	(0.5)	6.6	0.2	30.4
(Loss) income before income taxes	(252.8)	(8.7)	(318.1)	167.9
(Benefit) provision for income taxes	(93.4)	11.6	(220.6)	(42.5)
Net (loss) income	(159.4)	(20.3)	(97.5)	210.4
Net income attributable to noncontrolling interests	3.5	2.4	14.2	12.1
Net income attributable to redeemable noncontrolling interests	1.3	4.1	5.7	10.4
Net (loss) income attributable to Coty Inc.	$(164.2)	$(26.8)	$(117.4)	$187.9
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.22)	$(0.08)	$(0.19)	$0.54
Diluted	(0.22)	(0.08)	(0.19)	0.53
Weighted-average common shares outstanding:
Basic	747.3	337.9	607.9	347.8
Diluted	747.3	337.9	607.9	356.9

Cash dividend declared per common share	$0.125	$—	$0.525	$0.250

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net (loss) income	$(159.4)	$(20.3)	$(97.5)	$210.4
Other comprehensive income (loss):
Foreign currency translation adjustment	87.1	57.4	(9.2)	38.6
Net unrealized derivative gains on cash flow hedges, net of taxes of $(1.8) and $1.0, and $(10.5) and $0.3 during the three and nine months ended, respectively	3.0	(21.9)	44.9	(14.6)
Pension and other post-employment benefits (losses) adjustment, net of tax of nil and nil, and $(5.8) and nil during the three and nine months ended, respectively	—	—	10.1	0.2
Total other comprehensive income, net of tax	90.1	35.5	45.8	24.2
Comprehensive (loss) income	(69.3)	15.2	(51.7)	234.6
Comprehensive income attributable to noncontrolling interests:
Net income	3.5	2.4	14.2	12.1
Foreign currency translation adjustment	0.3	1.2	(0.2)	0.9
Total comprehensive income attributable to noncontrolling interests	3.8	3.6	14.0	13.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.3	4.1	5.7	10.4
Foreign currency translation adjustment	—	0.2	—	0.2
Total comprehensive income attributable to redeemable noncontrolling interests	1.3	4.3	5.7	10.6
Comprehensive (loss) income attributable to Coty Inc.	$(74.4)	$7.3	$(71.4)	$211.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$767.0	$372.4
Restricted cash	25.0	—
Trade receivables—less allowances of $81.7 and $35.2, respectively	1,380.9	682.9
Inventories	1,034.3	565.8
Prepaid expenses and other current assets	380.4	206.8
Deferred income taxes	158.6	110.5
Total current assets	3,746.2	1,938.4
Property and equipment, net	1,555.8	638.6
Goodwill	8,111.8	2,212.7
Other intangible assets, net	8,968.8	2,050.1
Deferred income taxes	100.9	15.7
Other noncurrent assets	289.8	180.1
TOTAL ASSETS	$22,773.3	$7,035.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,456.5	$921.4
Accrued expenses and other current liabilities	1,558.7	748.4
Short-term debt and current portion of long-term debt	193.0	161.8
Income and other taxes payable	9.7	18.7
Deferred income taxes	39.8	4.9
Total current liabilities	3,257.7	1,855.2
Long-term debt, net	6,909.3	3,936.4
Pension and other post-employment benefits	603.6	230.6
Deferred income taxes	1,480.2	339.2
Other noncurrent liabilities	385.5	233.8
Total liabilities	12,636.3	6,595.2
COMMITMENTS AND CONTINGENCIES (Note 22)
REDEEMABLE NONCONTROLLING INTERESTS	506.4	73.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 4.2 and 1.7 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	—
Class A Common Stock, $0.01 par value; 1,000.0 and 800.0 shares authorized, 812.6 and 138.7 issued and 747.6 and 75.1 outstanding, at March 31, 2017 and June 30, 2016, respectively	8.1	1.4
Class B Common Stock, $0.01 par value; 0.0 and 262.0 shares authorized, 0.0 and 262.0 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	2.6
Additional paid-in capital	11,391.5	2,038.4
Accumulated deficit	(154.4)	(37.0)
Accumulated other comprehensive loss	(193.7)	(239.7)
Treasury stock—at cost, shares: 65.0 and 63.6 at March 31, 2017 and June 30, 2016, respectively	(1,441.8)	(1,405.5)
Total Coty Inc. stockholders’ equity	9,609.7	360.2
Noncontrolling interests	20.9	6.9
Total equity	9,630.6	367.1
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$22,773.3	$7,035.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for business combination			409.7	4.1			9,624.5					9,628.6		9,628.6
Issuance of Preferred Stock	2.5	—
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)	—					—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			2.2	—			19.5					19.5		19.5
Share-based compensation expense							15.2					15.2		15.2
Dividends							(281.2)					(281.2)		(281.2)
Net (loss) income								(117.4)				(117.4)	14.2	(103.2)	5.7
Other comprehensive (loss) income									46.0			46.0	(0.2)	45.8	—
Distribution to noncontrolling interests, net															(7.5)
Redeemable noncontrolling interest due to business combination (Note 3)															410.9
Adjustment of redeemable noncontrolling interests to redemption value							(24.9)					(24.9)		(24.9)	24.9
Adjustment to repurchase of redeemable noncontrolling interests															(0.9)
BALANCE—March 31, 2017	4.2	$—	812.6	$8.1	—	$—	$11,391.5	$(154.4)	$(193.7)	65.0	$(1,441.8)	$9,609.7	$20.9	$9,630.6	$506.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2015	1.9	—	134.0	$1.3	262.0	$2.6	$2,044.4	$(193.9)	$(274.0)	35.2	$(610.6)	$969.8	$14.9	$984.7	$86.3
Cancellation of Preferred Stock	(0.2)						(0.1)					(0.1)		(0.1)
Purchase of Class A Common Stock										25.9	(727.9)	(727.9)		(727.9)
Reclassification of Class A Common Stock from liability to APIC							13.8					13.8		13.8
Exercise of employee stock options and restricted stock units and related tax benefits			3.9	0.1			36.7					36.8		36.8
Series A Preferred share-based compensation expense							1.1					1.1		1.1
Share-based compensation expense							17.3					17.3		17.3
Dividends							(89.7)					(89.7)		(89.7)
Net income								187.9				187.9	12.1	200.0	10.4
Other comprehensive loss									23.1			23.1	0.9	24.0	0.2
Distribution to noncontrolling interests, net													(16.3)	(16.3)	(6.6)
Adjustment of redeemable noncontrolling interests to redemption value							11.3					11.3		11.3	(11.3)
BALANCE—March 31, 2016	1.7	—	137.9	$1.4	262.0	$2.6	$2,034.8	$(6.0)	$(250.9)	61.1	$(1,338.5)	$443.4	$11.6	$455.0	$79.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(97.5)	$210.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414.9	171.0
Asset impairment charges	—	5.5
Deferred income taxes	(298.3)	(102.6)
Provision for bad debts	23.3	1.9
Provision for pension and other post-employment benefits	44.7	9.3
Share-based compensation	19.1	18.4
Loss on early extinguishment of debt	—	3.1
Other	(0.6)	13.1
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(216.2)	(0.9)
Inventories	172.6	25.0
Prepaid expenses and other current assets	(6.5)	10.9
Accounts payable	339.3	50.4
Accrued expenses and other current liabilities	345.4	39.9
Income and other taxes payable	3.1	(31.0)
Other noncurrent assets	9.9	8.8
Other noncurrent liabilities	(46.5)	12.1
Net cash provided by operating activities	706.7	445.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(324.0)	(115.1)
Payment for business combinations, net of cash acquired	(742.6)	(897.3)
Proceeds from sale of asset	10.5	—
Payments related to loss on foreign currency contracts	—	(29.6)
Net cash used in investing activities	(1,056.1)	(1,042.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	9.5	17.0
Repayments of short-term debt, original maturity more than three months	(9.7)	(22.2)
Net (repayments) proceeds from short-term debt, original maturity less than three months	(48.7)	6.1
Proceeds from revolving loan facilities	1,809.4	1,590.0
Repayments of revolving loan facilities	(1,624.4)	(620.0)
Proceeds from term loans	1,075.0	2,979.6
Repayments of term loans	(95.7)	(2,474.7)
Dividend paid	(279.2)	(89.0)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock and related tax benefits	19.5	36.8
Payments for purchases of Class A Common Stock held as Treasury Stock	(36.3)	(727.9)
Net proceeds from foreign currency contracts	3.8	8.9
Payments for mandatorily redeemable noncontrolling interests	—	(1.7)
Purchase of additional noncontrolling interests	(9.8)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(7.5)	(23.5)
Payment of deferred financing fees	(24.8)	(56.3)
Other	—	(1.4)
Net cash provided by financing activities	781.1	621.7
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12.1)	0.3
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	419.6	25.3
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	372.4	341.3
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$792.0	$366.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$132.9	$57.8
Cash paid during the period for income taxes, net of refunds received	63.6	89.0
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$70.8	$39.5
Non-cash Common Stock issued for business combination	9,628.6	—
Non-cash debt assumed for business combination	1,943.0	—
Non-cash capital contribution associated with special share purchase transaction	—	13.8
Non-cash redeemable noncontrolling interest for business combinations	410.9	—

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
After the closing of the P&G Beauty Business acquisition, the Company reorganized its business into three new divisions: the Luxury division, focused on prestige fragrances, premium skin care and premium cosmetics; the Consumer Beauty division, focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care; and the Professional Beauty division, focused on hair and nail care products for professionals. In this new organizational structure, each division has full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The three divisions also comprise the Company’s operating and reportable segments.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2016. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2017. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2017 and June 30, 2016, the Company had restricted cash of $25.0 and $0.0, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The restricted cash balance as of March 31, 2017 provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Customer Loans
Following the closing of the P&G Beauty Business acquisition, the Company now provides loans to certain customers to help finance salon openings, renovations and other improvements. In exchange for this financing, customers become contractually obligated to purchase products from the Company. Certain customer loans may be provided at favorable rates, including interest-free or with below-market interest rates. Customer loans are initially recorded at fair value not to exceed the face value of the loan. The fair value is based on a market based measurement using published market interest rates in the country of loan origin. The difference between the face value (generally the amount advanced) and fair value of the loan at origination is reported as a reduction in net sales in the Condensed Consolidated Statements of Operations. The value of the loan after initial recognition is reduced for principal repayments, net of any allowances for uncollectibility. Customer loan payments are allocated between principal and related interest, as appropriate. Payments are received either in the form of scheduled cash payments or via partial or complete offset against rebates or other allowances earned by customers from product purchases. Allowances for uncollectible loans are recorded based on management’s assessment of objective evidence of potential uncollectibility. The portion of customer loans due within one year, net of an allowance for uncollectible loans was $15.9 as of March 31, 2017 and is recorded within Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. The portion of customer loans due in greater than one year, net of an allowance for uncollectible loans was $17.0 as of March 31, 2017 and is recorded within Other noncurrent assets in the Condensed Consolidated Balance Sheet.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of share-based compensation, the fair value of the Company’s reporting units, and the assessment of goodwill, other intangible assets and long-lived assets for impairment, the valuation of redeemable noncontrolling interests, income taxes and pension and post-employment benefits. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
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
In April 2015, the FASB issued authoritative guidance on the treatment of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance as of the first quarter ended September 30, 2016. With respect to the Company’s Revolving Credit Facility (as defined in Note 13 - Debt), the Company has elected to classify unamortized debt issuance costs within the liability section of the balance sheet (as a contra-liability). In circumstances where the unamortized debt issuance costs exceeds the outstanding balance of the Coty Revolving Credit Facility or the Galleria Revolving Credit Facility, the amount of unamortized debt issuance costs exceeding the outstanding balance will be reclassified to assets. The Company has applied the change in accounting principle with retrospective application to prior periods. As such, the amounts previously reported as Other noncurrent assets and Long-term debt, net in the Condensed Consolidated Balance Sheet as of June 30, 2016 were decreased by $64.6, respectively, for the reclassification of debt issuance costs from assets to liabilities. The change in accounting principle does not have an impact on the Company’s Condensed Consolidated Statements of Operations, Statements of Cash Flows and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests.
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

Recently Issued Accounting Pronouncements
In May 2017, the FASB issued authoritative guidance regarding changes to terms or conditions of share-based payment awards that require an entity to apply modification accounting. Under this amendment, an entity should not account for the effects of a modification if all of the following conditions are met: i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified and original award (immediately before modification) is the same; ii) the vesting conditions of the modified and original award (immediately before modification) are the same; iii) the classification of the modified and original award (immediately before modification) as an equity or a liability instrument is the same. Early adoption is permitted and the amendment will be effective for the Company in fiscal 2019. The Company is currently evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued authoritative guidance that requires an employer to report the service cost component of an employee benefits plan in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost as defined in the current guidance are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If separate line item or items are not used, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The amendment allows only the service cost component to be eligible for capitalization, when applicable. Early adoption is permitted and the amendment will be effective for the Company in fiscal 2019. The Company is currently evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued authoritative guidance that simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Under this amendment, an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. Early adoption is permitted and the amendment will be effective for the Company in fiscal 2021. The Company does not expect this guidance to impact the Company’s Consolidated Financial Statements.
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
In June 2014, and as further amended, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. The standard will be effective for the Company in fiscal 2019 with either retrospective or modified retrospective treatment applied. Early adoption is permitted for the Company beginning in fiscal 2018. The Company is in the early stages and has an implementation team in place that is performing a comprehensive evaluation of the impact this standard will have on its Consolidated Financial Statements and related disclosures. The Company has selected the modified retrospective transition method, but has not yet determined the effect of the standard on its ongoing financial reporting.
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
The following table summarizes the estimated allocation of the purchase price to the net assets of the P&G Beauty Business as of the October 1, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value adjusted	Estimated useful life (in years)
Cash and cash equivalents	$387.6	$—	$387.6
Inventories	506.7	(38.3)	468.4
Property, plant and equipment	770.4	(8.0)	762.4	3 - 40
Goodwill	5,081.8	60.2	5,142.0	Indefinite
Trademarks — indefinite	1,890.0	—	1,890.0	Indefinite
Trademarks — finite	879.1	5.6	884.7	10 - 30
Customer relationships	1,795.8	11.3	1,807.1	1.5 - 17
License agreements	1,836.0	1.0	1,837.0	10 - 30
Product formulations	183.8	—	183.8	5 - 29
Other net working capital	65.8	(27.6)	38.2
Net other assets	54.9	(5.3)	49.6
Unfavorable contract liabilities	(130.0)	—	(130.0)
Pension liabilities	(394.9)	(9.8)	(404.7)
Tax indemnification liability	(55.0)	—	(55.0)
Deferred tax liability, net	(1,301.6)	10.9	(1,290.7)
Total purchase price	$11,570.4	$—	$11,570.4

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.
(b) The Company recorded measurement period adjustments in the third quarter of fiscal 2017 to account for a decrease of $38.3 in the estimated fair value of the P&G Beauty Business inventory primarily related to a decrease in the inventory step-up due to updated valuation assumptions. The measurement period adjustments of $17.9 related to finite-lived trademarks, customer relationships and license agreements was a result of the decrease in the estimated fair value of inventory acquired. Additional measurement period adjustments were recorded as a result of obtaining new facts and circumstances about certain acquired assets and liabilities that existed as of the acquisition date, primarily related to working capital. All measurement period adjustments were offset against goodwill.
Goodwill is primarily attributable to the anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and leverage of the acquired brand recognition to be achieved as a result of the Transactions. Goodwill is not expected to be deductible for tax purposes. Goodwill of $351.6, $4,276.5, and $513.9 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to segments was based on the relative fair values of synergies.
For the three months ended March 31, 2017, Net revenues and Net income of the P&G Beauty Business included in the Company’s Condensed Consolidated Statements of Operations were $975.7 and $55.7, respectively. For the nine months ended March 31, 2017, Net revenues and Net income of the P&G Beauty Business included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $2,086.9 and $110.9, respectively. Net income for the three and nine months ended March 31, 2017 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of inventory step-up. Such amortization activity had an impact to Net income for the three and nine months ended March 31, 2017 of $(9.5) and $(37.6), net of tax, respectively.
The Company recognized acquisition-related costs of $52.0 and $35.1 during the three months ended March 31, 2017 and 2016, respectively and $264.4 and $91.1 for the nine months ended March 31, 2017 and 2016, respectively, which were included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
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
The following table summarizes the estimated allocation of the purchase price to the net assets of ghd as of the November 21, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.1	$—	$7.1
Inventories	79.8	—	79.8
Property, plant and equipment	11.3	—	11.3	3 - 10
Goodwill	175.5	(7.4)	168.1	Indefinite
Indefinite-lived other intangibles assets	163.8	—	163.8	Indefinite
Customer relationships	44.2	(7.6)	36.6	11 - 24
Technology	138.6	8.0	146.6	11 - 16
Other net working capital	(7.4)	7.1	(0.3)
Net other assets	0.9	—	0.9
Deferred tax liability, net	(75.3)	(0.1)	(75.4)
Total purchase price	$538.5	$—	$538.5

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.

(b) The Company recorded measurement period adjustments in the third quarter of fiscal 2017 to account for a decrease to customer relationships of $7.6 and an increase to technology of $8.0 due to changes in valuation assumptions and an increase in the estimated other net working capital of $7.1 as of the November 21, 2016 acquisition date. These adjustments were offset against Goodwill.
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels.
For the three months ended March 31, 2017, Net revenues and Net income (loss) of ghd included in the Company’s Condensed Consolidated Statements of Operations were $45.2 and $(41.6), respectively. For the nine months ended March 31, 2017, Net revenues and Net income (loss) of ghd included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $89.6 and $(47.9), respectively. Net income for the three and nine months ended March 31, 2017 was impacted by the amortization of certain asset values based on the estimated fair values of acquired assets as determined during the initial purchase accounting, such as the amortization of inventory step-up. Such amortization activity had an impact to Net income (loss) for the three and nine months ended March 31, 2017 of $(26.0) and $(39.8), net of tax, respectively.
The Company recognized acquisition-related costs of $3.1 and $4.9 during the three and nine months ended March 31, 2017, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Younique Acquisition
On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”) which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and debt assumed. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $600.0 of cash consideration. The purchase consideration is subject to normal working capital adjustments. Younique is expected to strengthen the Consumer Beauty division’s color cosmetics and skin and body care product offerings. The acquisition was funded with a combination of cash on hand and borrowings under available debt facilities. The Company accounts for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest. Refer to Note 21 — Noncontrolling Interests and Redeemable Noncontrolling Interests for information regarding valuation method and significant assumptions used to calculate the fair value.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of the assets and liabilities assumed from the Younique acquisition. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table summarizes the estimated allocation of the purchase price to the net assets of Younique as of the February 1, 2017 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Cash and cash equivalents	$17.5
Inventories	106.5
Property, plant and equipment	64.1	3 - 7
Goodwill	559.5	Indefinite
Trademark — finite	121.0	20
Product formulations	0.6	5
Customer relationships	184.0	9 - 15
Other net working capital	(24.8)
Short-term and long-term debt	(1.2)
Total equity value	1,027.2

Redeemable noncontrolling interest	410.9
Net cash and debt acquired	16.3
Total purchase price	$600.0
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from certain manufacturing and supply chain cost savings.
For the three and nine months ended March 31, 2017, Net revenues and Net income (loss) of Younique were included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $79.6 and $(1.4), respectively. Net income for the three and nine months ended March 31, 2017 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of inventory step-up. Such amortization activity had an impact to Net income (loss) for the three and nine months ended March 31, 2017 of $(17.6), net of tax.
The Company recognized acquisition-related costs of $0.1 and $0.8 during the three and nine months ended March 31, 2017, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Brazil Acquisition
On February 1, 2016, the Company completed the acquisition of 100% of the net assets of the personal care and beauty business of Hypermarcas S.A. (the “Brazil Acquisition”) pursuant to a share purchase agreement in order to further strengthen its position in the Brazilian beauty and personal care market. The total consideration of R$3,599.5 million, the equivalent of $901.9, at the time of closing, was paid during fiscal 2016.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Brazil Acquisition. The Company recognized certain measurement period adjustments as disclosed below during the quarter ended September 30, 2016. The measurement period for the Brazil Acquisition was closed as of September 30, 2016.

The following table summarizes the allocation of the purchase price to the net assets acquired as of the February 1, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$11.1	$—	$11.1
Inventories	45.6	—	45.6
Property, plant and equipment	95.4	—	95.4	2 - 40
Goodwill	553.7	(16.6)	537.1	Indefinite
Trademarks — indefinite	147.1	—	147.1	Indefinite
Trademarks — finite	10.3	—	10.3	5 - 15
Customer relationships	44.6	—	44.6	13 - 28
Product formulations	12.8	—	12.8	3
Other net working capital	0.7	—	0.7
Net other assets	2.1	(0.7)	1.4
Deferred tax liability, net	(21.5)	17.3	(4.2)
Total purchase price	$901.9	$—	$901.9

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2017 to account for a $0.7 asset retirement obligation, as well as a net decrease in net deferred tax liability of $17.3 as of the February 1, 2016 acquisition date. These adjustments were offset against Goodwill.
The Company has completed the local tax requirements allowing approximately $500.0 of goodwill and $44.6 of customer relationships assets to be tax deductible.
The Company recognized acquisition-related costs of $0.0 and $1.1 during the three and nine months ended March 31, 2017, respectively, and $1.7 and $2.3 during the three and nine months ended March 31, 2016, respectively which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business, Younique and the Brazil Acquisition (the “Pro Forma Acquisitions”) as though the companies had been combined on July 1, 2015. The three and nine months ended March 31, 2017 and 2016 include pro forma adjustments for all the Pro Forma Acquisitions.
The pro forma adjustments include incremental amortization of intangible assets and depreciation adjustment of property, plant and equipment, based on preliminary values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs as well as amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Pro Forma Acquisitions had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended March 31, 2017 and 2016 and nine months ended March 31, 2017 and 2016, respectively, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017 (a)	2016 (b)	2017 (a)	2016 (b)
Pro forma Net revenues	$2,063.7	$2,070.4	$6,647.9	$7,049.4
Pro forma Net income (loss)	(77.5)	(28.6)	68.9	126.0
Pro forma Net income (loss) attributable to Coty Inc.	(89.7)	(47.2)	37.4	102.6
Pro forma Net income (loss) attributable to Coty Inc. per common share:
Basic	$(0.12)	$(0.06)	$0.05	$0.14
Diluted	$(0.12)	$(0.06)	$0.05	$0.13

(a) For the three and nine months ended March 31, 2017, the pro forma information excluded $62.2 and $378.9 of non-recurring acquisition-related costs and $34.5 and $71.0 of amortization of inventory step up, respectively.

(b)
For the three months ended March 31, 2016, the pro forma information excluded $64.8 of non-recurring acquisition-related costs and $4.9 of amortization of inventory step up. For the nine months ended March 31, 2016, the pro forma information included $54.7 of non-recurring acquisition-related costs and $104.1 of amortization of inventory step up.

4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
In connection with the Company’s acquisition of the P&G Beauty Business, the Company realigned its operations and determined management’s internal and external reporting based on the following three divisions – Luxury, Consumer Beauty and Professional Beauty. The new organizational structure is category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The Company has determined that its three divisions are its operating segments and reportable segments. The operating and reportable segments are:
Luxury — focused on prestige fragrances, premium skin care and premium cosmetics;
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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2017	2016	2017	2016
Net revenues:
Luxury	$634.6	$405.9	$1,918.6	$1,433.4
Consumer Beauty	988.6	488.5	2,562.2	1,653.7
Professional Beauty	408.9	56.3	928.2	186.4
Total	$2,032.1	$950.7	$5,409.0	$3,273.5
Operating (loss) income:
Luxury	$60.9	$29.7	$203.6	$206.1
Consumer Beauty	63.0	39.2	178.6	210.2
Professional Beauty	(18.2)	12.8	81.5	53.4
Corporate	(298.2)	(58.7)	(622.5)	(212.6)
Total	$(192.5)	$23.0	$(158.8)	$257.1
Reconciliation:
Operating (loss) income	$(192.5)	$23.0	$(158.8)	$257.1
Interest expense, net	60.8	25.1	159.1	55.7
Loss on early extinguishment of debt	—	—	—	3.1
Other (income) expense, net	(0.5)	6.6	0.2	30.4
(Loss) income before income taxes	$(252.8)	$(8.7)	$(318.1)	$167.9

	Three Months Ended March 31,		Nine Months Ended March 31,
GEOGRAPHIC DATA	2017	2016	2017	2016
Net revenues:
North America	$685.1	$311.1	$1,727.4	$1,072.8
Europe	848.4	402.0	2,429.4	1,494.8
ALMEA	498.6	237.6	1,252.2	705.9
Total	$2,032.1	$950.7	$5,409.0	$3,273.5

Long-lived assets:	March 31, 2017	June 30, 2016
United States (a)	$13,472.8	$2,688.7
Switzerland	1,917.2	508.0
All other	3,246.4	1,713.6
Total	$18,636.4	$4,910.3

(a) Includes the intangible assets recognized as part of the P&G Beauty Business acquisition which have not been allocated geographically out of the United States as of March 31, 2017. The Company is currently in the process of determining the geographic allocation of these intangible assets.
The table above presents long-lived assets, by our major countries and all other countries. A major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.

Presented below are the revenues associated with Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2017	2016	2017	2016

Fragrance	32.1%	43.8%	38.5%	48.6%
Color Cosmetics	31.4	39.6	28.9	34.9
Skin & Body Care	10.0	16.6	12.4	16.5
Hair Care	26.5	—	20.2	—
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

5. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Global Integration Activities	$156.5	$—	$170.1	$—
Acquisition Integration Program	(0.7)	1.4	3.9	47.0
Organizational Redesign	(0.1)	4.6	4.4	28.0
Other Restructuring	0.1	0.6	0.6	4.3
Total	$155.8	$6.6	$179.0	$79.3
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company anticipates that it will incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).

Of the expected costs, the Company incurred $183.7 related to approved initiatives in the nine months ended March 31, 2017:

	Cost of sales (a)	Selling, general and administrative (b)	Restructuring	Total
Nine months ended March 31,	$8.1	$5.5	$170.1	$183.7

(a) Primarily related to inventory buyback associated with the conversion of P&G distributors and accelerated depreciation.
(b) Other business realignment costs, including legal and consulting costs.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$—	$—	$—	$—
Restructuring charges	158.7	10.6	0.8	170.1
Acquisition (a)	1.8	—	10.0	11.8
Payments	(6.6)	—	(2.1)	(8.7)
Effect of exchange rates	(0.9)	—	—	(0.9)
Balance—March 31, 2017	$153.0	$10.6	$8.7	$172.3

(a) The Company incurred exit and disposal costs primarily related to an acquired lease, as well as employee separations initiated as a result of the P&G Beauty Business acquisition.

The Company currently estimates that the total remaining accrual of $172.3 will result in cash expenditures of approximately $32.9, $111.4, $22.5 and $5.5 in fiscal 2017, 2018, 2019 and 2020, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of the Bourjois brand (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and are expected to be substantially completed by the end of fiscal 2017. The Company anticipates the Acquisition Integration Program will result in pre-tax restructuring and related costs of approximately $65.0, all of which will result in cash payments. The Company incurred $61.5 of restructuring costs life-to-date as of March 31, 2017, which have been recorded in Corporate.
Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 included a curtailment gain of $1.8, recognized in connection with involuntary employee terminations as part of the Acquisition Integration Program. This gain resulted in a corresponding decrease to the net pension liability as of March 31, 2017. Refer to Note 16 — Employee Benefit Plans for further information.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$35.7	$7.6	$0.1	$43.4
Restructuring charges	0.8	—	6.6	7.4
Payments	(8.7)	(3.7)	(2.0)	(14.4)
Changes in estimates	(0.8)	(0.9)	—	(1.7)
Effect of exchange rates	(1.0)	(0.1)	(0.4)	(1.5)
Balance—March, 31, 2017	$26.0	$2.9	$4.3	$33.2
The Company currently estimates that the total remaining accrual of $33.2 will result in cash expenditures of approximately $4.5, $26.1, $1.3 and $1.3 in fiscal 2017, 2018, 2019 and 2020, respectively.
Organizational Redesign
During the fourth quarter of fiscal 2014, the Board approved a program associated with a new organizational structure (“Organizational Redesign”) that aims to reinforce the Company’s growth path and strengthen its position as a new global leader and challenger in the beauty industry. The Company anticipates that the Organizational Redesign will result in pre-tax restructuring and related costs of $145.0 to $180.0, all of which will result in cash payments. The Company anticipates substantial completion of all project activities by the end of fiscal 2017, with the remaining costs primarily charged to Corporate. The Company incurred $110.5 of restructuring costs life-to-date as of March 31, 2017, which have been recorded in Corporate. The Company incurred $35.3 of other business realignment costs life-to-date as of March 31, 2017 which have been primarily reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations in Corporate.
The related liability balance and activity for the Organizational Redesign costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2016	$33.6	$0.4	$0.5	$34.5
Restructuring charges	6.2	—	—	6.2
Payments	(27.6)	—	(0.2)	(27.8)
Changes in estimates	(1.8)	—	—	(1.8)
Effect of exchange rates	—	—	(0.2)	(0.2)
Balance—March, 31, 2017	$10.4	$0.4	$0.1	$10.9
The Company currently estimates that the total remaining accrual of $10.9 will result in cash expenditures of $6.0 and $4.9 in fiscal 2017 and 2018, respectively.

Other Restructuring
Other restructuring primarily relates to the Company’s programs to integrate supply chain and selling activities, which were substantially completed during fiscal 2016 with cash payments expected to continue through fiscal 2018. The Company incurred expenses of $0.6 and $4.3 during the nine months ended March 31, 2017 and 2016, respectively. The related liability balances were $4.5 and $6.2 at March 31, 2017 and June 30, 2016, respectively. The Company currently estimates that the total remaining accrual of $4.5 will result in cash expenditures of approximately $3.2 and $1.3 in fiscal 2017 and 2018, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $8.8 at October 1, 2016. The Company estimates that the remaining accrual of $7.1 at March 31, 2017 will result in cash expenditures of $4.9 and $2.2 in fiscal 2017 and 2018, respectively.
6. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $57.7 and $37.0 for the three months ended March 31, 2017 and 2016, respectively, and $275.1 and $98.3 for the nine months ended March 31, 2017 and 2016, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

7. INCOME TAXES
The effective income tax rate for the three months ended March 31, 2017 and 2016 was 36.9% and (133.3)%, respectively, and 69.3% and (25.3)% for the nine months ended March 31, 2017 and 2016, respectively.
The effective tax rate for the three months ended March 31, 2017 includes an increase in the accrual for unrecognized tax benefits, the expiration of foreign statutes of limitation and audit settlements.
The effective income tax rate for the three months ended March 31, 2016 includes the impact of additional U.S. losses with minimal tax benefit, the decrease in the accrual for unrecognized tax benefits, audit settlements and the expiration of foreign statutes of limitation.
The effective tax rate for the nine months ended March 31, 2017 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2. The negative effective income tax rate for the nine months ended March 31, 2016 was primarily the result of the net impact of the settlements with the Internal Revenue Service (“IRS”) as described below.
The effective income tax rate for the nine months ended March 31, 2016 included the final settlement with the IRS in connection with the 2004 - 2012 examination periods. The settlement primarily related to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, the Company recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
There was an increase of $1,042.6 in deferred tax liability for the nine months ended March 31, 2017 compared to fiscal year ended June 30, 2016. The increase was primarily due to the acquisition of the P&G Beauty Business and the step up in the book basis of certain assets.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2017 and June 30, 2016, the gross amount of UTBs was $237.4 and $228.9, respectively. As of March 31, 2017, the total amount of UTBs that, if recognized, would impact the effective income tax rate was $226.6. As of March 31, 2017 and June 30, 2016, the liability associated with UTBs, including accrued interest and penalties, was $154.7 and $131.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended March 31, 2017 and 2016 was $(0.6) and $0.7, and for the nine months ended March 31, 2017 and 2016 was $0.4 and $2.7, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016 was $10.6 and $9.9, respectively. On the basis of the information available as of March 31, 2017, it is reasonably possible that a decrease of up to $9.0 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

8. INVENTORIES
Inventories as of March 31, 2017 and June 30, 2016 are presented below:

	March 31, 2017	June 30, 2016
Raw materials	$241.9	$159.8
Work-in-process	34.0	9.5
Finished goods	758.4	396.5
Total inventories	$1,034.3	$565.8
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of March 31, 2017 and June 30, 2016 are presented below:

	March 31, 2017	June 30, 2016
Land, buildings and leasehold improvements	$623.7	$284.8
Machinery and equipment	812.3	523.1
Marketing furniture and fixtures	427.8	295.2
Computer equipment and software	469.6	346.7
Construction in progress	244.6	79.6
Property and Equipment, gross	2,578.0	1,529.4
Accumulated depreciation and amortization	(1,022.2)	(890.8)
Property and equipment, net	$1,555.8	$638.6
Depreciation and amortization expense of property and equipment totaled $82.0 and $37.1 for the three months ended March 31, 2017 and 2016, respectively, and $195.9 and $111.9 for the nine months ended March 31, 2017 and 2016, respectively, and are recorded in Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2017 and June 30, 2016 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	$1,294.5	$1,288.2	$270.8	$2,853.5
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2016	$890.8	$1,051.1	$270.8	$2,212.7

Changes during the period ended March 31, 2017:
Measurement Period Adjustments (a)	4.2	33.4	(1.4)	36.2
Acquisitions (b)	347.4	4,786.0	683.4	5,816.8
Foreign currency translation	4.8	37.0	4.3	46.1

Gross balance at March 31, 2017	$1,650.9	$6,144.6	$957.1	$8,752.6
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at March 31, 2017	$1,247.2	$5,907.5	$957.1	$8,111.8

(a) Includes measurement period adjustments in connection with the Brazil Acquisition, P&G Beauty Business and ghd acquisitions (Refer to Note 3 — Business Combinations).

(b) Includes goodwill resulting from the P&G Beauty Business, ghd and Younique acquisitions during the nine months ended March 31, 2017 (Refer to Note 3 — Business Combinations).
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
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2017 and June 30, 2016 are presented below:

	March 31, 2017	June 30, 2016
Indefinite-lived other intangible assets	$3,442.8	$1,417.0
Finite-lived other intangible assets, net	5,526.0	633.1
Total Other intangible assets, net	$8,968.8	$2,050.1
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	$401.2	$551.5	$662.1	$1,614.8
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2016	282.4	475.6	659.0	1,417.0

Changes during the period ended March 31, 2017:
Acquisitions (a)	—	1,390.0	663.8	2,053.8
Foreign currency translation	(10.9)	(14.2)	(2.9)	(28.0)

Gross balance at March 31, 2017	390.3	1,927.3	1,323.0	3,640.6
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at March 31, 2017	$271.5	$1,851.4	$1,319.9	$3,442.8

(a) Includes Indefinite-lived other intangible assets resulting from the P&G Beauty Business and ghd acquisitions during the nine months ended March 31, 2017 (Refer to Note 3 — Business Combinations).

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2016
License agreements	$798.3	$(532.2)	$—	$266.1
Customer relationships	611.7	(274.2)	(5.5)	332.0
Trademarks	128.3	(108.6)	—	19.7
Product formulations	48.0	(32.7)	—	15.3
Total	$1,586.3	$(947.7)	$(5.5)	$633.1
March 31, 2017
License agreements (a)	$2,542.7	$(585.5)	$—	$1,957.2
Customer relationships (a)	2,633.5	(389.4)	(5.5)	2,238.6
Trademarks (a)	1,133.0	(131.2)	—	1,001.8
Product formulations and technology(a)	380.6	(52.2)	—	328.4
Total	$6,689.8	$(1,158.3)	$(5.5)	$5,526.0

(a) Includes License agreements, Customer relationships, Trademarks, and Product formulations and technology of $1,837.0, $2,027.7, $1,005.7 and $331.0, respectively resulting from the P&G Beauty Business, ghd and Younique acquisitions during the nine months ended March 31, 2017 (Refer to Note 3 — Business Combinations).
Amortization expense totaled $102.6 and $20.9, for the three months ended March 31, 2017 and 2016, respectively, and $219.0 and $59.0 for the nine months ended March 31, 2017 and 2016, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	25.9 years
Customer relationships	13.5 years
Trademarks	23.5 years
Product formulations and technology	11.1 years
As of March 31, 2017, the remaining weighted-average life of all intangible assets subject to amortization is 19.6 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2017, remaining	$104.4
2018	403.3
2019	359.9
2020	354.7
2021	346.0
2022	329.0
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

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of March 31, 2017 and June 30, 2016 are presented below:

	March 31, 2017	June 30, 2016
Advertising, marketing and licensing	$430.2	$180.2
Customer returns, discounts, allowances and bonuses	306.5	164.8
Compensation and other compensation related benefits	270.6	157.5
Restructuring costs	183.4	60.8
VAT, sales and other non-income taxes	58.4	36.2
Tax indemnification liability	55.0	—
Acquisition-related costs	39.4	42.4
Deferred income	25.3	3.8
Interest	17.4	9.4
Audit and consulting	9.1	6.3
Lease related liabilities	4.4	3.7
Derivative liabilities	3.0	20.9
Other	156.0	62.4
Total accrued expenses and other current liabilities	$1,558.7	$748.4
12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of March 31, 2017 and June 30, 2016 are presented below:

	March 31, 2017	June 30, 2016
Noncurrent income tax liabilities	$154.2	$131.9
Unfavorable contract liabilities	108.2	—
Deferred rent	47.5	47.2
Restructuring	44.6	23.5
Other	31.0	31.2
Total other noncurrent liabilities	$385.5	$233.8

13. DEBT
The Company’s debt balances consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

	March 31, 2017	June 30, 2016
Short-term debt	$3.4	$19.8
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	—
Galleria Term Loan B Facility due September 2023	1,000.0	—
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	825.0	670.0
Coty Term Loan A Facility due October 2020	1,806.3	1,883.6
Coty Term Loan A Facility due October 2021	962.8	—
Coty Term Loan B Facility due October 2022	1,641.6	1,596.0
Other long-term debt and capital lease obligations	1.4	0.7
Total debt	7,184.8	4,170.1
Less: Short-term debt and current portion of long-term debt	(193.0)	(161.8)
Total Long-term debt	6,991.8	4,008.3
Less: Unamortized debt issuance costs (a) (b)	(71.7)	(64.6)
Less: Discount on Long-term debt	(10.8)	(7.3)
Total Long-term debt, net	$6,909.3	$3,936.4

(a) Consists of unamortized debt issuance costs of $18.8 and $22.7 for the Coty Revolving Credit Facility, $34.9 and $30.3 for the Coty Term Loan A Facility and $11.6 and $11.6 for the Coty Term Loan B Facility as of March 31, 2017 and June 30, 2016, respectively.
(b) Consists of unamortized debt issuance costs of $3.1 and $0.0 for the Galleria Term Loan A Facility and $3.3 and $0.0 for the Galleria Term Loan B Facility as of March 31, 2017 and June 30, 2016, respectively. Unamortized debt issuance costs of $4.9 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of March 31, 2017.
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

Fair Value of Debt

	March 31, 2017		June 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Galleria Credit Agreement	$1,944.3	$1,949.0	$—	$—
Coty Credit Agreement	5,235.7	5,244.9	4,149.6	4,106.9
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including current portion of long-term debt and excluding capital lease obligations as of March 31, 2017, are presented below:

Fiscal Year Ending June 30
2017, remaining	$40.0
2018	203.2
2019	217.5
2020	217.5
2021	2,445.2
Thereafter	4,056.6
Total	$7,180.0
Debt Covenants
The Company is required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement and the Galleria Credit Agreement (collectively the “Agreements”). The Agreements include a financial covenant that requires the Company to maintain a total net leverage ratio (as defined therein), equal to or less than 5.25 to 1.00 for each fiscal quarter through June 30, 2017 subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Agreements respectively), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of March 31, 2017, the Company was in compliance with all covenants within the Agreements.
14. LEASE COMMITMENTS
The Company leases various buildings and equipment. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between two and five years. Certain lease agreements have escalation clauses for rent, which have been straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of March 31, 2017 are presented below:

Fiscal Year Ending June 30
2017, remaining	$32.6
2018	124.0
2019	110.4
2020	94.4
2021	81.6
Thereafter	375.2
818.2
Less: sublease income	(32.3)
Total minimum payments required	$785.9

The Company incurred rent expense of $42.9 and $20.5 relating to operating leases during the three months ended March 31, 2017 and 2016 respectively and $103.6 and $60.2 during the nine months ended March 31, 2017 and 2016 respectively.

15. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest expense	$59.0	$33.1	$157.9	$73.4
Foreign exchange (gains) losses, net of derivative contracts(a)	2.6	(6.2)	3.8	(14.9)
Interest income	(0.8)	(1.8)	(2.6)	(2.8)
Total interest expense, net	$60.8	$25.1	$159.1	$55.7

(a) During the nine months ended March 31, 2016 the Company recorded a gain of $11.1 related to short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro tranche of the Coty Term Loan B Facility debt issued during the quarter. These short-term forward contracts were entered into to facilitate the repayment of the Company’s then existing U.S. Dollar denominated term loans as part of the Company’s fiscal 2016 debt refinancing. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $11.1 included within Foreign exchange (gains) losses, net of derivative contracts for the nine months ended March 31, 2016.
16. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International		U.S.		International		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$15.4	$1.7	$0.3	$0.3	$0.3	$—	$16.0	$2.0
Interest cost	0.2	0.8	2.0	0.9	0.4	0.5	0.1	—	2.7	2.2
Expected return on plan assets	—	(0.6)	(2.6)	(0.3)	—	—	—	—	(2.6)	(0.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.5)	(1.4)	—	—	(1.4)	(1.3)
Amortization of net loss	0.4	0.3	1.1	0.8	—	—	—	—	1.5	1.1
Settlement loss recognized	—	—	—	—	—	—	—	—	—	—
Net periodic benefit cost (credit)	$0.6	$0.5	$16.0	$3.2	$(0.8)	$(0.6)	$0.4	$—	$16.2	$3.1

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International		U.S.		International		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$24.5	$5.1	$0.9	$0.9	$0.6	$—	$26.0	$6.0
Interest cost	1.5	2.4	4.7	2.7	1.2	1.5	0.2	—	7.6	6.6
Expected return on plan assets	(0.9)	(1.8)	(4.4)	(0.9)	—	—	—	—	(5.3)	(2.7)
Amortization of prior service cost (credit)	—	—	0.3	0.3	(4.5)	(4.2)	—	—	(4.2)	(3.9)
Amortization of net loss	1.4	0.9	3.3	2.4	—	—	—	—	4.7	3.3
Settlement loss recognized	15.9	—	—	—	—	—	—	—	15.9	—
Net periodic benefit cost (credit)	$17.9	$1.5	$28.4	$9.6	$(2.4)	$(1.8)	$0.8	$—	$44.7	$9.3

U.S. Del Laboratories, Inc. Pension Plan Settlement
The Company settled obligations to U.S. Del Laboratories, Inc. pension plan (the “Plan”) participants during the first and second quarters of fiscal year 2017 resulting in the recognition of pre-tax settlement losses of $15.9, included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2017. The settlement occurred in two phases as described below. In the first phase, lump sum payments were made to a group of plan participants and in the second phase, the Company transferred the remainder of the Plan’s obligation to a third-party insurance company by purchasing annuity contracts. As of December 31, 2016 the Plan had been fully terminated as a result of these actions.
In the first phase, which occurred during the three months ended September 30, 2016, the Plan’s assets and benefit obligation were remeasured, immediately prior to lump sum payments, using a discount rate of 3.7% compared to 3.8% as of June 30, 2016. As a result of the re-measurement, the net pension liability decreased by $2.9 as compared to the June 30, 2016 net pension liability. The net pension liability decrease was primarily a result of differences in interest rate and mortality assumptions used by Company to measure the plan liability as of June 30, 2016 compared to those assumptions used to determine lump sum benefits to be paid to participants, as mandated by the IRS. The decrease in the Plan’s net pension liability resulted in a corresponding increase in other comprehensive (loss) income for the three months ended September 30, 2016. In connection with this partial settlement the Company recognized a pre-tax settlement loss of $3.1, during the three months ended September 30, 2016, due to accelerated recognition of losses previously deferred within accumulated other comprehensive loss.
In the second phase, which occurred during the three months ended December 31, 2016, the Company transferred the remainder of the Plan’s pension obligation to a third-party insurance provider by purchasing annuity contracts. The settlement was facilitated by a cash contribution of $8.8 followed by liquidation of the Plan’s assets totaling $47.0 at the settlement date. As a result of this transaction the Company recognized a pre-tax settlement loss of $12.8, during the three months ended December 31, 2016, due to accelerated recognition of losses previously deferred within accumulated other comprehensive loss.
During the three months ended September 30, 2016, the Company recognized a curtailment gain of $1.8 in connection with involuntary employee terminations as part of the Acquisition Integration Program, which significantly reduced the expected years of future service of employees within one of the Company’s international pension plans. The curtailment gain is included in Restructuring costs in the Company’s Condensed Consolidated Statements of Operations for the nine months ended March 31, 2017. Refer to Note 5 - Restructuring Costs for further information about the Acquisition Integration Program.
P&G Beauty Business Employee Benefit Plans
In connection with the P&G Beauty Business acquisition, the Company assumed certain international pension and other post-employment benefit plan obligations and assets. The following is a summary of the preliminary fair value of the acquired pension and other post-employment plan obligations and assets as of the October 1, 2016 acquisition date:

	Pension Plans	Other Post-Employment Benefits	Total
Benefit obligation	$545.9	$15.4	$561.3
Fair value of plan assets	156.2	0.4	156.6
Funded status	$(389.7)	$(15.0)	$(404.7)
With respect to the acquired pension and other post-employment benefit plans, amounts recognized in the Company’s Condensed Consolidated Balance Sheet as of October 1, 2016 are presented below:

	Pension Plans	Other Post-Employment Benefits	Total
Noncurrent assets	$—	$—	$—
Current liabilities	(0.9)	—	(0.9)
Noncurrent liabilities	(388.8)	(15.0)	(403.8)
Funded Status	(389.7)	(15.0)	(404.7)
Net amount recognized	$(389.7)	$(15.0)	$(404.7)
The accumulated benefit obligation for the defined benefit pension plans acquired was $479.1 as of October 1, 2016.

Pension plans acquired with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets as of October 1, 2016 are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets	Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$545.9	$545.9
Accumulated benefit obligation	479.1	479.1
Fair value of plan assets	156.2	156.2
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans	Other Post-Employment Benefits
Discount rates	1.1%	1.6%
Future compensation growth rates	2.5%	4.2%
The weighted-average assumptions used to determine the Company’s net periodic benefit cost for the three months ended March 31, 2017 are presented below:

	Pension Plans	Other Post-Employment Benefits
Discount rates	1.1%	1.6%
Future compensation growth rates	2.5%	4.2%
Expected long-term rates of return on plan assets	4.4%	6.0%
Asset Allocations
The target asset allocations for the acquired P&G Beauty Business pension plans as of March 31, 2017 and by asset category are presented below:

	Target	% of Plan Assets
		October 1, 2016
Equity securities	56.3%	32.9%
Fixed income securities	35.7%	20.8%
Cash and other investments	8.1%	46.3%
Contributions
The Company plans to contribute approximately $16.0 to fund the acquired pension plans in fiscal 2017.
17. DERIVATIVE INSTRUMENTS
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) (“AOCI/(L)”) was $26.6 and $(2.5) as of March 31, 2017 and June 30, 2016, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments for the three and nine months ended March 31, 2017 and 2016 is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Foreign exchange forward contracts	$(0.9)	$(2.1)	$(0.3)	$5.5
Interest rate swap contracts	2.8	(22.1)	48.1	(19.6)
Net investment hedge	(9.0)	(26.1)	29.1	(17.0)
As of March 31, 2017, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective. The accumulated gain (loss) on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $16.0 and $(28.9) as of March 31, 2017 and June 30, 2016, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $1.2.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments during the three and nine months ended March 31, 2017 and 2016 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Foreign exchange forward contracts:
Net revenue	$0.5	$1.7	$2.1	$4.5
Cost of sales	(1.5)	0.3	(1.2)	0.4
Interest rate swap contracts:
Interest expense	$(1.9)	$(3.3)	$(8.5)	$(4.1)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments during the three and nine months ended March 31, 2017 and 2016 is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Selling, general and administrative expenses	$(2.3)	$(0.1)	(1.9)	1.2
Interest expense, net	(5.9)	(39.3)	4.1	(15.6)
Other (expense) income, net (a)	(0.1)	(5.4)	(0.5)	(29.6)

(a) During the three and nine months ended March 31, 2016, the Company recognized $5.4 and $29.6 of realized losses, respectively, on foreign currency forward contracts related to an advance payment for the Brazil Acquisition.
18. EQUITY
Common Stock
As of March 31, 2017, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. Prior to September 30, 2016, the Company had Class B Common Stock outstanding, which had special voting rights.
On September 29, 2016, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation amending the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Class A Common Stock from 800.0 million shares to 1,000.0 million shares.
Prior to October 1, 2016, the Company was a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). On August 1, 2016, JABC, began to purchase the Company’s Class A Common Stock in open market purchases on the New York Stock Exchange. During the nine months ended March 31, 2017, JABC acquired 2.6 million shares of Class A Common Stock. The Company did not receive any proceeds from these stock purchases conducted by JABC.

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
As of March 31, 2017, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 747.6 million. As of March 31, 2017, the Company was no longer a majority-owned subsidiary of JAB.
Preferred Stock
As of March 31, 2017, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Series A Preferred Stock were accounted for partially as a liability and partially as equity as of March 31, 2017.
On November 25, 2016, the Company sold 1.0 million shares of Series A Preferred Stock for $0.01 par value to Camillo Pane (“Mr. Pane”), the Company’s Chief Executive Officer. Under the terms provided in the subscription agreement, the holder of the vested Series A Preferred Stock is entitled to exchange the Series A Preferred Stock into either cash or shares, at the election of the Company, equal to the fair market value of a share of Class A Common Stock based on the 10-day trailing average closing price on the date of conversion less $22.34. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at the election of the Company. Additionally, Mr. Pane is entitled to a cash bonus of $2.60 per share upon exchanging shares of Series A Preferred stock if the market value of Class A Common Stock on the date of conversion exceeds $22.34.
On December 21, 2016, the Company filed with the Secretary of State of the State of Delaware (i) a Certificate of Retirement with respect to 5,493,894 shares of Series A Preferred Stock previously retired, cancelled and redeemed by the Company and (ii) filed a Certificate of Increase to increase the number of shares designated as Series A Preferred Stock from 3,506,106 to 6,506,106.
On February 16, 2017, the Company sold 0.5 million shares of Series A Preferred Stock for $0.01 par value to Sebastien Froidefond (“Mr. Froidefond”), the Company’s Chief Human Resources Officer. Under the terms provided in the subscription agreement, the holder of the vested Series A Preferred Stock is entitled to exchange the Series A Preferred Stock into either cash or shares, at the election of the Company, equal to the fair market value of a share of Class A Common Stock based on the 10-day trailing average closing price on the date of conversion less $22.66. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at the election of the Company. Additionally, Mr. Froidefond is entitled to a cash bonus of $2.62 per share upon exchanging shares of Series A Preferred Stock if the market value of Class A Common Stock on the date of conversion exceeds $22.66.
On March 27, 2017, the Company sold 1.0 million shares of Series A Preferred Stock for $0.01 par value to Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vests on the grant date and the holder is entitled to exchange the vested Series A Preferred Stock after the fifth anniversary of the grant date into either cash or shares, at the election of the Company equal to the fair market value of a share of Class A Common Stock based on the 10-day trailing average closing price on the date of conversion less $22.39. If the holder does not exchange the vested Series A Preferred Stock by a certain expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at election of the Company. The Company requires shareholder approval to settle the conversion in shares. The award is accounted for as a liability as of March 31, 2017 and recorded an expense of $3.6 in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations.
As of March 31, 2017, total authorized shares of Series A Preferred Stock are 6.5 million and total outstanding shares of Series A Preferred Stock are 4.2 million. Of the 4.2 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021 and 0.5 million shares vest on February 16, 2022. As of March 31, 2017, the Company classified $1.1 Series A Preferred Stock as equity, and $4.7 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2017, the Company has repurchased nil and 1.4 million shares, respectively, of its Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the nine months ended March 31, 2017 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. As of March 31, 2017, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
On August 1, 2016, the Company declared an annual cash dividend of $0.275 per share, or $93.4 on its Common Stock, restricted stock units (the “RSUs”) and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Common Stock on August 11, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016.
On December 9, 2016, the Company declared a quarterly cash dividend of $0.125 per share, or $94.0 on its Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on December 28, 2016 to holders of record of Common Stock on December 19, 2016. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of December 19, 2016.
On February 9, 2017, the Company declared a quarterly cash dividend of $0.125 per share, or $94.0 on its Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on March 10, 2017 to holders of record of Common Stock on February 28, 2017. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of February 28, 2017.
Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.2 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2017. Total accrued dividends on unvested RSUs and phantom units of $1.0 and $2.8 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2017.

Accumulated Other Comprehensive Loss

	Gain (Loss) on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Gain (Loss) on Net Investment Hedges	Other Foreign Currency Translation Adjustments
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	40.7	29.1	(38.1)	0.4	32.1
Net amounts reclassified from AOCI/(L)	4.2	—	—	9.7	13.9
Net current-period other comprehensive (loss) income	44.9	29.1	(38.1)	10.1	46.0
Balance—March 31, 2017	$16.0	$26.6	$(202.1)	$(34.2)	$(193.7)

	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments		Pension and Other Post-Employment Benefit Plans	Total
		Loss on Net Investment Hedge	Foreign Currency Translation Adjustments
Balance—July 1, 2015	$(0.1)	$—	$(249.3)	$(24.6)	$(274.0)
Other comprehensive (loss) income before reclassifications	(14.7)	(17.0)	54.5	0.2	23.0
Net amounts reclassified from AOCI/(L)	0.1	—	—	—	0.1
Net current-period other comprehensive (loss) income	(14.6)	(17.0)	54.5	0.2	23.1
Balance—March 31, 2016	$(14.7)	$(17.0)	$(194.8)	$(24.4)	$(250.9)

19. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense was $10.4 and $12.4 for the three months ended March 31, 2017 and 2016, respectively, $22.7 and $29.3 for the nine months ended March 31, 2017 and 2016, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2017, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $27.1, $5.2 and $61.8, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 4.62, 4.02 and 3.20 years, respectively.
Restricted Share Units
The Company granted approximately nil and 2.8 million RSUs during the three and nine months ended March 31, 2017, respectively, with a weighted-average grant date fair value per share of $24.60, which vests on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $4.4 and $12.7 for the three and nine months ended March 31, 2017, respectively. The Company recognized share-based compensation expense of $4.0 and $15.4 for the three and nine months ended March 31, 2016, respectively.
Series A Preferred Stock
The Company granted 1.5 million and 2.5 million shares of Series A Preferred Stock during the three and nine months ended March 31, 2017, respectively, which are accounted for partially as a liability and partially as equity. Refer to Note 18 — Equity for additional information about Series A Preferred grants during the period. The Company recognized share-based compensation expense of $4.0 and $3.3 for the three and nine months ended March 31, 2017, respectively. The Company recognized share-based compensation expense of $0.6 and $1.3 for the three and nine months ended March 31, 2016, respectively.
The Series A Preferred Stock have previously been accounted for using the Black-Scholes valuation model. During the nine months ended March 31, 2017, the Company granted Series A Preferred Stock that include cash bonus payments tied to the exercise of the awards. Due to the addition of cash bonus payments in connection with the grant of Series A Preferred Stock to certain executives in fiscal 2017, the Company began estimating the fair value of the Series A Preferred Stock using a binomial lattice model to value the equity and cash bonus components of the combined instrument as of March 31, 2017. The lattice structure the Company uses to value the exchange option consists of (i) a common stock lattice that models the possible stock price movements from the valuation date to the maturity date consistent with the stock price and estimated volatility on the valuation date; (ii) a share exchange lattice that calculates the value of the common stock received on conversion; (iii) a cash exchange lattice that calculates the value of the cash bonus; and (iv) a continuation value lattice that tracks the holding value of the combined instrument. The significant assumptions the Company uses in its binomial lattice model are further described below.

March 31, 2017
Historical volatility	30.9%
Implied volatility	32.3%
Risk-free rate of return	1.94% - 2.22%
Dividend yield on Class A Common Stock	2.8%
Yield on cash	4.9%
Historical volatility - The Company calculates historical volatility based on volatility of the daily historical prices of the common stock for the longest look-back period with available data.
Implied volatility - The Company calculates implied volatility based on publicly traded at the market options maturing January 2019 that track the Company’s Class A Common Stock.
Risk-free rate of return - The Company bases the risk-free rate of return on the US Constant Maturity Treasury Rate.
Dividend yield on Class A Common Stock - The Company calculates the dividend yield on shares using the annualized dividend rate calculated based on the per share cash dividend paid quarterly and the stock price as of the valuation date.
Yield on cash - The Company calculates the yield of comparable securities with a similar credit rating to the Company.
Non-Qualified Stock Options
The Company granted nil and 8.2 million non-qualified stock options during the three and nine months ended March 31, 2017, respectively, with a weighted average grant date fair value of $6.42 per share. The options become exercisable five years from the date of the grant. The Company recognized share-based compensation expense of $2.0 and $6.7 for the three and nine months ended March 31, 2017, respectively. The Company recognized share-based compensation expense of $7.8 and $12.6 for the three and nine months ended March 31, 2016, respectively.
20. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in millions, except per share data)
Net income (loss) attributable to Coty Inc.	$(164.2)	$(26.8)	$(117.4)	$187.9
Weighted-average common shares outstanding—Basic	747.3	337.9	607.9	347.8
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	6.1
Effect of restricted stock and RSUs (b)	—	—	—	3.0
Weighted-average common shares outstanding—Diluted	747.3	337.9	607.9	356.9
Net income attributable to Coty Inc. per common share:
Basic	$(0.22)	$(0.08)	$(0.19)	$0.54
Diluted	(0.22)	(0.08)	(0.19)	0.53

(a)
For the three and nine months ended March 31, 2017 and the three months ended March 31, 2016, no outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were included in the computation of diluted loss per share due to the net loss incurred during the respective periods. For the nine months ended March 31, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.2 million options were excluded in the computation of EPS as their inclusion would be anti-dilutive.

(b)
For the three and nine months ended March 31, 2017 and the three months ended March 31, 2016, no RSU were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the nine months ended March 31, 2016, 0.1 million RSU were excluded in the computation of diluted loss per share as their inclusion would be anti-dilutive.

21. NONCONTROLLING INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Noncontrolling Interests
The Company has the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders at certain points in time.
In December 2014, the Company gave notice of intent to exercise its right to purchase the noncontrolling interest for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, the Company gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The noncontrolling interest holder indicated the desire to continue its participation and to retain an equity investment in the joint venture. The Company and the noncontrolling interest holder are exploring alternative options of restructuring the joint venture.
Redeemable Noncontrolling Interests
As of March 31, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 33.0% interest in consolidated subsidiaries in the United Arab Emirates and a 40.0% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 3 — Business Combinations.
On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation which held the net assets of Younique, for cash consideration of $600.0, net of acquired cash and debt assumed. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $600.0 of cash consideration. The Company accounts for the noncontrolling interest portion of the Foundation as RNCI due to the noncontrolling interest holder’s ability to put their shares to the Company in certain circumstances. The Company recognized $410.9 and $433.6 as the redeemable noncontrolling interest balances as of February 1, 2017 (acquisition date) and March 31, 2017, respectively.
The Company has the right to purchase the RNCI in Foundation from the RNCI holders (each such right, a “Foundation Call right”) upon the occurrence of certain events that are not in the Company’s control. In addition to the Foundation Call right features, the noncontrolling interest holders of Foundation have the right to sell the noncontrolling interests to the Company upon the occurrence of certain events (each such right, a “Foundation Put right”).
The amount at which the Foundation Put right and Foundation Call right can be exercised is based on a fair value at the exercise date, multiplied by the noncontrolling interest holder’s percentage interest in Foundation. In certain circumstances the Foundation Put right or the Foundation Call right may be exercised at a discount or a premium. Currently management views the possibility of these circumstances occurring as remote. The noncontrolling interests are redeemable outside of the Company’s control and are recorded in the Condensed Consolidated Balance Sheets at the estimated fair value. The Company adjusts Foundation’s RNCI to the fair values at the end of each reporting period with changes recognized as adjustments to APIC.
The Company uses both an income approach and a market approach to estimate the fair value of the Foundation RNCI. The income approach is used to determine the fair value of the Foundation RNCI using a discounted cash flow method, projecting future cash flows of the business, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. For the market approach the Company uses a selected multiple based on comparable companies multiplied by the forecasted cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on our internal forecasts and the entity specific weighted-average cost of capital used to discount future cash flows.
On February 12, 2016, the Company gave notice of intent to exercise our option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at the purchase price of $9.8 for the remaining 45% interest. The transaction was effective as of June 30, 2016 and the payment was completed during the three months ended December 31, 2016.

22. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to its business, including consumer class action, personal injury, intellectual property and advertising claims litigation, among others. While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon its business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation, regulatory actions and other legal proceedings, especially those related to the P&G Beauty Business, is ongoing, and could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial condition, results of operations or cash flows.
Noncontrolling Interests and Redeemable Noncontrolling Interests
Refer to Note 21 — Noncontrolling Interests and Redeemable Noncontrolling Interests for commitments and contingencies related to certain noncontrolling and redeemable controlling interests the Company holds as of March 31, 2017.
23. SUBSEQUENT EVENTS
Burberry Beauty Business
On April 3, 2017, the Company entered in an agreement with Burberry Limited (“Burberry”) to acquire the exclusive long-term global license rights to develop, manufacture, advertise, promote and distribute Burberry Beauty luxury fragrances, cosmetics and skincare (the “Burberry License Agreement”). Upfront consideration for this license will total £130.0 million and is expected to be paid at the commencement of the licensing arrangement, in the second quarter of fiscal 2018. The Company will be required to make annual license fee payments, subject to license fee minimums, to Burberry over the term of the Burberry License Agreement. The Company is also expected to pay to Burberry approximately £50.0 million for inventory at the closing.
Restructuring
As described in Note 5 – Restructuring, in connection with the acquisition of the P&G Beauty Business, the Company is evaluating actions associated with Global Integration Activities. As part of these actions, on May 9, 2017, the Board approved plans to optimize the Company’s global supply chain capabilities. The Company estimates these actions will result in total pre-tax restructuring and related costs of approximately $300.0, to be incurred over the next two years.

The estimate includes costs for employee termination benefits, costs to exit facilities, and other costs directly related to the restructuring activities. The cash portion of the total pre-tax charges associated with supply chain optimization is expected to be approximately $250.0.
Quarterly Dividend
On May 10, 2017, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, restricted stock units (the “RSUs”) and phantom units. The dividend will be paid on June 13, 2017 to holders of record of Common Stock on May 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following report and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Fiscal 2016 Form 10-K”). When used in this report, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and consolidated subsidiaries. The following report contains forward-looking statements regarding, among other things, our future operations and financial performance, expected growth (including revenue declines and trends), our ability to support our planned business operation on a near- and long-term basis, mergers and acquisitions, divestitures, plans, activities, strategic restructuring initiatives, synergies or growth from acquisitions, future dividend payments and our outlook for the second half of fiscal 2017 and all other future reporting periods. These statements are based on certain assumptions and estimates that we consider reasonable and actual results may differ from those contained in any forward-looking statements. See “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as any updates to such report as may be included in subsequent reports we file with the SEC. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following report are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
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
Our organizational structure is product category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has full end-to-end responsibility to optimize the consumers’ beauty experiences in their relevant categories and channels in this new organizational design and translate this into profitable growth.
The new operating and reportable segments are:
Luxury — focused on prestige fragrances, premium skin care and premium cosmetics;
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
Business Overview
We continue to operate in a challenging environment, currently with declines in several of our segments and geographies in which we compete and, particularly for our Consumer Beauty segment, increasing competitive pressure and changing consumer preferences. In particular, declines in the retail nail, color cosmetics and hair color categories in the U.S. and mass fragrance in Western Europe and the U.S. continue to impact our business and financial results.

We consistently introduce new products and support new and established products through our focus on strategic advertising and merchandising, which we must continuously develop and evolve in response to new products and shifting consumer preferences in order to offset the gradual decline of products that are later in their lifecycles. The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. We also continuously evaluate strategic transactions and new brand licenses to enhance our portfolio. During the third quarter of fiscal 2017, we completed the acquisition of a 60% membership interest in Younique, a leading online peer-to-peer social selling platform, which will operate within the Consumer Beauty division. We also entered into an agreement to acquire the exclusive long-term global license rights for Burberry Beauty luxury fragrances, cosmetics and skincare, which will be managed within the Luxury division.
We believe our business has attractive opportunities, including the continued performance of our Professional Beauty segment and improving performance of our Luxury segment. However, in certain categories, our net revenues are declining faster than the category or despite category growth, and we have experienced challenges in our Consumer Beauty segment, including declines in distribution and reduction in shelf space for certain brands. We are focused on addressing those challenges through brand repositioning, innovation, in-store execution and end-to-end digital capabilities. We have also identified our non-core portfolio of brands, representing approximately 6% to 8% of our net revenues, and are exploring alternatives for these brands, including divestiture.
The diversion of resources to closing the Transactions and integrating the P&G Beauty Business, the recent changes in our management teams as we reorganized our business and transitional factors, including significantly higher than expected trade inventory prior to the closing of the Transactions, have negatively impacted our fiscal year-to-date results from certain P&G Beauty Business brands. However, we successfully exited the first stage of our transition services agreement with P&G in our North American business, which positively impacted our quarterly results. We intend to exit the remaining stages of the transition services agreement in stages during the course of calendar year 2017, which may impact our quarterly results due to timing of shipment of orders or unexpected technical or other challenges with such exits.
As previously disclosed in connection with the Transactions, we expect to incur a total of approximately $1.2 billion of operating expenses and approximately $500 million of capital expenditures. Through March 31, 2017, we incurred life-to-date operating expenses and capital expenditures against these estimates of approximately $550 million and $150 million, respectively, and we expect the remaining operating expenses, including any anticipated restructuring activities, and capital expenditures to be incurred in future periods through fiscal 2020. Further, in connection with the Transactions, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and selling, general, and administrative savings over the next four years. We expect to cumulatively generate approximately 20% of the net synergies through fiscal 2017, approximately 50% through fiscal 2018, approximately 80% through fiscal 2019 and the full $750 million through fiscal 2020.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to our per common share (the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended March 31, 2017 As Compared To Three Months Ended March 31, 2016” and “Nine Months Ended March 31, 2017 As Compared To Nine Months Ended March 31, 2016.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Basis of Presentation of Acquisitions
We closed the following acquisitions during the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: (i) the P&G Beauty Business during the second quarter of fiscal 2017, (ii) ghd during the second quarter of fiscal 2017, (iii) Younique during the third quarter of fiscal 2017 and (iv) the Brazil Acquisition during the third quarter of fiscal 2016. The Brazil Acquisition closed on February 1, 2016. Due to this timing, the financial results for the Brazil Acquisition for three and nine months ended March 31, 2017 are not comparable to financial results presented in the three and nine months ended March 31, 2016. To maintain a consistent basis between periods, we have excluded the contribution of the brands acquired through the Brazil Acquisition (the “Hypermarcas Brands”) for the first seven months of fiscal 2017 from the discussion of our results where we exclude the impact of recent acquisitions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used herein, the term “Acquisitions” refers collectively to the financial contribution from the P&G Beauty Business, Younique and ghd acquisitions during those periods and the first seven months of contribution in fiscal 2017 from the Hypermarcas Brands.
THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2016
NET REVENUES
In the three months ended March 31, 2017, net revenues increased greater than 100%, or $1,081.4, to $2,032.1 from $950.7 in the three months ended March 31, 2016. The acquisition of the P&G Beauty Business comprised 49% of total net revenues for the quarter and the Hypermarcas Brands, ghd and Younique combined comprised 7% of the total net revenues for the quarter. The acquisition of the P&G Beauty Business was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. The increase in net revenues in the three months ended March 31, 2017 reflects an increase in unit volume of greater than 100% and a positive price and mix impact of 4%, partially offset by a negative foreign currency exchange translations impact of 2%. Excluding the impacts of the Acquisitions and foreign currency exchange translations, total net revenues in the three months ended March 31, 2017 decreased 5%.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2017	2016	Change %
NET REVENUES
Luxury	$634.6	$405.9	56%
Consumer Beauty	988.6	488.5	>100%
Professional Beauty	408.9	56.3	> 100%
Total	$2,032.1	$950.7	>100%
Luxury
In the three months ended March 31, 2017, net revenues from the Luxury segment increased 56%, or $228.7, to $634.6 from $405.9 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business comprised 39% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business. Excluding the impact of the Acquisitions, net revenues from the Luxury segment decreased 4%, or $17.5, to $388.4 in the three months ended March 31, 2017 from $405.9 in the three months ended March 31, 2016, reflecting a negative price and mix impact of 5% and a negative foreign currency exchange translations impact of 1%, partially offset by an increase in unit volume of 2%. This decrease primarily reflects lower net revenues from Marc Jacobs and Davidoff fragrances and philosophy skin care products, primarily driven by declines in net revenues from existing product lines. Partially offsetting the decline in net revenues was net revenue growth from the launch of Calvin Klein All during the quarter. The negative price and mix impact primarily reflects a higher volume of relative lower-priced philosophy and Calvin Klein products.
Consumer Beauty
In the three months ended March 31, 2017, net revenues from the Consumer Beauty segment increased greater than 100%, or $500.1, to $988.6 from $488.5 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business, Younique and the Hypermarcas Brands, comprised 43%, 8% and 2%, respectively, of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business, although a reduction in shelf space and declines in certain of these brands negatively impacted our results. Excluding the impact of the Acquisitions, net revenues from the Consumer Beauty segment decreased 5%, or $25.7, to $462.8 in the three months ended March 31, 2017, from $488.5 in the three months ended March 31, 2016, primarily reflecting a negative price and mix impact of 24%, partially offset by an increase in unit volume of 18% and a positive foreign currency exchange translations impact of 1%. The decrease in net revenues primarily reflects: (i) lower net revenues from mass fragrances, which have been adversely impacted by a negative market trend in the U.S., (ii) lower net revenues from Rimmel and Sally Hansen, primarily as a result of the implementation of a new inventory management system by a key U.S. customer, as well as declines in existing products and (iii) lower net revenues from Astor as a result of a decrease in shelf space in Germany and Eastern Europe, partially offset by higher net revenues from the Hypermarcas Brands. Net revenues from the Hypermarcas Brands were higher in the fiscal 2017 period compared to the fiscal 2016 period as a result of trade term harmonization to conform to our policies, creating a lower net revenue comparison in the prior year period, as well as a result of the strong in-market performance.

Declines in Sally Hansen also reflect negative market trends in the U.S. The negative price and mix impact primarily reflects a higher level of promotional and discounting activities for several brands in the segment and a higher volume of relatively lower-priced products, such as the Hypermarcas Brands.
Professional Beauty
In the three months ended March 31, 2017, net revenues from the Professional Beauty segment increased greater than 100%, or $352.6, to $408.9 from $56.3 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and ghd comprised 78% and 11%, respectively, of the total net revenues for the segment. The professional product line of Wella hair products was the largest contributor to net revenues as a result of the P&G Beauty Business acquisition, reflecting the strong performance of the brand. Excluding the impact of the Acquisitions, net revenues from the Professional Beauty segment decreased 18%, or $10.1 to $46.2 in the three months ended March 31, 2017, from $56.3 in the three months ended March 31, 2016, primarily reflecting a decrease in unit volume of 9%, a negative price and mix impact of 8% and a negative foreign currency exchange translations impact of 1%. Net revenues in the segment decreased as launch activity for OPI products in the three months ended March 31, 2017 could not offset declines in net revenues from existing lacquer product lines. The negative price and mix impact on OPI primarily reflects unfavorable regional, channel and promotional mix, despite an increase in volume of gel and long wear product lines.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended March 31,
(in millions)	2017	2016	Change %
NET REVENUES
North America	$685.1	$311.1	>100%
Europe	848.4	402.0	>100%
ALMEA	498.6	237.6	>100%
Total	$2,032.1	$950.7	>100%
North America
In the three months ended March 31, 2017, net revenues in North America increased greater than 100%, or $374.0, to $685.1 from $311.1 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in North America decreased 15%, or $47.7, to $263.4 in the three months ended March 31, 2017 from $311.1 in the three months ended March 31, 2016, primarily due to lower net revenues in the U.S. from Sally Hansen, Rimmel, and N.Y.C. New York Color in the Consumer Beauty division, partially reflecting negative market trends in the U.S., as well as, philosophy skin care products in the Luxury division and OPI in the Professional Beauty division. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 1%, net revenues in North America decreased 14%.
Europe
In the three months ended March 31, 2017, net revenues in Europe increased greater than 100%, or $446.4, to $848.4 from $402.0 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in Europe decreased 8%, or $33.9, to $368.1 in the three months ended March 31, 2017 from $402.0 in the three months ended March 31, 2016, primarily due to lower net revenues from Astor in Germany and Eastern Europe, Rimmel in the U.K. and Playboy in Germany. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 3%, net revenues in Europe decreased 11%.
ALMEA
In the three months ended March 31, 2017, net revenues in ALMEA increased greater than 100%, or $261.0, to $498.6 from $237.6 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in ALMEA increased 12%, or $28.3, to $265.9 in the three months ended March 31, 2017 from $237.6 in the three months ended March 31, 2016, primarily due to higher net revenues from the Hypermarcas Brands. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 1%, net revenues in ALMEA increased 13%.

COST OF SALES
In the three months ended March 31, 2017, cost of sales increased greater than 100%, or $447.1, to $816.1 from $369.0 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues increased to 40.2% in the three months ended March 31, 2017 from 38.8% in the three months ended March 31, 2016, resulting in a gross margin decline of approximately 140 basis points primarily due to the negative impact of the revaluation of acquired inventory from the acquisitions of the P&G Beauty Business, ghd and Younique. Excluding this impact on cost of sales, gross margin improved approximately 150 basis points primarily reflecting the acquisition the P&G Beauty Brands and Younique in fiscal 2017, which each have higher margin businesses.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2017, selling, general and administrative expenses increased greater than 100%, or $598.2, to $1,092.4 from $494.2 in the three months ended March 31, 2016, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 53.8% in the three months ended March 31, 2017 from 52.0% in the three months ended March 31, 2016. Excluding the impact of the Acquisitions, business realignment costs, share-based compensation expense adjustment and costs related to acquisition activities, selling, general and administrative expenses increased by 12%, or $56.4, to $540.8 from $484.4 for the three months ended March 31, 2017 and increased as a percentage of net revenues to 60.3% from 51.0%, or approximately 930 basis points. This increase primarily reflects approximately 820 basis points related to higher administrative costs for additional employee hires and consulting expenses in connection with the integration of the P&G Beauty Business and approximately 80 basis points related to higher advertising and consumer promotion expense.
OPERATING (LOSS) INCOME
In the three months ended March 31, 2017, operating income decreased by more than 100%, or $215.5, to $(192.5) from $23.0 in the three months ended March 31, 2016. Operating margin, or operating income as a percentage of net revenues, decreased to (9.5%) of net revenues in the three months ended March 31, 2017 as compared to 2.4% in the three months ended March 31, 2016. This margin decline of approximately 1,190 basis points reflects approximately 700 basis points related to higher restructuring expenses, approximately 280 basis points related to higher amortization expense, approximately 140 basis points related to higher cost of sales and approximately 180 basis points related to an increase in selling, general and administrative expenses, partially offset by approximately 110 basis points related to lower acquisition-related costs as a percentage of net revenues.
Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2017	2016	Change %
OPERATING (LOSS) INCOME
Luxury	$60.9	$29.7	>100%
Consumer Beauty	63.0	39.2	61%
Professional Beauty	(18.2)	12.8	<(100%)
Corporate	(298.2)	(58.7)	<(100%)
Total	(192.5)	23.0	<(100%)
Luxury
In the three months ended March 31, 2017, operating income for Luxury increased greater than 100%, or $31.2, to $60.9 from $29.7 in the three months ended March 31, 2016. Operating margin increased to 9.6% of net revenues in the three months ended March 31, 2017 as compared to 7.3% in the three months ended March 31, 2016, reflecting lower advertising and consumer promotions expense as a percentage of net revenues, partially offset by higher amortization expense as a percentage of net revenues.
Consumer Beauty
In the three months ended March 31, 2017, operating income for Consumer Beauty increased 61%, or $23.8, to $63.0 from $39.2 in the three months ended March 31, 2016. Operating margin decreased to 6.4% of net revenues in the three months ended March 31, 2017 as compared to 8.0% in the three months ended March 31, 2016, primarily reflecting higher selling, general and administrative expenses as a percentage of net revenues.

Professional Beauty
In the three months ended March 31, 2017, operating (loss) income for Professional Beauty decreased greater than 100%, or $31.0, to $(18.2) from $12.8 in the three months ended March 31, 2016. Operating margin decreased to (4.5)% of net revenues in the three months ended March 31, 2017 as compared to 22.7% in the three months ended March 31, 2016, primarily driven by higher amortization expense and higher selling, general and administrative expenses as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2017, operating loss for Corporate was $(298.2) compared to $(58.7) in the three months ended March 31, 2016, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Three Months Ended March 31,
(in millions)	2017	2016	Change %
Reported operating (loss) income	$(192.5)	$23.0	<(100%)
% of Net revenues	(9.5%)	2.4%
Costs related to acquisition activities	122.3	42.4	>100%
Amortization Expense	102.6	20.9	>100%
Restructuring and other business realignment costs	175.9	15.3	>100%
Share-based compensation expense adjustment	—	1.0	(100%)
Total adjustments to reported Operating income	400.8	79.6	>100%
Adjusted operating income	$208.3	$102.6	>100%
% of Net revenues	10.3%	10.8%

In the three months ended March 31, 2017, adjusted operating income increased greater than 100%, or $105.7, to $208.3 from $102.6 in the three months ended March 31, 2016. Adjusted operating margin decreased to 10.3% of net revenues in the three months ended March 31, 2017 from 10.8% in the three months ended March 31, 2016, primarily reflecting higher adjusted selling, general and administrative expenses as a percentage of net revenues of approximately 210 basis points partially offset by lower adjusted cost of sales as a percentage of net revenues of approximately 150 basis points.
Costs Related to Acquisition Activities
In the three months ended March 31, 2017, we incurred $122.3 of costs related to acquisition activities. We recognized Acquisition-related costs of $57.7, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $28.3, $22.2 and $12.7 in costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of ghd, Younique and the P&G Beauty Business in the Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2016, we incurred $42.4 of costs related to acquisition activities. We recognized acquisition-related costs of $37.0, in the Condensed Consolidated Statements of Operations. These costs can include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. We also incurred $5.4 of costs primarily reflecting revaluation of acquired inventory in connection with the Brazil Acquisition, included in Cost of sales in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.

Amortization Expense
In the three months ended March 31, 2017, amortization expense increased to $102.6 from $20.9 in the three months ended March 31, 2016 primarily as a result of the Acquisitions. In the three months ended March 31, 2017, amortization expense of $25.2, $58.5, and $18.9 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In connection with the acquisition of the P&G Beauty Business, we anticipate that we will incur a total of approximately $1,200.0 of one-time operating expenses, including restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
We are continuing to evaluate actions and associated costs, and plan to approve specific restructuring actions over a multi-year period.  We expect that the Global Integration Activities will result in pre-tax restructuring and related costs of approximately $700.0 to $800.0.
In the three months ended March 31, 2017, we incurred restructuring and other business structure realignment costs of $175.9, as follows:

•	We incurred restructuring costs of $155.8 primarily related to Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $20.1 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. Of this amount, $12.0 is included in Selling, general and administrative expenses and $8.1 is included in Cost of sales.

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

In the period subsequent to March 31, 2017, on May 9, 2017, the Board approved plans to optimize the Company’s global supply chain capabilities as a part of the Global Integration Activities. The Company estimates these actions will result in total pre-tax restructuring and related costs of approximately $300.0, to be incurred over the next two years.

Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of Adjusted Operating Income in the three months ended March 31, 2017. Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $1.0 in the three months ended March 31, 2016.
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

INTEREST EXPENSE, NET
In the three months ended March 31, 2017, Interest expense, net was $60.8 as compared with $25.1 in the three months ended March 31, 2016. This increase is primarily due to higher average debt balances at increased interest rates. Additionally included in the prior period interest expense is a one-time foreign currency exchange gain of $11.1 related to our debt refinancing in fiscal 2016.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2017 and 2016 was 36.9% and (133.3%) respectively. The effective tax rate for the three months ended March 31, 2017 includes an increase in the accrual for unrecognized tax benefits, the expiration of foreign statutes of limitation and audit settlements. The effective income tax rate for the three months ended March 31, 2016 includes the decrease in the accrual for unrecognized tax benefits and the expiration of foreign statutes of limitation.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss)Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported loss before income taxes	$(252.8)	$(93.4)	36.9%	$(8.7)	$11.6	(133.3%)
Adjustments to reported Operating income (a) (b)	400.8	126.3		79.6	6.5
Adjustments to Interest expense (b) (c)	—	—		(4.6)	(0.4)
Other adjustments (b)(c)	—			6.2	0.5
Adjusted Income before income taxes	$148.0	$32.9	22.2%	$72.5	$18.2	25.1%

(a)	See “Reconciliation of Reported Operating Income to Adjusted Operating Income under “Adjusted Operating Income”.

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

(c)	See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”.
The adjusted effective tax rate was 22.2% for the three months ended March 31, 2017 compared to 25.1% for the three months ended March 31, 2016. The differences were primarily due to the expiration of foreign statutes of limitation.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net (loss) attributable to Coty Inc. was $(164.2) in the three months ended March 31, 2017 as compared to (loss) of $(26.8) in the three months ended March 31, 2016. This decrease primarily reflects lower operating income and higher interest expense in the three months ended March 31, 2017, partially offset by a benefit from income taxes in the three months ended March 31, 2017 and losses related to hedges on the Brazil Acquisition in the three months ended March 31, 2016.
Adjusted Net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2017	2016	Change %
Reported net loss attributable to Coty Inc.	$(164.2)	$(26.8)	<(100%)
% of Net revenues	(8.1%)	(2.8%)
Adjustments to reported Operating income (a)	400.8	79.6	>100%
Adjustments to Other expense (b)	—	6.2	(100%)
Adjustments to Interest expense (c)	—	(4.6)	100%
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(126.3)	(6.6)	<(100%)
Adjusted net income attributable to Coty Inc.	$110.3	$47.8	>100%
% of Net revenues	5.4%	5.0%
Per Share Data
Adjusted weighted-average common shares
Basic	747.3	337.9
Diluted	751.5	346.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.15	$0.14
Diluted	0.15	0.14

(a)	See “Reconciliation of Reported operating income to Adjusted operating income.”

(b)
In the three months ended March 31, 2016, we incurred losses of $5.4 on foreign currency contracts related to payments for the Brazil Acquisition and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary, included in Other (income) expense, net in the Condensed Consolidation Statements of Operations.

(c)
In the three months ended March 31, 2016 primarily represents a net gain of $4.6 on the revaluation of intercompany loans used to facilitate payments for the Brazil Acquisition, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2016
NET REVENUES
In the nine months ended March 31, 2017, net revenues increased 65%, or $2,135.5, to $5,409.0 from $3,273.5 in the nine months ended March 31, 2016. The acquisition of the P&G Beauty Business comprised 39% of total net revenues for the period and the Hypermarcas Brands, Younique and ghd combined comprised 6% of total net revenues for the period. The acquisition of the P&G Beauty Business was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. The increase in net revenues in the nine months ended March 31, 2017 reflects an increase in unit volume of 77%, partially offset by a negative price and mix impact of 9% and a negative foreign currency exchange translations impact of 3%. Excluding the impacts of the Acquisitions and foreign currency exchange translations, total net revenues in the nine months ended March 31, 2017 decreased 8%.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2017	2016	Change %
NET REVENUES
Luxury	$1,918.6	$1,433.4	34%
Consumer Beauty	2,562.2	1,653.7	55%
Professional Beauty	928.2	186.4	>100%
Total	$5,409.0	$3,273.5	65%
Luxury
In the nine months ended March 31, 2017, net revenues from the Luxury segment increased 34%, or $485.2, to $1,918.6 from $1,433.4 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business comprised 31% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business. Excluding the impact of the Acquisitions, net revenues from the Luxury segment decreased 7%, or $105.1 to $1,328.3 in the nine months ended March 31, 2017, from $1,433.4 in the nine months ended March 31, 2016, reflecting a decrease in unit volume of 3%, a negative price and mix impact of 3% and a negative foreign currency exchange translations impact of 1%. This decrease primarily reflects lower net revenues from Calvin Klein and Marc Jacobs fragrances, primarily driven by declines in net revenues from existing product lines and our strategic efforts to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels. Partially offsetting the decline in net revenues was net revenues from the launch of Calvin Klein All during the three months ended March 31, 2017. The negative price and mix impact primarily reflects a higher level of promotional and discounted pricing activities on lower-volume fragrance product lines and a lower volume of relative higher-priced Calvin Klein products.
Consumer Beauty
In the nine months ended March 31, 2017, net revenues from the Consumer Beauty segment increased 55%, or $908.5, to $2,562.2 from $1,653.7 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business, the Hypermarcas Brands and Younique comprised 32%, 7% and 3%, respectively, of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business, although these and other brands were negatively impacted as we reorganized our business and by transitional factors, including significantly higher than expected trade inventory prior to the closing of the Transactions. Additionally, a reduction in shelf space and declines in certain of these brands negatively impacted our results. Excluding the impact of the Acquisitions, net revenues from the Consumer Beauty segment decreased 11%, or $183.5, to $1,470.2 in the nine months ended March 31, 2017 from $1,653.7 in the nine months ended March 31, 2016, reflecting a decrease in unit volume of 5%, a negative price and mix impact of 4% and a negative foreign currency exchange translations impact of 2%. This decrease primarily reflects lower net revenues from Rimmel and Sally Hansen, primarily as a result of a reduction in shipments to a key U.S. customer and adidas as a result of declines in existing products, partially offset by incremental net revenues from Hypermarcas Brands and growth from Bourjois as a result of continued expansion across Eastern Europe and Russia. Declines in Sally Hansen also reflect negative market trends in the U.S. The negative price and mix impact primarily reflects a higher volume of relative lower-priced products, such as the Hypermarcas brands.
Professional Beauty
In the nine months ended March 31, 2017, net revenues from the Professional Beauty segment increased greater than 100%, or $741.8, to $928.2 from $186.4 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and ghd comprised 73% and 10%, respectively, of the total net revenues for the segment. The professional product line of Wella hair products was the largest contributor to net revenues as a result of the acquisition of the P&G Beauty Business, reflecting the strong performance of the brand. Excluding the impact of the Acquisitions, net revenues from the Professional Beauty segment decreased 15%, or $27.7, to $158.7 in the nine months ended March 31, 2017 from $186.4 in the nine months ended March 31, 2016, reflecting a decrease in unit volume of 12%, a negative price and mix impact of 2% and a negative foreign currency exchange translations impact of 1%. Net revenues in the segment decreased as launch activity for OPI products in the nine months ended March 31, 2017 could not offset declines in net revenues from existing lacquer product lines. The negative price and mix impact on OPI primarily reflects unfavorable regional, channel and promotional mix, despite an increase in volume of gel and long wear product lines.
Net Revenues by Geographic Regions

In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Nine Months Ended March 31,
(in millions)	2017	2016	Change %
NET REVENUES
North America	$1,727.4	$1,072.8	61%
Europe	2,429.4	1,494.8	63%
ALMEA	1,252.2	705.9	77%
Total	$5,409.0	$3,273.5	65%
North America
In the nine months ended March 31, 2017, net revenues in North America increased 61%, or $654.6, to $1,727.4 from $1,072.8 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in North America decreased 11%, or $113.0, to $959.8 in the nine months ended March 31, 2017 from $1,072.8 in the nine months ended March 31, 2016, primarily due to lower net revenues in the U.S. from Sally Hansen, N.Y.C. New York Color and Rimmel in our Consumer Beauty divisions, reflecting negative market trends in the U.S., as well as OPI in our Professional Beauty division. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 1%, net revenues in North America decreased 10%.
Europe
In the nine months ended March 31, 2017, net revenues in Europe increased 63%, or $934.6, to $2,429.4 from $1,494.8 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in Europe decreased 13%, or $197.0, to $1,297.8 in the nine months ended March 31, 2017 from $1,494.8 in the nine months ended March 31, 2016, primarily due to decreases from Rimmel, Marc Jacobs and Calvin Klein in the U.K., adidas in the U.K. and Germany and Playboy in Germany, partially offset by increases from Bourjois in Eastern Europe.
ALMEA
In the nine months ended March 31, 2017, net revenues in ALMEA increased 77%, or $546.3, to $1,252.2 from $705.9 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in ALMEA decreased 1%, or $6.3, to $699.6 in the nine months ended March 31, 2017 from $705.9 in the nine months ended March 31, 2016, primarily due to declines in Calvin Klein in China and Marc Jacobs in our travel retail business in Latin America. Excluding the impact of the Acquisitions and the negative foreign currency exchange translations impact of 3%, net revenues in ALMEA increased 2%.
COST OF SALES
In the nine months ended March 31, 2017, cost of sales increased 68%, or $872.8, to $2,153.2 from $1,280.4 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues increased to 39.8% in the nine months ended March 31, 2017 from 39.1% in the nine months ended March 31, 2016, resulting in a gross margin decline of approximately 70 basis points primarily due to the negative impact of the revaluation of acquired inventory from the acquisitions of the P&G Beauty Business, ghd and Younique.  Excluding this impact on cost of sales, gross margin improved approximately 130 basis points primarily reflecting the acquisition of higher margin businesses in fiscal 2017 including the P&G Beauty Brands and Younique, partially offset by higher promotional and discounted pricing activity, reported in net revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2017, selling, general and administrative expenses increased 83.5%%, or $1,247.6, to $2,741.5 from $1,493.9 in the nine months ended March 31, 2016, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 50.7% in the nine months ended March 31, 2017 from 45.6% in the nine months ended March 31, 2016. Excluding the impact of the Acquisitions, business realignment costs, share-based compensation expense adjustment and costs related to acquisition activities, selling, general and administrative expenses increased 5.6%, or $82.2, to $1,555.5 from $1,473.3 for the nine months ended March 31, 2017 and increased as a percentage of net revenues to 52.6% from 45.0%, or approximately 760 basis points. The increase primarily reflects approximately 580 basis points related to higher administrative costs for additional employee hires and consulting expenses in connection with the integration of the P&G Beauty Business, and approximately 220 basis points related to higher advertising and consumer promotion for increased spending in supporting Rimmel, Sally Hansen, Bourjois and the Hypermarcas Brands.
OPERATING (LOSS) INCOME
In the nine months ended March 31, 2017, operating income decreased greater than 100%, or $415.9 to $(158.8) from $257.1 in the nine months ended March 31, 2016. Operating margin, or operating income as a percentage of net revenues, decreased to (2.9)% in the nine months ended March 31, 2017 as compared to 7.9% in the nine months ended March 31, 2016. This margin decline of approximately 1080 basis points reflects approximately 510 basis points related to higher selling, general and administrative expenses, approximately 220 basis points related to higher amortization expense, approximately 210 basis points related to higher acquisition-related costs, approximately 90 basis points related to higher restructuring expenses and approximately 70 basis points related to higher cost of sales, partially offset by approximately 20 basis points related to asset impairment charges in the nine months ended March 31, 2017 as a percentage of net revenues.
Operating Income by Segment

	Nine Months Ended March 31,
(in millions)	2017	2016	Change %
OPERATING INCOME (LOSS)
Luxury	$203.6	$206.1	(1%)
Consumer Beauty	178.6	210.2	(15%)
Professional Beauty	81.5	53.4	53%
Corporate	(622.5)	(212.6)	<(100%)
Total	(158.8)	257.1	<(100%)
Luxury
In the nine months ended March 31, 2017, operating income for Luxury decreased 1%, or $2.5, to $203.6 from $206.1 in the nine months ended March 31, 2016. Operating margin decreased to 10.6% of net revenues in the nine months ended March 31, 2017 as compared to 14.4% in the nine months ended March 31, 2016, reflecting higher selling, general and administrative expenses as a percentage of net revenues and amortization expense as a percentage of net revenues.
Consumer Beauty
In the nine months ended March 31, 2017, operating income for Consumer Beauty decreased 15%, or $31.6, to $178.6 from $210.2 in the nine months ended March 31, 2016. Operating margin decreased to 7.0% of net revenues in the nine months ended March 31, 2017 as compared to 12.7% in the nine months ended March 31, 2016, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Professional Beauty
In the nine months ended March 31, 2017, operating income for Professional Beauty increased 53%, or $28.1, to $81.5 from $53.4 in the nine months ended March 31, 2016. Operating margin decreased to 8.8% of net revenues in the nine months ended March 31, 2016 as compared to 28.6% in the three months ended March 31, 2016, primarily driven by higher amortization expense as a percentage of net revenues and higher selling, general and administrative expenses as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2017, operating loss for Corporate was $(622.5) compared to $(212.6) in the nine months ended March 31, 2016, as described under “Adjusted Operating Income” below.
Adjusted Operating Income
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Nine Months Ended March 31,
(in millions)	2017	2016	Change %
Reported Operating (loss) income	$(158.8)	$257.1	<(100%)
% of Net revenues	(2.9)%	7.9%
Costs related to acquisition activities	395.7	107.3	>100%
Amortization Expense	219.0	59.0	>100%
Restructuring and other business realignment costs	210.9	98.5	>100%
Pension settlement charges	15.9	—	N/A
Asset impairment charges	—	5.5	(100%)
Share-based compensation expense adjustment	—	1.3	(100%)
Total adjustments to reported Operating income	841.5	271.6	>100%
Adjusted Operating income	$682.7	$528.7	29%
% of Net revenues	12.6%	16.2%
Adjusted operating income in the nine months ended March 31, 2017 increased 29%, or $154.0, to $682.7 from $528.7 in the nine months ended March 31, 2016. Adjusted operating margin decreased to 12.6% of net revenues in the nine months ended March 31, 2017 as compared to 16.2% in the nine months ended March 31, 2016, driven by approximately 490 basis points related to higher adjusted selling, general and administrative expenses partially offset by approximately 130 basis points related to lower adjusted cost of sales as a percentage of net revenues.
Costs Related to Acquisition Activities
In the nine months ended March 31, 2017, we incurred $395.7 of costs related to acquisition activities. We recognized Acquisition-related costs of $275.1, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $44.4, $22.2 and $48.8 in costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of ghd, Younique and the P&G Beauty Business, respectively in the Condensed Consolidated Statements of Operations.
In the nine months ended March 31, 2016, we incurred $107.3 of costs related to acquisition activities. We recognized acquisition-related costs of $98.3 in the Condensed Consolidated Statements of Operations. These costs can include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. We also incurred $9.0 of costs in connection with the Bourjois acquisition, included in cost of sales in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Amortization Expense
In the nine months ended March 31, 2017, amortization expense increased to $219.0 from $59.0 in the nine months ended March 31, 2016 primarily as a result of the Acquisitions. In the nine months ended March 31, 2017, amortization expense of $70.6, $110.7, and $37.6 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In connection with the acquisition of the P&G Beauty Business, we anticipate that we will incur a total of approximately $1,200.0 of one-time operating expenses, including restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
We are continuing to evaluate actions and associated costs, and plan to approve specific restructuring actions over a multi-year period.  We expect that the Global Integration Activities will result in pre-tax restructuring and related costs of approximately $700.0 to $800.0.
In the nine months ended March 31, 2017, we incurred restructuring and other business structure realignment costs of $210.9, as follows:

•	We incurred restructuring costs of $179.0 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $31.9 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. Of this amount $20.4 is included in Selling, general and administrative expenses and $11.5 is included in Cost of sales.

In the nine months ended March 31, 2016, we incurred restructuring and other business structure realignment costs of $98.5, as follows:

•
We incurred Restructuring costs of $79.3 primarily related to Organizational Redesign, included in the Condensed Consolidated Statements of Operations, which primarily relate to the Acquisition Integration Program and Organizational Redesign.

•
We incurred business structure realignment costs of $19.2 primarily related to our Organizational Redesign and the 2013 Productivity Program, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
In the period subsequent to March 31, 2017, on May 9, 2017, the Board approved plans to optimize the Company’s global supply chain capabilities as a part of the Global Integration Activities. The Company estimates these actions will result in total pre-tax restructuring and related costs of approximately $300.0, to be incurred over the next two years.
Pension Settlement Charges
In the nine months ended March 31, 2017, we incurred charges of $15.9 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016, in addition to, the purchase of annuity contracts from a third-party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during the nine months ended March 31, 2017. The settlement charge of $15.9, for the nine months ended March 31, 2017, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
Pension settlement charges were reported in Corporate.
Asset Impairment Charges
In the nine months ended March 31, 2017, there were no asset impairment charges reported in the Condensed Consolidated Statements of Operations.
In the nine months ended March 31, 2016, asset impairment charges of $5.5 were reported in the Condensed Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.
Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of Adjusted Operating Income in the nine months ended March 31, 2017. Share-based compensation expense adjustment included in the calculation of Adjusted Operating Income was $1.3 in the nine months ended March 31, 2016.
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
INTEREST EXPENSE, NET
In the nine months ended March 31, 2017, interest expense, net was $159.1 as compared with $55.7 in the nine months ended March 31, 2016. This increase is primarily due to higher average debt balances at increased interest rates. Additionally included in the prior period interest expense is a one-time foreign currency exchange gain of $11.1 related to our debt refinancing in fiscal 2016.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In the nine months ended March 31, 2017, there were no losses related to the early extinguishment of debt.
In the nine months ended March 31, 2016, we incurred $3.1 in losses on the early extinguishment of debt in connection with the refinancing of our the prior credit facilities.
OTHER EXPENSE (INCOME), NET
We incurred $0.2 of expense and $30.4 of expense in the nine months ended March 31, 2017 and 2016, respectively. The other expense primarily reflects $29.6 of losses related to hedges in connection with the Brazil Acquisition.

INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2017 and 2016 was 69.3% and (25.3)%, respectively. The effective tax rate for the nine months ended March 31, 2017 includes the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition of $111.2. The negative effective income tax rate for nine months ended March 31, 2016 was primarily the result of the net impact of the settlements with the IRS as described below.
During the first quarter of year 2016, we reached final settlement with the IRS in connection with the 2004-2012 examination periods. The settlement primarily relates to the acquisition of the Calvin Klein fragrance business. In connection with the settlement, we recognized a tax benefit of approximately $193.9 of which $164.2 was mainly due to the recognition of additional deferred tax assets related to the basis of the Calvin Klein trademark, and approximately $29.7 resulted from the reduction of gross unrecognized tax benefits. Of the $193.9 tax benefit, $113.0 was offset by a valuation allowance due to on-going operating losses in the U.S.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016
(in millions)	(Loss)Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (Loss) income before income taxes	$(318.1)	$(220.6)	69.3%	$167.9	$(42.5)	(25.3%)
Adjustments to reported Operating income (a)(b)	841.5	313.0		271.6	37.6
Adjustments to Interest expense (b)(c)	1.4	0.6		(13.1)	(1.8)
Other adjustments (b)(c)	—	—		33.5	4.6
Adjusted Income before income taxes	$524.8	$93.0	17.7%	$459.9	$(2.1)	(0.5%)

(a)	See “Reconciliation of Reported Operating Income to Adjusted Operating Income”.

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

(c)	See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”.
The adjusted effective tax rate was 17.7% compared to (0.5)% in the prior-year period. The differences were primarily due to the release of a valuation allowance in the US as a result of the P&G Beauty Business acquisition.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
In the nine months ended March 31, 2017, net income attributable to Coty Inc. decreased $305.3, to $(117.4), from $187.9 in the nine months ended March 31, 2016. This decrease primarily reflects lower operating income and higher interest expense in the nine months ended March 31, 2017, partially offset by a higher tax benefit in the nine months ended March 31, 2017 than in the nine months ended March 31, 2016 and losses related to hedges on the Brazil Acquisition in the nine months ended March 31, 2016.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2017	2016	Change %
Reported net (loss) income attributable to Coty Inc.	$(117.4)	$187.9	<(100%)
% of Net revenues	(2.2%)	5.7%
Adjustments to reported Operating income (a)	841.5	271.6	>100%
Adjustments to Other expense (b)	—	30.4	(100%)
Loss on early extinguishment of debt (c)	—	3.1	(100%)
Adjustments to Interest expense (d)	1.4	(13.1)	(100%)
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(313.6)	(40.4)	<(100%)
Adjusted net income attributable to Coty Inc.	$411.9	$439.5	(6%)
% of Net revenues	7.6%	13.4%
Per Share Data
Adjusted weighted-average common shares
Basic	607.9	347.8
Diluted	613.4	356.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.68	$1.26
Diluted	0.67	1.23

(a)	See “Reconciliation of Operating Income to Adjusted Operating Income” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b)
In the nine months ended March 31, 2016, we incurred losses of $29.6 on foreign currency contracts related to payments for the Brazil Acquisition and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary, included in Other expense (income), net in the Condensed Consolidated Statements of Operations.

(c)
In the nine months ended March 31, 2016, the amount represents the write-off of deferred financing costs in connection with the refinancing of the prior Coty Inc. credit facilities, included in Loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations.

(d)
The amount in the nine months ended March 31, 2017 represents a net loss of $1.4 incurred in connection with the Brazil Acquisition and subsequent intercompany loans, included in Interest expense, net in the Condensed Consolidated Statements of Operations. The amount in the nine months ended March 31, 2016 primarily represents one-time gains of $11.1 on short-term forward contracts to exchange Euros for U.S. Dollars related to the Euro-denominated portion of the Term Loan B Facility and a net losses of $2.0 on the revaluation of intercompany loans including the impact of derivative contracts used to hedge intercompany loans to facilitate payments in connection with the Brazil Acquisition, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2017, we had cash and cash equivalents of $767.0 compared with $372.4 at June 30, 2016.
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

Debt
The balances consisted of the following as of March 31, 2017 and June 30, 2016, respectively:

	March 31, 2017	June 30, 2016
Short-term debt	$3.4	$19.8
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	—
Galleria Term Loan B Facility due September 2023	1,000.0	—
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	825.0	670.0
Coty Term Loan A Facility due October 2020	1,806.3	1,883.6
Coty Term Loan A Facility due October 2021	962.8	—
Coty Term Loan B Facility due October 2022	1,641.6	1,596.0
Other long-term debt and capital lease obligations	1.4	0.7
Total debt	7,184.8	4,170.1
Less: Short-term debt and current portion of long-term debt	(193.0)	(161.8)
Total Long-term debt	6,991.8	4,008.3
Less: Unamortized debt issuance costs (a)(b)	(71.7)	(64.6)
Less: Discount on Long-term debt	(10.8)	(7.3)
Total Long-term debt, net	$6,909.3	$3,936.4
(a) Consists of unamortized debt issuance costs of $18.8 and $22.7 for the Coty Revolving Credit Facility, $34.9 and $30.3 for the Coty Term Loan A Facility and $11.6 and $11.6 for the Coty Term Loan B Facility as of March 31, 2017 and June 30, 2016, respectively.
(b) Consists of unamortized debt issuance costs of $3.1 and $0.0 for the Galleria Term Loan A Facility and $3.3 and $0.0 for the Galleria Term Loan B Facility as of March 31, 2017 and June 30, 2016, respectively. Unamortized debt issuance costs of $4.9 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets as of March 31, 2017.
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

Debt Maturities Schedule
Our aggregate maturities of long-term debt, including current portion of long-term debt and excluding capital lease obligations as of March 31, 2017, are presented below:

Fiscal Year Ending June 30
2017, remaining	$40.0
2018	203.2
2019	217.5
2020	217.5
2021	2,445.2
Thereafter	4,056.6
Total	$7,180.0
Debt Covenants
We are required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement and the Galleria Credit Agreement (collectively the “Agreements”). The Agreements include a financial covenant that requires us to maintain a total net leverage ratio (as defined therein), equal to or less than 5.25 to 1.00 for each fiscal quarter through June 30, 2017 subject to certain agreed step-downs thereafter. In the four fiscal quarters following the closing of any material acquisition (as defined in the Agreements respectively), including the fiscal quarter in which such material acquisition occurs, the maximum total net leverage ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum total net leverage ratio for such quarter (as described in the prior sentence). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our total net leverage ratio is no greater than the maximum total net leverage ratio that would otherwise have been required in the absence of such material acquisition, regardless of whether any additional material acquisitions are consummated during such period. As of March 31, 2017, we were in compliance with all covenants within the Agreements.
Business Combinations
P&G Beauty Business Acquisition
On October 1, 2016, pursuant to the Transaction Agreement, we completed the Transactions and acquired the P&G Beauty Business in order to further strengthen our position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
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
Acquisition of Younique
On February 1, 2017, we completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”) which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and debt assumed. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $600.0 of cash consideration. The purchase consideration is subject to normal working capital adjustments. Younique is expected to strengthen the Consumer Beauty division’s color cosmetics and skin and body care product offerings. The acquisition was funded with a combination of cash on hand and borrowings under available debt facilities. We account for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest. Refer to Note 21 — Noncontrolling Interests and Redeemable Noncontrolling Interests for information regarding valuation method and significant assumptions used to calculate the fair value.

Cash Flows

	Nine Months Ended March 31,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$706.7	$445.3
Net cash used in investing activities	(1,056.1)	(1,042.0)
Net cash provided by financing activities	781.1	621.7
Net cash provided by operating activities
 Net cash provided by operating activities was $706.7 and $445.3 for the nine months ended March 31, 2017 and 2016, respectively. The increase in cash flows of $261.4 was primarily due to an increase of $485.9 resulting from the change in operating assets and liabilities due to the P&G Beauty Business acquisition and an increase in $83.4 in adjustments to reconcile net income to operating cash flow, offset by a decrease of $307.9 in Net income.
Net cash used in investing activities
Net cash used in investing activities was $1,056.1 and $1,042.0 for the nine months ended March 31, 2017 and 2016, respectively. The increase in cash outflows of $14.1 is primarily driven by higher cash payments for capital projects of $208.9, partially offset by a decrease of $154.7 for net payments made related to business combinations.
Net cash provided by financing activities
Net cash provided by financing activities was $781.1 and $621.7 for the nine months ended March 31, 2017 and 2016, respectively. The increase in cash inflows of $159.4 was primarily driven by a decrease of $691.6 in payments for Class A Common Stock compared to the prior year, partially offset by an increase of $310.6 in net repayments of the revolving loan and term loan facilities and an increase of $190.2 in cash dividends paid.
Dividends
On August 1, 2016, we declared an annual cash dividend of $0.275 per share, or $93.4 on our Common Stock, RSUs and phantom units. Of the $93.4, $92.4 was paid on August 19, 2016 to holders of record of Common Stock on August 11, 2016. The remaining $1.0 is payable upon settlement of the RSUs and phantom units outstanding as of August 11, 2016.
On December 9, 2016, we declared a quarterly cash dividend of $0.125 per share, or $94.0 on our Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on December 28, 2016 to holders of record of Common Stock on December 19, 2016. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of December 19, 2016.
On February 9, 2017, we declared a quarterly cash dividend of $0.125 per share, or $94.0 on its Common Stock, RSUs and phantom units. Of the $94.0, $93.4 was paid on March 10, 2017 to holders of record of Common Stock on February 28, 2017. The remaining $0.6 is payable upon settlement of the RSUs and phantom units outstanding as of February 28, 2017.
On May 10, 2017, we announced a quarterly cash dividend of $0.125 per share on our Common Stock, restricted stock units (the “RSUs”) and phantom units. The dividend will be paid on June 13, 2017 to holders of record of Common Stock on May 31, 2017.
As may be declared by the Board of Directors, we anticipate issuing future dividends on a quarterly basis effective as of our second quarter ended December 31, 2016.
Share Repurchase
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between us and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2017, we have repurchased nil and 1.4 million shares, respectively, of its Class A Common Stock. The shares were purchased in multiple transactions at prices ranging from $25.35 to $27.40. The aggregate fair value of shares repurchased during the nine months ended March 31, 2017 was $36.3, and was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests. As of March 31, 2017, we have $396.8 remaining under the Incremental Repurchase Program.

Employee Benefit Plans
During the three months ended September 30, 2016, we made lump sum payments to certain U.S. Del Laboratories, Inc. pension plan participants totaling $13.5 to partially settle the plan’s obligation to these participants. Payments were made from the plan’s assets. During the three months ended December 31, 2016, we transferred the remainder of our obligation to a third-party insurance provider by purchasing annuity contracts. The settlement was facilitated by a cash contribution of $8.8 followed by liquidation of the plan’s assets totaling $47.0 at the settlement date. As a result of these actions the termination of the plan was completed as of December 31, 2016.
Commitments and Contingencies
Noncontrolling Interests
We have the right to purchase the noncontrolling interests in certain subsidiaries from the noncontrolling interest holders at certain points in time.
In December 2014, we gave notice of intent to exercise our right to purchase the noncontrolling interest for 14% of a certain Singapore subsidiary from the noncontrolling interest holder at an estimated purchase price of approximately $10.7 for this 14%. In addition, on September 29, 2015, we gave notice of intent to exercise its option to terminate the Shareholders’ Agreement with the noncontrolling interest holder and to purchase the remaining 35% of the noncontrolling interest holder’s interest in the Singapore subsidiary. The noncontrolling interest holder indicated the desire to continue its participation and to retain an equity investment in the joint venture. The noncontrolling interest holder and we are exploring alternative options of restructuring the joint venture.
Redeemable Noncontrolling Interests
As of March 31, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 33.0% interest in consolidated subsidiaries in the United Arab Emirates and a 40.0% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 3 — Business Combinations.
On February 1, 2017, we completed our acquisition of 60% of the membership interest in Foundation which held the net assets of Younique, for cash consideration of $600.0, net of acquired cash and debt assumed. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $600.0 of cash consideration. We account for the noncontrolling interest portion of the Foundation as RNCI due to the noncontrolling interest holder’s ability to put their shares to us in certain circumstances. We recognized $410.9 and $433.6 as the redeemable noncontrolling interest balances as of February 1, 2017 (acquisition date) and March 31, 2017 respectively.
We have the right to purchase the RNCI in Foundation from the RNCI holders (each such right, a “Foundation Call right”) upon the occurrence of certain events that are not in our control. In addition to the Foundation Call right features, the noncontrolling interest holders of Foundation have the right to sell the noncontrolling interests to us or upon the occurrence of certain events (each such right, a “Foundation Put right”).
The amount at which the Foundation Put right and Foundation Call right can be exercised is based on a fair value at the exercise date, multiplied by the noncontrolling interest holder’s percentage interest in Foundation. In certain circumstances the Foundation Put right or the Foundation Call right may be exercised at a discount or a premium. Currently we view the possibility of these circumstances occurring as remote. The noncontrolling interests are redeemable outside of our control and are recorded in the Condensed Consolidated Balance Sheets at the estimated fair value. We adjust Foundation’s RNCI to the fair values at the end of each reporting period with changes recognized as adjustments to APIC.
We use both an income approach and a market approach to estimate the fair value of the Foundation RNCI. The income approach is used to determine the fair value of the Foundation RNCI using a discounted cash flow method, projecting future cash flows of the business, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. For the market approach we use a selected multiple based on comparable companies multiplied by the forecasted cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on our internal forecasts and the entity specific weighted-average cost of capital used to discount future cash flows.
On February 12, 2016, we gave notice of intent to exercise our option to purchase as of June 30, 2016 the noncontrolling interest in a certain Hong Kong subsidiary at the purchase price of $9.8 for the remaining 45% interest. The transaction was effective as of June 30, 2016 and the payment was completed during the three months ended December 31, 2016.

Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.5 and $4.6 as of March 31, 2017 and June 30, 2016, respectively. We consider these letters of credit to be immaterial to the business.
Contractual Obligations
Our principal contractual obligations and commitments as of March 31, 2017 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2017, remaining	2018	2019	2020	2021
Long-term debt obligations	$7,180.0	40.0	203.2	217.5	217.5	2,445.2	$4,056.6
Interest on long-term debt obligations(a)	1,332.7	45.2	198.2	215.8	232.7	265.5	375.3
Operating lease obligations	818.2	32.6	124.0	110.4	94.4	81.6	375.2
License agreements:(b)
Royalty payments	723.3	12.4	93.6	99.4	81.4	57.5	379.0
Advertising and promotional spend obligations	120.7	6.6	27.6	29.5	31.0	13.0	13.0
Other contractual obligations(c)	280.0	28.1	108.2	51.1	38.7	30.5	23.4
Other long-term obligations:
Pension obligations (mandated)(d)	18.5	1.4	4.6	4.4	4.1	4.0	—
Total	$10,473.4	166.3	759.4	728.1	699.8	2,897.3	$5,222.5

(a) Interest costs on our variable rate debt after consideration of our interest rate swap arrangements are determined based on an interest rate forecast using the forward interest rate curve and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $102.9 over the term of our long-term debt.
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

The table excludes $506.4 of RNCI which is reflected in Redeemable noncontrolling interests in the Consolidated Balance Sheet as of March 31, 2017 related to our 33% RNCI in the United Arab Emirates subsidiary and our 40% interest in Foundation. Given the provisions of the associated Put and Call rights, both RNCI are redeemable outside of our control and are recorded in temporary equity.

Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue Recognition

•	Goodwill, Other Intangible Assets and Long-Lived Assets

•	Business Combinations

•	Inventory

•	Pension and Other Post-Employment Benefit Costs

•	Share-Based Compensation

•	Income Taxes

•	Redeemable noncontrolling interests
Due to the change in our operating segments and reporting units, we performed an impairment analysis as of October 1, 2016 and determined that no adjustments to carrying values were required either pre or post the change of our operating segments and reporting units. The fair values of our new reporting units exceeded their respective carrying values at October 1, 2016 by a range of 8.1% to 82.3%. The P&G Beauty Business acquisition impact is significant to the new reporting units as recently acquired assets represent 59.6%, 78.7% and 67.8% of total Luxury, Consumer Beauty and Professional Beauty reporting units’ carrying values, respectively as on the date of the test their carrying values approximate their fair values. Accordingly, the newly acquired assets have no cushion and therefore lower the overall cushion for the new reporting units.
As of March 31, 2017, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2016 Form 10-K.
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance, expected growth (including revenue declines and trends), our ability to support our planned business operations on a near- and long-term basis, mergers and acquisitions, future dividend payments, divestitures, path to recovery, synergies or growth from acquisitions, future dividend payments, the success of the integration of the P&G Beauty Business and our outlook for fiscal 2017 and all other future reporting periods. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable and are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from such statements, including:

•
our ability to achieve our global business strategy, compete effectively in the beauty industry and achieve the benefits contemplated by our recent strategic transactions within the expected time frame, including our joint ventures and recent acquisitions;

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, purchase price allocations, the market value of inventory and the fair value of acquired assets and liabilities associated with acquisitions;

•	managerial, integration, operational, regulatory, legal and financial risks, including management of cash flows, and expenses associated with our strategic transactions and internal reorganizations;

•
the integration of the P&G Beauty Business with our business, operations, systems, financial data and culture (including the recent exit and anticipated future exits of the Transition Services Agreement) and the ability to realize synergies and other potential benefits within the time frames currently contemplated;

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

•
our ability to implement (and the cost of) the Global Integration Activities, Acquisition Integration Program, the Organizational Redesign restructuring program and the Post-Merger Reorganization as planned and the success of the programs or any anticipated programs in delivering anticipated improvements and efficiencies;

•
our ability to successfully execute our announced intent to divest and/or discontinue non-core brands and to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any relaunched or rebranded products;

•	risks related to our international operations and joint ventures, including reputational, compliance, regulatory, economic and foreign political risks;

•	our dependence on certain licenses, entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•	global political and/or economic uncertainties or disruptions, including the impact of Brexit and the new U.S. administration;

•	the number, type, outcomes (by judgment or settlement) and costs of legal, tax, regulatory or administrative proceedings, and/or litigation;

•	our ability to manage seasonal variability;

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, the P&G Beauty Business, ghd, and Younique which were acquired on October 1, 2016, November 21, 2016 and February 1, 2017, respectively. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We completed the acquisitions of the P&G Beauty Business, ghd, and Younique on October 1, 2016, November 21, 2016 and February 1, 2017, respectively. Collectively, the P&G Beauty Business, ghd and Younique accounted for 48% of our total assets as of March 31, 2017 and 42% of our total net sales for the nine months ended March 31, 2017. As part of our ongoing integration of the P&G Beauty Business, ghd and Younique we are continuing to incorporate our controls and procedures into these subsidiaries and to augment our company-wide controls to reflect the risks inherent in these acquisitions. As permitted by the SEC guidance for newly acquired businesses, our report on our internal control over financial reporting in the Annual Report on Form 10-K for the year ending June 30, 2017 will include a scope exception that excludes the acquired P&G Beauty Business, ghd and Younique subsidiaries in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of these subsidiaries.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.

We are involved, from time to time, in litigation, other regulatory actions and other legal proceedings incidental to our business, including consumer class action, personal injury, intellectual property and advertising claims litigation, among others. While we cannot predict any final outcomes relating thereto, management believes that the outcome of current litigation, regulatory actions and legal proceedings will not have a material effect upon our business, results of operations, financial condition or cash flows. However, management’s assessment of our current litigation, regulatory actions and other legal proceedings, especially those related to the P&G Beauty Business, is ongoing, and could change in light of the discovery of facts with respect to litigation, regulatory actions or other proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation, regulatory actions and legal proceedings. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part II, Item 1A under the heading “Risk Factors” of our 10-Q for the quarterly period ended December 31, 2016. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JAB that settled during the fiscal quarter ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
January 1, 2017 - January 31, 2017	—	—	—	—
February 1, 2017 - February 28, 2017	4,090,000	$18.59	—	—
March 1, 2017 - March 31, 2017	—	—	—	—
Total	4,090,000	$18.59	—	—
(a) Includes fees and commissions.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
2.1
Contribution Agreement, dated as of January 10, 2017, by and among Coty Inc., Coty US Holdings Inc., Foundation, LLC, Younique, LLC, UEV Holdings, LLC, Aspen Cove Holdings, Inc., each of the other unit holders of Younique, LLC, and Derek Maxfield (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

10.1		Coty Inc. Long-Term Incentive Plan, as amended and restated effective as of February 1, 2017.
10.2		Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on February 1, 2017.
10.3		Amended and Restated Annual Performance Plan, as of February 1, 2017.
10.4		Nonqualified Stock Option Award Terms and Conditions under Coty Inc. Long-Term Incentive Plan, as amended February 1, 2017 and April 8, 2013 and effective as of February 1, 2017.
10.5		Amended Form of Elite Subscription and Stock Option Agreement.
10.6		Subscription Agreement, dated as of February 16, 2017, between Coty Inc. and Sébastien Froidefond.
10.7		Side Letter, dated as of March 31, 2017, between Coty Services UK Limited and Sébastien Froidefond.
10.8		Subscription Agreement, dated as of March 27, 2017, between Coty Inc. and Lambertus J.H. Becht.
21.1		List of significant subsidiaries.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

COTY INC.

Date: May 10, 2017	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)