Form 10-Q
period 2017-09-30
COTY INC.
filed 2017-11-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At November 2, 2017, 749,491,562 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net revenues	$2,238.3	$1,080.2
Cost of sales	874.3	444.8
Gross profit	1,364.0	635.4
Selling, general and administrative expenses	1,191.8	478.9
Amortization expense	78.2	21.2
Restructuring costs	11.2	7.4
Acquisition-related costs	54.1	81.5
Operating income	28.7	46.4
Interest expense, net	66.4	40.4
Other expense, net	3.7	1.3
(Loss) income before income taxes	(41.4)	4.7
Benefit for income taxes	(25.3)	(5.1)
Net (loss) income	(16.1)	9.8
Net (loss) income attributable to noncontrolling interests	(2.2)	8.2
Net income attributable to redeemable noncontrolling interests	5.8	1.6
Net (loss) income attributable to Coty Inc.	$(19.7)	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.03)	$—
Diluted	(0.03)	—
Weighted-average common shares outstanding:
Basic	748.6	336.3
Diluted	748.6	336.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net (loss) income	$(16.1)	$9.8
Other comprehensive income:
Foreign currency translation adjustment	239.1	(5.9)
Net unrealized derivative gains on cash flow hedges, net of taxes of $(0.1) and $0.1 during the three months ended, respectively	(0.1)	8.5
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $(0.8) during the three months ended, respectively	0.7	5.2
Total other comprehensive income, net of tax	239.7	7.8
Comprehensive income	223.6	17.6
Comprehensive (loss) income attributable to noncontrolling interests:
Net (loss) income	(2.2)	8.2
Foreign currency translation adjustment	0.6	—
Total comprehensive (loss) income attributable to noncontrolling interests	(1.6)	8.2
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.8	1.6
Foreign currency translation adjustment	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	5.8	1.6
Comprehensive income attributable to Coty Inc.	$219.4	$7.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$919.2	$535.4
Restricted cash	25.4	35.3
Trade receivables—less allowances of $67.4 and $58.5, respectively	1,609.5	1,470.3
Inventories	1,172.0	1,052.6
Prepaid expenses and other current assets	523.4	487.9
Total current assets	4,249.5	3,581.5
Property and equipment, net	1,633.8	1,632.1
Goodwill	8,738.0	8,555.5
Other intangible assets, net	8,493.9	8,425.2
Deferred income taxes	158.2	72.6
Other noncurrent assets	299.7	281.3
TOTAL ASSETS	$23,573.1	$22,548.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,768.3	$1,732.1
Accrued expenses and other current liabilities	1,827.6	1,796.4
Short-term debt and current portion of long-term debt	223.3	209.1
Income and other taxes payable	129.3	66.0
Total current liabilities	3,948.5	3,803.6
Long-term debt, net	7,541.9	6,928.3
Pension and other post-employment benefits	564.1	549.2
Deferred income taxes	937.4	924.9
Other noncurrent liabilities	565.0	473.4
Total liabilities	13,556.9	12,679.4
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	562.5	551.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 4.2 issued and outstanding at September 30, 2017 and June 30, 2017	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 814.4 and 812.9 issued, respectively, and 749.4 and 747.9 outstanding, respectively, at September 30, 2017 and June 30, 2017	8.1	8.1
Additional paid-in capital	11,113.1	11,203.2
Accumulated deficit	(470.6)	(459.2)
Accumulated other comprehensive income	243.5	4.4
Treasury stock—at cost, shares: 65.0 at September 30, 2017 and June 30, 2017	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	9,452.3	9,314.7
Noncontrolling interests	1.4	3.0
Total equity	9,453.7	9,317.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$23,573.1	$22,548.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09 (see Note 2)						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Exercise of employee stock options and restricted stock units			1.5	—	11.2					11.2		11.2
Shares withheld for employee taxes					(3.1)					(3.1)		(3.1)
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.125 per Common Share)					(94.3)					(94.3)		(94.3)
Net (loss) income						(19.7)				(19.7)	(2.2)	(21.9)	5.8
Other comprehensive income							239.1			239.1	0.6	239.7	—
Distribution to noncontrolling interests, net										—	—	—	(6.4)
Dilution of redeemable noncontrolling interest due to additional contribution (see Note 16)					17.0					17.0		17.0	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(29.0)					(29.0)		(29.0)	29.0
BALANCE—September 30, 2017	4.2	$—	814.4	$8.1	$11,113.1	$(470.6)	$243.5	65.0	$(1,441.8)	$9,452.3	$1.4	$9,453.7	$562.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2016	1.7	—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)						—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			0.7	0.1			6.1					6.2		6.2
Share-based compensation expense							2.9					2.9		2.9
Dividends ($0.275 per common share)							(93.3)					(93.3)		(93.3)
Net income								—				—	8.2	8.2	1.6
Other comprehensive loss									7.8			7.8		7.8
Distribution to noncontrolling interests, net							—					—		—	(1.1)
Adjustment of redeemable noncontrolling interests to redemption value							3.5					3.5		3.5	(3.5)
BALANCE—September 30, 2016	1.7	—	401.4	$4.1	—	$—	$1,957.6	$(37.0)	$(231.9)	65.0	$(1,441.8)	$251.0	$15.1	$266.1	$70.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16.1)	$9.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	168.7	59.9
Deferred income taxes	(81.6)	(6.9)
Provision for bad debts	9.2	2.5
Provision for pension and other post-employment benefits	11.1	6.5
Share-based compensation	6.9	3.1
Other	1.9	6.2
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(124.0)	(86.9)
Inventories	(97.5)	(48.7)
Prepaid expenses and other current assets	(21.0)	(6.1)
Accounts payable	19.3	60.2
Accrued expenses and other current liabilities	22.5	4.6
Income and other taxes payable	65.5	(18.7)
Other noncurrent assets	(21.3)	5.5
Other noncurrent liabilities	47.5	(6.0)
Net cash used in operating activities	(8.9)	(15.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111.4)	(86.8)
Payment for business combinations, net of cash acquired	(7.5)	—
Proceeds from sale of asset	2.9	—
Net cash used in investing activities	(116.0)	(86.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	—	3.2
Repayments of short-term debt, original maturity more than three months	—	(3.2)
Net (repayments) proceeds of short-term debt, original maturity less than three months	(0.5)	(4.8)
Proceeds from revolving loan facilities	778.4	355.0
Repayments of revolving loan facilities	(150.0)	(70.0)
Repayments of term loans	(40.6)	(27.9)
Dividend payment	(94.3)	(92.4)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	11.2	6.1
Payments for employee taxes related to net settlement of equity awards (see Note 2)	(3.1)	—
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(36.3)
Net proceeds from foreign currency contracts	(2.3)	1.7
Distributions to noncontrolling interests and redeemable noncontrolling interests	(6.4)	—
Net cash provided by financing activities	492.4	131.4
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6.4	1.0
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	373.9	30.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	570.7	372.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period (see Note 2)	$944.6	$403.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$61.0	$35.3
Cash paid during the period for income taxes, net of refunds received	32.8	15.2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$90.3	$59.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products. Coty is a global beauty company with a strategic vision to be a new global leader and challenger in the beauty industry.
On October 1, 2016, the Company completed its acquisition of certain assets and liabilities related to The Procter & Gamble Company’s (“P&G”) global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (the “P&G Beauty Business”). The P&G Beauty Business manufactures, markets and sells various branded beauty products globally including professional and retail hair care, coloring and styling products, fine fragrances and color cosmetics primarily through salons, mass merchandisers, grocery stores, drug stores, department stores and distributors. Refer to Note 4—Business Combinations.
After the closing of the P&G Beauty Business acquisition, the Company reorganized its business into three new divisions: the Luxury division, primarily focused on prestige fragrances, premium skin care and premium cosmetics; the Consumer Beauty division, primarily focused on mass color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care; and the Professional Beauty division, primarily focused on hair and nail care products for professionals. In this new organizational structure, each division has full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The three divisions also comprise the Company’s operating and reportable segments.
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2018” refer to the fiscal year ending June 30, 2018.
The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Working capital requirements, sales, and cash flows generally experience variability during the three to six months buildup preceding the holiday season due in part to product innovations and new product launches and the size and timing of certain orders from the Company’s customers. The Company also experiences higher sales during its fourth fiscal quarter in its Professional Beauty segment as a result of stronger activity prior to the summer holiday season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2017. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2018. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, pension benefit costs, the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes and the fair value of redeemable noncontrolling interests. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.

Tax Information
The effective income tax rate for the three months ended September 30, 2017 and 2016 was 61.1% and (108.5)%, respectively. The increase in the effective tax rate as compared to the same period in fiscal 2017 is primarily the result of the relative mix of income and losses within the tax jurisdictions in which the Company operates. The negative effective tax rate for the three months ended September 30, 2016 was primarily the result of ongoing operating losses in the U.S. that did not result in a full tax benefit due to a valuation allowance.
The effective income tax rates vary from the U.S. federal statutory rate of 35% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2017 and June 30, 2017, the gross amount of UTBs was $284.5 and $257.9, respectively. As of September 30, 2017, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $242.2. As of September 30, 2017 and June 30, 2017, the liability associated with UTBs, including accrued interest and penalties, was $196.5 and $154.6, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs for the three months ended September 30, 2017 and 2016 was $1.1 and $0.1, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017 was $13.4 and $11.7, respectively. On the basis of the information available as of September 30, 2017, it is reasonably possible that a decrease of up to $9.5 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2018, the Company adopted the amended Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The primary impact of the new standard was the recognition of previously unrecognized excess tax benefits as an $8.3 cumulative-effect adjustment to Accumulated deficit as of July 1, 2017 to reflect a modified retrospective application. Prospectively, the excess tax benefits will be recorded as a component of Income tax expense as required, whereas they were previously recorded in Additional paid-in capital (“APIC”). Additionally, the ASU required that $3.1 related to shares withheld for employee taxes to be reported in Cash flows from financing activities for the first quarter of fiscal 2018 with an insignificant impact to prior periods.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the measurement of inventories by requiring inventory to be measured at the lower of cost and net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU No. 2015-11 during the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, amending the classification and presentation of restricted cash on the statement of cash flows. The amendments required that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this guidance in the second quarter of fiscal 2017 and applied a retrospective transition method. Accordingly, restricted cash and restricted cash equivalents has been reclassified as a component of Cash, cash equivalents, and restricted cash in the Condensed Consolidated Statement of Cash Flows for all periods presented. As a result, there is a retrospective adjustment of a $25.0 decrease to Net cash used in investing activities and a $25.0 increase to Cash and cash equivalents - End of period for the three months ended September 30, 2016.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which provided guidance for improvements to accounting for hedging activities under ASC 815. The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be recorded. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing pending collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company will adopt the standard on July 1, 2018 using the modified retrospective transition method of adoption. The Company’s preliminary evaluation indicated that the adoption of the new standard may result in potential reclassifications of certain costs between Selling, general and administrative expenses, Cost of sales or as a reduction of revenue. The Company continues to finalize its assessment of the final impact of this ASU on the Company’s Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company plans to adopt the standard on July 1, 2019. The Company is in the early stages of its evaluation of the standard and has an implementation team in place that is performing an evaluation of the impact this standard will have on the Company’s Consolidated Financial Statements and related disclosures.

3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
In connection with the Company’s acquisition of the P&G Beauty Business, the Company realigned its operations and determined management’s internal and external reporting based on the following three divisions – Luxury, Consumer Beauty and Professional Beauty. The new organizational structure is category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has full end-to-end responsibility to optimize consumers’ beauty experience in the relevant categories and channels. The Company has determined that its three divisions are its operating segments and reportable segments:
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
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 8—Goodwill and Other Intangible Assets, net.

	Three Months Ended September 30,
SEGMENT DATA	2017	2016
Net revenues:
Luxury	$764.4	$449.0
Consumer Beauty	1,043.4	571.9
Professional Beauty	430.5	59.3
Total	$2,238.3	$1,080.2
Operating income (loss):
Luxury	$56.7	$75.7
Consumer Beauty	61.9	53.2
Professional Beauty	(1.7)	16.3
Corporate	(88.2)	(98.8)
Total	$28.7	$46.4
Reconciliation:
Operating income	$28.7	$46.4
Interest expense, net	66.4	40.4
Other expense, net	3.7	1.3
(Loss) income before income taxes	$(41.4)	$4.7
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2017	2016
Fragrance	37.1%	45.6%
Color Cosmetics	28.9	33.6
Hair Care	23.9	0.5
Skin & Body Care	10.1	20.3
Total Coty Inc.	100.0%	100.0%

4. BUSINESS COMBINATIONS
P&G Beauty Business Acquisition
On October 1, 2016, the Company acquired the P&G Beauty Business in order to further strengthen the Company’s position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
The P&G Beauty Business acquisition was completed pursuant to the Transaction Agreement, dated July 8, 2015, by and among the Company, P&G, Galleria Co. (“Galleria”) and Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”). On October 1, 2016, (i) Merger Sub was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct, wholly-owned subsidiary of the Company (the “Merger”) and (ii) each share of Galleria common stock was converted into the right to receive one share of the Company’s common stock.
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
The Company has finalized the valuation of assets acquired and liabilities assumed for the P&G Beauty Business acquisition. The Company recognized certain measurement period adjustments as disclosed below during the quarter ended September 30, 2017. The measurement period for the P&G Beauty Business acquisition is now closed.
The following table summarizes the allocation of the purchase price to the net assets of the P&G Beauty Business as of the October 1, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$387.6	$—	$387.6
Inventories	465.5	—	465.5
Property, plant and equipment	742.9	(16.9)	726.0	3 - 40
Goodwill	5,528.4	35.5	5,563.9	Indefinite
Trademarks — indefinite	1,575.0	—	1,575.0	Indefinite
Trademarks — finite	747.7	—	747.7	10 - 30
Customer relationships	1,074.2	18.8	1,093.0	2 - 26
License agreements	2,299.0	12.0	2,311.0	4 - 30
Product formulations	183.8	(10.0)	173.8	5 - 28
Other net working capital	(23.2)	—	(23.2)
Net other assets (liabilities)	64.6	(33.7)	30.9
Unfavorable contract liabilities	(130.0)	—	(130.0)
Pension liabilities	(404.1)	—	(404.1)
Deferred tax liability, net	(941.0)	(5.7)	(946.7)
Total purchase price	$11,570.4	$—	$11,570.4

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2018. The measurement period adjustments related to Customer relationships, License agreements and Product formulations, collectively, of $20.8, were a result of changes in assumptions that were used at the date of acquisition for valuation purposes including allocation of costs and synergies. The measurement period adjustments related to Property, plant and equipment and Net other assets of ($16.9) and ($33.7), respectively, primarily relate to obtaining new facts and circumstances about acquired assets and liabilities that existed at the acquisition date. The decrease to Deferred tax liability, net was primarily a result of the change of the jurisdictional allocation of the tangible and intangible assets. All measurement period adjustments were offset against Goodwill.
Goodwill is primarily attributable to the anticipated company-specific synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and leverage of the acquired brand recognition to be achieved as a result of the P&G Beauty Business acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill of $1,889.8, $3,188.1 and $486.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to segments was based on the relative fair values of expected future cash flows.
The Company recognized acquisition-related costs of $53.6 and $79.4 during the three months ended September 30, 2017 and 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
ghd Acquisition
On November 21, 2016, the Company completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited which held the net assets of ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances, pursuant to a sale and purchase agreement. The ghd acquisition further strengthens the Company’s professional hair category and is included in the Professional Beauty segment’s results after the acquisition date. The total cash consideration paid net of acquired cash and cash equivalents was £430.2 million, the equivalent of $531.5, at the time of closing.
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

The following table summarizes the estimated allocation of the purchase price to the net assets of ghd as of the November 21, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.1	$—	$7.1
Inventories	79.6	—	79.6
Property, plant and equipment	10.0	—	10.0	3 - 10
Goodwill	174.4	(4.1)	170.3	Indefinite
Indefinite-lived other intangibles assets	163.8	—	163.8	Indefinite
Customer relationships	36.6	—	36.6	11 - 24
Technology	146.6	—	146.6	11 - 16
Other net working capital	(16.6)	4.1	(12.5)
Net other assets	0.9	—	0.9
Deferred tax liability, net	(63.9)	—	(63.9)
Total purchase price	$538.5	$—	$538.5

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2018 to account for an increase in the estimated other net working capital of $4.1 as of the November 21, 2016 acquisition date. This adjustment is offset against Goodwill.
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels. Goodwill of $49.0, $42.0 and $79.3 is allocated to Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the ghd acquisition.
The Company recognized acquisition-related costs of $0.3 and $1.3 during the three months ended September 30, 2017 and 2016, respectively, which are included in Acquisition-related costs in the Condensed Consolidated Statements of Operations.
Younique Acquisition
On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”) which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and debt assumed, and an additional payment of $7.5 for working capital adjustments paid in the three months ended September 30, 2017. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $607.5 of cash consideration. Younique strengthens the Consumer Beauty division’s product offerings. The Company accounts for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The preliminary fair values are substantially complete with the exception of inventories, accrued expenses, taxes and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table summarizes the estimated allocation of the purchase price to the net assets of Younique as of the February 1, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value adjusted	Estimated useful life (in years)
Cash and cash equivalents	$17.5	$—	$17.5
Inventories	88.1	—	88.1
Property, plant and equipment	67.1	—	67.1	3 - 7
Goodwill	575.3	0.8	576.1	Indefinite
Trademark — finite	123.0	—	123.0	20
Product formulations	0.6	—	0.6	5
Customer relationships	197.0	—	197.0	7 - 10
Other net working capital	(27.7)	(0.8)	(28.5)
Short-term and long-term debt	(1.2)	—	(1.2)
Total equity value	1,039.7	—	1,039.7

Redeemable noncontrolling interest	415.9	—	415.9
Net cash and debt acquired	16.3	—	16.3
Total purchase price	$607.5	$—	$607.5

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2018 to account for a decrease in the estimated other net working capital of $0.8 as of the February 1, 2017 acquisition date. This adjustment is offset against Goodwill.
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from certain manufacturing and supply chain cost savings. Goodwill of $95.0, $421.1 and $60.0 is allocated to Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Younique acquisition.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business and Younique (the “Pro Forma Acquisitions”) as though the companies had been combined on July 1, 2015. The three months ended September 30, 2016 include pro forma adjustments for all the Pro Forma Acquisitions.
The pro forma adjustments include incremental amortization of intangible assets and depreciation of property, plant and equipment, based on allocated fair values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Pro Forma Acquisitions had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended September 30, 2016 is as follows:

Three Months Ended September 30,
2016 (a)
Pro forma Net revenues	$2,189.6
Pro forma Net income (loss)	(47.1)
Pro forma Net income (loss) attributable to Coty Inc.	(55.7)
Pro forma Net income (loss) attributable to Coty Inc. per common share:
Basic	$(0.07)
Diluted	$(0.07)

(a) For the three months ended September 30, 2016, the pro forma information excluded $181.1 of non-recurring acquisition-related costs.

5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $54.1 and $81.5 for the three months ended September 30, 2017 and 2016, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations.

6. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2017 and 2016 are presented below:

	Three Months Ended September 30,
	2017	2016
Global Integration Activities	$9.8	$—
Acquisition Integration Program	—	3.2
Other Restructuring	1.4	4.2
Total	$11.2	$7.4
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company anticipates that it will incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).

Of the expected costs, the Company has incurred cumulative restructuring charges of $374.0 related to approved initiatives through September 30, 2017, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	0.4	8.0	—	1.4	9.8
Cumulative through September 30, 2017	$334.3	$30.4	$4.6	$4.7	$374.0
Over the next two fiscal years, the Company expects to incur approximately $150.0 of additional restructuring charges pertaining to the approved actions.  Of the $150.0 of additional restructuring charges, the Company currently anticipates spending equal amounts related to employee termination benefits, fixed asset write-offs, contract terminations, and other costs to exit facilities and relocate employees.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$310.8	$14.9	$2.8	$328.5
Restructuring charges	3.9	8.0	1.4	13.3
Payments	(39.5)	(2.9)	(1.2)	(43.6)
Changes in estimates	(3.5)	—	—	(3.5)
Effect of exchange rates	13.5	0.1	0.2	13.8
Balance—September 30, 2017	$285.2	$20.1	$3.2	$308.5
The Company currently estimates that the total remaining accrual of $308.5 will result in cash expenditures of approximately $172.5, $134.3 and $1.7 in fiscal 2018, 2019 and thereafter, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of Bourjois (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and were substantially completed during fiscal 2017 with cash payments continuing through fiscal 2020. The Company incurred $59.9 of restructuring costs life-to-date as of September 30, 2017, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$24.8	$1.5	$4.1	$30.4
Restructuring charges	—	—	—	—
Payments	(9.2)	—	(0.6)	(9.8)
Changes in estimates	—	—	—	—
Non-cash utilization	—	—	—	—
Effect of exchange rates	0.8	—	0.1	0.9
Balance—September 30, 2017	$16.4	$1.5	$3.6	$21.5
The Company currently estimates that the total remaining accrual of $21.5 will result in cash expenditures of approximately $18.7, $1.4 and $1.4 in fiscal 2018, 2019 and 2020, respectively.
Other Restructuring
The Company executed a number of other restructuring activities during 2013 and 2014, which focused primarily on work-force reductions around a new organizational structure and other productivity initiatives related to the integration of supply chain and selling activities. These programs are substantially completed. The Company incurred expenses of $1.4 and $4.2 during the three months ended September 30, 2017 and 2016, respectively. The related liability balances were $8.3 and $10.1 at September 30, 2017 and June 30, 2017, respectively. The Company currently estimates that the total remaining accrual of $8.3 will result in cash expenditures in fiscal 2018.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company estimates that the remaining accrual of $12.9 at September 30, 2017 will result in cash expenditures of $8.0, $3.3 and $1.6 in fiscal 2018, 2019 and 2020, respectively.

7. INVENTORIES
Inventories as of September 30, 2017 and June 30, 2017 are presented below:

	September 30, 2017	June 30, 2017
Raw materials	$262.3	$256.4
Work-in-process	26.9	33.4
Finished goods	882.8	762.8
Total inventories	$1,172.0	$1,052.6
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2017 and June 30, 2017 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$3,496.8	$4,732.0	$967.5	$9,196.3
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2017	$3,093.1	$4,494.9	$967.5	$8,555.5

Changes during the period ended September 30, 2017:
Measurement period adjustments (a)	(140.3)	223.7	(51.2)	32.2
Foreign currency translation	45.3	86.5	18.5	150.3

Gross balance at September 30, 2017	$3,401.8	$5,042.2	$934.8	$9,378.8
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at September 30, 2017	$2,998.1	$4,805.1	$934.8	$8,738.0

(a) Includes measurement period adjustments in connection with the acquisitions of the P&G Beauty Business, ghd and Younique acquisitions (Refer to Note 4—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2017 and June 30, 2017 are presented below:

	September 30, 2017	June 30, 2017
Indefinite-lived other intangible assets	$3,214.3	$3,186.9
Finite-lived other intangible assets, net	5,279.6	5,238.3
Total Other intangible assets, net	$8,493.9	$8,425.2

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$409.8	$1,696.4	$1,278.5	$3,384.7
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2017	291.0	1,620.5	1,275.4	3,186.9

Changes during the period ended September 30, 2017:
Foreign currency translation	8.0	10.6	8.8	27.4

Gross balance at September 30, 2017	417.8	1,707.0	1,287.3	3,412.1
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at September 30, 2017	$299.0	$1,631.1	$1,284.2	$3,214.3

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2017
License agreements	$3,148.4	$(653.3)	$—	$2,495.1
Customer relationships	1,937.3	(375.0)	(5.5)	1,556.8
Trademarks	1,001.1	(141.0)	—	860.1
Product formulations	389.3	(63.0)	—	326.3
Total	$6,476.1	$(1,232.3)	$(5.5)	$5,238.3
September 30, 2017
License agreements(a)	$3,234.5	$(684.8)	$—	$2,549.7
Customer relationships(a)	1,980.9	(411.7)	(5.5)	1,563.7
Trademarks	1,003.8	(153.4)	—	850.4
Product formulations and technology(a)	387.8	(72.0)	—	315.8
Total	$6,607.0	$(1,321.9)	$(5.5)	$5,279.6

(a) Includes measurement period adjustments in connection with the P&G Beauty Business acquisition during the three months ended September 30, 2017 (Refer to Note 4—Business Combinations).
Amortization expense totaled $78.2 and $21.2, for the three months ended September 30, 2017 and 2016, respectively.

9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

	September 30, 2017	June 30, 2017
Short-term debt	$3.3	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	944.3
Galleria Term Loan B Facility due September 2023	1,000.0	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	1,436.8	810.0
Coty Term Loan A Facility due October 2020	1,773.3	1,792.8
Coty Term Loan A Facility due October 2021	938.4	950.6
Coty Term Loan B Facility due October 2022	1,741.1	1,712.5
Other long-term debt and capital lease obligations	1.4	1.7
Total debt	7,838.6	7,215.6
Less: Short-term debt and current portion of long-term debt	(223.3)	(209.1)
Total Long-term debt	7,615.3	7,006.5
Less: Unamortized debt issuance costs (a)	(63.2)	(67.6)
Less: Discount on Long-term debt	(10.2)	(10.6)
Total Long-term debt, net	$7,541.9	$6,928.3

(a) Consists of unamortized debt issuance costs of $16.2 and $17.5 for the Coty Revolving Credit Facility, $30.9 and $33.2 for the Coty Term Loan A Facility and $10.8 and $11.3 for the Coty Term Loan B Facility as of September 30, 2017 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $2.5 and $2.7 for the Galleria Term Loan A Facility and $2.8 and $3.0 for the Galleria Term Loan B Facility as of September 30, 2017 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.0 and $4.2 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, respectively.
Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Coty Credit Agreement provides for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and other facilities of Coty Inc.
On April 8, 2016, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in loans under the Coty Term Loan A Facility and an additional €325.0 million in loans under the Coty Term Loan B Facility (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to partially repay outstanding balances under the Coty Revolving Credit Facility. The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Coty Term Loan A Facility and Euro denominated portion of the Coty Term Loan B Facility.
On October 28, 2016, the Company entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provides for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in loans (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in loans (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.
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
Galleria Credit Agreement
On October 1, 2016, at the closing of the P&G Beauty Business acquisition, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. In connection with the closing of the P&G Beauty Business acquisition, the Company assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the P&G Beauty Business acquisition, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
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
Interest
The Coty Credit Agreement and Galleria Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:

•	LIBOR of the applicable qualified currency plus the applicable margin; or

•	ABR plus the applicable margin.
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
In the case of the USD portion of the Coty Term Loan B Facility, the applicable margin means 2.50% per annum, in the case of LIBOR loans, and 1.50% per annum, in the case of ABR loans. In the case of the Euro portion of the Coty Term Loan B Facility, the applicable margin means 2.75% per annum, in the case of EURIBOR loans. In the case of the Galleria Term Loan B Facility, the applicable margin means 3.00% per annum, in the case of LIBOR loans, and 2.00% per annum, in the case of ABR loans. With respect to the Galleria Term Loan B Facility, in no event will (i) LIBOR be deemed to be less than 0.75% per annum and (ii) ABR be deemed to be less than 1.75% per annum.
Fair Value of Debt

	September 30, 2017		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Galleria Credit Agreement	$1,944.3	$1,943.9	$1,944.3	$1,944.0
Coty Credit Agreement	5,889.6	5,901.0	5,265.9	5,275.4
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including current portion of long-term debt and excluding capital lease obligations as of September 30, 2017, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$164.5
2019	219.3
2020	219.3
2021	3,070.5
2022	1,550.5
Thereafter	2,609.8
Total	$7,833.9
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

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the most recently ended Test Period (each of the defined terms used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the Debt Agreements).
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the Debt Agreements), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. Following the acquisition of Younique, the Total Net Leverage Ratio applicable for the periods ending September 30, 2017 and December 31, 2017 is 5.95 to 1.00. As of September 30, 2017, the Company was in compliance with all covenants contained within the Debt Agreements.
10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30,
	2017	2016
Interest expense	$67.4	$39.7
Foreign exchange losses, net of derivative contracts	1.0	1.3
Interest income	(2.0)	(0.6)
Total interest expense, net	$66.4	$40.4

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$9.8	$2.0	$0.5	$0.3	$10.3	$2.3
Interest cost	0.2	0.7	3.1	0.6	0.6	0.4	3.9	1.7
Expected return on plan assets	—	(0.5)	(1.9)	(0.3)	—	—	(1.9)	(0.8)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.4)	(1.5)	(1.3)	(1.4)
Amortization of net loss (gain)	(0.2)	0.5	0.3	1.1	—	—	0.1	1.6
Settlement loss recognized	—	3.1	—	—	—	—	—	3.1
Net periodic benefit cost (credit)	$—	$3.8	$11.4	$3.5	$(0.3)	$(0.8)	$11.1	$6.5
12. DERIVATIVE INSTRUMENTS
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) (“AOCI/(L)”) was $45.8 and $23.7 as of September 30, 2017 and June 30, 2017, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2017	2016
Foreign exchange forward contracts	$(0.5)	$0.5
Interest rate swap contracts	0.5	5.1
Net investment hedge	(22.1)	(7.8)
As of September 30, 2017, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective. The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $12.5 and $12.6 as of September 30, 2017 and June 30, 2017, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $1.9.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended September 30,
	2017	2016
Foreign exchange forward contracts:
Net revenues	$0.2	$0.7
Cost of sales	0.1	—
Interest rate swap contracts:
Interest expense	$(0.3)	$(3.5)

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended September 30,
	2017	2016
Selling, general and administrative expenses	$(1.2)	$0.2
Interest expense, net	8.1	(2.1)
Other expense, net	0.2	—
13. EQUITY
Common Stock
As of September 30, 2017, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2017, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 749.4 million.
The Company’s largest stockholder is JAB Cosmetics B.V. (“JABC”), which owns approximately 37% of Coty’s Class A shares as of September 30, 2017. Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the quarter ended September 30, 2017, JABC acquired 2.6 million shares of Class A Common Stock in open market purchases on the New York Stock Exchange. The Company did not receive any proceeds from these stock purchases conducted by JABC.
Preferred Stock
As of September 30, 2017, total authorized shares of preferred stock are 20.0 million. The only class of Preferred Stock that is outstanding as of September 30, 2017 is the Series A Preferred Stock. As of September 30, 2017, total authorized shares of Series A Preferred Stock are 6.5 million and total outstanding shares of Series A Preferred Stock are 4.2 million. As of September 30, 2017, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01 per share. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Series A Preferred Stock were accounted for partially as a liability and partially as equity as of September 30, 2017.
Of the 4.2 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021 and 0.5 million shares vest on February 16, 2022. As of September 30, 2017, the Company classified $1.6 Series A Preferred Stock as equity, and $4.1 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2017, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2017, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
On August 22, 2017, the Company declared a quarterly cash dividend of $0.125 per share, or $94.4 on its Class A Common Stock, restricted stock units (the “RSUs”) and phantom units. Of the $94.4, $93.6 was paid on September 14, 2017 to holders of record of Class A Common Stock on September 1, 2017. The remaining $0.8 is payable upon settlement of the RSUs and phantom units outstanding as of September 1, 2017.

The Company decreased the dividend accrual recorded in a prior period by $0.7 to adjust for the payment of previously accrued dividends on RSUs that vested during the quarter. Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.1 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2017. Total accrued dividends on unvested RSUs and phantom units of $1.0 and $3.2 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2017.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (Loss) on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive (loss) income before reclassifications	—	(22.1)	260.6	0.7	239.2
Net amounts reclassified from AOCI/(L)	(0.1)	—	—	—	(0.1)
Net current-period other comprehensive (loss) income	(0.1)	(22.1)	260.6	0.7	239.1
Balance—September 30, 2017	$12.5	$(45.8)	$239.8	$37.0	$243.5

		Foreign Currency Translation Adjustments
	Gain (Loss) on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	5.7	(7.8)	1.9	2.1	1.9
Net amounts reclassified from AOCI/(L)	2.8	—	—	3.1	5.9
Net current-period other comprehensive (loss) income	8.5	(7.8)	1.9	5.2	7.8
Balance—September 30, 2016	$(20.4)	$(10.3)	$(162.1)	$(39.1)	$(231.9)

14. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense was $8.1 and $5.6 for the three months ended September 30, 2017 and 2016, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2017, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $29.3, $4.0 and $87.5, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 4.20, 2.43 and 3.84 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately 3.4 million RSUs and other share awards during the three months ended September 30, 2017, with a weighted-average grant date fair value per share of $16.37, which vests on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $5.9 and $2.8 for the three months ended September 30, 2017 and 2016, respectively.
Series A Preferred Stock

The Company granted nil shares of Series A Preferred Stock during the three months ended September 30, 2017 and 2016, respectively. The Company recognized share-based compensation expense of $(1.1) and $(0.2) for the three months ended September 30, 2017 and 2016, respectively.
Non-Qualified Stock Options
The Company granted nil non-qualified stock options during the three months ended September 30, 2017. The Company recognized share-based compensation expense of $3.3 and $3.0 for the three months ended September 30, 2017 and 2016, respectively.
15. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted loss per share computations is presented below:

	Three Months Ended September 30,
	2017	2016
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(19.7)	$—
Weighted-average common shares outstanding—Basic	748.6	336.3
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	—	—
Weighted-average common shares outstanding—Diluted	748.6	336.3
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.03)	$—
Diluted	(0.03)	—

(a)
For the three months ended September 30, 2017, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. Due to a net income of nil for the three months ended September 30, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to common stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three months ended September 30, 2017, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. Due to a net income of nil for the three months ended September 30, 2016, outstanding RSUs were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

16. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. The Company has determined such shares to be a Mandatorily Redeemable Financial Instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of September 30, 2017 and June 30, 2017, the liability amounted to $5.4 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $0.7 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities.
Southeast Asian subsidiary
On May 23, 2017, the Company entered into the Sale of Shares and Termination Deed (the “Termination Agreement”) to purchase the remaining 49% noncontrolling interest from the noncontrolling interest holder of a certain Southeast Asian subsidiary for a purchase price of $45.0. Additionally, all remaining retained earnings will be paid out as dividends prior to the purchase. The payment and termination will be effective on June 30, 2019. As a result of the Termination Agreement, the noncontrolling interest balance is recorded as an MRFI. The MRFI balance will be accreted to the redemption value until the effective date of the purchase with changes in the balance being reflected in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2017 and June 30, 2017, the MRFI liability amounted to $52.3 and $49.3, respectively, of which $42.6 and $41.7, respectively, was recorded in Other noncurrent liabilities and $9.7 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities.
Redeemable Noncontrolling Interests
As of September 30, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.0% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.
Younique
The Company accounts for the 40% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 60% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $501.3 and $481.6 as the redeemable noncontrolling interest balances as of September 30, 2017 and June 30, 2017, respectively.
Subsidiary in the United Arab Emirates
On May 31, 2017, the Company and the non-controlling interest holder in the Company’s subsidiary in the United Arab Emirates (“Middle East Subsidiary”) amended the shareholder agreement governing the Company’s Middle East Subsidiary. As of July 1, 2017, the amendment reduced the percentage of the noncontrolling interest holders’ share to 25% in exchange for Coty contributing the brands acquired as part of the P&G Beauty Business acquisition to the joint venture’s portfolio of brands. This resulted in a dilution of the RNCI that resulted in a decrease of the RNCI and an increase of APIC of $17.0.
The Company has the ability to exercise the Call right feature (a “Call right”) for the remaining noncontrolling interest of 25% on July 1, 2028, with such transaction to close on July 1, 2029. In addition to the Call right, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on July 1, 2028, with such transaction to close on July 1, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the stockholder agreement, multiplied by the noncontrolling interest holder’s percentage of stock-holding in the subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Condensed Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the RNCI to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC.
17. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation and administrative and other legal proceedings including regulatory or governmental actions, incidental or related to its business, including consumer class or collective action, personal injury, intellectual property, competition, and advertising claims litigation, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, or cash flows, nor the trading price of the Company’s securities. However, management’s assessment of the Company’s Legal Proceedings, especially those related to the P&G Beauty Business and its other recently completed acquisitions, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such Legal Proceedings will not materially affect its reputation, its business, prospects, financial condition, results of operations, or cash flows, nor the trading price of its securities.

Noncontrolling Interests and Redeemable Noncontrolling Interests
Refer to Note 16—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests for commitments and contingencies related to certain interests the Company holds as of September 30, 2017.
18. SUBSEQUENT EVENTS
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive long-term global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition is expected to further strengthen the Company’s position in the global beauty industry. Total preliminary purchase consideration paid upon closing of the transaction was £185.7 million, the equivalent of $248.3, at the time of closing. The transaction was funded with a combination of cash on hand and available debt facilities.
Credit Agreement Amendment
On November 8, 2017, the Company entered into amendments to the Coty Credit Agreement and the Galleria Credit Agreement, which amended the definition of Adjusted EBITDA. Each amendment allowed for the extension of the period during which certain synergies and cost savings can be incorporated in the financial covenant calculations under the respective agreements.
Quarterly Dividend
On November 9, 2017, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on December 14, 2017 to holders of record of Common Stock as of November 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Fiscal 2017 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements regarding, among other things, our future operations and financial performance, (including our and the beauty industry’s performance), ongoing cost efficiency initiatives, restructuring and business realignment programs, new business initiatives, the timing and presentation of future cost saving plans, our ability to support our planned business operations on a near- and long-term basis, mergers and acquisitions, future dividend payments, divestitures, timing of synergies from and success of the integration of the P&G Beauty Business. These statements are based on certain assumptions and estimates that we consider reasonable and actual results may differ from those contained in any forward looking statements. See “Risk Factors” and “Forward-Looking Statements” in the Fiscal 2017 Form 10-K and this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements, as well as any updates to such report as may be included in subsequent reports we file with the SEC. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Operating and Reportable Segments
On October 1, 2016, we acquired certain assets and liabilities related to The Procter & Gamble Company’s global fine fragrances, salon professional, cosmetics and retail hair color businesses, along with select hair styling brands (the “P&G Beauty Business”). Prior to the acquisition of the P&G Beauty Business, we operated and managed our business as four operating and reportable segments: Fragrances, Color Cosmetics, Skin & Body Care, and the Brazil Acquisition. Following the acquisition of the P&G Beauty Business, we reorganized our business into three divisions: Luxury, Consumer Beauty and Professional Beauty, and we determined that our operating and reportable segments would reflect this new divisional structure. As a result of this change in segment reporting, we retrospectively revised prior period results, by segment, to conform to current period presentation. Certain shared costs and the results of corporate initiatives are managed outside of our three segments by Corporate.
Our organizational structure is product category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has full end-to-end responsibility to optimize the consumers’ beauty experiences in their relevant categories and channels in this new organizational design and translate this into profitable growth.
Our current operating and reportable segments are:
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

We consistently introduce new products and support new and established products through our focus on strategic advertising and merchandising, which we must continuously develop and evolve in response to competitors’ new products and shifting consumer preferences in order to offset the gradual decline of demand for products that are later in their lifecycles. The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. We also continuously evaluate strategic transactions and new brand licenses to enhance our portfolio. On October 2, 2017, we completed the acquisition of the exclusive long-term global license rights for Burberry Beauty luxury fragrances, cosmetics and skincare, which will be managed within the Luxury division.
We believe our business has attractive opportunities, including the continued growth of our Luxury and Professional Beauty segments. However, in certain categories, our net revenues are declining faster than the category or despite category growth, and we have experienced challenges in our Consumer Beauty segment, including declines in distribution and reduction in shelf space for certain brands. We are focused on addressing those challenges through brand repositioning, innovation, in-store execution and end-to-end digital capabilities. We have also identified our non-core portfolio of brands, representing approximately 6% to 8% of our annual net revenues, and are exploring alternatives for these brands, including divestiture.
We successfully exited all three stages of our transition services agreement with P&G (“TSA exit”). The timing of shipment of orders related to the TSA exit, which benefited our fiscal 2017 fourth quarter net revenues, negatively impacted our first quarter net revenues, however, we expect no further impact going forward. We also instituted new initiatives to deliver meaningful, sustainable expense and cost management results to address increases in our fixed cost base as a combined company.
In connection with the P&G Beauty Business acquisition, we anticipated costs related to restructuring, integrating and optimizing the combined organization (“Global Integration Activities”). Through September 30, 2017, we incurred life-to-date Global Integration Activities expenditures of approximately $900 million and $275 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2020. Further, in connection with the acquisition of the P&G Beauty Business, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and selling, general, and administrative savings through fiscal 2020. We realized cumulative synergies of approximately 20% in fiscal 2017, and we expect to cumulatively generate approximately 50% of the net synergies throughout fiscal 2018, approximately 80% through fiscal 2019 and the full $750 million through fiscal 2020.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2017 As Compared To Three Months Ended September 30, 2016.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Adjusted operating income excludes restructuring costs and business structure realignment programs, amortization, acquisition-related costs and acquisition accounting impacts, asset impairment charges and other adjustments as described below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense as described below and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
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
Basis of Presentation of Acquisitions and Divestitures
We closed the following acquisitions during the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: (i) the P&G Beauty Business during the second quarter of fiscal 2017, (ii) ghd during the second quarter of fiscal 2017 and (iii) Younique during the third quarter of fiscal 2017. In addition, we divested one of our fragrance brands in the third quarter of fiscal 2017 which had an inconsequential impact on our first quarter results.
During the period when we complete an acquisition or divestiture, the financial results of the current period are not comparable to the financial results presented in the prior year period. To maintain a consistent basis between periods, we exclude the financial contribution of the respective brands or businesses that are acquired or divested until we have twelve months of comparable financial results. When used herein, the term “Acquisitions” refers to the financial contributions during the period that are not comparable to the prior period as a result of the acquisitions.

THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016
NET REVENUES
In the three months ended September 30, 2017, net revenues increased greater than 100%, or $1,158.1, to $2,238.3 from $1,080.2 in the three months ended September 30, 2016. The acquisition of the P&G Beauty Business comprised 46% of total net revenues for the quarter and the ghd and Younique acquisitions combined comprised 6% of the total net revenues for the quarter. The acquisition of the P&G Beauty Business was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. The increase in net revenues in the three months ended September 30, 2017 reflects an increase in unit volume of 56%, a positive price and mix impact of 47% and a positive foreign currency exchange translations impact of 4%. Excluding the impacts of the Acquisitions and foreign currency exchange translations, total net revenues in the three months ended September 30, 2017 decreased 2%.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2017	2016	Change %
NET REVENUES
Luxury	$764.4	$449.0	70%
Consumer Beauty	1,043.4	571.9	82%
Professional Beauty	430.5	59.3	> 100%
Total	$2,238.3	$1,080.2	>100%

Luxury
In the three months ended September 30, 2017, net revenues from the Luxury segment increased 70%, or $315.4, to $764.4 from $449.0 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business comprised 39% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were the largest contributors to Luxury net revenues as a result of the acquisition of the P&G Beauty Business. BOSS Bottled and BOSS the Scent were strong contributors for Hugo Boss and Gucci Guilty and Gucci Bloom were strong contributors for Gucci. Excluding the impact of the Acquisitions, net revenues from the Luxury segment increased 5%, or $20.6, to $469.6 in the three months ended September 30, 2017 from $449.0 in the three months ended September 30, 2016, reflecting a positive price and mix impact of 3%, an increase in unit volume of 1% and a positive foreign currency exchange translation impact of 1%. The increase primarily reflects greater net revenues from fragrance and skin care products. Increases in net revenues from fragrance products were driven by: (i) the launch of a Tiffany & Co. fragrance in the first quarter of fiscal 2018 and (ii) higher net revenues from Calvin Klein due to incremental net revenues from Obsessed by Calvin Klein which launched in late fiscal 2017 and higher net revenues from Eternity due to a successful first quarter campaign. These increases in the fragrance category were partially offset by declines in Calvin Klein Euphoria due to an overall decline in sales from existing product lines and declines in existing lines of Chloé due to lower launch activity. Increases in net revenues from skin care products were primarily driven by philosophy due to improvement in U.S. retail channel sales in fiscal 2018.
Consumer Beauty
In the three months ended September 30, 2017, net revenues from the Consumer Beauty segment increased 82%, or $471.5, to $1,043.4 from $571.9 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and Younique comprised 38% and 9%, respectively, of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business, although a reduction in shelf space and declines in certain of these brands negatively impacted our results. Excluding the impact of the Acquisitions, net revenues from the Consumer Beauty segment decreased 4%, or $24.7, to $547.2 in the three months ended September 30, 2017, from $571.9 in the three months ended September 30, 2016. Net revenues for the three months ended September 30, 2017 benefited from a strong contribution from Bourjois, which showed improved performance compared to the three months ended September 30, 2016. Consumer Beauty segment net revenues reflect a decrease in unit volume of 11%, positive price and mix impact of 5% and a positive foreign currency exchange translation impact of 2%. The decrease in net revenues primarily reflects: (i) lower net revenues from Sally Hansen due to a decrease in sales volume as a result of a negative retail nail market trend in the U.S, (ii) lower net revenues from Astor in Germany due to continuing declines in existing product lines and (iii) lower net revenues from Playboy in Europe due to decreased demand.
Professional Beauty
In the three months ended September 30, 2017, net revenues from the Professional Beauty segment increased greater than 100%, or $371.2, to $430.5 from $59.3 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business and ghd comprised 76% and 11%, respectively, of the total net revenues for the segment. The professional product line of Wella hair products was the largest contributor to net revenues as a result of the P&G Beauty Business acquisition, reflecting the strong performance of the brand. Excluding the impact of the Acquisitions, net revenues from the Professional Beauty segment decreased 1%, or $0.5 to $58.8 in the three months ended September 30, 2017, from $59.3 in the three months ended September 30, 2016, primarily reflecting the following activity related to OPI: (i) a negative price and mix impact of 10% as a result of unfavorable regional, channel and promotional mix and (ii) an increase in unit volume of 9% primarily driven by new GelColor product launches in the U.S. and long wear product lines, partially offset by declines in lacquer products.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Three Months Ended September 30,
(in millions)	2017	2016	Change %
NET REVENUES
North America	$767.6	$343.1	>100%
Europe	964.5	446.9	>100%
ALMEA	506.2	290.2	74%
Total	$2,238.3	$1,080.2	>100%

North America
In the three months ended September 30, 2017, net revenues in North America increased greater than 100%, or $424.5, to $767.6 from $343.1 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in North America remained relatively consistent as compared to prior year reflecting a decline of $1.5, to $341.6 in the three months ended September 30, 2017 from $343.1 in the three months ended September 30, 2016, primarily due to lower net revenues in the U.S. from Sally Hansen due to a decrease in sales volume as a result of negative market trends in the retail nail market in the U.S., in addition to negative market trends in the U.S. color cosmetics market. Decreases in the region were partially offset by a highly successful Tiffany & Co. fragrance launch which showed strong performance in the U.S., during the first quarter of fiscal 2018, as well as increased U.S. net revenues from philosophy. There was no impact from foreign currency exchange translations in North America.
Europe
In the three months ended September 30, 2017, net revenues in Europe increased greater than 100%, or $517.6, to $964.5 from $446.9 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in Europe decreased 1%, or $2.6, to $444.3 in the three months ended September 30, 2017 from $446.9 in the three months ended September 30, 2016, primarily due to: (i) lower net revenues from skin and body care primarily driven by Playboy in Western Europe and (ii) lower net revenues from color cosmetics in Western Europe primarily driven by Astor in Germany. Decreases in the region were partially offset by higher net revenues from fragrances driven by a highly successful Tiffany & Co. fragrance launch during the first quarter of fiscal 2018. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 3%, net revenues in Europe decreased 4%.
ALMEA
In the three months ended September 30, 2017, net revenues in ALMEA increased 74%, or $216.0, to $506.2 from $290.2 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. Excluding the impact of the Acquisitions, net revenues in ALMEA remained relatively consistent as compared to prior year reflecting a decline of $0.5, to $289.7 in the three months ended September 30, 2017 from $290.2 in the three months ended September 30, 2016, primarily due to higher net revenues in Australia from Calvin Klein and the regional travel retail and regional export businesses, partially offset by declines in net revenues in the United Arab Emirates from prestige fragrances and in Latin America from color cosmetics. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 1%, net revenues in ALMEA decreased 1%.
COST OF SALES
In the three months ended September 30, 2017, cost of sales increased 97%, or $429.5, to $874.3 from $444.8 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues decreased to 39.1% in the three months ended September 30, 2017 from 41.2% in the three months ended September 30, 2016, resulting in a gross margin improvement of approximately 210 basis points primarily reflecting the acquisitions of higher margin businesses in fiscal 2017 including the P&G Beauty Business and Younique and continued contribution from our supply chain savings program partially offset by: (i) the negative impact of inventory buyback associated with distributor terminations relating to the acquisition of the P&G Beauty Business, (ii) the negative impact of the revaluation of acquired inventory from the Younique acquisition and (iii) the negative impact of accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities Program.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2017, selling, general and administrative expenses increased greater than 100%, or $712.9, to $1,191.8 from $478.9 in the three months ended September 30, 2016, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 53.2% in the three months ended September 30, 2017 from 44.3% in the three months ended September 30, 2016, or approximately 890 basis points. This increase primarily reflects approximately 590 basis points related to higher administrative costs and approximately 320 basis points related to higher advertising and consumer promotion spending, partially offset by approximately 20 basis points related to lower share-based compensation expenses. The higher administrative costs as a percentage of net revenues is primarily due to compensation costs related to the new organizational structure of the Company as a result of the P&G Beauty Business acquisition, primarily in Professional Beauty division where we acquired a large sales organization to service the salon business. The higher advertising and consumer promotion spending as a percentage of net revenues is primarily due to: (i) the impact of the higher spending ratio for the P&G Beauty Business as compared with the Legacy-Coty business in fiscal 2017, (ii) spending related to new fragrance launches and (iii) increased spending primarily supporting Rimmel, Sally Hansen and Bourjois.

OPERATING INCOME
In the three months ended September 30, 2017, operating income decreased by 38%, or $17.7, to $28.7 from $46.4 in the three months ended September 30, 2016. Operating margin, or operating income as a percentage of net revenues, decreased to 1.3% of net revenues in the three months ended September 30, 2017 as compared to 4.3% in the three months ended September 30, 2016. This margin decline of approximately 300 basis points reflects approximately 890 basis points related to higher selling, general and administrative expenses and approximately 150 basis points related to higher amortization expense, partially offset by approximately 510 basis points related to lower acquisition related costs, approximately 210 basis points related to lower costs of sales, and approximately 20 basis points related to lower restructuring costs.
Operating Income by Segment

	Three Months Ended September 30,		Change %
(in millions)	2017	2016	2017/2016
OPERATING INCOME
Luxury	$56.7	$75.7	(25%)
Consumer Beauty	61.9	53.2	16%
Professional Beauty	(1.7)	16.3	N/A
Corporate	(88.2)	(98.8)	11%
Total	28.7	46.4	(38%)
Luxury
In the three months ended September 30, 2017, operating income for Luxury decreased 25%, or $19.0, to $56.7 from $75.7 in the three months ended September 30, 2016. Operating margin decreased to 7.4% of net revenues in the three months ended September 30, 2017 as compared to 16.9% in the three months ended September 30, 2016, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and amortization expense as a percentage of net revenues.
Consumer Beauty
In the three months ended September 30, 2017, operating income for Consumer Beauty increased 16%, or $8.7, to $61.9 from $53.2 in the three months ended September 30, 2016. Operating margin decreased to 5.9% of net revenues in the three months ended September 30, 2017 as compared to 9.3% in the three months ended September 30, 2016, primarily reflecting higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Professional Beauty
In the three months ended September 30, 2017, operating income for Professional Beauty decreased by greater than 100%, or $18.0, to $(1.7) from $16.3 in the three months ended September 30, 2016. Operating margin decreased to (0.4)% of net revenues in the three months ended September 30, 2017 as compared to 27.5% in the three months ended September 30, 2016, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2017, operating loss for Corporate was $(88.2) compared to $(98.8) in the three months ended September 30, 2016, as described under “Adjusted Operating Income” below.

Adjusted Operating Income by Segment
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to Adjusted Operating Income is presented below, by segment:

	Three Months Ended September 30, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME
Luxury	$56.7	$(33.2)	$89.9
Consumer Beauty	61.9	(26.4)	88.3
Professional Beauty	(1.7)	(18.6)	16.9
Corporate	(88.2)	(88.2)	—
Total	28.7	(166.4)	195.1

	Three Months Ended September 30, 2016
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME
Luxury	$75.7	$(14.9)	$90.6
Consumer Beauty	53.2	(4.3)	57.5
Professional Beauty	16.3	(2.0)	18.3
Corporate	(98.8)	(98.8)	—
Total	46.4	(120.0)	166.4

(a)
See “Reconciliation of Reported Operating Income to Adjusted Operating Income” under “Adjusted Operating Income for Coty Inc.” below for a description on adjustments to operating income. All adjustments are reflected in Corporate, except for Amortization expense which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
A reconciliation of reported operating income to Adjusted Operating Income is presented below, for Coty Inc.:

	Three Months Ended September 30,		Change %
(in millions)	2017	2016	2017/2016
Reported Operating Income	$28.7	$46.4	(38%)
% of Net revenues	1.3%	4.3%
Amortization expense	78.2	21.2	>100%
Costs related to acquisition activities	57.6	83.3	(31%)
Restructuring and other business realignment costs	30.6	12.4	>100%
Pension settlement charges	—	3.1	(100%)
Total adjustments to reported Operating income	166.4	120.0	39%
Adjusted operating income	$195.1	$166.4	17%
% of Net revenues	8.7%	15.4%
In the three months ended September 30, 2017, adjusted operating income increased 17%, or $28.7, to $195.1 from $166.4 in the three months ended September 30, 2016. Adjusted operating margin decreased to 8.7% of net revenues in the three months ended September 30, 2017 from 15.4% in the three months ended September 30, 2016, driven by approximately 940.0 basis points related to higher adjusted selling, general and administrative expenses partially offset by approximately 280.0 basis points related to lower adjusted cost of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 18%.

Amortization Expense
In the three months ended September 30, 2017, amortization expense increased to $78.2 from $21.2 in the three months ended September 30, 2016 primarily as a result of the Acquisitions. In the three months ended September 30, 2017, amortization expense of $33.2, $26.4, and $18.6 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended September 30, 2016, amortization expense of $14.9, $4.3, and $2.0 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Costs Related to Acquisition Activities
In the three months ended September 30, 2017, we incurred $57.6 of costs related to acquisition activities. We recognized Acquisition-related costs of $54.1, included in the Condensed Consolidated Statements of Operations. These costs were primarily incurred in connection with the acquisition of P&G Beauty Business. These costs include amounts paid for external consulting fees and internal costs for converting the data received from P&G during the transition period to satisfy the Company’s internal and external financial reporting, regulatory and other requirements, as well as legal, accounting, and valuation services, and fees paid directly to P&G. We also incurred $3.5 in Cost of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of Younique in the Condensed Consolidated Statements of Operations.
In the three months ended September 30, 2016, we incurred $83.3 of costs related to acquisition activities. We recognized Acquisition-related costs of $81.5, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $1.8 of costs related to other acquisition activities, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
In the three months ended September 30, 2017, we incurred restructuring and other business structure realignment costs of $30.6, as follows:

•	We incurred restructuring costs of $11.2 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $19.4 primarily related to our Global Integration Activities. This amount includes $10.5 of amounts reported in Cost of sales and $8.9 of amounts reported in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2016, we incurred restructuring and other business structure realignment costs of $12.4, as follows:

•	We incurred restructuring costs of $7.4 primarily related to Organizational Redesign and Acquisition Integration Program costs, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $5.0 primarily related to our Organizational Redesign and certain other programs, included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Pension settlement charges
In the three months ended September 30, 2017, there were no pension settlement charges.
In the three months ended September 30, 2016, we incurred charges of $3.1 in connection with a partial settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The partial settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016. The settlement charge of $3.1, for the three months ended September 30, 2016, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
INTEREST EXPENSE, NET
In the three months ended September 30, 2017, Interest expense, net was $66.4 as compared with $40.4 in the three months ended September 30, 2016. This increase is primarily a result of higher average debt balances due to the assumption of debt under the Galleria Credit Agreement and the financings of the acquisitions of ghd and Younique. The average debt balance in the three months ended September 30, 2017 increased to approximately $7,400 from $4,300 in the three months ended September 30, 2016. The average interest rates related to our debt financing increased to 3.7% in the three months ended September 30, 2017 from 3.6% in three months ended September 30, 2016.

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2017 and 2016 was 61.1% and (108.5%) respectively. The increase in the effective tax rate as compared to the same period in fiscal 2017 is primarily the result of the relative mix of income and losses within the tax jurisdictions in which the Company operates. The negative effective tax rate for the three months ended September 30, 2016 was primarily a result of ongoing operating losses in the U.S. that did not result in a full tax benefit due to a valuation allowance.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income (Loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$(41.4)	$(25.3)	61.1%	$4.7	$(5.1)	(108.5%)
Adjustments to reported Operating income (a) (b)	166.4	59.6		120.0	42.6
Adjustments to Interest expense (b) (c)	—	—		1.4	0.5
Adjusted Income before income taxes	$125.0	$34.3	27.4%	$126.1	$38.0	30.1%

(a)	See “Reconciliation of Reported Operating Income to Adjusted Operating Income” under “Adjusted Operating Income”.

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
The adjusted effective tax rate was 27.4% for the three months ended September 30, 2017 compared to 30.1% for the three months ended September 30, 2016. The differences were primarily due to the expiration of foreign statutes of limitation and jurisdictions with different statutory rates.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net (loss) attributable to Coty Inc. was $(19.7) in the three months ended September 30, 2017 as compared to $0.0 in the three months ended September 30, 2016. This decrease primarily reflects lower operating income and higher interest expense partially offset by a tax benefit in the three months ended September 30, 2017.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Change %
(in millions)	2017	2016	2017/2016
Reported Net (Loss) Attributable to Coty Inc.	$(19.7)	$—	N/A
% of Net revenues	(0.9%)	—%
Adjustments to reported Operating income (a)	166.4	120.0	39%
Adjustments to Interest expense (b)	—	1.4	(100%)
Adjustments to noncontrolling interest expense (c)	(10.8)	—	N/A
Change in tax provision due to adjustments to reported Net Income (Loss) Attributable to Coty Inc.	(59.6)	(43.1)	(38%)
Adjusted net income attributable to Coty Inc.	$76.3	$78.3	(3%)
% of Net revenues	3.4%	7.2%
Per Share Data
Adjusted weighted-average common shares (d)
Basic	748.6	336.3
Diluted	752.3	342.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.10	$0.23
Diluted	0.10	0.23

(a)	See “Reconciliation of Reported operating income to Adjusted operating income.”

(b)
In the three months ended September 30, 2016, the amount represents a net loss of $1.4 incurred in connection with the Hypermarcas Brands and subsequent intercompany loans, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

(c)
The amounts represent the impact of non-GAAP adjustments to Net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

(d)
In the three months ended September 30, 2017 and the three months ended September 30, 2016, using the treasury stock method, the number of adjusted diluted common shares to calculate non-GAAP adjusted diluted net income per common share was four million shares higher than the number of common shares used to calculate GAAP diluted net loss per common share, due to the potentially dilutive effect of certain securities issuable under our share-based compensation plans, which were considered anti-dilutive for calculating GAAP diluted net loss per common share.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2017, we had cash and cash equivalents of $919.2 compared with $535.4 as of June 30, 2017.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments.
As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt
The balances consisted of the following as of September 30, 2017 and June 30, 2017, respectively:

	September 30, 2017	June 30, 2017
Short-term debt	$3.3	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	944.3	944.3
Galleria Term Loan B Facility due September 2023	1,000.0	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	1,436.8	810.0
Coty Term Loan A Facility due October 2020	1,773.3	1,792.8
Coty Term Loan A Facility due October 2021	938.4	950.6
Coty Term Loan B Facility due October 2022	1,741.1	1,712.5
Other long-term debt and capital lease obligations	1.4	1.7
Total debt	7,838.6	7,215.6
Less: Short-term debt and current portion of long-term debt	(223.3)	(209.1)
Total Long-term debt	7,615.3	7,006.5
Less: Unamortized debt issuance costs (a)	(63.2)	(67.6)
Less: Discount on Long-term debt	(10.2)	(10.6)
Total Long-term debt, net	$7,541.9	$6,928.3

(a) Consists of unamortized debt issuance costs of $16.2 and $17.5 for the Coty Revolving Credit Facility, $30.9 and $33.2 for the Coty Term Loan A Facility and $10.8 and $11.3 for the Coty Term Loan B Facility as of September 30, 2017 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $2.5 and $2.7 for the Galleria Term Loan A Facility and $2.8 and $3.0 for the Galleria Term Loan B Facility as of September 30, 2017 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.0 and $4.2 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, respectively.
Coty Credit Agreement
On October 27, 2015, we entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provides for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which includes up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and other facilities of Coty Inc.
On April 8, 2016, we entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provides for an additional €140.0 million in loans under the Coty Term Loan A Facility and an additional €325.0 million in loans under the Coty Term Loan B Facility (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to partially repay outstanding balances under the Coty Revolving Credit Facility. The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans are substantially the same as the respective existing Coty Term Loan A Facility and Euro denominated portion of the Coty Term Loan B Facility.
On October 28, 2016, we entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provides for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in loans (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in loans (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.

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
Galleria Credit Agreement
On October 1, 2016, at the closing of the P&G Beauty Business acquisition, we assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provides for senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. In connection with the closing of the P&G Beauty Business acquisition, we assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the P&G Beauty Business acquisition, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
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
Interest
The Coty Credit Agreement and Galleria Credit Agreement facilities will bear interest at rates equal to, at our option, either:

•	LIBOR of the applicable qualified currency plus the applicable margin; or

•	ABR plus the applicable margin.
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
In the case of the USD portion of the Coty Term Loan B Facility, the applicable margin means 2.50% per annum, in the case of LIBOR loans, and 1.50% per annum, in the case of ABR loans. In the case of the Euro portion of the Coty Term Loan B Facility, the applicable margin means 2.75% per annum, in the case of EURIBOR loans. In the case of the Galleria Term Loan B Facility, the applicable margin means 3.00% per annum, in the case of LIBOR loans, and 2.00% per annum, in the case of ABR loans. With respect to the Galleria Term Loan B Facility, in no event will (i) LIBOR be deemed to be less than 0.75% per annum and (ii) ABR be deemed to be less than 1.75% per annum.
Debt Maturities Schedule
Our aggregate maturities of long-term debt, including current portion of long-term debt and excluding capital lease obligations as of September 30, 2017, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$164.5
2019	219.3
2020	219.3
2021	3,070.5
2022	1,550.5
Thereafter	2,609.8
Total	$7,833.9
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

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the most recently ended Test Period (each of the defined terms used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the Debt Agreements).
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the Debt Agreements), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. Following the acquisition of Younique, the Total Net Leverage Ratio applicable for the periods ending September 30, 2017 and December 31, 2017 is 5.95 to 1.00. As of September 30, 2017, we were in compliance with all covenants contained within the Debt Agreements.
Cash Flows

	Three Months Ended September 30,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash used in operating activities	$(8.9)	$(15.0)
Net cash used in investing activities	(116.0)	(86.8)
Net cash provided by financing activities	492.4	131.4
Net cash used in operating activities
 Net cash used in operating activities was $(8.9) and $(15.0) for the three months ended September 30, 2017 and 2016, respectively. The decrease in cash outflows of $6.1 was primarily due to an increase of cash related net income of $103.2, offset by an increase in cash outflow related to working capital of $123.8 as a result of the P&G Beauty Business acquisition.
Net cash used in investing activities
Net cash used in investing activities was $(116.0) and $(86.8) for the three months ended September 30, 2017 and 2016, respectively. The increase in cash outflows of $29.2 is primarily due to $24.6 of higher cash payments for capital projects and $7.5 of net working capital adjustments from the Younique acquisition that were previously accrued for and paid this fiscal quarter.
Net cash provided by financing activities

Net cash provided by financing activities was $492.4 and $131.4 for the three months ended September 30, 2017 and 2016, respectively. The increase in cash inflows of $361.0 was primarily due to net proceeds of $343.4 in revolving loan facilities to fund current period operating activities, offset by repayments of term loans of $12.7. In addition, there was a decrease in cash outflow due to no activity in repurchases of Class A Common Stock held as Treasury Stock in the current year, compared to $36.3 in the prior period.
Dividends
On August 22, 2017, we declared a quarterly cash dividend of $0.125 per share, or $94.4 on our Class A Common Stock, restricted stock units (the “RSUs”) and phantom units. Of the $94.4, $93.6 was paid on September 14, 2017 to holders of record of Class A Common Stock on September 1, 2017. The remaining $0.8 is payable upon settlement of the RSUs and phantom units outstanding as of September 1, 2017. As may be declared by the Board of Directors, we anticipate issuing future dividends on a quarterly basis.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, and general market conditions. For the three months ended September 30, 2017, we did not repurchase any shares of our Class A Common Stock. As of September 30, 2017, we had $396.8 remaining under the Incremental Repurchase Program.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. We have determined such shares to be a Mandatorily Redeemable Financial Instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of September 30, 2017 and June 30, 2017, the liability amounted to $5.4 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $0.7 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities.
Southeast Asian subsidiary
On May 23, 2017, we entered into the Sale of Shares and Termination Deed (the “Termination Agreement”) to purchase the remaining 49% noncontrolling interest from the noncontrolling interest holder of a certain Southeast Asian subsidiary for a purchase price of $45.0. Additionally, all remaining retained earnings will be paid out as dividends prior to the purchase. The payment and termination will be effective on June 30, 2019. As a result of the Termination Agreement, the noncontrolling interest balance is recorded as an MRFI. The MRFI balance will be accreted to the redemption value until the effective date of the purchase with changes in the balance being reflected in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2017 and June 30, 2017, the MRFI liability amounted to $52.3 and $49.3, respectively, of which $42.6 and $41.7, respectively, was recorded in Other noncurrent liabilities and $9.7 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities.
Redeemable Noncontrolling Interests
As of September 30, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.0% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.
Younique
We account for the 40% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 60% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. We recognized $501.3 and $481.6 as the redeemable noncontrolling interest balances as of September 30, 2017 and June 30, 2017, respectively.

Subsidiary in the United Arab Emirates
On May 31, 2017, we, along with the non-controlling interest holder in our subsidiary in the United Arab Emirates (“Middle East Subsidiary”) amended the shareholder agreement governing our Middle East Subsidiary. As of July 1, 2017, the amendment reduced the percentage of the noncontrolling interest holders’ share to 25% in exchange for our contribution of the brands acquired as part of the P&G Beauty Business acquisition to the joint venture’s portfolio of brands. This resulted in a dilution of the RNCI that resulted in a decrease of the RNCI and an increase of APIC of $17,000,000.0.
We have the ability to exercise the Call right feature (a “Call right”) for the remaining noncontrolling interest of 25% on July 1, 2028, with such transaction to close on July 1, 2029. In addition to the Call right, the noncontrolling interest holder has the right to sell the noncontrolling interest to us on July 1, 2028, with such transaction to close on July 1, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the stockholder agreement, multiplied by the noncontrolling interest holder’s percentage of stock-holding in the subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of our control and is recorded in the Condensed Consolidated Balance Sheets at the estimated redemption value. We adjust the RNCI to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.4 and $5.5 as of September 30, 2017 and June 30, 2017, respectively. We consider these letters of credit to be immaterial to the business.
Contractual Obligations
Our principal contractual obligations and commitments as of September 30, 2017 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. For the three months ended September 30, 2017, there have been no material changes in our contractual obligations outside the ordinary course of business.

Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue Recognition

•	Goodwill, Other Intangible Assets and Long-Lived Assets

•	Business Combinations

•	Inventory

•	Pension Benefit Costs

•	Income Taxes

•	Redeemable noncontrolling interests
As of September 30, 2017, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2017 Form 10-K.
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our future operations and financial performance (including our and the beauty industry’s performance), ongoing cost efficiency, restructuring and business realignment programs, new business initiatives, the timing and presentation of future cost saving plans, our ability to support our planned business operations on a near- and long-term basis, mergers and acquisitions, future dividend payments, divestitures, timing of synergies from and success of the integration of the P&G Beauty Business. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable and are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from such statements, including:

•
our ability to achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic transactions, including our joint ventures and recent acquisitions, within the expected time frame or at all;

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, purchase price allocations, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, pension expense and the fair value of acquired assets and liabilities associated with acquisitions;

•	managerial, integration, operational, regulatory, legal and financial risks, including management of cash flows, and expenses associated with our strategic transactions and internal reorganizations;

•
the continued integration of the P&G Beauty Business with our business, operations, systems, financial data and culture and the ability to realize synergies, reduce costs and realize other potential efficiencies and benefits (including through the Company’s restructuring and business realignment programs) at the levels and at the costs and within the time frames currently contemplated or at all;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any relaunched or rebranded products, execution of new launches, and the anticipated costs associated with such relaunches and rebrands;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution channels (including to digital channels) and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products;

•	changes in law, regulations and policies and/or the enforcement thereof that affect our business, operations or its products;

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

•	our dependence on certain licenses (especially in the Luxury division), entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•	global political and/or economic uncertainties or disruptions, including the impact of Brexit and the new U.S. administration;

•	the number, type, outcomes (by judgment, order or settlement) and costs of legal, tax, regulatory or administrative proceedings, and/or litigation;

•	our ability to manage seasonal and other variability and to anticipate future business trends and needs;

•
disruptions in operations, including due to disruptions in supply chain, restructurings, manufacturing or information technology systems, labor disputes, natural disasters and consolidation of our legal entities, supply chain, footprint and information technology systems;

•	restrictions imposed on us through our license agreements and credit facilities and changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, inability to control the quality or level of detail of financial data provided by third parties, and our failure to comply with any privacy or data security laws or to protect against theft of customer, employee and corporate sensitive information;

•	our ability to attract and retain key personnel, including during times of integration, transition and restructurings;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, “including without limitation”. More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” and “—Management’s Discussion and Analysis

of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other periodic reports we have filed and may file with the SEC from time to time.

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

Industry, Ranking and Market Data
Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the market in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third-party sources widely available to the public such as independent industry publications, government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third-party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we generally believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2018” refer to the fiscal year ending June 30, 2018. Any reference to a year not preceded by “fiscal” refers to a calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2017 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. As permitted by SEC guidance for newly acquired businesses, this evaluation did not include an assessment of those disclosure controls and procedures that are subsumed by, and did not include an assessment of internal control over financial reporting as it relates to, the P&G Beauty Business, ghd, and Younique, which were acquired on October 1, 2016, November 21, 2016 and February 1, 2017, respectively. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as described below, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisitions of the P&G Beauty Business, ghd, and Younique on October 1, 2016, November 21, 2016 and February 1, 2017, respectively. Collectively, the P&G Beauty Business, ghd and Younique accounted for 47% of our total assets as of September 30, 2017 and 52% of our total net sales for the three months ended September 30, 2017. As part of our ongoing integration of the P&G Beauty Business, ghd and Younique we are continuing to incorporate our controls and procedures into these subsidiaries and to augment our company-wide controls to reflect the risks inherent in these acquisitions.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings including regulatory or governmental actions, incidental or related to our business, including consumer class or collective action, personal injury, intellectual property, competition, and advertising claims litigation, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such Legal Proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part II, Item 1A under the heading “Risk Factors” of our 10-K for the fiscal year period ended June 30, 2017. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JAB that settled during the fiscal quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
July 1, 2017 - July 31, 2017	—	—	—	—
August 1, 2017 - August 31, 2017	2,600,000.0	$16.30	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	2,600,000.0	$16.30	—	—

(a) Excludes fees and commissions.

Item 5. Other Information.
On November 8, 2017, the Company entered into Amendment No. 3 to Credit Agreement, which amended the definition of Adjusted EBITDA under the Coty Credit Agreement, and Amendment No. 1 to Credit Agreement, which amended the definition of Adjusted EBITDA under the Galleria Credit Agreement. Each amendment allowed for the extension of the period during which certain synergies and cost savings can be incorporated in the financial covenant calculations under the respective agreements.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
10.1		Offer Letter, dated as of September 4, 2017 between Daniel Ramos and the registrant
10.2
Amendment No. 3 to Credit Agreement, dated as of November 8, 2017, among Coty Inc., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.3
Amendment No. 1 to Credit Agreement, dated as of November 8, 2017, among Galleria Co., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

COTY INC.

Date: November 9, 2017	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)