Form 10-Q
period 2017-12-31
COTY INC.
filed 2018-02-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017
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
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At February 1, 2018, 749,864,475 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net revenues	$2,637.6	$2,296.7	$4,875.9	$3,376.9
Cost of sales	1,025.0	892.3	1,899.3	1,337.1
Gross profit	1,612.6	1,404.4	2,976.6	2,039.8
Selling, general and administrative expenses	1,319.9	1,170.2	2,511.7	1,649.1
Amortization expense	89.6	95.2	167.8	116.4
Restructuring costs	21.7	15.8	32.9	23.2
Acquisition-related costs	7.0	135.9	61.1	217.4
Operating income (loss)	174.4	(12.7)	203.1	33.7
Interest expense, net	60.3	57.9	126.7	98.3
Other expense (income), net	3.4	(0.6)	7.1	0.7
Income (loss) before income taxes	110.7	(70.0)	69.3	(65.3)
Benefit for income taxes	(7.9)	(122.1)	(33.2)	(127.2)
Net income	118.6	52.1	102.5	61.9
Net (loss) income attributable to noncontrolling interests	(1.9)	2.5	(4.1)	10.7
Net income attributable to redeemable noncontrolling interests	11.3	2.8	17.1	4.4
Net income attributable to Coty Inc.	$109.2	$46.8	$89.5	$46.8
Net income attributable to Coty Inc. per common share:
Basic	$0.15	$0.06	$0.12	$0.09
Diluted	0.15	0.06	0.12	0.09
Weighted-average common shares outstanding:
Basic	749.6	746.6	749.1	539.8
Diluted	752.7	752.4	752.5	545.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$118.6	$52.1	$102.5	$61.9
Other comprehensive income:
Foreign currency translation adjustment	32.0	(90.4)	271.1	(96.3)
Net unrealized derivative gains on cash flow hedges, net of taxes of $(3.9) and $(8.8), and $(4.0) and $(8.7) during the three and six months ended, respectively	7.4	33.4	7.3	41.9
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $(5.0), and $0.0 and $(5.8) during the three and six months ended, respectively	0.9	4.9	1.6	10.1
Total other comprehensive income (loss), net of tax	40.3	(52.1)	280.0	(44.3)
Comprehensive income	158.9	—	382.5	17.6
Comprehensive (loss) income attributable to noncontrolling interests:
Net (loss) income	(1.9)	2.5	(4.1)	10.7
Foreign currency translation adjustment	(0.1)	(0.5)	0.5	(0.5)
Total comprehensive (loss) income attributable to noncontrolling interests	(2.0)	2.0	(3.6)	10.2
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	11.3	2.8	17.1	4.4
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	11.3	2.8	17.1	4.4
Comprehensive income (loss) attributable to Coty Inc.	$149.6	$(4.8)	$369.0	$3.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$400.1	$535.4
Restricted cash	25.6	35.3
Trade receivables—less allowances of $90.6 and $58.5, respectively	1,743.9	1,470.3
Inventories	1,155.3	1,052.6
Prepaid expenses and other current assets	554.3	487.9
Total current assets	3,879.2	3,581.5
Property and equipment, net	1,647.3	1,632.1
Goodwill	8,864.9	8,555.5
Other intangible assets, net	8,550.7	8,425.2
Deferred income taxes	199.1	72.6
Other noncurrent assets	304.4	281.3
TOTAL ASSETS	$23,445.6	$22,548.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,758.6	$1,732.1
Accrued expenses and other current liabilities	2,007.3	1,796.4
Short-term debt and current portion of long-term debt	295.9	209.1
Income and other taxes payable	94.0	66.0
Total current liabilities	4,155.8	3,803.6
Long-term debt, net	7,145.8	6,928.3
Pension and other post-employment benefits	571.3	549.2
Deferred income taxes	933.9	924.9
Other noncurrent liabilities	572.0	473.4
Total liabilities	13,378.8	12,679.4
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	638.3	551.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 5.2 and 4.2 issued and outstanding, respectively, at December 31, 2017 and June 30, 2017	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 814.8 and 812.9 issued, respectively, and 749.8 and 747.9 outstanding, respectively, at December 31, 2017 and June 30, 2017	8.1	8.1
Additional paid-in capital	10,940.3	11,203.2
Accumulated deficit	(361.4)	(459.2)
Accumulated other comprehensive income	283.9	4.4
Treasury stock—at cost, shares: 65.0 at December 31, 2017 and June 30, 2017	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	9,429.1	9,314.7
Noncontrolling interests	(0.6)	3.0
Total equity	9,428.5	9,317.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$23,445.6	$22,548.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09 (see Note 2)						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Issuance of Preferred Stock	1.0	—
Exercise of employee stock options and restricted stock units			1.9	—	13.7					13.7		13.7
Shares withheld for employee taxes					(3.4)					(3.4)		(3.4)
Share-based compensation expense					17.1					17.1		17.1
Dividends ($0.250 per Common Share)					(188.7)					(188.7)		(188.7)
Net income (loss)						89.5				89.5	(4.1)	85.4	17.1
Other comprehensive income							279.5			279.5	0.5	280.0
Distribution to noncontrolling interests, net										—		—	(31.7)
Dilution of redeemable noncontrolling interest due to additional contribution (See Note 16)					17.0					17.0		17.0	(17.0)
Additional redeemable noncontrolling interests due to employee grants (See Note 16)					(8.3)					(8.3)		(8.3)	8.3
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(110.3)					(110.3)		(110.3)	110.3
BALANCE—December 31, 2017	5.2	$—	814.8	$8.1	$10,940.3	$(361.4)	$283.9	65.0	$(1,441.8)	$9,429.1	$(0.6)	$9,428.5	$638.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Six Months Ended December 31, 2016
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2016	1.7	—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for business combination			409.7	4.1			9,624.5					9,628.6		9,628.6
Issuance of Preferred Stock	1.0	—
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)						—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			1.6	—			13.6					13.6		13.6
Share-based compensation expense							8.9					8.9		8.9
Dividends ($0.40 per common share)							(187.3)					(187.3)		(187.3)
Net income								46.8				46.8	10.7	57.5	4.4
Other comprehensive loss									(43.8)			(43.8)	(0.5)	(44.3)
Distribution to noncontrolling interests, net							—					—		—	(3.5)
Adjustment of redeemable noncontrolling interests to redemption value							2.4					2.4		2.4	(2.4)
Repurchase of redeemable noncontrolling interests															(0.9)
BALANCE—December 31, 2016	2.7	—	812.0	$8.1	—	$—	$11,500.5	$9.8	$(283.5)	65.0	$(1,441.8)	$9,793.1	$17.1	$9,810.2	$70.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102.5	$61.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350.5	230.3
Deferred income taxes	(75.1)	(111.2)
Provision for bad debts	9.0	5.8
Provision for pension and other post-employment benefits	22.2	28.5
Share-based compensation	16.2	9.1
Other	(5.1)	(2.7)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(246.6)	(293.7)
Inventories	(22.2)	103.3
Prepaid expenses and other current assets	(47.6)	22.6
Accounts payable	18.7	322.6
Accrued expenses and other current liabilities	185.6	369.8
Income and other taxes payable	19.5	(59.0)
Other noncurrent assets	(14.9)	11.4
Other noncurrent liabilities	(4.9)	(35.3)
Net cash provided by operating activities	307.8	663.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(232.2)	(198.2)
Payment for business combinations, net of cash acquired	(264.6)	(143.8)
Proceeds from sale of asset	2.8	—
Net cash used in investing activities	(494.0)	(342.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	—	5.6
Repayments of short-term debt, original maturity more than three months	—	(5.8)
Net proceeds (repayments) of short-term debt, original maturity less than three months	71.5	(39.5)
Proceeds from revolving loan facilities	1,437.0	934.4
Repayments of revolving loan facilities	(1,166.4)	(1,384.4)
Proceeds from term loans	—	1,075.0
Repayments of term loans	(95.5)	(55.7)
Dividend payment	(188.1)	(185.8)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	13.7	13.6
Payments for employee taxes related to net settlement of equity awards (see Note 2)	(3.4)	—
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(36.3)
Net proceeds from foreign currency contracts	8.2	14.8
Purchase of additional noncontrolling interests	—	(9.8)
Proceeds from noncontrolling interests	0.2	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(40.0)	(3.5)
Payment of deferred financing fees	(4.0)	(23.4)
Net cash provided by financing activities	33.2	299.2
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8.0	(28.8)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(145.0)	591.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	570.7	372.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$425.7	$964.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$129.4	$79.5
Cash paid during the period for income taxes, net of refunds received	57.5	38.4
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$72.6	$56.2
Non-cash Common Stock issued for business combination	—	9,628.6
Non-cash debt assumed for business combination	—	1,941.8
Non-cash contingent consideration for business combination (see Note 4)	5.0	—

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
The Company’s revenues generally increase during the second fiscal quarter as a result of increased demand associated with the holiday season. Working capital requirements, sales, and cash flows generally experience variability during the three to six months buildup preceding the holiday season. Product innovations, new product launches and the size and timing of certain orders from the Company’s customers may also result in variability. The Company also generally experiences higher sales during its fourth fiscal quarter in its Professional Beauty segment as a result of higher demand prior to the summer holiday season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2017. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2018. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
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
Tax Information
The effective income tax rate for the three months ended December 31, 2017 and 2016 was (7.1)% and 174.4%, respectively, and (47.9)% and 194.8% for the six months ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate as compared to the same periods in fiscal 2017 is primarily the result of (i) the resolution of foreign uncertain tax positions of approximately $43.0 ($41.8 in tax and $1.2 in interest) in the three and six months ended December 31, 2017 and (ii) the release of a valuation allowance of $111.2 in the U.S. in the three and six months ended December 31, 2016 as a result of The Procter & Gamble Company’s (“P&G”) Beauty Business acquisition.
The effective income tax rates vary from the U.S. federal statutory rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. As of January 1, 2018, the

U.S. federal statutory rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower rate will be phased in, resulting in a blended rate of approximately 28% for the fiscal year ending June 30, 2018.
On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act” (“Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, amongst other things, reducing the federal tax rate on U.S. earnings to 21%, implementing a modified territorial tax system and imposing a one-time deemed repatriation tax on historical earnings generated by foreign subsidiaries that have not been repatriated to the U.S.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with the Company’s initial analysis of the impact of the Tax Act, the Company estimates the overall impact to be neutral from both a cash and financial statement perspective for fiscal 2018. The Company expects to fully offset the cash impact of the one-time deemed repatriation tax with tax attributes (e.g., net operating loss carryforwards, foreign tax credits, etc.). The expense in the financial statements as a result of utilizing these tax attributes of approximately $300.0 is expected to be offset by the tax benefit estimated on the revaluation of its deferred taxes of approximately $300.0. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, provisional adjustments were recorded. These provisional estimates may be affected by other elements related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, confirming the amount of foreign earnings that have not been repatriated to the U.S., division of these earnings between cash and non-liquid assets, and validating the amount of tax attributes available.
As the Company finalizes the analysis of the impact of the Tax Act, additional adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The Tax Act requires a U.S. shareholder of a foreign corporation to include in income its global intangible low-taxed income (“GILTI”). In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. As a result of recently released FASB guidance, an entity may choose to recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or an entity can elect to treat GILTI as a period cost and include it in the tax expense of the year it is incurred. As such, the Company has elected to treat the tax on GILTI as a tax expense in the year it is incurred rather than recognizing deferred taxes.
As of December 31, 2017 and June 30, 2017, the gross amount of UTBs was $260.6 and $257.9, respectively. As of December 31, 2017, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $224.0. As of December 31, 2017 and June 30, 2017, the liability associated with UTBs, including accrued interest and penalties, was $231.3 and $154.6, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.0 and $0.8 for the three months ended December 31, 2017 and 2016, respectively, and $2.1 and $1.0 for the six months ended December 31, 2017 and 2016, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017 was $13.0 and $11.7, respectively. On the basis of the information available as of December 31, 2017, it is reasonably possible that a decrease of up to $8.8 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2018, the Company adopted the amended Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The primary impact of the new standard was the recognition of previously unrecognized excess tax benefits as an $8.3 cumulative-effect adjustment to Accumulated deficit as of July 1, 2017 to reflect a modified retrospective application. Prospectively, the excess tax benefits will be recorded as a component of Income tax expense as required, whereas they were previously recorded in Additional paid-in capital (“APIC”). Additionally, the ASU required that $3.4 related to shares withheld for employee taxes to be reported in Cash flows from financing activities for the six months ended December 31, 2017 with an insignificant impact to prior periods.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be recorded. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing pending collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company will adopt the standard on July 1, 2018 using the modified retrospective transition method of adoption. The Company’s preliminary evaluation indicated that the adoption impact is expected to be primarily related to the timing of certain accruals associated with customer incentives and potential reclassifications of certain costs between Selling, general and administrative expenses and expenses recorded as a reduction of revenue resulting from changes in the accounting treatment of store fixtures under the new standard. The Company continues to finalize its assessment of the final impact of this ASU on the Company’s Consolidated Financial Statements and related disclosures.
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

The Company has the following three divisions which represent its operating segments and reportable segments:
Luxury — primarily focused on prestige fragrances, premium skin care and premium cosmetics;
Consumer Beauty — primarily focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care;
Professional Beauty — primarily focused on hair and nail care products for professionals.
Certain revenues and shared costs and the results of corporate initiatives are managed outside of the three segments by Corporate. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes restructuring costs, costs related to acquisition activities and certain other expense items not attributable to ongoing operating activities of the segments.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 8—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2017	2016	2017	2016
Net revenues:
Luxury	$951.2	$835.0	$1,715.6	$1,284.0
Consumer Beauty	1,138.6	1,001.7	2,182.0	1,573.6
Professional Beauty	547.8	460.0	978.3	519.3
Total	$2,637.6	$2,296.7	$4,875.9	$3,376.9
Operating income (loss):
Luxury	$85.1	$66.6	$141.8	$142.7
Consumer Beauty	99.3	62.9	161.2	115.6
Professional Beauty	73.5	83.3	71.8	99.7
Corporate	(83.5)	(225.5)	(171.7)	(324.3)
Total	$174.4	$(12.7)	$203.1	$33.7
Reconciliation:
Operating income (loss)	$174.4	$(12.7)	$203.1	$33.7
Interest expense, net	60.3	57.9	126.7	98.3
Other expense (income), net	3.4	(0.6)	7.1	0.7
Income (loss) before income taxes	$110.7	$(70.0)	$69.3	$(65.3)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2017	2016	2017	2016
Fragrance	40.7%	40.8%	39.1%	42.3%
Color Cosmetics	24.1	24.3	26.3	27.3
Hair Care	24.5	23.8	24.2	16.3
Skin & Body Care	10.7	11.1	10.4	14.1
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

4. BUSINESS COMBINATIONS
P&G Beauty Business Acquisition
On October 1, 2016, the Company acquired the P&G Beauty Business in order to further strengthen the Company’s position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
The Company issued 409.7 million shares of common stock to the former holders of Galleria Co. (“Galleria”) (which held the assets of the P&G Beauty Business) common stock, together with cash in lieu of fractional shares. Coty Inc. is considered to be the acquiring company for accounting purposes.
The Company has finalized the valuation of assets acquired and liabilities assumed for the P&G Beauty Business acquisition. The Company recognized certain measurement period adjustments as disclosed below during the quarter ended September 30, 2017. The measurement period for the P&G Beauty Business acquisition closed at the end of the first quarter of fiscal 2018.
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
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2018. The measurement period adjustments related to Customer relationships, License agreements and Product formulations, collectively, of $20.8, were a result of changes in assumptions that were used at the date of acquisition for valuation purposes including allocation of costs and synergies. The measurement period adjustments related to Property, plant and equipment and Net other assets of ($16.9) and ($33.7), respectively, primarily related to obtaining new facts and circumstances about acquired assets and liabilities that existed at the acquisition date. The decrease to Deferred tax liability, net was primarily a result of the change of the jurisdictional allocation of the tangible and intangible assets. All measurement period adjustments were offset against Goodwill.
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

ghd Acquisition
On November 21, 2016, the Company completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited which held the net assets of ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances. The ghd acquisition further strengthens the Company’s professional hair category and is included in the Professional Beauty segment’s results after the acquisition date. The total cash consideration paid net of acquired cash and cash equivalents was £430.2 million, the equivalent of $531.5, at the time of closing.
The Company has finalized the valuation of assets acquired and liabilities assumed for the ghd acquisition. The Company recognized certain measurement period adjustments as disclosed below during the six months ended December 31, 2017. The measurement period for the ghd acquisition closed on November 21, 2017.
The following table summarizes the allocation of the purchase price to the net assets of ghd as of the November 21, 2016 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.1	$—	$7.1
Inventories	79.6	—	79.6
Property, plant and equipment	10.0	—	10.0	3 - 10
Goodwill	174.4	24.6	199.0	Indefinite
Indefinite-lived other intangible assets	163.8	(14.8)	149.0	Indefinite
Customer relationships	36.6	(2.3)	34.3	11 - 25
Technology	146.6	(17.2)	129.4	11 - 17
Other net working capital	(16.6)	4.7	(11.9)
Net other assets	0.9	(0.9)	—
Deferred tax liability, net	(63.9)	5.9	(58.0)
Total purchase price	$538.5	$—	$538.5

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the first and second quarters of fiscal 2018. The measurement period adjustments related to decreases to Technology, Indefinite-lived other intangible assets and Customer relationships of $17.2, $14.8 and $2.3, respectively, and a decrease to the deferred tax liability of $5.9 were a result of changes in assumptions that were used at the date of acquisition for valuation purposes. The measurement period adjustments related to Other net working capital of $4.7 were a result of obtaining new facts and circumstances about acquired accrued expenses that existed as of the acquisition date. All measurement period adjustments were offset against Goodwill.
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels. Goodwill of $49.0, $42.0 and $108.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the ghd acquisition.
Younique Acquisition
On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”) which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and assumed debt, and an additional payment of $7.5 for working capital adjustments paid in the six months ended December 31, 2017. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $607.5 of cash consideration. Younique strengthens the Consumer Beauty segment’s product offerings. The Company accounts for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The preliminary fair values are substantially complete with the exception of accrued expenses and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the estimated allocation of the purchase price to the net assets of Younique as of the February 1, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$17.5	$—	$17.5
Inventories	88.1	—	88.1
Property, plant and equipment	67.1	—	67.1	3 - 8
Goodwill	575.3	(0.2)	575.1	Indefinite
Trademark — finite	123.0	—	123.0	20
Product formulations	0.6	—	0.6	5
Customer relationships	197.0	—	197.0	7 - 10
Other net working capital	(27.7)	0.2	(27.5)
Short-term and long-term debt	(1.2)	—	(1.2)
Total equity value	1,039.7	—	1,039.7

Redeemable noncontrolling interest	415.9	—	415.9
Net cash and debt acquired	16.3	—	16.3
Total purchase price	$607.5	$—	$607.5

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the first and second quarters of fiscal 2018 to account for an increase in the estimated other net working capital of $0.2 as of the February 1, 2017 acquisition date. This adjustment is offset against Goodwill.
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from certain manufacturing and supply chain cost savings. Goodwill of $95.0, $420.1 and $60.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Younique acquisition.
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition is expected to further strengthen the Company’s position in the global beauty industry. Total purchase consideration, after post-closing adjustments, was £187.1 million, the equivalent of $250.1, at the time of closing. Included in the purchase price was cash consideration of £183.3 million, the equivalent of $245.1, at the time of closing, in addition to £3.8 million, the equivalent of $5.0, of estimated contingent consideration, at the time of closing.
The future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the contingent consideration payable is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of the assets and liabilities assumed from the Burberry Beauty Business acquisition. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

The following table summarizes the estimated allocation of the purchase price to the net assets of the Burberry Beauty Business as of the October 2, 2017 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Inventories	$55.1
Property, plant and equipment	5.8	1 - 3
License and distribution rights	129.7	3 - 15
Goodwill	68.2	Indefinite
Net other liabilities	(8.7)
Total purchase price	$250.1
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels.
For the three and six months ended December 31, 2017, Net revenues and Net income of the Burberry Beauty Business included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $8.2 and $(9.8), respectively.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business and Younique (the “Pro Forma Acquisitions”) as though the companies had been combined on July 1, 2015. The three and six months ended December 31, 2016 include pro forma adjustments for all of the Pro Forma Acquisitions.
The pro forma adjustments include incremental amortization of intangible assets and depreciation of property, plant and equipment, based on allocated fair values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Pro Forma Acquisitions had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three and six months ended December 31, 2016 is as follows:

	Three Months Ended December 31,	Six Months Ended December 31,
	2016 (a)	2016 (a)
Pro forma Net revenues	$2,394.6	$4,584.2
Pro forma Net income (loss)	123.9	8.5
Pro forma Net income (loss) attributable to Coty Inc.	118.6	(6.0)
Pro forma Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.16	$(0.01)
Diluted	$0.16	$(0.01)

(a) The pro forma information for the three months ended December 31, 2016 excluded $134.9 of non-recurring acquisition-related costs and excluded $36.5 of amortization of inventory step up. The pro forma information for the six months ended December 31, 2016 excluded $316.6 of non-recurring acquisition-related costs and excluded $36.5 of amortization of inventory step up.

5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $7.0 and $135.9 for the three months ended December 31, 2017 and 2016, respectively, and $61.1 and $217.4 for the six months ended December 31, 2017 and 2016, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations. Acquisition-related costs incurred during the three months ended December 31, 2017 and 2016 were primarily related to the Burberry Beauty Business and P&G Beauty Business acquisitions, respectively. Acquisition-related costs incurred during both the six months ended December 31, 2017 and 2016 were primarily related to the P&G Beauty Business acquisition.

6. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2017 and 2016 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Global Integration Activities	$27.1	$13.6	$36.9	$13.6
Acquisition Integration Program	(3.3)	1.4	(3.3)	4.6
Other Restructuring	(2.1)	0.8	(0.7)	5.0
Total	$21.7	$15.8	$32.9	$23.2
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has incurred and anticipates that it will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $401.1 related to approved initiatives through December 31, 2017, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	24.2	9.4	0.2	3.1	36.9
Cumulative through December 31, 2017	$358.1	$31.8	$4.8	$6.4	$401.1
Over the next two fiscal years, the Company expects to incur approximately $130.0 of additional restructuring charges pertaining to the approved actions. Of the $130.0 of additional restructuring charges, the Company currently anticipates spending equal amounts related to employee termination benefits, fixed asset write-offs, third-party contract terminations and other costs to exit facilities and relocate employees.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$310.8	$14.9	$—	$2.8	$328.5
Restructuring charges	30.4	9.4	0.2	3.1	43.1
Payments	(68.0)	(5.4)	—	(2.4)	(75.8)
Changes in estimates	(6.2)	—	—	—	(6.2)
Non-cash utilization	—	—	(0.2)	—	(0.2)
Effect of exchange rates	17.4	(0.1)	—	—	17.3
Balance—December 31, 2017	$284.4	$18.8	$—	$3.5	$306.7
The Company currently estimates that the total remaining accrual of $306.7 will result in cash expenditures of approximately $161.8, $135.5, $8.2 and $1.2 in fiscal 2018, 2019, 2020 and 2021, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of Bourjois (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and were substantially completed during fiscal 2017 with cash payments continuing through fiscal 2020. The Company incurred $56.6 of restructuring costs life-to-date as of December 31, 2017, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$24.8	$1.5	$4.1	$30.4
Restructuring charges	—	—	2.1	2.1
Payments	(16.5)	—	(1.2)	(17.7)
Changes in estimates (a)	(5.4)	—	—	(5.4)
Effect of exchange rates	0.8	—	0.2	1.0
Balance—December 31, 2017	$3.7	$1.5	$5.2	$10.4

(a) The decrease in severance and employee benefits is primarily attributable to favorable settlements with restructured employees.
The Company currently estimates that the total remaining accrual of $10.4 will result in cash expenditures of approximately $6.2, $2.6 and $1.6 in fiscal 2018, 2019 and 2020, respectively.
Other Restructuring
The Company executed a number of other restructuring activities during 2013 and 2014, which focused primarily on work-force reductions around a new organizational structure, and other productivity initiatives related to the integration of supply chain and selling activities. These programs are substantially completed. The Company incurred expenses of $(0.7) and $5.0 during the six months ended December 31, 2017 and 2016, respectively. The related liability balances were $4.7 and $10.1 at December 31, 2017 and June 30, 2017, respectively. The Company currently estimates that the total remaining accrual of $4.7 will result in cash expenditures in fiscal 2018.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company estimates that the remaining accrual of $12.0 at December 31, 2017 will result in cash expenditures of $6.2, $4.6 and $1.2 in fiscal 2018, 2019 and 2020, respectively.
7. INVENTORIES
Inventories as of December 31, 2017 and June 30, 2017 are presented below:

	December 31, 2017	June 30, 2017
Raw materials	$305.3	$256.4
Work-in-process	22.6	33.4
Finished goods	827.4	762.8
Total inventories	$1,155.3	$1,052.6
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2017 and June 30, 2017 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$3,496.8	$4,732.0	$967.5	$9,196.3
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2017	$3,093.1	$4,494.9	$967.5	$8,555.5

Changes during the period ended December 31, 2017:
Acquisitions (a)	68.2	—	—	68.2
Measurement period adjustments (b)	(140.3)	222.7	(22.5)	59.9
Foreign currency translation	55.9	99.8	25.6	181.3

Gross balance at December 31, 2017	$3,480.6	$5,054.5	$970.6	$9,505.7
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at December 31, 2017	$3,076.9	$4,817.4	$970.6	$8,864.9

(a) Includes goodwill resulting from the Burberry Beauty Business acquisition (Refer to Note 4—Business Combinations).
(b) Includes measurement period adjustments in connection with the P&G Beauty Business, ghd and Younique acquisitions (Refer to Note 4—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of December 31, 2017 and June 30, 2017 are presented below:

	December 31, 2017	June 30, 2017
Indefinite-lived other intangible assets	$3,210.1	$3,186.9
Finite-lived other intangible assets, net	5,340.6	5,238.3
Total Other intangible assets, net	$8,550.7	$8,425.2
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$409.8	$1,696.4	$1,278.5	$3,384.7
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2017	291.0	1,620.5	1,275.4	3,186.9

Changes during the period ended December 31, 2017:
Measurement period adjustments (a)	—	—	(14.8)	(14.8)
Foreign currency translation	12.3	15.9	9.8	38.0

Gross balance at December 31, 2017	422.1	1,712.3	1,273.5	3,407.9
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at December 31, 2017	$303.3	$1,636.4	$1,270.4	$3,210.1

(a) Includes measurement period adjustments in connection with the ghd acquisition (Refer to Note 4—Business Combinations).

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2017
License agreements	$3,148.4	$(653.3)	$—	$2,495.1
Customer relationships	1,937.3	(375.0)	(5.5)	1,556.8
Trademarks	1,001.1	(141.0)	—	860.1
Product formulations	389.3	(63.0)	—	326.3
Total	$6,476.1	$(1,232.3)	$(5.5)	$5,238.3
December 31, 2017
License agreements (a)(b)	$3,385.0	$(724.6)	$—	$2,660.4
Customer relationships (a)(b)	2,002.5	(447.5)	(5.5)	1,549.5
Trademarks	1,004.9	(164.8)	—	840.1
Product formulations and technology (a)	370.4	(79.8)	—	290.6
Total	$6,762.8	$(1,416.7)	$(5.5)	$5,340.6

(a) Includes measurement period adjustments in connection with the P&G Beauty Business and ghd acquisitions during the six months ended December 31, 2017 (Refer to Note 4—Business Combinations).
(b) Includes License agreement of $112.3 and Customer relationships of $17.4 resulting from the Burberry Beauty Business acquisition during the six months ended December 31, 2017 (Refer to Note 4—Business Combinations).
Amortization expense was $89.6 and $95.1 for the three months ended December 31, 2017 and 2016, respectively, and $167.8 and $116.4 for the six months ended December 31, 2017 and 2016, respectively.
9. DEBT
The Company’s debt balances consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

	December 31, 2017	June 30, 2017
Short-term debt	$13.5	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	365.0	—
Galleria Term Loan A Facility due September 2021	932.5	944.3
Galleria Term Loan B Facility due September 2023	997.5	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020 (a)	777.0	810.0
Coty Term Loan A Facility due October 2020	1,751.6	1,792.8
Coty Term Loan A Facility due October 2021	926.3	950.6
Coty Term Loan B Facility due October 2022	1,753.0	1,712.5
Other long-term debt and capital lease obligations	1.4	1.7
Total debt	7,517.8	7,215.6
Less: Short-term debt and current portion of long-term debt	(295.9)	(209.1)
Total Long-term debt	7,221.9	7,006.5
Less: Unamortized debt issuance costs (b)	(66.3)	(67.6)
Less: Discount on Long-term debt	(9.8)	(10.6)
Total Long-term debt, net	$7,145.8	$6,928.3

(a) Includes a $62.0 swingline loan outstanding as of December 31, 2017.
(b) Consists of unamortized debt issuance costs of $15.4 and $17.5 for the Coty Revolving Credit Facility, $29.7 and $33.2 for the Coty Term Loan A Facility and $11.0 and $11.3 for the Coty Term Loan B Facility as of December 31, 2017 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $4.4 for the Galleria Revolving Credit Facility as of December 31, 2017, and $2.7 and $2.7 for the Galleria Term Loan A Facility and $3.1 and $3.0 for the Galleria Term Loan B Facility as of December 31, 2017 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility was classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2017.
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
Scheduled Amortization
The Company makes quarterly principal payments of 1.25% of the initial aggregate principal amount of the Coty Term Loan A Facility (including with respect to its Incremental Term A loans), as well as 0.25% of the initial aggregate principal amount of the Coty Term Loan B Facility (including with respect to its refinanced and Incremental Term B loans).
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
Scheduled Amortization
The Company makes quarterly payments of 1.25% and 0.25% of the initial aggregate principal amounts of the Galleria Term Loan A Facility and Galleria Term Loan B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the Galleria Term Loan A Facility and Galleria Term Loan B Facility will be payable on the maturity date for each facility, respectively.
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
Fair Value of Debt

	December 31, 2017		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Galleria Credit Agreement	$2,295.0	$2,300.3	$1,944.3	$1,944.0
Coty Credit Agreement	5,207.9	5,219.9	5,265.9	5,275.4
The Company uses the market approach to determine the fair value of the Coty Credit Agreement and the Galleria Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.

Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including current portion of long-term debt and excluding capital lease obligations as of December 31, 2017, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$109.8
2019	219.6
2020	219.6
2021	2,412.7
2022	1,915.7
Thereafter	2,625.5
Total	$7,502.9
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
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the Debt Agreements), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. Following the acquisition of Younique and the Burberry Beauty Business, the Total Net Leverage Ratio applicable for the period ending December 31, 2017 is 5.95 to 1.00. As of December 31, 2017, the Company was in compliance with all covenants contained within the Debt Agreements.
On November 8, 2017, the Company entered into amendments to the Coty Credit Agreement and the Galleria Credit Agreement, which amended the definition of Adjusted EBITDA. Each amendment allowed for the extension of the period during which certain synergies and cost savings can be incorporated in the financial covenant calculations under the respective agreements.

10. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2017 and 2016 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest expense	$69.6	$59.2	$137.0	$98.9
Foreign exchange (gains) losses, net of derivative contracts	(6.9)	(0.1)	(5.9)	1.2
Interest income	(2.4)	(1.2)	(4.4)	(1.8)
Total interest expense, net	$60.3	$57.9	$126.7	$98.3

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$9.8	$7.1	$0.5	$0.6	$10.3	$7.7
Interest cost	0.1	0.6	3.1	2.1	0.6	0.5	3.8	3.2
Expected return on plan assets	—	(0.4)	(1.9)	(1.5)	—	—	(1.9)	(1.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.4)	(1.5)	(1.3)	(1.4)
Amortization of net loss (gain)	(0.1)	0.5	0.4	1.1	(0.1)	—	0.2	1.6
Settlement loss recognized	—	12.8	—	—	—	—	—	12.8
Net periodic benefit cost (credit)	$—	$13.5	$11.5	$8.9	$(0.4)	$(0.4)	$11.1	$22.0

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$19.6	$9.1	$1.0	$0.9	$20.6	$10.0
Interest cost	0.3	1.3	6.2	2.7	1.2	0.9	7.7	4.9
Expected return on plan assets	—	(0.9)	(3.8)	(1.8)	—	—	(3.8)	(2.7)
Amortization of prior service cost (credit)	—	—	0.2	0.2	(2.8)	(3.0)	(2.6)	(2.8)
Amortization of net loss (gain)	(0.3)	1.0	0.7	2.2	(0.1)	—	0.3	3.2
Settlement loss recognized	—	15.9	—	—	—	—	—	15.9
Net periodic benefit cost (credit)	$—	$17.3	$22.9	$12.4	$(0.7)	$(1.2)	$22.2	$28.5
12. DERIVATIVE INSTRUMENTS
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
As of December 31, 2017 and June 30, 2017, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.

Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of Accumulated other comprehensive income (loss) (“AOCI/(L)”) was $(56.7) and $(23.7) as of December 31, 2017 and June 30, 2017, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Foreign exchange forward contracts	$0.3	$0.1	$(0.2)	$0.6
Interest rate swap contracts	11.0	40.2	11.5	45.3
Net investment hedge	(10.9)	45.9	(33.0)	38.1
As of December 31, 2017, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective. The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $19.9 and $12.6 as of December 31, 2017 and June 30, 2017, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $6.5.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Foreign exchange forward contracts:
Net revenues	$0.2	$0.9	$0.4	$1.6
Cost of sales	0.4	0.3	0.5	0.3
Interest rate swap contracts:
Interest expense	$(0.6)	$(3.1)	$(0.9)	$(6.6)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Selling, general and administrative expenses	$0.3	$0.2	$(0.9)	$0.4
Interest expense, net	5.0	12.1	13.1	10.0
Other expense, net	(0.2)	(0.4)	—	(0.4)
13. EQUITY
Common Stock
As of December 31, 2017, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2017, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 749.8 million.
The Company’s largest stockholder is JAB Cosmetics B.V. (“JABC”), which owns approximately 38% of Coty’s Class A shares as of December 31, 2017. Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the six months ended December 31, 2017, JABC acquired 10.8 million shares of Class A Common Stock in open market purchases on the New York Stock Exchange. The Company did not receive any proceeds from these stock purchases conducted by JABC.

Preferred Stock
As of December 31, 2017, total authorized shares of preferred stock are 20.0 million. The only class of Preferred Stock that is outstanding as of December 31, 2017 is the Series A Preferred Stock with a par value of $0.01 per share. As of December 31, 2017, total authorized shares of Series A Preferred Stock are 6.5 million and total outstanding shares of Series A Preferred Stock are 5.2 million. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Series A Preferred Stock were accounted for partially as a liability and partially as equity as of December 31, 2017.
Of the 5.2 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021, 0.5 million shares vest on February 16, 2022 and 1.0 million vest on November 16, 2022. As of December 31, 2017, the Company classified $2.0 Series A Preferred Stock as equity, and $4.4 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2017, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2017, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
The following dividends were declared during the six months ended December 31, 2017:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
Fiscal 2018		$0.250		$189.0		$187.3	$1.7

(a) The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company decreased the dividend accrual recorded in a prior period by $0.8 to adjust for the payment of previously accrued dividends on RSUs that vested during the six months ended December 31, 2017. Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2017. Total accrued dividends on unvested RSUs and phantom units of $0.9 and $3.9 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2017.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive (loss) income before reclassifications	7.2	(33.0)	303.6	1.6	279.4
Net amounts reclassified from AOCI/(L)	0.1	—	—	—	0.1
Net current-period other comprehensive (loss) income	7.3	(33.0)	303.6	1.6	279.5
Balance—December 31, 2017	$19.9	$(56.7)	$282.8	$37.9	$283.9

		Foreign Currency Translation Adjustments
	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	39.6	38.1	(133.9)	0.4	(55.8)
Net amounts reclassified from AOCI/(L)	2.3	—	—	9.7	12.0
Net current-period other comprehensive (loss) income	41.9	38.1	(133.9)	10.1	(43.8)
Balance—December 31, 2016	$13.0	$35.6	$(297.9)	$(34.2)	$(283.5)

14. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense was $9.9 and $6.8 for the three months ended December 31, 2017 and 2016, respectively, and $18.0 and $12.4 for the six months ended December 31, 2017 and 2016, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of December 31, 2017, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $43.4, $8.4 and $87.0, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 4.35, 2.74 and 3.71 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately 0.4 million and 3.8 million RSUs and other share awards during the three and six months ended December 31, 2017, respectively, with a weighted-average grant date fair value per share of $16.53, which vests on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $6.6 and $5.6 for the three months ended December 31, 2017 and 2016, respectively, and $12.5 and $8.4 for the six months ended December 31, 2017 and 2016, respectively.
Series A Preferred Stock
The Company granted 1.0 million shares of Series A Preferred Stock during the three and six months ended December 31, 2017 and 2016, respectively. The Company recognized share-based compensation expense of $0.7 and $(0.5) for the three months ended December 31, 2017 and 2016, respectively, and $(0.4) and $(0.7) for the six months ended December 31, 2017 and 2016, respectively.

Non-Qualified Stock Options
The Company granted 4.8 million non-qualified stock options during the three and six months ended December 31, 2017. The Company recognized share-based compensation expense of $2.6 and $1.7 for the three months ended December 31, 2017 and 2016, respectively, and $5.9 and $4.7 for the six months ended December 31, 2017 and 2016, respectively.
15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in millions, except per share data)
Net income attributable to Coty Inc.	$109.2	$46.8	$89.5	$46.8
Weighted-average common shares outstanding—Basic	749.6	746.6	749.1	539.8
Effect of dilutive stock options and Series A Preferred Stock (a)	1.2	2.7	1.4	3.2
Effect of restricted stock and RSUs (b)	1.9	3.1	2.0	2.8
Weighted-average common shares outstanding—Diluted	752.7	752.4	752.5	545.8
Net income attributable to Coty Inc. per common share:
Basic	$0.15	$0.06	$0.12	$0.09
Diluted	0.15	0.06	0.12	0.09

(a)
For the three and six months ended December 31, 2017, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 15.3 million and 13.6 million shares of common stock, respectively, were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2016, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 10.8 million and 6.4 million shares of common stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three and six months ended December 31, 2017, 2.6 million and 4.1 million of outstanding RSUs, respectively, were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive. For the three and six months ended December 31, 2016, 1.1 million and 0.6 million of outstanding RSUs, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

16. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. The Company has determined such shares to be a Mandatorily Redeemable Financial Instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of December 31, 2017 and June 30, 2017, the liability amounted to $5.7 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $1.0 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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

As of December 31, 2017 and June 30, 2017, the MRFI liability amounted to $46.7 and $49.3, respectively, of which $43.0 and $41.7, respectively, was recorded in Other noncurrent liabilities and $3.7 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
As of December 31, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.7% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.
Younique
On February 1, 2017, after the close of the acquisition, the pre-acquisition Younique membership holders had a 40% membership interest in Foundation. On October 15, 2017, shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.7% increase to the noncontrolling interest ownership percentage. The impact of the additional shares was recorded as an increase to RNCI of $8.5, a decrease in APIC of $8.3 and cash proceeds of $0.2. The Company accounts for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. corporate tax rate. The tax rate change was the primary driver of a $79.2 adjustment to the fair value of the RNCI balance for the quarter. The Company recognized $574.8 and $481.6 as the redeemable noncontrolling interest balances as of December 31, 2017 and June 30, 2017, respectively.
Subsidiary in the United Arab Emirates
On May 31, 2017, the Company and the non-controlling interest holder in the Company’s subsidiary in the United Arab Emirates (“Middle East Subsidiary”) amended the shareholder agreement governing the Company’s Middle East Subsidiary. As of July 1, 2017, the amendment reduced the percentage of the noncontrolling interest holders’ share to 25% in exchange for Coty contributing the local distribution rights for the brands acquired as part of the P&G Beauty Business acquisition to the joint venture’s portfolio of brands. This resulted in a dilution of the RNCI that resulted in a decrease of the RNCI and an increase of APIC of $17.0.
17. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation and administrative and other legal proceedings (including regulatory and/or governmental actions) incidental or related to its business, including consumer class or collective action, personal injury, intellectual property, competition, and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings should not have a material effect upon its business, prospects, financial condition, results of operations, or cash flows, nor the trading price of the Company’s securities. However, management’s assessment of the Company’s Legal Proceedings, especially those related to its recently completed acquisitions, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks.
Noncontrolling Interests and Redeemable Noncontrolling Interests
Refer to Note 16—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests for commitments and contingencies related to certain interests the Company holds as of December 31, 2017.

18. SUBSEQUENT EVENT
Quarterly Dividend
On February 8, 2018, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on March 15, 2018 to holders of record of Common Stock as of February 28, 2018.

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

Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, establishing the Company as a global leader and challenger in beauty, the Company’s future operations and financial performance (including brand relaunches and returning to profitable top line growth and other revenue trends), ongoing and future cost efficiency initiatives and the timing, presentation and cost of future cost saving and/or restructuring plans, mergers and acquisitions, divestitures and brand rationalization, synergies (including the timing, cost and amount thereof), growth from and future performance of acquisitions, the success of the integration of the Procter and Gamble Beauty Business and other recent acquisitions, performance in digital and e-commerce, future dividends, fiscal year and subsequent effective tax rates, the future impact of the Tax Act and any outlook for future reporting periods, including results and performance for the reminder of the fiscal year. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results to differ materially from such statements, including:

•
our ability to achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic transactions, including our joint ventures and recent acquisitions, within the expected time frame or at all;

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, income taxes, purchase price allocations, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, pension expense and the fair value of acquired assets and liabilities associated with acquisitions;

•
managerial, integration, operational, regulatory, legal and financial risks, including management of cash flows, and expenses and costs (including one-time costs and capital expenses) associated with our strategic transactions and internal reorganizations, including current and future business realignment activities;

•
the continued integration of the P&G Beauty Business and other recent acquisitions with our business, operations, systems, financial data and culture and the ability to realize synergies, reduce costs and realize other potential efficiencies and benefits (including through the Company’s restructuring and business realignment programs) at the levels and at the costs and within the time frames currently contemplated or at all;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any relaunched or rebranded products, execution of new launches, and the anticipated costs and discounting associated with such relaunches and rebrands;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution channels (including to digital channels), changes in product and marketing requirements by retailers, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products;

•	changes in law (including the Tax Act), regulations and policies and/or the enforcement thereof that affect our business, financial performance, operations or its products;

•
our and our brand partners' and licensors' abilities to obtain, maintain and protect the intellectual property rights, including trademarks, brand names and other intellectual property used in their respective businesses, products and software, and their and our other business partners (including suppliers, customers, and talent) and licensors’ abilities to protect their respective reputations, public goodwill as well as defend claims by third parties for infringement of intellectual property rights;

•
successfully divesting and/or discontinuing non-core brands (including associated post-closing reduction programs) and to rationalizing wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•
any unanticipated problems, liabilities or other challenges associated with an acquired business which could result in increased risk of new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory or legal matters;

•
our international operations and joint ventures, including enforceability and effectiveness of its joint venture agreements and reputational, compliance, regulatory, economic and foreign political risks, including difficulties and costs associated with maintaining compliance with a broad variety of complex domestic and international regulations;

•	our dependence on certain licenses (especially in the Luxury division), entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•	global political and/or economic uncertainties, disruptions or major regulatory changes, including the impact of Brexit, the current U.S. administration and recent changes in the U.S. tax code;

•	the number, type, outcomes (by judgment, order or settlement) and costs of legal, tax, regulatory or administrative proceedings, and/or litigation;

•	our ability to manage seasonal and other variability and to anticipate future business trends and needs;

•
disruptions in operations, including due to disruptions in supply chain, restructurings, manufacturing or information technology systems, labor disputes, natural disasters and consolidation of our legal entities, supply chain, footprint and information technology systems;

•
restrictions imposed on us through our license agreements and credit facilities, our ability to refinance or recapitalize debt, and changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, inability to control the quality or level of detail of financial data provided by third parties, and our failure to comply with any privacy or data security laws (including the EU General Data Protection Regulation) or to protect against theft of customer, employee and corporate sensitive information;

•	our ability to attract and retain key personnel, including during times of integration, transition and restructurings;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the SEC.

When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, “including without limitation”. More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other periodic reports we have filed and may file with the SEC from time to time, including our Fiscal 2017 Form 10-K.

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
We consistently introduce new products and support new and established products through our focus on strategic advertising and merchandising, which we must continuously develop and evolve in response to competitors’ new products and shifting consumer preferences in order to offset the gradual decline of demand for products that are later in their lifecycles. The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. We also continuously evaluate strategic transactions and new brand licenses in order to enhance our portfolio.
Business Overview
We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences. While luxury fragrances and skin care categories are experiencing strong growth, declines in the retail nail, mass color cosmetics and mass fragrances categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results.
We experienced strong growth in our Luxury segment, sustained performance in our Professional segment and improving performance in our Consumer Beauty segment. However, in certain categories, our net revenues are declining faster than the category or despite category growth. We remain focused on stabilizing our business, particularly our Consumer Beauty segment, which has been affected by declines in distribution and reduction in shelf-space for certain brands. We continue addressing these challenges through brand repositioning, innovation, in-store execution and end-to-end digital capabilities.
Specifically, in connection with the P&G Beauty Business acquisition, we anticipated costs related to restructuring, integrating and optimizing the combined organization (“Global Integration Activities”). Through December 31, 2017, we incurred life-to-date Global Integration Activities expenditures of approximately $975 million and $275 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2021. Further, in connection with the acquisition of the P&G Beauty Business, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and selling, general, and administrative savings through fiscal 2020. We realized cumulative synergies of approximately 20% in fiscal 2017, and we expect to cumulatively generate approximately 50% of the net synergies throughout fiscal 2018, approximately 80% through fiscal 2019 and the full $750 million through fiscal 2020.
We have also identified our non-core portfolio of brands, and are exploring alternatives for these brands, including divestiture. As we progress on our portfolio rationalization and continue to integrate the P&G Beauty Business and our other recent acquisitions, we are evaluating additional initiatives designed to simplify processes, reduce costs and improve organizational agility.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended December 31, 2017 As Compared To Three Months Ended December 31, 2016 and Six Months Ended December 31, 2017 As Compared To Six Months Ended December 31, 2016.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, our management uses the Adjusted Performance Measures as key metrics in the evaluation of our performance, preparation of our annual budgets and to benchmark performance of our business against our competitors. The following are examples of how these Adjusted Performance Measures are utilized by our management:

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

•
Interest and other (income) expense: We have excluded foreign currency impacts associated with acquisition-related forward contracts and debt financing related forward contracts as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.

•
Noncontrolling interests: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant non-controlling interest percentage.

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
Basis of Presentation of Acquisitions and Divestitures
We closed the following acquisitions during the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: (i) the P&G Beauty Business during the second quarter of fiscal 2017, (ii) ghd during the second quarter of fiscal 2017, (iii) Younique during the third quarter of fiscal 2017 and (iv) the global license rights and other assets related to the Burberry Beauty Business during the second quarter of fiscal 2018. In addition, we divested one of our fragrance brands in the third quarter of fiscal 2017, which had an inconsequential impact on our fiscal 2017 results.

During the period when we complete an acquisition or divestiture, the financial results of the current period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of the respective brands or businesses that are acquired or divested until we have twelve months of comparable financial results. When used herein, the term “Acquisitions” refers to the financial contributions during the period that are not comparable to the prior period as a result of the acquisitions.

THREE MONTHS ENDED DECEMBER 31, 2017 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016
NET REVENUES
In the three months ended December 31, 2017, net revenues increased 15%, or $340.9, to $2,637.6 from $2,296.7 in the three months ended December 31, 2016. The incremental net revenues from the acquisitions of Younique, ghd, and the Burberry Beauty Business comprised 8% of the total net revenues. Excluding the incremental net revenues from the Acquisitions, total net revenues increased 7%, or $163.6, to $2,444.3 in the three months ended December 31, 2017 from $2,280.7 in the three months ended December 31, 2016, reflecting a positive foreign currency exchange translation impact of 4%, an increase in unit volume of 4% and a negative price and mix impact of 1%.
Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2017	2016	Change %
NET REVENUES
Luxury	$951.2	$835.0	14%
Consumer Beauty	1,138.6	1,001.7	14%
Professional Beauty	547.8	460.0	19%
Total	$2,637.6	$2,296.7	15%
Luxury
In the three months ended December 31, 2017, net revenues from the Luxury segment increased 14%, or $116.2, to $951.2 from $835.0 in the three months ended December 31, 2016. The acquisition of the Burberry Beauty Business comprised 1% of the total net revenues for the segment. Excluding the acquisition of the Burberry Beauty Business, net revenues from the Luxury segment increased 13%, or $108.0, to $943.0 in the three months ended December 31, 2017, from $835.0 in the three months ended December 31, 2016 reflecting a positive price and mix impact of 6%, an increase in unit volume of 2% and a positive foreign currency exchange translation impact of 5%. The increase primarily reflects greater net revenues from fragrances. This increase was primarily driven by launches of the Tiffany & Co. and Gucci Bloom fragrances.
Consumer Beauty
In the three months ended December 31, 2017, net revenues from the Consumer Beauty segment increased 14%, or $136.9, to $1,138.6 from $1,001.7 in the three months ended December 31, 2016. The acquisition of Younique comprised 11% of the total net revenues for the segment. Excluding the net revenues from the acquisition of Younique, net revenues from the Consumer Beauty segment increased 3%, or $25.9, to $1,027.6 in the three months ended December 31, 2017, from $1,001.7 in the three months ended December 31, 2016 reflecting an increase in unit volume of 5%, a positive foreign currency exchange translation impact of 4%, and a negative price and mix impact of 6%. The increase in net revenues primarily reflects (i) higher net revenues from Max Factor and the retail product line of Wella hair products, in part reflecting a positive impact in the current year period from lower net revenues in the prior year as a result of the timing of shipments by P&G prior to the closing of the acquisition of the P&G Beauty Business, (ii) higher net revenues from Guess, in part due to a renewed focus on brand building in the ALMEA region in the current year, and (iii) higher net revenues from deodorants in Brazil as a result of innovation and a successful relaunch of in-store marketing. These increases were partially offset by lower net revenues from CoverGirl as a result of increased markdowns and trade spending related to the brand relaunch in the second quarter of fiscal 2018 and Sally Hansen due to lower launch activity and declines in existing product lines.

Professional Beauty
In the three months ended December 31, 2017, net revenues from the Professional Beauty segment increased 19%, or $87.8, to $547.8 from $460.0 in the three months ended December 31, 2016. The incremental net revenues from the acquisition of ghd comprised 12% of the total net revenues for the segment. Excluding the incremental net revenues from the acquisition of ghd, net revenues from the Professional Beauty segment increased 7%, or $29.7, to $473.7 in the three months ended December 31, 2017, from $444.0 in the three months ended December 31, 2016, reflecting a positive foreign currency exchange translation impact of 5%, a positive price and mix impact of 3% and a decrease in unit volume of 1%. The increase in this segment primarily reflects higher net revenues from OPI driven by the innovative technology and launch of the OPI ProHealth GelColor System as well as an increase in the professional product line of Wella hair products due to the launch of Wellaplex. These increases were partially offset by declines in smaller hair care brands.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended December 31,
(in millions)	2017	2016	Change %
NET REVENUES
North America	$743.5	$700.5	6%
Europe	1,289.1	1,134.1	14%
ALMEA	605.0	462.1	31%
Total	$2,637.6	$2,296.7	15%
North America
In the three months ended December 31, 2017, net revenues in North America increased 6%, or $43.0, to $743.5 from $700.5 in the three months ended December 31, 2016. Excluding the incremental net revenues from the Acquisitions, net revenues in North America decreased 7%, or $51.1, to $649.4 in the three months ended December 31, 2017 from $700.5 in the three months ended December 31, 2016, primarily due to lower net revenues in the U.S. from color cosmetics and retail hair products. The decline in color cosmetics primarily reflects lower net revenues from CoverGirl and Sally Hansen. CoverGirl net revenues were negatively impacted by increased markdowns and trade spending related to the brand relaunch in the second quarter of fiscal 2018. Sally Hansen net revenues declined due to lower launch activity and declines in existing product lines. Declines in net revenues from retail hair products were primarily driven by declines in Clairol due to lower sales during the holiday season and an increase in sales incentives. Decreases in the region were partially offset by the launches of the Tiffany & Co. and Gucci Bloom fragrance launches, which both showed strong performance in the U.S. There was no impact from foreign currency exchange translations in North America during the period.
Europe
In the three months ended December 31, 2017, net revenues in Europe increased 14%, or $155.0, to $1,289.1 from $1,134.1 in the three months ended December 31, 2016. Excluding the incremental net revenues from the Acquisitions, net revenues in Europe increased 8%, or $94.3, to $1,212.4 in the three months ended December 31, 2017 from $1,118.1 in the three months ended December 31, 2016, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances across the region resulting in higher net revenues in Western Europe including the U.K., Spain, and Germany, (ii) higher net revenues from mass fragrances across the region and (iii) higher net revenues from retail hair products driven by Wella retail hair products across the region. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 8%, net revenues in Europe remained consistent with prior year.
ALMEA
In the three months ended December 31, 2017, net revenues in ALMEA increased 31%, or $142.9, to $605.0 from $462.1 in the three months ended December 31, 2016. Excluding the incremental net revenues from the Acquisitions, net revenues in ALMEA increased 26%, or $120.4, to $582.5 in the three months ended December 31, 2017 from $462.1 in the three months ended December 31, 2016, primarily due to primarily due to: (i) incremental net revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances across the region resulting in higher net revenues in China and our travel retail and export businesses, (ii) higher net revenues from retail hair products driven by Wella and Clairol hair products in Brazil and (iii) higher revenues from color cosmetics driven by Max Factor in China. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 2%, net revenues in ALMEA increased 24%.

COST OF SALES
In the three months ended December 31, 2017, cost of sales increased 15%, or $132.7, to $1,025.0 from $892.3 in the three months ended December 31, 2016. Cost of sales as a percentage of net revenues remained consistent at 38.9% in the three months ended December 31, 2017 compared to three months ended December 31, 2016. Cost of sales as percentage of net revenues in the three months ended December 31, 2017 was positively impacted by the acquisition of Younique, a higher margin business in fiscal 2017 and continued contribution from our supply chain savings program. Offsetting these positive impacts were: (i) the negative impact of increased markdowns and trade spending associated with the CoverGirl brand relaunch in the second quarter of fiscal 2018, (ii) the impact of a shift in sales volumes to lower margin Consumer Beauty products, and (iii) the impact of a shift in Consumer Beauty regional sales volumes to ALMEA, a region with lower margin sales compared to North America and Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2017, selling, general and administrative expenses increased 13%, or $149.7, to $1,319.9 from $1,170.2 in the three months ended December 31, 2016. Selling, general and administrative expenses as a percentage of net revenues decreased to 50.0% in the three months ended December 31, 2017 from 51.0% in the three months ended December 31, 2016, or approximately 100 basis points. This decrease primarily reflects approximately 300 basis points related to lower advertising and consumer promotion spending and approximately 20 basis points related to lower bad debt expense partially offset by approximately 140 basis points related to higher administrative costs and approximately 90 basis points related to negative foreign currency exchange translations impact. The lower advertising and consumer promotion spending as a percentage of net revenues is primarily due to a shift in timing of investment scheduled for the second half of fiscal 2018 for product relaunches of certain brands, including CoverGirl and the Clairol retail hair product line. The higher administrative costs as a percentage of net revenues are primarily due to incremental consulting costs and increased depreciation expense, partially offset by lower compensation-related expenses.

OPERATING INCOME
In the three months ended December 31, 2017, operating income increased by greater than 100%, or $187.1, to $174.4 from $(12.7) in the three months ended December 31, 2016. Operating margin, or operating income as a percentage of net revenues, increased to 6.6% of net revenues in the three months ended December 31, 2017 as compared to (0.6%) in the three months ended December 31, 2016. This margin increase of approximately 720 basis points reflects approximately 560 basis points related to lower acquisition related costs, 100 basis points related to lower selling, general and administrative expenses, and approximately 70 basis points related to lower amortization expense, partially offset by approximately 10 basis points related to higher restructuring costs.
Operating Income by Segment

	Three Months Ended December 31,		Change %
(in millions)	2017	2016	2017/2016
OPERATING INCOME (LOSS)
Luxury	$85.1	$66.6	28%
Consumer Beauty	99.3	62.9	58%
Professional Beauty	73.5	83.3	(12%)
Corporate	(83.5)	(225.5)	63%
Total	174.4	(12.7)	>100%

Luxury
In the three months ended December 31, 2017, operating income for Luxury increased 28%, or $18.5, to $85.1 from $66.6 in the three months ended December 31, 2016. Operating margin increased to 8.9% of net revenues in the three months ended December 31, 2017 as compared to 8.0% in the three months ended December 31, 2016, primarily reflecting lower cost of sales as a percentage of net revenues and lower selling, general and administrative expenses as a percentage of net revenues partially offset by higher amortization expense as a percentage of net revenues.
Consumer Beauty
In the three months ended December 31, 2017, operating income for Consumer Beauty increased 58%, or $36.4, to $99.3 from $62.9 in the three months ended December 31, 2016. Operating margin increased to 8.7% of net revenues in the three months ended December 31, 2017 as compared to 6.3% in the three months ended December 31, 2016, primarily reflecting lower selling, general and administrative expenses as a percentage of net revenues and lower amortization expense as a percentage of net revenues partially offset by higher cost of sales as a percentage of net revenues.
Professional Beauty
In the three months ended December 31, 2017, operating income for Professional Beauty decreased by 12%, or $9.8, to $73.5 from $83.3 in the three months ended December 31, 2016. Operating margin decreased to 13.4% of net revenues in the three months ended December 31, 2017 as compared to 18.1% in the three months ended December 31, 2016, primarily reflecting higher cost of sales as a percentage of net revenues and higher selling, general and administrative expenses as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2017, the operating loss for Corporate was $(83.5) compared to $(225.5) in the three months ended December 31, 2016, as described under “Adjusted Operating Income for Coty Inc.” below.
Adjusted Operating Income by Segment
We believe that Adjusted Operating Income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to Adjusted Operating Income is presented below, by segment:

	Three Months Ended December 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME (LOSS)
Luxury	$85.1	$(40.3)	$125.4
Consumer Beauty	99.3	(32.6)	131.9
Professional Beauty	73.5	(16.7)	90.2
Corporate	(83.5)	(83.5)	—
Total	174.4	(173.1)	347.5

	Three Months Ended December 31, 2016
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME (LOSS)
Luxury	$66.6	$(30.9)	$97.5
Consumer Beauty	62.9	(47.6)	110.5
Professional Beauty	83.3	(16.7)	100.0
Corporate	(225.5)	(225.5)	—
Total	(12.7)	(320.7)	308.0

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for Amortization expense which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income (loss) to Adjusted Operating Income is presented below:

	Three Months Ended December 31,		Change %
(in millions)	2017	2016	2017/2016
Reported Operating Income (Loss)	$174.4	$(12.7)	>100%
% of Net revenues	6.6%	(0.6%)
Amortization expense	89.6	95.2	(6%)
Restructuring and other business realignment costs	75.6	22.6	>100%
Costs related to acquisition activities	7.9	190.1	(96%)
Pension settlement charges	—	12.8	(100%)
Total adjustments to reported Operating income	173.1	320.7	(46%)
Adjusted operating income	$347.5	$308.0	13%
% of Net revenues	13.2%	13.4%
In the three months ended December 31, 2017, adjusted operating income increased 13%, or $39.5, to $347.5 from $308.0 in the three months ended December 31, 2016. Adjusted operating margin decreased to 13.2% of net revenues in the three months ended December 31, 2017 from 13.4% in the three months ended December 31, 2016, driven by approximately 200.0 basis points related to higher adjusted cost of sales as a percentage of net revenues partially offset by approximately 180.0 basis points related to lower adjusted selling, general and administrative expenses. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 9%.
Amortization Expense
In the three months ended December 31, 2017, amortization expense decreased to $89.6 from $95.2 in the three months ended December 31, 2016, primarily as a result of the Acquisitions. In the three months ended December 31, 2017, amortization expense of $40.3, $32.6, and $16.7 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended December 31, 2016, amortization expense of $30.9, $47.6, and $16.7 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In the three months ended December 31, 2017, we incurred restructuring and other business structure realignment costs of $75.6, as follows:

•	We incurred restructuring costs of $21.7 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $53.9 primarily related to our Global Integration Activities and certain other programs. This amount includes $43.7 reported in Selling, general and administrative expenses and $10.2 reported in Cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the three months ended December 31, 2016, we incurred restructuring and other business structure realignment costs of $22.6, as follows:

•
We incurred restructuring costs of $15.8 primarily related to the Global Integration Activities, Organizational Redesign and Acquisition Integration Program costs, included in the Condensed Consolidated Statements of Operations.

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
Costs Related to Acquisition Activities
In the three months ended December 31, 2017, we incurred $7.9 of costs related to acquisition activities. We recognized Acquisition-related costs of $7.0, included in the Condensed Consolidated Statements of Operations. These costs may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. We also incurred approximately $0.9 in Costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the Burberry Beauty Business in the Condensed Consolidated Statements of Operations.
In the three months ended December 31, 2016, we incurred $190.1 of costs related to acquisition activities. We recognized Acquisition-related costs of $135.9, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $36.2 and $16.1 in Costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the P&G Beauty Business and ghd, respectively, and $1.9 in Selling, general and administrative expense primarily related to P&G Beauty Business real estate in the Condensed Consolidated Statements of Operations three months ended December 31, 2016.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Pension settlement charges
In the three months ended December 31, 2017, there were no pension settlement charges.
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
INTEREST EXPENSE, NET
In the three months ended December 31, 2017, Interest expense, net was $60.3 as compared with $57.9 in the three months ended December 31, 2016. This increase is primarily due to higher average debt balances outstanding under the Coty Credit Agreement and Galleria Credit Agreement, during the three months ended December 31, 2017.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2017 and 2016 was (7.1%) and 174.4% respectively. The decrease in the effective tax rate as compared to the same period in fiscal 2017 is primarily the result of (i) the resolution of foreign uncertain tax positions of approximately $43.0 ($41.8 in tax and $1.2 in interest) in the three months ended December 31, 2017 and (ii) the release of a valuation allowance of $111.2 in the U.S. in the three months ended December 31, 2016 as a result of the P&G Beauty Business acquisition.
The effective income tax rates vary from the U.S. federal statutory rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. As of January 1, 2018, the U.S. federal statutory rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower rate will be phased in, resulting in a blended rate of approximately 28% for the fiscal year ending June 30, 2018 (see Note 2—Summary of Significant Accounting Policies—Tax Information for more information on the U.S. tax law change). Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported Income (loss) before income taxes	$110.7	$(7.9)	(7.1%)	$(70.0)	$(122.1)	174.4%
Adjustments to reported Operating income (a) (b)	173.1	37.2		320.7	144.2
Adjusted Income before income taxes	$283.8	$29.3	10.3%	$250.7	$22.1	8.8%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

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

The adjusted effective tax rate was 10.3% for the three months ended December 31, 2017 compared to 8.8% for the three months ended December 31, 2016. The differences were primarily due to the resolution of foreign uncertain tax positions in the three months ended December 31, 2017 and the release of a valuation allowance of $111.2 in the U.S. in the three months ended December 31, 2016 as a result of the P&G Beauty Business acquisition.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net Income attributable to Coty Inc. was $109.2 in the three months ended December 31, 2017 as compared to $46.8 in the three months ended December 31, 2016. This increase primarily reflects higher operating income in three months ended December 31, 2017 partially offset by a higher tax benefit in the three months ended December 31, 2016.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,		Change %
(in millions)	2017	2016	2017/2016
Reported Net Income Attributable to Coty Inc.	$109.2	$46.8	>100%
% of Net revenues	4.1%	2.0%
Adjustments to reported Operating income (a)	173.1	320.7	(46%)
Adjustments to Noncontrolling interests (b)	(7.9)	—	N/A
Change in tax provision due to adjustments to reported Net Income Attributable to Coty Inc.	(37.2)	(144.2)	74%
Adjusted net income attributable to Coty Inc.	$237.2	$223.3	6%
% of Net revenues	9.0%	9.7%
Per Share Data
Adjusted weighted-average common shares
Basic	749.6	746.6
Diluted	752.7	752.4
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.32	$0.30
Diluted	0.32	0.30

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
The amounts represent the impact of non-GAAP adjustments to Net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

SIX MONTHS ENDED DECEMBER 31, 2017 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016
NET REVENUES
In the six months ended December 31, 2017, net revenues increased 44%, or $1,499.0, to $4,875.9 from $3,376.9 in the six months ended December 31, 2016. The acquisition of the P&G Beauty Business comprised 21% of total net revenues for the period and the acquisitions of Younique, ghd and the Burberry Beauty Business combined comprised 7% of total net revenues for the period. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. Excluding the incremental net revenues from the Acquisitions, total net revenues increased 5%, or $159.0, to $3,519.9 in the six months ended December 31, 2017 from $3,360.9 in the six months ended December 31, 2016, reflecting a positive foreign currency exchange translation impact of 4%, a positive price and mix impact of 2% and a decrease in unit volume of 1%.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2017	2016	Change %
NET REVENUES
Luxury	$1,715.6	$1,284.0	34%
Consumer Beauty	2,182.0	1,573.6	39%
Professional Beauty	978.3	519.3	88%
Total	$4,875.9	$3,376.9	44%
Luxury
In the six months ended December 31, 2017, net revenues from the Luxury segment increased 34%, or $431.6, to $1,715.6 from $1,284.0 in the six months ended December 31, 2016. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 17% of total net revenues for the segment, and the acquisition of the Burberry Beauty Business comprised 1% of the total net revenues for the segment for the six months ended December 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Luxury segment increased 10%, or $128.6, to $1,412.6 in the six months ended December 31, 2017 from $1,284.0 in the six months ended December 31, 2016, reflecting a positive price and mix impact of 5%, a positive foreign currency exchange translation impact of 4%, and an increase in unit volume of 1%. The increase primarily reflects greater net revenues from fragrances driven by launches of Tiffany & Co. and Gucci Bloom fragrances.
Consumer Beauty
In the six months ended December 31, 2017, net revenues from the Consumer Beauty segment increased 39%, or $608.4, to $2,182.0 from $1,573.6 in the six months ended December 31, 2016. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 18% of total net revenues for the segment, and the acquisition of Younique comprised 11% of the total net revenues for the segment. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Consumer Beauty segment remained consistent with the prior year period with an increase of $1.2 to $1,574.8 in the six months ended December 31, 2017 from $1,573.6 in the six months ended December 31, 2016, reflecting a positive foreign currency exchange translation impact of 3%, a negative price and mix impact of 2%, and a decrease in unit volume of 1%. The increase in net revenues primarily reflects (i) higher net revenues from Max Factor and the retail product line of Wella hair products, in part reflecting a positive impact in the current year period from lower net revenues in the prior year as a result of the timing of shipments prior to the closing of the acquisition of the P&G Beauty Business, (ii) higher net revenues from Guess, in part due to a renewed focus on brand building in the ALMEA region in the current year, and (iii) higher net revenues from deodorants in Brazil as a result of innovation and a successful visual relaunch of in-store marketing. These increases were offset by lower net revenues from CoverGirl as result of increased markdowns and trade spending related to the brand relaunch in the second quarter of fiscal 2018 and Sally Hansen due to lower launch activity and declines in existing product lines.
Professional Beauty
In the six months ended December 31, 2017, net revenues from the Professional Beauty segment increased 88%, or $459.0, to $978.3 from $519.3 in the six months ended December 31, 2016. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 34% of the total net revenues for the segment, and incremental net revenues from the acquisition of ghd comprised 12% of the total net revenues for the segment in the six months ended December 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Professional Beauty segment increased 6%, or $29.2, to $532.5 in the six months ended December 31, 2017 from $503.3 in the six months ended December 31, 2016, reflecting a positive price and mix impact of 2%, a positive foreign currency exchange translation impact of 4%, and no impact from unit volume. The increase in this segment primarily reflects higher net revenues from OPI driven by the innovative technology and launch of the OPI ProHealth GelColor System as well as an increase in the professional product line of Wella hair products due to the launch of Wellaplex. These increases were partially offset by declines in smaller hair care brands.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Six Months Ended December 31,
(in millions)	2017	2016	Change %
NET REVENUES
North America	$1,492.4	$1,044.9	43%
Europe	2,266.0	1,581.0	43%
ALMEA	1,117.5	751.0	49%
Total	$4,875.9	$3,376.9	44%
North America
In the six months ended December 31, 2017, net revenues in North America increased 43%, or $447.5, to $1,492.4 from $1,044.9 in the six months ended December 31, 2016, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in North America decreased 5%, or $50.6, to $994.3 in the six months ended December 31, 2017 from $1,044.9 in the six months ended December 31, 2016, primarily due to lower net revenues in the U.S. from color cosmetics and retail hair. The decline in color cosmetics primarily reflects lower net revenues from CoverGirl and Sally Hansen. CoverGirl net revenues were negatively impacted by incremental sales incentives associated with a relaunch of the brand in the second quarter of fiscal 2018. Sally Hansen net revenue declines were due to lower launch activity and declines in existing product lines. Lower net revenues retail hair products were primarily driven by Clairol hair products due to lower sales during the holiday season and an increase in sales incentives. Decreases in the region were partially offset by a higher net revenues driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances, which both showed strong performance in the U.S. There was no impact from foreign currency exchange translations during the period.
Europe
In the six months ended December 31, 2017, net revenues in Europe increased 43%, or $685.0, to $2,266.0 from $1,581.0 in the six months ended December 31, 2016, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in Europe increased 6%, or $92.3, to $1,657.3 in the six months ended December 31, 2017 from $1,565.0 in the six months ended December 31, 2016, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances across the region resulting in higher net revenues in Western Europe including the U.K., Spain, and Germany, (ii) higher net revenues from mass fragrances across the region and (iii) higher net revenues from retail hair products driven by Wella hair products across the region. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 6%, net revenues in Europe remained consistent with the prior year fiscal period.
ALMEA
In the six months ended December 31, 2017, net revenues in ALMEA increased 49%, or $366.5, to $1,117.5 from $751.0 in the six months ended December 31, 2016, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in ALMEA increased 16%, or $117.3, to $868.3 in the six months ended December 31, 2017 from $751.0 in the six months ended December 31, 2016, primarily due to primarily due to: (i) incremental net revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances across the region resulting in higher net revenues in China and our travel retail and export businesses, (ii) higher net revenues from retail hair products driven by Wella and Clairol hair products in Brazil and (iii) higher revenues from color cosmetics driven by Max Factor in China. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 2%, net revenues in ALMEA increased 14%.
COST OF SALES
In the six months ended December 31, 2017, cost of sales increased 42%, or $562.2, to $1,899.3 from $1,337.1 in the six months ended December 31, 2016. Cost of sales as a percentage of net revenues decreased to 39.0% in the six months ended December 31, 2017 from 39.6% in the six months ended December 31, 2016, resulting in a gross margin improvement of approximately 60 basis points primarily reflecting the acquisitions of higher margin businesses in fiscal 2017 including the P&G Beauty Business and Younique and contribution from our supply chain savings program partially offset by: (i) the negative impact of inventory buyback associated with distributor terminations relating to the acquisition of the P&G Beauty Business, (ii) the negative impact of the revaluation of acquired inventory from the Younique acquisition, (iii) the negative impact of accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities Program and (iv) the negative impact of increased markdowns and trade spending associated with the CoverGirl brand relaunch in the second quarter of fiscal 2018.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In the six months ended December 31, 2017, selling, general and administrative expenses increased 52.3%, or $862.6, to $2,511.7 from $1,649.1 in the six months ended December 31, 2016. Selling, general and administrative expenses as a percentage of net revenues increased to 51.5% in the six months ended December 31, 2017 from 48.8% in the six months ended December 31, 2016, or approximately 270 basis points. The increase primarily reflects approximately 330 basis points related to higher administrative costs and approximately 40 basis points related to negative foreign currency exchange translations impact, partially offset by 100 basis points related to lower advertising and consumer promotion. The higher administrative costs as a percentage of net revenues are primarily due to: (i) compensation-related costs associated with the new organizational structure of the Company as a result of the P&G Beauty Business acquisition, primarily in the Professional Beauty division where we acquired a large sales organization to service the salon business, (ii) increased depreciation expense, and (iii) incremental consulting costs. The lower advertising and consumer promotion spending as a percentage of net revenues is primarily due to a shift in timing of investment scheduled for the second half of fiscal 2018 for product relaunches of certain brands, including CoverGirl and the Clairol retail hair product line.
OPERATING INCOME (LOSS)
In the six months ended December 31, 2017, operating income increased greater than 100%, or $169.4 to $203.1 from $33.7 in the six months ended December 31, 2016. Operating margin, or operating income as a percentage of net revenues, increased to 4.2% in the six months ended December 31, 2017 as compared to 1.0% in the six months ended December 31, 2016. This margin increase of approximately 320 basis points primarily reflects approximately 520 basis points related to lower acquisition-related costs and approximately 60 basis points related to lower cost of sales partially offset by approximately 270 basis points related to higher selling, general and administrative expenses.
Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2017	2016	Change %
OPERATING INCOME
Luxury	$141.8	$142.7	(1%)
Consumer Beauty	161.2	115.6	39%
Professional Beauty	71.8	99.7	(28%)
Corporate	(171.7)	(324.3)	47%
Total	203.1	33.7	>100%
Luxury
In the six months ended December 31, 2017, operating income for Luxury decreased 1%, or $0.9, to $141.8 from $142.7 in the six months ended December 31, 2016. Operating margin decreased to 8.3% of net revenues in the six months ended December 31, 2017 as compared to 11.1% in the six months ended December 31, 2016, primarily reflecting higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues partially offset by lower cost of sales as a percentage of net revenues.
Consumer Beauty
In the six months ended December 31, 2017, operating income for Consumer Beauty increased 39%, or $45.6, to $161.2 from $115.6 in the six months ended December 31, 2016. Operating margin increased to 7.4% of net revenues in the six months ended December 31, 2017 as compared to 7.3% in the six months ended December 31, 2016, primarily reflecting lower amortization expense as a percentage of net revenues partially offset by higher selling, general and administrative expenses as a percentage of net revenues and higher cost of sales as a percentage of net revenues.
Professional Beauty
In the six months ended December 31, 2017, operating income for Professional Beauty decreased by 28%, or $27.9, to $71.8 from $99.7 in the six months ended December 31, 2016. Operating margin decreased to 7.3% of net revenues in the six months ended December 31, 2017 as compared to 19.2% in the six months ended December 31, 2016, primarily reflecting higher selling, general and administrative expenses as a percentage of net revenues and higher cost of sales as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.

In the six months ended December 31, 2017, the operating loss for Corporate was $(171.7) compared to $(324.3) in the six months ended December 31, 2016, as described under “Adjusted Operating Income for Coty Inc.” below.

Adjusted Operating Income by Segment
We believe that Adjusted Operating Income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to Adjusted Operating Income is presented below, by segment:

	Six Months Ended December 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME
Luxury	$141.8	$(73.5)	$215.3
Consumer Beauty	161.2	(59.0)	220.2
Professional Beauty	71.8	(35.3)	107.1
Corporate	(171.7)	(171.7)	—
Total	203.1	(339.5)	542.6

	Six Months Ended December 31, 2016
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
OPERATING INCOME
Luxury	$142.7	$(45.4)	$188.1
Consumer Beauty	115.6	(52.4)	168.0
Professional Beauty	99.7	(18.6)	118.3
Corporate	(324.3)	(324.3)	—
Total	33.7	(440.7)	474.4

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for Amortization expense which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
We believe that Adjusted Operating Income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to Adjusted Operating Income is presented below:

	Six Months Ended December 31,
(in millions)	2017	2016	Change %
Reported Operating Income	$203.1	$33.7	>100%
% of Net revenues	4.2%	1.0%
Amortization expense	167.8	116.4	44%
Restructuring and other business realignment costs	106.2	35.0	>100%
Costs related to acquisition activities	65.5	273.4	(76%)
Pension settlement charges	—	15.9	(100%)
Total adjustments to reported Operating income	339.5	440.7	(23%)
Adjusted Operating income	$542.6	$474.4	14%
% of Net revenues	11.1%	14.0%

Adjusted operating income in the six months ended December 31, 2017 increased 14%, or $68.2, to $542.6 from $474.4 in the six months ended December 31, 2016. Adjusted operating margin decreased to 11.1% of net revenues in the six months ended December 31, 2017 as compared to 14.0% in the six months ended December 31, 2016, primarily driven by approximately 240 basis points related to higher adjusted selling, general and administrative expenses and approximately 50 basis points related to higher adjusted cost of sales as a percentage of net revenues.
Amortization Expense
In the six months ended December 31, 2017, amortization expense increased to $167.8 from $116.4 in the six months ended December 31, 2016 primarily as a result of the Acquisitions. In the six months ended December 31, 2017, amortization expense of $73.5, $59.0, and $35.3 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In the six months ended December 31, 2016, amortization expense of $45.4, $52.4, and $18.6 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments.
Restructuring and Other Business Realignment Costs
In the six months ended December 31, 2017, we incurred restructuring and other business structure realignment costs of $106.2, as follows:

•	We incurred restructuring costs of $32.9 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $73.3 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. Of this amount $52.6 is included in Selling, general and administrative expenses and $20.7 is included in Cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the six months ended December 31, 2016, we incurred restructuring and other business structure realignment costs of $35.0 as follows:

•
We incurred Restructuring costs of $23.2 primarily related to the Global Integration Activities, Acquisition Integration Program and Organizational Redesign, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $11.8 primarily related to our Organizational Redesign. Of this amount, $7.0 is included in Selling, general and administrative expenses, $3.4 is included in Cost of sales, and $1.4 is included in Other expense in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Costs Related to Acquisition Activities
In the six months ended December 31, 2017, we incurred $65.5 of costs related to acquisition activities. We recognized Acquisition-related costs of $61.1, included in the Condensed Consolidated Statements of Operations. These costs were primarily incurred in connection with the acquisition of P&G Beauty Business. These costs include amounts paid for external consulting fees and internal costs for converting the data received from P&G during the transition period to satisfy the Company’s internal and external financial reporting, regulatory and other requirements, as well as legal, accounting, and valuation services, and fees paid directly to P&G. We also incurred $3.5 and $0.9 in Costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisitions of Younique and the Burberry Beauty Business, respectively, in the Condensed Consolidated Statements of Operations.
In the six months ended December 31, 2016, we incurred $273.4 of costs related to acquisition activities. We recognized Acquisition-related costs of $217.4, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $36.2 and $16.1 in Costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the P&G Beauty Business and ghd, respectively, and $3.7 in Selling, general and administrative expense primarily related to P&G Beauty Business real estate in the Condensed Consolidated Statements of Operations six months ended December 31, 2016.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
Pension Settlement Charges
In the six months ended December 31, 2017, there were no pension settlement charges.
In the six months ended December 31, 2016, we incurred charges of $15.9 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016, in addition to, the purchase of annuity contracts from a third-party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during the six months ended December 31, 2016. The settlement charge of $15.9, for the six months ended December 31, 2016, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
Pension settlement charges were reported in Corporate.
INTEREST EXPENSE, NET
In the six months ended December 31, 2017, interest expense, net was $126.7 as compared with $98.3 in the six months ended December 31, 2016. This increase is primarily due to higher average debt balances outstanding under the Coty Credit Agreement and Galleria Credit Agreement, during the six months ended December 31, 2017.
OTHER EXPENSE (INCOME), NET
We incurred $7.1 of expense and $0.7 of expense in the six months ended December 31, 2017 and 2016, respectively. The other expense is primarily associated with the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance associated with a certain Southeast Asian subsidiary.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2017 and 2016 was (47.9)% and 194.8%, respectively. The decrease in the effective tax rate as compared to the same period in fiscal 2017 is primarily the result of (i) the resolution of foreign uncertain tax positions of approximately $43.0 ($41.8 in tax and $1.2 in interest) in the six months ended December 31, 2017 and (ii) the release of a valuation allowance of $111.2 in the U.S. in the six months ended December 31, 2016 as a result of the P&G Beauty Business acquisition.
The effective income tax rates vary from the U.S. federal statutory rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. As of January 1, 2018, the U.S. federal statutory rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower rate will be phased in, resulting in a blended rate of approximately 28% for the fiscal year ending June 30, 2018 (see Note 2—Summary of Significant Accounting Policies—Tax Information for more information on the U.S. tax law change). Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2017			Six Months Ended December 31, 2016
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported Income (Loss) before income taxes	$69.3	$(33.2)	(47.9%)	$(65.3)	$(127.2)	194.8%
Adjustments to reported Operating income (a)(b)	339.5	96.8		440.7	186.7
Adjustments to Interest expense (b)(c)	—	—		1.4	0.6
Adjusted Income before income taxes	$408.8	$63.6	15.6%	$376.8	$60.1	16.0%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”.

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
The adjusted effective tax rate was 15.6% compared to 16.0% in the prior-year period. The differences were primarily due to the resolution of foreign uncertain tax positions in the six months ended December 31, 2017 and the release of a valuation allowance of $111.2 in the U.S. in the six months ended December 31, 2016 as a result of the P&G Beauty Business acquisition.

NET INCOME ATTRIBUTABLE TO COTY INC.
In the six months ended December 31, 2017, net income attributable to Coty Inc. increased $42.7, to $89.5, from $46.8 in the six months ended December 31, 2016. This decrease primarily reflects higher operating income in the six months ended December 31, 2017, partially offset by higher interest expense and a lower tax benefit in the six months ended December 31, 2017 than in the six months ended December 31, 2016.
We believe that Adjusted Net Income Attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2017	2016	Change %
Reported net income attributable to Coty Inc.	$89.5	$46.8	91%
% of Net revenues	1.8%	1.4%
Adjustments to reported Operating income (a)	339.5	440.7	(23%)
Adjustments to Interest expense (b)	—	1.4	N/A
Adjustments to Noncontrolling interests (c)	(18.7)	—	N/A
Change in tax provision due to adjustments to reported Net income attributable to Coty Inc.	(96.8)	(187.3)	48%
Adjusted net income attributable to Coty Inc.	313.5	301.6	4%
% of Net revenues	6.4%	8.9%
Per Share Data
Adjusted weighted-average common shares
Basic	749.1	539.8
Diluted	752.5	545.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.42	$0.56
Diluted	0.42	0.55

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In the six months ended December 31, 2016, the amount represents a net loss of $1.4 incurred in connection with the Hypermarcas Brands and subsequent intercompany loans, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

(c)
The amounts represent the impact of non-GAAP adjustments to Net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2017, we had cash and cash equivalents of $400.1 compared with $535.4 as of June 30, 2017.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments.
As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt
The balances consisted of the following as of December 31, 2017 and June 30, 2017, respectively:

	December 31, 2017	June 30, 2017
Short-term debt	$13.5	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	365.0	—
Galleria Term Loan A Facility due September 2021	932.5	944.3
Galleria Term Loan B Facility due September 2023	997.5	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020 (a)	777.0	810.0
Coty Term Loan A Facility due October 2020	1,751.6	1,792.8
Coty Term Loan A Facility due October 2021	926.3	950.6
Coty Term Loan B Facility due October 2022	1,753.0	1,712.5
Other long-term debt and capital lease obligations	1.4	1.7
Total debt	7,517.8	7,215.6
Less: Short-term debt and current portion of long-term debt	(295.9)	(209.1)
Total Long-term debt	7,221.9	7,006.5
Less: Unamortized debt issuance costs (b)	(66.3)	(67.6)
Less: Discount on Long-term debt	(9.8)	(10.6)
Total Long-term debt, net	$7,145.8	$6,928.3

(a) Includes a $62.0 swingline loan outstanding as of December 31, 2017.
(b) Consists of unamortized debt issuance costs of $15.4 and $17.5 for the Coty Revolving Credit Facility, $29.7 and $33.2 for the Coty Term Loan A Facility and $11.0 and $11.3 for the Coty Term Loan B Facility as of December 31, 2017 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $4.4 for the Galleria Revolving Credit Facility as of December 31, 2017, and $2.7 and $2.7 for the Galleria Term Loan A Facility and $3.1 and $3.0 for the Galleria Term Loan B Facility as of December 31, 2017 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility was classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2017.
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
Scheduled Amortization
We make quarterly principal payments of 1.25% of the initial aggregate principal amount of the Coty Term Loan A Facility (including with respect to its Incremental Term A loans), as well as 0.25% of the initial aggregate principal amount of the Coty Term Loan B Facility (including with respect to its refinanced and Incremental Term B loans).
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
Scheduled Amortization
We make quarterly payments of 1.25% and 0.25% of the initial aggregate principal amounts of the Galleria Term Loan A Facility and the Galleria Term Loan B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the Galleria Term Loan A Facility and the Galleria Term Loan B Facility will be payable on the maturity date for each facility, respectively.
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
Debt Maturities Schedule
Our aggregate maturities of long-term debt, including current portion of long-term debt and excluding capital lease obligations as of December 31, 2017, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$109.8
2019	219.6
2020	219.6
2021	2,412.7
2022	1,915.7
Thereafter	2,625.5
Total	$7,502.9
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
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the Debt Agreements), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. Following the acquisition of Younique and the Burberry Beauty Business, the Total Net Leverage Ratio applicable for the period ending December 31, 2017 is 5.95 to 1.00. As of December 31, 2017, we were in compliance with all covenants contained within the Debt Agreements.
On November 8, 2017, the Company entered into amendments to the Coty Credit Agreement and the Galleria Credit Agreement, which amended the definition of Adjusted EBITDA. Each amendment allowed for the extension of the period during which certain synergies and cost savings can be incorporated in the financial covenant calculations under the respective agreements.
Cash Flows

	Six Months Ended December 31,
	2017	2016
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$307.8	$663.4
Net cash used in investing activities	(494.0)	(342.0)
Net cash provided by financing activities	33.2	299.2
Net cash provided by operating activities
Net cash provided by operating activities was $307.8 and $663.4 for the six months ended December 31, 2017 and 2016, respectively. The decrease in cash inflows of $355.6 was primarily due to an increase in cash outflows related to working capital of $636.7, partially offset by an increase in net income after adjusting for non-cash items of $277.0. Working capital changes in the six months ended December 31, 2017 generated cash outflows of $112.1, compared with generating cash inflows of $524.6 in the six months ended December 31, 2016. The movement in the working capital changes resulted primarily from (i) an increase in accounts payable during the six months ended December 31, 2016 due to implementing significantly longer Coty payment terms to the vendors associated with the P&G Beauty Business, as compared to the prior P&G payment terms and (ii) an increase in accrued expenses and other current liabilities during the six months ended December 31, 2016 due to the establishment of accruals for the Global Integration Activities along with incrementally larger accruals resulting from the larger combined business subsequent to the acquisition of the P&G Beauty Business. The increase in net income after adjusting for non-cash items in the six months ended December 31, 2017, compared to same period in 2016, resulted primarily from higher net income and depreciation and amortization from recent acquisitions.
Net cash used in investing activities
Net cash used in investing activities was $(494.0) and $(342.0) for the six months ended December 31, 2017 and 2016, respectively. The increase in cash outflows of $152.0 was primarily due to higher cash payments for business combinations of $120.8 and increased capital expenditures of $34.0. The business combinations in the current period included $245.1 for the Burberry Beauty Business, $12.0 for other acquisitions and $7.5 of net working capital adjustments from the Younique acquisition previously accrued for and paid in the current period.
Net cash provided by financing activities
Net cash provided by financing activities was $33.2 and $299.2 for the six months ended December 31, 2017 and 2016, respectively. The decrease in cash inflows of $266.0 was primarily due to lower net borrowings of short-term debt, the revolving loan facilities and term loans of $283.0 and higher distributions to noncontrolling interests and redeemable noncontrolling interests of $28.2 in the current period. These amounts were partially offset by lower payments for deferred financing fees of $19.4 in the current period and no repurchases of Class A Common Stock held as Treasury Stock in the current period, compared to $36.3 in the prior period.
Dividends
The following dividends were declared during six months ended December 31, 2017:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
Fiscal 2018		$0.250		$189.0		$187.3	$1.7

(a) The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expenses and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
As may be declared by the Board of Directors, we anticipate issuing future dividends on a quarterly basis.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2017, we did not repurchase any shares of our Class A Common Stock. As of December 31, 2017, we had $396.8 remaining under the Incremental Repurchase Program.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of December 31, 2017 and June 30, 2017, the liability amounted to $5.7 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $1.0 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of December 31, 2017 and June 30, 2017, the MRFI liability amounted to $46.7 and $49.3, respectively, of which $43.0 and $41.7, respectively, was recorded in Other noncurrent liabilities and $3.7 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
As of December 31, 2017, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.7% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.

Younique
On February 1, 2017, after the close of the acquisition, the pre-acquisition Younique membership holders had a 40% membership interest in Foundation. On October 15, 2017, shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.7% increase to the noncontrolling interest ownership percentage. The impact of the additional shares was recorded as an increase to RNCI of $8.5, a decrease in APIC of $8.3 and cash proceeds of $0.2. We account for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. corporate tax rate. The tax rate change was the primary driver of a $79.2 adjustment to the fair value of the RNCI balance for the quarter. We recognized $574.8 and $481.6 as the redeemable noncontrolling interest balances as of December 31, 2017 and June 30, 2017, respectively.
Subsidiary in the United Arab Emirates
On May 31, 2017, we, along with the non-controlling interest holder in our subsidiary in the United Arab Emirates (“Middle East Subsidiary”) amended the shareholder agreement governing our Middle East Subsidiary. As of July 1, 2017, the amendment reduced the percentage of the noncontrolling interest holders’ share to 25% in exchange for our contribution of the local distribution rights for the brands acquired as part of the P&G Beauty Business acquisition to the joint venture’s portfolio of brands. This resulted in a dilution of the RNCI that resulted in a decrease of the RNCI and an increase of APIC of $17.0.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.4 and $5.5 as of December 31, 2017 and June 30, 2017, respectively. We consider these letters of credit to be immaterial to the business.
Contractual Obligations
Our principal contractual obligations and commitments as of December 31, 2017 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2017 Form 10-K. For the six months ended December 31, 2017, there have been no material changes in our contractual obligations outside the ordinary course of business.

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
As of December 31, 2017, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2017 Form 10-K. Below are updated disclosures regarding the Company’s goodwill and intangible assets.
Goodwill
Based on the annual impairment test performed at May 1, 2017, we determined that the fair values of our reporting units exceeded their respective carrying values at that date by a range of approximately 11.5% to 81.9%. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate of 7.75%. The impact of recent acquisitions of the P&G Beauty Business, ghd and Younique is significant to the reporting units as day one carrying values of the recently acquired assets represent 71.1%, 79.1% and 77.8% of total Luxury, Consumer Beauty and Professional Beauty reporting units’ carrying values, respectively as of the date of the test and on acquisition their carrying values approximate their fair values. Accordingly, the newly acquired assets initially did not have cushion and therefore lower the overall cushion for the reporting units as of May 1, 2017. The percentage by which the fair value of the Professional Beauty reporting unit exceeded its carrying value was 11.5%. For the Professional

Beauty reporting unit, we determined that a 75 basis points increase in the discount rate from 7.75% to 8.5% would cause a decrease of the excess over carrying value from 11.5% to 1.3%. A decrease in the weighted average revenue growth rate (for fiscal 2017 to 2022) from 1.0% to 0.5% would result in a decrease to the excess over carrying value from 11.5% to 0.4%.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $3,210.1 as of December 31, 2017, and is comprised of trademarks for the following brands: OPI of $668.1, philosophy of $281.1, Sally Hansen of $186.0, Galleria related trademarks of $1,575.0, ghd related trademarks of $162.3, and other brands totaling $337.6. As of May 1, 2017, we determined that the fair value of our Sally Hansen brand exceeded its carrying value by approximately 8% using projections that assumed weighted average revenue growth rates of approximately (1.0)% for fiscal 2017 to fiscal 2022 and a discount rate of 8.5%.  The fair value of the Sally Hansen trademark would fall below its carrying value if the weighted average annual growth rate decreased by approximately 49 basis points or the discount rate increased by 50 basis points. The fair value of one of our regional brands exceeded its carrying value of $13.0 by approximately 8% using projections that assumed weighted average revenue growth rates of approximately 3.5% for fiscal 2017 to 2022 and a discount rate of 13.5%.  The fair value of this regional brand would fall below its carrying value if the weighted average annual growth rate decreased by approximately 122 basis points or the discount rate increased by 150 basis points. The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 19.0% to 92.0%.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the second fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We completed the acquisition of Younique on February 1, 2017. Younique accounted for 1.8% of our total assets as of December 31, 2017 and 4.3% of our total net sales for the six months ended December 31, 2017. As part of our ongoing integration of Younique, we are continuing to incorporate our controls and procedures into the Younique subsidiaries and to augment our company-wide controls to reflect the risks inherent in this acquisition.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings (including regulatory and/or governmental actions) incidental or related to our business, including consumer class or collective action, personal injury, intellectual property, competition, and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings should not have a material effect upon our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities. However, management’s assessment of our Legal Proceedings, especially those related to our recently completed acquisitions, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such Legal Proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities.

Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part II, Item 1A under the heading “Risk Factors” of our 10-K for the fiscal year period ended June 30, 2017. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JAB that settled during the fiscal quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
October 1, 2017 - October 31, 2017	—	—	—	—
November 1, 2017 - November 30, 2017	8,200,000	$16.88	—	—
December 1, 2017 - December 31, 2017	—	—	—	—
Total	8,200,000	$16.88	—	—

(a) Excludes fees and commissions.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
10.1		Terms and Conditions Performance Stock Options under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on October 28, 2015.**
10.2		Side Letter, dated as of November 29, 2017, between Coty Services UK Limited and Camillo Pane.
10.3		Side Letter, dated November 29, 2017, between Coty Services UK Limited and Patrice de Talhouët.
21.1		List of significant subsidiaries.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
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
** Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: February 8, 2018	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)