Form 10-Q
period 2018-03-31
COTY INC.
filed 2018-05-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At May 2, 2018, 750,537,307 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net revenues	$2,222.7	$2,032.1	$7,098.6	$5,409.0
Cost of sales	812.4	816.1	2,711.7	2,153.2
Gross profit	1,410.3	1,216.0	4,386.9	3,255.8
Selling, general and administrative expenses	1,252.3	1,092.4	3,764.0	2,741.5
Amortization expense	92.8	102.6	260.6	219.0
Restructuring costs	42.7	155.8	75.6	179.0
Acquisition-related costs	2.6	57.7	63.7	275.1
Operating income (loss)	19.9	(192.5)	223.0	(158.8)
Interest expense, net	72.6	60.8	199.3	159.1
Other expense (income), net	3.0	(0.5)	10.1	0.2
(Loss) income before income taxes	(55.7)	(252.8)	13.6	(318.1)
Provision (benefit) for income taxes	4.4	(93.4)	(28.8)	(220.6)
Net (loss) income	(60.1)	(159.4)	42.4	(97.5)
Net income (loss) income attributable to noncontrolling interests	1.1	3.5	(3.0)	14.2
Net income attributable to redeemable noncontrolling interests	15.8	1.3	32.9	5.7
Net (loss) income attributable to Coty Inc.	$(77.0)	$(164.2)	$12.5	$(117.4)
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.10)	$(0.22)	$0.02	$(0.19)
Diluted	(0.10)	(0.22)	0.02	(0.19)
Weighted-average common shares outstanding:
Basic	750.1	747.3	749.4	607.9
Diluted	750.1	747.3	753.1	607.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(60.1)	$(159.4)	$42.4	$(97.5)
Other comprehensive income:
Foreign currency translation adjustment	247.4	87.1	518.5	(9.2)
Net unrealized derivative gains on cash flow hedges, net of taxes of $1.5 and $(1.8), and $(2.5) and $(10.5) during the three and nine months ended, respectively	6.9	3.0	14.2	44.9
Pension and other post-employment benefits adjustment, net of tax of $(0.7) and nil, and $(0.7) and $(5.8) during the three and nine months ended, respectively	(2.3)	—	(0.7)	10.1
Total other comprehensive income (loss), net of tax	252.0	90.1	532.0	45.8
Comprehensive income (loss)	191.9	(69.3)	574.4	(51.7)
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1.1	3.5	(3.0)	14.2
Foreign currency translation adjustment	(0.2)	0.3	0.3	(0.2)
Total comprehensive income (loss) attributable to noncontrolling interests	0.9	3.8	(2.7)	14.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	15.8	1.3	32.9	5.7
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	15.8	1.3	32.9	5.7
Comprehensive income (loss) attributable to Coty Inc.	$175.2	$(74.4)	$544.2	$(71.4)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$460.8	$535.4
Restricted cash	25.7	35.3
Trade receivables—less allowances of $93.6 and $58.5, respectively	1,555.4	1,470.3
Inventories	1,258.5	1,052.6
Prepaid expenses and other current assets	610.2	487.9
Total current assets	3,910.6	3,581.5
Property and equipment, net	1,689.2	1,632.1
Goodwill	8,972.8	8,555.5
Other intangible assets, net	8,662.1	8,425.2
Deferred income taxes	226.5	72.6
Other noncurrent assets	303.8	281.3
TOTAL ASSETS	$23,765.0	$22,548.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,709.3	$1,732.1
Accrued expenses and other current liabilities	1,882.2	1,796.4
Short-term debt and current portion of long-term debt	231.6	209.1
Income and other taxes payable	118.7	66.0
Total current liabilities	3,941.8	3,803.6
Long-term debt, net	7,628.6	6,928.3
Pension and other post-employment benefits	588.7	549.2
Deferred income taxes	941.3	924.9
Other noncurrent liabilities	499.6	473.4
Total liabilities	13,600.0	12,679.4
COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	665.4	551.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 5.2 and 4.2 issued and 5.0 and 4.2 outstanding, respectively, at March 31, 2018 and June 30, 2017	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 815.5 and 812.9 issued, respectively, and 750.5 and 747.9 outstanding, respectively, at March 31, 2018 and June 30, 2017	8.1	8.1
Additional paid-in capital	10,835.3	11,203.2
Accumulated deficit	(438.4)	(459.2)
Accumulated other comprehensive income	536.1	4.4
Treasury stock—at cost, shares: 65.0 at March 31, 2018 and June 30, 2017	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	9,499.3	9,314.7
Noncontrolling interests	0.3	3.0
Total equity	9,499.6	9,317.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$23,765.0	$22,548.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09 (see Note 2)						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Issuance of Preferred Stock	1.0	—								—		—
Cancellation of Preferred Stock	(0.2)	—								—		—
Exercise of employee stock options and restricted stock units			2.6	—	20.0					20.0		20.0
Shares withheld for employee taxes					(3.5)					(3.5)		(3.5)
Share-based compensation expense					25.8					25.8		25.8
Dividends ($0.375 per Common Share)					(283.3)					(283.3)		(283.3)
Net income (loss)						12.5				12.5	(3.0)	9.5	32.9
Other comprehensive income							531.7			531.7	0.3	532.0
Distribution to noncontrolling interests, net										—		—	(45.7)
Dilution of redeemable noncontrolling interest due to additional contribution (See Note 16)					17.0					17.0		17.0	(17.0)
Additional redeemable noncontrolling interests due to employee grants (See Note 16)					(7.4)					(7.4)		(7.4)	7.4
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(136.5)					(136.5)		(136.5)	136.5
BALANCE—March 31, 2018	5.0	$—	815.5	$8.1	$10,835.3	$(438.4)	$536.1	65.0	$(1,441.8)	$9,499.3	$0.3	$9,499.6	$665.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Nine Months Ended March 31, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2016	1.7	—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for business combination			409.7	4.1			9,624.5					9,628.6		9,628.6
Issuance of Preferred Stock	2.5	—
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)						—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			2.2	—			19.5					19.5		19.5
Share-based compensation expense							15.2					15.2		15.2
Dividends ($0.525 per common share)							(281.2)					(281.2)		(281.2)
Net (loss) income								(117.4)				(117.4)	14.2	(103.2)	5.7
Other comprehensive income (loss)									46.0			46.0	(0.2)	45.8
Distribution to noncontrolling interests, net							—					—		—	(7.5)
Redeemable noncontrolling interest due to business combination															410.9
Adjustment of redeemable noncontrolling interests to redemption value							(24.9)					(24.9)		(24.9)	24.9
Repurchase of redeemable noncontrolling interests															(0.9)
BALANCE—March 31, 2017	4.2	—	812.6	$8.1	—	$—	$11,391.5	$(154.4)	$(193.7)	65.0	$(1,441.8)	$9,609.7	$20.9	$9,630.6	$506.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42.4	$(97.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	543.5	414.9
Deferred income taxes	(157.7)	(298.3)
Provision for bad debts	15.4	23.3
Provision for pension and other post-employment benefits	33.3	44.7
Share-based compensation	26.1	19.1
Other	16.2	(0.6)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(33.5)	(216.2)
Inventories	(101.3)	172.6
Prepaid expenses and other current assets	(76.2)	(6.5)
Accounts payable	(80.2)	339.3
Accrued expenses and other current liabilities	(27.4)	345.4
Income and other taxes payable	64.6	3.1
Other noncurrent assets	(7.2)	9.9
Other noncurrent liabilities	(69.1)	(46.5)
Net cash provided by operating activities	188.9	706.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(318.7)	(324.0)
Payment for business combinations, net of cash acquired	(265.5)	(742.6)
Proceeds from sale of asset	3.5	10.5
Net cash used in investing activities	(580.7)	(1,056.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	—	9.5
Repayments of short-term debt, original maturity more than three months	—	(9.7)
Net proceeds (repayments) of short-term debt, original maturity less than three months	5.1	(48.7)
Proceeds from revolving loan facilities	2,298.1	1,809.4
Repayments of revolving loan facilities	(1,535.8)	(1,624.4)
Proceeds from term loans	—	1,075.0
Repayments of term loans	(150.6)	(95.7)
Dividend payment	(281.9)	(279.2)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	20.0	19.5
Payments for employee taxes related to net settlement of equity awards (see Note 2)	(3.5)	—
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(36.3)
Net (payments) proceeds from foreign currency contracts	(2.7)	3.8
Purchase of additional noncontrolling interests	—	(9.8)
Proceeds from noncontrolling interests	0.2	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(54.0)	(7.5)
Payment of deferred financing fees	(4.0)	(24.8)
Net cash provided by financing activities	290.9	781.1
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	16.7	(12.1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(84.2)	419.6
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	570.7	372.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$486.5	$792.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for interest	$194.2	$132.9
Cash paid during the period for income taxes, net of refunds received	83.9	63.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$104.3	$70.8
Non-cash Common Stock issued for business combination	—	9,628.6
Non-cash debt assumed for business combination	—	1,943.0
Non-cash redeemable noncontrolling interest for business combinations	—	410.9
Non-cash contingent consideration for business combination (see Note 4)	5.0	—

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
The Company’s sales generally increase during the second fiscal quarter as a result of increased demand associated with the winter holiday season. Financial performance, working capital requirements, sales, cash flows and borrowings generally experience variability during the three to six months preceding the holiday season. Product innovations, new product launches and the size and timing of orders from the Company’s customers may also result in variability. The Company also generally experiences an increase in sales during its fourth fiscal quarter in its Professional Beauty segment as a result of higher demand prior to the summer holiday season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2017. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2018. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2018 and June 30, 2017, the Company had restricted cash of $25.7 and $35.3, respectively, included in Restricted cash in the Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2018 provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three months ended March 31, 2018 and 2017 was (7.9)% and 36.9%, respectively, and (211.8)% and 69.3% for the nine months ended March 31, 2018 and 2017, respectively. The negative effective tax rate in the three months ended March 31, 2018 results from reporting a loss before income taxes but a provision for income taxes while the negative tax rate in the nine months ended March 31, 2018 results from reporting income before income taxes but a benefit for incomes taxes. The positive effective tax rate in the three and nine months ended March 31, 2017 results from reporting losses before incomes taxes and a benefit for income taxes. The change in effective tax rate for the three months ended March 31, 2018, as compared to the prior period, results from a lower level of uncertain tax position reserve releases (due to the expiration of foreign statutes of limitations), in addition to the impact of new tax legislation (as described below), in the current period. The change in the effective tax rate for the nine months ended March 31, 2018, as compared to the prior period, results from (i) the resolution of foreign uncertain tax positions of approximately $43.0 ($41.8 in tax and $1.2 in interest) in the current period and (ii) the release of a valuation allowance of $111.2 in the U.S. as a result of The Procter & Gamble Company’s (“P&G”) Beauty Business acquisition in the prior period.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with the Company’s initial analysis of the impact of the Tax Act, the Company estimates the overall impact to be approximately $15.0 of expense from a financial statement perspective and neutral from a cash perspective for fiscal 2018. The Company expects to fully offset the cash impact of the one-time deemed repatriation tax with tax attributes (e.g., net operating loss carryforwards, net operating losses generated in fiscal 2018, foreign tax credits, etc.). The expense in the financial statements as a result of utilizing these tax attributes of approximately $370.0 is expected to be almost fully offset by the tax benefit estimated on the revaluation of its deferred taxes of approximately $300.0 and a tax benefit of approximately $55.0 related to the release of uncertain tax positions as a result of the one-time deemed repatriation tax. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, provisional adjustments were recorded. These provisional estimates may be affected by other elements related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, confirming the amount of fiscal 2018 foreign earnings that will be subject to the one-time deemed repatriation tax, the division of foreign earnings subject to the repatriation tax between cash and non-liquid assets, and validating the amount of tax attributes the Company expects to utilize against the repatriation tax.
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
As of March 31, 2018 and June 30, 2017, the gross amount of UTBs was $216.3 and $257.9, respectively. As of March 31, 2018, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $203.5. As of March 31, 2018 and June 30, 2017, the liability associated with UTBs, including accrued interest and penalties, was $214.1 and $154.6, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations

related to UTBs was $(0.2) and $(0.6) for the three months ended March 31, 2018 and 2017, respectively, and $1.9 and $0.4 for the nine months ended March 31, 2018 and 2017, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017 was $13.6 and $11.7, respectively. On the basis of the information available as of March 31, 2018, it is reasonably possible that a decrease of up to $8.1 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
During the first quarter of fiscal 2018, the Company adopted the amended Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions. The adoption of the ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The primary impact of the new standard was the recognition of previously unrecognized excess tax benefits as an $8.3 cumulative-effect adjustment to Accumulated deficit as of July 1, 2017 to reflect a modified retrospective application. Prospectively, the excess tax benefits will be recorded as a component of Income tax expense as required, whereas they were previously recorded in Additional paid-in capital (“APIC”). Additionally, the ASU required that $3.5 related to shares withheld for employee taxes to be reported in Cash flows from financing activities for the nine months ended March 31, 2018 with an insignificant impact to prior periods.
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
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification of the stranded tax effects resulting from the Tax Act from Accumulated other comprehensive income (loss) (“AOCI/(L)”) to Retained earnings. The amendment will be effective for the annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be recorded. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing pending collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The Company will adopt the standard on July 1, 2018 using the modified retrospective transition method of adoption. The Company’s evaluation indicated that the adoption impact is expected to be primarily related to the timing of certain accruals associated with customer incentives and potential reclassifications of certain costs between Selling, general and administrative expenses and expenses recorded as a reduction of revenue resulting from changes in the accounting treatment of store fixtures under the new standard. The Company is finalizing its assessment of the final impact of this ASU on the Company’s Consolidated Financial Statements and related disclosures.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2018	2017	2018	2017
Net revenues:
Luxury	$752.5	$634.6	$2,468.1	$1,918.6
Consumer Beauty	1,021.7	988.6	3,203.7	2,562.2
Professional Beauty	448.5	408.9	1,426.8	928.2
Total	$2,222.7	$2,032.1	$7,098.6	$5,409.0
Operating income (loss):
Luxury	$59.4	$60.9	$201.2	$203.6
Consumer Beauty	64.2	63.0	225.4	178.6
Professional Beauty	11.4	(18.2)	83.2	81.5
Corporate	(115.1)	(298.2)	(286.8)	(622.5)
Total	$19.9	$(192.5)	$223.0	$(158.8)
Reconciliation:
Operating income (loss)	$19.9	$(192.5)	$223.0	$(158.8)
Interest expense, net	72.6	60.8	199.3	159.1
Other expense (income), net	3.0	(0.5)	10.1	0.2
(Loss) income before income taxes	$(55.7)	$(252.8)	$13.6	$(318.1)

Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2018	2017	2018	2017
Fragrance	36.2%	32.1%	38.3%	38.5%
Color Cosmetics	26.1	31.4	26.2	28.9
Hair Care	25.4	26.5	24.6	20.2
Skin & Body Care	12.3	10.0	10.9	12.4
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

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
(b) The Company recorded measurement period adjustments in the first quarter of fiscal 2018. The measurement period adjustments related to Customer relationships, License agreements and Product formulations, collectively, of $20.8, were a result of changes in assumptions that were used at the date of acquisition for valuation purposes including allocation of costs and synergies. The measurement period adjustments related to Property, plant and equipment and Net other assets of ($16.9) and ($33.7), respectively, primarily related to obtaining new facts and circumstances about acquired assets and liabilities that existed at the acquisition date. The increase to Deferred tax liability, net was primarily a result of the change of the jurisdictional allocation of the tangible and intangible assets. All measurement period adjustments were offset against Goodwill.
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
ghd Acquisition
On November 21, 2016, the Company completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited which held the net assets of ghd (“ghd”) which stands for “Good Hair Day,” a premium brand in high-end hair styling appliances. The ghd acquisition further strengthens the Company’s professional hair category and is included in the Professional Beauty segment’s results after the acquisition date. The total cash consideration paid net of acquired cash and cash equivalents was £430.2 million, the equivalent of $531.5, at the time of closing.
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
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels. Goodwill of $49.0, $42.0 and $108.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments was due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the ghd acquisition.
Younique Acquisition

On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”) which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and assumed debt, and an additional payment of $7.5 for working capital adjustments paid in the nine months ended March 31, 2018. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $607.5 of cash consideration. Younique strengthens the Consumer Beauty segment’s product offerings. The Company accounts for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Younique acquisition. The Company recognized certain measurement period adjustments as disclosed below during the nine months ended March 31, 2018. The measurement period for the Younique acquisition closed on February 1, 2018.
The following table summarizes the allocation of the purchase price to the net assets of Younique as of the February 1, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$17.5	$—	$17.5
Inventories	88.1	—	88.1
Property, plant and equipment	67.1	—	67.1	3 - 8
Goodwill	575.3	(0.3)	575.0	Indefinite
Trademark — finite	123.0	—	123.0	20
Product formulations	0.6	—	0.6	5
Customer relationships	197.0	—	197.0	7 - 10
Other net working capital	(27.7)	0.3	(27.4)
Short-term and long-term debt	(1.2)	—	(1.2)
Total equity value	1,039.7	—	1,039.7

Redeemable noncontrolling interest	415.9	—	415.9
Net cash and debt acquired	16.3	—	16.3
Total purchase price	$607.5	$—	$607.5

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The business combination was completed in fiscal 2017.
(b) The Company recorded measurement period adjustments in the nine months ended March 31, 2018 to account for an increase in the estimated other net working capital of $0.3 as of the February 1, 2017 acquisition date. This adjustment is offset against Goodwill.
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from certain manufacturing and supply chain cost savings. Goodwill of $95.0, $420.0 and $60.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments was due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Younique acquisition.
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
The following table summarizes the estimated allocation of the purchase price to the net assets of the Burberry Beauty Business as of the October 2, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Inventories	$55.1	$(1.7)	$53.4
Property, plant and equipment	5.8	—	$5.8	1 - 3
License and distribution rights	129.7	48.1	$177.8	3 - 15
Goodwill	68.2	(45.0)	$23.2	Indefinite
Net other liabilities	(8.7)	(1.4)	$(10.1)
Total purchase price	$250.1	$—	$250.1

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.
(b) The Company recorded measurement period adjustments in the third quarter of fiscal 2018. The measurement period adjustments related to an increase in the value of the License and distribution rights and a decrease in the Inventory value were due to changes in assumptions that were used at the date of acquisition for valuation purposes. The measurement period adjustment related to an increase in Net other liabilities acquired was a result of obtaining new facts and circumstances about acquired accrued expenses that existed as of the acquisition date. All measurement period adjustments were offset against Goodwill.
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels. Goodwill of $11.7, $6.2 and $5.3 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Burberry Beauty Business acquisition.
For the three months ended March 31, 2018, Net revenues and Net income of the Burberry Beauty Business included in the Company’s Condensed Consolidated Statements of Operations were $36.0 and $1.7, respectively. For the nine months ended March 31, 2018, net revenues and net (loss) of the Burberry Beauty Business included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition were $44.2 and $(7.4), respectively. Net income (loss) for the three and nine months ended March 31, 2018 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of inventory step-up and finite-lived intangibles. This amortization impacted net income (loss) for the three and nine months ended March 31, 2018 by $5.8 and $11.2, respectively, net of tax.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business and Younique (the “Pro Forma Acquisitions”) as though the companies had been combined on July 1, 2015. The three and nine months ended March 31, 2017 include pro forma adjustments for all of the Pro Forma Acquisitions.
The pro forma adjustments include incremental amortization of intangible assets and depreciation of property, plant and equipment, based on allocated fair values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Pro Forma Acquisitions had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three and nine months ended March 31, 2017 is as follows:

	Three Months Ended March 31,	Nine Months Ended March 31,
	2017 (a)	2017 (a)
Pro forma Net revenues	$2,063.7	$6,647.9
Pro forma Net income (loss)	(76.5)	63.1
Pro forma Net income (loss) attributable to Coty Inc.	(92.2)	33.0
Pro forma Net income (loss) attributable to Coty Inc. per common share:
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04

(a) The pro forma information for the three months ended March 31, 2017 excluded $62.2 of non-recurring acquisition-related costs and excluded $54.5 of amortization of inventory step up. The pro forma information for the nine months ended March 31, 2017 excluded $378.8 of non-recurring acquisition-related costs and excluded $109.3 of amortization of inventory step up.

5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $2.6 and $57.7 for the three months ended March 31, 2018 and 2017, respectively, and $63.7 and $275.1 for the nine months ended March 31, 2018 and 2017, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations. Acquisition-related costs incurred during the three months ended March 31, 2017 and both the nine months ended March 31, 2018 and 2017 were primarily related to the P&G Beauty Business acquisition.

6. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Global Integration Activities	$21.3	$156.5	$58.2	$170.1
Acquisition Integration Program	(0.2)	(0.7)	(3.5)	3.9
Other Restructuring	21.6	—	20.9	5.0
Total	$42.7	$155.8	$75.6	$179.0
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company anticipates that it will incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $422.4 related to approved initiatives through March 31, 2018, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	38.2	15.8	0.9	3.3	58.2
Cumulative through March 31, 2018	$372.1	$38.2	$5.5	$6.6	$422.4
Over the next two fiscal years, the Company expects to incur approximately $140.0 of additional restructuring charges pertaining to the approved actions. Of the $140.0 of additional restructuring charges, the Company currently anticipates spending equal amounts related to employee termination benefits, fixed asset write-offs, third-party contract terminations and other costs to exit facilities and relocate employees.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$310.8	$14.9	$—	$2.8	$328.5
Restructuring charges	48.7	18.8	0.9	3.3	71.7
Payments	(113.5)	(11.9)	—	(3.0)	(128.4)
Changes in estimates	(10.5)	(3.0)	—	—	(13.5)
Non-cash utilization	—	—	(0.9)	—	(0.9)
Effect of exchange rates	24.8	(0.1)	—	(0.4)	24.3
Balance—March 31, 2018	$260.3	$18.7	$—	$2.7	$281.7
The Company currently estimates that the total remaining accrual of $281.7 will result in cash expenditures of approximately $82.0, $184.4, $14.0 and $1.3 in fiscal 2018, 2019, 2020 and thereafter, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of Bourjois (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and were substantially completed during fiscal 2017 with cash payments continuing through fiscal 2020. The Company incurred $56.4 of restructuring costs life-to-date as of March 31, 2018, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$24.8	$1.5	$4.1	$30.4
Restructuring charges	—	—	1.9	1.9
Payments	(16.6)	—	(1.6)	(18.2)
Changes in estimates (a)	(5.4)	—	—	(5.4)
Effect of exchange rates	0.9	—	0.4	1.3
Balance—March 31, 2018	$3.7	$1.5	$4.8	$10.0

(a) The decrease in severance and employee benefits is primarily attributable to favorable settlements with restructured employees.
The Company currently estimates that the total remaining accrual of $10.0 will result in cash expenditures of approximately $3.8, $2.6 and $3.6 in fiscal 2018, 2019 and thereafter, respectively.
Other Restructuring
The Company continues to analyze our cost structure and evaluate opportunities to streamline operations. Management is considering a range of smaller initiatives and other cost reduction activities in order to rationalize headcount and optimize operations in select businesses (the “2018 Restructuring Actions”). Of the expected costs, the Company incurred restructuring charges of $20.5 related to approved initiatives in the nine months ended March 31, 2018, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The Company expects to incur approximately $7.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Total Program Costs
Balance—July 1, 2017	$—	$—	$—
Restructuring charges	20.4	0.1	20.5
Payments	(6.5)	—	(6.5)
Changes in estimates	—	—	—
Effect of exchange rates	(0.1)	—	(0.1)
Balance—March 31, 2018	$13.8	$0.1	$13.9

The Company currently estimates that the total remaining accrual of $13.9 will result in cash expenditures of approximately $8.9 and $5.0 in fiscal 2018 and 2019, respectively.
The Company executed a number of other restructuring activities during 2013 and 2014, which focused primarily on work-force reductions around a new organizational structure, and other productivity initiatives related to the integration of supply chain and selling activities. These programs are substantially completed. The Company incurred expenses of $(1.1) and $5.0 during the nine months ended March 31, 2018 and 2017, respectively. The related liability balances were $2.7 and $10.1 at March 31, 2018 and June 30, 2017, respectively. The Company currently estimates that the total remaining accrual of $2.7 will result in cash expenditures of $1.6 and $1.1 in fiscal 2018 and 2019, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company incurred expenses of $1.5 and $0.0 during the nine months ended March 31, 2018 and 2017, respectively, primarily related to an adjustment for lease termination. The Company estimates that the remaining accrual of $9.3 at March 31, 2018 will result in cash expenditures of $2.8, $5.5 and $1.0 in fiscal 2018, 2019 and thereafter, respectively.
7. INVENTORIES
Inventories as of March 31, 2018 and June 30, 2017 are presented below:

	March 31, 2018	June 30, 2017
Raw materials	$308.9	$256.4
Work-in-process	19.9	33.4
Finished goods	929.7	762.8
Total inventories	$1,258.5	$1,052.6
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2018 and June 30, 2017 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$3,496.8	$4,732.0	$967.5	$9,196.3
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2017	$3,093.1	$4,494.9	$967.5	$8,555.5

Changes during the period ended March 31, 2018:
Acquisitions (a)	68.2	—	2.6	70.8
Measurement period adjustments (b)	(196.8)	228.8	(17.2)	14.8
Foreign currency translation	102.6	179.3	49.8	331.7

Gross balance at March 31, 2018	$3,470.8	$5,140.1	$1,002.7	$9,613.6
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at March 31, 2018	$3,067.1	$4,903.0	$1,002.7	$8,972.8

(a) Includes goodwill resulting from the Burberry Beauty Business acquisition (Refer to Note 4—Business Combinations).
(b) Includes measurement period adjustments in connection with the P&G Beauty Business, ghd, Younique and Burberry Beauty Business acquisitions (Refer to Note 4—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2018 and June 30, 2017 are presented below:

	March 31, 2018	June 30, 2017
Indefinite-lived other intangible assets	$3,241.6	$3,186.9
Finite-lived other intangible assets, net	5,420.5	5,238.3
Total Other intangible assets, net	$8,662.1	$8,425.2
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$409.8	$1,696.4	$1,278.5	$3,384.7
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2017	291.0	1,620.5	1,275.4	3,186.9

Changes during the period ended March 31, 2018:
Measurement period adjustments (a)	—	—	(14.8)	(14.8)
Foreign currency translation	21.5	27.4	20.6	69.5

Gross balance at March 31, 2018	431.3	1,723.8	1,284.3	3,439.4
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at March 31, 2018	$312.5	$1,647.9	$1,281.2	$3,241.6

(a) Includes measurement period adjustments in connection with the ghd acquisition (Refer to Note 4—Business Combinations).

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2017
License agreements	$3,148.4	$(653.3)	$—	$2,495.1
Customer relationships	1,937.3	(375.0)	(5.5)	1,556.8
Trademarks	1,001.1	(141.0)	—	860.1
Product formulations	389.3	(63.0)	—	326.3
Total	$6,476.1	$(1,232.3)	$(5.5)	$5,238.3
March 31, 2018
License agreements (a)(b)	$3,542.1	$(771.5)	$—	$2,770.6
Customer relationships (a)(b)	2,022.3	(487.0)	(5.5)	1,529.8
Trademarks	1,006.8	(176.6)	—	830.2
Product formulations and technology (a)	380.6	(90.7)	—	289.9
Total	$6,951.8	$(1,525.8)	$(5.5)	$5,420.5

(a) Includes measurement period adjustments in connection with the P&G Beauty Business and ghd acquisitions during the nine months ended March 31, 2018 (Refer to Note 4—Business Combinations).
(b) Includes License agreement of $171.1 and Customer relationships of $6.7 resulting from the Burberry Beauty Business acquisition during the nine months ended March 31, 2018, inclusive of measurement period adjustments (Refer to Note 4—Business Combinations).
Amortization expense was $92.8 and $102.6 for the three months ended March 31, 2018 and 2017, respectively, and $260.6 and $219.0 for the nine months ended March 31, 2018 and 2017, respectively.
9. DEBT
The Company’s debt balances consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

	March 31, 2018	June 30, 2017
Short-term debt	$10.5	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	680.0	—
Galleria Term Loan A Facility due September 2021	920.7	944.3
Galleria Term Loan B Facility due September 2023	995.0	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	892.6	810.0
Coty Term Loan A Facility due October 2020	1,732.3	1,792.8
Coty Term Loan A Facility due October 2021	914.1	950.6
Coty Term Loan B Facility due October 2022	1,784.0	1,712.5
Other long-term debt and capital lease obligations	2.0	1.7
Total debt	7,931.2	7,215.6
Less: Short-term debt and current portion of long-term debt	(231.6)	(209.1)
Total Long-term debt	7,699.6	7,006.5
Less: Unamortized debt issuance costs (a)	(61.6)	(67.6)
Less: Discount on Long-term debt	(9.4)	(10.6)
Total Long-term debt, net	$7,628.6	$6,928.3

(a) Consists of unamortized debt issuance costs of $14.1 and $17.5 for the Coty Revolving Credit Facility, $27.3 and $33.2 for the Coty Term Loan A Facility and $10.5 and $11.3 for the Coty Term Loan B Facility as of March 31, 2018 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $4.1 for the Galleria Revolving Credit Facility as of March 31, 2018, and $2.6 and $2.7 for the Galleria

Term Loan A Facility and $3.0 and $3.0 for the Galleria Term Loan B Facility as of March 31, 2018 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility was classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2017.
2018 Coty Credit Agreement
On April 5, 2018, the Company issued senior unsecured notes in a private offering and entered into a new credit agreement, which amended and restated the Coty Credit Agreement (as defined below) (as amended and restated, the “2018 Coty Credit Agreement”). The net proceeds of the offering of the notes, together with borrowings under the 2018 Coty Credit Agreement, were used to repay in full and refinance the indebtedness outstanding under the Coty Credit Agreement and Galleria Credit Agreement, and to pay accrued interest, related premiums, fees and expenses in connection therewith. See Note 18—Subsequent Events.
Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The Coty Credit Agreement provided for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which included up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and other facilities of Coty Inc.
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
On October 28, 2016, the Company entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provided for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in loans (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in loans (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.
The loans made under the Incremental Term A Facility had terms that were substantially identical to the existing Coty Term Loan A Facility except that the loans mature on the date that is five years after October 28, 2016. The loans under the Incremental Term B Facility and the Refinancing Facilities had substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental and Refinancing Agreement, except that, among other things: (i) the interest rate with respect to the USD denominated tranche of the Refinancing Facilities and the Incremental Term B Facility was, at the Company’s option, either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% or an alternate base rate (“ABR”) equal to the highest of (1) JPMorgan Chase Bank N.A.’s prime rate, (2) the federal funds rate plus 0.50% and (3) one-month LIBOR plus 1.00%, in each case plus an applicable margin of 1.50% and (ii) the LIBOR floor with respect to the LIBOR loans under the Incremental Term B Facility and the Refinancing Facilities is 0.00%.
The Company recognized $13.0 of deferred debt issuance costs in connection with the Incremental and Refinancing Agreement.
The Coty Credit Agreement was guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of Coty Inc. and its wholly-owned domestic subsidiaries’ assets, in each case subject to certain carve outs and exceptions.
Scheduled Amortization
The Company made quarterly principal payments of 1.25% of the initial aggregate principal amount of the Coty Term Loan A Facility (including with respect to its Incremental Term A loans), as well as 0.25% of the initial aggregate principal amount of the Coty Term Loan B Facility (including with respect to its refinanced and Incremental Term B loans).

Galleria Credit Agreement
On October 1, 2016, at the closing of the P&G Beauty Business acquisition, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provided for senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. In connection with the closing of the P&G Beauty Business acquisition, the Company assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the P&G Beauty Business acquisition, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
The Company recognized $11.4 of deferred debt issuance costs in connection with the Galleria Credit Agreement.
The Galleria Credit Agreement was guaranteed by Coty Inc. and its wholly-owned domestic subsidiaries (other than Galleria) and secured by a first priority lien on substantially all of Coty Inc. and its wholly-owned domestic subsidiaries’ assets, in each case subject to certain carve outs and exceptions.
Scheduled Amortization
The Company made quarterly payments of 1.25% and 0.25% of the initial aggregate principal amounts of the Galleria Term Loan A Facility and Galleria Term Loan B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the Galleria Term Loan A Facility and Galleria Term Loan B Facility was payable on the maturity date for each facility, respectively.
Interest
The Coty Credit Agreement and Galleria Credit Agreement facilities bore interest at rates equal to, at the Company’s option, either:

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

Fair Value of Debt

	March 31, 2018		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Galleria Credit Agreement	$2,595.7	$2,588.8	$1,944.3	$1,944.0
Coty Credit Agreement	5,323.0	5,337.8	5,265.9	5,275.4
The Company uses the market approach to determine the fair value of the Coty Credit Agreement and the Galleria Credit Agreement. The Company obtains market values for comparable instruments from independent pricing services and infers the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including current portion of long-term debt and excluding capital lease obligations as of March 31, 2018, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$55.1
2019	220.2
2020	220.2
2021	2,532.9
2022	2,231.0
Thereafter	2,659.3
Total	$7,918.7
Debt Covenants
The Company was required to comply with certain affirmative and negative covenants contained within the Coty Credit Agreement and the Galleria Credit Agreement (collectively the “Debt Agreements”). With certain exceptions as described below, the Debt Agreements included a financial covenant that required the Company to maintain a Total Net Leverage Ratio (as defined below), equal to or less than the ratios shown below for each respective test period.

Test Period Ending	Total Net Leverage Ratio(a)
March 31, 2018	4.75 to 1.00

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
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the Debt Agreements), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company's Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. The Total Net Leverage Ratio applicable for the period ending March 31, 2018 is 4.75 to 1.00. As of March 31, 2018, the Company was in compliance with all covenants contained within the Debt Agreements.
On November 8, 2017, the Company entered into amendments to the Coty Credit Agreement and the Galleria Credit Agreement, which amended the definition of Adjusted EBITDA. Each amendment allowed for the extension of the period during which certain synergies and cost savings can be incorporated in the financial covenant calculations under the respective agreements.

10. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest expense	$75.5	$59.0	$212.5	$157.9
Foreign exchange losses (gains), net of derivative contracts	0.6	2.6	(5.3)	3.8
Interest income	(3.5)	(0.8)	(7.9)	(2.6)
Total interest expense, net	$72.6	$60.8	$199.3	$159.1

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$9.8	$15.4	$0.5	$0.6	$10.3	$16.0
Interest cost	0.2	0.2	3.1	2.0	0.6	0.5	3.9	2.7
Expected return on plan assets	—	—	(1.8)	(2.6)	—	—	(1.8)	(2.6)
Amortization of prior service cost (credit)	—	—	—	0.1	(1.4)	(1.5)	(1.4)	(1.4)
Amortization of net loss (gain)	(0.2)	0.4	0.3	1.1	—	—	0.1	1.5
Settlement loss recognized	—	—	—	—	—	—	—	—
Net periodic benefit cost (credit)	$—	$0.6	$11.4	$16.0	$(0.3)	$(0.4)	$11.1	$16.2

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$29.4	$24.5	$1.5	$1.5	$30.9	$26.0
Interest cost	0.5	1.5	9.3	4.7	1.8	1.4	11.6	7.6
Expected return on plan assets	—	(0.9)	(5.6)	(4.4)	—	—	(5.6)	(5.3)
Amortization of prior service cost (credit)	—	—	0.2	0.3	(4.2)	(4.5)	(4.0)	(4.2)
Amortization of net loss (gain)	(0.5)	1.4	1.0	3.3	(0.1)	—	0.4	4.7
Settlement loss recognized	—	15.9	—	—	—	—	—	15.9
Net periodic benefit cost (credit)	$—	$17.9	$34.3	$28.4	$(1.0)	$(1.6)	$33.3	$44.7

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

As of March 31, 2018 and June 30, 2017, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(80.4) and $(23.7) as of March 31, 2018 and June 30, 2017, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Foreign exchange forward contracts	$(0.2)	$(0.9)	$(0.4)	$(0.3)
Interest rate swap contracts	11.2	2.8	22.7	48.1
Net investment hedge	(23.7)	(9.0)	(56.7)	29.1
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $26.8 and $12.6 as of March 31, 2018 and June 30, 2017, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $11.8. As of March 31, 2018, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Foreign exchange forward contracts:
Net revenues	$0.3	$0.5	$0.7	$2.1
Cost of sales	0.2	(1.5)	0.7	(1.2)
Interest rate swap contracts:
Interest expense	$(2.2)	$(1.9)	$(3.1)	$(8.5)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Selling, general and administrative expenses	$(0.2)	$(2.3)	$(1.1)	$(1.9)
Interest expense, net	(7.0)	(5.9)	6.1	4.1
Other expense, net	(0.3)	(0.1)	(0.3)	(0.5)

13. EQUITY
Common Stock
As of March 31, 2018, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2018, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 750.5 million.
The Company’s largest stockholder is JAB Cosmetics B.V. (“JABC”), which owns approximately 39% of Coty’s Class A shares as of March 31, 2018. Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the nine months ended March 31, 2018, JABC acquired 14.9 million shares of Class A Common Stock in open market purchases on the New York Stock Exchange. The Company did not receive any proceeds from these stock purchases conducted by JABC.
Preferred Stock
As of March 31, 2018, total authorized shares of preferred stock are 20.0 million. The only class of Preferred Stock that is outstanding as of March 31, 2018 is the Series A Preferred Stock with a par value of $0.01 per share. As of March 31, 2018, total authorized shares of Series A Preferred Stock are 6.5 million and total outstanding shares of Series A Preferred Stock are 5.0 million. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law. Series A Preferred Stock were accounted for partially as a liability and partially as equity as of March 31, 2018.
Of the 5.0 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021, 0.3 million shares vest on February 16, 2022 and 1.0 million vest on November 16, 2022. As of March 31, 2018, the Company classified $2.3 Series A Preferred Stock as equity, and $5.6 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2018, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2018, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
The following dividends were declared during the nine months ended March 31, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
February 8, 2018	Quarterly	$0.125	February 28, 2018	$94.6	March 15, 2018	$93.8	$0.8
Fiscal 2018		$0.375		$283.6		$281.1	$2.5

(a) The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company decreased the dividend accrual recorded in a prior period by $0.8 to adjust for the payment of previously accrued dividends on RSUs that vested during the nine months ended March 31, 2018. Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2018. Total accrued dividends on unvested RSUs and phantom units of $1.0 and $4.6 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2018.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive (loss) income before reclassifications	15.5	(56.7)	574.9	(0.7)	533.0
Net amounts reclassified from AOCI/(L)	(1.3)	—	—	—	(1.3)
Net current-period other comprehensive (loss) income	14.2	(56.7)	574.9	(0.7)	531.7
Balance—March 31, 2018	$26.8	$(80.4)	$554.1	$35.6	$536.1

		Foreign Currency Translation Adjustments
	Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive (loss) income before reclassifications	40.7	29.1	(38.1)	0.4	32.1
Net amounts reclassified from AOCI/(L)	4.2	—	—	9.7	13.9
Net current-period other comprehensive (loss) income	44.9	29.1	(38.1)	10.1	46.0
Balance—March 31, 2017	$16.0	$26.6	$(202.1)	$(34.2)	$(193.7)

14. SHARE-BASED COMPENSATION PLANS
Total share-based compensation expense was $11.0 and $10.4 for the three months ended March 31, 2018 and 2017, respectively, and $29.0 and $22.7 for the nine months ended March 31, 2018 and 2017, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of March 31, 2018, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $39.7, $7.5 and $80.1, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 4.09, 3.60 and 3.48 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately nil and 3.8 million RSUs and other share awards during the three and nine months ended March 31, 2018, respectively, with a weighted-average grant date fair value per share of $16.54, which vests on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $6.2 and $4.4 for the three months ended March 31, 2018 and 2017, respectively, and $18.7 and $12.7 for the nine months ended March 31, 2018 and 2017, respectively.
Series A Preferred Stock
The Company granted nil and 1.0 million shares of Series A Preferred Stock during the three and nine months ended March 31, 2018, respectively. The Company recognized share-based compensation expense of $1.4 and $4.0 for the three months ended March 31, 2018 and 2017, respectively, and $1.0 and $3.3 for the nine months ended March 31, 2018 and 2017, respectively.

Non-Qualified Stock Options
The Company granted 0.5 million and 5.3 million non-qualified stock options during the three and nine months ended March 31, 2018, respectively. The Company recognized share-based compensation expense of $3.4 and $2.0 for the three months ended March 31, 2018 and 2017, respectively, and $9.3 and $6.7 for the nine months ended March 31, 2018 and 2017, respectively.
15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(77.0)	$(164.2)	$12.5	$(117.4)
Weighted-average common shares outstanding—Basic	750.1	747.3	749.4	607.9
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	1.3	—
Effect of restricted stock and RSUs (b)	—	—	2.4	—
Weighted-average common shares outstanding—Diluted	750.1	747.3	753.1	607.9
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.10)	$(0.22)	$0.02	$(0.19)
Diluted	(0.10)	(0.22)	0.02	(0.19)

(a)
For the nine months ended March 31, 2018, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 14.6 million shares of common stock were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2018 and the three and nine months ended March 31, 2017, no outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were included in the computation of diluted loss per share due to the net loss incurred during the respective periods.

(b)
For the nine months ended March 31, 2018, 2.7 million of outstanding RSUs were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2018 and the three and nine months ended March 31, 2017, no RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the respective periods.

16. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. The Company has determined such shares to be a Mandatorily Redeemable Financial Instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of March 31, 2018 and June 30, 2017, the liability amounted to $5.9 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $1.2 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of March 31, 2018 and June 30, 2017, the MRFI liability amounted to $49.2 and $49.3, respectively, of which $41.7 and $41.7, respectively, was recorded in Other noncurrent liabilities and $7.5 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
As of March 31, 2018, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.6% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.
Younique
On February 1, 2017, after the close of the acquisition, the pre-acquisition Younique membership holders had a 40% membership interest in Foundation which holds 100% of the units of Younique. On October 15, 2017, shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.7% increase to the noncontrolling interest ownership percentage. During the quarter ended March 31, 2018, additional shares of Foundation were issued and additional shares were forfeited under the program, resulting in a net decrease of 0.1% to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the nine months ended March 31, 2018 was recorded as an increase to RNCI of $7.6, a decrease in APIC of $7.4 and cash proceeds of $0.2. The Company accounts for the 40.6% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.4% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.6% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. corporate tax rate. The tax rate change was the primary driver of a $79.2 adjustment to the fair value of the RNCI balance for the quarter ended December 31, 2017. The Company recognized $601.3 and $481.6 as the redeemable noncontrolling interest balances as of March 31, 2018 and June 30, 2017, respectively.
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
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through March 31, 2018 amount to a total of R$250.0 million (approximately $75.0). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Noncontrolling Interests and Redeemable Noncontrolling Interests
Refer to Note 16—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests for commitments and contingencies related to certain interests the Company holds as of March 31, 2018.
18. SUBSEQUENT EVENTS
Offering of Senior Unsecured Notes
On April 5, 2018 the Company issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 million of 4.00% senior notes due 2023 (the “2023 Euro Notes”) and €250.0 million of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The net proceeds of this offering, together with borrowings under the Company’s 2018 Credit Agreement were used to repay in full and refinance the indebtedness outstanding under the Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith.
The Senior Unsecured Notes are senior unsecured debt obligations of the Company and will be pari passu in right of payment with all of the Company’s existing and future senior indebtedness (including the 2018 Credit Facilities described below). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors (as later defined). The Senior Unsecured Notes are senior unsecured obligations of the Company and are effectively junior to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
The 2026 Dollar Notes will mature on April 15, 2026. The 2026 Dollar Notes will bear interest at a rate of 6.50% per annum. Interest on the 2026 Dollar Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018.
The 2023 Euro Notes will mature on April 15, 2023 and the 2026 Euro Notes will mature on April 15, 2026. The 2023 Euro Notes will bear interest at a rate of 4.00% per annum, and the 2026 Euro Notes will bear interest at a rate of 4.75% per annum. Interest on the Euro Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018. In addition to the optional redemption outlined below, the Company may, at its option, redeem either series of the Euro Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount of the Euro Notes to be redeemed, together with any accrued and unpaid interest thereon to, but excluding, the redemption date, at any time, upon the occurrence of certain tax events.
Upon the occurrence of certain change of control triggering events with respect to a series of Senior Unsecured Notes, the Company will be required to offer to repurchase all or part of the Senior Unsecured Notes of such series at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date applicable to such Senior Unsecured Notes.
The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of assets and certain merger or consolidation transactions. The Notes also provide for customary events of default.
Optional Redemption
Applicable Premium
The indenture governing the Senior Unsecured Notes (the “Indenture”) specifies the Applicable Premium (as defined in the Indenture) to be paid upon early redemption of some or all of the 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes.
The Applicable Premium related to the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes on any redemption date and as calculated by the Company is the greater of:

(1)	1.0% of the then outstanding principal amount of the respective 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes; and

(2)
the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes that would apply if such 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes were redeemed on April 15, 2021, April 15, 2020 or April 15, 2021, respectively (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes to and including April 15, 2021, April 15, 2020 and April 15, 2021, respectively (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Notes or Bund Rate in the case of both the 2020 Euro Notes or 2026 Euro Notes (both Treasury Rate and Bund Rate as defined in the Indenture) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes.

Redemption Pricing
At any time and from time to time prior to April 15, 2021, April 15, 2020 and April 15, 2021, the Company may redeem some or all of the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, at redemption prices equal to 100% of the respective principal amounts being redeemed plus the Applicable Premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates.
At any time on or after April 15, 2021, April 15, 2020 and April 15, 2021, the Company may redeem some or all of the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

	Price
Year	2026 Dollar Notes	2023 Euro Notes	2026 Euro Notes
2020	N/A	102.0000%	N/A
2021	104.8750%	101.0000%	103.5625%
2022	103.2500%	100.0000%	102.3750%
2023	101.6250%	100.0000%	101.1875%
2024 and thereafter	100.0000%	N/A	100.0000%
In addition, at any time prior to April 15, 2021, April 15, 2020 and April 15, 2021, the Company may redeem up to 35% of the aggregate principal amounts of the outstanding 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, using the net cash proceeds from certain equity offerings at redemption prices (expressed as a percentage of the principal amount) of 106.50%, 104.00% and 104.75%, respectively, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates; provided that (i) at least 65% of the aggregate principal amount of 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, originally issued on the date of the Indenture remain outstanding after each such redemption, and (ii) notice of any such redemption is delivered to the Trustee within 90 days of the closing of each such equity offering.
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into the 2018 Coty Credit Agreement which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan A Facility and 2018 Coty Term Loan B Facility were issued at a 0.107% and 0.250% discount, respectively.
The 2018 Coty Credit Agreement provides that with respect to the 2018 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The net proceeds of the Senior Unsecured Notes and the 2018 Coty Credit Facilities were used to repay in full and refinance the indebtedness outstanding under the Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
The obligations of the Company under the 2018 Coty Credit Agreement are guaranteed by the material wholly-owned subsidiaries of the Company organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of the Company and the Guarantors under the 2018 Coty Credit Agreement are secured by a perfected first priority lien (subject to permitted liens) on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Dutch Borrower does not guarantee the obligations of the Company under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement.
Scheduled Amortization
The Company will make quarterly payments of 1.25% and 0.25%, beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:

•	LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three or six month rate, plus the applicable margin; or
•ABR plus the applicable margin.
In the case of the 2018 Coty Revolving Credit Facility and the 2018 Coty Term A Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	LIBOR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings S&P/Moody’s:	LIBOR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%
In the case of the USD portion of the 2018 Coty Term B Facility, the applicable margin means 2.25% per annum, in the case of LIBOR loans, and 1.25% per annum, in the case of ABR loans. In the case of the Euro portion of the 2018 Coty Term B Facility, the applicable margin means 2.50% per annum, in the case of EURIBOR loans.
In no event will LIBOR be deemed to be less than 0.00% per annum.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt under the 2018 Coty Credit Agreement, excluding capital lease obligations as of April 5, 2018, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$—
2019	199.7
2020	199.7
2021	199.7
2022	199.7
2023	4,005.8
Thereafter	3,182.0
Total	$7,986.6
Covenants
The 2018 Coty Credit Agreement contains affirmative and negative covenants. The negative covenants include, among other things, limitations on debt, liens, dispositions, investments, fundamental changes, restricted payments and affiliate transactions. With certain exceptions as described below, the 2018 Coty Credit Agreement includes a financial covenant that requires us to maintain a Total Net Leverage Ratio (as defined below), equal to or less than the ratios shown below for each respective test period.

Test Period Ending	Total Net Leverage Ratio(a)
June 30, 2018	5.50 to 1.00
September 30, 2018	5.50 to 1.00
December 31, 2018	5.50 to 1.00
March 31, 2019	5.25 to 1.00
June 30, 2019	5.25 to 1.00
September 30, 2019	5.00 to 1.00
December 31, 2019	5.00 to 1.00
March 31, 2020	4.75 to 1.00
June 30, 2020	4.75 to 1.00
September 30, 2020	4.50 to 1.00
December 31, 2020	4.50 to 1.00
March 31, 2021	4.25 to 1.00
June 30, 2021	4.25 to 1.00
September 30, 2021	4.00 to 1.00
December 31, 2021	4.00 to 1.00
March 31, 2022	4.00 to 1.00
June 30, 2022	4.00 to 1.00
September 30, 2022	4.00 to 1.00
December 31, 2022	4.00 to 1.00
March 31, 2023	4.00 to 1.00
June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement).
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period.
Quarterly Dividend
On May 9, 2018, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on June 14, 2018 to holders of record of Common Stock as of May 31, 2018.
Divestitures
The Company has completed its announced portfolio rationalization and, as a result, has completed the actions necessary to finalize the divestiture or termination of 14 brands in the two year period ended April 2018. All brands are reported in the Consumer Beauty and Luxury segments. On April 30, 2018, the Company signed an agreement to divest two brands (including related licenses, identified intangibles and goodwill) resulting in an estimated noncash loss of approximately $30.0.

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

Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, establishing the Company as a global leader and challenger in beauty, the Company’s future operations and financial performance (including brand relaunches, revenue and profit trends, and any outlook for the remainder of the fiscal year and future reporting periods), synergies from, performance of and integration of (including costs associated therewith) our recent acquisitions (including the P&G Beauty Business), ongoing and future cost-efficiency initiatives and the timing, presentation and cost of future cost saving and/or restructuring plans, strategic transactions (including mergers and acquisitions, joint ventures, divestitures, licenses and portfolio rationalizations), future liquidity, future performance in digital and e-commerce, dividends, and fiscal year and subsequent effective tax rates (including the future impact of the Tax Act). These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including:

•
our ability to achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including sell-through of our relaunched brands and reduction in discounts in certain markets) within the expected time frame or at all;

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

•
managerial, integration, operational, regulatory, legal and financial risks, including diversion of management attention to and management of, cash flows, and expenses and costs (including operating costs and capital expenses) associated with multiple strategic initiatives and internal reorganizations, including current and future business realignment or restructuring activities;

•
the continued integration of the P&G Beauty Business and other recent acquisitions with our business, operations, systems, financial data and culture and the ability to realize synergies, reduce costs and realize other potential efficiencies and benefits (including through the Company’s restructuring and business realignment programs to simplify processes and improve organizational agility) at the levels and at the costs and within the time frames currently contemplated or at all;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and luxury channels), shelf-space resets, compression of go-to-market cycles, changes in product and marketing requirements by retailers, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products;

•	changes in law (including the Tax Act), regulations and policies and/or the enforcement thereof that affect our business, financial performance, operations or its products;

•
our and our business partners' and licensors' abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives), public goodwill, and defend claims by third parties for infringement of intellectual property rights;

•
the effect of the divestiture and discontinuation of our non-core brands (including associated post-closing cost reduction programs) and rationalizing wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•
any unanticipated problems, liabilities or other challenges associated with an acquired business which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters;

•
our international operations and joint ventures, including enforceability and effectiveness of our joint venture agreements and reputational, compliance, regulatory, economic and foreign political risks, including difficulties and costs associated with maintaining compliance with a broad variety of complex domestic and international regulations;

•	our dependence on certain licenses (especially in our Luxury division), entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•
global political and/or economic uncertainties, disruptions or major regulatory changes, including the impact of Brexit, the current U.S. administration and recent changes in tariffs and other international trade regulations and the U.S. tax code;

•	the number, type, outcomes (by judgment, order or settlement) and costs of legal, compliance, tax, regulatory or administrative proceedings, and/or litigation;

•	our ability to manage seasonal and other variability and to anticipate future business trends and needs;

•
disruptions in operations, including due to disruptions in supply chain, restructurings and other business realignment activities, manufacturing or information technology systems, labor disputes, and natural disasters;

•
restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds, our ability to refinance or recapitalize debt, and changes in the manner in which we finance our debt and future capital needs, including potential acquisitions;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and our failure to comply with any privacy or data security laws (including the EU General Data Protection Regulation) or to protect against theft of customer, employee and corporate sensitive information;

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
We consistently introduce new products and support new and established products through our focus on strategic advertising and merchandising, which we must continuously develop and evolve in response to competitors’ new products and shifting consumer preferences in order to offset the gradual decline of demand for products that are later in their lifecycles. The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. We also continuously evaluate strategic transactions, new brand licenses and brand rationalizations in order to enhance our portfolio.
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
We experienced strong growth in our Luxury segment, sustained performance in our Professional segment and uneven performance in our Consumer Beauty segment. However, in certain categories, our revenues are declining faster than the category or despite category growth. We remain focused on stabilizing our business, particularly our Consumer Beauty segment, which has been affected by declines in distribution and reduction in shelf-space for certain brands. We continue addressing these challenges through brand repositioning, innovation, in-store execution and end-to-end digital capabilities.
Specifically, in connection with the P&G Beauty Business acquisition, we anticipated costs of approximately $1.2 billion of operating expenses and approximately $500 million of capital expenditures related to restructuring, integrating and optimizing the combined organization (“Global Integration Activities”). In the third quarter of fiscal 2018, we expanded the final stage of our integration plan by approximately $100 million of operating expenses for a total of approximately $1.3 billion. Through March 31, 2018, we incurred life-to-date Global Integration Activities expenditures of approximately $1,050 million and $300 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2021. Further, in connection with the acquisition of the P&G Beauty Business, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and selling, general, and administrative savings through fiscal 2020. We realized cumulative synergies of approximately 20% in fiscal 2017, and we expect to cumulatively generate approximately 50% of the net synergies throughout fiscal 2018, approximately 80% through fiscal 2019 and the full $750 million through fiscal 2020.
Following our recent acquisitions, we continue to analyze our cost structure and evaluate opportunities to streamline operations. We have approved additional initiatives, referred to as “2018 Restructuring Actions”, and we are continuing to evaluate other initiatives designed to simplify processes, reduce costs and improve organizational agility.
We have completed our announced portfolio rationalization and, as a result, we have completed the actions necessary to finalize the divestiture or termination of 14 brands in the two year period ended April 2018. All brands are reported in our Consumer Beauty and Luxury segments.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended March 31, 2018 As Compared To Three Months Ended March 31, 2017 and Nine Months Ended March 31, 2018 As Compared To Nine Months Ended March 31, 2017.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Basis of Presentation of Acquisitions, Divestitures and Terminations

We closed the following acquisitions, divestiture and termination during the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations: (i) the acquisition of the P&G Beauty Business during the second quarter of fiscal 2017, (ii) the acquisition of ghd during the second quarter of fiscal 2017, (iii) the acquisition of Younique during the third quarter of fiscal 2017, (iv) the divestiture of one of our fragrance brands in the third quarter of fiscal 2017, (v) the acquisition of the global license rights and other assets related to the Burberry Beauty Business during the second quarter of fiscal 2018 and (vi) the termination of one of our fragrance licenses in the third quarter of fiscal 2018. The termination and divestiture had an inconsequential impact on our results for the periods ended March 31, 2018 and 2017, respectively.
During the period when we complete an acquisition, divestiture or termination, the financial results of the current period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of (i) acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) divested or terminated brands or business in the prior year period to maintain comparable financial results with the current year period. When used herein, the term “Acquisitions” refers to the financial contributions during the period that are not comparable to the prior period as a result of the acquisitions.
THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2017
NET REVENUES
In the three months ended March 31, 2018, net revenues increased 9%, or $190.6, to $2,222.7 from $2,032.1 in the three months ended March 31, 2017. The incremental net revenues from the acquisitions of Younique and the Burberry Beauty Business comprised 3% of the total change in net revenues in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues increased 6%, or $123.3, to $2,155.4 in the three months ended March 31, 2018 from $2,032.1 in the three months ended March 31, 2017, reflecting a positive price and mix impact of 7% and a positive foreign currency exchange translation impact of 6%, offset by a decrease in unit volume of 7%.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2018	2017	Change %
Net revenues
Luxury	$752.5	$634.6	19%
Consumer Beauty	1,021.7	988.6	3%
Professional Beauty	448.5	408.9	10%
Total	$2,222.7	$2,032.1	9%
Luxury
In the three months ended March 31, 2018, net revenues from the Luxury segment increased 19%, or $117.9, to $752.5 from $634.6 in the three months ended March 31, 2017. The acquisition of the Burberry Beauty Business comprised 6% of the total change in net revenues for the segment in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the acquisition of the Burberry Beauty Business, net revenues from the Luxury segment increased 13%, or $81.9, to $716.5 in the three months ended March 31, 2018, from $634.6 in the three months ended March 31, 2017 reflecting an increase in unit volume of 5%, a positive foreign currency exchange translation impact of 7%, and a positive price and mix impact of 1%. The increase primarily reflects (i) higher net revenues from fragrances driven by: (i) launches of Tiffany & Co. and Gucci Bloom fragrances, (ii) higher net revenues from Calvin Klein due to the launch of Obsessed by Calvin Klein and higher net revenues from CK One due to a successful campaign in third quarter of fiscal 2018 and (iii) higher net revenues from Chloé due to the launch of Chloé Nomade which launched in the third quarter of fiscal 2018.

Consumer Beauty
In the three months ended March 31, 2018, net revenues from the Consumer Beauty segment increased 3%, or $33.1, to $1,021.7 from $988.6 in the three months ended March 31, 2017. The incremental net revenues from the acquisition of Younique comprised 3% of the total change in net revenues for the segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Excluding the incremental net revenues from the acquisition of Younique, net revenues from the Consumer Beauty segment remained relatively consistent with an increase of $1.8, to $990.4 in the three months ended March 31, 2018, from $988.6 in the three months ended March 31, 2017 reflecting a positive price and mix impact of 7% and a positive foreign currency exchange translation impact of 4% offset by a decrease in unit volume of 11%. The change in net revenues primarily reflects (i) higher net revenues from Nautica due to increased volume through value distribution channels, (ii) higher net revenues from Max Factor primarily reflecting increased distribution in China and (iii) higher net revenues from Guess primarily driven by the timing of shipments. These increases were offset by (i) a decline in net revenues from CoverGirl due to declines in existing product lines as well as declines in the mass color cosmetics category (ii) a decrease in net revenues from Monange due to a reduction in volume in Brazil in response to decreased sales discounts in the third quarter of fiscal 2018 and (iii) overall declines in the hair retail category from existing product lines.
Professional Beauty
In the three months ended March 31, 2018, net revenues from the Professional Beauty segment increased 10%, or $39.6, to $448.5 from $408.9 in the three months ended March 31, 2017, primarily reflecting a positive foreign currency exchange translation impact of 8% and an increase in unit volume of 4%, offset by a negative price and mix impact of 2% as a result of unfavorable regional, channel and promotional mix. The increase in this segment primarily reflects higher net revenues from OPI driven by the launch of the OPI ProHealth GelColor System as well as an increase in the professional product line of Wella hair products due to the launch of Wellaplex. These increases were partially offset by declines in smaller hair care brands.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended March 31,
(in millions)	2018	2017	Change %
Net revenues
North America	$712.8	$685.1	4%
Europe	976.5	848.4	15%
ALMEA	533.4	498.6	7%
Total	$2,222.7	$2,032.1	9%
North America
In the three months ended March 31, 2018, net revenues in North America increased 4%, or $27.7, to $712.8 from $685.1 in the three months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, net revenues in North America decreased 1%, or $6.4, to $678.7 in the three months ended March 31, 2018 from $685.1 in the three months ended March 31, 2017, primarily due to lower revenues in the U.S. from the color cosmetics category. The decline in color cosmetics primarily reflects: (i) lower net revenues from CoverGirl primarily due to declines in existing product lines, as well as declines in the mass color cosmetics category, (ii) lower revenues from Rimmel as declines in revenues from existing product lines offset current year launch activity. The decline in revenues in the region was partially offset by (i) higher revenues driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances, and (ii) higher revenues in mass fragrances, primarily from Nautica due to an increased volume through value distribution channels. There was no impact from foreign currency exchange translations during the period.
Europe
In the three months ended March 31, 2018, net revenues in Europe increased 15%, or $128.1, to $976.5 from $848.4 in the three months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, net revenues in Europe increased 12%, or $104.6, to $953.0 in the three months ended March 31, 2018 from $848.4 in the three months ended March 31, 2017, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances resulting in higher net revenues in Western Europe including the U.K., Spain, and France, (ii) higher revenues from Calvin Klein due to the launch of Obsessed by Calvin Klein and higher net revenues from CK One across the region, and

(iii) higher net revenues from mass fragrances across the region. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 12%, net revenues in Europe remained consistent with the prior year.
ALMEA
In the three months ended March 31, 2018, net revenues in ALMEA increased 7%, or $34.8, to $533.4 from $498.6 in the three months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, net revenues in ALMEA increased 5%, or $25.1, to $523.7 in the three months ended March 31, 2018 from $498.6 in the three months ended March 31, 2017, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances resulting in higher revenues across the region, (ii) higher revenues from mass fragrances, driven by Nautica, and (iii) higher revenues from color cosmetics, driven by Max Factor in China. These increases were partially offset by lower revenues in the body care and retail hair categories in Brazil. The lower revenues in Brazil are primarily due to a reduction in volume in Brazil in response to decreased sales discounts in the third quarter of fiscal 2018. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 2%, revenues in ALMEA increased 3%.

COST OF SALES
In the three months ended March 31, 2018, cost of sales remained consistent with the prior year period with a decrease of $3.7, to $812.4 from $816.1 in the three months ended March 31, 2017. Cost of sales as a percentage of revenues decreased to 36.6% in the three months ended March 31, 2018 from 40.2% in the three months ended March 31, 2017, resulting in a gross margin improvement of approximately 360 basis points primarily due to (i) a lower negative impact from the revaluation of acquired inventory from the acquisition of the Burberry Beauty Business in three months ended March 31, 2018 as compared to the negative impact from the revaluation of acquired inventory from the acquisitions of the P&G Beauty Business, ghd and Younique in the three months ended March 31, 2017, (ii) continued contribution from our supply chain savings program, and (iii) a decrease in volumes from our lower-margin Consumer Beauty products in Brazil, and the corresponding incremental mix of higher-margin Luxury products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2018, selling, general and administrative expenses increased 15%, or $159.9, to $1,252.3 from $1,092.4 in the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 56.3% in the three months ended March 31, 2018 from 53.8% in the three months ended March 31, 2017, or approximately 250 basis points. This increase primarily reflects approximately 150 basis points related to higher administrative costs and approximately 100 basis points related to higher advertising and consumer promotion spending. The higher administrative costs as a percentage of net revenues are primarily due to (i) incremental consulting and third-party outsourcing expenses and (ii) increased depreciation expense for technological infrastructure which was placed into service with the successful completion of TSA exits from the P&G Beauty Business in the first quarter of fiscal 2018. The higher advertising and consumer promotion spending as a percentage of net revenues is primarily due to the incremental investment for product launches and brand relaunches, including CoverGirl, Clairol, Tiffany & Co., Gucci Bloom and Chloé Nomade.

OPERATING INCOME (LOSS)
In the three months ended March 31, 2018, operating income increased by greater than 100%, or $212.4, to $19.9 from $(192.5) in the three months ended March 31, 2017. Operating margin, or operating income as a percentage of net revenues, increased to 0.9% in the three months ended March 31, 2018 as compared to (9.5%) in the three months ended March 31, 2017. This margin increase of approximately 1,040 basis points reflects approximately 580 basis points related to lower restructuring costs, 360 basis points related to lower cost of sales, 270 basis points related to lower acquisition related costs, and 80 basis points related to lower amortization expense, partially offset by approximately 250 basis points related to higher selling, general and administrative costs.

Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2018	2017	Change %
Operating income (loss)
Luxury	$59.4	$60.9	(2%)
Consumer Beauty	64.2	63.0	2%
Professional Beauty	11.4	(18.2)	>100%
Corporate	(115.1)	(298.2)	61%
Total	19.9	(192.5)	>100%
Luxury
In the three months ended March 31, 2018, operating income for Luxury decreased 2%, or $1.5, to $59.4 from $60.9 in the three months ended March 31, 2017. Operating margin decreased to 7.9% of net revenues in the three months ended March 31, 2018 as compared to 9.6% in the three months ended March 31, 2017, primarily reflecting higher amortization expense as a percentage of net revenues.
Consumer Beauty
In the three months ended March 31, 2018, operating income for Consumer Beauty increased 2%, or $1.2, to $64.2 from $63.0 in the three months ended March 31, 2017. Operating margin decreased to 6.3% of net revenues in the three months ended March 31, 2018 as compared to 6.4% in the three months ended March 31, 2017, primarily reflecting higher selling, general and administrative costs as a percentage of net revenues partially offset by lower amortization expense as a percentage of net revenues and lower cost of sales as a percentage of net revenues.
Professional Beauty
In the three months ended March 31, 2018, operating income for Professional Beauty increased by greater than 100%, or $29.6, to $11.4 from $(18.2) in the three months ended March 31, 2017. Operating margin increased to 2.5% of net revenues in the three months ended March 31, 2018 as compared to (4.5)% in the three months ended March 31, 2017, primarily reflecting lower selling, general and administrative costs as a percentage of net revenues, lower cost of sales as a percentage of net revenues, and lower amortization expense as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2018, the operating loss for Corporate was $(115.1) compared to $(298.2) in the three months ended March 31, 2017, as described under “Adjusted Operating Income for Coty Inc.” below.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$59.4	$(41.0)	$100.4
Consumer Beauty	64.2	(33.1)	97.3
Professional Beauty	11.4	(18.7)	30.1
Corporate	(115.1)	(115.1)	—
Total	19.9	(207.9)	227.8

	Three Months Ended March 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$60.9	$(25.2)	$86.1
Consumer Beauty	63.0	(58.5)	121.5
Professional Beauty	(18.2)	(18.9)	0.7
Corporate	(298.2)	(298.2)	—
Total	(192.5)	(400.8)	208.3

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

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Three Months Ended March 31,
(in millions)	2018	2017	Change %
Reported operating income (loss)	$19.9	$(192.5)	>100%
% of net revenues	0.9%	(9.5%)
Restructuring and other business realignment costs	111.0	175.9	(37%)
Amortization expense	92.8	102.6	(10%)
Costs related to acquisition activities	4.1	122.3	(97%)
Total adjustments to reported operating income	207.9	400.8	(48%)
Adjusted operating income	$227.8	$208.3	9%
% of net revenues	10.2%	10.3%
In the three months ended March 31, 2018, adjusted operating income increased 9%, or $19.5, to $227.8 from $208.3 in the three months ended March 31, 2017. Adjusted operating margin decreased to 10.2% of net revenues in the three months ended March 31, 2018 from 10.3% in the three months ended March 31, 2017, driven by approximately 100 basis points related to lower cost of sales as a percentage of net revenues, partially offset by approximately 100 basis points related to higher selling, general and administrative costs as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 9%.
Amortization Expense
In the three months ended March 31, 2018, amortization expense decreased to $92.8 from $102.6 in the three months ended March 31, 2017, primarily as a result of the Acquisitions. In the three months ended March 31, 2018, amortization expense of $41.0, $33.1, and $18.7 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended March 31, 2017, amortization expense of $25.2, $58.5, and $18.9 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and evaluate opportunities to streamline operations.
Approximately $30.0 of pre-tax restructuring and related costs associated with the 2018 Restructuring Actions have been approved as of March 31, 2018.
In the three months ended March 31, 2018, we incurred restructuring and other business structure realignment costs of $111.0, as follows:

•	We incurred restructuring costs of $42.7 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $68.3 primarily related to our Global Integration Activities and certain other programs. This amount includes $51.8 reported in selling, general and administrative expenses and $16.5 reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the three months ended March 31, 2017, we incurred restructuring and other business structure realignment costs of $175.9, as follows:

•	We incurred restructuring costs of $155.8 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $20.1 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. Of this amount, $12.0 is included in selling, general and administrative expenses and $8.1 is included in cost of sales.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Costs Related to Acquisition Activities
In the three months ended March 31, 2018, we incurred $4.1 of costs related to acquisition activities. We recognized acquisition-related costs of $2.6 included in the Condensed Consolidated Statements of Operations. These costs may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. We also incurred approximately $1.5 in cost of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of the Burberry Beauty Business in the Condensed Consolidated Statements of Operations.
In the three months ended March 31, 2017, we incurred $122.3 of costs related to acquisition activities. We recognized acquisition-related costs of $57.7, included in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal and consulting fees in connection with the acquisition of the P&G Beauty Business. We also incurred $28.3, $22.2 and $12.7 in cost of sales primarily reflecting revaluation of acquired inventory in connection with the acquisition of ghd, Younique and the P&G Beauty Business in the Condensed Consolidated Statements of Operations.
In all reported periods, all costs related to acquisition activities were reported in Corporate.
INTEREST EXPENSE, NET
In the three months ended March 31, 2018, Interest expense, net was $72.6 as compared with $60.8 in the three months ended March 31, 2017. This increase is primarily due to higher average debt balances and increased average interest rates.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2018 and 2017 was (7.9%) and 36.9% respectively. The negative effective tax rate in the three months ended March 31, 2018 results from reporting a loss before income taxes but a provision for income taxes while the positive effective tax rate in the three months ended March 31, 2017 results from reporting a loss before income taxes and a benefit for income taxes. The change in effective tax rate for the three months ended March 31, 2018, as compared to the prior period, results from the impact of the Tax Act and a lower level of uncertain tax position reserve releases due to the expiration of foreign statutes of limitations in the current period.
As of January 1, 2018, the U.S. federal statutory rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower rate will be phased in, resulting in a blended rate of approximately 28% for the fiscal year ending June 30, 2018 (see Note 2—Summary of Significant Accounting Policies—Tax Information for more information on the U.S. tax law change). The effective income tax rates vary from the blended rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported income (loss) before income taxes	$(55.7)	$4.4	(7.9%)	$(252.8)	$(93.4)	36.9%
Adjustments to reported operating income (a) (b)	207.9	31.8		400.8	126.3
Adjusted income before income taxes	$152.2	$36.2	23.8%	$148.0	$32.9	22.2%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

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

The adjusted effective tax rate was 23.8% for the three months ended March 31, 2018 compared to 22.2% for the three months ended March 31, 2017. The differences were primarily due to the expiration of foreign statutes of limitations.
NET LOSS ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $(77.0) in the three months ended March 31, 2018 as compared to $(164.2) in the three months ended March 31, 2017. This decrease primarily reflects higher operating income offset by higher interest expense and a lower tax benefit.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2018	2017	Change %
Reported net loss attributable to Coty Inc.	$(77.0)	$(164.2)	53%
% of net revenues	(3.5%)	(8.1%)
Adjustments to reported operating income (a)	207.9	400.8	(48%)
Adjustments to noncontrolling interests (b)	(2.9)	—	N/A
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(31.8)	(126.3)	75%
Adjusted net income attributable to Coty Inc.	$96.2	$110.3	(13%)
% of net revenues	4.3%	5.4%
Per Share Data
Adjusted weighted-average common shares
Basic	750.1	747.3
Diluted	754.0	751.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.13	$0.15
Diluted	0.13	0.15

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

NINE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2017
NET REVENUES
In the nine months ended March 31, 2018, net revenues increased 31%, or $1,689.6, to $7,098.6 from $5,409.0 in the nine months ended March 31, 2017. The acquisition of the P&G Beauty Business comprised 19% of total net revenues for the period and the acquisitions of Younique, ghd and the Burberry Beauty Business combined comprised 7% of total net revenue change for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. Excluding the incremental net revenues from the Acquisitions, total net revenues increased 5%, or $282.3, to $5,675.3 in the nine months ended March 31, 2018 from $5,393.0 in the nine months ended March 31, 2017, reflecting a positive foreign currency exchange translation impact of 4% and a positive price and mix impact of 4% offset by a decrease in unit volume of 3%.
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2018	2017	Change %
Net revenues
Luxury	$2,468.1	$1,918.6	29%
Consumer Beauty	3,203.7	2,562.2	25%
Professional Beauty	1,426.8	928.2	54%
Total	$7,098.6	$5,409.0	31%
Luxury
In the nine months ended March 31, 2018, net revenues from the Luxury segment increased 29%, or $549.5, to $2,468.1 from $1,918.6 in the nine months ended March 31, 2017. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 16% of the total change in net revenues for the segment, and the acquisition of the Burberry Beauty Business comprised 2% of the total change in net revenues for the segment in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Luxury segment increased 11%, or $210.5, to $2,129.1 in the nine months ended March 31, 2018 from $1,918.6 in the nine months ended March 31, 2017, reflecting a positive foreign currency exchange translation impact of 5%, a positive price and mix impact of 3%, and an increase in unit volume of 3%. The increase primarily reflects greater net revenues from fragrances driven by: (i) launches of Tiffany & Co. and Gucci Bloom and (ii) higher net revenues from Calvin Klein due to the launch of Obsessed by Calvin Klein and higher net revenues from CK One due to a successful campaign in third quarter of fiscal 2018 and (iii) incremental net revenues from Hugo Boss primarily driven by Boss Bottled, Boss the Scent and (iv) the positive impact of foreign exchange.
Consumer Beauty
In the nine months ended March 31, 2018, net revenues from the Consumer Beauty segment increased 25%, or $641.5, to $3,203.7 from $2,562.2 in the nine months ended March 31, 2017. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 16% of total net revenue change for the segment, and the acquisition of Younique comprised 9% of the total net revenue change for the segment in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Consumer Beauty segment remained consistent with the prior year period with an increase of $3.0 to $2,565.2 in the nine months ended March 31, 2018 from $2,562.2 in the nine months ended March 31, 2017, reflecting a positive foreign currency exchange translation impact of 4% and a positive price and mix impact of 1% offset by a decrease in unit volume of 5%. The change in net revenues primarily reflects (i) higher net revenues from Nautica due to increased volume through value distribution channels, (ii) higher net revenues from Max Factor primarily reflecting increased distribution in China and (iii) higher net revenues from Guess primarily driven by the timing of shipments. These increases were offset by (i) a decline in net revenues from CoverGirl due to declines in existing product lines, declines in the mass color cosmetics category and increased markdowns and trade spending associated with the CoverGirl brand relaunch which began in the second quarter of fiscal 2018, (ii) lower net revenues from Playboy due to lower launch activity for fiscal 2018 and declines in existing product lines and (iii) lower net revenues from Sally Hansen due lower launch activity in the first two quarters of fiscal 2018 and declines in existing product lines.

Professional Beauty
In the nine months ended March 31, 2018, net revenues from the Professional Beauty segment increased 54%, or $498.6, to $1,426.8 from $928.2 in the nine months ended March 31, 2017. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 35% of the total net revenue change for the segment, and incremental net revenues from the acquisition of ghd comprised 11% of the total net revenues for the segment in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. Excluding the incremental net revenues from the Acquisitions, total net revenues from the Professional Beauty segment increased 8%, or $68.8, to $981.0 in the nine months ended March 31, 2018 from $912.2 in the nine months ended March 31, 2017, reflecting a positive foreign currency exchange translation impact of 6%, an increase in unit volume of 2% and no impact from price and mix. The increase in this segment primarily reflects higher net revenues from OPI driven by the launch of the OPI ProHealth GelColor System as well as an increase in the professional product line of Wella hair products due to the launch of Wellaplex. These increases were partially offset by declines in smaller hair care brands.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Nine Months Ended March 31,
(in millions)	2018	2017	Change %
Net revenues
North America	$2,205.2	$1,727.4	28%
Europe	3,242.5	2,429.4	33%
ALMEA	1,650.9	1,252.2	32%
Total	$7,098.6	$5,409.0	31%
North America
In the nine months ended March 31, 2018, net revenues in North America increased 28%, or $477.8, to $2,205.2 from $1,727.4 in the nine months ended March 31, 2017, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in North America decreased 3%, or $54.4, to $1,673.0 in the nine months ended March 31, 2018 from $1,727.4 in the nine months ended March 31, 2017, primarily due to lower net revenues in the U.S. from the color cosmetics category. The decline in color cosmetics primarily reflects: (i) lower revenues from CoverGirl primarily due to declines in existing product lines, as well as declines in the mass color cosmetics category, (ii) lower revenues from Rimmel as declines in revenues from existing product lines did not offset current year launch activity, and (iii) lower revenues from Sally Hansen due to lower launch activity and declines in existing product lines. The decline in revenues in the region was partially offset by (i) higher revenues driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances, and (ii) higher revenues in mass fragrances, primarily from Nautica due to an increased volume through the value distribution channels. There was no impact from foreign currency exchange translations during the period.
Europe
In the nine months ended March 31, 2018, net revenues in Europe increased 33%, or $813.1, to $3,242.5 from $2,429.4 in the nine months ended March 31, 2017, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in Europe increased 8%, or $196.9, to $2,610.3 in the nine months ended March 31, 2018 from $2,413.4 in the nine months ended March 31, 2017, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances resulting in higher revenues in Western Europe including the U.K., Spain, and Germany, and (ii) higher revenues from mass fragrances across the region. These increases were partially offset by declines in Playboy in Western Europe, including France and Germany. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 9%, net revenues in Europe declined 1% compared to the prior year.
ALMEA
In the nine months ended March 31, 2018, net revenues in ALMEA increased 32%, or $398.7, to $1,650.9 from $1,252.2 in the nine months ended March 31, 2017, primarily due to the impact of the Acquisitions. Excluding the incremental net revenues from the Acquisitions, net revenues in ALMEA increased 11%, or $139.8, to $1,392.0 in the nine months ended March 31, 2018 from $1,252.2 in the nine months ended March 31, 2017, primarily due to: (i) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances resulting in higher revenues across the region, (ii) higher revenues from mass fragrances in Southeast Asia, driven by Nautica, and (iii) higher revenues from color cosmetics, driven by Max Factor in China. Excluding the impact of the Acquisitions and the positive foreign currency exchange translations impact of 2%, net revenues in ALMEA increased 9%.

COST OF SALES
In the nine months ended March 31, 2018, cost of sales increased 26%, or $558.5, to $2,711.7 from $2,153.2 in the nine months ended March 31, 2017. Cost of sales as a percentage of net revenues decreased to 38.2% in the nine months ended March 31, 2018 from 39.8% in the nine months ended March 31, 2017, resulting in a gross margin improvement of approximately 160 basis points primarily reflecting (i) the acquisitions of higher margin businesses in fiscal 2017 including the P&G Beauty Business and Younique, (ii) a lower negative impact from the revaluation of acquired inventory from the Burberry Beauty Business and Younique acquisitions in nine months ended March 31, 2018 as compared to the negative impact from the revaluation of acquired inventory from the acquisitions of the P&G Beauty Business, ghd and Younique in the nine months ended March 31, 2017, (iii) a decrease in volumes from lower-margin Consumer Beauty products in Brazil, and the corresponding higher mix of higher-margin Luxury products, and (iv) continued contribution from our supply chain savings program. These improvements were partially offset by the negative impact of accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities Program, and the negative impact of increased markdowns and trade spending associated with the CoverGirl brand relaunch which began in the second quarter of fiscal 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2018, selling, general and administrative expenses increased 37.3%, or $1,022.5, to $3,764.0 from $2,741.5 in the nine months ended March 31, 2017. Selling, general and administrative expenses as a percentage of net revenues increased to 53.0% in the nine months ended March 31, 2018 from 50.7% in the nine months ended March 31, 2017, or approximately 230 basis points. This increase primarily reflects approximately 240 basis points related to higher administrative costs and approximately 20 basis points related to negative transactional foreign currency exchange impacts, partially offset by 30 basis points related to lower advertising and consumer promotion spending. The higher administrative costs as a percentage of net revenues are primarily due to (i) incremental consulting and third-party outsourcing expenses and (ii) increased depreciation expense for technological infrastructure which was placed into service with the successful completion of TSA exits from the P&G Beauty Business in the first quarter of fiscal 2018. The lower advertising and consumer promotion spending as a percentage of net revenues are primarily due to decreased spending in Rimmel and Sally Hansen.
OPERATING INCOME (LOSS)
In the nine months ended March 31, 2018, operating income increased greater than 100%, or $381.8 to $223.0 from $(158.8) in the nine months ended March 31, 2017. Operating margin, or operating income as a percentage of net revenues, increased to 3.1% in the nine months ended March 31, 2018 as compared to (2.9)% in the nine months ended March 31, 2017. This margin increase of approximately 600 basis points primarily reflects approximately 420 basis points related to lower acquisition related costs, approximately 220 basis points related to lower restructuring costs, approximately 160 basis points related to lower cost of sales, approximately 30 basis points related to lower amortization expense, partially offset by approximately 230 basis points related to higher selling, general and administrative costs.
Operating Income by Segment

	Nine Months Ended March 31,
(in millions)	2018	2017	Change %
Operating income (loss)
Luxury	$201.2	$203.6	(1%)
Consumer Beauty	225.4	178.6	26%
Professional Beauty	83.2	81.5	2%
Corporate	(286.8)	(622.5)	54%
Total	223.0	(158.8)	>100%
Luxury
In the nine months ended March 31, 2018, operating income for Luxury decreased 1%, or $2.4, to $201.2 from $203.6 in the nine months ended March 31, 2017. Operating margin decreased to 8.2% of net revenues in the nine months ended March 31, 2018 as compared to 10.6% in the nine months ended March 31, 2017, primarily reflecting higher selling, general and administrative costs as a percentage of net revenues and higher amortization expense as a percentage of net revenues partially offset by lower cost of sales as a percentage of net revenues.
Consumer Beauty
In the nine months ended March 31, 2018, operating income for Consumer Beauty increased 26%, or $46.8, to $225.4 from $178.6 in the nine months ended March 31, 2017. Operating margin remained consistent at 7.0% of net revenues in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017, primarily reflecting higher selling, general and administrative costs as a percentage of net revenues offset by lower amortization expense as a percentage of net revenues.
Professional Beauty
In the nine months ended March 31, 2018, operating income for Professional Beauty increased by 2%, or $1.7, to $83.2 from $81.5 in the nine months ended March 31, 2017. Operating margin decreased to 5.8% of net revenues in the nine months ended March 31, 2018 as compared to 8.8% in the nine months ended March 31, 2017, primarily reflecting higher selling, general and administrative costs as a percentage of net revenues and higher cost of sales as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2018, the operating loss for Corporate was $(286.8) compared to $(622.5) in the nine months ended March 31, 2017, as described under “Adjusted Operating Income for Coty Inc.” below.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$201.2	$(114.5)	$315.7
Consumer Beauty	225.4	(92.1)	317.5
Professional Beauty	83.2	(54.0)	137.2
Corporate	(286.8)	(286.8)	—
Total	223.0	(547.4)	770.4

	Nine Months Ended March 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$203.6	$(70.6)	$274.2
Consumer Beauty	178.6	(110.9)	289.5
Professional Beauty	81.5	(37.5)	119.0
Corporate	(622.5)	(622.5)	—
Total	(158.8)	(841.5)	682.7

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “adjusted operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2018	2017	Change %
Reported operating income (loss)	$223.0	$(158.8)	>100%
% of net revenues	3.1%	(2.9)%
Amortization expense	260.6	219.0	19%
Restructuring and other business realignment costs	217.2	210.9	3%
Costs related to acquisition activities	69.6	395.7	(82%)
Pension settlement charges	—	15.9	(100%)
Total adjustments to reported operating income	547.4	841.5	(35%)
adjusted operating income	$770.4	$682.7	13%
% of net revenues	10.9%	12.6%
Adjusted operating income in the nine months ended March 31, 2018 increased 13%, or $87.7, to $770.4 from $682.7 in the nine months ended March 31, 2017. Adjusted operating margin decreased to 10.9% of net revenues in the nine months ended March 31, 2018 as compared to 12.6% in the nine months ended March 31, 2017, primarily driven by approximately 160 basis points related to higher selling, general and administrative costs as a percentage of net revenues and approximately 10 basis points related to higher cost of sales as a percentage of net revenues.
Amortization Expense
In the nine months ended March 31, 2018, amortization expense increased to $260.6 from $219.0 in the nine months ended March 31, 2017 primarily as a result of the Acquisitions. In the nine months ended March 31, 2018, amortization expense of $114.5, $92.1, and $54.0 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In the nine months ended March 31, 2017, amortization expense of $70.6, $110.9, and $37.5 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and evaluate opportunities to streamline operations.
Approximately $30.0 of pre-tax restructuring and related costs associated with the 2018 Restructuring Actions have been approved as of March 31, 2018.
In the nine months ended March 31, 2018, we incurred restructuring and other business structure realignment costs of $217.2, as follows:

•	We incurred restructuring costs of $75.6 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $141.6 primarily related to our Global Integration Activities and certain other programs. Of this amount $104.4 is included in selling, general and administrative expenses and $37.2 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the nine months ended March 31, 2017, we incurred restructuring and other business structure realignment costs of $210.9 as follows:

•	We incurred Restructuring costs of $179.0 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $31.9 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. Of this amount, $20.4 is included in selling, general and administrative expenses, $11.5 is included in cost of sales.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Costs Related to Acquisition Activities
In the nine months ended March 31, 2018, we incurred $69.6 of costs related to acquisition activities. We recognized acquisition-related costs of $63.7 included in the Condensed Consolidated Statements of Operations. These costs were primarily incurred in connection with the acquisition of P&G Beauty Business. These costs include amounts paid for external consulting fees and internal costs for converting the data received from P&G during the transition period to satisfy the Company’s internal and external financial reporting, regulatory and other requirements, as well as legal, accounting, and valuation services, and fees paid directly to P&G. We also incurred $3.5 and $2.4 in costs of sales primarily reflecting revaluation of acquired inventory in connection with the acquisitions of Younique and the Burberry Beauty Business, respectively, in the Condensed Consolidated Statements of Operations.
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
Pension Settlement Charges
In the nine months ended March 31, 2018, there were no pension settlement charges.
In the nine months ended March 31, 2017, we incurred charges of $15.9 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016, in addition to the purchase of annuity contracts from a third-party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during the nine months ended March 31, 2017. The settlement charge of $15.9, for the nine months ended March 31, 2017, is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss).
Pension settlement charges were reported in Corporate.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2018, interest expense, net was $199.3 as compared with $159.1 in the nine months ended March 31, 2017. This increase is primarily due to higher average debt balances and increased average interest rates.
OTHER EXPENSE (INCOME), NET
We incurred $10.1 and $0.2 of other expense in the nine months ended March 31, 2018 and 2017, respectively. The other expense is primarily associated with the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance associated with a certain Southeast Asian subsidiary.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2018 and 2017 was (211.8)% and 69.3%, respectively. The negative effective tax rate in the nine months ended March 31, 2018 results from reporting income before incomes taxes but a benefit for income taxes while the positive effective tax rate in the nine months ended March 31, 2017 reflects a loss before income taxes and a benefit for income taxes. The change in the effective tax rate for the nine months ended March 31, 2018, as compared to the prior period, results from (i) the resolution of foreign uncertain tax positions of approximately $43.0 ($41.8 in tax and $1.2 in interest) in the current period and (ii) the release of a valuation allowance of $111.2 in the U.S. as a result of The Procter & Gamble Company’s (“P&G”) Beauty Business acquisition in the prior period.
As of January 1, 2018, the U.S. federal statutory rate decreased from 35% to 21%. As the Company has a June 30 fiscal year-end, the lower rate will be phased in, resulting in a blended rate of approximately 28% for the fiscal year ending June 30, 2018 (see Note 2—Summary of Significant Accounting Policies—Tax Information for more information on the U.S. tax law change). The effective income tax rates vary from the blended rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2018			Nine Months Ended March 31, 2017
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported income (loss) before income taxes	$13.6	$(28.8)	(211.8%)	$(318.1)	$(220.6)	69.3%
Adjustments to reported operating income (a)(b)	547.4	128.6		841.5	313.0
Adjustments to interest expense (b)(c)	—	—		1.4	0.6
Adjusted income before income taxes	$561.0	$99.8	17.8%	$524.8	$93.0	17.7%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”.

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
The adjusted effective tax rate remained relatively stable at 17.8% compared to 17.7% in the prior-year period.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In the nine months ended March 31, 2018, net income (loss) attributable to Coty Inc. increased $129.9, to $12.5, from $(117.4) in the nine months ended March 31, 2017. This increase primarily reflects higher operating income offset by higher interest expense and a lower tax benefit.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2018	2017	Change %
Reported net income (loss) attributable to Coty Inc.	$12.5	$(117.4)	>100%
% of net revenues	0.2%	(2.2%)
Adjustments to reported operating income (a)	547.4	841.5	(35%)
Adjustments to interest expense (b)	—	1.4	N/A
Adjustments to noncontrolling interests (c)	(21.6)	—	N/A
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(128.6)	(313.6)	59%
Adjusted net income attributable to Coty Inc.	409.7	411.9	(1%)
% of net revenues	5.8%	7.6%
Per Share Data
Adjusted weighted-average common shares
Basic	749.4	607.9
Diluted	753.1	613.4
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.55	$0.68
Diluted	0.54	0.67

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In the nine months ended March 31, 2017, the amount represents a net loss of $1.4 incurred in connection with the Hypermarcas Brands and subsequent intercompany loans, included in Interest expense, net in the Condensed Consolidated Statements of Operations.

(c)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2018, we had cash and cash equivalents of $460.8 compared with $535.4 as of June 30, 2017.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments.
As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.
Offering of Senior Unsecured Notes
On April 5, 2018 we issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 million of 4.00% senior notes due 2023 (the “2023 Euro Notes”) and €250.0 million of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The net proceeds of this offering, together with borrowings under our 2018 Credit Agreement (as later defined) were used to repay in full and refinance the indebtedness outstanding under the Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith.
The Senior Unsecured Notes are our senior unsecured debt obligations and will be pari passu in right of payment with all of our other existing and future senior indebtedness (including the 2018 Credit Facilities described below). The Senior Unsecured Notes are guaranteed on a senior basis by the Guarantors (as later defined). The Senior Unsecured Notes and related guarantees are not secured and are effectively junior to any of our existing and future indebtedness that is secured.
The 2026 Dollar Notes will mature on April 15, 2026. The 2026 Dollar Notes will bear interest at a rate of 6.50% per annum. Interest on the 2026 Dollar Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018.
The 2023 Euro Notes will mature on April 15, 2023 and the 2026 Euro Notes will mature on April 15, 2026. The 2023 Euro Notes will bear interest at a rate of 4.00% per annum, and the 2026 Euro Notes will bear interest at a rate of 4.75% per annum. Interest on the Euro Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018. In addition, we may also redeem the Euro Notes, in whole but not in part, at any time, upon the occurrence of certain tax events.
Upon the occurrence of certain change of control triggering events with respect to a series of Senior Unsecured Notes, we will be required to offer to repurchase all or part of the Senior Unsecured Notes of such series at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date applicable to such Senior Unsecured Notes.
The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of assets and certain merger or consolidation transactions. The Notes also provide for customary events of default.
Optional Redemption
Applicable Premium

The bond indenture governing the Senior Unsecured Notes (the “Indenture”) specifies the Applicable Premium (as defined in the Indenture) to be paid upon early redemption of some or all of the 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes.
The Applicable Premium related to the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes on any redemption date and as calculated by us is the greater of:

(1)	1.0% of the then outstanding principal amount of the respective 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes; and

(2)
the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes that would apply if such 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes were redeemed on April 15, 2021, April 15, 2020 or April 15, 2021, respectively (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes to and including April 15, 2021, April 15, 2020 and April 15, 2021, respectively (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Notes or Bund Rate in the case of both the 2020 Euro Notes or 2026 Euro Notes (both Treasury Rate and Bund Rate as defined in the Indenture) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes.

Redemption Pricing
At any time and from time to time prior to April 15, 2021, April 15, 2020 and April 15, 2021, we may redeem some or all of the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, at redemption prices equal to 100% of the respective principal amounts being redeemed plus the Applicable Premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates.
At any time on or after April 15, 2021, April 15, 2020 and April 15, 2021, we may redeem some or all of the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

	Price
Year	2026 Dollar Notes	2023 Euro Notes	2026 Euro Notes
2020	N/A	102.0000%	N/A
2021	104.8750%	101.0000%	103.5625%
2022	103.2500%	100.0000%	102.3750%
2023	101.6250%	100.0000%	101.1875%
2024 and thereafter	100.0000%	N/A	100.0000%
In addition, at any time prior to April 15, 2021, April 15, 2020 and April 15, 2021, we may redeem up to 35% of the aggregate principal amounts of the outstanding 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, using the net cash proceeds from certain equity offerings at redemption prices (expressed as a percentage of the principal amount) of 106.50%, 104.00% and 104.75%, respectively, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates; provided that (i) at least 65% of the aggregate principal amount of 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, originally issued on the date of the Indenture remain outstanding after each such redemption, and (ii) notice of any such redemption is delivered to the Trustee within 90 days of the closing of each such equity offering.
2018 Coty Credit Agreement
On April 5, 2018, we entered into the 2018 Coty Credit Agreement which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) our incurrence of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by us and Coty B.V., a Dutch subsidiary of ours (the “Dutch Borrower” and, together with us, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan A Facility and 2018 Coty Term Loan B Facility were issued at a 0.107% and 0.250% discount, respectively.
The 2018 Coty Credit Agreement provides that with respect to the 2018 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The net proceeds of the Senior Unsecured Notes and the 2018 Coty Credit Facilities were used to repay in full and refinance the indebtedness outstanding under the Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
Our obligations under the 2018 Coty Credit Agreement are guaranteed by our material wholly-owned subsidiaries organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of ours and the Guarantors under the 2018 Coty Credit Agreement are secured by a perfected first priority lien (subject to permitted liens) on substantially all of ours and the Guarantors’ assets, subject to certain exceptions. The Dutch Borrower does not guarantee our obligations under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement.
Scheduled Amortization
We will make quarterly payments of 1.25% and 0.25%, beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at our option, either:

•	LIBOR of the applicable qualified currency, of which we can elect the applicable one, two, three or six month rate, plus the applicable margin; or
•ABR plus the applicable margin.
In the case of the 2018 Coty Revolving Credit Facility and the 2018 Coty Term A Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	LIBOR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings S&P/Moody’s:	LIBOR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%
In the case of the USD portion of the 2018 Coty Term B Facility, the applicable margin means 2.25% per annum, in the case of LIBOR loans, and 1.25% per annum, in the case of ABR loans. In the case of the Euro portion of the 2018 Coty Term B Facility, the applicable margin means 2.50% per annum, in the case of EURIBOR loans.
In no event will LIBOR be deemed to be less than 0.00% per annum.
Debt Maturities Schedule
Aggregate maturities of our long-term debt under the 2018 Coty Credit Agreement, excluding capital lease obligations as of April 5, 2018, are presented below:

Fiscal Year Ending June 30,
2018, remaining	$—
2019	199.7
2020	199.7
2021	199.7
2022	199.7
2023	4,005.8
Thereafter	3,182.0
Total	$7,986.6
Covenants
The 2018 Coty Credit Agreement contains affirmative and negative covenants. The negative covenants include, among other things, limitations on debt, liens, dispositions, investments, fundamental changes, restricted payments and affiliate transactions. With certain exceptions as described below, the 2018 Coty Credit Agreement includes a financial covenant that requires us to maintain a Total Net Leverage Ratio (as defined below), equal to or less than the ratios shown below for each respective test period.

Test Period Ending	Total Net Leverage Ratio(a)
June 30, 2018	5.50 to 1.00
September 30, 2018	5.50 to 1.00
December 31, 2018	5.50 to 1.00
March 31, 2019	5.25 to 1.00
June 30, 2019	5.25 to 1.00
September 30, 2019	5.00 to 1.00
December 31, 2019	5.00 to 1.00
March 31, 2020	4.75 to 1.00
June 30, 2020	4.75 to 1.00
September 30, 2020	4.50 to 1.00
December 31, 2020	4.50 to 1.00
March 31, 2021	4.25 to 1.00
June 30, 2021	4.25 to 1.00
September 30, 2021	4.00 to 1.00
December 31, 2021	4.00 to 1.00
March 31, 2022	4.00 to 1.00
June 30, 2022	4.00 to 1.00
September 30, 2022	4.00 to 1.00
December 31, 2022	4.00 to 1.00
March 31, 2023	4.00 to 1.00
June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement).
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period.

Debt
Debt balances consisted of the following as of March 31, 2018 and June 30, 2017, respectively:

	March 31, 2018	June 30, 2017
Short-term debt	$10.5	$3.7
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	680.0	—
Galleria Term Loan A Facility due September 2021	920.7	944.3
Galleria Term Loan B Facility due September 2023	995.0	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	892.6	810.0
Coty Term Loan A Facility due October 2020	1,732.3	1,792.8
Coty Term Loan A Facility due October 2021	914.1	950.6
Coty Term Loan B Facility due October 2022	1,784.0	1,712.5
Other long-term debt and capital lease obligations	2.0	1.7
Total debt	7,931.2	7,215.6
Less: Short-term debt and current portion of long-term debt	(231.6)	(209.1)
Total Long-term debt	7,699.6	7,006.5
Less: Unamortized debt issuance costs (a)	(61.6)	(67.6)
Less: Discount on Long-term debt	(9.4)	(10.6)
Total Long-term debt, net	$7,628.6	$6,928.3

(a) Consists of unamortized debt issuance costs of $14.1 and $17.5 for the Coty Revolving Credit Facility, $27.3 and $33.2 for the Coty Term Loan A Facility and $10.5 and $11.3 for the Coty Term Loan B Facility as of March 31, 2018 and June 30, 2017, respectively. Consists of unamortized debt issuance costs of $4.1 for the Galleria Revolving Credit Facility as of March 31, 2018, and $2.6 and $2.7 for the Galleria Term Loan A Facility and $3.0 and $3.0 for the Galleria Term Loan B Facility as of March 31, 2018 and June 30, 2017, respectively. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility was classified as Other noncurrent assets in the Condensed Consolidated Balance Sheets as of June 30, 2017.
Coty Credit Agreement
On October 27, 2015, we entered into a Credit Agreement (the “Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent.  The Coty Credit Agreement provided for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”) which included up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance our previously existing debt, which included the 2015 Credit Agreement due March 2018 and other facilities of Coty Inc.
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
On October 28, 2016, we entered into an Incremental Assumption Agreement and Refinancing Amendment (the “Incremental and Refinancing Agreement”), which amended the Coty Credit Agreement. The Incremental and Refinancing Agreement provided for: (i) an additional Coty Term Loan A Facility in aggregate principal amount of $975.0 in loans (the “Incremental Term A Facility”), (ii) an additional Coty Term Loan B Facility in aggregate principal amount of $100.0 in loans (the “Incremental Term B Facility”) and (iii) a refinancing of the previously existing USD and Euro denominated Coty Term Loan B Facility loans (the “Refinancing Facilities”) under the Coty Credit Agreement.

The loans made under the Incremental Term A Facility had terms that were substantially identical to the existing Coty Term Loan A Facility except that the loans mature on the date that is five years after October 28, 2016. The loans under the Incremental Term B Facility and the Refinancing Facilities had substantially identical terms as the term B loans existing under the Coty Credit Agreement prior to effectiveness of the Incremental and Refinancing Agreement, except that, among other things: (i) the interest rate with respect to the USD denominated tranche of the Refinancing Facilities and the Incremental Term B Facility was, our option, either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% or an alternate base rate (“ABR”) equal to the highest of (1) JPMorgan Chase Bank N.A.’s prime rate, (2) the federal funds rate plus 0.50% and (3) one-month LIBOR plus 1.00%, in each case plus an applicable margin of 1.50% and (ii) the LIBOR floor with respect to the LIBOR loans under the Incremental Term B Facility and the Refinancing Facilities is 0.00%.
We recognized $13.0 of deferred debt issuance costs in connection with the Incremental and Refinancing Agreement.
The Coty Credit Agreement was guaranteed by our wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of our and our wholly-owned domestic subsidiaries’ assets, in each case subject to certain carve outs and exceptions.
Scheduled Amortization
We made quarterly principal payments of 1.25% of the initial aggregate principal amount of the Coty Term Loan A Facility (including with respect to its Incremental Term A loans), as well as 0.25% of the initial aggregate principal amount of the Coty Term Loan B Facility (including with respect to its refinanced and Incremental Term B loans).
Galleria Credit Agreement
On October 1, 2016, at the closing of the P&G Beauty Business acquisition, we assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”) which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provided for senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.50% discount. In connection with the closing of the P&G Beauty Business acquisition, we assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the P&G Beauty Business acquisition, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
We recognized $11.4 of deferred debt issuance costs in connection with the Galleria Credit Agreement.
The Galleria Credit Agreement was guaranteed by us and our wholly-owned domestic subsidiaries (other than Galleria) and secured by a first priority lien on substantially all of our and our wholly-owned domestic subsidiaries’ assets, in each case subject to certain carve outs and exceptions.

Cash Flows

	Nine Months Ended March 31,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$188.9	$706.7
Net cash used in investing activities	(580.7)	(1,056.1)
Net cash provided by financing activities	290.9	781.1
Net cash provided by operating activities
Net cash provided by operating activities was $188.9 and $706.7 for the nine months ended March 31, 2018 and 2017, respectively. The decrease in net cash inflows of $517.8 was primarily due to an increase in cash outflows related to working capital of $953.2 and changes in other noncurrent assets and liabilities of $39.7, partially offset by an increase in net income after adjusting for non-cash items of $475.1. Working capital changes in the nine months ended March 31, 2018 generated cash outflows of $318.6, compared with generating cash inflows of $634.6 in the nine months ended March 31, 2017. The movement in the working capital changes resulted primarily from (i) an increase in accounts payable during the nine months ended March 31, 2017 due to implementing significantly longer Coty payment terms to the vendors associated with the P&G Beauty Business, as compared to the prior P&G payment terms and (ii) an increase in accrued expenses and other current liabilities during the nine months ended March 31, 2017 due to the establishment of accruals for the Global Integration Activities along with incrementally larger accruals resulting from the larger combined business subsequent to the acquisition of the P&G Beauty Business. The increase in net income after adjusting for non-cash items in the nine months ended March 31, 2018, compared to the same period in 2017, resulted primarily from higher net income and depreciation and amortization from recent acquisitions and lower deferred income taxes.
Net cash used in investing activities
Net cash used in investing activities was $(580.7) and $(1,056.1) for the nine months ended March 31, 2018 and 2017, respectively. The decrease in cash outflows of $475.4 was primarily due to lower cash payments for business combinations of $477.1 in the nine months ended March 31, 2018, compared to the same period in 2017. The business combinations in the current period included $245.1 for the Burberry Beauty Business, $12.9 for other acquisitions and $7.5 of net working capital adjustments from the Younique acquisition previously accrued for and paid in the nine month period ended March 31, 2018.
Net cash provided by financing activities
Net cash provided by financing activities was $290.9 and $781.1 for the nine months ended March 31, 2018 and 2017, respectively. The decrease in cash inflows of $490.2 was primarily due to lower net borrowings of short-term debt, the revolving loan facilities and term loans of $498.6 and higher distributions to noncontrolling interests and redeemable noncontrolling interests of $46.5 in the current period. These amounts were partially offset by lower payments for deferred financing fees of $20.8 in the current period and no repurchases of Class A Common Stock held as Treasury Stock in the current period, compared to $36.3 in the prior period.
Dividends
The following dividends were declared during nine months ended March 31, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
February 8, 2018	Quarterly	$0.125	February 28, 2018	$94.6	March 15, 2018	$93.8	$0.8
Fiscal 2018		$0.375		$283.6		$281.1	$2.5

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
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2018, we did not repurchase any shares of our Class A Common Stock. As of March 31, 2018, we had $396.8 remaining under the Incremental Repurchase Program.

Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates Joint Venture (“U.A.E. JV”)
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the U.A.E. JV at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of March 31, 2018 and June 30, 2017, the liability amounted to $5.9 and $5.2, of which $4.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $1.2 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of March 31, 2018 and June 30, 2017, the MRFI liability amounted to $49.2 and $49.3, respectively, of which $41.7 and $41.7, respectively, was recorded in Other noncurrent liabilities and $7.5 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
As of March 31, 2018, the redeemable noncontrolling interests (“RNCI”) consisted of a 25.0% interest in a subsidiary in the United Arab Emirates and a 40.6% interest in the consolidated subsidiaries related to the Younique acquisition. See Note 4—Business Combinations.
Younique
On February 1, 2017, after the close of the acquisition, the pre-acquisition Younique membership holders had a 40% membership interest in Foundation. On October 15, 2017, shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.7% increase to the noncontrolling interest ownership percentage. During the quarter ended March 31, 2018, additional shares of Foundation were issued and additional shares were forfeited under the program, resulting in a net decrease of 0.1% to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the nine months ended March 31, 2018 was recorded as an increase to RNCI of $7.6, a decrease in APIC of $7.4 and cash proceeds of $0.2. We account for the 40.6% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 59.4% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.6% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. corporate tax rate. The tax rate change was the primary driver of a $79.2 adjustment to the fair value of the RNCI balance for the quarter ended December 31, 2017. We recognized $601.3 and $481.6 as the redeemable noncontrolling interest balances as of March 31, 2018 and June 30, 2017, respectively.
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
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through March 31, 2018 amount to a total of R$250.0 million (approximately $75.0). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.4 and $5.5 as of March 31, 2018 and June 30, 2017, respectively. We consider these letters of credit to be immaterial to the business.
Contractual Obligations
Our principal contractual obligations and commitments as of March 31, 2018 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2017 Form 10-K. For the nine months ended March 31, 2018, there have been no material changes in our contractual obligations outside the ordinary course of business.

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
As of March 31, 2018, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2017 Form 10-K. Below are updated disclosures regarding our goodwill and intangible assets.
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
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $3,241.6 as of March 31, 2018, and is comprised of trademarks for the following brands: OPI of $672.0, philosophy of $289.7, Sally Hansen of $187.8, Galleria related trademarks of $1,575.0, ghd related trademarks of $169.2, and other brands totaling $347.9. As of May 1, 2017, we determined that the fair value of our Sally Hansen brand exceeded its carrying value by approximately 8% using projections that assumed weighted average revenue growth rates of approximately (1.0)% for fiscal 2017 to fiscal 2022 and a discount rate of 8.5%.  The fair value of the Sally Hansen trademark would fall below its carrying value if the weighted average annual growth rate decreased by approximately 49 basis points or the discount rate increased by 50 basis points. The fair value of one of our regional brands exceeded its carrying value of $13.0 by approximately 8% using projections that assumed weighted average revenue growth rates of approximately 3.5% for fiscal 2017 to 2022 and a discount rate of 13.5%.  The fair value of this regional brand would fall below its carrying value if the weighted average annual growth rate decreased by approximately 122 basis points or the discount rate increased by 150 basis points. The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 19.0% to 92.0%.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings (including regulatory and/or governmental actions) incidental or related to our business, including consumer class or collective action, personal injury, intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings should not have a material effect upon our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities. However, management’s assessment of our Legal Proceedings, especially those related to our recently completed acquisitions, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such Legal Proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities.

Item 1A. Risk Factors.
You should consider the following risks and uncertainties and all of the other information in this Quarterly Report on Form 10-Q and our other filings in connection with evaluating our business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Our business and financial results may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, may be materially and adversely affected. When used in this discussion, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation and the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries.
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels and advances in technology. Competition in the beauty industry is based on several factors, including pricing, value and quality, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities and brand recognition, distribution channels, advertising, editorials and adaptation to evolving technology and device trends, including via e-commerce and mobile-commerce initiatives. Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution, and the nail category in the U.S. by lower cost brands, which have increased pricing pressure, and shifts in consumer preference away from certain traditional formulations. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms and innovative in-store activations. In addition, the hair color category is being influenced by new product introductions in the premium category and innovations by competitors to meet growing category needs. Furthermore, the Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and may change rapidly, and on our ability to anticipate and respond in a timely and cost-effective manner to industry trends through product innovations, product line extensions and marketing and promotional activities, among other things. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. As product life cycles shorten, we must continually work to develop, produce, and market new products, maintain and enhance the recognition of our brands and shorten our product development and supply chain cycles.
In addition, net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This product innovation also can place a strain on our employees and our financial resources, including possibly incurring expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales. Furthermore, we cannot predict how consumers will react to any new products that we launch or to repositioning of our brands. The amount of positive or negative sales contribution of any of our products may change significantly within a period or from period to period. The above-referenced factors, as well as new product risks, could have an adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our success depends on our ability to achieve our global business strategies.
Our future growth depends on our ability to successfully implement our global business strategies, which includes leveraging our strength and scale and combining new organic growth opportunities with a well-targeted acquisition strategy to strive to become, over time, the global industry leader by being a clear challenger in beauty, and delighting our consumers, which we believe should ultimately translate into revenue growth, strong cash flow and the creation of long-term shareholder value. Achieving our global business strategies will require investment in new capabilities, products and brands, categories, distribution channels, technologies and emerging and more mature geographies and beauty markets. These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings and negatively impact our cash flows. We will also seek to reduce fixed costs, which may be unpredictable in periods following acquisitions, as we implement our integration efforts and undertake other cost efficiency measures.
In addition, we have completed our portfolio rationalization, which resulted in the termination or divestiture of 14 brands. We may continue to dispose of or discontinue select brands and/or streamline operations in the future, and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to allegations of breach or for other reasons, including with regard to our potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely, on commercially advantageous terms or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Our recent divestitures and discontinuation, and any future divestitures and discontinuations, could have a dilutive impact on our earnings and associated activities have diverted and may divert in the future significant financial, operational and managerial resources from our existing operations, and may make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategies.
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
We have incurred significant costs associated with the acquisition of the P&G Beauty Business that could affect our period-to-period operating results.
We anticipate that we will incur a total of approximately $1.2 billion of operating expenses and capital expenditures of approximately $500 million in connection with the acquisition of the P&G Beauty Business. Through March 31, 2018, we incurred life-to-date operating expenses and capital expenditures against these estimates of approximately $1,035 million and $300 million, respectively, and we expect the remaining operating expenses, including any anticipated restructuring activities, and capital expenditures to be incurred in future periods through fiscal 2021. As we continue to integrate the P&G Beauty Business and our other recent acquisitions, we have approved additional initiatives, and are continuing to evaluate further initiatives, designed to simplify processes, reduce costs and improve organizational agility. Our management has been, and will continue to be, required to devote a substantial amount of time and attention to the process of integrating the P&G Beauty Business with our business operations and further simplifying our processes in the combined company, which has diverted attention from ongoing operations of both our legacy Coty business and the P&G Beauty Business and has affected our period-to-period operating results. If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize these synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Moreover, the diversion of resources to the integration of the P&G Beauty Business and the exit of all three stages of our transition services agreement with P&G (the “TSA exit”) in fiscals 2017 and 2018 together with recent changes in our management teams as we reorganized our business, negatively impacted our fiscal year 2017 results. Although we have instituted initiatives to deliver meaningful, sustainable expense and cost management results, events and circumstances such as financial or strategic difficulties, unexpected employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the integration on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, which may result in further diversion of our resources and business disruption, and may adversely impact the execution of such initiatives. Any failure to implement the integration and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, we are in the process of rebranding certain brands, particularly in Consumer Beauty, to increase competitiveness of those brands. There is no assurance that these or other initiatives will be successful and, if they are not, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, could be adversely impacted.
We have a specific process for the continuous development and evaluation of new product concepts; however, each new product launch carries risks. For example, we may incur costs exceeding our expectations, our advertising, promotional and marketing strategies may be less effective than planned or customer purchases may not be as high as anticipated. In addition, we may experience a decrease in sales of certain of our existing products as a result of consumer preferences shifting to our newly-launched products or to the products of our competitors as a result of unsuccessful or unpopular product launches harming our brands. Any of these could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have little to no operating experience. For example, we acquired professional and retail hair brands in connection with the acquisition of the P&G Beauty Business, recently purchased a premium brand in high-end hair styling and appliances and entered into a joint venture with an online peer-to-peer social selling platform in beauty, all of which are new product categories and channels for us. The success of product launches in adjacent product categories and channels could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five acquisitions in 2016 and 2017 (including the acquisition of the P&G Beauty Business in October 2016) and entered into a joint venture with Younique in 2017. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. We continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, including the P&G Beauty Business Acquisition, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the P&G Beauty Business Acquisition, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Hypermarcas Brands, Younique, Burberry and ghd, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “-Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “-We are subject to risks related to our international operations.”
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
Our present or future joint venture projects may not be successful. We have had, and cannot assure you that we will not in the future have, disputes or encounter other problems with respect to our present or future joint venture partners or that our joint venture agreements will be effective or enforceable in resolving these disputes or that we will be able to resolve such disputes and solve such problems in a timely manner or on favorable economic terms, or at all. Any failure by us to address these potential disputes or conflicts of interest effectively could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
In addition, third parties may illegally distribute and sell counterfeit versions of our products, which may be inferior or pose safety risks and could confuse consumers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. We are rationalizing our wholesale distribution and continue efforts to reduce the amount of product diversion to the value and mass channels; however, stopping such commerce could result in a potential adverse impact to our sales and net revenues, including to those customers who are selling our products to unauthorized retailers, or an increase in returns over historical levels.
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
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, our acquisition targets and other businesses in which we make strategic investments are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights. For example, we are facing oppositions to our use of the “Younique” mark in certain jurisdictions, including the European Economic Area. If we are found to be infringing, misappropriating or otherwise violating a third-party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available in a timely manner on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible or result in a significant delay to market or otherwise have an adverse commercial impact. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities, which could therefore have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

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
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with recent and future acquisitions. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets.”
A general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions may affect consumer spending, which could adversely affect our financial results.
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences. While luxury fragrances and skin care categories are experiencing strong growth, declines in the retail nail, mass color cosmetics and mass fragrances categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could also impair collections on accounts receivable. For example, the June 23, 2016 referendum in the U.K. in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and subsequent initiation of formal withdrawal procedures by the U.K. government has caused significant volatility in the financial and credit markets and may impact consumer spending and economic conditions generally in Europe. The global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. Volatilities in exchange rates resulting from Brexit are expected to continue at least in the short term as the U.K. continues to negotiate its exit from the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. See “-We are subject to risks related to our international operations.” Further, the impact of recent political and economic developments in the United States, the U.K. and Europe, including the change in administration in the U.S., and the results of several 2017 elections in European nations are uncertain. These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
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
We operate on a global basis, and approximately 67% of our net revenues in fiscal 2017 were generated outside North America. We maintain offices in over 35 countries and markets, sell and distribute our products in over 150 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, including the ghd Acquisition, the acquisition of the Hypermarcas Brands, and the P&G Beauty Business Acquisition, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts (including any other change resulting from Brexit), labor market disruptions, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts, improper payments.
In addition, sudden disruptions in business conditions as a consequence of events such as terrorist attacks, war or other military action or the threat of further attacks, pandemics or other crises or vulnerabilities or as a result of adverse weather conditions or climate changes, may have an impact on consumer spending, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
In addition, on December 22, 2017, the President of the United States signed the Tax Act, which includes a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the United States. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and we expect to see future regulatory, administrative or legislative guidance that could adversely affect our financial results. We are analyzing the Tax Act to determine the full impact of the new tax law, and to the extent any future guidance differs from our preliminary interpretation of the law, it could have a material adverse effect on our financial position and results of operations. In addition, some foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part II, Item 1 hereto. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving our recent acquisitions, including the P&G Beauty Business, the Burberry fragrance business, ghd and Younique, that were previously outside our control and that we are now independently addressing, which may result in unanticipated or new liabilities. While we believe that we have adopted, and /or will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time.
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We operate on a global basis. Our employees, contractors and agents, business partners, joint venture and joint venture partners and companies to which we outsource certain of our business operations, may take actions in violation of our compliance policies or applicable law. In addition, some of our recent acquisitions have required us to integrate non-U.S. companies that had not, until our acquisition, been subject to U.S. law or other laws to which we are subject. In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. We are in the process of enhancing our compliance program as a result of the P&G Beauty Business Acquisition, but we cannot assure you that we will not encounter problems with respect to such programs or that such programs will be effective in ensuring compliance. Failure by us or our subsidiaries to comply with these laws or policies could subject us to civil and criminal penalties, cause us to be in breach of contract or damage to our or our licensors’ reputation, each of which could materially and adversely affect our business, prospects, financial condition, cash flows, results of operations, cash flows, as well as the trading price of our securities.
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
We are subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, and tariffs and taxes (including assessments and disputes related thereto), which may require us to adjust our operations in certain areas where we do business. We face legal and regulatory risks in the U.S. and abroad and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time. These risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images.
Our ability to maintain our reputation is critical to our business and our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity (including should we be perceived as violating the law) or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices and are subject to a significant product recall, litigation, or allegations of tampering, animal testing, use of certain ingredients (such as certain palm oil) or misconduct by executives. Any negative publicity about these types of concerns or other concerns, whether actual or perceived or directed towards us or our competitors, may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. In addition, the behavior of our employees, including with respect to our employees’ use of social media subjects us to potential negative publicity if such use does not align with our high standards and integrity or fails to comply with regulations or accepted practices. Furthermore, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative or inaccurate publicity, posts or comments on social media, whether accurate or inaccurate, about us, our employees or our brand partners and licensors, our respective brands or our respective products, whether true or untrue, could damage our respective brands and our reputation.
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
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the winter holiday season. We also experience an increase in sales during our fourth quarter in our Professional Beauty segment as a result of stronger activity prior to the summer holiday season. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding and during the holiday period. As a result of this seasonality, our expenses, including working capital expenditures and advertising spend, are typically higher during the period before a high-demand season. Consequently, any substantial decrease in, or inaccurate forecasting with respect to, net revenues during such periods of high demand including as a result of decreased customer purchases, increased product returns, production or distribution disruptions or other events (many of which are outside of our control), would prevent us from being able to recoup our earlier expenses and could have a material adverse effect on our financial condition, results of operations and cash flows.
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, possible dawn raids, and other external factors over which we have no control. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We have also outsourced and may continue to outsource certain functions, and we are dependent on the entities performing those functions. The failure of one or more such entities to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e-commerce and for electronic communications among our locations, personnel, customers and suppliers around the world. We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several foreign governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the E.U. adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate. The regulations are complex and likely require adjustments to our operations. We cannot assure you that we, our business partners or third-parties engaged by us will successfully comply with such laws and any failure to do so could result in significant liabilities and reputational harm. These information technology systems, some of which are managed by our business partners or third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our integration and simplification initiatives, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. There are further risks associated with the information systems of companies we acquire, both in terms of systems compatibility, level of security and functionality. It may cost us significant money and resources to address these risks and if our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems our financial condition, results of operations and cash flows may be adversely impacted.
In addition, if we are unable to prevent security breaches or properly remedy them, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers, including personal consumer or presenter information stored our or third-party systems or as a result of the dissemination of inaccurate information. In addition, the unauthorized disclosure of nonpublic sensitive information could lead to the loss of intellectual property or damage our reputation and brand image or otherwise adversely affect our ability to compete.

From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications and roll-outs. These projects may be subject to cost overruns and delays and may cause disruptions in our daily business operations. These cost overruns and delays and distractions as well as our reliance on certain third parties for certain business and financial information could impact our financial statements and could adversely impact our ability to run our business, correctly forecast future performance and make fully informed decisions. Any delay in timing of shipment of orders linked to unexpected technical challenges with such exits may impact our quarterly results.
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
As we continue to restructure our workforce from time to time (including with respect to acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including, but not limited to, discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations. While we do have policies and procedures in place to reduce our exposure to these risks, there can be no assurance that such policies and procedures will be effective or that we will not be exposed to such claims, allegations or legal proceedings.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results. For example, any potential changes in sanctions against Russia or Iran may hinder our ability to conduct business with potential or existing customers and vendors in these countries. Also, the Tax Act was enacted on December 22, 2017, and includes a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the United States. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and we expect to see future regulatory, administrative or legislative guidance that could adversely affect our financial results. See “-We are subject to risks related to our international operations,” “-Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business” and “-We face risks associated with our independent contractors.”
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to recently acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the positive financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, Younique, ghd and the Burberry license. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business.
On February 1, 2017, we entered into a joint venture with the founders of Younique, a leading online peer-to-peer social selling platform in beauty. We are now subject to a number of federal and state regulations administered by the Federal Trade

Commission (the “FTC”) and various federal and state agencies in the United States related to Younique’s network marketing program, as well as regulations on direct selling in foreign countries administered by foreign agencies. We are subject to the risk that, in one or more countries, Younique’s network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations, which could result in significant fines, changes in business practices or a permanent injunction.
Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change and business practices can evolve. There is no assurance that the FTC or other federal, state or foreign courts or agencies will consider us to be in compliance.
The ambiguity surrounding these laws can also affect the public perception of us. The failure of the network marketing program to comply with current or newly adopted regulations or any allegations or charges to that effect brought by federal, state or foreign regulators could negatively impact our brands and business in a particular market or in general and may adversely affect our share price.
We are also subject to the risk of private party challenges to the legality of the network marketing program. Some network marketing programs of other companies have been successfully challenged in the past. Adverse judicial determinations with respect to the network marketing program, or in proceedings not involving us directly but that challenge the legality of network marketing systems, in any other market in which we operate could increase costs to the extent we are obligated to contribute to the cost of defense and could negatively impact our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Our employees or others may engage in misconduct or other improper activities including noncompliance with regulatory standards and regulatory requirements.
We are exposed to the risk of fraud or other misconduct by personnel or third parties such as independent contractors or agents. Misconduct by employees, independent contractors, or agents could include intentional failures to comply with the laws and regulations to which we are subject or with our policies, provide accurate information to regulatory authorities, comply with ethical, social, product, labor and environmental standards, comply with fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, our business is subject to laws, regulations and policies intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of employment, which could result in legal or regulatory action and serious harm to our reputation.
Violations of our prohibition on harassment, sexual or otherwise, could result in liabilities and/or litigation.
We prohibit harassment or discrimination in the workplace, in sexual or in any other form. This policy applies to all aspects of employment. Notwithstanding our conducting training and taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us.

We face risks associated with our independent contractors.
We have personnel that we classify as independent contractors for U.S. federal and state and international employment law purposes in certain positions in our business. For example, Younique relies on independent presenters that it classifies as independent contractors to sell its products through its peer-to-peer social selling platform, and we are subject to risks related to Younique presenters’ status as independent contractors.
We are not in a position to directly provide the same direction, motivation and oversight to our independent contractors as we would if such personnel were our own employees. As a result, there can be no assurance that our independent contractors will comply with applicable law or our policies and procedures or reflect our culture or values. Violations by our independent contractors of applicable law or of our policies and procedures in dealing with customers and other third parties or failure to meet our standards or reflect our culture could reflect negatively on our products and operations and harm our business reputation and also negatively impact our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors. In addition, our independent contractors are not subject to employment agreements with us, and our ability to retain such personnel or enforce non-competes or other restrictions against them may be limited.
In addition, we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to changes in judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable. If legal standards for classification of independent contractors change, it may be necessary to modify our compensation structure for these personnel, including by paying additional compensation and taxes and/or reimbursing expenses. In addition, if we are determined to have misclassified such personnel as independent contractors, we would incur additional exposure under federal and state law, including workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Any of these outcomes could result in costs to us, could impair our financial condition and our ability to conduct our business and could damage our reputation and our ability to attract and retain other personnel.
We are subject to risks related to our common stock and our stock repurchase program.
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. For a two-year period following the closing of the P&G Beauty Business Acquisition, we are subject to certain restrictions in repurchasing our stock. For more information on our stock repurchase restrictions, see “-We could be adversely affected by significant restrictions following the P&G Beauty Business Acquisition in order to avoid tax-related liabilities.” In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities and other market conditions. Further, we allow pledging by our employees in connection with certain executive ownership programs. A drop in the share price could result in pledged shares being sold pursuant to the terms of the pledge, which could result in a decrease in the trading price of our stock and subject us to civil and criminal investigations, including with respect to insider trading.
If the Distribution (as defined below) does not qualify as a tax-free transaction under sections 355 or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”) or the Green Merger does not qualify as a tax-free “reorganization” under section 368(a) of the Code, including as a result of actions taken in connection with the Distribution or the Green Merger or as a result of subsequent acquisitions of Company, P&G or Galleria common stock, then P&G and its shareholders may incur substantial U.S. federal income tax liability, and we may have substantial indemnification obligations to P&G under the tax matters agreement entered into in connection with the P&G Beauty Business Acquisition dated October 1, 2016 (the “Tax Matters Agreement”).
In connection with the closing of the P&G Beauty Business Acquisition on October 1, 2016, we and P&G received written opinions from special tax counsel regarding the intended tax treatment of the Green Merger, and P&G received an additional written opinion from special tax counsel regarding the intended tax treatment of the Distribution. The opinions were based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by us, P&G, Galleria and Green Acquisition Sub Inc. (“Green Merger Sub”), which, if incorrect or inaccurate in any material respect, could jeopardize the conclusions reached by special tax counsel in their opinions. We are not aware of any facts or circumstances that would cause the assumptions or representations to be relied upon in the above-described tax opinions to be untrue or incomplete in any material respect or that would preclude any of us, P&G, Galleria or Green Merger Sub from complying with all applicable covenants. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete or any applicable covenant to be satisfied in all material respects, could adversely affect the conclusions reached by counsel. Furthermore, it should be noted that there is a lack of binding administrative and judicial authority addressing the tax-free treatment of transactions substantially similar to the distribution by P&G of its shares of Galleria common stock to P&G shareholders by way of an exchange offer (the “Distribution”) and the Green Merger, the opinions will not be binding on the Internal Revenue Service (“IRS”) or a court, and the IRS or a court may not agree with the opinions. As a result, while it is impossible to determine the likelihood that the IRS or a court could disagree with the conclusions of the above-described opinions, the IRS could assert, and a court could determine, that the Distribution and Green Merger should be treated as taxable transactions.
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
Even if the Galleria Transfer (as used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Business by P&G to Galleria in exchange for Galleria common stock, any distribution to P&G of a portion of the amount calculated pursuant to the transaction agreement entered into in connection with the P&G Beauty Business Acquisition dated July 8, 2015 (the “Transaction Agreement”), for the recapitalization of Galleria and the assumption of certain liabilities related to P&G Beauty Business, in each case in accordance with the Transaction Agreement) and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria was acquired (including, in the latter case, through the acquisition of our stock in or after the Green Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of our common stock, P&G common stock or Galleria common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we, P&G or Galleria may be able to rebut that presumption. While the Green Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders held over 54% of our outstanding common stock immediately following the Green Merger. However, if the IRS were to determine that other acquisitions of our shares of stock, P&G common stock or Galleria common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among us, P&G, Galleria and Green Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution, which generally causes a deemed sale of Galleria’s assets upon a taxable Distribution. In such case, to the extent that P&G is responsible for the resulting transaction taxes, we generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria’s assets as a result of the protective election under section 336(e) of the Code taking effect.
Under the Tax Matters Agreement, we are required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Distribution were taxable to P&G as a result of the acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution, except where such acquisition would not have been taxable but for P&G’s breach of certain provisions described in the Tax Matters Agreement. In addition, we are required to indemnify P&G for any tax liabilities resulting from the failure of the Green Merger to qualify as a reorganization under section 368(a) of the Code or the failure of the Distribution to qualify as a tax-free reorganization under sections 355 and 368(a) of the Code (including, in each case, failure to so qualify under a similar provision of state or local law) to the extent that such failure is attributable to a breach of certain representations and warranties by us or certain actions or omissions by us. Tax-related losses attributable both to actions or omissions by us, on the one hand, and certain actions or omissions by P&G, on the other hand, would be shared according to the relative fault of us and P&G. If we are required to indemnify P&G in the event of a taxable Distribution, this indemnification obligation would be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations. Except as described above, P&G would not be entitled to indemnification under the Tax Matters Agreement with respect to any taxable gain recognized in the Distribution. To the extent that we have any liability for any taxes of P&G, Galleria or any of their affiliates with respect to the P&G Beauty Business Acquisition that do not result from actions or omissions for which we are liable as described above, P&G must indemnify us for such tax-related losses.
We could be adversely affected by significant restrictions following the P&G Beauty Business Acquisition in order to avoid tax-related liabilities.
The Tax Matters Agreement among us, P&G, Galleria and Green Merger Sub requires that we and Galleria, for a two-year period following the closing of the Green Merger, generally avoid taking certain actions. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in us is acquired or that could otherwise cause the Distribution, Green Merger and/or certain related transactions to become taxable to P&G. Unless we deliver an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause the Distribution, Green Merger and/or certain related transactions to become taxable, or P&G otherwise consents to the action, we and Galleria are each generally prohibited or restricted during the two-year period following the closing of the Green Merger from:

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

•	engaging in other actions or transactions that could jeopardize the tax-free status of the Distribution, Green Merger and/or certain related transactions.
In addition, even if we deliver such an unqualified opinion, or P&G otherwise consents, we generally would be required to indemnify P&G if an action that would be otherwise restricted results in tax-related losses to P&G.
Due to these restrictions and indemnification obligations under the Tax Matters Agreement, including the indemnification obligations described in the preceding risk factor, many strategic alternatives may be unavailable to us during the two-year period following the consummation of the Green Merger, which could have a material adverse effect on our liquidity and financial condition. We may be limited during this period in our ability to pursue strategic transactions, equity or convertible debt financings, internal restructurings or other transactions that may maximize the value of our business and that may otherwise be in our best interests. Also, the restrictions and our potential indemnity obligation to P&G might discourage, delay or prevent a change of control transaction during this two-year period that our stockholders may consider favorable to our ability to pursue strategic alternatives.
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
JABC is a significant shareholder of the Company, owning approximately 39% of the fully diluted shares of Class A Common Stock, and has the ability to exercise significant influence over decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
Prior to the close of the P&G Beauty Business Acquisition, we were controlled by JABC, Lucresca and Agnaten. Lucresca and Agnaten indirectly share voting and investment control over the shares of the Class A Common Stock held by JABC. Following the completion of the P&G Beauty Business Acquisition, JABC remains our largest stockholder, owning approximately 39% of the fully diluted shares of Class A Common Stock following the close of the P&G Beauty Business Acquisition. As a result, JABC, Lucresca and Agnaten continue to have the ability to exercise significant influence over decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the directors on our Board of Directors are affiliated with JABC.
JABC’s interests may be different from or conflict with the interests of our other shareholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose restrictions on us, which may adversely affect our business.
We have a substantial amount of indebtedness. There can be no assurances we will be able to refinance our indebtedness in the future (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt or (3) at all.
Agreements that govern our indebtedness, including the indenture governing the Senior Unsecured Notes (the “Indenture”) and the 2018 Coty Credit Agreement, will impose operating and financial restrictions on our activities. These restrictions may limit or prohibit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur indebtedness or grant liens on our property to secure indebtedness;

•	dispose of assets or equity;

•	make acquisitions or investments;

•	make dividends, distributions or other restricted payments;

•	effect affiliate transactions;

•	enter into sale and leaseback transactions; and

•	enter into mergers, consolidations or sales of substantially all of our assets and the assets of our subsidiaries.
In addition, we will be required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement.
Our debt burden and the restrictions in the agreements that govern our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. In addition, a significant portion of our cash and investments are held outside the United States, and we may not be able to service our debt without undergoing the costs of repatriating those funds.
Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service the Senior Unsecured Notes and the 2018 Coty Credit Agreement. In addition, we earn a significant amount of our operating income, and hold a significant portion of our cash and investments, in our foreign subsidiaries outside the United States. As of March 31, 2018, the amount of cash and cash equivalents held outside of the United States by our foreign subsidiaries was approximately $406 million. If our domestic subsidiaries are not able to generate sufficient cash flow to satisfy our debt service obligations, including to service the Senior Unsecured Notes and the 2018 Coty Credit Agreement, we may need to repatriate additional earnings and we may be subject to a higher effective tax rate. If we do not generate sufficient cash flow to satisfy our debt service obligations, including payments on the Senior Unsecured Notes and under the 2018 Coty Credit Agreement, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could result in higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Indenture, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. The inability of our subsidiaries to generate sufficient cash flow to satisfy our debt service obligations, including the inability to service the Senior Unsecured Notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity financial and may impact our ability to satisfy our obligations in respect of the Senior Unsecured Notes and the 2018 Coty Credit Agreement.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under the 2018 Coty Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JAB that settled during the fiscal quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	4,100,000	20.60	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	4,100,000	$20.60	—	—

(a) Excludes fees and commissions.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
4.1
Indenture, dated as of April 5, 2018, among Coty Inc., the guarantors named therein, Deutsche Bank Trust Company Americas, as Trustee, Registrar and U.S. Paying Agent with respect to the 2026 Dollar Notes, and Deutsche Bank AG, London Branch, as London Paying Agent with respect to the Euro Notes (previously filed on April 10, 2018 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

4.2		Form of 2026 Dollar Notes (included in Exhibit 4.1) (previously filed on April 10, 2018 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
4.3		Form of 2023 Euro Notes (included in Exhibit 4.1) (previously filed on April 10, 2018 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
4.4		Form of 2026 Euro Notes (included in Exhibit 4.1) (previously filed on April 10, 2018 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)
10.1
Amended and Restated Credit Agreement, dated as of April 5, 2018, by and among Coty Inc., Coty B.V., the other borrowers party thereto from time to time, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent(previously filed on April 10, 2018 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K)

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

COTY INC.

Date: May 9, 2018	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Patrice de Talhouët
Name: Patrice de Talhouët
Title: Chief Financial Officer
(Principal Financial Officer)