Form 10-K
period 2018-06-30
COTY INC.
filed 2018-08-21
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2018
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
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2017, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $8,993,216,977 based on the number of shares held by non-affiliates as of December 31, 2017 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2017.
At August 14, 2018, 750,792,022 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s targets and outlook for future reporting periods (including the extent and timing of revenue and profit trends and the Consumer Beauty division’s stabilization), establishing the Company as a global leader and challenger in beauty, its future operations and strategy (including brand relaunches and performance in emerging markets and channels), synergies, savings, performance, cost, timing and integration relating to our recent acquisitions (including The Proctor & Gamble Company’s beauty business (the “P&G Beauty Business”)), ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including mergers and acquisitions, joint ventures, investments, divestitures, licenses and portfolio rationalizations), future cash flows and liquidity, future performance in digital and e-commerce and the expected impact of our digital transformation agenda, future effective tax rates, timing and size of cash outflows and debt deleveraging, and impact and timing of supply chain disruptions. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:

•
our ability to achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including sell-through of our relaunched brands, enhancement of our innovation pipeline, focus on emerging markets and channels, improvement of in-store execution and reduction in discounts in certain markets) within the expected time frame or at all;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any launches or relaunches and their associated costs and discounting, and consumer receptiveness to our marketing and consumer engagement activities (including digital marketing and media);

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, income taxes, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, pension expense and the fair value of acquired assets and liabilities associated with acquisitions;

•
managerial, integration, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with multiple ongoing and future strategic initiatives, internal reorganizations and restructuring activities;

•
the continued integration of the P&G Beauty Business and other recent acquisitions with our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs and realize other potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and luxury channels), shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes;

•
our and our business partners' and licensors' abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers), public goodwill, and defend claims by third parties for infringement of intellectual property rights;

•
the effect of the divestiture and discontinuation of our non-core brands (including associated subsequent cost reduction programs) and rationalizing wholesale distribution by reducing the amount of product diversion to the value and mass channels;

•	any change to our capital allocation and/or cash management priorities;

•
any unanticipated problems, liabilities or other challenges associated with an acquired business which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters;

•
our international operations and joint ventures, including enforceability and effectiveness of our joint venture agreements and reputational, compliance, regulatory, economic and foreign political risks, including difficulties and costs associated with maintaining compliance with a broad variety of complex local and international regulations;

•	our dependence on certain licenses (especially in our Luxury division) and our ability to renew expiring licenses on favorable terms or at all;

•	our dependence on entities performing outsourced functions and third-party suppliers, including third party software providers;

•	administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•
global political and/or economic uncertainties, disruptions or major legal, regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit, the current U.S. administration, the results of elections in European countries and future elections in Brazil, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S. and in other regions where we operate including the European Union and China;

•	the number, type, outcomes (by judgment, order or settlement) and costs of legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation;

•	our ability to manage seasonal and other variability and to anticipate future business trends and business needs;

•
disruptions in operations and sales, including due to disruptions in supply chain, logistics, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes and natural disasters;

•
restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to repay, refinance or recapitalize debt, and changes in the manner in which we finance our debt and future capital needs;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, including our digital transformation initiatives, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”)) or to protect against theft of customer, employee and corporate sensitive information;

•	our ability to attract and retain key personnel;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the Securities and Exchange Commission (the “SEC”).
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2018” refer to the fiscal year ended June 30, 2018. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Coty Inc. is one of the world’s largest beauty companies with a rich entrepreneurial heritage and an iconic portfolio of brands. Founded in 1904, Coty has grown into a multi-segment beauty company with market leading positions in both North America and Europe through new product offerings, diversified sales channels, acquisitions and a global growth strategy. Today, we are the global leader in fragrance, a strong number two in professional salon hair color & styling, and number three in color cosmetics.
Over the past three years, transformational acquisitions and strategic transactions have strengthened and diversified our presence across the countries, product categories and channels in which we compete, including our acquisition of The Proctor & Gamble Company’s beauty business (the “P&G Beauty Business”), the acquisition of ghd, a premium brand in high-end hair styling appliances, the acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”), and our joint venture with Younique LLC (“Younique”), a leading online peer-to-peer social selling platform in beauty. In addition, we acquired the exclusive long-term global license rights for Burberry Beauty luxury fragrances, cosmetics and skincare.
We are focused on rejuvenating our core business and amplifying our growth potential, by supporting and strengthening our brands and developing a stronger innovation pipeline, including by accelerating our time to market with on-trend collections and products, and advancing our end-to-end digital transformation and e-commerce efforts. We are also prioritizing our growth opportunities to expand in the faster-growing emerging markets, as we continue our restructuring efforts to optimize our business and reset fixed costs.
Segments
We are organized into three divisions, which are also our operating and reportable segments: Consumer Beauty, Luxury and Professional Beauty. Our organizational structure is product category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Each division has end-to-end responsibility to optimize the consumers’ beauty experiences in their relevant categories and channels and to translate this into profitable growth.
Consumer Beauty is primarily focused on color cosmetics, retail hair coloring and styling products, body care and mass fragrances.
Luxury is primarily focused on prestige fragrances, premium skincare and premium cosmetics.
Professional Beauty is primarily focused on hair and nail care products for salon professionals.
For segment and geographic area financial information and information about our long-lived assets, see Note 4, “Segment Reporting” in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions of any material amount of assets, see Note 3, “Business Combinations” in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio by segment:

Coty Consumer Beauty	Coty Luxury	Coty Professional Beauty
Adidas	Alexander McQueen	Clairol Professional*
Beckham	Balenciaga	ghd (good hair day)*
Beyonce	Burberry	Kadus Professional*
Biocolor*	Bottega Veneta	Londa Professional*
Bozzano*	Calvin Klein	Nioxin*
Bourjois*	Cavalli	O P I*
Bruno Banani	Chloe	Sassoon Professional
Clairol*	Davidoff	Sebastian*
CoverGirl*	Escada*	System Professional*
Enrique	Gucci	Wella Professionals*
Jovan*	Hugo Boss
Nautica	Jil Sander
Max Factor*	Joop!*
Mexx	Lacoste
Monange*	Lancaster*
Paixao*	Marc Jacobs
Rimmel*	Miu Miu
Risque*	philosophy*
Sally Hansen*	Stella McCartney
Stetson	Tiffany & Co.
Wella*
Younique*
007 James Bond

* Indicates an owned brand.
Marketing
We have a diverse portfolio of over 75 brands, some owned and some licensed, and we employ different models to create a distinct image and personality suited to each brand’s equity, distribution, product focus and consumer. For our licensed brands, we work with licensors to promote brand image. Each of our brands is promoted with logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. We manage our creative marketing work through a combination of our in-house teams and external agencies that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand. Our marketing teams work closely with our digital marketing agency, increasingly using digital social listening and trend spotting capabilities to expand digital marketing of our brands to different channels as the behaviors of beauty consumers continue to transform.
We promote our brands through various channels to reach and engage beauty consumers, through traditional media, through in-store and in-salon displays, increasingly on digital and social media, and through collaborations, product placements and events. In addition, we seek editorial coverage for products and brands in both traditional media and digital and social media to drive influencer amplification and to build brand equity. We also leverage our relationships with celebrities and on-line influencers to endorse certain of our products.
We have dedicated marketing and sales forces in most of our significant markets. These teams leverage local insights to strategically promote our brands and product offerings and tailor our creative marketing to fit local tastes and resonate with consumers most effectively.
We are focused on revamping our in-store execution and deploying new brand visuals for certain of our brands. Our marketing efforts benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities designed to engage consumers so that they try, or purchase, our products, including sampling and “gift-with-purchase” programs designed to stimulate product trials. We have been working with retailers to develop branding and marketing execution strategies and to enhance our in-store execution by implementing “perfect store” methodologies to maximize the consumer experience.
Distribution Channels and Retail Sales
We market, sell and distribute our products in over 150 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product category focused divisions. The Consumer Beauty division primarily sells products through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, and traditional food and drug retailers. The Luxury division primarily sells products through prestige retailers, including perfumeries, department stores and duty-free shops, with travel retail sales channels accounting for 15% of the division’s net revenues. The Professional Beauty division primarily sells products to nail and hair salons, nail and hair professionals and professionals stores. We also sell our products through third-party distributors. In fiscal 2018, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2018, Wal-Mart, our top retailer, accounted for 6% of our net revenues. We are focused on expanding our e-commerce presence. All of our divisions sell products through direct-to-consumer websites, third party-operated websites and through our own branded websites. In addition, we selectively evaluate opportunities to expand into other channels, such as freestanding retail stores for certain brands and social selling.
Innovation
Innovation is a pillar of our business. We innovate through brand-building and new product lines, as well as through new technology. Our research and development teams work with our marketing and operations teams, as well as our internal digital agency to identify recent trends and consumer needs and to bring products quickly to market.
We are continuously innovating to increase our sales by elevating our digital presence, including e-commerce and digital, social media and influencer marketing designed to build brand equity and consumer engagement. We have also focused our efforts on meeting evolving consumer shopping preferences and behaviors, both on-line and in-store. We have introduced new ways to customize the consumer experience, including using artificial intelligence-powered tools to provide personalized advice on selecting and using products, and augmented reality tools that invite customers to virtually try products with curated looks, tutorials and product recommendations.
In addition, we continuously seek to improve our products through research and development. Our basic and applied research groups, which conduct longer-term and “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. As of June 30, 2018, we owned approximately 2,000 utility patents and patent applications globally and approximately 1,800 design patents.
Our principal research and development centers are located in the U.S. and Europe. See “Item 2. Properties.”
We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals except where required by law.
Supply Chain
We manufacture and package a majority of our products, primarily in the United States, Europe and Brazil. Our manufacturing facilities provide multi-segment manufacturing. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis.
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
Following the acquisition of the P&G Beauty Business, we have been engaged in a transformation of our supply chain aimed at integrating and optimizing the combined organization, and we continue to focus on restructuring our supply chain footprint and processes in order to increase efficiency, improve utilization and reduce our order lead times. We have experienced disruptions in our supply chain from time to time, including in connection with these restructuring efforts, and we work to anticipate and respond to actual and potential disruptions.
Competition
There is significant competition within each market where our products are sold. We compete against manufacturers and marketers of beauty products, hair care, salon professional and personal care products. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the beauty market. Competition is also increasing from private label products sold by retailers.
We believe that we compete primarily on the basis of perceived value, including pricing and innovation, product efficacy, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce initiatives, direct sales and other activities (including influencers). It is difficult for us to predict the timing, scale and effectiveness of our competitors’ actions in these areas or the timing and impact of new entrants into the marketplace. For additional risks associated with our competitive position, see “Risk Factors—The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operation could suffer”.
Intellectual Property
We generally own or license the trademark rights in key sales countries in Trademark International Class 3 (covering cosmetics and perfumery) for use in connection with our brands. When we license trademark rights we generally enter into long-term licenses, and we are generally the exclusive trademark licensee for all Class 3 trademarks as used in connection with our products. We or our licensors, as the case may be, actively protect the trademarks used in our principal products in the U.S. and significant markets worldwide. We consider the protection of our trademarks to be essential to our business.
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
Products representing 39% of our fiscal 2018 net revenues are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2018, we maintained 31 brand licenses.
Our licenses impose obligations and restrictions on us that we believe are common to many licensing relationships in the beauty industry, such as paying annual royalties on net sales of the licensed products and maintaining the quality of the licensed products and the image of the applicable trademarks. We are currently in material compliance with the terms of our brand license agreements.
Most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels or upon agreement of the licensor. One of our brand licenses is up for renewal during fiscal 2019, and, while many of our licenses are long term, licenses relating to certain of our global brands are up for renewal in the next few years. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our partners or brand licensors to protect their reputations, could have a material adverse effect on our brand images”.
Employees
As of June 30, 2018, we had approximately 20,000 full-time employees in over 46 countries. In addition, we employ a large number of seasonal contractors during our peak manufacturing and promotional season. We expect our overall headcount to decrease as we continue our efforts to restructure and rationalize our business.
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

Government Regulation
We and our products are subject to regulation by various U.S. federal regulatory agencies as well as by various state and local regulatory authorities and by the applicable regulatory authorities in the countries in which our products are produced or sold. Such regulations principally relate to the ingredients, labeling, manufacturing, packaging, advertising and marketing and sales and distribution of our products. Because we have commercial operations overseas, we are also subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) as well as other countries’ anti-corruption and anti-bribery regimes, such as the U.K. Bribery Act.
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
Seasonality
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the holiday season. We also experience an increase in sales during our fourth fiscal quarter in our Professional Beauty segment as a result of stronger activity prior to the summer holiday season. Working capital requirements, sales, and cash flows generally experience variability during the three to six months preceding the holiday period due in part to product innovations and new product launches and the size and timing of certain orders from our customers. We generally experience peak inventory levels from July to October and peak receivable balances from September to December. During the months of November, December and January of each year, cash is normally generated as customer payments for holiday season orders are received. For more information, see “Risk Factors—Our business is subject to seasonal variability.”
Availability of Reports
We make available financial information, news releases and other information on our website at www.coty.com. There is a direct link from our website to our SEC filings via the EDGAR database at www.sec.gov, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. Stockholders may also contact Investor Relations at 350 Fifth Avenue, New York, New York 10118 or call 212-389-7300 to obtain hard copies of these filings without charge.
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
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels and advances in technology. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition , distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.

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
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e-commerce, may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. Furthermore, increased online competition and declining in-store traffic has resulted, and may continue to result, in brick-and-mortar retailers closing physical stores, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products or to designate more shelf space to our competitors. Additionally, these retailers periodically assess the allocation of shelf space and could elect to reduce the shelf space allocated to our products. Some of our Consumer Beauty brands, including CoverGirl, have experienced a loss of shelf space, and such declines may continue. Further consolidation and store closures, or reduction in inventory levels of our products or shelf space devoted to our products, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
Consumer shopping preferences have also shifted, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct sales and e-commerce. If we are not successful in our digital transformation efforts or otherwise increase digital presence and grow our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
Changes in industry trends and consumer preferences could adversely affect our business, prospects, financial condition and results of operations.
Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and may change rapidly, and on our ability to anticipate and respond in a timely and cost-effective manner to industry trends through product innovations, product line extensions and marketing and promotional activities, among other things. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information and opinions are shared. As product life cycles shorten, we must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands and shorten our product development and supply chain cycles.
In addition, net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This product innovation also can place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales. Furthermore, we cannot predict how consumers will react to any new products that we launch or to repositioning of our brands. Our successful Luxury division product launches may not continue. The amount of positive or negative sales contribution of any of our products may change significantly within a period or from period to period. The above-referenced factors, as well as new product risks, could have an adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our success depends on our ability to achieve our global business strategies.
Our future growth depends on our ability to successfully implement our global business strategies, which include rejuvenating our core business and amplifying our growth potential, which we believe should ultimately translate into revenue growth, strong cash flow and the creation of long-term shareholder value. Achieving our global business strategies will require investment in new capabilities, products and brands, categories, distribution channels, technologies and emerging and more mature geographies and beauty markets. These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings and negatively impact our cash flows. As part of this strategy, we are also working to simplify and rationalize our cost structure, including reducing fixed costs, though a number of restructuring and cost-savings initiatives. These cost efficiency measures may require us to change the way that we conduct and structure our operations, may increase demands on our management and operations or disrupt business activities (including supply chain or logistics aspects), and may not achieve the anticipated savings or benefits.
In addition, we have completed our announced portfolio rationalization program, which resulted in the termination or divestiture of 14 brands. We may continue to dispose of or discontinue select brands and/or streamline operations in the future, and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to our potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely, on commercially advantageous terms or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Our recent divestitures and discontinuances, and any future divestitures and discontinuances, could have a dilutive impact on our earnings, create dissynergies, and associated activities have diverted and may continue to divert in the future significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategies.
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
We have incurred significant costs associated with the acquisition and integration of the P&G Beauty Business and simplifying our business that could affect our period-to-period operating results.
We anticipate that we will incur a total of approximately $1.3 billion of operating expenses and capital expenditures of approximately $500 million in connection with the acquisition of the P&G Beauty Business. Through June 30, 2018, we incurred life-to-date operating expenses and capital expenditures against these estimates of approximately $1,150 million and $370 million, respectively, and we expect the remaining operating expenses, including any anticipated restructuring activities, and capital expenditures to be incurred in future periods through fiscal 2021. The cash usage associated with such, and similar, expenses usually occurs in subsequent periods and could impact our ability to execute our business strategies or deleverage. In addition, independent of the final stages of our integration of the P&G Beauty Business, we are implementing a cost restructuring program, which will combine and expand existing initiatives, in order to reduce fixed costs and enable further investment in the business. We expect that this cost restructuring program will result in total pre-tax restructuring costs of approximately $250.0 million. If our management is required to devote a substantial amount of time and attention to this cost restructuring program, its implementation could divert attention from ongoing operations and affect our period-to-period operating results. If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize these synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the ongoing integration of acquisitions and continuing restructuring initiatives may impact our ability to anticipate future business trends and accurately forecast future results.
Moreover, the diversion of resources to the integration of the P&G Beauty Business and the exit of all three stages of our transition services agreement with The Proctor and Gamble Company (“P&G”) (the “TSA exit”) in fiscals 2017 and 2018 together with changes in our management teams as we reorganized our business, negatively impacted our fiscal year 2017 and

2018 results. In particular, we incurred significantly higher costs in the fourth fiscal quarter of 2017 due, in part, to the lack of visibility into the operating cash needs of the P&G Beauty Business while the transition services agreement was in place. Although we have instituted initiatives to deliver meaningful, sustainable expense and cost management results, events and circumstances such as financial or strategic difficulties, unexpected employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the integration on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, which may result in further diversion of our resources and business disruption (including further supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement the integration, our cost restructuring program and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, we are in the process of rebranding certain brands, particularly in Consumer Beauty, to increase the competitiveness of those brands. There is no assurance that these or other initiatives will be successful and, if they are not, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities could be adversely impacted.
We have made changes and may continue to change our process for the continuous development and evaluation of new product concepts. In addition, each new product launch carries risks. For example, we may incur costs exceeding our expectations, our advertising, promotional and marketing strategies may be less effective than planned or customer purchases may not be as high as anticipated. In addition, we may experience a decrease in sales of certain of our existing products as a result of consumer preferences shifting to our newly-launched products or to the products of our competitors as a result of unsuccessful or unpopular product launches harming our brands. Any of these could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have little operating experience. For example, we acquired professional and retail hair brands in connection with the acquisition of the P&G Beauty Business, purchased a premium brand in high-end hair styling and appliances and entered into a joint venture with an online peer-to-peer social selling platform in beauty, all of which were new product categories and channels for us. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of P&G Beauty Business in October 2016) and entered into a joint venture with Younique in February 2017. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we focus on re-prioritizing our growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, including the P&G Beauty Business Acquisition, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the P&G Beauty Business Acquisition, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Hypermarcas Brands, Younique, Burberry and ghd, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
We face risks associated with our joint ventures.
We are party to several joint ventures in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures involve risks that our joint venture partners may:

•	have economic or business interests or goals that are inconsistent with or adverse to ours;

•	take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;

•	be unable or unwilling to fulfill their obligations under the relevant joint venture agreements;

•	take actions that may harm our reputation;

•	have financial difficulties; or

•	have disputes with us as to the scope of their rights, responsibilities and obligations.
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
Our intellectual property is a valuable asset of our business. Although certain of the intellectual property we use is registered in the U.S. and in many of the foreign countries in which we operate, there can be no assurances with respect to the continuation of such intellectual property rights, including our ability to further register, use or defend key current or future trademarks. Further, applicable law may provide only limited and uncertain protection, particularly in emerging markets, such as China.
Furthermore, we may not apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past, and could in the future, bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Patent expirations may also affect our business. As patents expire, competitors may be able to legally produce and market products similar to the ones that were patented, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
In addition, third parties may illegally distribute and sell counterfeit versions of our products, which may be inferior or pose safety risks and could confuse consumers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements) or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. We are rationalizing our wholesale distribution and continue efforts to reduce the amount of Luxury product diversion to the value and mass channels, however, stopping such commerce could result in a potential adverse impact to our sales and net revenues, including to those customers who are selling our products to unauthorized retailers, or an increase in returns over historical levels.
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
In addition, many of our products bear, and the value of our brands is affected by, the trademarks and other intellectual property rights of our brand and joint venture partners and licensors. Our brand and joint venture partners’ and licensors’ ability to maintain and protect their trademark and other intellectual property rights is subject to risks similar to those described above with respect to our intellectual property. We do not control the protection of the trademarks and other intellectual property rights of our brand and joint venture partners and licensors and cannot ensure that our brand and joint venture partners and licensors will be able to secure or protect their trademarks and other intellectual property rights, which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property of third parties.
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, our acquisition targets and other businesses in which we make strategic investments are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights. For example, we are facing oppositions to our use of the “Younique” mark in certain jurisdictions, including the European Economic Area and China. If we are found to be infringing, misappropriating or otherwise violating a third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available in a timely manner on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible or result in a significant delay to market or otherwise have an adverse commercial impact. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities, which could therefore have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with recent and future acquisitions, particularly if business performance declines or expected growth is not realized. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Goodwill, Other Intangible Assets and Long-Lived Assets”.
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
Agreements that govern our indebtedness, including the indenture governing our senior unsecured notes (the “Indenture”) and our credit agreement (the “2018 Coty Credit Agreement”), impose operating and financial restrictions on our activities. These restrictions may limit or prohibit our ability and the ability of our restricted subsidiaries to, among other things:
•incur indebtedness or grant liens on our property;
•dispose of assets or equity;
•make acquisitions or investments;
•make dividends, distributions or other restricted payments;
•effect affiliate transactions;
•enter into sale and leaseback transactions; and
•enter into mergers, consolidations or sales of substantially all of our assets and the assets of our subsidiaries.
In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement.
Our debt burden and the restrictions in the agreements that govern our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; limiting our ability to take advantage of financing and other corporate opportunities; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. In addition, a significant portion of our cash and investments are held outside the U.S., and we may not be able to service our debt without undergoing the costs of repatriating those funds.
Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, and to meet our deleveraging objectives. In addition, we earn a significant amount of our operating income, and hold a significant portion of our cash and investments, in our foreign subsidiaries outside the U.S. As of June 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $301.4 million. If our domestic subsidiaries are not able to generate sufficient cash flow to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, we may need to repatriate additional earnings. If we do not generate sufficient cash flow to satisfy our debt service obligations, including payments on our senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could result in higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Indenture governing our senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. The inability of our subsidiaries to generate sufficient cash flow to satisfy our debt service obligations, including the inability to service our senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity and may impact our ability to satisfy our obligations in respect of our senior unsecured notes and the 2018 Coty Credit Agreement.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under the 2018 Coty Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
A general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions may affect consumer spending, which could adversely affect our financial results.
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences. While luxury fragrances and skin care categories are experiencing strong growth, declines in the retail nail, mass color cosmetics and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, the June 23, 2016 referendum in the U.K. in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and subsequent initiation of formal withdrawal procedures by the U.K. government has caused significant volatility in the financial and credit markets and may impact consumer spending and economic conditions generally in Europe. The global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. Volatilities in exchange rates resulting from Brexit are expected to continue at least in the short term as the U.K. continues to negotiate its exit from the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. See “—We are subject to risks related to our international operations.” Further, recent political and economic developments in the U.S., the U.K., Europe and Brazil, including those relating to the current administration in the U.S., and the results of several elections in European nations and future elections in Brazil, have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
In addition, our sales are affected by the overall level of consumer spending. The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, government policies that affect consumers (such as those relating to medical insurance or income tax), energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending may have a negative impact on our direct sales and could cause financial difficulties at our retailer and other customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a customer or retailer could also cause us to curtail or eliminate business with that customer or retailer. We may also decide to assume more credit risk relating to the receivables from our customers or retailers, which increases the possibility of late or non-payment of receivables. Our inability to collect receivables from a significant retailer or customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities. If a retailer or customer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity.

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
Exchange rate fluctuations have affected and may in the future affect our results of operations, financial condition, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required by our operations. The currencies to which we are exposed include the euro, the British pound, the Chinese yuan, the Polish zloty, the Russian ruble, the Brazilian real, the Argentine peso, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar would decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies would result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the various relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar would tend to negatively impact our financial condition and results of operations. Our efforts to hedge certain exposures to foreign currency exchange rates arising in the ordinary course of business may not successfully hedge the effect of such fluctuations.
We are subject to risks related to our international operations.
We operate on a global basis, and approximately 68% of our net revenues in fiscal 2018 were generated outside North America. We maintain offices in over 35 countries, and we market, sell and distribute our products in over 150 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, including the ghd acquisition, the acquisition of the Hypermarcas Brands and the P&G Beauty Business Acquisition, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts (including any other change resulting from Brexit), labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts, improper payments.
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
The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, the E.U. recently imposed tariffs on certain luxury products imported from the U.S., which would impact the sale in the E.U. of certain of our Professional Beauty and Consumer Beauty products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials we import for use in manufacturing or packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products, our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets.

In addition, on December 22, 2017, the President of the U.S. signed the Tax Act, which includes a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the U.S. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and we expect to see future regulatory, administrative or legislative guidance that could adversely affect our financial results. We have recorded provisional amounts in our financial statements based on information available at this time and our current analysis of the Tax Act. We continue to analyze the Tax Act to determine the full impact of the new law and related guidance, and to the extent any future guidance or analysis differs from our preliminary interpretation of the law, it could have a material adverse effect on our financial position and results of operations. In addition, some foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, ghd and Younique, that were previously outside our control and that we are now independently addressing, which may result in unanticipated or new liabilities. While we believe that we have adopted, and /or will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2017 tax periods. Although we are seeking a favorable administrative decision on the related tax enforcement action, we may not be successful. See Note 24, “Commitments and Contingencies” for more information regarding our potential tax obligations in Brazil.
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
In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. We are in the process of enhancing our compliance program as a result of the P&G Beauty Business Acquisition and our other recent acquisitions, but we cannot assure you that we will not encounter problems with respect to such programs or that such programs will be effective in ensuring compliance.
Failure by us or our subsidiaries to comply with these laws or policies could subject us to civil and criminal penalties, cause us to be in breach of contract or damage to our or our licensors’ reputation, each of which could materially and adversely affect our business, prospects, financial condition, cash flows, results of operations, cash flows, as well as the trading price of our securities.
In addition, the U.S. may impose additional sanctions at any time on countries where we sell our products. If so, our existing activities may be adversely affected, we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed, or we may experience reputational harm and increased regulatory scrutiny.
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
Our ability to maintain our reputation is critical to our business and our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity (including should we be perceived as violating the law) or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices and are subject to a significant product recall, litigation, or allegations of tampering, animal testing, use of certain ingredients (such as certain palm oil) or misconduct by executives. Any negative publicity about these types of concerns or other concerns, whether actual or perceived or directed towards us or our competitors, may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. In addition, the behavior of our employees, including with respect to our employees’ use of social media subjects us to potential negative publicity if such use does not align with our high standards and integrity or fails to comply with regulations or accepted practices. Furthermore, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative or inaccurate publicity, posts or comments on social media, whether accurate or inaccurate, about us, our employees or our brand partners (including influencers) and licensors, our respective brands or our respective products, whether true or untrue, could damage our respective brands and our reputation.
Additionally, our success is also partially dependent on the reputations of our brand partners and licensors and the goodwill associated with their intellectual property. We often rely on our brand partners or licensors to manage and maintain their brands, but these licensors’ reputation or goodwill may be harmed due to factors outside our control, which could be attributed to our other brands and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Many of these brand licenses are with fashion houses, whose popularity may decline due to mismanagement, changes in fashion or consumer preferences, allegations against their management or designers or other factors beyond our control. Similarly, certain of our products bear the names and likeness of celebrities, whose brand or image may change without notice and who may not maintain the appropriate celebrity status or positive association among the consumer public to support projected sales levels. In addition, in the event that any of these licensors were to enter bankruptcy proceedings, we could lose our rights to use the intellectual property that the applicable licensors license to us.
Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all.
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels or upon agreement of the licensor. For example, one of our brand licenses is up for renewal in fiscal 2019, and, while many of our licenses are long term, licenses relating to certain of our global brands are up for renewal in the next few years. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

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
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, possible dawn raids, and other external factors over which we have no control. For example, disruptions in our U.K. planning hub and one of our U.S. distribution centers in the fourth quarter of fiscal 2018 resulted in loss of revenue and increased costs, including penalty payments to retailers for unshipped products, as we were unable to meet consumer demand for certain Consumer Beauty products, which has impacted and is expected to continue to impact our results of operations. As we continue our integration and restructuring activities, any additional or ongoing supply chain disruptions may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, alcohols, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of our products. Increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries (each, a “covered country”) and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply covered country “conflict free” products, and we may not be able to obtain covered country conflict free products or supplies in sufficient quantities for our operations. For calendar year 2017, we determined that we have no reason to believe that any products we manufactured or contracted to manufacture contained conflict minerals that may have originated in the covered countries. However, since our supply chain is complex, we may face operational obstacles and reputational challenges with our customers and stockholders if we are unable to continue to sufficiently verify the origins for the minerals used in our products.
We have also outsourced and may continue to outsource certain functions, and we are dependent on the entities performing those functions. For example, a short-term transportation workers strike in Brazil impacted the distribution of our products and raw materials in the fourth quarter of fiscal 2018, resulting in increased logistical costs and lost revenues for products that could not be shipped. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e-commerce and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our integration and simplification initiatives, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophic events or other problems. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. If not managed and mitigated effectively, these risks could increase in the future as we expand our digital capabilities and e-commerce activities, including through the use of new digital applications and technologies. There are further risks associated with the information systems of our joint ventures and of the companies we acquire, both in terms of systems compatibility, process controls, level of security and functionality. It may cost us significant money and resources to address these risks and if our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our financial condition, results of operations and cash flows may be adversely affected.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in the E.U. a new law governing data practices and privacy called the GDPR became effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. In addition, the state of California recently enacted a data privacy law applicable to entities serving or employing California residents (the “California Consumer Privacy Act”) that will require compliance by January 2020. The GDPR, the California Consumer Privacy Act and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations or activities, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
In addition, if we are unable to prevent or detect security breaches, or properly remedy them, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers, including personal employee, consumer or presenter information stored in our or third-party systems or as a result of the dissemination of inaccurate information. In addition, the unauthorized disclosure of nonpublic sensitive information could lead to the loss of intellectual property or damage our reputation and brand image or otherwise adversely affect our ability to compete.
Our information technology systems, operations and security control frameworks require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems to keep pace with continuing changes in technology, legal and regulatory standards, cyber threats and the commercial opportunities that accompany the changing digital and data driven economy. From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications, integrations and roll-outs. These projects may be subject to cost overruns and delays and may cause disruptions in our daily business operations. These cost overruns and delays and distractions as well as our reliance on certain third parties for certain business and financial information could impact our financial statements and could adversely impact our ability to run our business, correctly forecast future performance and make fully informed decisions.
Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with the integration of the P&G Beauty Business and our other acquisitions, our restructurings and simplification program, continued changes in our senior management team and other key personnel and other initiatives.
As we continue to restructure our workforce from time to time (including with respect to business restructuring initiatives, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations. While we do have policies and procedures in place to reduce our exposure to these risks, there can be no assurance that such policies and procedures will be effective or that we will not be exposed to such claims, allegations or legal proceedings.
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
In addition, government authorities and self-regulatory bodies regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely based on geography, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling or recalling certain products, all of which could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any regulatory action or penalty could lead to private party actions, which could further harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We currently engage in a program seeking to improve control over our product demand and inventories. We have identified, and may continue to identify, inventories that are not saleable in the ordinary course, but there is no assurance that our existing program or any future inventory management program will be successful in improving our inventory control. Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our net sales or working capital, or cause us to incur excess and obsolete inventory charges. We also could have inadequate inventories which could hinder our ability to meet demand. We have sought and continue to seek to improve our payable terms, which could adversely affect our relations with our suppliers.
In addition, we have significant working capital needs, as the nature of our business requires us to maintain inventories that enable us to fulfill customer demand. We generally finance our working capital needs through cash flows from operations and borrowings under our credit facilities. If we are unable to finance our working capital needs on the same or more favorable terms going forward, or if our working capital requirements increase and we are unable to finance the increase, we may not be able to produce the inventories required by demand, which could result in a loss of sales. In addition, we are reliant on our cash flows from operations to repay our indebtedness, which may impact the cash flows that are available for working capital needs. Our ability to generate and maintain sufficient cash levels also could impact our ability to reduce our indebtedness.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results. For example, the recent changes in sanctions against Iran have adversely impacted our net revenues and prohibits us from conducting business in Iran. Also, the Tax Act, enacted on December 22, 2017, introduced a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the United States. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future regulatory, administrative or legislative guidance could adversely affect our financial results. See “—We are subject to risks related to our international operations”, “—Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business” and “—We face risks associated with our independent contractors.”
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to recently acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the positive financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, Younique, ghd, the Hypermarcas Brands and the Burberry fragrance business. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
We are exposed to the risk of fraud or other misconduct by our personnel or third parties such as independent contractors or agents. Misconduct by employees, independent contractors, or agents could include intentional failures to comply with the laws and regulations to which we are subject or with our policies, provide accurate information to regulatory authorities, comply with ethical, social, product, labor and environmental standards, comply with fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, our business is subject to laws, regulations and policies intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees, influencers or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of employment, which could result in legal or regulatory action and serious harm to our reputation.
Violations of our prohibition on harassment, sexual or otherwise, could result in liabilities and/or litigation.
We prohibit harassment or discrimination in the workplace, in sexual or in any other form. This policy applies to all aspects of employment. Notwithstanding our conducting training and taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us, and we could suffer reputational harm.
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. For a two-year period following the closing of the P&G Beauty Business Acquisition, we are subject to certain restrictions in repurchasing our stock. For more information on our stock repurchase restrictions, see “—We could be adversely affected by significant restrictions following the P&G Beauty Business Acquisition in order to avoid tax-related liabilities.” In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. Further, we allow pledging by our employees in connection with certain executive ownership programs. A drop in the share price could result in pledged shares being sold pursuant to the terms of the pledge, which could result in a decrease in the trading price of our stock and subject us to civil and criminal investigations, including with respect to insider trading.
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
In connection with the closing of the P&G Beauty Business Acquisition on October 1, 2016, we and P&G received written opinions from special tax counsel regarding the intended tax treatment of the Green Merger, and P&G received an additional written opinion from special tax counsel regarding the intended tax treatment of the Distribution. The opinions were based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by us, P&G, Galleria and Green Acquisition Sub Inc. (“Green Merger Sub”) which, if incorrect or inaccurate in any material respect, could jeopardize the conclusions reached by special tax counsel in their opinions. We are not aware of any facts or circumstances that would cause the assumptions or representations to be relied upon in the above-described tax opinions to be untrue or incomplete in any material respect or that would preclude any of us, P&G, Galleria or Green Merger Sub from complying with all applicable covenants. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete or any applicable covenant to be satisfied in all material respects, could adversely affect the conclusions reached by counsel. Furthermore, it should be noted that there is a lack of binding administrative and judicial authority addressing the tax-free treatment of transactions substantially similar to the distribution by P&G of its shares of Galleria common stock to P&G shareholders by way of an exchange offer (the “Distribution”) and the Green Merger, the opinions will not be binding on the Internal Revenue Service (“IRS”) or a court, and the IRS or a court may not agree with the opinions. As a result, while it is impossible to determine the likelihood that the IRS or a court could disagree with the conclusions of the above-described opinions, the IRS could assert, and a court could determine, that the Distribution and Green Merger should be treated as taxable transactions.
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
Even if the Galleria Transfer (as used herein, “Galleria Transfer” means the contribution of certain specified assets related to P&G Beauty Business by P&G to Galleria in exchange for Galleria common stock, any distribution to P&G of a portion of the amount calculated pursuant to the transaction agreement entered into in connection with the P&G Beauty Business Acquisition dated July 8, 2015 (the “Transaction Agreement”) for the recapitalization of Galleria and the assumption of certain liabilities related to P&G Beauty Business, in each case in accordance with the Transaction Agreement) and the Distribution, taken together, were otherwise to qualify as a tax-free transaction under section 368(a)(1)(D) of the Code, and the Distribution were otherwise to qualify as a distribution to P&G shareholders pursuant to section 355 of the Code, the Distribution would become taxable to P&G (but not P&G shareholders) pursuant to section 355(e) of the Code if a 50% or greater interest (by vote or value) of either P&G or Galleria was acquired (including, in the latter case, through the acquisition of our stock in or after the Green Merger), directly or indirectly, by certain persons as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of shares of our common stock, P&G common stock or Galleria common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we, P&G or Galleria may be able to rebut that presumption. While the Green Merger will be treated as part of such a plan for purposes of the test, standing alone, it should not cause the Distribution to be taxable to P&G under section 355(e) of the Code because P&G shareholders held over 54% of our outstanding common stock immediately following the Green Merger. However, if the IRS were to determine that other acquisitions of our shares of stock, P&G common stock or Galleria common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, that determination could result in the recognition of a taxable gain by P&G. While P&G generally would recognize gain as if it had sold the shares of Galleria common stock distributed to P&G shareholders in the Distribution for an amount equal to the fair market value of such stock, P&G has agreed under the Tax Matters Agreement among us, P&G, Galleria and Green Merger Sub to make a protective election under section 336(e) of the Code with respect to the Distribution, which generally causes a deemed sale of Galleria’s assets upon a taxable Distribution. In such case, to the extent that P&G is responsible for the resulting transaction taxes, we generally would be required to make periodic payments to P&G equal to the tax savings arising from a “step up” in the tax basis of Galleria’s assets as a result of the protective election under section 336(e) of the Code taking effect.
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
The Tax Matters Agreement among us, P&G, Galleria and Green Merger Sub requires that we and Galleria, for a two-year period following the closing of the Merger, generally avoid taking certain actions. This period ends on October 1, 2018. These limitations are designed to restrict actions that might cause the Distribution to be treated under section 355(e) of the Code as part of a plan under which a 50% or greater interest (by vote or value) in us is acquired or that could otherwise cause the Distribution, Green Merger and/or certain related transactions to become taxable to P&G. Unless we deliver an unqualified opinion of tax counsel reasonably acceptable to P&G, confirming that a proposed action would not cause the Distribution, Green Merger and/or certain related transactions to become taxable, or P&G otherwise consents to the action, we and Galleria are each generally prohibited or restricted during the two-year period following the closing of the Green Merger from:

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
JABC’s interests may be different from or conflict with the interests of our other shareholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2018. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
London, England (leased)	Corporate/Commercial	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Consumer Beauty
Paris, France (3 locations) (leased)	Corporate/Commercial	Corporate / Luxury
Geneva, Switzerland (2 locations) (leased)	Corporate/Commercial/R&D	Corporate / Professional Beauty
Ashford, England (land leased, building owned)	Manufacturing	Consumer Beauty
Bangkok, Thailand (owned)	Manufacturing	Professional Beauty
Capella, Russia (owned)	Manufacturing	Consumer Beauty
Chartres, France (owned)	Manufacturing	Luxury
Cologne, Germany (owned)	Manufacturing	Luxury
Granollers, Spain (owned)	Manufacturing	Luxury
Hünfeld, Germany (owned)	Manufacturing	Professional Beauty
Hunt Valley, U.S. (owned)	Manufacturing	Consumer Beauty
Mariscala, Mexico (owned)	Manufacturing	Professional Beauty
Monaco, Monaco (leased)	Manufacturing	Luxury
Rothenkirchen, Germany (owned)	Manufacturing	Professional Beauty
Sanford, North Carolina, U.S. (owned)	Manufacturing	Luxury
Senador Canedo, Brazil (owned)	Manufacturing	Consumer Beauty
Wujiang, China (owned)	Manufacturing	Consumer Beauty
Morris Plains, New Jersey, U.S. (leased)	R&D	All segments
Item 3. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings including regulatory actions, incidental or related to our business, including consumer class or collective actions, personal injury (including asbestos-related claims), intellectual property, competition, and advertising claims litigation, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock is listed and publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “COTY”.

	Fiscal 2018			Fiscal 2017
	High	Low	Cash Dividends	High	Low	Cash Dividends
July 1 - September 30	$20.88	$15.83	$0.125	$30.13	$23.06	$0.275
October 1 - December 31	20.31	14.24	0.125	25.34	17.94	0.125
January 1 - March 31	21.68	16.50	0.125	20.09	18.12	0.125
April 1 - June 30	18.75	12.92	0.125	20.51	16.95	0.125

Stockholders of Record
As of June 30, 2018 there were 991 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have paid an annual dividend since fiscal 2011, and we began paying a quarterly dividend in fiscal 2017. Subject to legally available funds, we expect to continue to pay a quarterly cash dividend on our Class A Common Stock, but there can be no assurance that our Board of Directors (“Board”) will continue to declare dividends or that any dividends will be paid in the anticipated amounts and frequency, or at all.
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indenture relating to our senior unsecured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 13 “Debt” in the notes to our Consolidated Financial Statements.

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2018 Peer Group (b)

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2013.
(b) The Peer Group includes L'Oréal S.A., Avon Products, Inc., Estee Lauder Companies, Inc. and Revlon, Inc.

The Market Performance Graph above assumes a $100.00 investment on June 30, 2013, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a Peer Group average.
Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(f) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options(a)	13,375,385	$16.75
Series A Preferred Stock (b)	3,324,707	23.36
Restricted Stock Units	7,538,244	N/A
Subtotal	24,238,336	—	46,825,145
Equity compensation plans not approved by security holders
Options (c)	16,975	$10.50	—
Series A Preferred Stock (b)(d)	1,645,921	24.15
Phantom Units (e)	349,432	N/A
Subtotal	2,012,328	—	—
Total	26,250,664		46,825,145

N/A is not applicable
(a) For information about options, see Note 22, “Share-Based Compensation Plans” in the notes to our Consolidated Financial Statements.
(b) Upon vesting of the Series A Preferred Stock, the recipient receives, in cash or shares, at our sole election, the fair market value of our Class A Common Stock on the vest date of the Series A Preferred Stock less the sum of the fair market value of our Class A Common Stock on the original issue date of the Series A Preferred Stock and a hurdle price specified in the recipient’s subscription agreement. As such, the benefit provided under the Series A Preferred Stock will always be based solely on the increase in value of our Class A Common Stock after the date of grant and the Series A Preferred Stock will not have any value to the participant until the value of our Class A Common Stock exceeds the value of such shares on the date of grant plus the specified hurdle.
(c) Executive Ownership Plan. From fiscal 2008 until December 2012, we invited certain key executives to participate in our Executive Ownership Plan by purchasing shares of our common stock and receiving stock options to match such purchases. The Executive Ownership Plan was replaced by the Platinum Program in December 2012. All matching stock options have five-year cliff vesting tied to continued employment with us and continued ownership of the restricted shares that the matching stock options match.
(d) On April 14, 2015, a duly constituted committee of the Board approved employment inducement awards outside of the Company’s Equity and Long-Term Incentive Plan of Series A Preferred Stock in the amount of 645,921 shares to Camillo Pane who had, at that time, been announced as the Company’s new Executive Vice President of Category Development. On March 27, 2017, the Board approved an award of 1,000,000 shares of Series A Preferred Stock, par value $0.01 per share, to Lambertus J.H. Becht in his capacity as a non-employee director to compensate him for services performed in connection with closing the P&G Beauty Business transaction, aiding with the transition of the new chief executive officer into his role and integrating the P&G Beauty Business.
(e) On December 1, 2014, the Board granted Lambertus J.H. Becht an award of 49,432 phantom units (the “December Grant”). On July 21, 2015, the Board granted to Mr. Becht an award of 300,000 phantom units (the “July Grant”). Both the December Grant and July Grant to Mr. Becht were outside of the Company’s Equity and Long-Term Incentive Plan. At the time of December Grant, the phantom units had a value of $1,000,009 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and at the time of the July Grant, the phantom units had a value of approximately $8,106,000 based on the closing price of the Class A Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. The phantom units vest on the fifth anniversary of the grant date and, in the event of a change in control or Mr. Becht’s death or disability, the phantom units shall vest immediately. Within 30 days of the grant date, Mr. Becht had the ability to elect whether to receive payment in respect of the phantom units in cash or shares of Class A Common Stock. Mr. Becht elected to receive payment in respect of the December Grant and the July Grant in shares of Class A Common Stock.

(f) Reflects number of securities remaining available for future issuance under equity compensation plans, excluding share reserves related to terminated equity plans.
Issuer Purchases of Equity Securities
No shares of Class A Common Stock were repurchased during the fiscal quarter ended June 30, 2018.

Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (c)	2014
Consolidated Statements of Operations Data:
Net revenues	$9,398.0	$7,650.3	$4,349.1	$4,395.2	$4,551.6
Gross profit	5,789.6	4,621.8	2,603.1	2,638.2	2,685.9
Restructuring costs	173.2	372.2	86.9	75.4	37.3
Acquisition-related costs	64.2	355.4	174.0	34.1	0.7
Asset impairment charges	—	—	5.5	—	316.9
Operating income (loss)	161.2	(437.8)	254.2	395.1	25.7
Interest expense, net	265.0	218.6	81.9	73.0	68.5
Loss on early extinguishment of debt	10.7	—	3.1	88.8	—
Other expense, net	38.0	1.6	30.4	—	1.3
(Loss) income before income taxes	(152.5)	(658.0)	138.8	233.3	(44.1)
(Benefit) provision for income taxes	(24.7)	(259.5)	(40.4)	(26.1)	20.1
Net (loss) income	(127.8)	(398.5)	179.2	259.4	(64.2)
Net income attributable to noncontrolling interests	2.0	15.4	7.6	15.1	17.8
Net income attributable to redeemable noncontrolling interests	39.0	8.3	14.7	11.8	15.4
Net (loss) income attributable to Coty Inc.	$(168.8)	$(422.2)	$156.9	$232.5	$(97.4)
Per Share Data:
Weighted-average common shares
Basic	749.7	642.8	345.5	353.3	381.7
Diluted	749.7	642.8	354.2	362.9	381.7
Cash dividends declared per common share	$0.50	$0.65	$0.25	$0.20	$0.20
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.23)	$(0.66)	$0.45	$0.66	$(0.26)
Diluted	(0.23)	(0.66)	0.44	0.64	(0.26)

(in millions)	Year Ended June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (c)	2014
Consolidated Cash Flows Data:
Net cash provided by operating activities	$413.7	$757.5	$501.4	$526.3	$536.5
Net cash (used in) investing activities	(687.6)	(1,163.6)	(1,059.2)	(171.2)	(257.6)
Net cash provided by (used in) financing activities	69.3	595.2	592.6	(1,138.2)	(5.7)

(in millions)	As of June 30,
	2018 (a)	2017 (b)	2016 (c)	2015 (c)	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$331.6	$535.4	$372.4	$341.3	$1,238.0
Total assets (d)	22,630.2	22,548.2	7,035.6	5,998.0	6,570.8
Total debt, net of discount	7,610.5	7,205.0	4,162.8	2,634.7	3,293.5
Total Coty Inc. stockholders’ equity	8,849.7	9,314.7	360.2	969.8	843.8

(a) Included in fiscal 2018 are the financial impacts of the acquisition of the Burberry Beauty Business as of October 2, 2017.
(b) Included in fiscal 2017 are the financial impacts of the acquisitions of the P&G Beauty Business as of October 1, 2016, ghd as of November 21, 2016 and Younique as of February 1, 2017.
(c) Included in fiscal 2016 and 2015 are the financial impacts of the Hypermarcas Brands as of February 1, 2016 and the Bourjois acquisition as of April 1, 2015.
(d) In fiscal 2017, we adopted authoritative guidance issued by the Financial Accounting Standards Board requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Prior to the adoption of this guidance, debt issuance costs were presented within total assets in the Consolidated Balance Sheets. Total assets for all periods presented in the table above have been conformed to the current balance sheet presentation.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes included elsewhere in this document. When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. The following discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion on the uncertainties, risks and assumptions associated with these statements as well as any updates to such discussion as may be included in subsequent reports we file with the SEC. Actual results may differ materially and adversely from those contained in any forward-looking statements. The following discussion includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
OVERVIEW
We are a global beauty company and our vision is to be a new global leader and challenger in the beauty industry. We manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products throughout the world.
Operating and Reportable Segments
Our business is organized into three divisions: Luxury, Consumer Beauty and Professional Beauty, and our operating and reportable segments reflect this divisional structure. Certain shared costs and the results of corporate initiatives are managed outside of our three segments by Corporate.
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
Geographic Structure
We have determined our geographic regions to be North America (Canada and the U.S.), Europe and ALMEA (Asia, Latin America, the Middle East, Africa and Australia).

Overview
We are one of the world’s largest beauty companies, with a purpose to celebrate and liberate the diversity of consumers’ beauty. Over the past three years, the transformational acquisition of the P&G Beauty Business and our other strategic transactions have strengthened and diversified our presence across the countries, categories and channels in which we compete. As we complete the final stages of the P&G Beauty Business integration, we are focused on rejuvenating our core business and amplifying our growth potential, by supporting and strengthening our brands, developing a stronger innovation pipeline, advancing our end-to-end digital transformation, and expanding our presence in the faster-growing emerging markets.
The beauty industry has continued to evolve, driven by increasing consumer desire for immersive shopping experiences, the importance of digital communication for brand building, the expanding role of e-commerce and specialty retail formats, and new brand introductions. This evolution has put pressure on traditional retail formats and traditional models of brand building and reaching consumers.
We are tailoring our approach to address this evolution of the beauty industry. Revenues from e-commerce channels comprise a small but fast-growing portion of our consolidated net revenues. Transforming our digital and e-commerce capabilities is a central part of our overall strategy. While we are still in the early days of our digital transformation, we are making significant multi-year investments in talent acquisition, in-house content creation capabilities and product management systems that will fuel our e-commerce efforts. This, together with the dedication across each of our divisions to drive momentum in this rapidly expanding channel, will allow for expansion of our e-commerce footprint.
The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products. We are continuing to improve our innovation process, aiming to introduce bigger, more impactful innovations while reducing time-to-market. We also support new and established products through our focus on strategic advertising and merchandising, brand repositioning, innovation and in-store execution.
Certain market segments and geographies in which we compete generally continue to grow moderately. While luxury fragrances and skin care categories are experiencing strong growth, low single digit declines in the retail nail, retail hair, mass body care, mass color cosmetics and mass fragrances categories in the U.S. and certain key countries in Western Europe continue to impact our business and financial results. We experienced strong growth in our Luxury segment supported by strong category trends and our successful brand innovation, steady growth in our Professional Beauty segment and uneven performance in our Consumer Beauty segment. Emerging markets have been a source of growth in many of our categories in fiscal 2018. We are also continuing to expand our presence in faster-growth emerging markets, by building strong relationships with key retailers in those markets and leveraging our broad portfolio of brands.
Transformation of our business
Following our acquisition of the P&G Beauty Business, we have been focused on integrating, restructuring and optimizing the combined organization. In fiscal 2018, we successfully exited the third and final stage of our transition services agreement with P&G, following the successful exit of the first two stages in fiscal 2017. We also instituted new initiatives to deliver meaningful, sustainable expense and cost management to address increases in our fixed cost base as a combined company. The last step of the integration includes the completion of the one order, one invoice, one shipment program which will make Coty a fully integrated company, able to sell, ship and invoice all of our brands in a seamless way for our customers, allowing significant simplification for our employees and increasing our scalability potential.
Further, in connection with the acquisition of the P&G Beauty Business, we are implementing our plan through which we continue to target realizing approximately $750 million of synergies driven by cost, procurement, supply chain and selling, general, and administrative savings through fiscal 2020. We realized cumulative synergies of approximately 20% in fiscal 2017, 50% though fiscal 2018, and we expect to cumulatively generate approximately 80% of the net synergies throughout fiscal 2019 and the full $750 million through fiscal 2020.
A milestone in our transformation was the completion in fiscal 2018 of our announced portfolio rationalization program and, as a result, we divested or terminated 14 brands including: CLC, Celine Dion, Cutex, Esprit, Guess, Halle Berry, JLo, Lady Gaga, Love2Love, Playboy, Summer and Tim McGraw, which were reported in our Consumer Beauty segment and Cerruti and Chopard, which were reported in our Luxury segment. In addition, we continuously evaluate strategic transactions including acquisitions, divestitures and new brand licenses to optimize our portfolio. During fiscal 2018, we acquired the exclusive long-term global license rights and other related assets for the Burberry Beauty luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”), which is managed within the Luxury division. We will continue to opportunistically look at strategic opportunities as and when they arise, subject to our strict financial discipline and deleveraging objectives.
Performance

In fiscal 2018, solid operating performance was driven by steady progress on business integration. Modest revenue growth was driven by strong performance in Luxury, due to impactful innovations across the major brands, and solid growth in Professional Beauty supported by growth in both hair and nail categories, offset by declines in Consumer Beauty revenues as we made gradual progress towards stabilizing performance. In the fourth fiscal quarter, strong performance from Luxury and solid growth in Professional Beauty were offset by declines in Consumer Beauty, where a number of temporary supply chain disruptions impacted revenues. Specifically, disruptions in two major distribution centers in the U.S. and U.K., due in part to challenges arising in connection with our restructuring efforts, impacted our ability to meet consumer demand for products in the Consumer Beauty segment and resulted in a loss of revenue and increased costs that we expect to continue into the first half of fiscal 2019. In addition, during the same period, a transportation workers strike in Brazil impacted the delivery of raw materials as well as our ability to ship our products to customers in that country.
Outlook
While we work on the full turnaround of the new Coty, we expect the integration to be largely completed by the end of fiscal 2019. We are focused on returning the business to flat to modest net revenue growth. This level of net revenue growth, combined with our ongoing focus on reducing costs even after the synergies are fully delivered, underpins our medium term target of achieving operating margin growth.
Against this backdrop, we view fiscal 2019 as an important step in the right direction to achieve our medium term ambitions. For fiscal 2019, we are targeting operating margin expansion, which, combined with our target of flat to modest net revenue growth would deliver operating income growth. We believe financial performance across quarters in fiscal 2019 will not be linear and the peak of the impact of the supply chain disruptions, due to logistics and manufacturing consolidation, will come in first half of fiscal 2019. We anticipate that this will have a considerable impact on both net revenue and net income. We do expect that the business disruption related impacts will be substantially complete by the end of first half fiscal 2019 and our fiscal 2019 targets take these disruptions into consideration. We are also focused on increasing our cash flow and reducing our indebtedness.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

•
Share-based compensation adjustment: During fiscal 2016, we excluded the impact of the fiscal 2013 accounting modification from liability plan to equity plan accounting for the share-based compensation plans as well as other share-based compensation transactions that are not reflective of the ongoing and planned pattern of recognition for such expense. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2016 for a full discussion of the share-based compensation adjustment.

•
Interest and other (income) expense: We have excluded foreign currency impacts associated with acquisition-related and debt financing-related forward contracts, as well as debt financing transaction costs as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.

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

Basis of Presentation of Acquisitions and Divestitures
During the period when we complete an acquisition, divestiture or early license termination, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) the divested brands or businesses or early terminated brands in the prior year period, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures and early license terminations that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

	2018	2017
First fiscal quarter	n/a	n/a
Second fiscal quarter	Acquisition: Burberry Beauty Business (Luxury segment)	Acquisitions: P&G Beauty Business (all segments) and ghd (Professional Beauty segment)
Third fiscal quarter	Termination: Guess (Consumer Beauty segment)	Acquisition: Younique (Consumer Beauty segment) Divestiture: J.Lo (Consumer Beauty segment)
Fourth fiscal quarter	Divestitures: Playboy (Consumer Beauty segment) and Cerruti (Luxury segment)	n/a

When used herein, the term “Acquisitions” and “Divestitures” refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

NET REVENUES
In fiscal 2018, net revenues increased 23%, or $1,747.7, to $9,398.0 from $7,650.3 in fiscal 2017. Incremental net revenues from the acquisition of the P&G Beauty Business comprised 13% of the total percentage increase in net revenues for the fiscal year and the incremental net revenues from the acquisitions of Younique, ghd, and the Burberry Beauty Business combined comprised 6% of the total percentage increase in net revenues for the fiscal year. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year was the primary driver of the significant increase in total net revenues in all of our segments and geographic regions. Excluding the impacts of the Acquisitions and Divestitures, total net revenues in fiscal 2018 increased 4%, or $340.6, to $7,924.6 from $7,584.0 in fiscal 2017, reflecting a positive price and mix impact of 6%, a positive foreign currency exchange translations impact of 4%, and a decrease in unit volume of 6%. See below for further details of net revenues by segment.
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

Net Revenues by Segment

	Year Ended June 30,			Change %
(in millions)	2018	2017	2016	2018/2017	2017/2016
NET REVENUES
Luxury	$3,210.5	$2,566.6	$1,836.6	25%	40%
Consumer Beauty	4,268.1	3,688.2	2,262.5	16%	63%
Professional Beauty	1,919.4	1,395.5	250.0	38%	>100%
Total	$9,398.0	$7,650.3	$4,349.1	23%	76%
Luxury
In fiscal 2018, net revenues from the Luxury segment increased 25%, or $643.9 to $3,210.5 from $2,566.6 in fiscal 2017, primarily due to the impact of the Acquisitions. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 12% of the total percentage change in net revenues for the segment, and the acquisition of the Burberry Beauty Business comprised 3% of the total percentage change in net revenues for the segment in fiscal 2018 as compared to fiscal 2017. Excluding the impacts of the Acquisitions and Divestitures, net revenues from the Luxury segment increased 10%, or $267.6, to $2,828.6 in fiscal 2018 from $2,561.0 in fiscal 2017, reflecting a positive price and mix impact of 5%, a positive foreign currency exchange translations impact of 4%, and an increase in unit volume of 1%. This increase in net revenues primarily reflects: (i) the successful launches of Tiffany & Co. and Gucci Bloom and (ii) higher net revenues from Calvin Klein due to the launch of Obsessed by Calvin Klein and from CK One due to the launch of a successful campaign in the third quarter of fiscal 2018. Fiscal 2018 revenues were positively impacted by innovative products across our philosophy, Marc Jacobs and Chloe brands. There was also solid growth in fiscal 2018, compared to fiscal 2017, of Luxury brands sold in China and the Middle East as well as an increased contribution of Luxury brands sold through e-commerce channels.
In fiscal 2017, net revenues from the Luxury segment increased 40% or $730.0 to $2,566.6 from $1,836.6 in fiscal 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business comprised 33% of the total net revenues for the segment. Hugo Boss and Gucci fragrances were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business. Excluding the impacts of the Acquisitions and Divestitures, net revenues from the Luxury segment decreased 6%, or $110.0, to $1,726.6 in fiscal 2017 from $1,836.6 in fiscal 2016, reflecting a negative price and mix impact of 3%, a decrease in unit volume of 2%, and a negative foreign currency exchange translations impact of 1%. This decrease primarily reflects lower net revenues from Calvin Klein and Marc Jacobs fragrances. Net revenues from Calvin Klein declined due to: (i) our strategic efforts to rationalize wholesale distribution by reducing the amount of product diversion to the value and mass channels resulting in a lower volume and (ii) a higher level of discounting and promotional activities resulting in a negative price and mix. The decline in Marc Jacobs primarily reflects declines in volumes from existing product lines and a lower level of launch activity in fiscal 2017 as compared to fiscal 2016.
Consumer Beauty
In fiscal 2018, net revenues from the Consumer Beauty segment increased 16%, or $579.9, to $4,268.1 from $3,688.2 in fiscal 2017, due to the impact of the Acquisitions. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 11% of the total percentage change in net revenues for the segment, and the acquisition of Younique comprised 6% of the total percentage change in net revenues for the segment in fiscal 2018 compared to fiscal 2017. Excluding the impacts of the Acquisitions and the Divestitures, net revenues from the Consumer Beauty segment decreased 1%, or $21.2, to $3,622.3 in fiscal 2018 from $3,643.5 in fiscal 2017, primarily reflecting a decrease in unit volume of 7%, a positive foreign currency exchange translations impact of 3%, and a positive price and mix impact of 3%. The change in net revenues primarily reflects:

(i)
A decline in net revenues from CoverGirl due to declines in existing product lines along with increased markdowns and trade spending. Despite declines in the brand in fiscal 2018, we have launched a multi-year brand turnaround strategy for CoverGirl in North America in the second quarter of fiscal 2018.

(ii)	Lower net revenues from Sally Hansen and Playboy due to less innovation in the first half of fiscal 2018 and declines in existing product lines.

(iii)
Lower net revenues from Risque due to a reduction in volume in Brazil in response to decreased sales discounts in the second half of fiscal 2018 and trade inventory correction. However, we continue to experience market share growth.

(iv)	Lower net revenues from Astor due to shelf-space losses in Germany.

These decreases were partially offset by:

(i)	Higher net revenues from Nautica primarily driven by increased volume through value distribution channels.

(ii)	Higher net revenues from Max Factor primarily reflecting increased distribution in China.

(iii)	Higher net revenues from Guess due to the timing of shipments.

In addition, net revenues from Clairol comprised over 5% of the Consumer Beauty net revenues for fiscal 2018. Clairol, whose core markets are the U.S. and the U.K., was pressured in fiscal 2018 but benefited from the relaunch of the Nice'N'Easy franchise, on the back of a breakthrough new formula, with the relaunch now largely implemented on the shelf.
In fiscal 2017, net revenues from the Consumer Beauty segment increased 63%, or $1,425.7, to $3,688.2 from $2,262.5 in fiscal 2016, primarily due to the impact of the Acquisitions. The acquisition of the P&G Beauty Business, Younique and the incremental net revenues from the seven months of the Hypermarcas Brands in fiscal 2017, comprised 35%, 5% and 5%, respectively, of the total net revenues for the segment. CoverGirl and Max Factor cosmetics and the retail product line of Wella and Clairol hair products were the largest contributors to net revenues as a result of the acquisition of the P&G Beauty Business, although these and other brands were negatively impacted as we reorganized our business and by transitional factors, including significantly higher than expected trade inventory prior to the closing of the P&G Beauty Business acquisition. Additionally, a reduction in shelf space and declines in certain of these brands negatively impacted our results. Excluding the impacts of the Acquisitions and the Divestitures, net revenues from the Consumer Beauty segment decreased 10%, or $217.7, to $2,038.5 in fiscal 2017 from $2,256.2 in fiscal 2016, primarily reflecting a negative price and mix impact of 5%, a decrease in unit volume of 3%, and a negative foreign currency exchange translations impact of 2%. The decrease in net revenues primarily reflects lower net revenues from mass fragrances, as well as Sally Hansen and Rimmel. Mass fragrances declined in part due to a decrease in volume from brands that are later in their lifecycles and our continued efforts to execute portfolio rationalization in non-strategic distribution channels, and have also been adversely impacted by a negative market trend in the U.S. Lower net revenues from Sally Hansen and Rimmel reflect a decrease in volume as the result of the implementation of a new inventory management system by a key U.S. customer and a negative foreign currency translations impact. Lower net revenues from Sally Hansen also reflect the negative retail nail market trend in the U.S. and a lower volume of relative higher priced products. The declines in the segment were partially offset by higher net revenues from an increase in volume from the Hypermarcas Brands during the five months of the comparable periods and an increase in volume from Bourjois due to continued expansion in Eastern Europe.
Professional Beauty
In fiscal 2018, net revenues from the Professional Beauty segment increased 38%, or $523.9, to $1,919.4 from $1,395.5 in fiscal 2017, primarily due to the impact of the Acquisitions. The incremental net revenues in the first quarter of fiscal 2018 from the acquisition of the P&G Beauty Business in the prior year comprised 23% of the total percentage change in net revenues for the segment, and incremental net revenues from the acquisition of ghd comprised 8% of the total percentage change in net revenues for the segment in fiscal 2018 as compared to fiscal 2017. Excluding the impacts of the Acquisitions, net revenues from the Professional Beauty segment increased 7%, or $94.2 to $1,473.7 in fiscal 2018, from $1,379.5 in fiscal 2017, primarily reflecting a positive foreign currency exchange translation impact of 5%, a positive price and mix impact of 2%, and no impact from unit volume. The increase in this segment primarily reflects higher net revenues from OPI driven by the launch of the OPI ProHealth GelColor System, an increase in the professional product line of Wella hair products due to the launch of WellaPlex and higher ghd net revenues primarily due to strong performance in Europe. In fiscal 2018, there was solid performance in Wella and other hair brands, as well as OPI and other nail products in both developed and emerging markets.
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
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Year Ended June 30,			Change %
(in millions)	2018	2017	2016	2018/2017	2017/2016
NET REVENUES
North America	$2,966.0	$2,506.9	$1,413.0	18%	77%
Europe	4,201.6	3,325.7	1,924.6	26%	73%
ALMEA	2,230.4	1,817.7	1,011.5	23%	80%
Total	$9,398.0	$7,650.3	$4,349.1	23%	76%
North America
In fiscal 2018, net revenues in North America increased 18% or $459.1, to $2,966.0 from $2,506.9 in fiscal 2017, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in North America decreased 3% or $72.4, to $2,420.9 in fiscal 2018 from $2,493.3 in fiscal 2017, primarily due to declines in color cosmetics in the U.S. The decline in color cosmetics primarily reflects: (i) a decline in net revenues from CoverGirl due to declines in existing product lines, declines in the mass color cosmetics category and increased markdowns and trade spending associated with the CoverGirl brand relaunch which began in the second quarter of fiscal 2018, (ii) lower net revenues from Rimmel as declines in revenues from existing product lines offset current year launch activity. The decline in revenues in the region was partially offset by (i) higher revenues driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances, and (ii) higher revenues in mass fragrances, primarily from Nautica due to an increased volume through value distribution channels. There was no impact from foreign currency exchange translations in fiscal 2018.
In fiscal 2017, net revenues in North America increased 77% or $1,093.9, to $2,506.9 from $1,413.0 in fiscal 2016, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in North America decreased 10% or $141.8, to $1,271.2 in fiscal 2017 from $1,413.0 in fiscal 2016, primarily due to lower net revenues in the U.S. from Sally Hansen, in part reflecting negative market trends in the retail nail market in the U.S., N.Y.C. New York Color and Rimmel in the Consumer Beauty division, as well as, OPI in the Professional Beauty division. There was no impact from foreign currency exchange translations in North America.
Europe
In fiscal 2018, net revenues in Europe increased 26%, or 875.9, to $4,201.6 from $3,325.7 in fiscal 2017, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in Europe increased 8%, or $251.4, to $3,542.8 in fiscal 2018 from $3,291.4 in fiscal 2017, primarily due to: (i) strong growth from prestige fragrances in Western Europe, (ii) incremental revenues from fragrances driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances resulting in higher revenues in Western and Southern Europe, including the U.K., Spain, Italy, and Germany, and (iii) higher revenues from mass fragrances across the region. These increases were partially offset by declines in Playboy and Astor in Western Europe, including France and Germany. Excluding the impact of the Acquisitions, Divestitures and the positive foreign currency exchange translations impact of 8%, net revenues in Europe remained constant.
In fiscal 2017, net revenues in Europe increased 73%, or $1,401.1, to $3,325.7 from $1,924.6 in fiscal 2016, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in Europe decreased 13%, or $242.2, to $1,682.4 in fiscal 2017 from $1,924.6 in fiscal 2016, primarily due to lower net revenues from mass fragrances across the region as a result of a negative market trend in Europe, Rimmel in the U.K., Astor in Germany and Eastern Europe, Playboy in Germany, France, and Eastern Europe and adidas in the U.K. and Germany, partially offset by growth in Bourjois in Eastern Europe. Excluding the impact of the Acquisitions, Divestitures and the negative foreign currency exchange translations impact of 4%, net revenues in Europe decreased 9%.
ALMEA
In fiscal 2018, net revenues in ALMEA increased 23%, or $412.7, to $2,230.4 from $1,817.7 in fiscal 2017, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in ALMEA increased 9%, or $161.7, to $1,961.0 in fiscal 2018 from $1,799.3 in fiscal 2017, primarily due to: (i) incremental revenues from fragrances, driven by the launches of the Tiffany & Co. and Gucci Bloom fragrances, (ii) higher revenues from mass fragrances in Southeast Asia, driven by Nautica, and (iii) higher revenues from color cosmetics, driven by Max Factor in China. These increases were partially offset by declines in Brazil in response to decreased sales discounts in the third and fourth quarters of fiscal 2018. Excluding the impact of the Acquisitions, Divestitures and the positive foreign currency exchange translations impact of 1%, net revenues in ALMEA increased 8%.
In fiscal 2017, net revenues in ALMEA increased 80% or $806.2, to $1,817.7 from $1,011.5 in fiscal 2016, primarily due to the impact of the Acquisitions. Excluding the impacts of the Acquisitions and Divestitures, net revenues in ALMEA increased 2%, or $19.4, to $1,030.9 in fiscal 2017 from $1,011.5 in fiscal 2016, primarily due to the Hypermarcas Brands in

Brazil during the five months of the comparable periods, partially offset by declines in Calvin Klein in China and Marc Jacobs in our travel retail business in Latin America. Excluding the impact of the Acquisitions, Divestitures and the positive foreign currency exchange translations impact of 1%, net revenues in ALMEA increased 1%.
COST OF SALES
In fiscal 2018, cost of sales increased 19%, or $579.9, to $3,608.4 from $3,028.5 in fiscal 2017, primarily due to the impact of the Acquisitions. Cost of sales as a percentage of net revenues decreased to 38.4% in fiscal 2018 from 39.6% in fiscal 2017, resulting in a gross margin improvement of approximately 120 basis points, primarily reflecting: (i) lower cost related to acquired inventory step-up amortization in fiscal 2018 as compared to fiscal 2017, (ii) mix impact associated with the increased net revenue contribution from higher-margin Luxury and Professional Beauty products in fiscal 2018 as compared to fiscal 2017, in addition to (iii) the continued contribution from our supply chain savings program. These improvements were partially offset by the negative impact of accelerated depreciation of buildings and equipment associated with plant closures, distributor terminations and inventory artwork transition costs related to the Global Integration Activities (as later defined).
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2018, selling, general and administrative expenses increased 23%, or $949.6, to $5,009.6 from $4,060.0 in fiscal 2017, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 53.3% in fiscal 2018 from 53.1% in fiscal 2017.
In fiscal 2017, selling, general and administrative expenses increased greater than 100%, or $2,032.2, to $4,060.0 from $2,027.8 in fiscal 2016, primarily due to the impact of the Acquisitions. Selling, general and administrative expenses as a percentage of net revenues increased to 53.1% in fiscal 2017 from 46.6% in fiscal 2016.
Unfavorable and (favorable) basis point changes in selling, general and administrative expenses as a percentage of net revenues for the fiscal years ended June 30, 2018 and 2017 as compared to the respective prior year periods, are comprised of the following:

	Year Ended June 30,
(bps rounded to the nearest tenth)	2018/2017	2017/2016
Administrative costs	180	500
Advertising and consumer promotion costs	(110)	240
Foreign currency exchange impact	—	(50)
Share-based compensation	—	(40)
Other selling, general, and administrative expenses	(50)	—
Total basis point unfavorable (favorable) change	20	650

In fiscal 2018, the selling, general and administrative expenses as a percentage of net revenues increased primarily due to higher administrative costs from: (i) incremental consulting and third-party outsourcing expenses and (ii) increased depreciation expense for technological infrastructure which was placed into service with the successful completion of the P&G Beauty Business transition services agreement in the first quarter of fiscal 2018. The lower advertising and consumer promotion spending as a percentage of net revenues is primarily due to a shift in spending programs within our color cosmetics brands as the decrease in marketing spend, recorded in advertising and consumer promotion costs, was offset by an increase in in-store support, which is recorded as a reduction to net revenues.

In fiscal 2017, the selling, general, and administrative expenses as a percentage of net revenues increased primarily due to higher administrative costs as a result of consulting expenses and compensations costs incurred in the connection with the integration of the P&G Beauty Business and the new organizational structure in the Professional Beauty division where we acquired a large sales organization to service the salon business. The higher advertising and consumer promotion spending is primarily due to the impact of the higher spending ratio for the P&G Beauty Business as compared with the Legacy-Coty business in fiscal 2016 and increased spending primarily supporting Rimmel, Sally Hansen, and Bourjois.
OPERATING (LOSS) INCOME
In fiscal 2018, operating income of $161.2 increased greater than 100%, or $599.0, from a loss of $437.8 in fiscal 2017. Operating margin, or operating income (loss) as a percentage of net revenues, increased to 1.7% of net revenues in fiscal 2018 as compared to (5.7)% in fiscal 2017.
In fiscal 2017, operating loss of $437.8 declined greater than 100%, or $692.0, from income of $254.2 in fiscal 2016. Operating margin, or operating (loss) income as a percentage of net revenues, declined to (5.7)% of net revenues in fiscal 2017 as compared to 5.8% in fiscal 2016
Favorable and (unfavorable) basis point changes in operating income (loss) as a percentage of net revenues for the fiscal years ended June 30, 2018 and 2017 as compared to the respective prior year periods, are comprised of the following:

	Year Ended June 30,
(bps rounded to nearest tenth)	2018/2017	2017/2016
Acquisition-related costs	400	(60)
Restructuring	300	(290)
Cost of sales	120	50
Loss (gain) on sale of assets	(30)	(50)
Selling, general and administrative expenses	(20)	(650)
Amortization	(20)	(180)
Other operating expenses	(10)	20
Asset impairment charges	—	10
Total basis point favorable (unfavorable) change	740	(1,150)

Operating (Loss) Income by Segment

	Year Ended June 30,			Change %
(in millions)	2018	2017	2016	2018/2017	2017/2016
OPERATING INCOME (LOSS)
Luxury	$248.7	$158.0	$228.9	57%	(31%)
Consumer Beauty	278.9	261.2	246.5	7%	6%
Professional Beauty	119.4	78.5	68.0	52%	15%
Corporate	(485.8)	(935.5)	(289.2)	48%	<(100%)
Total	$161.2	$(437.8)	$254.2	>100%	<(100%)

Luxury
In fiscal 2018, operating income for Luxury increased 57%, or $90.7, to $248.7 from $158.0 in fiscal 2017. Operating margin increased to 7.7% of net revenues in fiscal 2018 as compared to 6.2% in fiscal 2017, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues and lower amortization expense as a percentage of net revenues.
In fiscal 2017, operating income for Luxury decreased 31%, or $70.9, to $158.0 from $228.9 in fiscal 2016. Operating margin decreased to 6.2% of net revenues in fiscal 2017 as compared to 12.5% in fiscal 2016, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and higher amortization as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Consumer Beauty
In fiscal 2018, operating income for Consumer Beauty increased 7%, or $17.7, to $278.9 from $261.2 in fiscal 2017. Operating margin decreased to 6.5% of net revenues in fiscal 2018 as compared to 7.1% in fiscal 2017, primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues.
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
Professional Beauty
In fiscal 2018, operating income for Professional Beauty increased 52%, or $40.9 to $119.4 from $78.5 in fiscal 2017. Operating margin increased to 6.2% of net revenues in fiscal 2018 as compared to 5.6% in fiscal 2017, primarily driven by lower amortization as a percentage of net revenues and lower selling, general, and administrative expenses as a percentage of net revenues.
In fiscal 2017, operating income for Professional Beauty increased 15%, or $10.5, to $78.5 from $68.0 in fiscal 2016. Operating margin decreased to 5.6% of net revenues in fiscal 2017 as compared to 27.2% in fiscal 2016 primarily driven by higher selling, general and administrative expenses as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $485.8, $935.5 and $289.2 in fiscal 2018, 2017 and 2016, respectively, as described under “Adjusted Operating Income” below.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Year Ended June 30, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$248.7	$(145.1)	$393.8
Consumer Beauty	278.9	(132.2)	411.1
Professional Beauty	119.4	(75.5)	194.9
Corporate	(485.8)	(485.8)	—
Total	161.2	(838.6)	999.8

	Year Ended June 30, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$158.0	$(125.0)	$283.0
Consumer Beauty	261.2	(94.5)	355.7
Professional Beauty	78.5	(55.6)	134.1
Corporate	(935.5)	(935.5)	—
Total	(437.8)	(1,210.6)	772.8

	Year Ended June 30, 2016
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$228.9	$(50.5)	$279.4
Consumer Beauty	246.5	(20.5)	267.0
Professional Beauty	68.0	(8.5)	76.5
Corporate	(289.2)	(289.2)	—
Total	254.2	(368.7)	622.9

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

Adjusted Operating Income for Coty Inc.
Adjusted operating income provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating (loss) income to adjusted operating income is presented below:

	Year Ended June 30,			Change %
(in millions)	2018	2017	2016	2018/2017	2017/2016
Reported operating income (loss)	$161.2	$(437.8)	$254.2	>100%	<(100%)
% of Net revenues	1.7%	(5.7)%	5.8%
Restructuring and other business realignment costs	381.1	426.2	109.7	(11%)	>100%
Amortization expense	352.8	275.1	79.5	28%	>100%
Costs related to acquisition activities	76.1	494.9	197.5	(85%)	>100%
Pension settlement	—	17.5	—	(100%)	100%
Asset impairment charges	—	—	5.5	N/A	(100%)
Share-based compensation expense adjustment	—	—	1.3	N/A	(100%)
Loss/(gain) on sale of assets	28.6	(3.1)	(24.8)	>100%	88%
Total adjustments to reported operating (loss) income	838.6	1,210.6	368.7	(31%)	>100%
Adjusted operating income	$999.8	$772.8	$622.9	29%	24%
% of Net revenues	10.6%	10.1%	14.3%
In fiscal 2018, adjusted operating income increased 29%, or $227.0, to $999.8 from $772.8 in fiscal 2017. Adjusted operating margin increased to 10.6% of net revenues in fiscal 2018 as compared to 10.1% in fiscal 2017, driven by approximately 60 basis points related to lower selling, general, and administrative expenses partially offset by approximately 10 basis points related to higher adjusted costs of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 28%.
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
Restructuring and Other Business Realignment Costs
We periodically undertake activities to integrate, realign and restructure our business to streamline operations and optimize our cost structure.
In connection with the acquisition of the Burberry Beauty Business, we recorded $3.9 of restructuring costs related to distributor terminations which have been recorded in Corporate.

We continue to analyze our cost structure, including opportunities to simplify and streamline operations. Independent of the Global Integration Activities (as defined below), we are considering a range of smaller initiatives and other cost reduction activities, which will combine and expand existing initiatives, in order to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”). We expect that the 2018 Restructuring Actions will result in pre-tax restructuring and related costs of approximately $250.0, out of which approximately $78.0 has been approved through fiscal 2018.
In connection with the acquisition of the P&G Beauty Business, we anticipate that we will incur a total of approximately $1.3 billion of operating expenses, including restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”). We expect that the Global Integration Activities will result in pre-tax restructuring and related costs of approximately $700.0 to $800.0, out of which approximately $700.0 has been approved through fiscal 2018.

In the first quarter of fiscal 2016, our Board approved an expansion to the acquisition integration program in connection with the acquisition of the Bourjois (the “Acquisition Integration Program”). Actions associated with the program were initiated after the Bourjois acquisition and substantially completed during fiscal 2017. We incurred $55.4 of restructuring costs life-to-date as of June 30, 2018, which have been recorded in Corporate.

In fiscal 2018, we incurred restructuring and other business realignment costs of $381.1, as follows:

•	We incurred restructuring costs of $173.2 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $207.9 primarily related to our Global Integration Activities, and certain other programs. This amount includes $156.8 in Selling, general and administrative expenses and $51.1 in Cost of sales.

In fiscal 2017, we incurred restructuring and other business realignment costs of $426.2, as follows:

•	We incurred restructuring costs of $372.2 primarily related to the Global Integration Activities, included in the Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $54.0 primarily related to our Global Integration Activities, Organizational Redesign and certain other programs. This amount includes $37.4 in Selling, general and administrative expenses and $16.6 in Cost of sales.

In fiscal 2016, we incurred restructuring and other business realignment costs of $109.7, as follows:

•	We incurred Restructuring costs of $86.9 primarily related to the Acquisition Integration Program and Organizational Redesign, included in the Consolidated Statements of Operations

•
We incurred other business realignment costs of $21.6 primarily related to our Organizational Redesign and the 2013 Productivity Program, included in Selling, general and administrative expenses in the Consolidated Statements of Operations. We incurred $1.2 of accelerated depreciation for fiscal 2016 resulting from a change in the estimated useful life of manufacturing equipment reported in Cost of sales.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Costs related to acquisition activities
Costs related to acquisition activities comprise primarily of: (i) costs included in Acquisition-related costs in the Consolidated Statements of Operations, which may include finder’s fees, legal, accounting, valuation, and other professional or consulting fees, and other internal costs which may include compensation related expenses for dedicated internal resources. and (ii) other costs related to the amortization of acquired inventory step-up, included in Cost of sales in the Consolidated Statements of Operations.
In fiscal 2018, we incurred $76.1 of costs related to acquisition activities. We recognized Acquisition-related costs of $64.2, primarily in connection with the acquisitions of the P&G Beauty Business, the Burberry Beauty Business, ghd and Younique. We also incurred $7.1 of cost related to acquired inventory step-up amortization in connection with the acquisitions of Younique and the Burberry Beauty Business, as well as $4.8 in excess costs associated with the Burberry Beauty Business acquisition, included in Cost of sales in the Consolidated Statements of Operations.
In fiscal 2017, we incurred $494.9 of costs related to acquisition activities. We recognized Acquisition-related costs of $355.4, primarily in connection with the acquisition of P&G Beauty Business, ghd and Younique, included in the Consolidated Statements of Operations. We also incurred $48.8, $44.4, and $40.8 in Cost of sales in the Consolidated Statements of

Operations, primarily related to the amortization of acquired inventory step-up in connection with the acquisition of the P&G Beauty Business, ghd, and Younique, respectively.
In fiscal 2016, we incurred $197.5 of costs related to acquisition activities. This includes Acquisition-related costs of $174.0, primarily in connection with the acquisition of P&G Beauty Business, included in the Consolidated Statements of Operations. We also incurred $20.3 of costs, primarily related to the amortization of acquired inventory step-up in connection with the acquisition of the Hypermarcas Brands and Bourjois, included in Cost of sales in the Consolidated Statements of Operations. We also incurred $3.2 of costs related to acquisition activities, included in Selling, general and administrative expense in the Consolidated Statements of Operations.
In all reported periods, all acquisition-related costs were reported in Corporate, except where otherwise noted.
Amortization Expense
In fiscal 2018, amortization expense increased to $352.8 from $275.1 in fiscal 2017 primarily as a result of the Acquisitions. In fiscal 2018, amortization expense of $145.1, $132.2, and $75.5 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
In fiscal 2017, amortization expense increased to $275.1 from $79.5 in fiscal 2016, primarily as a result of the P&G Beauty Business acquisition. In fiscal 2017, amortization expense of $124.4, $94.9 and $55.8 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
In fiscal 2016, amortization expense increased to $79.5 from $74.7 in fiscal 2015, primarily as a result of the Hypermarcas Brands and Bourjois Acquisition. In fiscal 2016, amortization expense of $50.4, $20.6 and $8.5 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Pension Settlement Charges
In fiscal 2018 and fiscal 2016, we did not incur any pension settlement charges.
In fiscal 2017, we incurred charges of $17.5 primarily in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. pension plan. The settlement of the plan was effectuated through lump sum payments to eligible participants during the three months ended September 30, 2016, in addition to, the purchase of annuity contracts from a third party insurance provider, effectively transferring the U.S. Del Laboratories, Inc. pension plan obligation to the insurance provider, during fiscal 2017. The settlement charge for fiscal 2017 is as a result of accelerating the recognition of losses previously deferred in other comprehensive income (loss). Pension settlement charges were reported in Corporate.
Asset Impairment Charges
In fiscal 2018 and 2017, we did not incur any asset impairment charges.
In fiscal 2016, Asset impairment charges of $5.5 were reported in the Consolidated Statements of Operations. The impairment represents the write-off of long-lived assets in Southeast Asia consisting of customer relationships reported in Corporate.
Share-Based Compensation Adjustment
There was no share-based compensation expense adjustment included in the calculation of adjusted operating income in fiscal 2018 and 2017. Share-based compensation adjustment for Pre-IPO grants in fiscal 2016 was $1.3.
Loss (Gain) on sale of assets
In fiscal 2018, we sold certain assets relating to our Playboy and Cerruti fragrance brands and recorded a loss of $28.6 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations.
In fiscal 2017, we sold certain assets relating to our J.Lo fragrance brand and recorded a gain of $3.1 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations.
In fiscal 2016, we sold the Cutex brand and related assets and recorded a gain of $24.8 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations.

INTEREST EXPENSE, NET
In fiscal 2018, net interest expense was $265.0 as compared with $218.6 in fiscal 2017. This increase is primarily a result of higher average debt balances and increased average interest rates.
In fiscal 2017, net interest expense was $218.6 as compared with $81.9 in fiscal 2016.This increase is primarily a result of higher average debt balances at increased interest rates due to the assumption of debt under the Galleria Credit Agreement and the financings of the acquisitions of ghd and Younique. Additionally included in the prior period interest expense is a onetime foreign currency exchange gain of $11.1 related to our debt refinancing in fiscal 2016.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In fiscal 2018, we incurred $10.7 in losses related to the write-off of debt discount and deferred financing costs in connection with the refinancing of our credit agreement entered into on October 27, 2017 (the “Coty Credit Agreement”) and the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”).
In fiscal 2017, there were no losses related to the early extinguishment of debt.
In fiscal 2016, we incurred $3.1 in losses related to the write-off of deferred financing costs in connection with the refinancing of our long-term credit facilities.
OTHER EXPENSE (INCOME), NET
In fiscal 2018, we incurred $38.0 of net other expense. The other expense in fiscal 2018 primarily includes $24.1 in expense related to third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement and $12.5 related to the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance primarily associated with a certain Southeast Asian subsidiary.
In fiscal 2017, we incurred $1.6 million of net other expense.
In fiscal 2016, we incurred $30.4 million of net other expense related to losses incurred of $29.6 on foreign currency contracts related to payments to Hypermarcas S.A. in connection with the acquisition of the Hypermarcas Brands and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial instrument in a subsidiary.
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented

	2018	2017	2016
(Benefit) provision for income taxes	$(24.7)	$(259.5)	$(40.4)
Effective income tax rate	16.2%	39.4%	(29.1)%
The effective income tax rate for fiscal 2018 was 16.2% as compared with 39.4% in fiscal 2017 and (29.1)% in fiscal 2016. The effective income tax rate in fiscal 2018 includes an expense of $41.0 as a result of the Tax Act. This expense is due to the one-time deemed repatriation tax offset by a tax benefit on the revaluation of the Company’s deferred taxes. See Note 15—Income Taxes in the notes to our Consolidated Financial Statements for additional information.
The effective income tax rate in fiscal 2017 includes the release of a valuation allowance in the U.S. as a result of the P&G Beauty Business acquisition of $111.2.
The negative effective income tax rate in fiscal 2016 reflects a change in recognized tax benefit of $51.4 due to the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation.
The effective rates vary from the U.S. federal statutory rate of approximately 28% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2018			Year Ended June 30, 2017			Year Ended June 30, 2016
(in millions)	(Loss)/ income before income taxes	(Benefit)provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit)provision for income taxes	Effective tax rate	Income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(152.5)	(24.7)	16.2%	$(658.0)	(259.5)	39.4%	$138.8	(40.4)	(29.1)%
Adjustments to reported operating income (loss) (a) (b)	838.6	152.5		1,210.6	355.0		368.7	50.7
Other adjustments (b) (c)	33.4	10.4		1.4	0.4		9.6	(0.7)
Adjusted income before income taxes	$719.5	$138.2	19.2%	$554.0	$95.9	17.3%	$517.1	$9.6	1.9%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The benefit/provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability

(c)	See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.”
The adjusted effective tax rate was 19.2% compared to 17.3% in the prior-year period. The differences were primarily due to the release of a valuation allowance in the US in the prior period as a result of the P&G Beauty Business acquisition. Cash paid during the years ended June 30, 2018, 2017 and 2016, for income taxes of $124.6, $90.1 and $118.1 represents 17.3%, 16.3% and 22.8% of Adjusted income before income taxes for the fiscal year ended, respectively.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
In fiscal 2018, net loss attributable to Coty Inc. decreased $253.4 to a loss of $168.8 from a loss of $422.2 in fiscal 2017. This decrease primarily reflects higher operating income partially offset by higher interest expense in fiscal 2018 and incremental costs related to the loss on early extinguishment of debt and other debt issuance costs.
In fiscal 2017, net loss attributable to Coty Inc. increased $579.1 to a loss of $422.2, from income of $156.9 in fiscal 2016. This decrease primarily reflects lower operating income and higher interest expense in fiscal 2017, partially offset by a higher tax benefit in the fiscal 2017 than in fiscal 2016 and losses related to hedges on the acquisition of the Hypermarcas Brands in fiscal 2016.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2018	2017	2016	2018/2017	2017/2016
Reported net (loss) income attributable to Coty Inc.	$(168.8)	$(422.2)	$156.9	60%	<(100%)
% of Net revenues	(1.8%)	(5.5%)	3.6%
Adjustments to reported operating income (a)	838.6	1,210.6	368.7	(31%)	>100%
Adjustments to other expense (b)	24.1	—	30.4	>100%	(100%)
Loss on early extinguishment of debt (c)	10.7	—	3.1	>100%	(100%)
Adjustments to interest (income) expense (d)	(1.4)	1.4	(23.9)	<(100%)	>100%
Adjustments to noncontrolling interest expense (e)	(24.0)	(25.9)	—	7%	(100%)
Change in tax provision due to adjustments to reported net (loss) income attributable to Coty Inc.	(162.9)	(355.4)	(50.0)	54%	<(100%)
Adjusted net income attributable to Coty Inc.	$516.3	$408.5	$485.2	26%	(16%)
% of Net revenues	5.5%	5.3%	11.2%
Per Share Data
Adjusted weighted-average common shares
Basic	749.7	642.8	345.5
Diluted	753.1	647.8	354.2
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.69	$0.64	$1.40
Diluted	$0.69	$0.63	$1.37

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In fiscal 2018, we incurred losses of $24.1 related to the expensing of third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement. In fiscal 2016, we incurred losses of $29.6 on foreign currency contracts related to payments for the acquisition of the Hypermarcas Brands and expenses of $0.8 related to the purchase of the remaining mandatorily redeemable financial interest in a subsidiary, included in Other expense, net in the Consolidated Statements of Operations.

(c)
In fiscal 2018, the amount represents the write-off of debt discount and deferred financing costs in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement, included in Loss on early extinguishment of debt in the Consolidated Statements of Operations. In fiscal 2016, the amount represents the write-off of deferred financing costs in connection with the refinancing of debt, included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.

(d)
The amount in fiscal 2018 represents one-time gains of $1.4 on short-term forward contracts to exchange euros for U.S. dollars to repay U.S. dollar debt balances outstanding under the Coty Credit Agreement and Galleria Credit Agreement, in connection with the refinancing of those respective agreements in April 2018, included in Interest expense, net in the Consolidated Statements of Operations. The amount in fiscal 2017 represents a net loss of $1.4 incurred in connection with the acquisition of the Hypermarcas Brands and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations. The amount in fiscal 2016 primarily represents one-time gains of $11.1 on short-term forward contracts to exchange euros for U.S. dollars related to the euro-denominated debt and a net gain of $12.8 in connection with the acquisition of the Hypermarcas Brands and subsequent intercompany loans, included in Interest expense, net in the Consolidated Statements of Operations.

(e)
The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2018. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Fiscal 2018 (a)				Fiscal 2017 (b)
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2018	2018	2017	2017	2017	2017	2016	2016
Consolidated Statements of Operations Data:
Net revenues	$2,299.4	$2,222.7	$2,637.6	$2,238.3	$2,241.3	$2,032.1	$2,296.7	$1,080.2
Gross profit	1,402.7	1,410.3	1,612.6	1,364.0	1,366.0	1,216.0	1,404.4	635.4
Restructuring costs	97.6	42.7	21.7	11.2	193.2	155.8	15.8	7.4
Acquisition-related costs	0.5	2.6	7.0	54.1	80.3	57.7	135.9	81.5
Operating (loss) income	(61.8)	19.9	174.4	28.7	(279.0)	(192.5)	(12.7)	46.4
Interest expense, net	65.7	72.6	60.3	66.4	59.5	60.8	57.9	40.4
Loss on early extinguishment of debt	10.7	—	—	—	—	—	—	—
Other expense (income), net	27.9	3.0	3.4	3.7	1.4	(0.5)	(0.6)	1.3
(Loss) income before income taxes	(166.1)	(55.7)	110.7	(41.4)	(339.9)	(252.8)	(70.0)	4.7
Provision (benefit) for income taxes	4.1	4.4	(7.9)	(25.3)	(38.9)	(93.4)	(122.1)	(5.1)
Net (loss) income	$(170.2)	$(60.1)	$118.6	$(16.1)	$(301.0)	$(159.4)	$52.1	$9.8
Net income (loss) attributable to noncontrolling interests	$5.0	$1.1	$(1.9)	$(2.2)	$1.2	$3.5	$2.5	$8.2
Net income attributable to redeemable noncontrolling interests	$6.1	$15.8	$11.3	$5.8	$2.6	$1.3	$2.8	$1.6
Net (loss) income attributable to Coty Inc.	$(181.3)	$(77.0)	$109.2	$(19.7)	$(304.8)	$(164.2)	$46.8	$—
Per Share Data:
Weighted-average common shares:
Basic	750.6	750.1	749.6	748.6	747.7	747.3	746.6	336.3
Diluted	750.6	750.1	752.7	748.6	747.7	747.3	752.4	336.6
Cash dividends declared per common share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.275
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.24)	$(0.10)	$0.15	$(0.03)	$(0.41)	$(0.22)	$0.06	$—
Diluted	(0.24)	(0.10)	0.15	(0.03)	(0.41)	(0.22)	0.06	—

(a) Beginning in the second quarter of fiscal 2018, the financial results presented above include the impacts of the Burberry Beauty Business acquisition.
(b) Beginning in the second quarter of fiscal 2017, the financial results presented above include the impacts of the acquisitions of the P&G Beauty Business and ghd. Beginning in the third quarter of fiscal 2017, the financial results presented above include the impacts of the Younique acquisition.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2018, we had cash and cash equivalents of $331.6 compared with $535.4 at June 30, 2017. Our cash and cash equivalents balances decreased by $203.8 during fiscal 2018 primarily as a result of cash used for capital expenditures, dividend payments to shareholders and acquisitions, partially offset by cash generated from operations and net borrowings from long-term debt. During fiscal 2018, we reduced our cash held outside of the U.S. by $168.8, which was utilized for corporate purposes.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments. The phasing of payments to vendors also impacts our working capital from time-to-time as we seek to efficiently manage our cash and working capital requirements.
As a result of the cash on hand, our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.
Debt
The balances consisted of the following as of June 30, 2018 and June 30, 2017, respectively:

	June 30, 2018	June 30, 2017
Short-term debt	$9.2	$3.7
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	368.1	—
2018 Coty Term A Facility due April 2023	3,371.5	—
2018 Coty Term B Facility due April 2025	2,390.5	—
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	—
2023 Euro Notes due April 2023	640.9	—
2026 Euro Notes due April 2026	291.4	—
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	—	944.3
Galleria Term Loan B Facility due September 2023	—	1,000.0
Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	—	810.0
Coty Term Loan A Facility due October 2020	—	1,792.8
Coty Term Loan A Facility due October 2021	—	950.6
Coty Term Loan B Facility due October 2022	—	1,712.5
Other long-term debt and capital lease obligations	1.6	1.7
Total debt	7,623.2	7,215.6
Less: Short-term debt and current portion of long-term debt	(218.9)	(209.1)
Total Long-term debt	7,404.3	7,006.5
Less: Unamortized debt issuance costs (a) (b)	(86.2)	(67.6)
Less: Discount on Long-term debt	(12.7)	(10.6)
Total Long-term debt, net	$7,305.4	$6,928.3

(a) Balances as of June 30, 2018 consist of unamortized debt issuance costs of $31.4 for the 2018 Coty Revolving Credit Facility, $29.2 for the 2018 Coty Term A Facility, $10.9 for the 2018 Coty Term B Facility, $8.3 for the 2026 Dollar and Euro Notes and $6.4 for the 2023 Euro Notes.
(b) Balances as of June 30, 2017 consist of unamortized debt issuance costs of  $17.5 for the Coty Revolving Credit Facility, $33.2 for the Coty Term Loan A Facility, $11.3 for the Coty Term Loan B Facility, $2.7 for the Galleria Term Loan A Facility and  $3.0 for the Galleria Term Loan B Facility. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets as of June 30, 2017.
Short-Term Debt
We maintain short-term lines of credit with financial institutions around the world. Total available lines of credit were $129.2 and $132.4, of which $4.7 and $3.2 were outstanding at June 30, 2018 and 2017, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.2% to 10.7% and from 0.4% to 11.2% as of June 30, 2018 and 2017, respectively. The weighted-average interest rate on short-term debt outstanding was 2.2% and 3.0%

as of June 30, 2018 and 2017, respectively. In addition, we had undrawn letters of credit of $5.4 and $5.5 as of June 30, 2018 and 2017, respectively.
Long-Term Debt
Our long-term debt facilities consisted of the following as of June 30, 2018:

Facility	Maturity Date	Borrowing Capacity (in millions)	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2018	Debt Discount	Repayment Schedule
2018 Coty Revolving Credit Facility	April 2023	$3,250.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
2018 Coty Term A Facility - USD Portion	April 2023	$1,000.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term A Facility - EUR Portion	April 2023	€2,035.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term B Facility - USD Portion	April 2025	$1,400.0	LIBOR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion	April 2025	€850.0	LIBOR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2023 Euro Notes	April 2023	€550.0	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date

(a) As defined below.
(b) N/A - Not Applicable.
(c) As defined per the 2018 Coty Credit Agreement.
(d) The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e) The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(c). As of June 30, 2018, the applicable rate on the unused commitment fee was 0.30%.
See Note 13—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements.
Offering of Senior Unsecured Notes
On April 5, 2018 we issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 million of 4.00% senior unsecured notes due 2023 (the “2023 Euro Notes”) and €250.0 million of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities

Act. The net proceeds of this offering, together with borrowings under our 2018 Credit Agreement were used to repay in full and refinance the indebtedness outstanding under the 2015 Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith.
The Senior Unsecured Notes are our senior unsecured debt obligations and will be pari passu in right of payment with all of our existing and future senior indebtedness (including the 2018 Coty Credit Facilities described below). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors (as later defined under “2018 Coty Credit Agreement”). The Senior Unsecured Notes are our senior unsecured obligations and are effectively junior to all our existing and future secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
In addition to the optional redemption outlined below, we may, at our option, redeem either series of the Euro Notes, in whole but not in part, at a redemption price equal to 100% of the principal amount of the Euro Notes to be redeemed, together with any accrued and unpaid interest thereon to, but excluding, the redemption date, at any time, upon the occurrence of certain tax events.
Upon the occurrence of certain change of control triggering events with respect to a series of Senior Unsecured Notes, we will be required to offer to repurchase all or part of the Senior Unsecured Notes of such series at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date applicable to such Senior Unsecured Notes.
The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of all or substantially all of our assets and certain merger or consolidation transactions. The Notes also provide for customary events of default.
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
2018 Coty Credit Agreement
On April 5, 2018, we entered into a new credit agreement (the “2018 Coty Credit Agreement”), which amended and restated the previously existing 2015 Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) our incurrence of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by us and Coty B.V., a Dutch subsidiary of ours (the “Dutch Borrower” and, together with us, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
The 2018 Coty Credit Agreement provides that with respect to the 2018 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700.0 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The net proceeds of the Senior Unsecured Notes and the 2018 Coty Credit Facilities were used to repay in full and refinance the indebtedness outstanding under the 2015 Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
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
See Note 13—Debt in the notes to our Consolidated Financial Statements for additional information on our prior period credit agreements.
Interest
The 2018 Coty Credit Agreement facilities bears interest at rates equal to, at our option, either:

•	LIBOR of the applicable qualified currency, of which the we can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or

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
Debt Maturities Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2018, are presented below:

Fiscal Year Ending June 30,
2019	$192.5
2020	192.5
2021	192.5
2022	192.5
2023	3,730.1
Thereafter	3,112.3
Total	$7,612.4
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

Quarterly Test Period Ending	Total Net Leverage Ratio(a)
June 30, 2018	5.50 to 1.00
September 30, 2018 through December 31, 2018	5.50 to 1.00
March 31, 2019 through June 30, 2019	5.25 to 1.00
September 30, 2019 through December 31, 2019	5.00 to 1.00
March 31, 2020 through June 30, 2020	4.75 to 1.00
September 30, 2020 through December 31, 2020	4.50 to 1.00
March 31, 2021 through June 30, 2021	4.25 to 1.00
September 30, 2021 through June 30, 2023	4.00 to 1.00

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
Business Combinations
Burberry Beauty Business Acquisition
On October 2, 2017, we acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition is expected to further strengthen our position in the global luxury beauty industry. Total purchase consideration, after post-closing adjustments, was £191.7 million, the equivalent of $256.3, at the time of closing. Included in the purchase price was cash consideration of £183.3 million, the equivalent of $245.1, at the time of closing, in addition to £8.4 million, the equivalent of $11.2, of estimated contingent consideration, at the time of closing.
P&G Beauty Business Acquisition
On October 1, 2016, we acquired the P&G Beauty Business. The P&G Beauty Business further strengthens our position in the global beauty industry. The purchase price was $11,570.4 and consisted of $9,628.6 of total equity consideration and $1,941.8 of assumed debt.
We issued 409.7 million shares of common stock to the former holders of Galleria Co. (“Galleria”) (which held the assets of the P&G Beauty Business) common stock, together with cash in lieu of fractional shares. Coty Inc. is considered to be the acquiring company for accounting purposes.
Acquisition of ghd
On November 21, 2016, we completed the acquisition of 100% of the equity interest of Lion/Gloria Topco Limited, which held the assets of ghd (“ghd”) which stands for “Good Hair Day”, a premium brand in high-end hair styling appliances, pursuant to a sale and purchase agreement. The ghd acquisition further strengthens our professional hair category. The total cash consideration paid net of acquired cash and cash equivalents was £430.2 million, the equivalent of $531.5, at the time of closing.
Acquisition of Younique
On February 1, 2017, we completed our acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”), which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and debt assumed, and an additional payment of $7.5 for working capital adjustments paid in the first half of fiscal 2018. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $607.5 of cash consideration. Younique strengthens the Consumer Beauty division’s color cosmetics and skin and body care product offerings. We account for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest. Refer to Note 20—

Redeemable Noncontrolling Interests for information regarding valuation method and significant assumptions used to calculate the fair value.
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
Dispositions

During fiscal 2018, we divested the Playboy and Cerruti brands and related assets for total proceeds of $33.0. We allocated $12.3 of goodwill to these brands as part of the sale. We recorded a non-cash loss of $28.6 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2018.
During fiscal 2017, we sold assets of the J.Lo brand for a total purchase price of $10.5. We allocated $2.4 of goodwill to the brand as part of the sale. We recorded a gain of $3.1 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2017.
During fiscal 2016, we sold the Cutex brand and related assets for a total disposal price of $29.2. We allocated $4.2 of goodwill to the brand as part of the sale. We recorded a gain of $24.8 which has been reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2016.
Cash Flows

	Year Ended June 30,
	2018	2017	2016
Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$413.7	$757.5	$501.4
Net cash (used in) investing activities	(687.6)	(1,163.6)	(1,059.2)
Net cash provided by (used in) financing activities	69.3	595.2	592.6
Net cash provided by operating activities
Net cash provided by operating activities was $413.7, $757.5 and $501.4 for fiscal 2018, 2017 and 2016, respectively.
The decrease in operating cash inflows in fiscal 2018 compared with fiscal 2017 was $343.8. This decrease is primarily due to an increase in cash outflows related to working capital of $907.1, partially offset by an increase in net income after adjusting for non-cash items of $573.3. Working capital changes in fiscal 2018 generated cash outflows of $110.2, compared with generating cash inflows of $796.9 in fiscal 2017. The working capital cash inflows in fiscal 2017 included the impact of (i) an increase in accounts payable in fiscal 2017 due to implementing significantly longer Coty payment terms to the vendors associated with the P&G Beauty Business, as compared to the prior P&G payment terms and (ii) an increase in accrued expenses and other current liabilities in fiscal 2017 due to the establishment of accruals for the Global Integration Activities along with incrementally larger accruals resulting from the larger combined business subsequent to the acquisition of the P&G Beauty Business. The working capital cash outflows in fiscal 2018 included the positive impact of the phasing of payments to vendors. The increase in net income after adjusting for non-cash items in fiscal 2018, compared to fiscal 2017, resulted primarily from changes in the net loss, deferred income taxes and depreciation and amortization from recent acquisitions.
The increase in operating cash inflows in fiscal 2017 compared with fiscal 2016 was $256.1. This increase is primarily due to an increase of $687.0 resulting from the change in operating assets and liabilities acquired in the P&G Beauty Business acquisition, coupled with changes in working capital. The increase in accounts payable during fiscal 2017 was primarily due to implementing significantly longer Coty payment terms to the vendors associated with the P&G Beauty Business, as compared to the prior P&G payment terms. The increase in accrued expenses and other current liabilities during fiscal 2017 resulted primarily from the establishment of the restructuring accrual for the Global Integration Activities along with incrementally larger accruals (e.g., accruals for advertising and marketing expenditures, for customer rebates and for compensation and other related employee benefits) resulting from the larger combined business subsequent to the acquisition of the P&G Beauty Business. In addition, the increase also included a change of $323.1 for depreciation and amortization as a result of the new acquisitions. This is offset by a decrease in deferred income tax of $250.8 primarily due to a release of valuation allowance as a result of the P&G Beauty Business acquisition and a decrease of $577.7 in Net income (loss).
Net cash used in investing activities

Net cash used in investing activities was $(687.6), $(1,163.6) and $(1,059.2) for fiscal 2018, 2017 and 2016, respectively. The decrease in cash outflows of $476.0 was primarily due to lower cash payments for business combinations of $464.6. The business combinations in the current period included $245.1 for the Burberry Beauty Business, $25.4 for other acquisitions and $7.5 of net working capital adjustments from the Younique acquisition previously accrued for and paid in the current period.
The increase in cash outflows in fiscal 2017 as compared to fiscal 2016 of $104.4 is primarily driven by higher cash payments for capital projects of $282.2, partially offset by a decrease of $166.1 for net payments in connection with the P&G Beauty Business, ghd and Younique acquisitions.
Net cash provided by financing activities
Net cash provided by financing activities was $69.3, $595.2 and $592.6 for fiscal 2018, 2017 and 2016, respectively. The decrease in cash inflows of $525.9 was primarily due to lower net borrowings of debt of $521.1, higher debt issuance costs of $30.7 and higher distributions to noncontrolling interests and redeemable noncontrolling interests of $24.1. These amounts were partially offset by lower repurchases of Class A Common Stock held as Treasury Stock of $36.3.
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
The following dividends were declared during fiscal years 2018, 2017 and 2016:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
February 8, 2018	Quarterly	$0.125	February 28, 2018	$94.6	March 15, 2018	$93.8	$0.8
May 9, 2018	Quarterly	$0.125	May 31, 2018	$94.6	June 14, 2018	$93.8	$0.8
Fiscal 2018		$0.500		$378.2		$374.9	$3.3

Fiscal 2017
August 1, 2016	Annual	$0.275	August 11, 2016	$93.4	August 19, 2016	$92.4	$1.0
December 9, 2016	Quarterly	$0.125	December 19, 2016	$94.0	December 28, 2016	$93.4	$0.6
February 9, 2017	Quarterly	$0.125	February 28, 2017	$94.0	March 10, 2017	$93.4	$0.6
May 10, 2017	Quarterly	$0.125	May 31, 2017	$94.0	June 13, 2017	$93.4	$0.6
Fiscal 2017		$0.650		$375.4		$372.6	$2.8

Fiscal 2016
September 11, 2015	Annual	$0.250	October 1, 2015	$90.1	October 15, 2015	$89.0	$1.1
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized us to repurchase our Class A Common Stock under approved repurchase programs. Repurchases may be made from time to time at our discretion, based, among other things, on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, our deleveraging strategy, and general market conditions. As of June 30, 2018, we had $396.8 remaining under the current repurchase program that was approved by our Board on February 3, 2016. The following table summarizes the share repurchase activities during the fiscal years ended June 30, 2018, 2017, and 2016:

Period	Number of shares repurchased (in millions)	Cost of shares repurchased (in millions)	Lowest fair value of shares repurchased per share	Highest fair value of shares repurchased per share
Fiscal Year Ended June 30, 2018	—	$—	$—	$—
Fiscal Year Ended June 30, 2017	1.4	$36.3	$25.35	$27.40
Fiscal Year Ended June 30, 2016	27.4	$767.0	$25.10	$30.35
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
Contractual Obligations and Commitments
Our principal contractual obligations and commitments as of June 30, 2018 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2019	2020	2021	2022	2023
Long-term debt obligations	$7,612.4	$192.5	$192.5	$192.5	$192.5	$3,730.1	$3,112.3
Interest on long-term debt obligations (a)	2,577.0	281.0	304.4	333.9	365.8	367.1	924.8
Operating lease obligations	829.5	128.9	112.1	97.0	80.4	71.8	339.3
License agreements: (b)
Royalty payments	673.9	126.0	85.3	63.0	46.7	47.9	305.0
Advertising and promotional spend obligations	0.7	0.7	—	—	—	—	—
Other contractual obligations (c)	418.2	258.8	60.2	55.1	34.5	7.7	1.9
Other long-term obligations:
Pension obligations (mandated) (d)	87.6	19.0	18.2	17.4	16.8	16.2	—
Total	$12,199.3	$1,006.9	$772.7	$758.9	$736.7	$4,240.8	$4,683.3

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $103.1 over the term of our long-term debt.
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
(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial instruments arising out of our subsidiaries as discussed in Note 19—Mandatorily Redeemable Financial Interest. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
(d) Represents future contributions to our pension and other postretirement benefit plans over the next five years mandated by local regulations or statutes. Subsequent funding requirements cannot be reasonably estimated as the return on plan assets in future periods, as well as future assumptions are not known.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $135.4 as of June 30, 2018, as we are unable to predict when, or if, any payments would be made. See Note 15—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $661.3 of RNCI which is reflected in Redeemable noncontrolling interests in the Consolidated Balance Sheet as of June 30, 2018 related to our 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”) and our 40.6% interest in Foundation. Given the provisions of the associated Put and Call rights, both RNCI are redeemable outside of our control and are recorded in temporary equity.

See Note 20—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency losses of $3.9, $1.5 and $7.2 in fiscal 2018, 2017 and 2016, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net gains (losses) of $8.5, $(12.8) and $19.2 in fiscal 2018, 2017 and 2016, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of nil, $(1.7) and $(29.4) in fiscal 2018, 2017 and 2016, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2018, in the event of a 10.0% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $26.3 increase in the fair value of the forward contracts. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
Interest Rate Risk Management
We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates primarily in the U.S. and Europe. We periodically enter into interest rate swap agreements to facilitate our interest rate management activities. We have designated these agreements as cash flow hedges and, accordingly, applied hedge accounting. The effective changes in fair value of these agreements are recorded in AOCI/(L), net of tax, and ineffective portions are recorded in current- period earnings. Amounts in AOCI/(L) are subsequently reclassified to earnings as interest expense when the hedged transactions are settled.
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
If interest rates had been 10% higher/lower and all other variables were held constant, (Loss) income before income taxes in fiscal 2018 would decrease/increase by $25.2.
During August 2018, we extended the maturity of our interest rate swap portfolio, in order to maintain a 50:50 ratio of fixed to floating rate debt through 2021 to better manage our medium term exposure to interest rate increases. Looking forward, we expect that the fixed to floating rate debt ratio will improve as we reduce the notional value of our floating rate debt. We intend to continue to target a 50:50 euro to U.S. dollar liability split under our long term debt agreements which would match our underlying cash inflows, to manage our exposure to foreign exchange risk in the financial markets.

Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $44.6 as of June 30, 2018. Accordingly, management believes risk of material loss under these hedging contracts is remote.
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
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2018 and 2017.
Critical Accounting Policies
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, the assessment of goodwill, other intangible and long-lived assets for impairment, business combinations, inventory, pension benefit costs, income taxes and redeemable noncontrolling interests.
Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.
Revenue Recognition
Revenue is recognized when realized or realizable and earned. Our policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represent 2%, 2% and 3% of gross revenue after customer discounts and allowances in fiscal 2018, 2017 and 2016, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 8%, 7%, and 8% in fiscal 2018, 2017 and 2016, respectively.
Our sales return accrual reflects seasonal fluctuations, including those related to the holiday season in our second quarter. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands. If the historical data we use to calculate these estimates does not approximate future returns, additional allowances may be required.
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
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. We would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
There were no impairments of goodwill at our reporting units in fiscal 2018, 2017 and 2016.
Based on the annual impairment test performed at May 1, 2018, we determined that the fair values of our reporting units exceeded their respective carrying values at that date by a range of approximately 20.1% to 97.6%. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate of 7.25%.
We believe the assumptions used in calculating the estimated fair value of the reporting units are reasonable. However, we can provide no assurances that we will achieve such projected results. Further, we can provide no assurances that we will not have to recognize additional impairment of goodwill in the future due to other market conditions or changes in our discount rates. Recognition of additional impairment of a significant portion of our goodwill would negatively affect our reported results of our operations and total capitalization.
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

On May 1, 2018, 2017 and 2016, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
The carrying value of our indefinite-lived other intangible assets was $3,186.2 as of June 30, 2018, and is comprised of trademarks for the following brands: OPI of $664.9, CoverGirl of $610.0, the professional product line of Wella of $440.0, Max Factor of $340.0, philosophy of $274.2, Sally Hansen of $184.5, ghd of $158.2, and other trademarks totaling $514.4. As of May 1, 2018, we determined that the fair value of our ghd trademark exceeded its carrying value by approximately 7% using projections that assumed an average revenue growth rate of 4.7% and discount rate of 9.25%. The fair value of the ghd trademark would fall below its carrying value if the average annual revenue growth rate decreased by approximately 106 basis points or the discount rate increased by 75 basis points. The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 13.0% to 100%.
We believe the assumptions used in calculating the estimated fair value of the trademarks are reasonable and attainable. However, we can provide no assurances that we will not have to recognize additional impairment of indefinite-lived intangible assets in the future due to other market conditions or changes in our discount rates. Recognition of additional impairment of a significant portion of our indefinite-lived intangible assets would negatively affect our reported results of operations and total capitalization.
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
During fiscal 2018, we recorded asset impairment charges of $15.6, primarily relating to the planned disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of our needs due to our Global Integration Activities. The impairment charges are included in Restructuring costs in the Consolidated Statements of Operations. There were no impairments on long-lived assets in fiscal 2017.
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

Inventory
Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or net realizable value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs. We classify inventories into various categories based upon their stage in the product life cycle, future marketing sales plans and the disposition process.
We also record an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its estimated net realizable value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for future known or anticipated events. These estimates could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels, competitive conditions or other factors differ from our estimates and expectations.
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
The long-term rates of return on our pension plan assets are based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income (loss). Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. In fiscal 2018, our pension plans had actual returns on assets of $18.8 as compared with expected return on assets of $7.5, which resulted in a net deferred gain of $11.3, substantially all of which is currently subject to be amortized over periods ranging from approximately 9 to 29 years. The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.
The weighted-average assumptions used to determine our projected benefit obligation were as follows:

	Pension Plans
	U.S.		International
	2018	2017	2018	2017
Discount rates	4.0%	3.6%	0.6%-8.0%	0.4%-7.5%
The weighted-average assumptions used to determine our net periodic benefit cost during the fiscal year were as follows:

	Pension Plans
	U.S.			International
	2018	2017	2016	2018	2017	2016
Discount rates	3.6%	3.3%-3.8%	4.1%-4.5%	0.4%-7.5%	0.2%-7.8%	1.0%-2.7%
Expected long-term rates of return on plan assets	N/A	N/A	5.1%	1.8%-8.2%	1.6%-6.0%	2.3%-4.3%
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,500.0, the Company is permanently reinvested.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2018 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2018 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2018 Proxy Statement.
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
2.1
Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).*

2.2
Repurchase Letter Agreement dated August 13, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).

2.3
Letter Agreement, dated February 19, 2016, by and among The Procter & Gamble Company, the registrant, Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2016).

2.4
Third Amendment to Transaction Agreement, dated May 25, 2016, by and among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2016).

2.5
Fourth Amendment to Transaction Agreement, dated August 25, 2016, by and among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-4, filed on August 25, 2016).*

2.6
Side Letter, dated September 13, 2016, between Coty Inc. and The Procter & Gamble Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016 ).

2.7
Assignment and Transfer Agreement, dated as of November 2, 2015, by and between JAB Cosmetics B.V. and Coty Inc., including as an exhibit thereto that certain Shares and Trademarks Sale and Purchase Agreement, dated as of November 2, 2015, by and among JAB Cosmetics B.V., Hypermarcas S.A., Cosmed Indústria de Cosméticos e Medicamentos S.A., and as intervening and consenting parties, Novita Distribuição, Armazenamento e Transportes S.A., and Savoy Indústria  de Cosméticos S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

2.8
Sale and Purchase Agreement, dated as of October 17, 2016, by and among Coty Inc., Gloria Coinvest 1 L.P., Lion Capital Fund III L.P., Lion Capital Fund III SBS L.P., Lion Capital Fund III (USD) L.P., Lion Capital Fund III SBS (USD) L.P., Ghd Nominees Limited (“GHD”), the management sellers named therein, and the other individual sellers named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016).*

2.9
Tax Matters Agreement, effective as of October 1, 2016, by and among Coty Inc., The Procter & Gamble Company, Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

2.10
Contribution Agreement, dated as of January 10, 2017, by and among Coty Inc., Coty US Holdings Inc., Foundation, LLC, Younique, LLC, UEV Holdings, LLC, Aspen Cove Holdings, Inc., each of the other unit holders of Younique, LLC, and Derek Maxfield (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

3.1
Amended and Restated Certificate of Incorporation of Coty Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 of the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on May 14, 2013)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coty Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).
4.1
Specimen Class A Common Stock Certificate of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on May 28, 2013)

4.2	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2015).
4.3
Indenture, dated as of April 5, 2018, among Coty Inc., the guarantors named therein, Deutsche Bank Trust Company Americas, as Trustee, Registrar and U.S. Paying Agent with respect to the 2026 Dollar Notes, and Deutsche Bank AG. London Branch, as London Paying Agent with respect to the Euro Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).

4.4	Form of 2026 Dollar notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.5	Form of 2023 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.6	Form of 2036 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
10.1
Credit Agreement, dated as of October 27, 2015, by and among Coty Inc., the other borrowers party thereto from time to time, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2015).

10.2
Pledge and Security Agreement, dated as of October 27, 2015, by and among Coty Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2015).

10.3
Credit Agreement, dated January 26, 2016, among Galleria Co., as initial borrower, the other borrowers from time to time party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.4 of Galleria Co.’s Registration Statement on Form S-4 filed on April 22, 2016).

10.4
Guaranty Agreement, dated as of October 27, 2015, by and among Coty Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporate by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2015).

10.5
Incremental Assumption Agreement and Amendment No. 1, dated April 8, 2016 to the Credit Agreement, by and among Coty Inc., Coty B.V., certain subsidiaries of Coty Inc. party thereto, the incremental lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016).

10.6
Incremental Assumption Agreement and Refinancing Amendment to Credit Agreement, dated as of October 28, 2016, among Coty Inc., Coty B.V., the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.7
Amended and Restated Credit Agreement, dated as of April 5,2018, by and among Coty Inc., Coty B.V., the other borrowers party thereto from time to time, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).

10.8
Registration Rights Agreement, dated April 1, 2015, between Coty Inc. and Mousseluxe S.a.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015).

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

10.11
Employment Agreement, dated June 20, 2016, between Coty Services UK Limited and Patrice de Talhouët (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed on June 24, 2016).†

10.12
Employment Agreement, dated January 2014, between Coty Geneva S.A. Versoix and Mario Reis (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on August 28, 2014).†

10.13
Employment Agreement, dated July 20, 2016, by and between Camillo Pane and Coty Services UK Limited, as amended October 24, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2016).†

10.14
Open-Ended Employment Agreement, dated August 24, 2015, between Coty S.A.S. and Sebastien Froidefond (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on November 5, 2015).†

10.15
Side Letter, dated as of March 31, 2017, between Coty Services UK Limited and Sébastien Froidefond (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.16	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.17
Employment Agreement, dated October 12, 2015, between Coty Geneva SA Versoix and Sylvie Moreau (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016).†

10.18
Employment Agreement, dated November 2, 2015, between Coty S.A.S. and Edgar Huber (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016).†

10.19
Employment Agreement, dated as of October 11, 2016, between Coty Services UK Limited and Greerson McMullen (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2017).†

10.20
Employment Agreement, dated as of January 16, 2017, between Coty Inc. and Laurent Kleitman (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 23, 2017).†

10.21	Employment Agreement, dated as of February 12, 2018, between Coty Services U.K. Limited and Esra Erkal-Paler. †
10.22	Offer Letter, dated as of September 4, 2017, between Daniel Ramos and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).†
10.23
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.24	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.25
Adoption of Amendments to Pre-2008 Stock Options Granted Under the Coty Inc. 2007 Stock Plan for Directors Or the Coty Inc. Stock Plan for Non-Employee Directors (applicable to awards outstanding on September 14, 2010) (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.26
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.27
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on February 1, 2017. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.28
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.29
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 14, 2013).†

10.30	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.31
Subscription Agreement, dated as of November 23, 2016, between Coty Inc. and Camillo Pane (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2017).†

10.32
Subscription Agreement, dated as of February 16, 2017, between Coty Inc. and Sébastien Froidefond (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.33
Subscription Agreement, dated as of March 27, 2017, between Coty Inc. and Lambertus J.H. Becht. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.34	Amended Form of Elite Subscription and Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.35	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
10.36
Terms and Conditions Performance Stock Options under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.37
Side Letter, dated as of November 29, 2017, between Coty Services UK Limited and Camillo Pane (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.38
Side Letter, dated November 29, 2017, between Coty Services UK Limited and Patrice de Talhouët (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 21, 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Camillo Pane	Chief Executive Officer and Director (Principal Executive Officer)	August 21, 2018
(Camillo Pane)
/s/Patrice de Talhouët	Chief Financial Officer (Principal Financial Officer)	August 21, 2018
(Patrice de Talhouët)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 21, 2018
(Ayesha Zafar)
/s/ Lambertus J.H. Becht	Chairman of the Board of Directors	August 21, 2018
(Lambertus J.H. Becht)
/s/Sabine Chalmers	Director	August 21, 2018
(Sabine Chalmers)
/s/Joachim Faber	Director	August 21, 2018
(Joachim Faber)
/s/Olivier Goudet	Director	August 21, 2018
(Olivier Goudet)
/s/Peter Harf	Director	August 21, 2018
(Peter Harf)
/s/Paul Michaels	Director	August 21, 2018
(Paul Michaels)
/s/Erhard Schoewel	Director	August 21, 2018
(Erhard Schoewel)
/s/Robert Singer	Director	August 21, 2018
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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2018 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2018.
The Company's internal control over financial reporting as of June 30, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Camillo Pane                     /s/Patrice de Talhouët
Camillo Pane                        Patrice de Talhouët
Chief Executive Officer and Director             Chief Financial Officer

August 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coty Inc.

We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2018 of the Company and our report dated August 21, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
New York, New York
August 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coty Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended June 30, 2018, and the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
August 21, 2018

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2018	2017	2016
Net revenues	$9,398.0	$7,650.3	$4,349.1
Cost of sales	3,608.4	3,028.5	1,746.0
Gross profit	5,789.6	4,621.8	2,603.1
Selling, general and administrative expenses	5,009.6	4,060.0	2,027.8
Amortization expense	352.8	275.1	79.5
Restructuring costs	173.2	372.2	86.9
Acquisition-related costs	64.2	355.4	174.0
Asset impairment charges	—	—	5.5
Loss (gain) on sale of assets	28.6	(3.1)	(24.8)
Operating income (loss)	161.2	(437.8)	254.2
Interest expense, net	265.0	218.6	81.9
Loss on early extinguishment of debt	10.7	—	3.1
Other expense, net	38.0	1.6	30.4
(Loss) income before income taxes	(152.5)	(658.0)	138.8
Benefit for income taxes	(24.7)	(259.5)	(40.4)
Net (loss) income	(127.8)	(398.5)	179.2
Net income attributable to noncontrolling interests	2.0	15.4	7.6
Net income attributable to redeemable noncontrolling interests	39.0	8.3	14.7
Net (loss) income attributable to Coty Inc.	$(168.8)	$(422.2)	$156.9
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.23)	$(0.66)	$0.45
Diluted	(0.23)	(0.66)	0.44
Weighted-average common shares outstanding:
Basic	749.7	642.8	345.5
Diluted	749.7	642.8	354.2
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2018	2017	2016
Net (loss) income	$(127.8)	$(398.5)	$179.2
Other comprehensive income (loss):
Foreign currency translation adjustment	115.7	121.9	83.3
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(2.2), $(7.7) and $0.3, respectively	15.2	41.5	(28.8)
Pension and other post-employment benefits, net of tax of $1.5, $(25.1) and $7.9, respectively	17.5	80.6	(19.7)
Total other comprehensive income (loss), net of tax	148.4	244.0	34.8
Comprehensive income (loss)	20.6	(154.5)	214.0
Comprehensive income attributable to noncontrolling interests:
Net income	2.0	15.4	7.6
Foreign currency translation adjustment	0.5	(0.1)	0.1
Total comprehensive income attributable to noncontrolling interests	2.5	15.3	7.7
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	39.0	8.3	14.7
Foreign currency translation adjustment	—	—	0.4
Total comprehensive income attributable to redeemable noncontrolling interests	39.0	8.3	15.1
Comprehensive (loss) income attributable to Coty Inc.	$(20.9)	$(178.1)	$191.2
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$331.6	$535.4
Restricted cash	30.6	35.3
Trade receivables—less allowances of $81.8 and $58.5, respectively	1,536.0	1,470.3
Inventories	1,148.9	1,052.6
Prepaid expenses and other current assets	603.9	487.9
Total current assets	3,651.0	3,581.5
Property and equipment, net	1,680.8	1,632.1
Goodwill	8,607.1	8,555.5
Other intangible assets, net	8,284.4	8,425.2
Deferred income taxes	107.4	72.6
Other noncurrent assets	299.5	281.3
TOTAL ASSETS	$22,630.2	$22,548.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,928.6	$1,732.1
Accrued expenses and other current liabilities	1,844.4	1,796.4
Short-term debt and current portion of long-term debt	218.9	209.1
Income and other taxes payable	52.1	66.0
Total current liabilities	4,044.0	3,803.6
Long-term debt, net	7,305.4	6,928.3
Pension and other post-employment benefits	533.3	549.2
Deferred income taxes	842.5	924.9
Other noncurrent liabilities	388.5	473.4
Total liabilities	13,113.7	12,679.4
COMMITMENTS AND CONTINGENCIES (See Note 24)
REDEEMABLE NONCONTROLLING INTERESTS	661.3	551.1
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 5.0 and 4.2 issued and outstanding, at June 30, 2018 and 2017, respectively	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 815.8 and 812.9 issued and 750.7 and 747.9 outstanding at June 30, 2018 and 2017, respectively	8.1	8.1
Additional paid-in capital	10,750.8	11,203.2
Accumulated deficit	(626.2)	(459.2)
Accumulated other comprehensive income	158.8	4.4
Treasury stock—at cost, shares: 65.0 at June 30, 2018 and 2017, respectively	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	8,849.7	9,314.7
Noncontrolling interests	5.5	3.0
Total equity	8,855.2	9,317.7
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$22,630.2	$22,548.2
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
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for acquisition			409.7	4.1			9,624.5					9,628.6		9,628.6
Issuance of Preferred Stock	2.5	—										—		—
Conversion of Class B to Class A Common Stock			262.0	2.6	(262.0)	(2.6)	—					—		—
Purchase of Class A Common Stock										1.4	(36.3)	(36.3)		(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			2.5	—			22.8					22.8		22.8
Share-based compensation expense							20.0					20.0		20.0
Dividends ($0.650 per common share)							(375.0)					(375.0)		(375.0)
Net (loss) income								(422.2)				(422.2)	15.4	(406.8)	8.3
Other comprehensive (loss) income									244.1			244.1	(0.1)	244.0	—
Distribution to noncontrolling interests, net							—					—	(10.0)	(10.0)	(32.3)
Redeemable noncontrolling interest due to business combination (See Note 3)												—		—	415.9
Reclassification of noncontrolling interest to mandatory redeemable financial interest							(40.7)					(40.7)	(9.2)	(49.9)	—
Adjustment of redeemable noncontrolling interests to redemption value							(86.8)					(86.8)		(86.8)	86.8
Adjustment to repurchase of redeemable noncontrolling interests												—			(0.9)
BALANCE—June 30, 2017	4.2	$—	812.9	$8.1	—	$—	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09 (See Note 2)						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Issuance of Preferred Stock	1.0	—								—		—
Cancellation of Preferred Stock	(0.2)	—								—		—
Exercise of employee stock options and restricted stock units			2.9	—	22.6					22.6		22.6
Shares withheld for employee taxes					(3.6)					(3.6)		(3.6)
Share-based compensation expense					31.5					31.5		31.5
Dividends ($0.500 per Common Share)					(377.6)					(377.6)		(377.6)
Net income (loss)						(168.8)				(168.8)	2.0	(166.8)	39.0
Other comprehensive income							147.9			147.9	0.5	148.4
Adjustment due to the adoption of ASU 2018-02 (See Note 2)						(6.5)	6.5			—		—
Distribution to noncontrolling interests, net										—		—	(54.3)
Dilution of redeemable noncontrolling interest due to additional contribution (See Note 20)					17.0					17.0		17.0	(17.0)
Additional redeemable noncontrolling interests due to employee grants (See Note 20)					(7.4)					(7.4)		(7.4)	7.4
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(134.9)					(134.9)		(134.9)	134.9
BALANCE—June 30, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(127.8)	$(398.5)	$179.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	737.0	555.1	232.0
Asset impairment charges	—	—	5.5
Deferred income taxes	(101.7)	(390.0)	(139.2)
Provision for bad debts	24.0	23.4	21.9
Provision for pension and other post-employment benefits	32.4	53.6	9.2
Share-based compensation	30.6	24.6	22.2
Loss (gain) on sale of assets	28.6	(3.1)	(24.8)
Loss on early extinguishment of debt	10.7	—	3.1
Other	(1.3)	25.9	12.8
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(79.6)	(279.8)	(44.5)
Inventories	(60.0)	162.3	27.2
Prepaid expenses and other current assets	(107.6)	(105.7)	6.7
Accounts payable	159.5	540.9	148.2
Accrued expenses and other current liabilities	(22.5)	479.2	23.3
Income and other taxes payable	(83.2)	85.0	15.7
Other noncurrent assets	(17.9)	23.4	9.0
Other noncurrent liabilities	(7.5)	(38.8)	(6.1)
Net cash provided by operating activities	413.7	757.5	501.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(446.4)	(432.3)	(150.1)
Payments for business combinations, net of cash acquired	(278.0)	(742.6)	(908.7)
Proceeds from sale of assets	36.8	11.3	29.2
Payments related to loss on foreign currency contracts	—	—	(29.6)
Net cash used in investing activities	(687.6)	(1,163.6)	(1,059.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	—	9.5	19.1
Repayments of short-term debt, original maturity more than three months	—	(10.2)	(28.3)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	21.0	(49.2)	25.4
Proceeds from revolving loan facilities	3,185.5	2,244.4	1,940.0
Repayments of revolving loan facilities	(3,643.2)	(2,074.4)	(1,430.0)
Proceeds from term loans and other long term debt	7,467.2	1,075.0	3,506.2
Repayments of term loans and other long term debt	(6,492.6)	(136.1)	(2,499.4)
Dividend payment	(375.8)	(372.6)	(89.0)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock and related tax benefits	22.6	22.8	44.7
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(36.3)	(794.9)
Net proceeds (payments) for foreign currency contracts	12.4	(1.2)	(9.7)
Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(66.4)	(42.3)	(33.2)
Purchase of additional mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	—	(9.8)	(0.7)
Payment of debt issuance costs	(55.1)	(24.4)	(57.6)

All other	(6.3)	—	—
Net cash provided by financing activities	69.3	595.2	592.6
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3.9)	9.2	(3.7)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(208.5)	198.3	31.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	570.7	372.4	341.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$362.2	$570.7	$372.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$242.8	$190.2	$90.3
Cash paid during the year for income taxes, net of refunds received	124.6	90.1	118.1
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$158.8	$106.7	$78.0
Non-cash stock issued for business combination	—	9,628.6	—
Non-cash debt assumed for business combination	—	1,943.0	—
Non-cash capital contribution associated with special share purchase transaction	—	—	13.8
Non-cash acquisition of additional redeemable noncontrolling interests	—	415.9	10.1
Non-cash reclassification from noncontrolling interest to mandatorily redeemable financial interest	—	49.9	—
Non-cash contingent consideration for business combination (See Note 3)	8.3	—	—
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

1. DESCRIPTION OF BUSINESS
Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products throughout the world. Coty is a global beauty company with a rich entrepreneurial history and an iconic portfolio of brands.
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
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2018 and June 30, 2017, the Company had restricted cash of $30.6 and $35.3, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balance as of June 30, 2018 provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.
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
Inventories
Inventories include items which are considered salable or usable in future periods, and are stated at the lower of cost or net realizable value, with cost being based on standard cost which approximates actual cost on a first-in, first-out basis. Costs include direct materials, direct labor and overhead (e.g., indirect labor, rent and utilities, depreciation, purchasing, receiving, inspection and quality control) and in-bound freight costs. The Company classifies inventories into various categories based upon their stage in the product life cycle, future marketing sales plans and the disposition process.
The Company also records an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its net realizable value, based on various product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.
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
Goodwill and Other Indefinite-lived Intangible Assets
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill is allocated and evaluated at the reporting unit level, which are the Company’s operating segments. The Company identifies its operating segments by assessing whether the components of the Company’s reportable segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company has identified three reporting units. Luxury, Consumer Beauty and Professional Beauty are considered operating segments and each a reporting unit. The Company allocates goodwill to one or more reporting units that are expected to benefit from synergies of the business combination.
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
Revenue Recognition
Revenue is recognized when realized or realizable and earned. The Company’s policy is to recognize revenue when risk of loss and title to the product transfers to the customer, which usually occurs upon delivery. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on returns history and position in product life cycle) and various trade spending activities. Trade spending activities primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. Returns represented 2%, 2% and 3% of gross revenue after customer discounts and allowances in fiscal 2018, 2017 and 2016, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 8%, 7%, and 8% in fiscal 2018, 2017 and 2016, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Advertising and promotional costs are expensed as incurred and totaled $2,206.3, $1,883.3 and $967.6 in fiscal 2018, 2017 and 2016, respectively. Included in advertising and promotional costs are $120.9, $107.4, and $65.0 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2018, 2017 and 2016, respectively. Research and development costs are expensed as incurred and totaled $174.6, $139.2 and $47.7 in fiscal 2018, 2017 and 2016, respectively.
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
The fair value of Series A Preferred Stock is determined using the binomial valuation model for fiscal 2018 and 2017 using the weighted-average assumptions discussed in Note 22—Share-Based Compensation Plans. The fair value of Series A Preferred Stock was determined using the Black-Scholes valuation model for fiscal 2016 using the weighted-average assumptions discussed in Note 22—Share-Based Compensation Plans.
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
Income Taxes
The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company accounts for income taxes under the asset and liability method. Therefore, income tax expense is based on reported (Loss) income before income taxes, and deferred income taxes reflect the effect of temporary differences between the carrying amounts of assets and liabilities that are recognized for financial reporting purposes and the carrying amounts that are recognized for income tax purposes. Prior to the fourth quarter of fiscal 2017, the classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities, giving rise to the temporary differences or the period of expected reversal, as applicable. In the fourth quarter of fiscal 2017 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) (as later discussed) which allows for presentation of deferred tax assets and liabilities as noncurrent. This guidance was adopted on a prospective basis and Deferred taxes in the Consolidated Balance Sheet for the year ended June 30, 2017 are presented as noncurrent. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on currently available evidence. The Company considers how to recognize, measure, present and disclose in financial statements uncertain tax positions taken or expected to be taken on a tax return.
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,500.0, the Company is permanently reinvested.
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
Derivative Instruments and Hedging Activities
Refer to Note 18—Derivative Instruments for the Company’s policies for Derivative Instruments and Hedging Activities.
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses of $3.9, $1.5 and $7.2 in fiscal 2018, 2017 and 2016, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net gains (losses) of $8.5, $(12.8) and $19.2 in fiscal 2018, 2017 and 2016, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of nil, $(1.7) and $(29.4) in fiscal 2018, 2017 and 2016, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the classification and presentation of certain items within the statement of cash flows including, but not limited to, debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The Company early adopted the ASU during the fourth quarter of fiscal 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for a reclassification of the stranded tax effects resulting from the enactment of “H.R.1”, formerly known as the “Tax Cuts and Jobs Act,” (“Tax Act”) from AOCI/(L) to Retained earnings. The amendment will be effective for the annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the ASU during June 2018. The impact of this adoption on the Company’s Consolidated Financial Statements was an increase of $6.5 to Accumulated deficit and an increase to AOCI/(L).
During the first quarter of fiscal 2018, the Company adopted the amended FASB ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions. The adoption of the ASU did not have a material impact on the Company’s Consolidated Financial Statements. The primary impact of the new standard was the recognition of previously unrecognized excess tax benefits as an $8.3 cumulative-effect adjustment to Accumulated deficit as of July 1, 2017 to reflect a modified retrospective application. Prospectively, the excess tax benefits will be recorded as a component of Income tax expense as required, whereas they were previously recorded in Additional paid-in capital (“APIC”). Additionally, the ASU required that

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

$3.6 related to shares withheld for employee taxes to be reported in Cash flows from financing activities for the year ended June 30, 2018 with an insignificant impact to prior periods.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	Fiscal 2020. Early adoption is permitted for the Company beginning in fiscal 2019.
The FASB issued authoritative guidance for improvements to accounting for hedging activities. The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

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
In May 2014, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be received. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

The Company adopted the standard on July 1, 2018 using the modified retrospective transition method of adoption. The Company’s evaluation indicated that the adoption impact is expected to be primarily related to the timing of certain accruals associated with customer incentives and potential reclassifications of certain costs between Selling, general and administrative expenses and trade spending activities recorded as a reduction to gross revenue resulting from changes in the accounting treatment of store fixtures under the new standard. If this ASU had been adopted in fiscal 2018, the impact on the Company’s Consolidated Financial Statements would have been a reduction in Net revenues of $25.2. Additionally, the Company expects to provide expanded financial statements disclosures as a result of the adoption of this ASU.

2016-02 2018-10 2018-11	Leases	Fiscal 2020 with early adoption permitted.
The FASB issued authoritative guidance requiring that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company is currently evaluating the impact the standard will have on the Company’s Consolidated Financial Statements and related disclosures.

Lessees and lessors have the option to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has selected the transition method provided by the authoritative guidance in ASU 2018-11 and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

3. BUSINESS COMBINATIONS
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
The following table summarizes the allocation of the purchase price to the net assets of the P&G Beauty Business as of the October 1, 2016 acquisition date:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$387.6	$—	$387.6
Inventories	465.5	—	465.5
Property, plant and equipment	742.9	(16.9)	726.0	3 - 40
Goodwill	5,528.4	35.5	5,563.9	Indefinite
Trademarks — indefinite	1,575.0	—	1,575.0	Indefinite
Trademarks — finite	747.7	—	747.7	10 - 30
Customer relationships	1,074.2	18.8	1,093.0	2 - 26
License agreements	2,299.0	12.0	2,311.0	4 - 30
Product formulations	183.8	(10.0)	173.8	5 - 28
Other net working capital	(23.2)	—	(23.2)
Net other assets	64.6	(33.7)	30.9
Unfavorable contract liabilities	(130.0)	—	(130.0)
Pension liabilities	(404.1)	—	(404.1)
Deferred tax liability, net	(941.0)	(5.7)	(946.7)
Total purchase price	$11,570.4	$—	$11,570.4

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
(b) The Company recorded measurement period adjustments in the first half of fiscal 2018. The measurement period adjustments related to decreases to Technology, Indefinite-lived other intangible assets and Customer relationships of $17.2, $14.8 and $2.3, respectively, and a decrease to the deferred tax liability of $5.9 were a result of changes in assumptions that were used at the date of acquisition for valuation purposes. The measurement period adjustments related to Other net working capital of $4.7 were a result of obtaining new facts and circumstances about acquired accrued expenses that existed as of the acquisition date. All measurement period adjustments were offset against Goodwill.
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating ghd’s products into the Company’s existing sales channels. Goodwill of $49.0, $42.0, and $108.0 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments was due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the ghd acquisition.
Younique Acquisition
On February 1, 2017, the Company completed its acquisition of 60% of the membership interest in Foundation, LLC (“Foundation”), which held the net assets of Younique, LLC, a Utah limited liability company (“Younique”), for cash consideration of $600.0, net of acquired cash and assumed debt, and an additional payment of $7.5 for working capital adjustments paid in fiscal 2018. The existing Younique membership holders contributed their 100% membership interest in Younique to Foundation in exchange for a 40% membership interest in Foundation and $607.5 of cash consideration. Younique strengthens the Consumer Beauty segment’s product offerings. The Company accounts for the noncontrolling interest portion of the acquisition as a redeemable noncontrolling interest.
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
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition is expected to further strengthen the Company’s position in the global luxury beauty industry. Total purchase consideration, after post-closing adjustments, was £191.7 million, the equivalent of $256.3, at the time of closing. Included in the purchase price was cash consideration of £183.3 million, the equivalent of $245.1, at the time of closing, in addition to £8.4 million, the equivalent of $11.2, of estimated contingent consideration, at the time of closing.
The future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the contingent consideration payable is recorded in Other noncurrent liabilities in the Consolidated Balance Sheet. From the date of acquisition through the end of fiscal 2018, the Company made £2.1 million in contingent payments.
The Company estimated the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of assets acquired and liabilities assumed, therefore, the final allocation of the purchase price has not been completed. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The following table summarizes the estimated allocation of the purchase price to the net assets of the Burberry Beauty Business as of the October 2, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Inventories	$55.1	$(7.2)	$47.9
Property, plant and equipment	5.8	—	$5.8	1 - 3
License and distribution rights	129.7	48.1	$177.8	3 - 15
Goodwill	68.2	(33.3)	$34.9	Indefinite
Net other liabilities	(8.7)	(1.4)	$(10.1)
Total purchase price	$250.1	$6.2	$256.3

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018.
(b) The Company recorded measurement period adjustments in the third and fourth quarters of fiscal 2018. The measurement period adjustments related to an increase in the value of the License and distribution rights and a decrease in the Inventory value were due to changes in assumptions that were used at the date of acquisition for valuation purposes. The measurement period adjustment related to an increase in net other liabilities acquired was a result of obtaining new facts and circumstances about acquired accrued expenses that existed as of the acquisition date. In addition, the Company adjusted the estimate of contingent consideration payments due to the seller based on gathering additional information about facts and circumstances that existed at the acquisition date regarding the acquired inventory for which the contingent payments are based. All measurement period adjustments were offset against Goodwill.
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels. Goodwill of $23.4, $6.2 and $5.3 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Burberry Beauty Business acquisition.
For the fiscal year ended June 30, 2018, net revenues and net loss of the Burberry Beauty Business included in the Company’s Consolidated Statements of Operations were $87.0 and $31.3, respectively. Net loss for the fiscal year ended June 30, 2018 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of inventory step-up and finite-lived intangibles. This amortization impacted the net loss for the fiscal year ended June 30, 2018 by $10.3, net of tax.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The following table summarizes the allocation of the purchase price to the net assets acquired as of the February 1, 2016 acquisition date:

	Final fair value	Estimated useful life (in years)
Cash and cash equivalents	$11.1
Inventories	45.6
Property, plant and equipment	95.4	2 - 40
Goodwill	537.1	Indefinite
Trademarks — indefinite	147.1	Indefinite
Trademarks — finite	10.3	5 - 15
Customer relationships	44.6	13 - 28
Product formulations	12.8	3
Other net working capital	0.7
Net other assets	1.4
Deferred tax liability, net	(4.2)
Total purchase price	$901.9
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
The pro forma adjustments include incremental amortization of intangible assets and depreciation adjustment of property, plant and equipment, based on the values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs as well as amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisitions of the P&G Beauty Business and Younique had taken place on July 1, 2015 and the acquisition of the Hypermarcas Brands on July 1, 2014 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the fiscal years ended 2017 and 2016, respectively, are as follows:

	Year Ended June 30,
	2017(a)	2016(b)
Pro forma Net revenues	$8,889.2	$8,219.6
Pro forma Net (loss) income	(101.2)	171.2
Pro forma Net (loss) income attributable to Coty Inc.	(142.7)	135.5
Pro forma Net (loss) income attributable to Coty Inc. per common share
Basic	$(0.19)	$0.18
Diluted	$(0.19)	$0.18

(a) For the twelve months ended June 30, 2017, the pro forma information excluded $476.3 of non-recurring acquisition-related costs and $89.6 of amortization of inventory step up, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(b) For the twelve months ended June 30, 2016, the pro forma information included $45.8 of non-recurring acquisition-related costs and $80.1 of amortization of inventory step up, respectively.
4. SEGMENT REPORTING
The Company’s organizational structure is category focused, putting the consumer first, by specifically targeting how and where they shop and what and why they purchase. Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
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
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 10—Goodwill and Other Intangible Assets, net.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
SEGMENT DATA	2018	2017	2016
Net revenues:
Luxury	$3,210.5	$2,566.6	$1,836.6
Consumer Beauty	4,268.1	3,688.2	2,262.5
Professional Beauty	1,919.4	1,395.5	250.0
Total	$9,398.0	$7,650.3	$4,349.1
Depreciation and amortization:
Luxury	$253.3	$203.5	$99.1
Consumer Beauty	340.4	256.2	114.6
Professional Beauty	143.3	95.4	18.0
Corporate	—	—	0.3
Total	$737.0	$555.1	$232.0
Operating income (loss):
Luxury	$248.7	$158.0	$228.9
Consumer Beauty	278.9	261.2	246.5
Professional Beauty	119.4	78.5	68.0
Corporate	(485.8)	(935.5)	(289.2)
Total	$161.2	$(437.8)	$254.2
Reconciliation:
Operating income (loss)	$161.2	$(437.8)	$254.2
Interest expense, net	265.0	218.6	81.9
Loss on early extinguishment of debt	10.7	—	3.1
Other expense, net	38.0	1.6	30.4
(Loss) income before income taxes	$(152.5)	$(658.0)	$138.8
The Company has determined its geographical structure to be North America (Canada and the United States), Europe and ALMEA (Asia, Latin America, the Middle East, Africa and Australia).

	Year Ended June 30,
GEOGRAPHIC DATA	2018	2017	2016
Net revenues:
North America	$2,966.0	$2,506.9	$1,413.0
Europe	4,201.6	3,325.7	1,924.6
ALMEA	2,230.4	1,817.7	1,011.5
Total	$9,398.0	$7,650.3	$4,349.1

Long-lived assets:
U.S.	$7,408.5	$7,662.4	$2,688.7
Switzerland	8,000.2	6,899.8	508.0
Brazil	718.2	863.3	882.7
All other	2,441.1	3,187.3	830.9
Total	$18,568.0	$18,612.8	$4,910.3

For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2018, 2017, and 2016. The United States had net revenues of $2,704.6, $2,220.4 and $1,256.0 in fiscal 2018, 2017 and 2016, respectively.

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
No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2018, 2017 and 2016 or are otherwise deemed significant.
Presented below are the net revenues associated with Company’s product categories:

	Year Ended June 30,
PRODUCT CATEGORY	2018	2017	2016
Fragrances	36.8%	36.1%	46.3%
Color Cosmetics	28.2%	29.6%	35.9%
Skin & Body Care	10.1%	12.4%	17.6%
Hair Care	24.9%	21.9%	0.2%
Total	100.0%	100.0%	100.0%
5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $64.2, $355.4 and $174.0 for the fiscal years ended 2018, 2017 and 2016, respectively, which have been recorded in Acquisition-related costs in the Consolidated Statements of Operations. Acquisition-related costs incurred during the fiscal years ended 2018, 2017 and 2016 were primarily related to the P&G Beauty Business acquisition.
6. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2018, 2017 and 2016 are presented below:

	Year Ended June 30,
	2018	2017	2016
Global Integration Activities	$106.5	$364.2	$—
Acquisition Integration Program	(4.5)	2.3	42.3
Other Restructuring	71.2	5.7	44.6
Total	$173.2	$372.2	$86.9
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has, and anticipates, that it will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $470.7 related to approved initiatives through the fiscal year ended June 30, 2018, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Cumulative through June 30, 2018	$401.4	$41.7	$18.9	$8.7	$470.7
Over the next two fiscal years, the Company expects to incur approximately $110.0 of additional restructuring charges pertaining to the approved actions. Of the $110.0 of additional restructuring charges, the Company currently anticipates spending equal amounts related to employee termination benefits, fixed asset write-offs, contract terminations, and other costs to exit facilities and relocate employees.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$310.8	$14.9	$—	$2.8	$328.5
Restructuring charges	81.3	21.7	14.3	5.4	122.7
Payments	(188.5)	(17.0)	—	(4.8)	(210.3)
Change in estimates	(13.8)	(2.4)	—	—	(16.2)
Non-cash utilization	—	—	(14.3)	—	(14.3)
Effect of exchange rates	13.2	(0.2)	—	(0.3)	12.7
Balance—June 30, 2018	$203.0	$17.0	$—	$3.1	$223.1
The Company currently estimates that the total remaining accrual of $223.1 will result in cash expenditures of approximately $202.6, $16.1 and $4.4 in fiscal 2019, 2020 and thereafter, respectively.
Acquisition Integration Program
In the first quarter of fiscal 2016, the Company’s Board of Directors (the “Board”) approved an expansion to a restructuring program in connection with the acquisition of Bourjois (the “Acquisition Integration Program”).  Actions associated with the program were initiated after the acquisition of Bourjois and were substantially completed during fiscal 2017 with cash payments continuing through fiscal 2020. The Company incurred $55.4 of restructuring costs life-to-date as of June 30, 2018, which have been recorded in Corporate.
The related liability balance and activity for the Acquisition Integration Program costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs(a)	Total Program Costs
Balance—July 1, 2017	$24.8	$1.5	$4.1	$30.4
Restructuring charges	—	—	3.3	3.3
Payments	(16.9)	—	(2.2)	(19.1)
Changes in estimates (a)	(7.8)	—	—	(7.8)
Effect of exchange rates	1.0	—	(0.1)	0.9
Balance—June 30, 2018	$1.1	$1.5	$5.1	$7.7

(a) The decrease in severance and employee benefits is primarily attributable to favorable settlements with restructured employees.
The Company currently estimates that the total remaining accrual of $7.7 will result in cash expenditures of approximately $2.5, $2.3 and $2.9 in fiscal 2019, 2020 and 2021, respectively.
Other Restructuring
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations. Management is considering a range of smaller initiatives and other cost reduction activities in order to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”). Of the expected costs, the Company incurred restructuring charges of $68.4 related to approved initiatives in fiscal 2018, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. Over the next two fiscal years, the Company expects to incur approximately $9.0 of additional restructuring charges that were approved during fiscal 2018, primarily related to employee termination benefits. See Note 25—Subsequent Events for additional information.
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2017	$—	$—	$—	$—	$—
Restructuring charges	63.7	0.2	1.3	3.4	68.6
Payments	(15.1)	—	—	(0.4)	(15.5)
Changes in estimates	(0.2)	—	—	—	(0.2)
Non-cash utilization	—		(1.3)	0.3	(1.0)
Effect of exchange rates	(0.4)	—	—	—	(0.4)
Balance—June 30, 2018	$48.0	$0.2	$—	$3.3	$51.5
The Company currently estimates that the total remaining accrual of $51.5 will result in cash expenditures of approximately $48.9, $1.8 and $0.8 in fiscal 2019, 2020 and thereafter, respectively.
In connection with the acquisition of the Burberry Beauty Business, the Company recorded $3.9 of restructuring costs relating to third party contract terminations, which have been recorded in Corporate. The related liability balance was $3.9 at June 30, 2018. The Company currently estimates that the total accrual of $3.9 will result in cash expenditures of $3.9 in fiscal 2019.
The Company executed a number of other restructuring activities during 2013 and 2014, which focused primarily on work-force reductions around a new organizational structure, and other productivity initiatives related to the integration of supply chain and selling activities. These programs are substantially completed. The Company incurred (income) expenses of $(2.0), $5.7 and $44.6 in fiscal 2018, 2017 and 2016, respectively. The related liability balances were $1.7 and $10.1 at June 30, 2018 and June 30, 2017, respectively. The Company currently estimates that the total remaining accrual of $1.7 will result in cash expenditures in fiscal 2019.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company incurred expenses of $0.9 and nil during the fiscal years ended 2018 and 2017, respectively, primarily related to an adjustment for lease termination. The Company estimates that the remaining accrual of $7.0 at June 30, 2018 will result in cash expenditures of $4.2, $2.1 and $0.7 in fiscal 2019, 2020 and thereafter, respectively.
7. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on a non-recourse basis. Trade receivables factored throughout the fiscal year amounted to $300.1 and $344.9 in fiscal 2018 and 2017, respectively. Remaining balances due from factors amounted to $9.9 and $16.8 as of June 30, 2018 and 2017, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $0.6, $0.7 and $0.8 in fiscal 2018, 2017 and 2016, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
8. INVENTORIES
Inventories as of June 30, 2018 and 2017 are presented below:

	June 30, 2018	June 30, 2017
Raw materials	$278.6	$256.4
Work-in-process	21.8	33.4
Finished goods	848.5	762.8
Total inventories	$1,148.9	$1,052.6
9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2018 and 2017 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2018	June 30, 2017
Land, buildings and leasehold improvements	$671.2	$646.1
Machinery and equipment	866.3	851.5
Marketing furniture and fixtures	514.2	432.8
Computer equipment and software	699.1	459.0
Construction in progress	230.8	286.1
Property and equipment, gross	2,981.6	2,675.5
Accumulated depreciation and amortization	(1,300.8)	(1,043.4)
Property and equipment, net	$1,680.8	$1,632.1
Depreciation and amortization expense of property and equipment totaled $384.2, $280.0 and $152.4 in fiscal 2018, 2017 and 2016, respectively, and is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2018, the Company recorded asset impairment charges of $15.6, primarily relating to the planned disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of our needs due to our Global Integration Activities. The impairment charges are included in Restructuring costs in the Consolidated Statements of Operations.
10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal 2018 and 2017.
Goodwill as of June 30, 2018, 2017 and 2016 is presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	$1,294.5	$1,288.2	$270.8	$2,853.5
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2016	$890.8	$1,051.1	$270.8	$2,212.7

Changes during the year ended June 30, 2017
Acquisitions	1,866.1	3,285.2	665.5	5,816.8
Measurement period adjustments	308.0	124.7	12.0	444.7
Foreign currency translation	28.2	36.3	19.2	83.7
Dispositions	—	(2.4)	—	(2.4)

Gross balance at June 30, 2017	$3,496.8	$4,732.0	$967.5	$9,196.3
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2017	$3,093.1	$4,494.9	$967.5	$8,555.5

Changes during the year ended June 30, 2018
Acquisitions (a)	68.2	—	2.6	70.8
Measurement period adjustments (b)	(185.0)	228.8	(17.3)	26.5
Foreign currency translation	(10.3)	(24.1)	1.0	(33.4)
Dispositions	(3.1)	(9.2)	—	(12.3)

Gross balance at June 30, 2018	$3,366.6	$4,927.5	$953.8	$9,247.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2018	$2,962.9	$4,690.4	$953.8	$8,607.1

(a) Includes goodwill resulting from the Burberry Beauty Business acquisition during the year ended June 30, 2018 (Refer to Note 3—Business Combinations).
(b) Includes measurement period adjustments in connection with the P&G Beauty Business, ghd, Younique and Burberry Beauty Business acquisitions (Refer to Note 3—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of June 30, 2018 and 2017 are presented below:

	June 30, 2018	June 30, 2017
Indefinite-lived other intangible assets	$3,186.2	$3,186.9
Finite-lived other intangible assets, net	5,098.2	5,238.3
Total Other intangible assets, net	$8,284.4	$8,425.2

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2016	401.2	551.5	662.1	1,614.8
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2016	282.4	475.6	659.0	1,417.0

Changes during the year ended June 30, 2017
Acquisitions	—	1,390.0	663.8	2,053.8
Measurement period adjustments	—	(255.0)	(60.0)	(315.0)
Foreign currency translation	8.6	9.9	12.6	31.1

Gross balance at June 30, 2017	$409.8	$1,696.4	$1,278.5	$3,384.7
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2017	291.0	1,620.5	1,275.4	3,186.9

Changes during the year ended June 30, 2018
Measurement period adjustments (a)	—	—	(14.8)	(14.8)
Foreign currency translation	4.8	6.7	2.6	14.1

Gross balance at June 30, 2018	414.6	1,703.1	1,266.3	3,384.0
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2018	$295.8	$1,627.2	$1,263.2	$3,186.2

(a) Includes measurement period adjustments in connection with the ghd acquisition (Refer to Note 3—Business Combinations).
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2017
License agreements	$3,148.4	$(653.3)	$—	$2,495.1
Customer relationships	1,937.3	(375.0)	(5.5)	1,556.8
Trademarks	1,001.1	(141.0)	—	860.1
Product formulations and technology	389.3	(63.0)	—	326.3
Total	$6,476.1	$(1,232.3)	$(5.5)	$5,238.3
June 30, 2018
License agreements (a)(b)	$3,362.7	$(792.9)	$—	$2,569.8
Customer relationships (a)(b)	1,960.5	(508.7)	(5.5)	1,446.3
Trademarks	1,002.1	(185.5)	(0.4)	816.2
Product formulations and technology (a)	361.2	(95.3)	—	265.9
Total	$6,686.5	$(1,582.4)	$(5.9)	$5,098.2

(a) Includes measurement period adjustments in connection with the P&G Beauty Business and ghd acquisitions during fiscal 2018.
(b) Includes License agreements and Customer relationships of $171.1 and $6.7, respectively resulting from the Burberry Beauty Business acquisition during the fiscal year ended June 30, 2018 (see Note 3—Business Combinations).
During fiscal 2018, the Company sold assets related to the Playboy and Cerruti brands (including related licenses of $26.2 and goodwill of $12.3) for proceeds of $33.0, resulting in a noncash loss of $28.6. During fiscal 2017, the Company sold assets related to the J.Lo brand for a total disposal price of $10.5. The Company allocated $2.4 of goodwill to the brand as part of the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

sale. During fiscal 2016, the Company sold assets relating to the Cutex brand for a total disposal price of $29.2. The Company allocated $4.2 of goodwill to the brand as part of the sale. The Company recorded losses (gains) of $28.6, $(3.1) and $(24.8), which are reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
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
Amortization expense totaled $352.8, $275.1 and $79.5 for the June 30, 2018, 2017 and 2016, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	24.6 years
Customer relationships	15.9 years
Trademarks	22.0 years
Product formulations and technology	10.5 years
As of June 30, 2018, the remaining weighted-average life of all intangible assets subject to amortization is 21.0 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2019	$353.9
2020	349.1
2021	344.8
2022	326.5
2023	304.4
License Agreements
The Company records assets for license agreements (“licenses”) acquired in transactions accounted for as business combinations. These licenses provide the Company with the exclusive right to manufacture and market on a worldwide and/or regional basis, certain of the Company’s products which comprise a significant portion of the Company’s revenues. These licenses have initial terms covering various periods. Certain brand licenses provide for automatic extensions ranging from 2 to 10 year terms, at the Company’s discretion.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2018 and 2017 are presented below:

	June 30, 2018	June 30, 2017
Advertising, marketing and licensing	$435.5	$445.1
Compensation and other compensation related benefits	333.1	328.2
Customer returns, discounts, allowances and bonuses	328.2	307.3
Restructuring costs	263.8	301.0
VAT, sales and other non-income taxes	134.5	97.7
Mandatorily redeemable financial instrument liability (See Note 19)	46.6	8.1
Auditing, consulting, legal and litigation accruals	34.1	32.6
Interest	31.5	17.8
Deferred income	25.5	15.8
Tax indemnity liability	21.1	38.0
Unfavorable contract liability	11.3	11.0
Acquisition-related costs	1.3	23.5
Other	177.9	170.3
Total accrued expenses and other current liabilities	$1,844.4	$1,796.4
12. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of June 30, 2018 and 2017 are presented below:

	June 30, 2018	June 30, 2017
Noncurrent income tax liabilities	$137.7	$154.2
Unfavorable contract liabilities	104.1	113.2
Deferred rent	54.2	49.0
Restructuring costs	31.1	82.3
Burberry contingent consideration	8.3	—
Mandatorily redeemable financial instrument liability (See Note 19)	6.7	46.4
Other	46.4	28.3
Total other noncurrent liabilities	$388.5	$473.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

13. DEBT

	June 30, 2018	June 30, 2017
Short-term debt	$9.2	$3.7
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	368.1	—
2018 Coty Term A Facility due April 2023	3,371.5	—
2018 Coty Term B Facility due April 2025	2,390.5	—
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	—
2023 Euro Notes due April 2023	640.9	—
2026 Euro Notes due April 2026	291.4	—
Galleria Credit Agreement
Galleria Revolving Credit Facility due September 2021	—	—
Galleria Term Loan A Facility due September 2021	—	944.3
Galleria Term Loan B Facility due September 2023	—	1,000.0
2015 Coty Credit Agreement
Coty Revolving Credit Facility due October 2020	—	810.0
Coty Term Loan A Facility due October 2020	—	1,792.8
Coty Term Loan A Facility due October 2021	—	950.6
Coty Term Loan B Facility due October 2022	—	1,712.5
Other long-term debt and capital lease obligations	1.6	1.7
Total debt	7,623.2	7,215.6
Less: Short-term debt and current portion of long-term debt	(218.9)	(209.1)
Total Long-term debt	7,404.3	7,006.5
Less: Unamortized debt issuance costs (a) (b)	(86.2)	(67.6)
Less: Discount on Long-term debt	(12.7)	(10.6)
Total Long-term debt, net	$7,305.4	$6,928.3

(a) Balances as of June 30, 2018 consist of unamortized debt issuance costs of $31.4 for the 2018 Coty Revolving Credit Facility, $29.2 for the 2018 Coty Term A Facility, $10.9 for the 2018 Coty Term B Facility, $8.3 for the 2026 Dollar and Euro Notes and $6.4 for the 2023 Euro Notes.
(b) Balances as of June 30, 2017 consist of unamortized debt issuance costs of  $17.5 for the Coty Revolving Credit Facility, $33.2 for the Coty Term Loan A Facility, $11.3 for the Coty Term Loan B Facility, $2.7 for the Galleria Term Loan A Facility and  $3.0 for the Galleria Term Loan B Facility. Unamortized debt issuance costs of $4.2 for the Galleria Revolving Credit Facility were classified as Other noncurrent assets as of June 30, 2017.
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $129.2 and $132.4, of which $4.7 and $3.2 were outstanding at June 30, 2018 and 2017, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.2% to 10.7% and from 0.4% to 11.2% as of June 30, 2018 and 2017, respectively. The weighted-average interest rate on short-term debt outstanding was 2.2% and 3.0% as of June 30, 2018 and 2017, respectively. In addition, the Company had undrawn letters of credit of $5.4 and $5.5 as of June 30, 2018 and 2017, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2018:

Facility	Maturity Date	Borrowing Capacity (in millions)	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2018	Debt Discount	Repayment Schedule
2018 Coty Revolving Credit Facility	April 2023	$3,250.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
2018 Coty Term A Facility - USD Portion	April 2023	$1,000.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term A Facility - EUR Portion	April 2023	€2,035.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d)	1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term B Facility - USD Portion	April 2025	$1,400.0	LIBOR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion	April 2025	€850.0	LIBOR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2023 Euro Notes	April 2023	€550.0	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date

(a) As defined below.
(b) N/A - Not Applicable.
(c) As defined per the 2018 Coty Credit Agreement.
(d) The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e) The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(c). As of June 30, 2018, the applicable rate on the unused commitment fee was 0.30%.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company’s long-term debt facilities consisted of the following as of June 30, 2017:

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
(d) Additionally the Company paid to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s total net leverage ratio(c). As of June 30, 2017, the applicable rate on the unused commitment fee was 0.50%.
(e) Included €665.0 million of the Euro portion of Coty Term Loan B Facility originated on October 27, 2015, and the €325.0 million from the Incremental Term Loans, as defined below, originated on April 8, 2016. Repayments on the €665.0 million portion were payable quarterly beginning on June 30, 2016 at 0.25% of the original principal amount. Repayments on the €325.0 million Incremental Term Loan B were payable quarterly beginning on September 30, 2016 at 0.25% of the original principal amount.
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
(d) Additionally the Company paid to the Coty Revolving Credit Facility and Galleria Revolving Facility lenders an unused commitment fee calculated at a rate ranging from 0.25% to 0.50% per annum, based on the Company’s total net leverage ratio(c). As of June 30, 2016, the applicable rate on the unused commitment fee was 0.50%.
(e) Included €665.0 million of the Euro portion of Term Loan B originated on October 27, 2015, and the €325.0 million from the Incremental Term Loans, as defined below, originated on April 8, 2016. Repayments on the €325.0 million Incremental Term Loan B were payable quarterly beginning on September 30, 2016 at 0.25% of the original principal amount.
(f) The selection of the applicable interest rate for the period is at the discretion of the Company.
Offering of Senior Unsecured Notes
On April 5, 2018 the Company issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 million of 4.00% senior unsecured notes due 2023 (the “2023 Euro Notes”) and €250.0 million of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities Act. The net proceeds of this offering, together with borrowings under the Company’s 2018 Credit Agreement were used to repay in full and refinance the indebtedness outstanding under the 2015 Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith.
The Senior Unsecured Notes are senior unsecured debt obligations of the Company and will be pari passu in right of payment with all of the Company’s existing and future senior indebtedness (including the 2018 Coty Credit Facilities described below). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors (as later defined under “2018 Coty Credit Agreement”). The Senior Unsecured Notes are senior unsecured obligations of the Company and are effectively junior to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
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
The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of all or substantially all of the Company’s assets and certain merger or consolidation transactions. The Notes also provide for customary events of default.
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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the “2018 Coty Credit Agreement”), which amended and restated the previously existing 2015 Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
The 2018 Coty Credit Agreement provides that with respect to the 2018 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700.0 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The net proceeds of the Senior Unsecured Notes and the 2018 Coty Credit Facilities were used to repay in full and refinance the indebtedness outstanding under the 2015 Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
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
2015 Coty Credit Agreement
On October 27, 2015, the Company entered into a Credit Agreement (the “2015 Coty Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent. The 2015 Coty Credit Agreement provided for senior secured credit facilities comprised of (i) a revolving credit facility in an aggregate principal amount up to $1,500.0 (the “Coty Revolving Credit Facility”), which included up to $80.0 in swingline loans available for short term borrowings, (ii) a $1,750.0 term loan A facility (“Coty Term Loan A Facility”) and (iii) a term loan B facility comprising of a $500.0 tranche and a €665.0 million tranche (“Coty Term Loan B Facility”). The Coty Term Loan B Facility was issued at a 0.50% discount. The proceeds of the Coty Credit Agreement were primarily used to refinance the Company’s previously existing debt, which included the 2015 Credit Agreement due March 2018 and facilities under the Coty Inc. Credit Facility (together, the “Prior Coty Inc. Credit Facilities”).
On April 8, 2016, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (the “Incremental Credit Agreement”) to the Coty Credit Agreement. The Incremental Credit Agreement provided for an additional €140.0 million in commitments under the Coty Term Loan A Facility and an additional €325.0 million in commitments under the Coty Term Loan B Facility of the Coty Credit Agreement (the “Incremental Term Loans”). The proceeds of the Incremental Term Loans were used to partially repay outstanding balances under the Revolving Credit Facility. The terms of the €140.0 million and €325.0 million portions of the Incremental Term Loans were substantially the same as the respective existing Coty Term Loan A Facility and Euro denominated portion of the Coty Term Loan B Facility.
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
The loans made under the Incremental Term A Facility had terms that were substantially identical to the existing Coty Term Loan A Facility except that the loans would have matured on the date that is five years after October 28, 2016. The loans under the Incremental Term B Facility and the Refinancing Facilities had substantially identical terms as the term B loans existing under the 2015 Coty Credit Agreement prior to effectiveness of the Incremental and Refinancing Agreement, except that, among other things: (i) the interest rate with respect to the USD denominated tranche of the Refinancing Facilities and the Incremental Term B Facility would have been, at the Company’s option, either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.50% or an alternate base rate (“ABR”) equal to the highest of (1) JPMorgan Chase Bank N.A.’s prime rate, (2) the federal funds rate plus 0.50% and (3) one-month LIBOR plus 1.00%, in each case plus an applicable margin of 1.50% and (ii) the LIBOR floor with respect to the LIBOR loans under the Incremental Term B Facility and the Refinancing Facilities is 0.00%.
The Company recognized $13.0 of deferred debt issuance costs in connection with the Incremental and Refinancing Agreement.
The 2015 Coty Credit Agreement was guaranteed by Coty Inc.’s wholly-owned domestic subsidiaries and secured by a first priority lien on substantially all of Coty Inc. and its wholly-owned domestic subsidiaries’ assets, in each case subject to certain carve outs and exceptions.
Galleria Credit Agreement
On October 1, 2016, at the closing of the P&G Beauty Business acquisition, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”), which was initially entered into by Galleria on January 26, 2016. The Galleria Credit Agreement provided for the senior secured credit facilities comprised of (i) a $2,000.0 five year term loan A facility (“Galleria Term Loan A Facility”), (ii) a $1,000.0 seven year term loan B facility (“Galleria Term Loan B Facility”) and (iii) a $1,500.0 five year revolving credit facility (“Galleria Revolving Facility”). The Galleria Term Loan B Facility was issued at a 0.5% discount. In connection with the closing of the P&G Beauty Business acquisition, the Company assumed $1,941.8 of aggregate debt outstanding consisting of $944.3 Galleria Term Loan A Facility, $995.0 Galleria Term Loan B Facility, net of a discount and $0.0 outstanding under the Galleria Revolving Facility, as well as $2.5 in assumed fees payable. At the closing of the P&G Beauty Business acquisition, the remaining unused loan commitments for the Galleria Term Loan A Facility expired.
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
Deferred Issuance Costs
For the fiscal years ended June 30, 2018, 2017 and 2016, the Company capitalized deferred financing fees of $37.8, $24.4, and $59.0, respectively. As of June 30, 2018 and 2017, the Company had deferred financing fees of $0.0 and $4.2 recorded in Other noncurrent assets on the Company’s Consolidated Balance Sheets. In connection with the refinancing of the 2015 Coty Credit Agreement and Galleria Credit Agreement, the Company incurred $24.1 in third-party debt issuance costs during the year ended June 30, 2018. These costs were recorded as Other expense, net in the Consolidated Statement of Operations.
Loss on Early Extinguishment on Debt
During the fiscal years ended June 30, 2018, 2017 and 2016, the Company wrote-off $8.7, $0.0 and $3.1 of unamortized deferred financing fees. Also during the fiscal years ended June 30, 2018, 2017 and 2016, the Company wrote-off $2.0, $0.0 and $0.0 of unamortized original issue debt discounts. The write-offs of these unamortized deferred financing fees and unamortized original issue debt discounts are included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:

•	LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	June 30, 2018		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,130.1	$6,070.8	$—	$—
Senior Unsecured Notes	1,482.3	1,449.9	—	—
Galleria Credit Agreement	—	—	1,944.3	1,944.0
2015 Coty Credit Agreement	—	—	5,265.9	5,275.4
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company used the market approach to value the 2015 Coty Credit Agreement and the Galleria Credit Agreement. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2018, are presented below:

Fiscal Year Ending June 30,
2019	$192.5
2020	192.5
2021	192.5
2022	192.5
2023	3,730.1
Thereafter	3,112.3
Total	$7,612.4
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

Quarterly Test Period Ending	Total Net Leverage Ratio(a)
June 30, 2018	5.50 to 1.00
September 30, 2018 through December 31, 2018	5.50 to 1.00
March 31, 2019 through June 30, 2019	5.25 to 1.00
September 30, 2019 through December 31, 2019	5.00 to 1.00
March 31, 2020 through June 30, 2020	4.75 to 1.00
September 30, 2020 through December 31, 2020	4.50 to 1.00
March 31, 2021 through June 30, 2021	4.25 to 1.00
September 30, 2021 through June 30, 2023	4.00 to 1.00

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
14. LEASE COMMITMENTS
The Company has various buildings and equipment under leasing arrangements. The leases generally provide for payment of additional rent based upon increases in items such as real estate taxes and insurance. Certain lease agreements have renewal options for periods typically ranging between one and ten years. Certain lease agreements have escalation clauses for rent,

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

which have been straight-lined over the life of the respective lease agreements. The minimum rental lease commitments for non-cancellable operating leases as of June 30, 2018 are presented below:

Fiscal Year Ending June 30,
2019	$128.9
2020	112.1
2021	97.0
2022	80.4
2023	71.8
Thereafter	339.3
829.5
Less: sublease income	(23.9)
Total minimum payments required	$805.6
The Company incurred rent expense of $208.2, $166.1 and $82.5 relating to operating leases in fiscal 2018, 2017 and 2016, respectively. The Company collected payments from sub-lessors relating to facilities no longer in use by the Company of $6.2, $6.0 and $5.4 for fiscal 2018, 2017 and 2016, respectively. Included in rent expense are estimated net future minimum lease payments (recoveries) and related costs for facilities no longer used in operations of $8.6, $9.2 and nil for fiscal 2018, 2017 and 2016, respectively.
15. INCOME TAXES
(Loss) income before income taxes in fiscal 2018, 2017 and 2016 is presented below:

	Year Ended June 30,
	2018	2017	2016
United States	$(324.2)	$(524.8)	$(153.6)
Foreign	171.7	(133.2)	292.4
Total	$(152.5)	$(658.0)	$138.8
The components of the Company’s total (benefit) provision for income taxes during fiscal 2018, 2017 and 2016 are presented below:

	Year Ended June 30,
	2018	2017	2016
(Benefit) provision for income taxes:
Current:
Federal	$0.2	$0.4	$(30.0)
State and local	9.8	1.1	(2.7)
Foreign	67.0	129.0	131.5
Total	77.0	130.5	98.8
Deferred:
Federal	25.2	(256.9)	(91.7)
State and local	(0.7)	(24.2)	(9.9)
Foreign	(126.2)	(108.9)	(37.6)
Total	(101.7)	(390.0)	(139.2)
Benefit for income taxes	$(24.7)	$(259.5)	$(40.4)
During fiscal 2018, the Company incurred an expense of $41.0 as a result of the Tax Act.
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
During fiscal 2015, the Company transferred certain international intellectual property rights to its wholly-owned subsidiary in Switzerland in order to align the Company’s ownership of these international intellectual property rights with its global operations.  Although the transfer of foreign intellectual property rights between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the U.S. that was offset by net operating loss carryforwards.  Income taxes incurred related to the intercompany transactions are treated as a prepaid income tax in the Company’s consolidated balance sheet and amortized to income tax expense over the life of the intellectual property. For the fiscal years ending June 30, 2018 and 2017, the prepaid income taxes of $7.6 and $7.6, respectively, are included in Prepaid expenses and other current assets and $120.6 and $128.2, respectively, are included in Other noncurrent assets in the Consolidated Balance Sheets. The prepaid income taxes are amortized as a component of income tax expense over twenty years.
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2018, 2017 and 2016 is presented below:

	Year Ended June 30,
	2018	2017	2016
Income (loss) before income taxes	$(152.5)	$(658.0)	$138.8
(Benefit) provision for income taxes at statutory rate	$(42.8)	$(230.3)	$48.5
State and local taxes—net of federal benefit	9.9	(15.0)	(8.3)
Foreign tax differentials	(21.9)	53.3	(50.8)
Change in valuation allowances	8.6	(108.2)	(7.6)
Change in unrecognized tax benefit	(24.8)	25.6	45.8
U.S. audit settlement, net	—	—	(83.2)
Tax Act	41.0	—	—
Permanent differences—net	(8.5)	1.2	4.7
Amortization on intercompany sale	5.4	5.7	5.7
Other	8.4	8.2	4.8
(Benefit) provision for income taxes	$(24.7)	$(259.5)	$(40.4)
Effective income tax rate	16.2%	39.4%	(29.1)%
Significant components of deferred income tax assets and liabilities as of June 30, 2018 and 2017 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2018	June 30, 2017
Deferred income tax assets:
Inventories	$9.0	$11.7
Accruals and allowances	84.2	108.8
Sales returns	13.1	14.8
Share-based compensation	13.4	14.2
Employee benefits	115.7	141.2
Net operating loss carry forwards and tax credits	285.1	436.9
Other	48.3	40.7
Less: valuation allowances	(104.6)	(60.3)
Net deferred income tax assets	464.2	708.0
Deferred income tax liabilities:
Intangible assets	1,115.7	1,420.9
Property, plant and equipment	18.9	44.1
Unrealized gain	5.4	44.0
Licensing rights	21.5	30.4
Other	37.8	20.9
Deferred income tax liabilities	1,199.3	1,560.3
Net deferred income tax liabilities	$(735.1)	$(852.3)
The expirations of tax loss carry forwards, amounting to $1,134.1 as of June 30, 2018, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2019	$—	$—	$15.2	$15.2
2020	—	—	75.3	75.3
2021	—	0.8	12.4	13.2
2022	—	1.9	21.4	23.3
2023 and thereafter	1.7	828.9	176.5	1,007.1
Total	$1.7	$831.6	$300.8	$1,134.1
The total valuation allowances recorded are $104.6 and $60.3 as of June 30, 2018 and 2017, respectively. In fiscal 2018, the change in the valuation allowance was due primarily to valuation allowances recorded on net operating losses and foreign tax credits that are not expected to be utilized.
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2018	2017	2016
UTBs—July 1	$257.9	$228.9	$342.6
Additions based on tax positions related to the current year	44.1	43.6	60.4
Additions for tax positions of prior years	97.4	0.4	—
Reductions for tax positions of prior years	(39.9)	—	(70.5)
Settlements	(42.3)	(1.5)	(72.7)
Lapses in statutes of limitations	(11.0)	(13.2)	(37.9)
Foreign currency translation	(2.6)	(0.3)	7.0
UTBs—June 30	$303.6	$257.9	$228.9

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

As of June 30, 2018, the Company had $303.6 of UTBs of which $124.7 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2018 and 2017, the liability associated with UTBs, including accrued interest and penalties, is $135.4 and $154.6, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2018, the Company accrued interest of $0.8, while in fiscal 2017 and 2016 the Company accrued and released interest of $1.4 and $1.2, respectively. During fiscal 2018, the Company accrued penalty of $0.4, while in fiscal 2017 and 2016 the Company accrued and released penalty of $0.1 and $0.1, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2018 and 2017 is $13.1 and $11.7, respectively.
The Company is present in approximately 55 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2018 and 2017, the Company recognized a tax benefit of $53.3 and $12.3 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2018, it is reasonably possible that a decrease of up to $9.0 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,500.0, the Company is permanently reinvested.
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
In connection with the Company’s initial analysis of the impact of the Tax Act, the Company estimates the overall impact to be approximately $41.0 from a financial statement perspective and neutral from a cash perspective for fiscal 2018. The Company expects to fully offset the cash impact of the one-time deemed repatriation tax with tax attributes (e.g., net operating loss carryforwards, net operating losses generated in fiscal 2018, foreign tax credits, etc.). The expense in the financial statements as a result of utilizing these tax attributes of approximately $311.0 is expected to be largely offset by the tax benefit estimated on the revaluation of its deferred taxes of approximately $270.0. For various reasons that are discussed more fully below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. Where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, provisional adjustments were recorded. These provisional estimates may be affected by other elements related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, confirming the amount of fiscal 2018 foreign earnings that will be subject to the one-time deemed repatriation tax, the division of foreign earnings subject to the repatriation tax between cash and non-liquid assets, and validating the amount of tax attributes the Company expects to utilize against the repatriation tax.

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
16. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2018, 2017 and 2016 is presented below:

	Year Ended June 30,
	2018	2017	2016
Interest expense	$287.1	$219.6	$112.9
Foreign exchange (gain) losses, net of derivative contracts (a)	(8.5)	3.4	(26.9)
Interest income	(13.6)	(4.4)	(4.1)
Total interest expense, net	$265.0	$218.6	$81.9

(a) In the years ended June 30, 2018 and 2016, the Company recorded gains of $1.4 and $11.1, respectively, related to short-term forward contracts to exchange euros for U.S. dollars to facilitate the repayment of U.S. dollar denominated debt. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $1.4 and $11.1 included within total Interest expense, net for the fiscal years end June 30, 2018 and 2016, respectively in the Company’s Consolidated Statements of Operations.

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
During fiscal 2018, 2017 and 2016, the defined contribution expense for the U.S. defined contribution plan was $22.0, $20.6 and $12.7, respectively, and the defined contribution expense for the international savings plans was $18.3, $13.3 and $5.7, respectively.
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
Settlements and Curtailments for Pension Plans
The Company settled obligations to U.S. Del Laboratories, Inc. pension plan (the “Del Plan”) participants during the first and second quarters of fiscal year 2017 resulting in the recognition of pre-tax settlement losses of $15.9, included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2017. As of December 31, 2016, the Del Plan had been fully terminated as a result of these actions.
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
As part of Global Integration Activities initiated during fiscal 2017, we concluded that our restructuring actions resulted in a significant reduction of future services of active employees primarily in our non-U.S. pension plans. As a result, we recognized net settlement and curtailment gains of $0.4 and $0.4, respectively, in restructuring costs during fiscal 2017.
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
Settlements and Curtailments for OPEB Plans
The Company amended one of our non-U.S. postretirement healthcare plans during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan. The amendment triggered a curtailment gain of $10.4, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended June 30, 2018.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2018	2017	2018	2017	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation—July 1	$18.8	$82.1	$708.8	$203.6	$63.8	$47.7	$791.4	$333.4
Service cost	—	—	38.8	34.8	1.4	1.9	40.2	36.7
Interest cost	0.7	1.6	12.6	6.6	2.0	1.8	15.3	10.0
Plan participants’ contributions	—	—	7.1	15.0	0.2	0.2	7.3	15.2
Benefits paid	(1.3)	(2.5)	(29.6)	(9.6)	(1.6)	(2.0)	(32.5)	(14.1)
Premiums paid	—	—	(2.7)	(2.9)	—	—	(2.7)	(2.9)
Pension curtailment	—	—	0.3	(2.2)	(10.4)	—	(10.1)	(2.2)
Pension settlements	—	(60.2)	(1.0)	(23.0)	—	—	(1.0)	(83.2)
Actuarial (gain) loss	(0.7)	(2.2)	(6.3)	(80.9)	(2.5)	(1.4)	(9.5)	(84.5)
Acquired obligations(a)	—	—	—	557.4	—	15.4	—	572.8
Effect of exchange rates	—	—	4.6	10.1	0.3	0.1	4.9	10.2
Other	—	—	—	(0.1)	—	0.1	—	—
Benefit obligation—June 30	$17.5	$18.8	$732.6	$708.8	$53.2	$63.8	$803.3	$791.4

Change in plan assets
Fair value of plan assets—July 1	$—	$53.2	$234.2	$42.4	$0.4	$—	$234.6	$95.6
Actual return on plan assets	—	(0.8)	18.8	10.6	—	—	18.8	9.8
Employer contributions	1.3	10.1	37.1	29.8	1.4	1.8	39.8	41.7
Plan participants’ contributions	—	—	7.1	15.0	0.2	0.2	7.3	15.2
Benefits paid	(1.3)	(2.5)	(29.2)	(9.6)	(1.6)	(2.0)	(32.1)	(14.1)
Premiums paid	—	—	(2.7)	(2.9)	—	—	(2.7)	(2.9)
Plan settlements	—	(60.2)	(1.0)	(23.0)	—	—	(1.0)	(83.2)
Acquired plan assets(a)	—	—	—	168.3	—	0.4	—	168.7
Effect of exchange rates	—	—	(2.5)	3.6	—	—	(2.5)	3.6
Other	—	0.2	—	—	—	—	—	0.2
Fair value of plan assets—June 30	—	—	261.8	234.2	0.4	0.4	262.2	234.6
Funded status—June 30	$(17.5)	$(18.8)	$(470.8)	$(474.6)	$(52.8)	$(63.4)	$(541.1)	$(556.8)

(a) As a result of the acquisition of the P&G Beauty Business, the Company acquired certain international pension plans during Fiscal 2017. See Note 3—Business Combinations for additional information.
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2018 and 2017, are presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2018	2017	2018	2017	2018	2017	2018	2017
Noncurrent assets	$—	$—	$1.1	$0.5	$—	$—	$1.1	$0.5
Current liabilities	(1.3)	(1.3)	(5.5)	(4.9)	(2.1)	(1.9)	(8.9)	(8.1)
Noncurrent liabilities	(16.2)	(17.5)	(466.4)	(470.2)	(50.7)	(61.5)	(533.3)	(549.2)
Funded status	(17.5)	(18.8)	(470.8)	(474.6)	(52.8)	(63.4)	(541.1)	(556.8)
AOC(L)/I	1.7	2.5	44.7	25.1	20.1	23.9	66.5	51.5
Net amount recognized	$(15.8)	$(16.3)	$(426.1)	$(449.5)	$(32.7)	$(39.5)	$(474.6)	$(505.3)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $17.5 and $18.8 as of June 30, 2018 and 2017, respectively. The accumulated benefit obligation for international defined benefit pension plans was $669.1 and $640.6 as of June 30, 2018 and 2017, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2018	2017	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$17.5	$18.8	$713.9	$695.0	$17.5	$18.8	$725.0	$705.6
Accumulated benefit obligation	17.5	18.8	657.8	631.6	17.5	18.8	669.1	640.6
Fair value of plan assets	—	—	247.0	223.9	—	—	254.2	230.4
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$38.8	$34.8	$6.5	$1.4	$1.9	$1.1	$40.2	$36.7	$7.6
Interest cost	0.7	1.6	3.4	12.6	6.6	3.6	2.0	1.8	1.9	15.3	10.0	8.9
Expected return on plan assets	—	(0.9)	(2.6)	(7.5)	(6.3)	(1.1)	—	—	—	(7.5)	(7.2)	(3.7)
Amortization of prior service (credit) cost	—	—	—	0.2	0.2	0.2	(5.9)	(5.9)	(5.9)	(5.7)	(5.7)	(5.7)
Amortization of net loss (gain)	(0.7)	2.3	1.2	1.2	4.2	2.6	(0.1)	0.1	—	0.4	6.6	3.8
Settlements loss (gain) recognized	—	15.9	—	—	(0.5)	0.1	—	—	—	—	15.4	0.1
Curtailment (gain) loss recognized	—	—	—	0.1	(2.2)	—	(10.4)	—	(1.8)	(10.3)	(2.2)	(1.8)
Net periodic benefit cost	$—	$18.9	$2.0	$45.4	$36.8	$11.9	$(13.0)	$(2.1)	$(4.7)	$32.4	$53.6	$9.2
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net actuarial (loss) gain	$1.7	$2.5	$46.7	$27.4	$3.8	$1.7	$52.2	$31.6
Prior service (cost) credit	—	—	(2.0)	(2.3)	16.3	22.2	14.3	19.9
Total recognized in AOC(L)/I	$1.7	$2.5	$44.7	$25.1	$20.1	$23.9	$66.5	$51.5
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Net actuarial (loss) gain	$0.7	$0.4	$17.8	$85.2	$2.3	$1.4	$20.8	$87.0
Amortization of prior service cost (credit)	—	—	0.2	0.2	(5.9)	(5.9)	(5.7)	(5.7)
Recognized net actuarial loss (gain)	(0.6)	17.6	1.2	3.7	(0.1)	0.1	0.5	21.4
Effect of exchange rates	—	—	0.3	2.7	0.1	0.3	0.4	3.0
Total recognized in OCI/(L)	$0.1	$18.0	$19.5	$91.8	$(3.6)	$(4.1)	$16.0	$105.7
Amounts in AOCI/(L) expected to be amortized as components of net periodic benefit cost during fiscal 2019 are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
	U.S.	International
Prior service (cost) credit	$—	$(0.2)	$5.9	$5.7
Net gain (loss)	0.7	(0.4)	0.1	0.4
Total	$0.7	$(0.6)	$6.0	$6.1
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2018	2017	2018	2017	2018	2017
Discount rates	4.0%	3.6%	0.6%-8.0%	0.4%-7.5%	2.3%-4.2%	1.9%-7.6%
Future compensation growth rates	N/A	N/A	1.5%-5.8%	0%-6.0%	N/A	N/A
The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2018, 2017 and 2016 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rates	3.6%	3.3%-3.8%	4.1%-4.5%	0.4%-7.5%	0.2%-7.8%	1.0%-2.7%	1.9%-7.6%	1.4%-8.0%	4.1%-4.6%
Future compensation growth rates	N/A	N/A	N/A	1.5%-6.0%	1.5%-5.8%	1.5%-2.5%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	5.1%	1.8%-8.2%	1.6%-6.0%	2.3%-4.3%	N/A	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2018	2017	2016
Health care cost trend rate assumed for next year	7.4%-8.5%	7.2%-7.4%	7.2%-7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2026	2025	2024 - 2025
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$6.1	$(5.3)
Effect on post-employment benefit obligation	0.4	(0.4)
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
The target asset allocations for the Company’s pension plans as of June 30, 2018 and 2017, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2018	2017
Equity securities	40%	41%	41%
Fixed income securities	50%	42%	39%
Cash and other investments	10%	17%	20%

Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2018 and 2017 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Level 1		Level 2		Level 3		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Equity securities	$63.0	$53.4	$—	$—	$—	$—	$63.0	$53.4
Fixed income securities:
Corporate securities	54.6	50.5	—	—	—	—	54.6	50.5
Other:
Cash and cash equivalents	0.9	0.5	—	—	—	—	0.9	0.5
Insurance contracts and other	—	—	—	—	143.7	130.2	143.7	130.2
Total pension plan assets	$118.5	$104.4	$—	$—	$143.7	$130.2	$262.2	$234.6
The following is a description of the valuation methodologies used for plan assets measured at fair value:
Equity securities-The fair values reflect the closing price reported on a major market where the individual securities are traded. These investments are classified within Level 1 of the valuation hierarchy.
Corporate securities-The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 1 of the valuation hierarchy.
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
The Company also sponsors qualified defined benefit pension plans for certain eligible German employees. The Company’s German pension plans are partially funded with plan assets held in a Contractual Trust Arrangement, under which Company assets have been irrevocably transferred to a registered association for the exclusive purpose of securing and funding pension obligations in Germany.  The association invests primarily in publicly tradable equity and fixed income securities, using a funding strategy that is reviewed on a regular basis.
Plan assets are also held in the Company’s other non-U.S. defined benefit pension plans.  The other non-U.S. defined benefit pension plans provide benefits primarily based on earnings and years of service and are funded in compliance with local laws and practices. The plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term at an acceptable level of risk.
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2018 and 2017 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2018	June 30, 2017
Insurance contracts:
Fair value—July 1	$130.2	$42.4
Plan assets from acquisitions	—	75.7
Return on plan assets	14.0	4.7
Purchases, sales and settlements, net	3.9	5.3
Effect of exchange rates	(4.4)	2.1
Fair value—June 30	$143.7	$130.2
Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $36.8 and $2.1 to its international pension and other post-employment benefit plans, respectively, during fiscal 2019.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2019	$1.3	$40.5	$2.1	$43.9
2020	1.3	26.6	2.5	30.4
2021	1.3	26.5	2.9	30.7
2022	1.3	29.1	3.1	33.5
2023	1.2	28.0	3.3	32.5
2024 - 2027	5.9	167.2	17.5	190.6

18. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied which the Company anticipates realizing in the Consolidated Statements of Operations through fiscal 2019.
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
As of June 30, 2018 and 2017, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.
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
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. For fiscal 2018, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
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
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. Foreign currency denominated borrowings designated as net investment hedges had nominal exposures of €3,204.1 million and €656.7 million as of June 30, 2018 and 2017, respectively.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the foreign currency denominated loans payable. The critical terms (underlying notional and currency) of the loans payable match the portion of the net investments designated as being hedged. The net investment hedges were equal to the designated portions of the international subsidiaries’ investment balances as of June 30, 2018. As such, the net investment hedges were considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $115.0 and $(23.7) as of June 30, 2018 and 2017, respectively.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2018	2017	2016
Foreign exchange forward contracts	$(0.3)	$(0.8)	$6.0
Interest rate swap contracts	27.0	40.8	(36.6)
Net investment hedges	138.7	(21.2)	(2.5)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $31.7 and $12.6 as of June 30, 2018 and 2017, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $13.0.
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Fiscal Year Ended June 30,
	2018	2017	2016
Foreign exchange forward contract:
Net revenues	$(0.8)	$2.4	$5.5
Cost of sales	(0.7)	(2.2)	0.7
Interest rate swap contracts:
Interest income (expense), net	6.9	(9.3)	(7.7)
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Fiscal Year Ended June 30,
	2018	2017	2016
Selling, general and administrative	$(0.8)	$(0.1)	$1.8
Interest income (expense), net	17.5	(6.5)	(11.3)
Other income (expense), net (a)	0.2	(1.1)	(29.3)

(a)	During fiscal 2016, the Company recognized $29.6 of realized losses on foreign currency forward contracts related to an advanced payment for the Hypermarcas Brands.
19. MANDATORILY REDEEMABLE FINANCIAL INTEREST
United Arab Emirates subsidiary
The Company is required under a shareholders agreement to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement. As of June 30, 2018 and 2017, the liability amounted to $8.2 and $5.2, respectively, of which $6.7 and $4.7, respectively, was recorded in Other noncurrent liabilities and $1.5 and $0.5, respectively, was recorded in Accrued expenses and other current liabilities.

The assets of the U.A.E. subsidiary are restricted in that they are not available for general business use outside the context of the U.A.E. subsidiary and creditors (or beneficial interest holders) do not have recourse to the Company or to its other assets. The U.A.E. subsidiary has total assets and total liabilities of $33.2 and $20.2 as of June 30, 2018, and $22.8 and $16.5 as of June 30, 2017, respectively.
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
As of June 30, 2018 and 2017, the MRFI liability amounted to $45.1 and $49.3, respectively, of which $0.0 and $41.7, respectively, was recorded in Other noncurrent liabilities and $45.1 and $7.6, respectively, was recorded in Accrued expenses and other current liabilities.
20. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2018, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East and in the consolidated subsidiaries related to the Younique acquisition. See Note 3—Business Combinations.
Younique
On February 1, 2017, after the close of the acquisition, the pre-acquisition Younique membership holders had a 40.0% membership interest in Foundation. On October 15, 2017, shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.7% increase to the noncontrolling interest ownership percentage. During the quarter ended March 31, 2018, additional shares of Foundation were issued and additionally shares were forfeited under the program resulting in a net decrease of 0.1% to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the nine months ended March 31, 2018 was recorded as an increase to RNCI of $7.6, a decrease in APIC of $7.4 and cash proceeds of $0.2.
The Company accounts for the 40.6% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s ability to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.4% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.6% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. On December 22, 2017, the Tax Act was enacted, which included a reduction of the U.S. corporate tax rate. The tax rate change was the primary driver of a $79.2 adjustment to the fair value of the RNCI balance for the quarter ended December 31, 2017. The Company recognized $597.7 and $481.6 as the redeemable noncontrolling interest balances as of June 30, 2018 and 2017, respectively.
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
Subsidiary in the Middle East
As of July 1, 2017, the amended shareholders’ agreement relating to the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) reduced the percentage of the noncontrolling interest holder’s share to 25% in exchange for Coty contributing the brands acquired as part of the P&G Beauty Business acquisition to the subsidiary’s portfolio of brands. This resulted in a dilution of the RNCI that resulted in a decrease of the RNCI and an increase of APIC of $17.0. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $63.6 and $70.2 as the redeemable noncontrolling interest balances as of June 30, 2018 and 2017, respectively.

Middle East
Percentage of redeemable noncontrolling interest	25.0% (a)
Earliest exercise date(s)	December 2028 (b)
Formula of redemption value	3-year average of EBIT (c) * 6

(a) Upon the effective date of the amendment (July 1, 2017), the parties will be entitled to call or put the remaining interest in July 2028. The Put right and Call right will be exercised in respect of the noncontrolling interest holder’s percentage of shares of the Middle East subsidiary at the time of the exercise.
(b) Upon the effective date of the amendment (July 1, 2017), the parties will be entitled to call or put the noncontrolling interest holder’s percentage of shares of the subsidiary in December 2028.
(c) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
21. EQUITY
Common Stock
As of June 30, 2018, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. Prior to September 30, 2016, the Company had Class B Common Stock outstanding. As of June 30, 2018, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 750.7 million.
In the fiscal years ended June 30, 2018, 2017, and 2016, the Company issued 2.9 million, 2.5 million, and 4.7 million shares of its Class A Common Stock, respectively, and received $22.6, $21.3, and $40.9, in cash, respectively, in connection with the exercise of employee stock options and settlement of RSUs and special incentive awards.
On October 1, 2016, the Company issued 409.7 million shares of Class A Common Stock in connection with the closing of the P&G Beauty Business acquisition as described in Note 3—Business Combinations.
On September 30, 2016, JABC converted all of its shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company. The Company issued approximately 262.0 million shares of Class A Common Stock to JABC upon the conversion of JABC’s shares of Class B Common Stock.
Prior to October 1, 2016, the Company was a majority-owned subsidiary of JAB Cosmetics B.V. (“JABC”). Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the fiscal years ended June 30, 2018 and 2017, JABC acquired 14.9 million and 2.6 million shares, respectively, of Class A Common Stock in the open market. The Company did not receive any proceeds from these stock purchases conducted by JABC. As of June 30, 2018, the Company was not a majority-owned subsidiary of JAB.
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
Preferred Stock
As of June 30, 2018, the Company’s preferred stock consisted of Series A Preferred Stock with a par value of $0.01. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law.
On May 18, 2018, the Company reduced the total authorized number of shares of Series A Preferred Stock from 6,506,106 to 6,319,641.
The Series A Preferred Stock are issued to executive officers and directors under subscription agreements. Generally, the subscription agreements entitle the holder of the vested Series A Preferred Stock to exchange the Series A Preferred Stock into either cash or shares of Class A Common Stock, at the election of the Company, at the exchange value. The exchange value generally is equal to the difference between the 10-day trailing average closing price of a share of Class A Common Stock on the date of exchange and a predetermined hurdle price. The Series A Preferred Stock generally vests on the fifth anniversary of issuance, subject to continued employment with the Company and investment by the holder in shares of Class A Common Stock throughout the vesting period. To the extent the Company controls whether such shares will be settled in cash or equity and intends to settle the grant in equity, the grant is treated as an equity grant, otherwise the grant is treated as a liability grant.
The following table summarizes the key terms of each issuance of Series A Preferred Stock:

Issuance Date	Number of Shares Awarded at Grant Date (millions of shares)	Number of Shares Outstanding (millions of shares)	Hurdle Price per Share
April 2015 (a)	6.8	1.1	$27.97
April 2015 (a)	0.6	0.6	$26.87
November 25, 2016 (b)	1.0	1.0	$22.34
February 16, 2017 (b)	0.5	0.3	$22.66
March 27, 2017 (b) (c)	1.0	1.0	$22.39
November 16, 2017 (b)	1.0	1.0	$19.85

(a) If the holder does not exchange the vested Series A Preferred Stock by a specified expiration date, the Company must automatically exchange the Series A Preferred Stock into cash for the pro-rata portion of the grants attributable to services rendered by the holder within the United States. The portion related to service outside the United States, may be settled in cash or shares, at election of the Company.
(b) If the holder does not exchange the vested Series A Preferred Stock by a specified expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at election of the Company.
(c) This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2018. An expense (income) of $(1.7) and $3.8 was recorded during fiscal 2018 and 2017, respectively, and has been included in Selling, general and administrative expense on the Consolidated Statements of Operations.
As of June 30, 2018, total authorized shares of Series A Preferred Stock are 6.3 million and total outstanding shares of Series A Preferred Stock are 5.0 million. Of the 5.0 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021, 0.3 million shares vest on February 16, 2022 and 1.0 million shares vest on November 16, 2022. As of June 30, 2018, the Company classified $2.7 Series A Preferred Stock as equity and $4.3 as a liability, inclusive of the related cash bonuses, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Dividends
Prior to October 2016, the Company declared annual cash dividends in the first quarter of the fiscal year. Beginning after October 2016, the Company began declaring cash dividends on a quarterly basis.
The Transaction Agreement restricted the Company’s ability to declare, make or pay any dividends, other than in the ordinary course and for an amount not to exceed $0.25 per share prior to the closing of the P&G Beauty Business transaction, without P&G consent. In July 2016, P&G provided consent to the Company’s dividend declared on August 1, 2016.
The following dividends were declared during fiscal years 2018, 2017 and 2016:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	$0.9
February 8, 2018	Quarterly	$0.125	February 28, 2018	$94.6	March 15, 2018	$93.8	$0.8
May 9, 2018	Quarterly	$0.125	May 31, 2018	$94.6	June 14, 2018	$93.8	$0.8
Fiscal 2018		$0.500		$378.2		$374.9	$3.3

Fiscal 2017
August 1, 2016	Annual	$0.275	August 11, 2016	$93.4	August 19, 2016	$92.4	$1.0
December 9, 2016	Quarterly	$0.125	December 19, 2016	$94.0	December 28, 2016	$93.4	$0.6
February 9, 2017	Quarterly	$0.125	February 28, 2017	$94.0	March 10, 2017	$93.4	$0.6
May 10, 2017	Quarterly	$0.125	May 31, 2017	$94.0	June 13, 2017	$93.4	$0.6
Fiscal 2017		$0.650		$375.4		$372.6	$2.8

Fiscal 2016
September 11, 2015	Annual	$0.250	October 1, 2015	$90.1	October 15, 2015	$89.0	$1.1

(a) The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheet.

The Company decreased the dividend accrual recorded in a prior period by $0.9 to adjust for the payment of previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2018. Additionally, the Company decreased the dividend accrual recorded in a prior period by $0.6, $0.4 and $0.3 to adjust for accrued dividends on RSUs no longer expected to vest, which was recorded as an increase to APIC in the Consolidated Balance Sheet as of June 30, 2018, 2017 and 2016, respectively.
Total accrued dividends on unvested RSUs and phantom units of $0.8 and $5.2, $1.0 and $3.2 and nil and $1.8 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of June 30, 2018, 2017 and 2016, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2016	$(28.9)	$(2.5)	$(164.0)	$(44.3)	$(239.7)
Other comprehensive income before reclassifications	35.9	(21.2)	143.2	80.5	238.4
Net amounts reclassified from AOCI/(L) (a)	5.6	—	—	0.1	5.7
Net current-period other comprehensive income	41.5	(21.2)	143.2	80.6	244.1
Ending balance at June 30, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive income before reclassifications	19.2	138.7	(23.5)	20.8	155.2
Net amounts reclassified from AOCI/(L) (a)	(4.0)	—	—	(3.3)	(7.3)
Net current-period other comprehensive income	15.2	138.7	(23.5)	17.5	147.9
Adjustment due to the adoption of ASU 2018-02 (Note 2)	3.9	—	—	2.6	6.5
Ending balance at June 30, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8

(a) Amortization of actuarial gains (losses) of $5.2 and $0.4, net of taxes of $1.9 and $0.3, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2018 and 2017, respectively (see Note 17—Employee Benefit Plans).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2018, the Company has $396.8 remaining under the Incremental Repurchase Program. The following table summarizes the share repurchase activities during the years ended June 30, 2018, 2017 and 2016:

Period	Number of shares repurchased (in millions)	Cost of shares repurchased (in millions)	Lowest fair value of shares repurchased per share	Highest fair value of shares repurchased per share
Fiscal Year Ended June 30, 2018	—	$—	$—	$—
Fiscal Year Ended June 30, 2017	1.4	$36.3	$25.35	$27.40
Fiscal Year Ended June 30, 2016	27.4	$767.0	$25.10	$30.35
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
22. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs and other share-based awards, may be granted or shares

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

of Class A Common Stock may be purchased. As of June 30, 2018, approximately 58.6 million shares of the Company's Class A Common Stock were available to be granted pursuant to these Plans.
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
Total share-based compensation expense for fiscal 2018, 2017 and 2016 of $33.4, $29.0 and $35.4, respectively, is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The related tax benefits for share-based compensation are $2.8, $4.4, and $6.7 for fiscal 2018, 2017 and 2016, respectively. As of June 30, 2018, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock and restricted stock units and other share awards is $38.4, $6.4 and $72.6, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 3.91, 3.38 and 3.26 years, respectively.
Nonqualified Stock Options
During fiscal 2018 and 2017, the Company granted 5.9 million and 9.3 million nonqualified stock option awards, respectively. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model. There were no stock options accounted for under equity plans granted during fiscal 2016.
During fiscal 2018 and 2017, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on the grant date estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2018	2017
Expected life	7.50 years	7.50 years
Risk-free interest rate	2.19%	1.60%
Expected volatility	36.03%	36.74%
Expected dividend yield	2.98%	1.62%
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company’s outstanding nonqualified stock options as of June 30, 2018 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2017	12.0	$15.64
Granted	5.9	16.86
Exercised	(2.3)	9.76
Forfeited	(2.2)	18.45
Outstanding at June 30, 2018	13.4	$16.75
Vested and expected to vest at June 30, 2018	10.5	$16.63	$—	7.73
Exercisable at June 30, 2018	1.7	$9.71	$7.4	1.96
The grant prices of the outstanding options as of June 30, 2018 ranged from $6.40 to $20.42. The grant prices for exercisable options ranged from $6.40 to $10.50.
A summary of the aggregated weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised for fiscal 2018, 2017 and 2016 is presented below:

	2018	2017	2016
Weighted-average grant date fair value of stock options	$4.87	$6.34	$—
Intrinsic value of options exercised	32.2	26.3	87.6
The Company’s non-vested nonqualified stock options as of June 30, 2018 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2017	8.0	$6.33
Granted	5.9	4.87
Forfeited	(2.2)	6.27
Non-vested at June 30, 2018	11.7	$5.60
The share-based compensation expense recognized on the nonqualified stock options is $11.9, $9.1 and $14.7 during fiscal 2018, 2017 and 2016, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 2.0 million, 0.8 million and 0.1 million shares in fiscal 2018, 2017 and 2016, respectively, and received matching nonqualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus LTIP. There was no share-based compensation (income) expense recorded in connection with Purchased Shares for fiscal 2018, 2017 and 2016. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2018, 2017 and 2016 and the Company recognized an expense of $0.1, $4.4 and $2.0 in fiscal 2018, 2017 and 2016, respectively. See Note 21—Equity for additional information.
The Series A Preferred Stock were accounted for using the Black-Scholes valuation model in fiscal 2016. In fiscal 2017, the Company granted Series A Preferred Stock that included cash bonus payments tied to the exercisability of the awards. Due

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

to the addition of cash bonus payments in connection with the grant of Series A Preferred Stock to certain executives in fiscal 2017, the Company began estimating the fair value of the Series A Preferred Stock using a binomial lattice model to value the equity and cash bonus components of the combined instrument. The lattice structure the Company uses to value the awards consists of (i) a common stock lattice that models the possible stock price movements from the valuation date to the maturity date consistent with the stock price and estimated volatility on the valuation date; (ii) a share exchange lattice that calculates the value of the common stock received on conversion; (iii) a cash exchange lattice that calculates the value of the cash bonus; and (iv) a continuation value lattice that tracks the holding value of the combined instrument. As of June 30, 2018, the fair value of the Company’s outstanding Series A Preferred Stock that are liability accounted were estimated with the following weighted-average assumptions.

	2018	2017
Expected life, in years	4.52 years	5.86 years
Expected volatility	35.00%	30.00%
Risk-free rate of return	2.70%	1.99%
Dividend yield on Class A Common Stock	3.55%	2.67%
Yield on cash	N/A	4.70%
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
Yield on cash - The Company calculated the weighted-average yield of comparable securities with a similar credit rating to the Company as of June 30, 2018 and 2017, respectively.
The fair value of the Company’s outstanding Series A Preferred Stock liability on June 30, 2016 was estimated using the Black-Scholes valuation model with the following assumptions:

2016
Expected life	4.79 years
Risk-free interest rate	1.01%
Expected volatility	36.74%
Expected dividend yield	0.96%
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
Expected volatility-The Company calculates expected volatility based on median volatility for peer companies using 4.79 years of daily stock price history as of June 30, 2016.
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
The Company’s outstanding Series A Preferred Shares as of June 30, 2018 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2017	4.2	$24.66
Granted	1.0	19.85
Forfeited	(0.2)	22.66
Outstanding at June 30, 2018	5.0	$23.62
Vested and expected to vest at June 30, 2018	4.4	$23.57	$—	5.17
The Company’s non-vested shares of Series A Preferred Stock as of June 30, 2018 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2017	3.2	$5.19
Granted	1.0	4.12
Forfeited	(0.2)	3.63
Non-vested at June 30, 2018	4.0	$4.99
Restricted Share Units
During fiscal 2018, 3.7 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During fiscal 2017, 2.7 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors.
The Company’s outstanding RSUs as of June 30, 2018 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2017	5.6
Granted	3.8
Settled	(0.7)
Cancelled	(1.2)
Outstanding at June 30, 2018	7.5
Vested and expected to vest at June 30, 2018	6.1	$84.5	3.12
The share-based compensation expense recorded in connection with the RSUs was $21.4, $15.4 and $18.2 during fiscal 2018, 2017 and 2016, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company’s outstanding and non-vested RSUs as of June 30, 2018 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2017	5.3	$21.76
Granted	3.8	16.53
Vested	(0.7)	16.40
Cancelled	(1.2)	20.94
Outstanding and nonvested at June 30, 2018	7.2	$19.57
The total intrinsic value of RSUs vested and settled during fiscal 2018, 2017 and 2016 is $12.5, $3.5 and $4.0, respectively.
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

23. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net (loss) income attributable to Coty Inc. per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to Coty Inc. per common share assuming dilution (“diluted EPS”) is computed by using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of nonqualified stock options, Series A Preferred Stock and RSUs as of June 30, 2018 and 2017. The dilutive effect of these outstanding instruments is reflected in diluted EPS by application of the treasury stock method.
Net (loss) income attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2018, 2017 and 2016. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2018	2017	2016
Net (loss) income attributable to Coty Inc.	$(168.8)	$(422.2)	$156.9
Weighted-average common shares outstanding—Basic	749.7	642.8	345.5
Effect of dilutive stock options and Series A Preferred Stock(a)	—	—	5.7
Effect of restricted stock and RSUs(b)	—	—	3.0
Weighted-average common shares outstanding—Diluted	749.7	642.8	354.2
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.23)	$(0.66)	$0.45
Diluted	(0.23)	(0.66)	0.44

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

(a)
As of June 30, 2018 and 2017, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. As of June 30, 2016, outstanding stock options and Series A Preferred Stock to purchase 3.0 million shares of Common Stock are excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
As of June 30, 2018 and 2017, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. As of June 30, 2016, there were 0.1 million anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

24. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation and administrative and other legal proceedings including regulatory actions, incidental or related to its business, including consumer class or collective action, personal injury, intellectual property, competition, and advertising claims litigation, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows, as well as the trading price of the Company’s securities. However, management’s assessment of the Company’s Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against the Company not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, its business, prospects, financial condition, results of operations, cash flows, as well as the trading price of its securities.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through June 30, 2018 amount to a total R$249.0 million (approximately $65.0 as of June 30, 2018). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
25. SUBSEQUENT EVENTS
Quarterly Dividend
On August 21, 2018, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, restricted stock units (the “RSUs”) and phantom units. The dividend will be payable on September 14, 2018 to holders of record of Common Stock on August 31, 2018.
Trademark Acquisition
On July 3, 2018, the Company acquired the Escada trademark for €35.0 million, the equivalent of $40.8 at the time of closing, from an existing licensor. The acquired trademark covers the world wide use of the trademark for cosmetics, perfumes and beauty products. Escada will continue to be included in the Company’s Luxury division.
2018 Restructuring Actions
As described in Note 6—Restructuring Costs, in connection with the combination and expansion of the 2018 Restructuring Actions, the Company is evaluating initiatives to reduce fixed costs and enable further investment in the business. As part of these initiatives, on August 20, 2018, Management approved plans to rationalize headcount and fixed cost commitments with estimated pre-tax restructuring and related costs of approximately $250.0, to be incurred over the next three years. The estimate includes costs primarily related to employee termination benefits, all of which will result in cash payments.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2018, 2017, and 2016
($ in millions, except per share data)
Valuation and Qualifying Accounts

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Received through Acquisition	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts:
2018	$58.5	$—	$16.3		$7.0	(a)(b)	$81.8
2017	35.2	—	32.8		(9.5)	(b)	58.5
2016	19.6	—	21.9		(6.3)	(b)	35.2
Allowance for customer returns:
2018	$67.3	$10.1	$169.8		$(166.1)		$81.1
2017	57.3	11.4	165.7		(167.1)		67.3
2016	59.9	—	132.8		(135.4)		57.3
Deferred tax valuation allowances:
2018	$60.3	$—	$54.7	(c)	$(10.4)		$104.6
2017	179.2	—	9.2	(c)	(128.1)		60.3
2016	81.9	—	117.9	(c)	(20.6)		179.2

(a)	Includes reclassification between the allowance for doubtful accounts and gross trade receivables for presentation purposes.

(b)	Includes amounts written-off, net of recoveries and cash discounts.

(c)	Includes foreign currency translation adjustments unless otherwise noted.

S-1