Form 10-Q
period 2018-09-30
COTY INC.
filed 2018-11-07
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At October 31, 2018, 751,075,098 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net revenues	$2,031.3	$2,238.3
Cost of sales	809.1	874.2
Gross profit	1,222.2	1,364.1
Selling, general and administrative expenses	1,122.3	1,191.1
Amortization expense	92.5	78.2
Restructuring costs	15.5	11.2
Acquisition-related costs	—	54.1
Asset impairment charges	12.6	—
Operating (loss) income	(20.7)	29.5
Interest expense, net	64.1	66.4
Other expense, net	2.7	4.5
Loss before income taxes	(87.5)	(41.4)
Benefit for income taxes	(77.4)	(25.3)
Net loss	(10.1)	(16.1)
Net income (loss) attributable to noncontrolling interests	1.2	(2.2)
Net income attributable to redeemable noncontrolling interests	0.8	5.8
Net loss attributable to Coty Inc.	$(12.1)	$(19.7)
Net loss attributable to Coty Inc. per common share:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)
Weighted-average common shares outstanding:
Basic	750.8	748.6
Diluted	750.8	748.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net loss	$(10.1)	$(16.1)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(48.9)	239.1
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.3) and $(0.1) during the three months ended, respectively	1.0	(0.1)
Pension and other post-employment benefits adjustment, net of tax of $0.5 and nil during the three months ended, respectively	0.1	0.7
Total other comprehensive (loss) income, net of tax	(47.8)	239.7
Comprehensive (loss) income	(57.9)	223.6
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	1.2	(2.2)
Foreign currency translation adjustment	0.2	0.6
Total comprehensive income (loss) attributable to noncontrolling interests	1.4	(1.6)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	0.8	5.8
Foreign currency translation adjustment	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	0.8	5.8
Comprehensive (loss) income attributable to Coty Inc.	$(60.1)	$219.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$423.3	$331.6
Restricted cash	29.9	30.6
Trade receivables—less allowances of $76.1 and $81.8, respectively	1,484.4	1,536.0
Inventories	1,251.2	1,148.9
Prepaid expenses and other current assets	551.2	603.9
Total current assets	3,740.0	3,651.0
Property and equipment, net	1,648.0	1,680.8
Goodwill	8,570.1	8,607.1
Other intangible assets, net	8,218.9	8,284.4
Deferred income taxes	219.0	107.4
Other noncurrent assets	196.7	299.5
TOTAL ASSETS	$22,592.7	$22,630.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,794.9	$1,928.6
Accrued expenses and other current liabilities	1,737.7	1,844.4
Short-term debt and current portion of long-term debt	200.7	218.9
Income and other taxes payable	57.8	52.1
Total current liabilities	3,791.1	4,044.0
Long-term debt, net	7,789.7	7,305.4
Pension and other post-employment benefits	532.9	533.3
Deferred income taxes	841.1	842.5
Other noncurrent liabilities	402.6	388.5
Total liabilities	13,357.4	13,113.7
COMMITMENTS AND CONTINGENCIES (See Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	622.2	661.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 5.0 issued and outstanding, at September 30, 2018 and June 30, 2018	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 815.8 issued and 750.8 and 750.7 outstanding, respectively, at September 30, 2018 and June 30, 2018	8.1	8.1
Additional paid-in capital	10,699.5	10,750.8
Accumulated deficit	(769.1)	(626.2)
Accumulated other comprehensive income	110.8	158.8
Treasury stock—at cost, shares: 65.0 at September 30, 2018 and June 30, 2018	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	8,607.5	8,849.7
Noncontrolling interests	5.6	5.5
Total equity	8,613.1	8,855.2
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$22,592.7	$22,630.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU 2016-16 (See Note 2)						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606 (See Note 3)						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per Common Share)					(94.0)					(94.0)		(94.0)
Net income (loss)						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Exercise of employee stock options and restricted stock units and related tax benefits			1.5	—	11.2					11.2		11.2
Shares withheld for employee taxes					(3.1)					(3.1)		(3.1)
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.125 per common share)					(94.3)					(94.3)		(94.3)
Net (loss) income						(19.7)				(19.7)	(2.2)	(21.9)	5.8
Other comprehensive income							239.1			239.1	0.6	239.7
Distribution to noncontrolling interests, net										—		—	(6.4)
Dilution of redeemable noncontrolling interest due to additional contribution					17.0					17.0		17.0	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(29.0)					(29.0)		(29.0)	29.0
BALANCE—September 30, 2017	4.2	$—	814.4	$8.1	$11,113.1	$(470.6)	$243.5	65.0	$(1,441.8)	$9,452.3	$1.4	$9,453.7	$562.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10.1)	$(16.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185.6	168.7
Deferred income taxes	(99.8)	(81.6)
Provision for bad debts	6.1	9.2
Provision for pension and other post-employment benefits	9.1	11.1
Share-based compensation	6.4	6.9
Asset impairment charges	12.6	—
Other	11.5	1.9
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	35.6	(124.0)
Inventories	(109.5)	(97.5)
Prepaid expenses and other current assets	40.2	(21.0)
Accounts payable	(83.2)	19.3
Accrued expenses and other current liabilities	(101.3)	22.5
Income and other taxes payable	7.6	65.5
Other noncurrent assets	(5.0)	(21.3)
Other noncurrent liabilities	12.3	47.5
Net cash used in operating activities	(81.9)	(8.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133.6)	(111.4)
Payment for business combinations and asset acquisitions, net of cash acquired	(40.8)	(7.5)
Proceeds from sale of asset	—	2.9
Net cash used in investing activities	(174.4)	(116.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, original maturity less than three months	(17.8)	(0.5)
Proceeds from revolving loan facilities	771.9	778.4
Repayments of revolving loan facilities	(239.8)	(150.0)
Repayments of term loans and other long-term debt	(48.1)	(40.6)
Dividend payment	(93.8)	(94.3)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	0.7	11.2
Net payments of foreign currency contracts	(3.7)	(2.3)
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(5.6)	(6.4)
Payment of debt issuance costs	(10.0)	—
All other	(2.0)	(3.1)
Net cash provided by financing activities	351.8	492.4
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4.5)	6.4
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	91.0	373.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	362.2	570.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$453.2	$944.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$48.9	$61.0
Cash received during the period for settlement of interest rate swaps (See Note 13)	43.2	—
Cash paid during the period for income taxes, net of refunds received	23.9	32.8
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$97.0	$90.3

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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2019” refer to the fiscal year ending June 30, 2019. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2018. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2019. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2018 and June 30, 2018, the Company had restricted cash of $29.9 and $30.6, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2018 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information

The effective income tax rate for the three months ended September 30, 2018 and 2017 was a benefit of 88.5% and 61.1%, respectively. The increase in effective tax rate for the three months ended September 30, 2018, as compared to the prior period, is primarily due to a $30.0 favorable Swiss tax ruling.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
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
On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Company recorded its initial estimate of the impact of the Tax Act in fiscal 2018. This estimate may be affected by other elements related to the Tax Act, including the state tax effect of adjustments made to federal temporary differences, confirming the amount of fiscal 2018 foreign earnings that will be subject to the one-time deemed repatriation tax, the division of foreign earnings subject to the repatriation tax between cash and non-liquid assets, and validating the amount of tax attributes the Company expects to utilize against the repatriation tax.
As the Company finalizes the analysis of the impact of the Tax Act, additional adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The Tax Act requires a U.S. shareholder of a foreign corporation to include in income its global intangible low-taxed income (“GILTI”). In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. As a result of recently released Financial Accounting Standards Board (“FASB”) guidance, an entity may choose to recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or an entity can elect to treat GILTI as a period cost and include it in the tax expense of the year it is incurred. As such, the Company has elected to treat the tax on GILTI as a tax expense in the year it is incurred rather than recognizing deferred taxes. The Company has estimated the impact from GILTI for fiscal 2019 to be immaterial. Additionally, the Tax Act created the Base Erosion Anti-Abuse Tax (“BEAT”), a new minimum tax on taxable income adjusted for certain base erosion payments. The Company does not presently expect that it will be subject to the minimum tax imposed by the BEAT provisions for fiscal 2019.
As of September 30, 2018 and June 30, 2018, the gross amount of UTBs was $304.7 and $303.6, respectively. As of September 30, 2018, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $125.8. As of September 30, 2018 and June 30, 2018, the liability associated with UTBs, including accrued interest and penalties, was $140.2 and $135.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.2 and $1.1 for the three months ended September 30, 2018 and 2017, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018 was $14.3 and $13.1, respectively. On the basis of the information available as of September 30, 2018, it is reasonably possible that a decrease of up to $9.3 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five step principles based process to determine the timing and amount of revenue ultimately expected to be recorded. In March 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued authoritative guidance amending certain portions of this standard to clarify the considerations for identifying performance obligations and to clarify the implementation guidance for revenue recognized from licensing arrangements. In

May 2016, the FASB issued authoritative guidance amending certain portions of the standard to narrow the scope over, or to provide practical expedients, for assessing pending collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. See Note 3—Revenue Recognition for more information on the effects of the adoption of this standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective transition method and recognized tax expense, as an adjustment to the July 1, 2018 accumulated deficit balance, of $7.6 and $120.8 that were previously deferred in Prepaid expenses and other current assets and Other noncurrent assets, respectively. The recognition of this tax expense was partially offset by a previously unrecognized deferred tax asset of $15.8, resulting in a cumulative-effect adjustment of $112.6 as an increase to the July 1, 2018 accumulated deficit balance.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides an updated model for determining if acquired assets and liabilities constitute a business. In a business combination, the acquired assets and liabilities are recognized at fair value and goodwill could be recognized. In an asset acquisition, the assets are allocated value based on relative fair value and no goodwill is recognized. The ASU narrows the definition of a business. The Company adopted the standard in the first quarter of fiscal 2019 on a prospective basis. The adoption of this guidance did not have an impact on the Company’s Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. The Company early adopted the ASU during the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which requires employers to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the underlying employees during the period. The other components of net periodic benefit cost are required to be reported separately and outside of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The new guidance also allows a practical expedient that permits employers to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted this standard during the first quarter of fiscal 2019 and retrospectively applied it to each prior period presented utilizing the prior comparative period Employee Benefit Plans footnote (See Note 12) using the practical expedient.
The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU No. 2017-07:

	Three Months Ended September 30, 2017
	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted
Cost of sales	$874.3	$(0.1)	$874.2
Selling, general and administrative expenses	1,191.8	(0.7)	1,191.1
Operating income	28.7	0.8	29.5
Other expense, net	3.7	0.8	4.5
Net (loss) income	(16.1)	—	(16.1)
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which narrows the scope of changes in grant terms that would require modification accounting. The Company adopted this standard during the first quarter of fiscal 2019 on a prospective basis. The adoption did not have an effect on the Company’s Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the standard in the first quarter of fiscal 2019 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modified the disclosure requirements by removing, modifying and clarifying disclosures related to defined benefit plans. The amendment will be effective for the Company in fiscal 2021 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements by removing, modifying and adding disclosures related to fair value measurements. The amendment will be effective for the Company in fiscal 2021 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Lessees and lessors have the option to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. The Company has selected the transition method provided by the authoritative guidance in ASU 2018-11, Leases (Topic 842), and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has an implementation team in place that is performing a comprehensive evaluation of the impact the standard will have on the Company’s Condensed Consolidated Financial Statements and related disclosures. The evaluation includes assessing the Company’s lease portfolio, the implementation of new software to meet reporting requirements and the impact to business processes.
3. REVENUE RECOGNITION
Adoption of ASC 606, Revenue from Contracts with Customers
On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all related amendments (the “New Revenue Standard”) using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.
The Company recorded a net increase to its accumulated deficit as of July 1, 2018 (as presented below) due to the cumulative impact of adopting the New Revenue Standard, with the impact primarily related to the timing of accrual for certain customer incentives and returns at the time of sell-in and reclassification of certain marketing fixtures expense as a reduction of gross revenue.
The cumulative effects of the revenue accounting changes on the Company's Condensed Consolidated Balance Sheet as of July 1, 2018 were as follows:

	June 30, 2018	Adjustments	July 1, 2018
ASSETS
Property and equipment, net	$1,680.8	$(6.2)	$1,674.6
Deferred income taxes	107.4	0.6	108.0
Other noncurrent assets	299.5	6.9	306.4

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$1,844.4	$20.7	$1,865.1
Deferred income taxes	842.5	(1.2)	841.3
Accumulated deficit	(626.2)	(18.2)	(644.4)

The following table summarizes the impacts of adopting the New Revenue Standard on the Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2018:

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$2,031.3	$7.2	$2,038.5
Selling, general and administrative expenses	1,122.3	1.1	1,123.4

Net loss	(10.1)	4.9	(5.2)

Net loss attributable to Coty Inc.	(12.1)	4.5	(7.6)
Net loss attributable to Coty Inc. per common share:
Basic	$(0.02)	$0.01	$(0.01)
Diluted	(0.02)	0.01	(0.01)
Revenue Recognition Accounting Policy
For periods after July 1, 2018, revenue is recognized at a point in time and/or over time when control of the promised goods or services is transferred to the Company’s customers which usually occurs upon delivery. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company’s revenue contracts principally represent a performance obligation to sell its beauty products to trade customers and are satisfied when control of promised goods and services is transferred to the customers.
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated using the expected value method considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded.
The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
The Company’s sales return accrual reflects seasonal fluctuations, including those related to the holiday season in its second quarter. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands.
The Company accounts for certain customer store fixtures as other assets. Such fixtures are amortized using the straight-line method over the period of 3-5 years as a reduction of revenue.
For the presentation of the Company’s revenues disaggregated by segment and product category see Note 4—Segment Reporting.
4. SEGMENT REPORTING
The Company’s organizational structure is category focused, putting the consumers first, by specifically targeting how and where they shop and what and why they purchase. Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.

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
With the adoption of ASU 2017-07 (See Note 2—Summary of Significant Accounting Policies), the non-service cost components of net periodic benefit cost have been removed from consolidated operating expenses and included in consolidated other expense, net. For segment reporting, however, all components of net periodic benefit cost are included in segment operating results as these components continue to comprise the basis on which the CODM analyzes segment results. In order to reconcile the total of segment operating (loss) income to consolidated operating (loss) income, reclassification adjustments related to the non-service costs components have been included in Corporate in the table below.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended September 30,
SEGMENT DATA	2018	2017
Net revenues:
Luxury	$792.9	$764.4
Consumer Beauty	828.8	1,043.4
Professional Beauty	409.6	430.5
Total	$2,031.3	$2,238.3
Operating income (loss):
Luxury	$48.7	$56.7
Consumer Beauty	(18.6)	61.9
Professional Beauty	5.0	(1.7)
Corporate	(55.8)	(87.4)
Total	$(20.7)	$29.5
Reconciliation:
Operating (loss) income	$(20.7)	$29.5
Interest expense, net	64.1	66.4
Other expense, net	2.7	4.5
Loss before income taxes	$(87.5)	$(41.4)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2018	2017
Fragrance	40.8%	37.1%
Color Cosmetics	26.4	28.9
Hair Care	24.1	23.9
Skin & Body Care	8.7	10.1
Total Coty Inc.	100.0%	100.0%

5. BUSINESS COMBINATIONS
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
The future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the portion of contingent consideration payable within twelve months from the September 30, 2018 balance sheet date is recorded in Accrued expenses and other current liabilities and the remainder is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. From the date of acquisition through the end of the first quarter of fiscal 2019, the Company made £2.9 million in contingent payments.
The Company has finalized the valuation of assets acquired and liabilities assumed for the Burberry Beauty Business acquisition. The Company recognized certain measurement period adjustments as disclosed below during the three months ended September 30, 2018. The measurement period for the Burberry Beauty Business acquisition closed on October 1, 2018.
The following table summarizes the allocation of the purchase price to the net assets of the Burberry Beauty Business as of the October 2, 2017 acquisition date:

	Estimated fair value as previously reported (a)	Measurement period adjustments (b)	Final fair value as adjusted	Estimated useful life (in years)
Inventories	$47.9	$—	$47.9
Property, plant and equipment	5.8	—	5.8	1 - 3
License and distribution rights	177.8	6.7	184.5	3 - 15
Goodwill	34.9	(9.4)	25.5	Indefinite
Net other liabilities	(10.1)	2.7	(7.4)
Total purchase price	$256.3	$—	$256.3

(a)	As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

(b)
The Company recorded measurement period adjustments in the first quarter of fiscal 2019. The measurement period adjustments related to an increase in the value of the License and distribution rights due to changes in assumptions that were used at the date of acquisition for valuation purposes. The measurement period adjustment related to the decrease in net other liabilities acquired was a result of obtaining new facts and circumstances about acquired accrued expenses that existed as of the acquisition date. All measurement period adjustments were offset against Goodwill.

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels. Goodwill of $12.9, $6.8 and $5.8 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Burberry Beauty Business.
6. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $0.0 and $54.1 for the three months ended September 30, 2018 and 2017, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations. Acquisition-related costs incurred during the three months ended September 30, 2017 were primarily related to the acquisition of The Procter & Gamble Company’s (“P&G”) beauty business (the “P&G Beauty Business”).
7. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2018 and 2017 are presented below:

	Three Months Ended September 30,
	2018	2017
Global Integration Activities	$6.5	$9.8
2018 Restructuring Actions	9.1	1.1
Other Restructuring	(0.1)	0.3
Total	$15.5	$11.2
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has and expects to continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $477.2 related to approved initiatives through September 30, 2018, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	4.1	1.0	—	1.4	6.5
Cumulative through September 30, 2018	$405.5	$42.7	$18.9	$10.1	$477.2
Over the next two fiscal years, the Company expects to incur approximately $60.0 of additional restructuring charges pertaining to the approved actions, primarily related to fixed asset write-offs, contract terminations and employee termination benefits.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$203.0	$17.0	$3.1	$223.1
Restructuring charges	5.9	1.0	1.4	8.3
Payments	(55.1)	(2.0)	(1.6)	(58.7)
Changes in estimates	(1.8)	—	—	(1.8)
Effect of exchange rates	(0.4)	—	—	(0.4)
Balance—September 30, 2018	$151.6	$16.0	$2.9	$170.5
The Company currently estimates that the total remaining accrual of $170.5 will result in cash expenditures of approximately $144.5, $23.0 and $3.0 in fiscal 2019, 2020 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $77.5 related to approved initiatives through September 30, 2018, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	63.5	0.2	1.3	3.4	68.4
Fiscal 2019	8.4	—	—	0.7	9.1
Cumulative through September 30, 2018	$71.9	$0.2	$1.3	$4.1	$77.5
Over the next three fiscal years, the Company expects to incur approximately $4.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$48.0	$0.2	$3.3	$51.5
Restructuring charges	8.8	—	0.7	9.5
Payments	(17.0)	—	(0.8)	(17.8)
Changes in estimates	(0.4)	—	—	(0.4)
Non-cash utilization	—	—	(0.1)	(0.1)
Effect of exchange rates	(0.2)	—	—	(0.2)
Balance—September 30, 2018	$39.2	$0.2	$3.1	$42.5
The Company currently estimates that the total remaining accrual of $42.5 will result in cash expenditures of approximately $38.6, $3.0 and $0.9 in fiscal 2019, 2020 and thereafter, respectively.
Other Restructuring
In connection with the acquisition of the Burberry Beauty Business, the Company recorded the reversal of $(0.1) of restructuring costs relating to third party contract terminations during the three months ended September 30, 2018. The related liability balances were $1.5 and $3.9 at September 30, 2018 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $1.5 will result in cash expenditure in fiscal 2019.
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company incurred (income) expenses of $(0.1) and $0.4 during the three months ended September 30, 2018 and 2017, respectively. The related liability balances were $8.2 and $9.4 at September 30, 2018 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $8.2 will result in cash expenditures of $3.3, $2.5 and $2.4 in fiscal 2019, 2020 and 2021, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company incurred expenses (income) of $0.1 and $(0.1) during the three months ended September 30, 2018 and 2017, respectively. The related liability balances were $6.6 and $7.0 at September 30, 2018 and June 30, 2018, respectively. The Company estimates that the remaining accrual of $6.6 at September 30, 2018 will result in cash expenditures of $3.6, $2.4 and $0.6 in fiscal 2019, 2020 and thereafter, respectively.
8. INVENTORIES
Inventories as of September 30, 2018 and June 30, 2018 are presented below:

	September 30, 2018	June 30, 2018
Raw materials	$289.6	$278.6
Work-in-process	20.8	21.8
Finished goods	940.8	848.5
Total inventories	$1,251.2	$1,148.9

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2018 and June 30, 2018 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$3,366.6	$4,927.5	$953.8	$9,247.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2018	$2,962.9	$4,690.4	$953.8	$8,607.1

Changes during the period ended September 30, 2018:
Measurement period adjustments (a)	(10.5)	0.6	0.5	(9.4)
Foreign currency translation	(5.4)	(18.2)	(4.0)	(27.6)

Gross balance at September 30, 2018	$3,350.7	$4,909.9	$950.3	$9,210.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at September 30, 2018	$2,947.0	$4,672.8	$950.3	$8,570.1

(a) Includes measurement period adjustments in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2018 and June 30, 2018 are presented below:

	September 30, 2018	June 30, 2018
Indefinite-lived other intangible assets	$3,184.7	$3,186.2
Finite-lived other intangible assets, net	5,034.2	5,098.2
Total Other intangible assets, net	$8,218.9	$8,284.4

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$414.6	$1,703.1	$1,266.3	$3,384.0
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2018	295.8	1,627.2	1,263.2	3,186.2

Changes during the period ended September 30, 2018:
Foreign currency translation	(0.4)	(0.5)	(0.6)	(1.5)

Gross balance at September 30, 2018	414.2	1,702.6	1,265.7	3,382.5
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at September 30, 2018	$295.4	$1,626.7	$1,262.6	$3,184.7
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2018
License agreements	$3,362.7	$(792.9)	$—	$2,569.8
Customer relationships	1,960.5	(508.7)	(5.5)	1,446.3
Trademarks	1,002.1	(185.5)	(0.4)	816.2
Product formulations and technology	361.2	(95.3)	—	265.9
Total	$6,686.5	$(1,582.4)	$(5.9)	$5,098.2
September 30, 2018
License agreements (a)	$3,345.3	$(816.5)	$(12.6)	$2,516.2
Customer relationships (a)	1,965.4	(544.0)	(5.5)	1,415.9
Trademarks (b)	1,042.9	(197.1)	(0.4)	845.4
Product formulations and technology	359.9	(103.2)	—	256.7
Total	$6,713.5	$(1,660.8)	$(18.5)	$5,034.2

(a) Includes measurement period adjustments during the three months ended September 30, 2018 in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).
(b) Includes an acquired trademark of $40.8.
During the quarter ended September 30, 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
Amortization expense was $92.5 and $78.2 for the three months ended September 30, 2018 and 2017, respectively.

10. DEBT
The Company’s debt balances consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

	September 30, 2018	June 30, 2018
Short-term debt	$7.9	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	884.5	368.1
2018 Coty Term A Facility due April 2023	3,326.3	3,371.5
2018 Coty Term B Facility due April 2025	2,383.3	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	640.1	640.9
2026 Euro Notes due April 2026	291.0	291.4
Other long-term debt and capital lease obligations	1.5	1.6
Total debt	8,084.6	7,623.2
Less: Short-term debt and current portion of long-term debt	(200.7)	(218.9)
Total Long-term debt	7,883.9	7,404.3
Less: Unamortized debt issuance costs (a)	(81.9)	(86.2)
Less: Discount on Long-term debt	(12.3)	(12.7)
Total Long-term debt, net	$7,789.7	$7,305.4

(a) Consists of unamortized debt issuance costs of $29.7 and $31.4 for the 2018 Coty Revolving Credit Facility, $27.6 and $29.2 for the 2018 Coty Term A Facility and $10.5 and $10.9 for the 2018 Coty Term B Facility, $8.0 and $8.3 for the 2026 Dollar and Euro Notes and $6.1 and $6.4 for the 2023 Euro Notes as of September 30, 2018 and June 30, 2018, respectively.
On April 5, 2018, the Company issued senior unsecured notes in a private offering and entered into a new credit agreement (the “2018 Coty Credit Agreement”). The net proceeds of the offering of the notes, together with borrowings under the 2018 Coty Credit Agreement, were used to repay in full and refinance the indebtedness outstanding under the Company’s previously existing long-term debt agreements and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
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
Scheduled Amortization
The Company made quarterly payments of 1.25% and 0.25%, beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:

•	LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or

•	Alternate base rate (“ABR”) plus the applicable margin.
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	September 30, 2018		June 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	6,594.1	6,478.0	6,130.1	6,070.8
Senior Unsecured Notes	1,481.1	1,427.6	1,482.3	1,449.9
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2018, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$144.2
2020	192.3
2021	192.3
2022	192.3
2023	4,243.3
Thereafter	3,110.8
Total	$8,075.2

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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2018 through December 31, 2018	5.50 to 1.00
March 31, 2019 through June 30, 2019	5.25 to 1.00
September 30, 2019 through December 31, 2019	5.00 to 1.00
March 31, 2020 through June 30, 2020	4.75 to 1.00
September 30, 2020 through December 31, 2020	4.50 to 1.00
March 31, 2021 through June 30, 2021	4.25 to 1.00
September 30, 2021 through June 30, 2023	4.00 to 1.00

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
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. As of September 30, 2018, the Company was in compliance with all covenants contained within the Debt Agreements.
11. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,
	2018	2017
Interest expense	$72.4	$67.4
Foreign exchange losses (gains), net of derivative contracts	(3.6)	1.0
Interest income	(4.7)	(2.0)
Total interest expense, net	$64.1	$66.4

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$8.2	$9.8	$0.3	$0.5	$8.5	$10.3
Interest cost	0.2	0.2	3.3	3.1	0.5	0.6	4.0	3.9
Expected return on plan assets	—	—	(2.1)	(1.9)	—	—	(2.1)	(1.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.5)	(1.4)	(1.4)	(1.3)
Amortization of net loss (gain)	(0.2)	(0.2)	0.3	0.3	—	—	0.1	0.1
Net periodic benefit cost (credit)	$—	$—	$9.8	$11.4	$(0.7)	$(0.3)	$9.1	$11.1
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
During August 2018, the Company extended the maturity of the interest rate swap portfolio through 2021 by replacing its original swap contracts with swap contracts having longer maturities to manage the medium term exposure to interest rate increases. The Company received $43.2 for settlement of the original swap contracts. As the forecasted interest expense under the original swap agreements is still probable, the related accumulated other comprehensive income (loss) (“AOCI/(L)”) will be amortized in line with the timing of the forecasted transactions. As of September 30, 2018 and June 30, 2018, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $119.3 and $115.0 as of September 30, 2018 and June 30, 2018, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2018	2017
Foreign exchange forward contracts	$—	$(0.5)
Interest rate swap contracts	5.1	0.5
Net investment hedge	4.3	(22.1)

The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $32.7 and $31.7 as of September 30, 2018 and June 30, 2018, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $10.6. As of September 30, 2018, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended September 30,
	2018	2017
Foreign exchange forward contracts:
Net revenues	$—	$0.2
Cost of sales	—	0.1
Interest rate swap contracts:
Interest expense	$3.8	$(0.3)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended September 30,
	2018	2017
Selling, general and administrative expenses	$—	$(1.2)
Interest expense, net	4.0	8.1
Other expense, net	1.3	0.2
14. EQUITY
Common Stock
As of September 30, 2018, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2018, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 750.8 million.
The Company’s largest stockholder is JAB Cosmetics B.V. (“JABC”), which owns approximately 39% of Coty’s Class A shares as of September 30, 2018. Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three months ended September 30, 2018, JABC acquired 2.6 million shares of Class A Common Stock in open market purchases on the New York Stock Exchange. The Company did not receive any proceeds from these stock purchases conducted by JABC.
Preferred Stock
As of September 30, 2018, total authorized shares of preferred stock are 20.0 million. The only class of Preferred Stock that is outstanding as of September 30, 2018 is the Series A Preferred Stock with a par value of $0.01 per share. As of September 30, 2018, total authorized shares of Series A Preferred Stock are 6.3 million and total outstanding shares of Series A Preferred Stock are 5.0 million. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law.
Of the 5.0 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 1.7 million shares vest on April 15, 2020, 1.0 million shares vest on November 25, 2021, 0.3 million shares vest on February 16, 2022 and 1.0 million vest on November 16, 2022. As of September 30, 2018, the Company classified $2.6 of Series A Preferred Stock as equity, and $4.3 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, our deleveraging strategy, and general market conditions. For the three months ended September 30, 2018, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2018, the Company had $396.8 remaining under the Incremental Repurchase Program.
Dividends
The following dividends were declared during the three months ended September 30, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
Total accrued dividends on unvested RSUs and phantom units of $1.6 and $4.6 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2018.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8
Other comprehensive income (loss) before reclassifications	3.9	4.3	(53.4)	0.1	(45.1)
Net amounts reclassified from AOCI/(L)	(2.9)	—	—	—	(2.9)
Net current-period other comprehensive income (loss)	1.0	4.3	(53.4)	0.1	(48.0)
Balance—September 30, 2018	$32.7	$119.3	$(97.7)	$56.5	$110.8

		Foreign Currency Translation Adjustments
	Gain (Loss) on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive (loss) income before reclassifications	—	(22.1)	260.6	0.7	239.2
Net amounts reclassified from AOCI/(L)	(0.1)	—	—	—	(0.1)
Net current-period other comprehensive (loss) income	(0.1)	(22.1)	260.6	0.7	239.1
Balance—September 30, 2017	$12.5	$(45.8)	$239.8	$37.0	$243.5
15. SHARE-BASED COMPENSATION PLANS

Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation expense was $6.4 and $8.1 for the three months ended September 30, 2018 and 2017, respectively, which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2018, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, and restricted and other share awards is $35.3, $5.0 and $104.0, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock, and restricted and other share awards is expected to be recognized over a weighted-average period of 3.67, 3.25 and 3.82 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately 5.0 million RSUs and other share awards during the three months ended September 30, 2018, with a weighted-average grant date fair value per share of $12.04, which vest, as granted, on the fifth anniversary of the grant date. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $4.1 and $5.9 for the three months ended September 30, 2018 and 2017, respectively.
Series A Preferred Stock
The Company granted nil shares of Series A Preferred Stock during the three months ended September 30, 2018. The Company recognized share-based compensation (income) expense of $(0.1) and $(1.1) for the three months ended September 30, 2018 and 2017, respectively.
Non-Qualified Stock Options
The Company granted nil non-qualified stock options during the three months ended September 30, 2018. The Company recognized share-based compensation expense of $2.4 and $3.3 for the three months ended September 30, 2018 and 2017, respectively.
16. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2018	2017
	(in millions, except per share data)
Net loss attributable to Coty Inc.	$(12.1)	$(19.7)
Weighted-average common shares outstanding—Basic	750.8	748.6
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	—	—
Weighted-average common shares outstanding—Diluted	750.8	748.6
Net loss attributable to Coty Inc. per common share:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)

(a)
For the three months ended September 30, 2018 and 2017, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

(b)	For the three months ended September 30, 2018 and 2017, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

17. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of September 30, 2018 and June 30, 2018, the liability amounted to $7.8 and $8.2, of which $6.1 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.7 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of September 30, 2018 and June 30, 2018, the MRFI liability amounted to $49.5 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the quarter ended September 30, 2018, additional shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.1% increase to the noncontrolling interest ownership percentage. The impact of the additional shares for the three months ended September 30, 2018 was recorded as an increase to redeemable noncontrolling interests (“RNCI”) of $1.6 and a decrease in additional paid-in capital (“APIC”) of $1.6.
The Company accounts for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $554.5 and $597.7 as the RNCI balances as of September 30, 2018 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of September 30, 2018, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $67.7 and $63.6 as the RNCI balances as of September 30, 2018 and June 30, 2018, respectively.
18. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, regulatory and administrative and other legal proceedings, including consumer class or collective actions, personal injury (including asbestos related claims), intellectual property, competition and advertising claims litigation, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through September 30, 2018 amount to a total of R$249.0 million (approximately $62.0). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
19. SUBSEQUENT EVENTS
Quarterly Dividend
On November 7, 2018, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on December 14, 2018 to holders of record of Common Stock as of November 30, 2018, and will be considered a return of capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“Fiscal 2018 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this discussion, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s targets and outlook for future reporting periods (including the extent and timing of revenue and profit trends and the Consumer Beauty division’s stabilization), establishing the Company as a global leader and challenger in beauty, its future operations and strategy (including brand relaunches and performance in emerging markets and channels), synergies, savings, performance, cost, timing and integration relating to our recent acquisitions (including The Procter & Gamble Company’s beauty business (the “P&G Beauty Business”)), ongoing and future cost efficiency and restructuring initiatives and programs (including timing and impact), strategic transactions (including mergers and acquisitions, joint ventures, investments, divestitures, licenses and portfolio rationalizations), future cash flows and liquidity, future performance in digital and e-commerce and the expected impact of our digital transformation agenda, future effective tax rates, timing and size of cash outflows and debt deleveraging, and impact and timing of supply chain disruptions and our actions to address such disruptions. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including:

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

•
the continued integration of the P&G Beauty Business and other recent acquisitions with our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives) and realize other potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;

•
increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and luxury channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes;

•
our and our business partners’ and licensors’ abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers), public goodwill, and defend claims by third parties for infringement of intellectual property rights;

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

•
our dependence on entities performing outsourced functions, including outsourcing of distribution functions, third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers;

•	administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•
global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit, the current U.S. administration, the results of elections in European countries and in Brazil, changes in the U.S. tax code and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S. and in other regions where we operate including the European Union and China;

•	currency exchange rate volatility and currency devaluation;

•	the number, type, outcomes (by judgment, order or settlement) and costs of legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation;

•	our ability to manage seasonal and other variability and to anticipate future business trends and needs;

•
disruptions in operations and sales, including due to disruptions in supply chain, logistics, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results, and on our relationships with retailers, our in-store execution and product launches and promotions;

•
restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt, and changes in the manner in which we finance our debt and future capital needs;

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
When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. More information about potential risks and uncertainties that could affect our business and financial results is included under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and other periodic reports we have filed and may file with the SEC from time to time.
All forward-looking statements made in this document are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2019” refer to the fiscal year ending June 30, 2019. Any reference to a year not preceded by “fiscal” refers to a calendar year.

OVERVIEW
We are one of the world’s largest beauty companies, with a purpose to celebrate and liberate the diversity of consumers’ beauty. The transformational acquisition of the P&G Beauty Business and our other strategic transactions have strengthened and diversified our presence across the countries, categories and channels in which we compete. As we complete the final stages of the P&G Beauty Business integration, we are focused on rejuvenating our core business and amplifying our growth potential, by focusing on the brands that matter and have potential, developing a stronger innovation pipeline and focusing on in-store execution, advancing our end-to-end digital transformation, and rapidly expanding our presence in the faster-growing emerging markets. In addition, in light of recent operating performance, we are taking action to resolve the Supply Chain Disruptions (as defined below), improve underlying performance in Consumer Beauty and improve cash flow generation.
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
Transformation of our business
Following our acquisition of the P&G Beauty Business, we have been focused on integrating, restructuring and optimizing the combined organization. Through September 30, 2018, we incurred life-to-date Global Integration Activities expenditures of approximately $1,200.0 million and $385.0 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2021. The last step of the integration includes the completion of the one order, one invoice, one shipment program which will make Coty a fully integrated company, able to sell, ship and invoice our brands in a seamless way for our customers, allowing significant simplification for our customers and employees and increasing our scalability potential. We also instituted new initiatives to deliver meaningful, sustainable cost management to address increases in our fixed cost base as a combined company.
We have been engaged in a transformation of our supply chain aimed at integrating and optimizing the combined organization, and we continue to focus on streamlining our supply chain footprint and processes in order to increase efficiency and improve utilization. As discussed below, some of the Supply Chain Disruptions arose in connection with the consolidation of warehouses and planning centers in North America and Europe which have negatively impacted our results and are expected to continue to negatively impact our results at least through the third quarter of fiscal 2019. As a result of these disruptions, we have decided to modify our distribution center consolidation plan for the remainder of the year to minimize business impact.
Performance
In the first quarter of fiscal 2019, we experienced disruptions in our supply chain which have negatively impacted our results, including:

•	warehouse and planning center consolidation disruptions in Europe and in North America, which impacted all three divisions;

•	component shortages from certain external suppliers, which impacted our Luxury division; and

•
the U.S. Hurricane Florence in the second half of September, which significantly impacted our manufacturing plant and distribution center in North Carolina that primarily services the Luxury division (together, the “Supply Chain Disruptions”).

Despite strong consumer demand and innovation in the Luxury and Professional Beauty divisions, results in the first quarter of fiscal 2019 reflected the impact of the Supply Chain Disruptions on all divisions. The deterioration in Consumer Beauty’s results were further impacted by the continued weakness in U.S. and Europe mass beauty categories, increased customer penalties and promotional activities, and the continued impact from distribution losses. Our pathway to stabilization of Consumer Beauty will focus first on strengthening operational discipline and implementing strategic changes to our fiscal 2019 Consumer Beauty strategy including:

•	strengthening operational discipline, including restoring service levels;

•	actively improving gross-to-net as Supply Chain Disruptions abate;

•	refocusing investment from lower priority to higher-potential brand-country combinations;

•	an increased focus on cost structure to reflect the top-line trajectory; and

•	a more pronounced shift in investments towards new growth channels.

Outlook
We have been working to remedy the supply chain issues, and expect them to substantially resolve in the third quarter of fiscal 2019. We do not, however, expect to fully recover the first quarter financial impact of the Supply Chain Disruptions in the balance of fiscal 2019. We need more time to assess the financial impacts of the continuing Supply Chain Disruptions, and we are not providing any further guidance on fiscal 2019 at this time.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2018 As Compared To Three Months Ended September 30, 2017.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

•
Asset impairment charges: We have excluded the impact of asset impairments as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance

•
Amortization expense: We have excluded the impact of amortization of finite-lived intangible assets, as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance. Although we exclude amortization of intangible assets from our non-GAAP expenses, our management believes that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.

•
Interest and other (income) expense: We have excluded foreign currency impacts associated with acquisition-related and debt financing-related forward contracts, as well as debt financing transaction costs as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.

•
Noncontrolling interests: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage.

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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2018	n/a	n/a
Second quarter fiscal 2018	Acquisition: Burberry Beauty Business (Luxury segment)	First quarter fiscal 2019 financial contribution excluded
Third quarter fiscal 2018	Termination: Guess (Consumer Beauty segment)	First quarter fiscal 2018 financial contribution excluded
Fourth quarter fiscal 2018	Divestitures of licenses: Playboy (Consumer Beauty segment) and Cerruti (Luxury segment)	First quarter fiscal 2018 financial contribution excluded
When used herein, the term “Acquisitions” and “Divestitures” refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017
NET REVENUES
In the three months ended September 30, 2018, net revenues decreased 9%, or $207.0, to $2,031.3 from $2,238.3 in the three months ended September 30, 2017. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 3% to the total percentage change in net revenues in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was offset by the impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, which had a negative impact of 2% on the total percentage change in net revenues in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Excluding the impacts of the Acquisitions and Divestitures, total net revenues decreased 10%, or $225.0, to $1,969.0 in the three months ended September 30, 2018 from $2,194.0 in the three months ended September 30, 2017, reflecting a decrease in unit volume of 6%, a negative foreign currency exchange translation impact of 3% and a negative price and mix impact of 1%. The unit volume decrease primarily reflects: (i) the Supply Chain Disruptions, (ii) market share and overall category declines mainly in the color cosmetics, hair color and mass fragrance categories in the Consumer Beauty segment, and (iii) decreases due to retailer-driven changes in optimal trade inventory levels.

Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2018	2017	Change %
NET REVENUES
Luxury	$792.9	$764.4	4%
Consumer Beauty	828.8	1,043.4	(21%)
Professional Beauty	409.6	430.5	(5%)
Total	$2,031.3	$2,238.3	(9%)

Luxury
In the three months ended September 30, 2018, net revenues from the Luxury segment increased 4%, or $28.5, to $792.9 from $764.4 in the three months ended September 30, 2017. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 8% on the total change in net revenues for the segment in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was offset by the impact of the divestiture of the license of Cerruti, which had a negative contribution of 1% on the total change in net revenues for the segment in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Excluding the impacts of the Acquisition and the Divestiture, net revenues from the Luxury segment decreased 3%, or $25.9, to $730.6 in the three months ended September 30, 2018, from $756.5 in the three months ended September 30, 2017 reflecting a decrease in unit volume of 2%, a negative foreign currency exchange translation impact of 1%, and no impact from price and mix. The decrease in net revenues primarily reflects: (i) lower net revenues in the travel retail and export distributions channels due to the Supply Chain Disruptions and the impact of Hurricane Florence, which drove the decline of Hugo Boss, (ii) lower net revenues from Philosophy due to a change in the timing of shipments in the fourth quarter of fiscal 2018 to fulfill first quarter consumer trade promotions, and (iii) lower net revenues from Marc Jacobs due to declines in existing product lines not being offset by the incremental net revenues from the launch of Daisy Love in the fourth quarter of fiscal 2018. These decreases were partially offset by: (i) increased net revenues from Tiffany & Co. due to the launch of Tiffany Signature Intense in the first quarter of fiscal 2019, (ii) increased net revenues from Davidoff due to incremental sales volume in North America, and (iii) increased net revenues from Calvin Klein due to the launch of Calvin Klein Women in the first quarter of fiscal 2019.
Consumer Beauty
In the three months ended September 30, 2018, net revenues from the Consumer Beauty segment decreased 21%, or $214.6, to $828.8 from $1,043.4 in the three months ended September 30, 2017. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 3% on the total change in net revenues for the segment in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 18%, or $178.2 to $828.8 in the three months ended September 30, 2018, from $1,007.0 in the three months ended September 30, 2017 reflecting a decrease in unit volume of 7%, a negative price and mix impact of 7%, and a negative foreign currency exchange translation impact of 4%. The decrease in net revenues primarily reflects:
(i) the Supply Chain Disruptions which resulted in lower net revenues mainly in the color cosmetics category, namely the Rimmel, Max Factor, Bourjois and Sally Hansen brands. The Supply Chain Disruptions also negatively impacted brands across the mass fragrance category.
(ii) Negative market share and category trends in the color cosmetics, hair color and mass fragrance categories mainly impacting the CoverGirl, Rimmel and Clairol brands. These trends have also resulted in increased trade spending in these brands to support new product launches and to raise brand awareness.
(iii) Shelf-spaces losses in North America and Europe, mainly in the U.S. and Germany, for CoverGirl, Clairol, Max Factor, Sally Hansen and Astor.
(iv) Reduced net revenues for CoverGirl, Rimmel, Max Factor and Adidas due to decreased sales volume to optimize retailer trade inventory levels.
Professional Beauty
In the three months ended September 30, 2018, net revenues from the Professional Beauty segment decreased 5%, or $20.9, to $409.6 from $430.5 in the three months ended September 30, 2017, primarily reflecting a decrease in unit volume of 10% and a negative foreign currency exchange translation impact of 2%, offset by a positive price and mix impact of 7%. The decrease in this segment primarily reflects: (i) lower net revenues from the Supply Chain Disruptions mainly impacting OPI and brands across the hair care category and (ii) decreased volume for hair care brands due to changes in the timing of shipments to optimize trade inventory levels in the U.S. These declines were partially offset by: (i) increases in net revenues from ghd due to the product launch of Platinum+ in the first quarter of fiscal 2019 and (ii) favorable price/mix impacts from the Wella Koleston Perfect ME+ product restage in the first quarter of fiscal 2019.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended September 30,
(in millions)	2018	2017	Change %
NET REVENUES
North America	$644.9	$752.5	(14%)
Europe	872.2	966.5	(10%)
ALMEA	514.2	519.3	(1%)
Total	$2,031.3	$2,238.3	(9%)
North America
In the three months ended September 30, 2018, net revenues in North America decreased 14%, or $107.6, to $644.9 from $752.5 in the three months ended September 30, 2017. Excluding the impacts of the Acquisition and Divestitures, net revenues in North America decreased 15%, or $112.3, to $630.3 in the three months ended September 30, 2018 from $742.6 in the three months ended September 30, 2017, primarily due to declines in CoverGirl and Clairol net revenues in the United States. These declines reflect (i) the Supply Chain Disruptions, (ii) negative market share and category trends in the color cosmetics and hair color categories mainly impacting the CoverGirl and Clairol brands, and associated increases in trade spending, and (iii) decreased net revenues for CoverGirl and Rimmel due to decreased sales volume to optimize retailer trade inventory levels. There was no significant impact from foreign currency exchange translation in North America.
Europe
In the three months ended September 30, 2018, net revenues in Europe decreased 10%, or $94.3, to $872.2 from $966.5 in the three months ended September 30, 2017. Excluding the impacts of the Acquisition and Divestitures, net revenues in Europe decreased 11%, or $100.3, to $843.2 in the three months ended September 30, 2018 from $943.5 in the three months ended September 30, 2017, primarily due to declines in Bourjois and Rimmel in the U.K. and Eastern Europe. These declines reflect (i) the Supply Chain Disruptions, (ii) negative market share and category trends in the color cosmetics category, mainly impacting Bourjois and Rimmel and associated increases in trade spending, and (iii) decreased net revenues for Rimmel and Bourjois due to decreased sales volume to optimize retailer trade inventory levels. Excluding the impact of the Acquisition, Divestitures and the negative foreign currency exchange translation impact of 2%, net revenues in Europe decreased 9%.
ALMEA
In the three months ended September 30, 2018, net revenues in ALMEA decreased 1%, or $5.1, to $514.2 from $519.3 in the three months ended September 30, 2017. Excluding the impacts of the Acquisition and Divestitures, net revenues in ALMEA decreased 2%, or $12.3, to $495.5 in the three months ended September 30, 2018 from $507.8 in the three months ended September 30, 2017, primarily reflecting unfavorable foreign currency exchange translation impacts of certain currencies in Latin America. Excluding the impacts of the Acquisition, Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in ALMEA increased 5%, driven by the incremental net revenues from Gucci in the Middle East, Latin America, and China.
COST OF SALES
In the three months ended September 30, 2018, cost of sales decreased $65.1, to $809.1 from $874.2 in the three months ended September 30, 2017. Cost of sales as a percentage of revenues increased to 39.8% in the three months ended September 30, 2018 from 39.1% in the three months ended September 30, 2017, resulting in a gross margin decline of approximately 70 basis points primarily due to (i) increased trade spending in the Consumer Beauty segment to promote product innovation and brand awareness, (ii) unfavorable mix in the Consumer Beauty segment due to decreased volume in the color cosmetics category relative to other lower margin product categories, (iii) increased freight expenses due to rising global logistics costs, as well as the negative margin impacts from the Supply Chain Disruptions, and (iv) increased designer license fees due to an unfavorable mix of Luxury brands with higher royalty rates. These gross margin decline drivers were offset by (i) lower negative impacts from inventory buybacks associated with the distributor terminations relating to the acquisitions of the P&G Beauty Business and the Burberry Beauty Business, (ii) the prior year negative impact of the revaluation of acquired inventory from the Younique acquisition, (iii) lower negative impacts from the accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities Program, and (iv) gross margin expansion in the Professional Beauty segment due to raw material and manufacturing cost declines as well as net pricing improvements with the launch of higher priced products ghd Platinum+ and Wella Koleston Perfect ME+ in the first quarter of fiscal 2019.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2018, selling, general and administrative expenses decreased 6%, or $68.8, to $1,122.3 from $1,191.1 in the three months ended September 30, 2017. This decrease is primarily due to (i) lower advertising and consumer promotion spending of $55.9, or 5% of the total selling, general and administrative expense decline and (ii) lower administrative costs of $15.9, or 1% of the total selling, general and administrative expense decline. The decrease in advertising and consumer spending primarily reflects a rationalization of non-strategic spending on Rimmel and Bourjois and the positive impact from the divestiture of the license of Playboy. The decrease in administrative costs is driven by compensation expense savings as a result of the Global Integration Activities, 2018 Restructuring Actions and certain other programs. This decrease is partially offset by (i) increased logistics and outsourcing costs as a result of the above mentioned integration programs and (ii) increased depreciation expense for technological infrastructure which was placed into service with the successful completion of the P&G Beauty Business transition services agreement for the ALMEA region at the end of the first quarter of fiscal 2018.
Selling, general and administrative expenses as a percentage of net revenues increased to 55.3% in the three months ended September 30, 2018 from 53.2% in the three months ended September 30, 2017, or approximately 210 basis points.

Three Months Ended September 30,
(bps rounded to the nearest tenth)	2018/2017
Administrative costs	220
Foreign currency exchange impact	30
Advertising and consumer promotion costs	(40)
Total basis point unfavorable (favorable) change	210
In the three months ended September 30, 2018, selling, general and administrative expenses as a percentage of net revenues increased primarily due to declines in net revenues.

OPERATING (LOSS) INCOME
In the three months ended September 30, 2018, operating income decreased greater than 100%, or $50.2, to a loss of $20.7 from income of $29.5 in the three months ended September 30, 2017. Operating margin, or operating income as a percentage of net revenues, decreased to (1.0%) in the three months ended September 30, 2018 as compared to 1.3% in the three months ended September 30, 2017.
Unfavorable basis point changes in operating (loss) income as a percentage of net revenues for the three months ended September 30, 2018 as compared to the respective prior year period, are comprised of the following:

Three Months Ended September 30,
(bps rounded to nearest tenth)	2018/2017
Acquisition-related costs	240
Selling, general and administrative expenses	(210)
Amortization	(100)
Cost of sales	(70)
Asset impairment charges	(60)
Restructuring	(30)
Total basis point favorable (unfavorable) change	(230)

Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2018	2017	Change %
Operating income (loss)
Luxury	$48.7	$56.7	(14%)
Consumer Beauty	(18.6)	61.9	<(100%)
Professional Beauty	5.0	(1.7)	>100%
Corporate	(55.8)	(87.4)	36%
Total	(20.7)	29.5	<(100%)
Luxury
In the three months ended September 30, 2018, operating income for Luxury decreased 14%, or $8.0, to $48.7 from $56.7 in the three months ended September 30, 2017. Operating margin decreased to 6.1% of net revenues in the three months ended September 30, 2018 as compared to 7.4% in the three months ended September 30, 2017, primarily reflecting higher cost of goods sold as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower selling, general, and administrative expenses as a percentage of net revenues.
Consumer Beauty
In the three months ended September 30, 2018, operating income for Consumer Beauty decreased greater than 100%, or $80.5, to a loss of $18.6 from income of $61.9 in the three months ended September 30, 2017. Operating margin decreased to (2.2)% of net revenues in the three months ended September 30, 2018 as compared to 5.9% in the three months ended September 30, 2017, primarily reflecting higher cost of goods sold as a percentage of net revenues, higher amortization expense as a percentage of net revenues, and higher selling, general and administrative costs as a percentage of net revenues.
Professional Beauty
In the three months ended September 30, 2018, operating income for Professional Beauty increased greater than 100%, or $6.7, to $5.0 from an operating loss of $1.7 in the three months ended September 30, 2017. Operating margin increased to 1.2% of net revenues in the three months ended September 30, 2018 as compared to (0.4)% in the three months ended September 30, 2017, primarily reflecting lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2018, the operating loss for Corporate was $55.8 compared to $87.4 in the three months ended September 30, 2017, as described under “Adjusted Operating Income for Coty Inc.” below.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$48.7	$(52.9)	$101.6
Consumer Beauty	(18.6)	(33.4)	14.8
Professional Beauty	5.0	(18.8)	23.8
Corporate	(55.8)	(56.4)	0.6
Total	(20.7)	(161.5)	140.8

	Three Months Ended September 30, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$56.7	$(33.2)	$89.9
Consumer Beauty	61.9	(26.4)	88.3
Professional Beauty	(1.7)	(18.6)	16.9
Corporate	(87.4)	(88.2)	0.8
Total	29.5	(166.4)	195.9

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

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2018	2017	Change %
Reported operating (loss) income	$(20.7)	$29.5	<(100%)
% of net revenues	(1.0%)	1.3%
Amortization expense	92.5	78.2	18%
Restructuring and other business realignment costs	56.4	30.6	84%
Asset impairment charges	12.6	—	100%
Costs related to acquisition activities	—	57.6	(100%)
Total adjustments to reported operating income	161.5	166.4	(3%)
Adjusted operating income	$140.8	$195.9	(28%)
% of net revenues	6.9%	8.8%
In the three months ended September 30, 2018, adjusted operating income decreased 28%, or $55.1, to $140.8 from $195.9 in the three months ended September 30, 2017. Adjusted operating margin decreased to 6.9% of net revenues in the three months ended September 30, 2018 from 8.8% in the three months ended September 30, 2017, driven by approximately 120 basis points related to higher cost of sales as a percentage of net revenues, and 70 basis points related to higher selling, general and administrative costs as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased 25%.

Amortization Expense
In the three months ended September 30, 2018, amortization expense increased to $92.5 from $78.2 in the three months ended September 30, 2017. In the three months ended September 30, 2018, amortization expense of $40.3, $33.4, and $18.8 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended September 30, 2017, amortization expense of $33.2, $26.4, and $18.6 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and evaluate opportunities to streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have and will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. Of the total expected costs associated with the 2018 Restructuring Actions of $250.0, we have incurred cumulative restructuring charges of $77.5 related to approved initiatives through September 30, 2018.
In the three months ended September 30, 2018, we incurred restructuring and other business structure realignment costs of $56.4, as follows:

•	We incurred restructuring costs of $15.5 primarily related to 2018 Restructuring Actions and Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $40.9 primarily related to our Global Integration Activities and certain other programs. This amount includes $35.7 reported in selling, general and administrative expenses and $5.2 reported in cost of sales in the Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2017, we incurred restructuring and other business structure realignment costs of $30.6, as follows:

•	We incurred restructuring costs of $11.2 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $19.4 primarily related to our Global Integration Activities. Of this amount, $10.5 is included in cost of sales and $8.9 is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Asset Impairment Charges
In the three months ended September 30, 2018, we acquired a trademark associated with a pre-existing license. As a result of the acquisition, the pre-existing license was effectively terminated, and accordingly the Company recorded $12.6 of asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
In the three months ended September 30, 2017, we did not incur any asset impairment charges.
Costs Related to Acquisition Activities
In the three months ended September 30, 2018, there were no acquisition related charges incurred.
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
INTEREST EXPENSE, NET
In the three months ended September 30, 2018, Interest expense, net was $64.1 as compared with $66.4 in the three months ended September 30, 2017. This decrease is primarily due to lower average interest rates despite higher average debt balances.

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2018 and 2017 was a benefit of 88.5% and 61.1% respectively. The change in the effective tax rate for the three months ended September 30, 2018, as compared to the prior period, results from a $30.0 tax benefit recognized as a result of a favorable Swiss tax ruling.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(87.5)	$(77.4)	88.5%	$(41.4)	$(25.3)	61.1%
Adjustments to reported operating income (a) (b)	161.5	65.1		166.4	59.6
Adjusted income before income taxes	$74.0	$(12.3)	(16.6%)	$125.0	$34.3	27.4%

(a)	See a description of adjustments under “adjusted operating income for Coty Inc.”

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

The adjusted effective tax rate was (16.6%) for the three months ended September 30, 2018 compared to 27.4% for the three months ended September 30, 2017. The differences were primarily due to a $30.0 tax benefit recognized as a result of a favorable Swiss tax ruling.
NET LOSS ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $(12.1) in the three months ended September 30, 2018 as compared to $(19.7) in the three months ended September 30, 2017. This decrease primarily reflects lower operating income and higher benefit provision for income taxes partially offset by lower interest expense.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2018	2017	Change %
Reported net loss attributable to Coty Inc.	$(12.1)	$(19.7)	39%
% of net revenues	(0.6%)	(0.9%)
Adjustments to reported operating income (a)	161.5	166.4	(3%)
Adjustments to noncontrolling interests (b)	(3.8)	(10.8)	65%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(65.1)	(59.6)	(9%)
Adjusted net income attributable to Coty Inc.	$80.5	$76.3	6%
% of net revenues	4.0%	3.4%
Per Share Data
Adjusted weighted-average common shares
Basic	750.8	748.6
Diluted	752.7	752.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.11	$0.10
Diluted	0.11	0.10

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2018, we had cash and cash equivalents of $423.3 compared with $331.6 as of June 30, 2018.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund operating expenditures, capital expenditures, interest payments, acquisitions, dividends, any share repurchases and principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments.
As a result of the cash on hand, our expected ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt
Debt balances consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

	September 30, 2018	June 30, 2018
Short-term debt	$7.9	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	884.5	368.1
2018 Coty Term A Facility due April 2023	3,326.3	3,371.5
2018 Coty Term B Facility due April 2025	2,383.3	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	640.1	640.9
2026 Euro Notes due April 2026	291.0	291.4
Other long-term debt and capital lease obligations	1.5	1.6
Total debt	8,084.6	7,623.2
Less: Short-term debt and current portion of long-term debt	(200.7)	(218.9)
Total Long-term debt	7,883.9	7,404.3
Less: Unamortized debt issuance costs	(81.9)	(86.2)
Less: Discount on Long-term debt	(12.3)	(12.7)
Total Long-term debt, net	$7,789.7	$7,305.4
On April 5, 2018, we issued senior unsecured notes in a private offering and entered into a new credit agreement (the “2018 Coty Credit Agreement”). The net proceeds of the offering of the notes, together with borrowings under the 2018 Coty Credit Agreement, were used to repay in full and refinance the indebtedness outstanding under our previously existing long-term debt agreements and to pay accrued interest, related premiums, fees and expenses in connection therewith. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
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
The Senior Unsecured Notes are senior unsecured debt obligations of Coty Inc. and will be pari passu in right of payment with all of our existing and future senior indebtedness (including the 2018 Credit Facilities described below). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors (as later defined). The Senior Unsecured Notes are senior unsecured obligations of Coty Inc. and are effectively junior to all existing and future secured indebtedness of Coty Inc. to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
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
2018 Coty Credit Agreement
On April 5, 2018, we entered into the 2018 Coty Credit Agreement which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) our incurrence of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by Coty Inc. and Coty B.V., a Dutch subsidiary of Coty Inc. (the “Dutch Borrower” and, together with Coty Inc., the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
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
Our obligations under the 2018 Coty Credit Agreement are guaranteed by the material wholly-owned subsidiaries of Coty Inc. organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of Coty Inc. and the Guarantors under the 2018 Coty Credit Agreement are secured by a perfected first priority lien (subject to permitted liens) on substantially all of the assets of Coty Inc. and the Guarantors, subject to certain exceptions. The Dutch Borrower does not guarantee the obligations of Coty Inc. under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement.
Scheduled Amortization
We made quarterly payments of 1.25% and 0.25%, beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at our option, either:

•	LIBOR of the applicable qualified currency, of which we can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or

•	Alternate base rate (“ABR”) plus the applicable margin.
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
Debt Maturities Schedule
Aggregate maturities of our long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2018, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$144.2
2020	192.3
2021	192.3
2022	192.3
2023	4,243.3
Thereafter	3,110.8
Total	$8,075.2
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2018 through December 31, 2018	5.50 to 1.00
March 31, 2019 through June 30, 2019	5.25 to 1.00
September 30, 2019 through December 31, 2019	5.00 to 1.00
March 31, 2020 through June 30, 2020	4.75 to 1.00
September 30, 2020 through December 31, 2020	4.50 to 1.00
March 31, 2021 through June 30, 2021	4.25 to 1.00
September 30, 2021 through June 30, 2023	4.00 to 1.00

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
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. As of September 30, 2018, we were in compliance with all covenants contained within the Debt Agreements.
Cash Flows

	Three Months Ended September 30,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash used in operating activities	$(81.9)	$(8.9)
Net cash used in investing activities	(174.4)	(116.0)
Net cash provided by financing activities	351.8	492.4
Net cash used in operating activities
Net cash used in operating activities was $(81.9) and $(8.9) for the three months ended September 30, 2018 and 2017, respectively. The increase in net cash used in operating activities of $73.0 was primarily due to a decrease in net income after adjusting for non-cash items of $36.6 and increases in cash outflows related to net changes in other noncurrent assets and liabilities of $18.9 and working capital of $17.5. The decrease in net income after adjusting for non-cash items in the first quarter of fiscal 2019, compared to the same period in fiscal 2018, resulted primarily from lower net income and other taxes payable and deferred income taxes, partially offset by depreciation and amortization from acquisitions and non-cash asset impairment charges. The net change in other noncurrent assets and liabilities results primarily from the timing of payments and accruals for various long-term assets and liabilities. The changes in working capital result from decreases in accounts payable and accrued expenses and other current liabilities, partially offset by a decrease in trade receivables.
Net cash used in investing activities
Net cash used in investing activities was $(174.4) and $(116.0) for the three months ended September 30, 2018 and 2017, respectively. The increase in cash used for investing activities of $58.4 was primarily attributable to $40.8 of cash paid in the current year for the purchase of a trademark, as compared to $7.5 of payments for working capital adjustments associated with the Younique acquisition in the prior year. In addition, cash outflows for capital projects were approximately $22.2 higher in the current year than in the prior year.
Net cash provided by financing activities
Net cash provided by financing activities was $351.8 and $492.4 for the three months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities of $140.6 was primarily attributable to lower net borrowings of $121.1, payments of deferred debt issuance costs for the 2018 Coty Credit Agreement of $10.0 and lower cash inflows from the issuance of Class A Common Stock and Series A preferred stock of $10.5.
Dividends
The following dividends were declared during three months ended September 30, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, our deleveraging strategy, and general market conditions. For the three months ended September 30, 2018, we did not repurchase any shares of our Class A Common Stock. As of September 30, 2018, we had $396.8 remaining under the Incremental Repurchase Program.
Restricted Share Units
In October 2018, the Remuneration and Compensation Committee of the Board provided for a change in the vesting schedule applicable to certain Restricted Share Units (“RSUs”) granted to employees in 2016, 2017 and 2018, in order to strengthen employee retention and better align with peer compensation practices. These RSUs will vest in tranches over the five-year vesting period, starting in the third year.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of September 30, 2018 and June 30, 2018, the liability amounted to $7.8 and $8.2, of which $6.1 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.7 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of September 30, 2018 and June 30, 2018, the MRFI liability amounted to $49.5 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
Younique

As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the quarter ended September 30, 2018, additional shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.1% increase to the noncontrolling interest ownership percentage. The impact of the additional shares for the three months ended September 30, 2018 was recorded as an increase to redeemable noncontrolling interests (“RNCI”) of $1.6 and a decrease in additional paid-in capital (“APIC”) of $1.6.
We account for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. We recognized $554.5 and $597.7 as the RNCI balances as of September 30, 2018 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of September 30, 2018, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We adjust the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. We recognized $67.7 and $63.6 as the RNCI balances as of September 30, 2018 and June 30, 2018, respectively.
Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through September 30, 2018 amount to a total of R$249.0 million (approximately $62.0). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Contractual Obligations
Our principal contractual obligations and commitments as of September 30, 2018 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2018 Form 10-K. For the three months ended September 30, 2018, there have been no material changes in our contractual obligations outside the ordinary course of business.
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
As of September 30, 2018, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2018 Form 10-K, other than the adoption of ASC 606, Revenue from Contracts with Customers, as discussed in Note 3—Revenue Recognition of the Condensed Consolidated Financial Statements. Below are updated disclosures regarding our goodwill and intangible assets.
Goodwill
Based on the annual impairment test performed at May 1, 2018, we determined that the fair values of our reporting units exceeded their respective carrying values at that date by a range of approximately 20.1% to 97.6%. To determine the fair value of our reporting units, we have used expected growth rates that are in line with expected market growth rates for the respective product categories and include a discount rate of 7.25%. The percentage by which the fair value of the Consumer Beauty reporting unit exceeded its carrying value was 20.1% using projections that assumed an average annual revenue growth rate of 1.8% for fiscal 2019 to fiscal 2023 and a discount rate of 7.25%. The fair value of the Consumer Beauty reporting unit would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by 350 basis points or the discount rate increased by 165 basis points.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $3,184.7 as of September 30, 2018, and is comprised of trademarks for the following brands: OPI of $664.8, CoverGirl of $610.0, the professional product line of Wella of $440.0, Max Factor of $340.0, philosophy of $273.9, Sally Hansen of $184.4, ghd related trademarks of $157.7, Clairol of $45.0 and other brands totaling $468.9. As of the most recent annual impairment test performed at May 1, 2018, the fair value of our Clairol brand exceeded its carrying value by approximately 20.5% using projections that assumed an average annual revenue growth rate of 0.7% for fiscal 2019 to fiscal 2023 and a discount rate of 7.75%. The fair value of the Clairol trademark would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by approximately 356 basis points or the discount rate increased by 65 basis points.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2018 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Interim Chief Financial Officer (“Interim CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and Interim CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) of the Exchange Act during the first fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and Interim CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving our objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings, including regulatory actions, incidental or related to our business, including consumer class or collective action, personal injury (including asbestos-related claims), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our Legal Proceedings, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such Legal Proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” of our 10-K for fiscal 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JAB that settled during the fiscal quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
July 1, 2018 - July 31, 2018	—	$—	—	$—
August 1, 2018 - August 30, 2018	2,600,000	12.40	—	—
September 30, 2018 - September 31, 2018	—	—	—	—
Total	2,600,000	$12.40	—	—

(a) Excludes fees and commissions.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
21.1		List of significant subsidiaries.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

COTY INC.

Date: November 7, 2018	By:	/s/Camillo Pane
Name: Camillo Pane
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Ayesha Zafar
Name: Ayesha Zafar
Title: Interim Chief Financial Officer
(Principal Financial Officer)