Form 10-Q
period 2018-12-31
COTY INC.
filed 2019-02-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
At February 1, 2019, 751,256,879 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net revenues	$2,511.2	$2,637.6	$4,542.5	$4,875.9
Cost of sales	956.7	1,024.9	1,765.8	1,899.1
Gross profit	1,554.5	1,612.7	2,776.7	2,976.8
Selling, general and administrative expenses	1,284.0	1,319.2	2,406.3	2,510.3
Amortization expense	88.5	89.6	181.0	167.8
Restructuring costs	21.5	21.7	37.0	32.9
Acquisition-related costs	—	7.0	—	61.1
Asset impairment charges	965.1	—	977.7	—
Operating (loss) income	(804.6)	175.2	(825.3)	204.7
Interest expense, net	68.3	60.3	132.4	126.7
Other expense, net	4.8	4.2	7.5	8.7
(Loss) income before income taxes	(877.7)	110.7	(965.2)	69.3
Provision (benefit) for income taxes	78.3	(7.9)	0.9	(33.2)
Net (loss) income	(956.0)	118.6	(966.1)	102.5
Net income (loss) attributable to noncontrolling interests	0.6	(1.9)	1.8	(4.1)
Net income attributable to redeemable noncontrolling interests	4.0	11.3	4.8	17.1
Net (loss) income attributable to Coty Inc.	$(960.6)	$109.2	$(972.7)	$89.5
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(1.28)	$0.15	$(1.30)	$0.12
Diluted	(1.28)	0.15	(1.30)	0.12
Weighted-average common shares outstanding:
Basic	751.1	749.6	751.0	749.1
Diluted	751.1	752.7	751.0	752.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net (loss) income	$(956.0)	$118.6	$(966.1)	$102.5
Other comprehensive (loss) income:
Foreign currency translation adjustment	(60.0)	32.0	(108.9)	271.1
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $5.8 and $(3.9), and $5.5 and $(4.0) during the three and six months ended, respectively	(18.7)	7.4	(17.7)	7.3
Pension and other post-employment benefits adjustment, net of tax of $(1.9) and $0.0, and $(1.4) and $0.0 during the three and six months ended, respectively	1.5	0.9	1.6	1.6
Total other comprehensive (loss) income, net of tax	(77.2)	40.3	(125.0)	280.0
Comprehensive (loss) income	(1,033.2)	158.9	(1,091.1)	382.5
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	0.6	(1.9)	1.8	(4.1)
Foreign currency translation adjustment	—	(0.1)	0.2	0.5
Total comprehensive income (loss) attributable to noncontrolling interests	0.6	(2.0)	2.0	(3.6)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.0	11.3	4.8	17.1
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income attributable to redeemable noncontrolling interests	4.0	11.3	4.8	17.1
Comprehensive (loss) income attributable to Coty Inc.	$(1,037.8)	$149.6	$(1,097.9)	$369.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$417.5	$331.6
Restricted cash	27.5	30.6
Trade receivables—less allowances of $72.8 and $81.8, respectively	1,542.7	1,536.0
Inventories	1,164.6	1,148.9
Prepaid expenses and other current assets	562.1	603.9
Total current assets	3,714.4	3,651.0
Property and equipment, net	1,625.7	1,680.8
Goodwill	7,665.0	8,607.1
Other intangible assets, net	7,929.4	8,284.4
Deferred income taxes	182.7	107.4
Other noncurrent assets	153.5	299.5
TOTAL ASSETS	$21,270.7	$22,630.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,818.9	$1,928.6
Accrued expenses and other current liabilities	1,738.8	1,844.4
Short-term debt and current portion of long-term debt	255.7	218.9
Income and other taxes payable	51.6	52.1
Total current liabilities	3,865.0	4,044.0
Long-term debt, net	7,560.9	7,305.4
Pension and other post-employment benefits	519.6	533.3
Deferred income taxes	840.6	842.5
Other noncurrent liabilities	385.7	388.5
Total liabilities	13,171.8	13,113.7
COMMITMENTS AND CONTINGENCIES (See Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	487.6	661.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 5.0 and 5.0 issued and 1.9 and 5.0 outstanding, respectively, at December 31, 2018 and June 30, 2018	—	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 816.2 and 815.8 issued and 751.2 and 750.7 outstanding, respectively, at December 31, 2018 and June 30, 2018	8.1	8.1
Additional paid-in capital	10,734.9	10,750.8
Accumulated deficit	(1,729.7)	(626.2)
Accumulated other comprehensive income	33.6	158.8
Treasury stock—at cost, shares: 65.0 at December 31, 2018 and June 30, 2018	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	7,605.1	8,849.7
Noncontrolling interests	6.2	5.5
Total equity	7,611.3	8,855.2
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$21,270.7	$22,630.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Six Months Ended December 31, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU No. 2016-16 (See Note 2)						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606 (See Note 3)						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per Common Share)					(94.0)					(94.0)		(94.0)
Net income (loss)						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2
Cancellation of Preferred Stock	(3.1)	—								—		—
Exercise of employee stock options and restricted stock units			0.4	—	0.2					0.2		0.2
Shares withheld for employee taxes					(1.3)					(1.3)		(1.3)
Share-based compensation expense					4.4					4.4		4.4
Dividends ($0.125 per Common Share)					(94.6)					(94.6)		(94.6)
Net income (loss)						(960.6)				(960.6)	0.6	(960.0)	4.0
Other comprehensive loss							(77.2)			(77.2)		(77.2)
Distribution to noncontrolling interests, net										—		—	(11.9)
Adjustment of redeemable noncontrolling interests to redemption value					126.7					126.7		126.7	(126.7)
BALANCE—December 31, 2018	1.9	$—	816.2	$8.1	$10,734.9	$(1,729.7)	$33.6	65.0	$(1,441.8)	$7,605.1	$6.2	$7,611.3	$487.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Six Months Ended December 31, 2017
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU No. 2016-09						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Exercise of employee stock options and restricted stock units and related tax benefits			1.5	—	11.2					11.2		11.2
Shares withheld for employee taxes					(3.1)					(3.1)		(3.1)
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.125 per common share)					(94.3)					(94.3)		(94.3)
Net (loss) income						(19.7)				(19.7)	(2.2)	(21.9)	5.8
Other comprehensive income							239.1			239.1	0.6	239.7
Distribution to noncontrolling interests, net										—		—	(6.4)
Dilution of redeemable noncontrolling interest due to additional contribution					17.0					17.0		17.0	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(29.0)					(29.0)		(29.0)	29.0
BALANCE—September 30, 2017	4.2	$—	814.4	$8.1	$11,113.1	$(470.6)	$243.5	65.0	$(1,441.8)	$9,452.3	$1.4	$9,453.7	$562.5
Issuance of Preferred Stock	1.0									—		—
Exercise of employee stock options and restricted stock units and related tax benefits			0.4		2.5					2.5		2.5
Shares withheld for employee taxes					(0.3)					(0.3)		(0.3)
Share-based compensation expense					9.0					9.0		9.0
Dividends ($0.125 per common share)					(94.4)					(94.4)		(94.4)
Net income (loss)						109.2				109.2	(1.9)	107.3	11.3
Other comprehensive income							40.4			40.4	(0.1)	40.3
Distribution to noncontrolling interests, net										—		—	(25.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(8.3)					(8.3)		(8.3)	8.3
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(81.3)					(81.3)		(81.3)	81.3
BALANCE—December 31, 2017	5.2	$—	814.8	$8.1	$10,940.3	$(361.4)	$283.9	65.0	$(1,441.8)	$9,429.1	$(0.6)	$9,428.5	$638.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(966.1)	$102.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	367.7	350.5
Deferred income taxes	(55.9)	(75.1)
Provision for bad debts	9.4	9.0
Provision for pension and other post-employment benefits	18.2	22.2
Share-based compensation	8.2	16.2
Asset impairment charges	977.7	—
Non-cash restructuring charges	23.8	0.2
Other	26.4	(5.3)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(45.5)	(246.6)
Inventories	(35.2)	(22.2)
Prepaid expenses and other current assets	19.7	(47.6)
Accounts payable	(28.6)	18.7
Accrued expenses and other current liabilities	(87.4)	185.6
Income and other taxes payable	12.8	19.5
Other noncurrent assets	24.7	(14.9)
Other noncurrent liabilities	(32.2)	(4.9)
Net cash provided by operating activities	237.7	307.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(259.3)	(232.2)
Payment for business combinations and asset acquisitions, net of cash acquired	(40.8)	(264.6)
Proceeds from sale of asset	—	2.8
Net cash used in investing activities	(300.1)	(494.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt, original maturity less than three months	39.7	71.5
Proceeds from revolving loan facilities	1,076.6	1,437.0
Repayments of revolving loan facilities	(644.8)	(1,166.4)
Repayments of term loans and other long-term debt	(95.6)	(95.5)
Dividend payment	(188.4)	(188.1)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	0.9	13.7
Net proceeds from foreign currency contracts	2.4	8.2
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(22.9)	(40.0)
Payment of debt issuance costs	(10.7)	(4.0)
All other	(3.5)	(3.2)
Net cash provided by financing activities	153.7	33.2
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8.5)	8.0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82.8	(145.0)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	362.2	570.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$445.0	$425.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$140.7	$129.4
Cash received during the period for settlement of interest rate swaps (See Note 13)	43.2	—
Cash paid during the period for income taxes, net of refunds received	57.6	57.5
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$83.3	$72.6
Non-cash contingent consideration for business combination (see Note 5)	—	5.0

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2018. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2019. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2018 and June 30, 2018, the Company had restricted cash of $27.5 and $30.6, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2018 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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

Tax Information
The effective income tax rate for the three months ended December 31, 2018 and 2017 was (8.9)% and (7.1)%, respectively, and (0.1)% and (47.9)% for the six months ended December 31, 2018 and 2017, respectively. The change in effective tax rate for the three and six months ended December 31, 2018, as compared to the prior year periods, is primarily due to goodwill impairment recorded in the current periods that is not tax deductible.
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
On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. The Company recorded its initial estimate of the impact of the Tax Act in fiscal 2018. This estimate was a charge of approximately $41.0 as a result of utilizing tax attributes (e.g., net operating losses and foreign tax credits) to fully offset the cash impact of the one-time deemed repatriation tax. During fiscal 2019, the Company finalized its estimate of the impact of the Tax Act and no additional adjustments were required.
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
As of December 31, 2018 and June 30, 2018, the gross amount of UTBs was $317.6 and $303.6, respectively. As of December 31, 2018, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $126.8. As of December 31, 2018 and June 30, 2018, the liability associated with UTBs, including accrued interest and penalties, was $142.5 and $135.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.5 and $1.0 for the three months ended December 31, 2018 and 2017, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018 was $15.7 and $13.1, respectively. On the basis of the information available as of December 31, 2018, it is reasonably possible that a decrease of up to $25.4 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The Company adopted this new standard on July 1, 2018. See Note 3—Revenue Recognition for more information on the effects of the adoption of this standard.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard in the first quarter of fiscal 2019 using the modified retrospective transition method and recognized tax expense, as an adjustment to the July 1, 2018 accumulated deficit balance of $7.6 and $120.8 that were previously deferred in Prepaid expenses and other current assets and Other noncurrent assets, respectively. The recognition of this tax expense was partially offset by a previously unrecognized deferred tax asset of $15.8, resulting in a cumulative-effect adjustment of $112.6 as an increase to the July 1, 2018 accumulated deficit balance.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. The Company early adopted the ASU during the first quarter of fiscal 2019. As of July 1, 2018, the adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), which requires employers to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the underlying employees during the period. The other components of net periodic benefit cost are required to be reported separately and outside of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The new guidance also allows a practical expedient that permits employers to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted this standard during the first quarter of fiscal 2019 and retrospectively applied it to each prior period presented. In doing so, as a practical expedient, the Company used the prior comparative period Employee Benefit Plans footnote (see Note 12).
The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU No. 2017-07:

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted
Cost of sales	$1,025.0	$(0.1)	$1,024.9	$1,899.3	$(0.2)	$1,899.1
Selling, general and administrative expenses	1,319.9	(0.7)	1,319.2	2,511.7	(1.4)	2,510.3
Operating income	174.4	0.8	175.2	203.1	1.6	204.7
Other expense, net	3.4	0.8	4.2	7.1	1.6	8.7
Net income	118.6	—	118.6	102.5	—	102.5
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies the scope of the guidance in ASU No. 2016-13. The amendment will be effective for the Company in fiscal 2021 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Lessees and lessors have the option to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. The Company has selected the transition method provided by the authoritative guidance in ASU No. 2018-11, Leases (Topic 842), and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has an implementation team in place that is performing a comprehensive evaluation of the impact the standard will have on the Company’s Condensed Consolidated Financial Statements and related disclosures. The evaluation includes assessing the Company’s lease portfolio, the implementation of new software to meet reporting requirements and the impact to business processes. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides lessors the election to consider certain sales and similar taxes as lessee costs and exclude them from consideration in the contract, requires lessors to exclude certain lessor costs paid directly to third parties from expenses and related revenues, and requires the allocation of certain variable payments to the lease and nonlease components when changes in facts and circumstances related to the payments occur. The amendment will be effective for the Company in fiscal 2020 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
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
The Company recorded a net increase to its accumulated deficit as of July 1, 2018 (as presented below) due to the cumulative impact of adopting the New Revenue Standard, with the impact primarily related to the timing of accrual for certain customer incentives and markdowns at the time of sell-in and reclassification of certain marketing fixtures expense as a reduction of gross revenue.
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
The following table summarizes the impacts of adopting the New Revenue Standard on the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2018:

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$2,511.2	$(23.9)	$2,487.3
Selling, general and administrative expenses	1,284.0	0.2	1,284.2
Net loss	(956.0)	(18.3)	(974.3)
Net loss attributable to Coty Inc.	(960.6)	(18.1)	(978.7)

Net loss attributable to Coty Inc. per common share:
Basic	$(1.28)	$(0.02)	$(1.30)
Diluted	(1.28)	(0.02)	(1.30)
The following table summarizes the impacts of adopting the New Revenue Standard on the Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2018:

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$4,542.5	$(16.7)	$4,525.8
Selling, general and administrative expenses	2,406.3	1.3	2,407.6
Net loss	(966.1)	(13.4)	(979.5)
Net loss attributable to Coty Inc.	(972.7)	(13.6)	(986.3)

Net loss attributable to Coty Inc. per common share:
Basic	$(1.30)	$(0.02)	$(1.32)
Diluted	(1.30)	(0.02)	(1.32)
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
Luxury — primarily focused on prestige fragrances, premium skin care and premium color cosmetics;
Consumer Beauty — primarily focused on color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care;
Professional Beauty — primarily focused on hair and nail care products for professionals.
Certain revenues and shared costs and the results of corporate initiatives are managed outside of the three segments by Corporate. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes restructuring and realignment costs, costs related to acquisition activities and certain other expense items not attributable to ongoing operating activities of the segments.
With the adoption of ASU No. 2017-07 (see Note 2—Summary of Significant Accounting Policies), the non-service cost components of net periodic benefit cost have been removed from consolidated operating expenses and included in consolidated other expense, net. For segment reporting, however, all components of net periodic benefit cost are included in segment operating results as these components continue to comprise the basis on which the CODM analyzes segment results. In order to reconcile the total of segment operating (loss) income to consolidated operating (loss) income, reclassification adjustments related to the non-service costs components have been included in Corporate in the table below.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2018	2017	2018	2017
Net revenues:
Luxury	$1,017.5	$951.2	$1,810.4	$1,715.6
Consumer Beauty	967.8	1,138.6	1,796.6	2,182.0
Professional Beauty	525.9	547.8	935.5	978.3
Total	$2,511.2	$2,637.6	$4,542.5	$4,875.9
Operating income (loss):
Luxury	$113.6	$85.1	$162.3	$141.8
Consumer Beauty	(906.9)	99.3	(925.5)	161.2
Professional Beauty	73.8	73.5	78.8	71.8
Corporate	(85.1)	(82.7)	(140.9)	(170.1)
Total	$(804.6)	$175.2	$(825.3)	$204.7
Reconciliation:
Operating (loss) income	$(804.6)	$175.2	$(825.3)	$204.7
Interest expense, net	68.3	60.3	132.4	126.7
Other expense, net	4.8	4.2	7.5	8.7
(Loss) income before income taxes	$(877.7)	$110.7	$(965.2)	$69.3
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2018	2017	2018	2017
Fragrance	43.5%	40.7%	42.3%	39.1%
Color Cosmetics	23.3	24.1	24.7	26.3
Hair Care	24.4	24.5	24.3	24.2
Skin & Body Care	8.8	10.7	8.7	10.4
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%
5. BUSINESS COMBINATIONS
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition further strengthens the Company’s position in the global beauty industry. Total purchase consideration, after post-closing adjustments, was £191.7 million, the equivalent of $256.3, at the time of closing. Included in the purchase price was cash consideration of £183.3 million, the equivalent of $245.1, at the time of closing, in addition to £8.4 million, the equivalent of $11.2, of estimated contingent consideration, at the time of closing.
The future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the portion of contingent consideration payable within twelve months from the December 31, 2018 balance sheet date is recorded in Accrued expenses and other current liabilities and the remainder is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. From the date of acquisition through the end of the second quarter of fiscal 2019, the Company made £2.9 million in contingent payments.
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
6. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $0.0 and $7.0 for the three months ended December 31, 2018 and 2017, respectively and $0.0 and $61.1 for the six months ended December 31, 2018 and 2017, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations. Acquisition-related costs incurred during the three and six months ended December 31, 2017 were primarily related to the acquisition of The Procter & Gamble Company’s (“P&G”) beauty business (the “P&G Beauty Business”).
7. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2018 and 2017 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Global Integration Activities	$22.2	$15.1	$28.7	$24.9
2018 Restructuring Actions	(0.3)	10.8	8.8	11.9
Other Restructuring	(0.4)	(4.2)	(0.5)	(3.9)
Total	$21.5	$21.7	$37.0	$32.9
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has and expects to continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $499.4 related to approved initiatives through December 31, 2018, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	1.6	1.8	23.8	1.5	28.7
Cumulative through December 31, 2018	$403.0	$43.5	$42.7	$10.2	$499.4
Over the next two fiscal years, the Company expects to incur approximately $30.0 of additional restructuring charges pertaining to the approved actions, primarily related to contract terminations, employee termination benefits and other related exit costs.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$203.0	$17.0	$—	$3.1	$223.1
Restructuring charges	7.1	1.8	23.8	1.7	34.4
Payments	(75.7)	(6.1)	—	(2.2)	(84.0)
Changes in estimates	(5.5)	—	—	(0.2)	(5.7)
Non-cash utilization	—	—	(23.8)	—	(23.8)
Effect of exchange rates	(1.5)	—	—	—	(1.5)
Balance—December 31, 2018	$127.4	$12.7	$—	$2.4	$142.5
The Company currently estimates that the total remaining accrual of $142.5 will result in cash expenditures of approximately $106.2, $33.3 and $3.0 in fiscal 2019, 2020 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $77.2 related to approved initiatives through December 31, 2018, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	7.9	—	—	0.9	8.8
Cumulative through December 31, 2018	$71.4	$0.2	$1.3	$4.3	$77.2
Over the next three fiscal years, the Company expects to incur approximately $7.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$48.0	$0.2	$3.3	$51.5
Restructuring charges	9.2	—	0.9	10.1
Payments	(30.4)	—	(1.3)	(31.7)
Changes in estimates	(1.3)	—	—	(1.3)
Effect of exchange rates	(0.7)	—	—	(0.7)
Balance—December 31, 2018	$24.8	$0.2	$2.9	$27.9

The Company currently estimates that the total remaining accrual of $27.9 will result in cash expenditures of approximately $22.1, $4.9 and $0.9 in fiscal 2019, 2020 and thereafter, respectively.
Other Restructuring
In connection with the acquisition of the Burberry Beauty Business, the Company recorded the reversal of $(0.1) of restructuring costs relating to third party contract terminations during the six months ended December 31, 2018. The related liability balances were $1.0 and $3.9 at December 31, 2018 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $1.0 will result in cash expenditure in fiscal 2019.
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company incurred (income) expenses of $(0.2) and $(3.9) during the six months ended December 31, 2018 and 2017, respectively. The related liability balances were $7.3 and $9.4 at December 31, 2018 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $7.3 will result in cash expenditures of $2.3, $2.5 and $2.5 in fiscal 2019, 2020 and 2021, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company incurred (income) expenses of $(0.2) and nil during the six months ended December 31, 2018 and 2017, respectively. The related liability balances were $5.4 and $7.0 at December 31, 2018 and June 30, 2018, respectively. The Company estimates that the remaining accrual of $5.4 at December 31, 2018 will result in cash expenditures of $2.7, $2.2 and $0.5 in fiscal 2019, 2020 and thereafter, respectively.
8. INVENTORIES
Inventories as of December 31, 2018 and June 30, 2018 are presented below:

	December 31, 2018	June 30, 2018
Raw materials	$289.6	$278.6
Work-in-process	18.4	21.8
Finished goods	856.6	848.5
Total inventories	$1,164.6	$1,148.9
9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal 2018.
In the course of evaluating the results for the second quarter of fiscal 2019, the Company noted the cash flows associated with its Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories mainly impacting the CoverGirl, Rimmel, Max Factor, Bourjois and Clairol trademarks; additional shelf-spaces losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, the Company considered the impact of a 75 basis point increase in the discount rate, which adversely affected the fair value of the reporting unit. Management concluded that these adverse factors represented indicators of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit. As a result, in the three and six months ended December 31, 2018, the Company recognized asset impairment charges of $930.3, of which $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described below and recorded in Asset impairment charges in the Condensed Consolidated Statements of Operations.
Additionally, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8 for the three and six months ended December 31, 2018. In addition to the impact of a 75 basis point increase in the discount rate for the trademark, the Company considered the impact of the business indicators of lower than expected net revenue growth in the U.S. and a decrease in the level of expected profitability of the trademark.

Goodwill
Goodwill as of December 31, 2018 and June 30, 2018 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$3,366.6	$4,927.5	$953.8	$9,247.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2018	$2,962.9	$4,690.4	$953.8	$8,607.1

Changes during the period ended December 31, 2018:
Measurement period adjustments (a)	(10.5)	0.6	0.5	(9.4)
Foreign currency translation	(30.2)	(51.5)	(18.5)	(100.2)
Impairment charges	—	(832.5)	—	(832.5)

Gross balance at December 31, 2018	$3,325.9	$4,876.6	$935.8	$9,138.3
Accumulated impairments	(403.7)	(1,069.6)	—	(1,473.3)
Net balance at December 31, 2018	$2,922.2	$3,807.0	$935.8	$7,665.0

(a) Includes measurement period adjustments in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2018 and June 30, 2018 are presented below:

	December 31, 2018	June 30, 2018
Indefinite-lived other intangible assets	$3,052.0	$3,186.2
Finite-lived other intangible assets, net	4,877.4	5,098.2
Total Other intangible assets, net	$7,929.4	$8,284.4

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$414.6	$1,703.1	$1,266.3	$3,384.0
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2018	295.8	1,627.2	1,263.2	3,186.2

Changes during the period ended December 31, 2018:
Foreign currency translation	(5.8)	(7.1)	(7.7)	(20.6)
Impairment charges	(22.8)	(90.8)	—	(113.6)

Gross balance at December 31, 2018	408.8	1,696.0	1,258.6	3,363.4
Accumulated impairments	(141.6)	(166.7)	(3.1)	(311.4)
Net balance at December 31, 2018	$267.2	$1,529.3	$1,255.5	$3,052.0
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2018
License agreements	$3,362.7	$(792.9)	$—	$2,569.8
Customer relationships	1,960.5	(508.7)	(5.5)	1,446.3
Trademarks	1,002.1	(185.5)	(0.4)	816.2
Product formulations and technology	361.2	(95.3)	—	265.9
Total	$6,686.5	$(1,582.4)	$(5.9)	$5,098.2
December 31, 2018
License agreements (a)	$3,259.9	$(810.7)	$(19.6)	$2,429.6
Customer relationships (a)	1,949.7	(572.0)	(5.5)	1,372.2
Trademarks (b)	1,040.2	(207.1)	(0.4)	832.7
Product formulations and technology	353.9	(111.0)	—	242.9
Total	$6,603.7	$(1,700.8)	$(25.5)	$4,877.4

(a) Includes measurement period adjustments during the six months ended December 31, 2018 in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).
(b) Includes an acquired trademark of $40.8.
In July 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
Amortization expense was $88.5 and $89.6 for the three months ended December 31, 2018 and 2017, respectively and $181.0 and $167.8 for the six months ended December 31, 2018 and 2017, respectively.

10. DEBT
The Company’s debt balances consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

	December 31, 2018	June 30, 2018
Short-term debt	$54.3	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	783.9	368.1
2018 Coty Term A Facility due April 2023	3,242.6	3,371.5
2018 Coty Term B Facility due April 2025	2,359.6	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	628.6	640.9
2026 Euro Notes due April 2026	285.7	291.4
Other long-term debt and capital lease obligations	1.3	1.6
Total debt	7,906.0	7,623.2
Less: Short-term debt and current portion of long-term debt	(255.7)	(218.9)
Total Long-term debt	7,650.3	7,404.3
Less: Unamortized debt issuance costs (a)	(77.7)	(86.2)
Less: Discount on Long-term debt	(11.7)	(12.7)
Total Long-term debt, net	$7,560.9	$7,305.4

(a) Consists of unamortized debt issuance costs of $28.0 and $31.4 for the 2018 Coty Revolving Credit Facility, $26.1 and $29.2 for the 2018 Coty Term A Facility and $10.1 and $10.9 for the 2018 Coty Term B Facility, $7.7 and $8.3 for the 2026 Dollar and Euro Notes and $5.8 and $6.4 for the 2023 Euro Notes as of December 31, 2018 and June 30, 2018, respectively.
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
Scheduled Amortization
The Company made quarterly payments of 1.25% and 0.25% beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	December 31, 2018		June 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	6,386.1	5,947.8	6,130.1	6,070.8
Senior Unsecured Notes	1,464.3	1,278.3	1,482.3	1,449.9
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of December 31, 2018, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$95.0
2020	190.0
2021	190.0
2022	190.0
2023	4,096.8
Thereafter	3,088.6
Total	$7,850.4

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

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement). Adjusted EBITDA as defined in the 2018 Coty Credit Agreement includes certain add backs related to cost savings, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement.
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
As of December 31, 2018, the Company was in compliance with all covenants contained within the Debt Agreements.
11. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2018 and 2017 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest expense	$74.1	$69.6	$146.5	$137.0
Foreign exchange gains, net of derivative contracts	(0.2)	(6.9)	(3.8)	(5.9)
Interest income	(5.6)	(2.4)	(10.3)	(4.4)
Total interest expense, net	$68.3	$60.3	$132.4	$126.7

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$8.6	$9.8	$0.3	$0.5	$8.9	$10.3
Interest cost	0.2	0.1	3.3	3.1	0.5	0.6	4.0	3.8
Expected return on plan assets	—	—	(2.1)	(1.9)	—	—	(2.1)	(1.9)
Amortization of prior service cost (credit)	—	—	0.1	0.1	(1.5)	(1.4)	(1.4)	(1.3)
Amortization of net (gain) loss	(0.2)	(0.1)	(0.1)	0.4	—	(0.1)	(0.3)	0.2
Net periodic benefit cost (credit)	$—	$—	$9.8	$11.5	$(0.7)	$(0.4)	$9.1	$11.1

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$16.8	$19.6	$0.6	$1.0	$17.4	$20.6
Interest cost	0.4	0.3	6.6	6.2	1.0	1.2	8.0	7.7
Expected return on plan assets	—	—	(4.2)	(3.8)	—	—	(4.2)	(3.8)
Amortization of prior service cost (credit)	—	—	0.2	0.2	(3.0)	(2.8)	(2.8)	(2.6)
Amortization of net (gain) loss	(0.4)	(0.3)	0.2	0.7	—	(0.1)	(0.2)	0.3
Net periodic benefit cost (credit)	$—	$—	$19.6	$22.9	$(1.4)	$(0.7)	$18.2	$22.2
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
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative and positive impacts of changes in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
During August 2018, the Company extended the maturity of the interest rate swap portfolio through 2021 by replacing its original swap contracts with swap contracts having longer maturities to manage the medium term exposure to interest rate increases. The Company received $43.2 for settlement of the original swap contracts. As the forecasted interest expense under the original swap agreements is still probable, the related accumulated other comprehensive income (loss) (“AOCI/(L)”) will be amortized in line with the timing of the forecasted transactions. As of December 31, 2018 and June 30, 2018, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.
Derivative and non-derivative financial instruments which are designated as hedging instruments:

The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $193.6 and $115.0 as of December 31, 2018 and June 30, 2018, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Foreign exchange forward contracts	$0.4	$0.3	$0.4	$(0.2)
Interest rate swap contracts	(21.0)	11.0	(15.9)	11.5
Net investment hedge	74.3	(10.9)	78.6	(33.0)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $14.0 and $31.7 as of December 31, 2018 and June 30, 2018, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $8.3. As of December 31, 2018, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Foreign exchange forward contracts:
Net revenues	$—	$0.2	$—	$0.4
Cost of sales	—	0.4	—	0.5
Interest rate swap contracts:
Interest expense	$3.9	$(0.6)	$7.7	$(0.9)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Selling, general and administrative expenses	$0.1	$0.3	$0.1	$(0.9)
Interest expense, net	(5.6)	5.0	(1.6)	13.1
Other expense, net	0.1	(0.2)	1.4	—
14. EQUITY
Common Stock
As of December 31, 2018, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2018, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 751.2 million.
The Company’s largest stockholder is JAB Cosmetics B.V. (“JABC”), which owns approximately 40% of Coty’s Class A shares as of December 31, 2018. Both JABC and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and six months ended December 31, 2018, JABC acquired 8.2 million and 10.8 million shares of Class A Common Stock, respectively, in open market purchases on the New York Stock Exchange. The Company did not receive any proceeds from these stock purchases conducted by JABC.

Preferred Stock
As of December 31, 2018, total authorized shares of preferred stock are 20.0 million. The only class of Preferred Stock that is outstanding as of December 31, 2018 is the Series A Preferred Stock with a par value of $0.01 per share. As of December 31, 2018, total authorized shares of Series A Preferred Stock are 6.3 million, total issued shares of Series A Preferred Stock are 5.0 million and total outstanding shares of Series A Preferred Stock are 1.9 million. The Series A Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law.
Of the 1.9 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 0.4 million shares vest on April 15, 2020, 0.3 million shares vest on February 16, 2022 and 0.2 million vest on November 16, 2022. As of December 31, 2018, the Company classified $1.1 of Series A Preferred Stock as equity, and $1.8 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, available cash, the Company’s deleveraging strategy and general market conditions. For the three and six months ended December 31, 2018, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2018, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Dividends
The following dividends were declared during the six months ended December 31, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8
November 7, 2018	Quarterly	$0.125	November 30, 2018	$95.1	December 14, 2018	$93.9	$1.2
Fiscal 2019		$0.250		$189.7		$187.7	$2.0

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
In addition to the activity noted in the table above, the Company made a payment of $0.7 for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2018. Total dividends paid during the six months ended December 31, 2018 was $188.4, which was recorded as a decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2018.
The Company recorded an additional decrease to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2018 of $0.2, consisting of $2.0 dividends payable on dividends declared during the six months ended December 31, 2018 offset by $0.7 dividends paid for previously accrued dividends on vested RSUs and $1.1 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs. Total dividends recorded to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2018 is $(188.6). Total accrued dividends on unvested RSUs and phantom units of $2.1 and $4.1 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2018.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (loss) on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8
Other comprehensive (loss) income before reclassifications	(11.8)	78.6	(187.7)	—	(120.9)
Net amounts reclassified from AOCI/(L)	(5.9)	—	—	1.6	(4.3)
Net current-period other comprehensive (loss) income	(17.7)	78.6	(187.7)	1.6	(125.2)
Balance—December 31, 2018	$14.0	$193.6	$(232.0)	$58.0	$33.6

(a) For the six months ended December 31, 2018, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service costs and actuarial losses of $3.0, net of tax of $1.4.

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive income (loss) before reclassifications	7.2	(33.0)	303.6	1.6	279.4
Net amounts reclassified from AOCI/(L)	0.1	—	—	—	0.1
Net current-period other comprehensive income (loss)	7.3	(33.0)	303.6	1.6	279.5
Balance—December 31, 2017	$19.9	$(56.7)	$282.8	$37.9	$283.9
15. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is show in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Equity plan expense	$4.4	$9.0	$10.8	$17.1
Liability plan (income) expense	(2.6)	0.4	(2.6)	(0.9)
Fringe expense	0.5	0.5	0.5	1.8
Total share-based compensation expense	$2.3	$9.9	$8.7	$18.0
The share-based compensation expense for the three and six months ended December 31, 2018 of $2.3 and $8.7, respectively, includes $8.2 and $17.5 expense for the period offset by $(5.9) and $(8.8) income for the period due to significant executive forfeitures of share-based compensation instruments during the period, respectively.
As of December 31, 2018, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock and restricted and other share awards is $36.5, $1.2 and $104.0, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred stock and restricted and other share awards is expected to be recognized over a weighted-average period of 3.74, 2.97 and 2.59 years, respectively.
Restricted Share Units and Other Share Awards

On October 1, 2018, the Company’s Board of Directors approved a modification of the vesting schedules for certain RSUs granted during fiscal 2017, 2018 and 2019 to improve the Company’s ability to retain the affected employees, from five year cliff vesting to graded vesting where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. Five hundred sixty employees held outstanding awards subject to the October 1, 2018 modification. The incremental stock based compensation expense resulting from the modification was $0.5 for the three months ended December 31, 2018.
The Company granted approximately 1.1 million and 6.1 million RSUs and other share awards during the three and six months ended December 31, 2018, respectively, with a weighted-average grant date fair value per share of $11.34, which vest, as granted, on the fifth anniversary of the grant date. The Fiscal 2019 Annual Equity Long Term Incentive Plan (“ELTIP”) RSUs, of which 5.0 million RSUs were awarded on September 4, 2018, was modified as noted above. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $3.6 and $6.6 for the three months ended December 31, 2018 and 2017, respectively, and $7.7 and $12.5 for the six months ended December 31, 2018 and 2017, respectively.
Series A Preferred Stock
The Company granted no shares of Series A Preferred Stock during the three and six months ended December 31, 2018. The Company recognized share-based compensation (income) expense of $(4.1) and $0.7 for the three months ended December 31, 2018 and 2017, respectively, and $(4.2) and $(0.4) for the six months ended December 31, 2018 and 2017, respectively.
Non-Qualified Stock Options
The Company granted 2.3 million non-qualified stock options during the three and six months ended December 31, 2018. The Company recognized share-based compensation expense of $2.8 and $2.6 for the three months ended December 31, 2018 and 2017, respectively, and $5.2 and $5.9 for the six months ended December 31, 2018 and 2017, respectively.
16. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(960.6)	$109.2	$(972.7)	$89.5
Weighted-average common shares outstanding—Basic	751.1	749.6	751.0	749.1
Effect of dilutive stock options and Series A Preferred Stock (a)	—	1.2	—	1.4
Effect of restricted stock and RSUs (b)	—	1.9	—	2.0
Weighted-average common shares outstanding—Diluted	751.1	752.7	751.0	752.5
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(1.28)	$0.15	$(1.30)	$0.12
Diluted	(1.28)	0.15	(1.30)	0.12

(a)
For the three and six months ended December 31, 2018, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the three and six months ended December 31, 2017, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 15.3 million and 13.6 million shares of common stock, respectively, were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three and six months ended December 31, 2018, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the three and six months ended December 31, 2017, 2.6 million and 4.1 million of outstanding RSUs, respectively, were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive.

17. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of December 31, 2018 and June 30, 2018, the liability amounted to $7.5 and $8.2, of which $6.3 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.2 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of December 31, 2018 and June 30, 2018, the MRFI liability amounted to $49.6 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the quarter ended September 30, 2018, additional shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.1% increase to the noncontrolling interest ownership percentage. The impact of the additional shares for the three and six months ended December 31, 2018 was recorded as an increase to redeemable noncontrolling interests (“RNCI”) of $1.6 and a decrease in additional paid-in capital (“APIC”) of $1.6.
The Company accounts for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $415.0 and $597.7 as the RNCI balances as of December 31, 2018 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of December 31, 2018, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $70.5 and $63.6 as the RNCI balances as of December 31, 2018 and June 30, 2018, respectively.
18. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, regulatory, administrative and other legal proceedings, including consumer class or collective actions, personal injury (including asbestos related claims), intellectual property, competition and advertising claims litigation, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the

Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through December 31, 2018 amount to a total of R$249.0 million (approximately $64.1). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
19. SUBSEQUENT EVENTS
Quarterly Dividend
On February 8, 2019, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on March 15, 2019 to holders of record of Common Stock as of February 28, 2019, and will be considered a return of capital.

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
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s targets and outlook for future reporting periods (including the extent and timing of revenue and profit trends and the Consumer Beauty division’s stabilization), establishing the Company as a global leader and challenger in beauty, the Company’s future operations and strategy (including management’s review of the business, as well as brand relaunches and performance in emerging markets and channels), synergies, savings, performance, cost, timing and integration relating to our recent acquisitions (including The Procter & Gamble Company’s beauty business (the “P&G Beauty Business”)), ongoing and future cost efficiency and restructuring initiatives and programs (including timing and impact), strategic transactions (including mergers and acquisitions, joint ventures, investments, divestitures, licenses and portfolio rationalizations), future cash flows and liquidity and borrowing capacity, future effective tax rates, timing and size of cash outflows and debt deleveraging, impact and timing of supply chain disruptions and the resolution thereof, finalization of a strategic plan and the anticipated priorities of our new senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including:

•
our ability to develop and achieve our global business strategies, our ability to compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives within the expected time frame or at all;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any launches or relaunches and their associated costs and discounting, and consumer receptiveness to our marketing and consumer engagement activities (including digital marketing and media);

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, pension expense and the fair value of acquired assets and liabilities associated with acquisitions and the fair value of redeemable noncontrolling interests;

•	the impact of any future impairments;

•
managerial, integration, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with multiple ongoing and future strategic initiatives and internal reorganizations;

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

•	currency exchange rate volatility and currency devaluation;

•	the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation;

•	our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;

•
disruptions in operations and sales, including due to disruptions in supply chain, logistics, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results, and on our relationships with licensors and retailers, our in-store execution and product launches and promotions;

•
restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs, including access to capital under current market conditions;

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

•	our ability to attract and retain key personnel and the impact of the recent senior management transitions;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products; and

•	other factors described elsewhere in this document and from time to time in documents that we file with the SEC.
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
Industry, Ranking and Market Data
Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations about our industry, market position, market opportunity and market sizes, is based on data from various sources including internal data and estimates as well as third-party sources widely available to the public such as independent industry publications, government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third-party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we generally believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.
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
Certain market segments and geographies in which we compete generally continue to grow moderately. While luxury fragrances and skin care categories are experiencing growth, single digit declines in the retail nail, mass color cosmetics and mass fragrances categories in the U.S. and certain key countries in Western Europe continue to impact our business and financial results. In certain categories, our revenues are declining faster than the category or despite category growth.
The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Despite strong consumer demand and innovation in the Luxury and Professional Beauty divisions, results in the first half of fiscal 2019 reflected the impact of the supply chain disruptions on all divisions, as discussed below. The deterioration in Consumer Beauty’s results were further impacted by the continued weakness in U.S. and Europe mass beauty categories, and the continued impact from distribution losses.
Leadership changes and strategic review of business
Our top priority has been taking the necessary steps to stabilize our business and build a sustainable foundation to position the Company for long-term success. The composition of our board of directors has evolved, and we implemented several executive leadership changes to drive our ongoing transformation and growth. Under the direction of our new leadership team, we are undertaking a broad review of the business with the objective of designing a strategic roadmap for consistent and profitable growth, with an emphasis on gross margin improvement. As part of this initiative, we may make changes to any of the current strategies for our business, brands, operations, capital allocation and organization. We expect to provide more details as management defines and implements this initiative.

Transformation of our business

Following our acquisition of the P&G Beauty Business, we have been focused on integrating, restructuring and optimizing the combined organization. Through December 31, 2018, we incurred life-to-date Global Integration Activities expenditures of approximately $1,260 million and $400 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2021. We currently expect to incur to a total of approximately $1.4 billion of operating expenditures in connection with the Global Integration Activities. The last principal step of the integration, which we expect to complete in the second half of fiscal 2019, includes the completion of the one order, one invoice, one shipment program which will make Coty a fully integrated company, able to sell, ship and invoice our brands in a seamless way for our customers, allowing significant simplification for our customers and employees and increasing our scalability potential.
We have been engaged in a transformation of our supply chain aimed at integrating and optimizing the combined organization, and we continue to focus on streamlining our supply chain footprint and processes in order to increase efficiency and improve utilization. In the first half of fiscal 2019, we experienced disruptions in our supply chain which have negatively impacted our results and our realization of our net synergies, including:

•	warehouse and planning center consolidation disruptions in Europe and in North America, which impacted all three divisions; and

•	component shortages from certain external suppliers, which impacted our Luxury and Consumer Beauty divisions (together, the “Supply Chain Disruptions”).
As a result of these disruptions, we decided to modify our distribution center consolidation plan for the remainder of the year to mitigate some of these disruptions. While we believe we have resolved the most critical supply chain integration issues, we continue to expect a moderate impact on our results through the end of fiscal 2019.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended December 31, 2018 As Compared To Three Months Ended December 31, 2017 and Six Months Ended December 31, 2018 As Compared To Six Months Ended December 31, 2017.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, our management uses the Adjusted Performance Measures as key metrics in the evaluation of our performance, preparation of our annual budgets and to benchmark performance of our business against our competitors. The following are examples of how these Adjusted Performance Measures are utilized by our management:

•	strategic plans and annual budgets are prepared using the Adjusted Performance Measures;

•	senior management receives a monthly analysis comparing budget to actual operating results that is prepared using the Adjusted Performance Measures; and

•	senior management’s annual compensation is calculated, in part, by using some of the Adjusted Performance Measures.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2018	n/a	n/a
Second quarter fiscal 2018	Acquisition: Burberry Beauty Business (Luxury segment)	First quarter fiscal 2019 financial contribution excluded
Third quarter fiscal 2018	Termination: Guess (Consumer Beauty segment)	First and second quarter fiscal 2018 financial contribution excluded
Fourth quarter fiscal 2018	Divestitures of licenses: Playboy (Consumer Beauty segment) and Cerruti (Luxury segment)	First quarter and second quarter fiscal 2018 financial contribution excluded
When used herein, the term “Acquisitions” and “Divestitures” or “Divestiture”, as applicable, refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

THREE MONTHS ENDED DECEMBER 31, 2018 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017
NET REVENUES
In the three months ended December 31, 2018, net revenues decreased 5%, or $126.4, to $2,511.2 from $2,637.6 in the three months ended December 31, 2017. The impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, had a negative impact of 2% on the total percentage change in net revenues in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Excluding the impact of the Divestitures, total net revenues decreased 3%, or $66.3, to $2,511.2 in the three months ended December 31, 2018 from $2,577.5 in the three months ended December 31, 2017, reflecting a decrease in unit volume of 7% and a negative foreign currency exchange translation impact of 4% offset by a positive price and mix impact of 8%. The unit volume decrease and positive price and mix impact primarily reflect:

(i)
Lower sales volume as a result of negative market share trends in the color cosmetics, hair color and mass fragrance categories as a result of shelf-space losses in North America and Europe in the Consumer Beauty segment;

(ii)	Lower sales volume due to the Supply Chain Disruptions;

(iii)	Positive pricing impacts within the color cosmetics category of the Consumer Beauty segment due to the prior year impact of higher markdowns and trade spending for fiscal 2018 relaunch activities;

(iv)	Positive pricing impacts within the body care category of the Consumer Beauty segment due to a decrease in sales discounts in Brazil; and

(v)	Positive mix impacts with a proportionate increase in Luxury sales volumes and the corresponding proportionate decrease in Consumer Beauty sales volumes.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2018	2017	Change %
NET REVENUES
Luxury	$1,017.5	$951.2	7%
Consumer Beauty	967.8	1,138.6	(15%)
Professional Beauty	525.9	547.8	(4%)
Total	$2,511.2	$2,637.6	(5%)
Luxury
In the three months ended December 31, 2018, net revenues from the Luxury segment increased 7%, or $66.3, to $1,017.5 from $951.2 in the three months ended December 31, 2017. The impact of the divestiture of the license of Cerruti, had a negative contribution of 1% on the total change in net revenues for the segment in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Excluding the impact of the Divestiture, net revenues from the Luxury segment increased 8%, or $76.2, to $1,017.5 in the three months ended December 31, 2018, from $941.3 in the three months ended December 31, 2017 reflecting an increase in unit volume of 9% and a positive price and mix impact of 2%, offset by a negative foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects: (i) increased net revenues from Burberry due to the integration of the Burberry Beauty Business; (ii) increased net revenues due to a shift in shipments from the first quarter to the second quarter as a result of the U.S. Hurricane in late September; (iii) increased net revenues from Calvin Klein due to the continued success from new advertising campaigns for CK One and Eternity and the launch of Calvin Klein Women in the first quarter of fiscal 2019; and (iv) increased net revenues from Gucci Bloom due to the launch of Gucci Bloom Nettare di Fiori in the first quarter of fiscal 2019. These increases were offset by a net revenue decline in Hugo Boss due to the Supply Chain Disruptions.

Consumer Beauty
In the three months ended December 31, 2018, net revenues from the Consumer Beauty segment decreased 15%, or $170.8, to $967.8 from $1,138.6 in the three months ended December 31, 2017. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 4% on the total change in net revenues for the segment in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 11%, or $120.6 to $967.8 in the three months ended December 31, 2018, from $1,088.4 in the three months ended December 31, 2017 reflecting a decrease in unit volume of 9%, a negative foreign currency exchange translation impact of 4%, and a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:

(i)	Negative market share trends in the color cosmetics, hair color and mass fragrance categories as a result of shelf-space losses in North America and Europe for CoverGirl, Rimmel and Clairol;

(ii)	The Supply Chain Disruptions which resulted in lower net revenues mainly in the color cosmetics category, namely the Rimmel, Max Factor and Bourjois brands;

(iii)	Reduced net revenues for Max Factor, Bourjois, Adidas and the retail hair line of Wella hair products due to decreased sales volume to improve retailer trade inventory levels;

(iv)	Negative overall category trends in the color cosmetics and mass fragrance categories; and

(v)
Reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings and compensation plan structure to drive improvements in presenter sales activity, recruitment and retention.

These net revenue declines were partially offset by:

(i)	An increase in net revenues from CoverGirl due to the prior year impact of higher markdowns and trade spending for fiscal 2018 relaunch activities; and

(ii)	Pricing improvements in Monange and Bozzano from decreased sales discounts in Brazil.
Professional Beauty
In the three months ended December 31, 2018, net revenues from the Professional Beauty segment decreased 4%, or $21.9, to $525.9 from $547.8 in the three months ended December 31, 2017, primarily reflecting a negative foreign currency exchange translation impact of 3% and a decrease in unit volume of 5%, offset by a positive price and mix impact of 4%. The decrease in net revenues primarily reflects: (i) lower net revenues due to the Supply Chain Disruptions mainly impacting OPI and brands across the hair care category and (ii) lower net revenues from OPI due to lower launch activity in the current year compared to the launch of the OPI ProHealth GelColor System in the first half of fiscal 2018. These decreases were partially offset by: (i) a net revenue increase in ghd due to the product launch of Platinum+ in the first quarter of fiscal 2019, contributing to the segment’s positive price and mix impact; and (ii) favorable price and mix impacts from the Wella Koleston Perfect ME+ product restage in the first quarter of fiscal 2019.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended December 31,
(in millions)	2018	2017	Change %
NET REVENUES
North America	$742.2	$741.8	—%
Europe	1,201.6	1,297.6	(7%)
ALMEA	567.4	598.2	(5%)
Total	$2,511.2	$2,637.6	(5%)

North America
In the three months ended December 31, 2018, net revenues in North America remained relatively consistent at $742.2 compared to $741.8 in the three months ended December 31, 2017. Excluding the impact of the Divestitures, net revenues in North America increased 1%, or $8.7, to $742.1 in the three months ended December 31, 2018 from $733.4 in the three months ended December 31, 2017, primarily due to: (i) increased net revenues from Burberry in the United States due to the integration of the Burberry Beauty Business; (ii) increased net revenues from CoverGirl due to the prior year impact of higher markdowns and trade spending for fiscal 2018 relaunch activities; and (iii) increased net revenues due to a shift in shipments from the first quarter to the second quarter as a result of the U.S. Hurricane in late September. These increases were offset by lower net revenues due to: (i) the Supply Chain Disruptions; and (ii) reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings and compensation plan structure to drive improvements in presenter sales activity, recruitment and retention.
Europe
In the three months ended December 31, 2018, net revenues in Europe decreased 7%, or $96.0, to $1,201.6 from $1,297.6 in the three months ended December 31, 2017. Excluding the impact of the Divestitures, net revenues in Europe decreased 5%, or $59.8, to $1,201.6 in the three months ended December 31, 2018 from $1,261.4 in the three months ended December 31, 2017, primarily due to: (i) declines in Bourjois and Rimmel in the U.K. and Eastern Europe in part due to the Supply Chain Disruptions and in part due to negative market share and category trends in the color cosmetics category; (ii) declines in mass fragrances in Germany and the U.K. in part due to negative market share and category trends in the mass fragrances category; and (iii) negative foreign currency exchange translation impacts. These declines were partially offset by incremental net revenues from Burberry and Calvin Klein across the region. Excluding the impact of the Divestitures and the negative foreign currency exchange translation impact of 4%, net revenues in Europe decreased 1%.
ALMEA
In the three months ended December 31, 2018, net revenues in ALMEA decreased 5%, or $30.8, to $567.4 from $598.2 in the three months ended December 31, 2017. Excluding the impact of the Divestitures, net revenues in ALMEA decreased 3%, or $15.2, to $567.5 in the three months ended December 31, 2018 from $582.7 in the three months ended December 31, 2017, primarily reflecting: (i) unfavorable foreign currency exchange translation impacts of certain currencies in Latin America; (ii) lower net revenues from Max Factor in China and the Middle East; and (iii) lower net revenues from the retail hair line of Wella hair products due to decreased sales volume to optimize retailer trade inventory levels in the Middle East. These decreases were partially offset by: (i) higher net revenues from the professional product line of Wella hair products in Japan and Latin America; and (ii) incremental net revenues from Burberry across the region. Excluding the impacts of the Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in ALMEA increased 4%.
COST OF SALES
In the three months ended December 31, 2018, cost of sales decreased $68.2, to $956.7 from $1,024.9 in the three months ended December 31, 2017. Cost of sales as a percentage of revenues decreased to 38.1% in the three months ended December 31, 2018 from 38.9% in the three months ended December 31, 2017, resulting in a gross margin improvement of approximately 80 basis points primarily reflecting: (i) a favorable mix impact associated with the increased proportionate net revenue contribution from higher-margin Luxury and Professional Beauty products in the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018; (ii) lower raw material and manufacturing costs; and (iii) lower costs from distributor terminations related to the Global Integration Activities (as defined later). These improvements were partially offset by: (i) increased excess and obsolescence expense in the Consumer Beauty segment; (ii) increased freight expenses due to the Supply Chain Disruptions; and (iii) increased designer license fees due to an unfavorable mix of Luxury brands with higher royalty rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2018, selling, general and administrative expenses decreased 3%, or $35.2, to $1,284.0 from $1,319.2 in the three months ended December 31, 2017. This decrease is primarily due to: (i) lower administrative costs of $29.2, or 2% of the total selling, general, and administrative expense decline; (ii) lower stock option compensation of $7.6, or less than 1% of the total selling, general and administrative expense decline; and (iii) lower advertising and consumer promotion costs of $6.6, or less than 1% of the total selling, general and administrative expense decline. The decrease in administrative costs is driven by: (i) compensation expense savings as a result of the Global Integration Activities, 2018 Restructuring Actions (as defined later) and certain other programs; and (ii) a decrease in travel & entertainment and meeting & conference expenses reflecting more stringent departmental and employee spending policies. This decrease is partially offset by increased maintenance and depreciation expenses for technological infrastructure placed into service with the completion of certain milestones in conjunction with the Global Integration Activities.
Selling, general and administrative expenses as a percentage of net revenues increased to 51.1% in the three months ended December 31, 2018 from 50.0% in the three months ended December 31, 2017, or approximately 110 basis points.

Three Months Ended December 31,
(bps rounded to the nearest tenth)	2018/2017
Advertising and consumer promotion costs	90
Administrative costs	—
Distribution & Warehousing	30
Foreign currency exchange impact	10
Bad Debt Expense	10
Share-based compensation	(30)
Other selling, general, and administrative expenses	—
Total basis point increase	110
In the three months ended December 31, 2018, selling, general and administrative expenses as a percentage of net revenues increased primarily due to declines in net revenues in the Consumer Beauty segment. The increase of 90 bps for advertising and consumer promotion costs primarily reflects a segment mix impact associated with the increased net revenue contribution from the Luxury segment, which has marginally higher media advertising expenses than that of the Consumer Beauty segment.

OPERATING (LOSS) INCOME
In the three months ended December 31, 2018, operating income decreased greater than 100%, or $979.8, to a loss of $804.6 from income of $175.2 in the three months ended December 31, 2017. Operating margin, or operating income as a percentage of net revenues, decreased to (32.0%) in the three months ended December 31, 2018 as compared to 6.6% in the three months ended December 31, 2017.
The basis point decrease in operating income as a percentage of net revenues for the three months ended December 31, 2018 as compared to the respective prior year period, are comprised of the following:

Three Months Ended December 31,
(bps rounded to nearest tenth)	2018/2017
Asset impairment charges	(3,840)
Selling, general and administrative expenses	(110)
Amortization	(10)
Cost of sales	80
Restructuring	(10)
Acquisition-related costs	30
Total basis point decrease	(3,860)

Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2018	2017	Change %
Operating income (loss)
Luxury	$113.6	$85.1	33%
Consumer Beauty	(906.9)	99.3	<(100%)
Professional Beauty	73.8	73.5	—%
Corporate	(85.1)	(82.7)	(3%)
Total	(804.6)	175.2	<(100%)
Luxury
In the three months ended December 31, 2018, operating income for Luxury increased 33%, or $28.5, to $113.6 from $85.1 in the three months ended December 31, 2017. Operating margin increased to 11.2% of net revenues in the three months ended December 31, 2018 as compared to 8.9% in the three months ended December 31, 2017, primarily reflecting lower selling, general, and administrative expenses as a percentage of net revenues.
Consumer Beauty
In the three months ended December 31, 2018, operating income for Consumer Beauty decreased greater than 100%, or $1,006.2, to a loss of $906.9 from income of $99.3 in the three months ended December 31, 2017. Operating margin decreased to (93.7)% of net revenues in the three months ended December 31, 2018 as compared to 8.7% in the three months ended December 31, 2017, primarily reflecting the asset impairment charges recognized in the second quarter of fiscal 2019.
Professional Beauty
In the three months ended December 31, 2018, operating income for Professional Beauty remained relatively consistent at $73.8 as compared to $73.5 in the three months ended December 31, 2017. Operating margin increased to 14.0% of net revenues in the three months ended December 31, 2018 as compared to 13.4% in the three months ended December 31, 2017, primarily reflecting lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2018, the operating loss for Corporate was $85.1 compared to $82.7 in the three months ended December 31, 2017, as described under “Adjusted Operating Income for Coty Inc.” below.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$113.6	$(63.3)	$176.9
Consumer Beauty	(906.9)	(961.0)	54.1
Professional Beauty	73.8	(17.3)	91.1
Corporate	(85.1)	(85.3)	0.2
Total	(804.6)	(1,126.9)	322.3

	Three Months Ended December 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$85.1	$(40.3)	$125.4
Consumer Beauty	99.3	(32.6)	131.9
Professional Beauty	73.5	(16.7)	90.2
Corporate	(82.7)	(83.5)	0.8
Total	175.2	(173.1)	348.3

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating (Loss) Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense, which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions, and asset impairment charges, which are reflected in the Luxury and Consumer Beauty divisions.

Adjusted Operating (Loss) Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Three Months Ended December 31,
(in millions)	2018	2017	Change %
Reported operating (loss) income	$(804.6)	$175.2	<(100%)
% of net revenues	(32.0%)	6.6%
Asset impairment charges	965.1	—	N/A
Amortization expense	88.5	89.6	(1%)
Restructuring and other business realignment costs	73.3	75.6	(3%)
Costs related to acquisition activities	—	7.9	(100%)
Total adjustments to reported operating income	1,126.9	173.1	>100%
Adjusted operating income	$322.3	$348.3	(7%)
% of net revenues	12.8%	13.2%
In the three months ended December 31, 2018, adjusted operating income decreased 7%, or $26.0, to $322.3 from $348.3 in the three months ended December 31, 2017. Adjusted operating margin decreased to 12.8% of net revenues in the three months ended December 31, 2018 from 13.2% in the three months ended December 31, 2017, driven by approximately 90 basis points related to higher selling, general and administrative costs as a percentage of net revenues partially offset by approximately 50 basis points related to lower cost of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased 4%.
Asset Impairment Charges
In the three months ended December 31, 2018, we incurred $965.1 of asset impairment charges, of which $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described and recorded in Asset impairment charges in the Consolidated Statements of Operations. Additionally, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8. The Company also fully impaired a Corporate equity security investment and recorded an asset impairment charge of $12.0.
In the three months ended December 31, 2017, we did not incur any asset impairment charges.

Amortization Expense
In the three months ended December 31, 2018, amortization expense decreased to $88.5 from $89.6 in the three months ended December 31, 2017. In the three months ended December 31, 2018, amortization expense of $40.5, $30.7, and $17.3 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended December 31, 2017, amortization expense of $40.3, $32.6, and $16.7 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have and will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. Of the total expected costs associated with the 2018 Restructuring Actions of $250.0, we have incurred cumulative restructuring charges of $77.2 related to approved initiatives through December 31, 2018.
In the three months ended December 31, 2018, we incurred restructuring and other business structure realignment costs of $73.3, as follows:

•	We incurred restructuring costs of $21.5 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $51.8 primarily related to our Global Integration Activities and certain other programs. This amount includes $47.2 reported in selling, general and administrative expenses and $4.6 reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

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
Costs Related to Acquisition Activities
In the three months ended December 31, 2018, there were no acquisition related charges incurred.
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
INTEREST EXPENSE, NET
In the three months ended December 31, 2018, Interest expense, net was $68.3 as compared with $60.3 in the three months ended December 31, 2017. This increase is primarily due to higher average debt balances and lower net foreign exchange gains.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2018 and 2017 was (8.9)% and (7.1)%, respectively. The change in the effective tax rate for the three months ended December 31, 2018, as compared to the prior period results from goodwill impairment recorded in the current period that is not tax deductible.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
(in millions)	(Loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(877.7)	$78.3	(8.9%)	$110.7	$(7.9)	(7.1%)
Adjustments to reported operating income (a) (b)	1,126.9	(19.2)		173.1	37.2
Adjusted income before income taxes	$249.2	$59.1	23.7%	$283.8	$29.3	10.3%

(a)	See a description of adjustments under “adjusted (loss) operating income for Coty Inc.”

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

The adjusted effective tax rate was 23.7% for the three months ended December 31, 2018 compared to 10.3% for the three months ended December 31, 2017. The differences were primarily due to the resolution of a foreign uncertain tax position of approximately $43.0 in the prior period.

NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was a loss of $(960.6) in the three months ended December 31, 2018 as compared to income of $109.2 in the three months ended December 31, 2017. This decrease primarily reflects higher asset impairment charges and a higher provision for income taxes.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2018	2017	Change %
Reported net (loss) income attributable to Coty Inc.	$(960.6)	$109.2	<(100%)
% of net revenues	(38.3%)	4.1%
Adjustments to reported operating income (a)	1,126.9	173.1	>100%
Adjustments to noncontrolling interests (b)	(3.6)	(7.9)	54%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	19.2	(37.2)	>100%
Adjusted net income attributable to Coty Inc.	$181.9	$237.2	(23%)
% of net revenues	7.2%	9.0%
Per Share Data
Adjusted weighted-average common shares
Basic	751.1	749.6
Diluted	752.5	752.7
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.24	$0.32
Diluted	0.24	0.32

(a)	See a description of adjustments under “Adjusted Operating (Loss) Income for Coty Inc.”

(b)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

SIX MONTHS ENDED DECEMBER 31, 2018 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2017
NET REVENUES
In the six months ended December 31, 2018, net revenues decreased 7%, or $333.4, to $4,542.5 from $4,875.9 in the six months ended December 31, 2017. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 1% to the total change in net revenues in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. This was offset by the impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, which had a negative impact of 2% on the total change in net revenues in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. Excluding the impacts of the Acquisitions and Divestitures, total net revenues decreased 6%, or $291.2, to $4,480.2 in the six months ended December 31, 2018 from $4,771.4 in the six months ended December 31, 2017, reflecting a decrease in unit volume of 6% and a negative foreign currency exchange translation impact of 3% offset by a positive price and mix impact of 3%. The unit volume decrease and positive price and mix impact primarily reflects:

(i)
Lower sales volume as a result of negative market share trends in the color cosmetics, hair color and mass fragrance categories as a result of shelf-space losses in North America and Europe in the Consumer Beauty segment;

(ii)	Lower sales volume due to the Supply Chain Disruptions;

(iii)	Lower sales volume due to retailer-driven changes in optimal trade inventory levels;

(iv)	Positive price mix due to a proportionate increase in Luxury sales volumes and the corresponding proportionate decrease in Consumer Beauty sales volumes; and

(v)	Positive pricing impacts within the body care category of the Consumer Beauty segment due to a decrease in sales discounts in Brazil.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2018	2017	Change %
Net revenues
Luxury	$1,810.4	$1,715.6	6%
Consumer Beauty	1,796.6	2,182.0	(18%)
Professional Beauty	935.5	978.3	(4%)
Total	$4,542.5	$4,875.9	(7%)
Luxury
In the six months ended December 31, 2018, net revenues from the Luxury segment increased 6%, or $94.8, to $1,810.4 from $1,715.6 in the six months ended December 31, 2017. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 4% on the total change in net revenues for the segment in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. This was offset by the impact of the divestiture of the license of Cerruti, had a negative contribution of 1% on the total change in net revenues for the segment in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. Excluding the impacts of the Acquisition and Divestiture, net revenues from the Luxury segment increased 3%, or $50.3, to $1,748.1 in the six months ended December 31, 2018 from $1,697.8 in the six months ended December 31, 2017, reflecting an increase in unit volume of 8%, offset by a negative price and mix impact of 3% and a negative foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects: (i) increased net revenue from Burberry due to the integration of the Burberry Beauty Business; and (ii) increased net revenues from Calvin Klein due to the launch of Calvin Klein Women in the first quarter of fiscal 2019 and due to the continued success from new advertising campaigns for CK One and Eternity. These increases were partially offset by a net revenue decline in Hugo Boss due to the Supply Chain Disruptions.
Consumer Beauty
In the six months ended December 31, 2018, net revenues from the Consumer Beauty segment decreased 18%, or $385.4, to $1,796.6 from $2,182.0 in the six months ended December 31, 2017. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 4% on the total change in net revenues for the segment in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 14%, or $298.7, to $1,796.6 in the six months ended December 31, 2018 from $2,095.3 in the six months ended December 31, 2017, reflecting a decrease in unit volume of 7%, a negative foreign currency exchange translation impact of 4%, and a negative price and mix impact of 3%. The decrease in net revenues primarily reflects:

(i)	Negative market share trends in the color cosmetics, hair color and mass fragrance categories as a result of shelf-space losses in North America and Europe for CoverGirl, Rimmel and Clairol;

(ii)	The Supply Chain Disruptions which resulted in lower net revenues mainly in the color cosmetics category, namely the Rimmel, Max Factor and Bourjois brands;

(iii)	Reduced net revenues for Max Factor, Bourjois, Adidas and the retail hair line of Wella hair products due to decreased sales volume to optimize retailer trade inventory levels; and

(iv)
Reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings and compensation plan structure to drive improvements in presenter sales activity, recruitment and retention.

Professional Beauty
In the six months ended December 31, 2018, net revenues from the Professional Beauty segment decreased 4%, or $42.8, to $935.5 from $978.3 in the six months ended December 31, 2017 primarily reflecting a decrease in unit volume of 7% and a negative foreign currency exchange translation impact of 3%, offset by a positive price and mix impact of 6%. The decrease in this segment primarily reflects: (i) lower net revenues from the Supply Chain Disruptions mainly impacting OPI and brands across the hair care category; and (ii) decreased volume for hair care brands due to changes in the timing of shipments to optimize retailer trade inventory levels for a key U.S. customer. These declines were partially offset by: (i) increases in net revenues from ghd due to the product launch of Platinum+ in the first quarter of fiscal 2019, contributing to the segment’s positive price and mix impact; and (ii) favorable price and mix impacts from the Wella Koleston Perfect ME+ product restage in the first quarter of fiscal 2019.

Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Six Months Ended December 31,
(in millions)	2018	2017	Change %
Net revenues
North America	$1,387.1	$1,494.3	(7%)
Europe	2,073.8	2,264.1	(8%)
ALMEA	1,081.6	1,117.5	(3%)
Total	$4,542.5	$4,875.9	(7%)
North America
In the six months ended December 31, 2018, net revenues in North America decreased 7%, or $107.2, to $1,387.1 from $1,494.3 in the six months ended December 31, 2017. Excluding the impacts of the Divestitures, net revenues in North America decreased 7%, or $103.5, to $1,372.5 in the six months ended December 31, 2018 from $1,476.0 in the six months ended December 31, 2017, primarily due to declines in Younique, philosophy, CoverGirl and Clairol brands net revenues in the United States. These declines primarily reflect: (i) lower net revenues from philosophy due to a change in the timing of shipments in the fourth quarter of fiscal 2018 to fulfill first quarter consumer trade promotions; (ii) shelf space losses for CoverGirl and Clairol; (iii) reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings and compensation plan structure to drive improvements in presenter sales activity, recruitment and retention; and (iv) negative market share and category trends in the color cosmetics categories, mainly impacting CoverGirl. These decreases were partially offset by increases in net revenues from Burberry in the United States.
Europe
In the six months ended December 31, 2018, net revenues in Europe decreased 8%, or $190.3, to $2,073.8 from $2,264.1 in the six months ended December 31, 2017. Excluding the impacts of the Divestitures, net revenues in Europe decreased 7%, or $160.0, to $2,044.8 in the six months ended December 31, 2018 from $2,204.8 in the six months ended December 31, 2017, primarily due to declines in Bourjois and Rimmel in the U.K. and Eastern Europe, as well as declines in mass fragrances in Western Europe. These declines primarily reflect: (i) the Supply Chain Disruptions; (ii) lower net revenues from Bourjois due to decreased sales volume to optimize retailer trade inventory levels; and (iii) negative market share and category trends in the color cosmetics and mass fragrances categories. These decreases were partially offset by increases in net revenues from Burberry across the region. Excluding the impact of the Divestitures and the negative foreign currency exchange translation impact of 2%, net revenues in Europe decreased 5%.
ALMEA
In the six months ended December 31, 2018, net revenues in ALMEA decreased 3%, or $35.9, to $1,081.6 from $1,117.5 in the six months ended December 31, 2017. Excluding the impacts of the Divestitures, net revenues in ALMEA decreased 3%, or $27.7, to $1,062.9 in the six months ended December 31, 2018 from $1,090.6 in the six months ended December 31, 2017, primarily reflecting: (i) unfavorable foreign currency exchange translation impacts of certain currencies in Latin America; (ii) lower net revenues from Max Factor in China and the Middle East; and (iii) lower net revenues from the retail hair line of Wella hair products due to decreased sales volume to optimize retailer trade inventory levels in Brazil. These decreases are partially offset by: (i) incremental in net revenues from Burberry across the region; and (ii) higher net revenues from the professional line of Wella hair products in Brazil, Gucci in China and Calvin Klein in the Middle East. Excluding the impacts of the Divestitures and the negative foreign currency exchange translation impact of 8%, net revenues in ALMEA increased 5%.

COST OF SALES
In the six months ended December 31, 2018, cost of sales decreased 7%, or $133.3, to $1,765.8 from $1,899.1 in the six months ended December 31, 2017. Cost of sales as a percentage of net revenues remained consistent at 38.9% in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. The components of the gross margin activity primarily reflect: (i) a favorable mix impact associated with the increased proportionate net revenue contribution from higher-margin Luxury and Professional Beauty products in the first half fiscal 2019 compared to the first half of fiscal 2018; (ii) lower raw material and manufacturing costs in the Professional Beauty segment as well as net pricing improvements with the launch of higher priced products ghd Platinum+ and Wella Koleston Perfect ME+ in the first quarter of fiscal 2019; and (iii) lower costs from distributor terminations and accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities in fiscal 2018. These improvements were offset by: (i) increased freight expenses due to the Supply Chain Disruptions; (ii) increased excess and obsolescence expense in the Consumer Beauty segment; and (iii) increased designer license fees due to an unfavorable mix of Luxury brands with higher royalty rates.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2018, selling, general and administrative expenses decreased 4%, or $104.0, to $2,406.3 from $2,510.3 in the six months ended December 31, 2017. This decrease primarily reflects: (i) lower advertising and consumer promotion spending of $62.5, or 3% of the total selling, general, and administrative expense decline; and (ii) lower administrative costs of $54.1, or 2% of the total selling, general, and administrative expense decline. These decreases were offset by an increase in distribution and warehousing expenses of $12.9, or (1%) of the total selling, general and administrative expense decline to execute supply chain optimization initiatives in conjunction with the Global Integration Activities. The decrease in advertising and consumer spending primarily reflects: (i) a rationalization of non-strategic spending within the Consumer Beauty segment, mainly on Max Factor and Bourjois; (ii) a decrease in both media support and non-strategic spending within the Consumer Beauty segment, mainly on Sally Hansen and Rimmel; and (iii) the positive impact from the divestiture of the license of Playboy and the termination of Guess. The decrease in administrative costs is driven by: (i) compensation expense savings as a result of the Global Integration Activities, 2018 Restructuring Actions and certain other programs; and (ii) a decrease in travel & entertainment and meeting & conference expenses reflecting more stringent departmental and employee spending policies. This decrease is partially offset by increased maintenance and depreciation expenses for technological infrastructure placed into service with the completion of certain milestones in conjunction with the Global Integration Activities.
Selling, general and administrative expenses as a percentage of net revenues increased to 53.0% in the six months ended December 31, 2018 from 51.5% in the six months ended December 31, 2017, or approximately 150 basis points.

Six Months Ended December 31,
(bps rounded to the nearest tenth)	2018/2017
Administrative costs	60
Distribution & Warehousing costs	50
Advertising and consumer promotion costs	30
Foreign currency exchange impact	20
Share-based compensation	(20)
Bad Debt Expense	—
Other selling, general, and administrative expenses	10
Total basis point increase	150
In the six months ended December 31, 2018, selling, general and administrative expenses as a percentage of net revenues increased primarily due to declines in net revenues in the Consumer Beauty segment.

OPERATING (LOSS) INCOME
In the six months ended December 31, 2018, operating income decreased greater than 100%, or $1,030.0 to a loss of $825.3 from income of $204.7 in the six months ended December 31, 2017. Operating margin, or operating income as a percentage of net revenues, decreased to (18.2)% in the six months ended December 31, 2018 as compared to 4.2% in the six months ended December 31, 2017.

The basis point decrease in operating income as a percentage of net revenues for the six months ended December 31, 2018 as compared to the respective prior year period, are comprised of the following:

Six Months Ended December 31,
(bps rounded to nearest tenth)	2018/2017
Asset impairment charges	(2,150)
Selling, general and administrative expenses	(150)
Amortization	(60)
Acquisition-related costs	130
Restructuring	(10)
Cost of sales	—
Total basis point decrease	(2,240)

Operating Income by Segment

	Six Months Ended December 31,
(in millions)	2018	2017	Change %
Operating income (loss)
Luxury	$162.3	$141.8	14%
Consumer Beauty	(925.5)	161.2	<(100%)
Professional Beauty	78.8	71.8	10%
Corporate	(140.9)	(170.1)	17%
Total	(825.3)	204.7	<(100%)
Luxury
In the six months ended December 31, 2018, operating income for Luxury increased 14%, or $20.5, to $162.3 from $141.8 in the six months ended December 31, 2017. Operating margin increased to 9.0% of net revenues in the six months ended December 31, 2018 as compared to 8.3% in the six months ended December 31, 2017, primarily reflecting lower selling, general, and administrative costs as a percentage of net revenues partially offset by higher asset impairment charges as a percentage of net revenues and higher cost of goods sold as a percentage of net revenues.
Consumer Beauty
In the six months ended December 31, 2018, operating income for Consumer Beauty decreased greater than 100%, or $1,086.7, to a loss of $925.5 from income of $161.2 in the six months ended December 31, 2017. Operating margin decreased to (51.5)% of net revenues in the six months ended December 31, 2018 as compared to 7.4% in the six months ended December 31, 2017, primarily reflecting the asset impairment charges recognized in the second quarter of fiscal 2019.
Professional Beauty
In the six months ended December 31, 2018, operating income for Professional Beauty increased by 10%, or $7.0, to $78.8 from $71.8 in the six months ended December 31, 2017. Operating margin increased to 8.4% of net revenues in the six months ended December 31, 2018 as compared to 7.3% in the six months ended December 31, 2017, primarily reflecting lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2018, the operating loss for Corporate was $140.9 compared to $170.1 in the six months ended December 31, 2017, as described under “Adjusted Operating Income for Coty Inc.” below.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$162.3	$(116.2)	$278.5
Consumer Beauty	(925.5)	(994.4)	68.9
Professional Beauty	78.8	(36.1)	114.9
Corporate	(140.9)	(141.7)	0.8
Total	(825.3)	(1,288.4)	463.1

	Six Months Ended December 31, 2017
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$141.8	$(73.5)	$215.3
Consumer Beauty	161.2	(59.0)	220.2
Professional Beauty	71.8	(35.3)	107.1
Corporate	(170.1)	(171.7)	1.6
Total	204.7	(339.5)	544.2

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “adjusted operating (Loss) Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense, which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions, and asset impairment charges, which are reflected in the Luxury and Consumer Beauty divisions.

Adjusted Operating (Loss) Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2018	2017	Change %
Reported operating (loss) income	$(825.3)	$204.7	<(100%)
% of net revenues	(18.2)%	4.2%
Asset impairment charges	977.7	—	N/A
Amortization expense	181.0	167.8	8%
Restructuring and other business realignment costs	129.7	106.2	22%
Costs related to acquisition activities	—	65.5	(100%)
Total adjustments to reported operating income	1,288.4	339.5	>100%
Adjusted operating income	$463.1	$544.2	(15%)
% of net revenues	10.2%	11.2%
Adjusted operating income in the six months ended December 31, 2018 decreased 15%, or $81.1, to $463.1 from $544.2 in the six months ended December 31, 2017. Adjusted operating margin decreased to 10.2% of net revenues in the six months ended December 31, 2018 as compared to 11.2% in the six months ended December 31, 2017, primarily driven by approximately 70 basis points related to higher selling, general and administrative costs as a percentage of net revenues and approximately 30 basis points related to higher cost of sales as a percentage of net revenues.
Asset Impairment Charges
In the six months ended December 31, 2018, we incurred $977.7 of asset impairment charges primarily due to a $12.6 charge in the first quarter due to an acquired trademark associated with a terminated pre-existing license as a result of the acquisition,  $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described and recorded in Asset impairment charges in the Consolidated Statements of Operations. Additionally, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8. The Company also fully impaired a Corporate equity security investment and recorded an asset impairment charge of $12.0.

In the six months ended December 31, 2017, we did not incur any asset impairment charges.
Amortization Expense
In the six months ended December 31, 2018, amortization expense increased to $181.0 from $167.8 in the six months ended December 31, 2017. In the six months ended December 31, 2018, amortization expense of $80.8, $64.1, and $36.1 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In the six months ended December 31, 2017, amortization expense of $73.5, $59.0, and $35.3 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have and will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. Of the total expected costs associated with the 2018 Restructuring Actions of $250.0, we have incurred cumulative restructuring charges of $77.2 related to approved initiatives through December 31, 2018.
In the six months ended December 31, 2018, we incurred restructuring and other business structure realignment costs of $129.7, as follows:

•	We incurred restructuring costs of $37.0 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $92.7 primarily related to our Global Integration Activities and certain other programs. Of this amount $82.9 is included in selling, general and administrative expenses and $9.8 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the six months ended December 31, 2017, we incurred restructuring and other business structure realignment costs of $106.2 as follows:

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
Costs Related to Acquisition Activities
In the six months ended December 31, 2018, there were no acquisition related charges incurred.
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
INTEREST EXPENSE, NET
In the six months ended December 31, 2018, interest expense, net was $132.4 as compared with $126.7 in the six months ended December 31, 2017. This increase is primarily due to higher average debt balances.
OTHER EXPENSE (INCOME), NET
We incurred $7.5 and $8.7 of other expense in the six months ended December 31, 2018 and 2017, respectively. The other expense is primarily associated with the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance associated with a certain Southeast Asian subsidiary.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2018 and 2017 was (0.1)% and (47.9)%, respectively. The change in the effective tax rate for the six months ended December 31, 2018, as compared to the prior period results from goodwill impairment recorded in the current period that is not tax deductible.
The effective income tax rates vary from the blended rate of approximately 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2018			Six Months Ended December 31, 2017
(in millions)	(Loss) Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(965.2)	$0.9	(0.1%)	$69.3	$(33.2)	(47.9%)
Adjustments to reported operating income (a)(b)	1,288.4	45.9		339.5	96.8
Adjusted income before income taxes	$323.2	$46.8	14.5%	$408.8	$63.6	15.6%

(a)	See a description of adjustments under “adjusted operating (loss) income for Coty Inc.”.

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

The adjusted effective tax rate was 14.5% for the six months ended December 31, 2018 compared to 15.6% for the six months ended December 31, 2017. The differences were primarily due to the resolution of foreign uncertain tax positions.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was a loss of $(972.7) in the six months ended December 31, 2018, as compared to income of $89.5 in the six months ended December 31, 2017. This decrease primarily reflects higher asset impairment charges and a higher provision for income taxes.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2018	2017	Change %
Reported net (loss) income attributable to Coty Inc.	$(972.7)	$89.5	<(100%)
% of net revenues	(21.4%)	1.8%
Adjustments to reported operating income (a)	1,288.4	339.5	>100%
Adjustments to noncontrolling interests (b)	(7.4)	(18.7)	60%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(45.9)	(96.8)	53%
Adjusted net income attributable to Coty Inc.	262.4	313.5	(16%)
% of net revenues	5.8%	6.4%
Per Share Data
Adjusted weighted-average common shares
Basic	751.0	749.1
Diluted	752.6	752.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.35	$0.42
Diluted	0.35	0.42

(a)	See a description of adjustments under “Adjusted Operating (Loss) Income for Coty Inc.”

(b)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2018, we had cash and cash equivalents of $417.5 compared with $331.6 as of June 30, 2018.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund operating expenditures, capital expenditures, integration costs, interest payments, acquisitions, dividends, any share repurchases and principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products within each of our segments. The phasing of payments to vendors also impacts our working capital from time-to-time as we seek to efficiently manage our cash and working capital requirements.
As a result of the cash on hand, our expected ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis.

Debt
Debt balances consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

	December 31, 2018	June 30, 2018
Short-term debt	$54.3	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	783.9	368.1
2018 Coty Term A Facility due April 2023	3,242.6	3,371.5
2018 Coty Term B Facility due April 2025	2,359.6	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	628.6	640.9
2026 Euro Notes due April 2026	285.7	291.4
Other long-term debt and capital lease obligations	1.3	1.6
Total debt	7,906.0	7,623.2
Less: Short-term debt and current portion of long-term debt	(255.7)	(218.9)
Total Long-term debt	7,650.3	7,404.3
Less: Unamortized debt issuance costs	(77.7)	(86.2)
Less: Discount on Long-term debt	(11.7)	(12.7)
Total Long-term debt, net	$7,560.9	$7,305.4
Short-Term Debt
We maintain short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2018 total short-term debt increased to $54.3 from $9.2 as of June 30, 2018, mainly due to the timing of payments to certain financial institutions.
Long-Term Debt
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
2018 Coty Credit Agreement
On April 5, 2018, we entered into the 2018 Coty Credit Agreement which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) our incurrence of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by Coty Inc. and Coty B.V., a Dutch subsidiary of Coty Inc. (the “Dutch Borrower” and, together with Coty Inc., the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). As of December 31, 2018, the remaining capacity available on the 2018 Coty Revolving Credit Facility was $2,466.1. Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
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
Scheduled Amortization
The Company made quarterly payments of 1.25% and 0.25% beginning on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
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
Debt Maturities Schedule
Aggregate maturities of our long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of December 31, 2018, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$95.0
2020	190.0
2021	190.0
2022	190.0
2023	4,096.8
Thereafter	3,088.6
Total	$7,850.4
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

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement). Adjusted EBITDA as defined in the 2018 Coty Credit Agreement includes certain add backs related to cost savings, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement.
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
As of December 31, 2018, we were in compliance with all covenants contained within the Debt Agreements.

Cash Flows

	Six Months Ended December 31,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$237.7	$307.8
Net cash used in investing activities	(300.1)	(494.0)
Net cash provided by financing activities	153.7	33.2
Net cash provided by operating activities
Net cash provided by operating activities was $237.7 and $307.8 for the six months ended December 31, 2018 and 2017, respectively. The decrease in net cash provided by operating activities of $70.1 was primarily due to a decrease of $17.5 in net income after adjusting for non-cash items combined with increases in net cash outflows from working capital of $64.9. The decrease in cash related net income was driven by a deterioration in Consumer Beauty segment results primarily in Europe and the U.S. Working capital was primarily impacted by decreases in accrued expenses and other current liabilities and accounts payable due to phasing of payments, which were partially offset by increases from trade receivables and prepaid expenses and other current assets.
Net cash used in investing activities
Net cash used in investing activities was $300.1 and $494.0 for the six months ended December 31, 2018 and 2017, respectively. The decrease in net cash used in investing activities of $193.9 primarily related to higher cash outflows of $223.8 in the prior year resulting from cash paid for business combinations including the Burberry Beauty Business for $245.1 compared to cash outflows in the current year of $40.8 for the purchase of a trademark. The current year decrease in cash used for business combination related activity was only slightly offset by higher cash payments for capital projects in the current year of $27.1.

Net cash provided by financing activities
Net cash provided by financing activities was $153.7 and $33.2 for the six months ended December 31, 2018 and 2017, respectively. The increase in net cash provided by financing activities of $120.5 was primarily attributable to higher net borrowings of $129.3 in the six months ended December 31, 2018 compared to the six months ended December 31, 2017. This increase is primarily due to higher borrowings on the Company's Revolving loan facilities used primarily to fund working capital needs. In addition, lower distributions of $17.1 contributed to the increase in cash from financing activities in the six months ended December 31, 2018 compared to the prior year period, as a result of a decline in profitability and timing of payments related to redeemable noncontrolling interests. Increases in cash from financing activities were partially offset by a decline in proceeds from employee share purchases of Class A Common Stock and Series A Preferred Stock of $12.8, higher cash payments of $6.7 related to accrued debt issuance costs associated with the 2018 Coty Credit Agreement paid during the first six months of fiscal 2019 and lower cash proceeds from foreign currency contracts of $5.8.
Dividends
The following dividends were declared during the six months ended December 31, 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8
November 7, 2018	Quarterly	$0.125	November 30, 2018	$95.1	December 14, 2018	$93.9	$1.2
Fiscal 2019		$0.250		$189.7		$187.7	$2.0

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, available cash, our deleveraging strategy and general market conditions. For the three and six months ended December 31, 2018, we did not repurchase any shares of our Class A Common Stock. As of December 31, 2018, we had authority for $396.8 remaining under the Incremental Repurchase Program.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of December 31, 2018 and June 30, 2018, the liability amounted to $7.5 and $8.2, of which $6.3 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.2 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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

As of December 31, 2018 and June 30, 2018, the MRFI liability amounted to $49.6 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the quarter ended September 30, 2018, additional shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.1% increase to the noncontrolling interest ownership percentage. The impact of the additional shares for the three and six months ended December 31, 2018 was recorded as an increase to redeemable noncontrolling interests (“RNCI”) of $1.6 and a decrease in additional paid-in capital (“APIC”) of $1.6.
We account for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. We recognized $415.0 and $597.7 as the RNCI balances as of December 31, 2018 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of December 31, 2018, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We adjust the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. We recognized $70.5 and $63.6 as the RNCI balances as of December 31, 2018 and June 30, 2018, respectively.
Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through December 31, 2018 amount to a total of R$249.0 million (approximately $64.1). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Contractual Obligations
Our principal contractual obligations and commitments as of December 31, 2018 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2018 Form 10-K. For the six months ended December 31, 2018, there have been no material changes in our contractual obligations outside the ordinary course of business.
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
As of December 31, 2018, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2018 Form 10-K, other than the adoption of ASC 606, Revenue from Contracts with Customers, as discussed in

Note 3—Revenue Recognition of the Condensed Consolidated Financial Statements. Below are updated disclosures regarding our goodwill and intangible assets.
Goodwill
Approach
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
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. We would calculate an impairment charge as the difference between the reporting unit’s carrying value and fair value. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
Results
In the course of evaluating the results for the second quarter of fiscal 2019, we noted that since the most recent impairment test, the cash flows associated with our Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories; additional shelf-space losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, we considered the impact of a 75 basis point increase in the discount rate, due to changes in the market assumptions, which adversely affected the fair value of the reporting unit. We concluded that these factors represented indicators of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit.
To determine the fair value of our Consumer Beauty reporting unit, we have used an average annual revenue growth rate of (3.3)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.0%. The result of the interim impairment test showed that the fair value of the reporting unit was lower than its carrying value, resulting in an $832.5 goodwill impairment charge and a remaining goodwill balance of $3,807.0. As the Consumer Beauty reporting unit has been impaired, it has a 0% excess as of December 31, 2018 and as such, further material negative trends in its actual and expected business performance or an increase in the discount rate may result in further impairments. If the average annual revenue growth rate for fiscal 2019 to fiscal 2023 declined by 1% it may cause an additional impairment of $464.3. If the discount rate increased by 0.5%, it may cause an additional impairment of $156.1.
There were no impairments of goodwill at other reporting units during the interim impairment test. We determined that the fair values of the Luxury and Professional Beauty reporting units exceeded their carrying values by 74.5% and 10.8%, respectively, and had goodwill balances of $2,922.2 and $935.8, respectively. To determine the fair value of these reporting units, we have used an average annual revenue growth rate for fiscal 2019 to fiscal 2023 of 3.1% for Luxury and 0.5% for Professional Beauty and a discount rate of 8.0%. The fair value of the Professional Beauty reporting unit would fall below its carrying value if the assumed average annual growth rate for fiscal 2019 to fiscal 2023 fell 105 basis points or the discount rate increased by 90 basis points.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $3,052.0 as of December 31, 2018, and is comprised of trademarks for the following brands: OPI of $662.5, CoverGirl of $533.0, the professional product line of Wella of $440.0, Max Factor of $340.0, philosophy of $246.0, Sally Hansen of $183.4, ghd related trademarks of $153.0, Clairol of $33.6 and other brands totaling $460.5.

Approach
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
Results
As noted above, in the course of evaluating the results for the second quarter of fiscal 2019, the cash flows associated with the Consumer Beauty reporting unit were adversely impacted during the quarter which warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit. Accordingly, we also re-evaluated future cash flows of intangible assets and the impact of a 75 basis point increase to the discount rate. This resulted in asset impairment charges of $90.8 related to indefinite-lived other intangible assets for our CoverGirl, Clairol and a regional Brazilian skin care trademark, and $7.0 related to a finite lived other intangible asset for a regional hair license agreement.
The fair value of the CoverGirl trademark fell below its carrying value using projections that assumed an average annual growth rate of (3.3)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. The fair value of the Clairol trademark fell below its carrying value using projections that assumed an average annual growth rate of (6.1)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. The fair value of the regional Brazilian skin care trademark fell below its carrying value using projections that assumed an annual growth rate of 7.7% for fiscal 2019 to fiscal 2023 and a discount rate of 13.0%. The regional hair license agreement was concluded to be fully impaired due to on-going shelf space losses.
In addition to the Consumer Beauty reporting unit, we also identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit. In addition to the impact of a 75 basis point increase in the discount rate, we considered the impact of lower than expected net revenue growth in the U.S. during the quarter, shelf space losses at key retailers and a decrease in the level of expected profitability of the trademark. We concluded that the fair value of the philosophy trademark fell below its carrying value using projections that assumed an average annual growth rate of 1.2% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. This resulted in an asset impairment charge of $22.8.
As the trademarks for which impairment charges were recorded in the three and six months ended December 31, 2018 no longer have any excess of their fair values over their carrying values, any material decline in assumed average annual revenue growth rates or increase in the discount rate could result in additional impairment charges.
As a result of the interim impairment test performed during the second quarter of fiscal 2019, the fair value of our Max Factor trademark exceeded its carrying value by approximately 2.4% using projections that assumed an average annual revenue growth rate of (1.5)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. The fair value of the Max Factor trademark would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by approximately 60 basis points or the discount rate increased by 20 basis points. The fair value of our Sally Hansen trademark exceeded its carrying value by approximately 2.0% using projections that assumed an average annual revenue growth rate of (2.9)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. The fair value of the Sally Hansen trademark would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by approximately 50 basis points or the discount rate increased by 15 basis points. The fair value of our Bourjois trademark exceeded its carrying value by approximately 13.8% using projections that assumed an average annual revenue growth rate of (5.6)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. The fair value of the Bourjois trademark would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by approximately 295 basis points or the discount rate increased by 90 basis points. Additionally, we are monitoring two regional trademarks with a combined carrying value of $52.1 and excess percentage of 0.7% and 9.8%, respectively.
In the interim impairment test we considered the impact of an increase to the discount rate of 75 basis points on the professional product line of Wella trademark that is part of the Professional Beauty reporting unit. We concluded that its fair value would exceed its carrying value by approximately 4.5%, using projections that assumed annual revenue growth rates ranging from (5.6)% (in fiscal 2019 due to the adverse impacts of the Supply Chain Disruptions and a negative foreign currency impact) to 2.0% for fiscal 2019 to 2023 and a discount rate of 8.5%. The fair value of the Wella trademark would fall below its carrying value if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 decreased by approximately 110 basis points or the discount rate increased by 40 basis points.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to our business, including consumer class or collective action, personal injury (including asbestos-related claims), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our current Legal Proceedings, is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such Legal Proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, or cash flows, nor the trading price of our securities.

Item 1A. Risk Factors.
You should consider the following risks and uncertainties and all of the other information in this Annual Report on Form 10-Q and our other filings in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-Q. Our business and financial results may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, may be materially and adversely affected. When used in this discussion, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation and the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries.
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels and advances in technology. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.
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
Consumer shopping preferences have also shifted, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct sales and e-

commerce. If we are not successful in our digital transformation efforts or otherwise increase digital presence and grow our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
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
Our success depends on our ability to develop and achieve our global business strategies.
Our future performance and growth depends on our new management team’s ability to develop and successfully implement new global business strategies that we believe should translate into the creation of long-term shareholder value. We expect that our strategy will include a focus on improving gross margin, deleveraging, and standardizing and simplifying our business. Once we have developed our new global business strategies, implementing and achieving those strategies may result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Once our strategy is developed and implemented, we may not realize, in full or in part, the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
In addition, in fiscal 2018, we completed our portfolio rationalization program, which resulted in the termination or divestiture of 14 brands. We may continue to dispose of or discontinue select brands and/or streamline operations in the future, and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to our potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms, or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Certain of our recent divestitures and discontinuances and associated activities have, and any future divestitures and discontinuances could have, a dilutive impact on our earnings, create dis-synergies, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategies.

We have incurred significant costs associated with the acquisition and integration of the P&G Beauty Business and simplifying our business that could affect our period-to-period operating results.
We anticipate that we will incur a total of approximately $1.4 billion of operating expenses and capital expenditures of approximately $500 million in connection with the acquisition of the P&G Beauty Business. Through December 31, 2018, we incurred life-to-date operating expenses and capital expenditures against these estimates of approximately $1,260 million and $400 million, respectively, and we expect the remaining operating expenses, including any anticipated restructuring activities, and capital expenditures to be incurred in future periods through fiscal 2021. We have experienced challenges in connection with the integration, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet. In addition, independent of the final stages of our integration of the P&G Beauty Business, we implemented a cost restructuring program, which combined and expanded existing initiatives, in order to reduce fixed costs and enable further investment in the business. We expect that this cost restructuring program will result in total pre-tax restructuring costs of approximately $250.0 million. If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize these synergies, simplifications and cost savings, or if any significant additional business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the ongoing integration of acquisitions and continuing restructuring initiatives may impact our ability to anticipate future business trends and accurately forecast future results.
Moreover, the diversion of resources to the integration of the P&G Beauty Business, together with changes and turnover in our management teams as we reorganized our business, negatively impacted our fiscal year 2017 and 2018 results. In particular, we incurred significantly higher costs in the fourth fiscal quarter of 2017 due, in part, to the lack of visibility into the operating cash needs of the P&G Beauty Business while we were under a transition services agreement with The Procter & Gamble Company. Although we have instituted initiatives to deliver meaningful, sustainable expense and cost management results, events and circumstances such as financial or strategic difficulties, unexpected employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the integration on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, which may result in further diversion of our resources and business disruption (including supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement the integration, our cost restructuring program and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
As part of our ongoing business strategy, we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have little operating experience. For example, we acquired professional and retail hair brands in connection with the acquisition of the P&G Beauty Business, purchased a premium brand in high-end hair styling and appliances and entered into a joint venture with an online peer-to-peer social selling platform in beauty, all of which were new product categories and channels for us. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, including the acquisition of the P&G Beauty Business, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Hypermarcas Brands, Younique, Burberry and ghd, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “-Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “-We are subject to risks related to our international operations.”
We face risks associated with our joint ventures.
We are party to several joint ventures in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures involve risks that our joint venture partners may:
•have economic or business interests or goals that are inconsistent with or adverse to ours;

•	take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;
•be unable or unwilling to fulfill their obligations under the relevant joint venture agreements;
•have financial difficulties; or

•take actions that may harm our reputation;
•have disputes with us as to the scope of their rights, responsibilities and obligations.
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
We are required, at least annually and sometimes on an interim basis, to test goodwill and indefinite intangible assets to determine if any impairment has occurred. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or indefinite intangible assets and the implied fair value of the goodwill or the fair value of indefinite intangible assets.
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, for the quarter ended December 31, 2018 we incurred impairment charges of $965.1 million, primarily related to goodwill write-downs in our Consumer Beauty business and charges against certain brand trademarks. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets”.
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
In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement on a quarterly basis. For a further description of the 2018 Coty Credit Agreement and the covenants thereunder please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-2018 Coty Credit Agreement.”
Our debt burden and the restrictions in the agreements that govern our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; limiting our ability to take advantage of financing and other corporate opportunities; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. Moreover, a material breach of the 2018 Coty Credit Agreement could result in the acceleration of all obligations outstanding under that agreement. In addition, a significant portion of our cash and investments are held outside the U.S., and we may not be able to service our debt without undergoing the costs of repatriating those funds.
Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, and to meet such deleveraging objectives. In addition, we earn a significant amount of our operating income, and hold a significant portion of our cash and investments, in our foreign subsidiaries outside the U.S. As of June 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was approximately $301.4 million. If our domestic subsidiaries are not able to generate sufficient cash flow to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, we may need to repatriate additional earnings. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Any refinancing of our debt could result in higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Indenture governing our senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity and may impact our ability to satisfy our obligations in respect of our senior unsecured notes and the 2018 Coty Credit Agreement.
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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences. While luxury fragrances and skin care categories are experiencing strong growth, declines in the retail nail, mass color cosmetics and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, the June 23, 2016 referendum in the U.K. in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and subsequent initiation of formal withdrawal procedures by the U.K. government has caused significant volatility in the financial and credit markets and may impact consumer spending and economic conditions generally in Europe. The global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. Volatilities in exchange rates resulting from Brexit are expected to continue at least in the short term as the U.K. continues to negotiate its exit from the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. See “-We are subject to risks related to our international operations.” Further, recent political and economic developments in the U.S., the U.K., Europe and Brazil, including those relating to the current administration in the U.S., and the results of several elections in European nations and future elections in Brazil, have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
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
We operate on a global basis, and approximately 68% of our net revenues in fiscal 2018 were generated outside North America. We maintain offices in over 35 countries, and we market, sell and distribute our products in over 150 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, including the ghd acquisition, the acquisition of the Hypermarcas Brands and the acquisition of the P&G Beauty Business, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts (including any other change resulting from Brexit), labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts, improper payments. In particular, we are monitoring the latest developments regarding Brexit negotiations, including the potential impact on our business if the United Kingdom exits the EU without having a final withdrawal agreement in place (sometimes referred to as a “hard Brexit”). Brexit (and particularly a hard Brexit) could have a number of negative implications for our business, including with respect to the production of our product in the United Kingdom, the transfer or purchase of goods and services into or out of the United Kingdom and our operations in the United Kingdom. While we are analyzing various short- and long-term strategies to address Brexit contingencies, there can be no assurance that such strategies will be effective in limiting these negative impacts and Brexit thus could have a material impact on our business and results of operations.
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
The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, the E.U. recently imposed tariffs on certain luxury products imported from the U.S., which would impact the sale in the E.U. of certain of our Professional Beauty and Consumer Beauty products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials we import for use in manufacturing or packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products, our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. The beauty industry has been impacted by ongoing uncertainty surrounding tariffs and import duties, and international trade relations generally.  While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.
In addition, on December 22, 2017, the President of the U.S. signed the Tax Act, which includes a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the U.S. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and we expect to see future regulatory, administrative or legislative guidance that could adversely affect our financial results. We have recorded the impact in our financial statements of the Tax Act. To the extent any future guidance or analysis differs from our interpretation of the law, it could have a material adverse effect on our financial position and results of operations. In addition, some foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, ghd and Younique, that were previously outside our control and that we are now independently addressing, which may result in unanticipated or new liabilities. While we believe that we have adopted, and/or will adopt, appropriate risk management and compliance programs, such adoptions take time and, given the global nature of our operations and many laws and regulations to which we are subject, these legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time.
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
In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. We are in the process of enhancing our compliance program as a result of the acquisition of the P&G Beauty Business and our other recent acquisitions, but we cannot assure you that we will not encounter problems with respect to such programs or that such programs will be effective in ensuring compliance.
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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels or upon agreement of the licensor. For example, one of our brand licenses is up for renewal in fiscal 2019, and, while many of our licenses are long term, licenses relating to certain of our global brands are up for renewal in the next few years. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.

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
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. We have recently experienced several changes to senior management and the composition of our board of directors. Transition periods accompanying changes in leadership may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with the integration of the P&G Beauty Business and our other acquisitions, changes in our global business strategy, our restructurings and simplification program, continued changes in our senior management team and other key personnel, and other initiatives. As we continue to restructure our workforce from time to time (including with respect to business restructuring initiatives, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations. While we do have policies and procedures in place to reduce our exposure to these risks, there can be no assurance that such policies and procedures will be effective or that we will not be exposed to such claims, allegations or legal proceedings.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results. For example, the recent changes in sanctions against Iran have adversely impacted our net revenues and prohibits us from conducting business in Iran. Also, the Tax Act, enacted on December 22, 2017, introduced a broad range of tax changes significantly revising the U.S. corporate income tax system by, amongst other things, reducing the U.S. federal corporate tax rate from 35% to 21%, implementing a modified territorial tax system (including a new minimum tax on certain foreign earnings) and imposing one-time deemed repatriation tax on historical earnings generated by certain foreign subsidiaries that had not previously been repatriated to the United States. The new law makes broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future regulatory, administrative or legislative guidance could adversely affect our financial results. See “-We are subject to risks related to our international operations”, “-Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business” and “-We face risks associated with our independent contractors.”
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
We are exposed to the risk of fraud or other misconduct by our personnel or third parties such as independent contractors or agents. Misconduct by employees, independent contractors, or agents could include inadvertent or intentional failures to comply with the laws and regulations to which we are subject or with our policies, provide accurate information to regulatory authorities, comply with ethical, social, product, labor and environmental standards, comply with fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, our business is subject to laws, regulations and policies intended to prevent fraud, kickbacks, self-dealing, resale price maintenance and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees, influencers or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of employment, which could result in legal or regulatory action and serious harm to our reputation.
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. For the two-year period following the closing of the acquisition of the P&G Beauty Business, we were subject to certain restrictions in repurchasing our stock, and we have not repurchased any shares under our stock repurchase program since the quarter ended September 30, 2016. For more information on our stock repurchase restrictions, see “-We could be adversely affected by significant restrictions following the acquisition of the P&G Beauty Business in order to avoid tax-related liabilities.” In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. Further, we allow pledging by our employees in connection with certain executive ownership programs. A drop in our share price could result in pledged shares being sold pursuant to the terms of the pledge, which could result in a decrease in the trading price of our stock and subject us and our executives to civil and criminal investigations, including with respect to insider trading.
If the Distribution (as defined below) or the acquisition of the P&G Beauty Business does not qualify for its intended tax treatment, in certain circumstances we are required to indemnity P&G for resulting tax-related losses  under the tax matters agreement entered into in connection with the acquisition of the P&G Beauty Business dated October 1, 2016 (the “Tax Matters Agreement”).
In connection with the closing of the acquisition of the P&G Beauty Business on October 1, 2016, we and P&G received written opinions from special tax counsel regarding the intended tax treatment of the merger, and The Procter & Gamble Company (“P&G”) received an additional written opinion from special tax counsel regarding the intended tax treatment of the distribution by P&G of its shares of Galleria Co. (“Galleria”) common stock to P&G shareholders by way of an exchange offer (the “Distribution”). The opinions were based on, among other things, certain assumptions and representations as to factual matters and certain covenants made by us, P&G, Galleria and Green Acquisition Sub Inc. The opinions are not binding on the Internal Revenue Service (“IRS”) or a court, and the IRS or a court may not agree with the opinions.
Under the Tax Matters Agreement, in certain circumstances and subject to certain limitations, we are required to indemnify P&G against tax-related losses (e.g., increased taxes, penalties and interest required to be paid by P&G) if the Distribution or the merger fails to qualify for its intended tax treatment, including if the Distribution becomes taxable to P&G as a result of the acquisition of a 50% or greater interest (by vote or value) in us as part of a plan or series of related transactions that included the Distribution or if such failure is attributable to a breach of certain representations and warranties by us or certain actions or omissions by us. If we are required to indemnify P&G in the event of a taxable Distribution, this indemnification obligation would be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations.
JABC is a significant shareholder of the Company, owning approximately 40% of the fully diluted shares of Class A Common Stock, and has the ability to exercise significant influence over decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
Prior to the close of the acquisition of the P&G Beauty Business, we were controlled by JABC, Lucresca and Agnaten. Lucresca and Agnaten indirectly share voting and investment control over the shares of the Class A Common Stock held by JABC. Following the completion of the acquisition of the P&G Beauty Business, JABC remains our largest stockholder, owning approximately 40% of the fully diluted shares of Class A Common Stock following the close of the acquisition of the P&G Beauty Business. As a result, JABC, Lucresca and Agnaten continue to have the ability to exercise significant influence over decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the directors on our Board of Directors are affiliated with JABC.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information with respect to purchases of shares of our Class A Common Stock in the open market by JABC that settled during the fiscal quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (a)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	8,200,000	9.02	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	8,200,000	$9.02	—	—

(a) Excludes fees and commissions.

Item 5. Other Information.
Unregistered Sales of Equity Securities; Material Modification to Rights of Security Holders; Amendments to Articles of Incorporation
As previously disclosed, pursuant to the employment agreement entered into in connection with the appointment of Pierre Laubies as CEO, filed with the Company’s Current Report on Form 8-K on November 14, 2018, Mr. Laubies participates in the Company’s Elite stock investment program (“Elite”) as described in the Company’s Proxy Statement filed with the Securities and Exchange Commission on September 20, 2018, with a target investment amount of $20,000,000.
On February 4, 2019, the Company agreed to sell 6,925,341 shares of its Series A-1 Preferred Stock, par value $0.01 per share to Mr. Laubies, in connection with his participation in the Elite program, pursuant to a subscription agreement. The sale of Series A-1 Preferred Stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) as a private sale to an executive of the Company.
Under the terms provided in the subscription agreement, Mr. Laubies is entitled to exchange any or all “Vested Series A-1 Preferred Stock” (as defined below) prior to November 12, 2025, into, at the sole election of the Corporation, either: (i) an amount in cash payable in U.S. dollars per share so exchanged equal to (I) the fair market value of a share of Class A Common Stock of the Company on the date of conversion minus (II) an amount equal to the sum of $8.75 (the “Cash Exchange Price”), subject to adjustment from time to time (the “Share Exchange Price” and aggregated with the Cash Exchange Price, the “Exchange Price”) (such difference, the “Preferred Net Value”), or (ii) the number of shares of Class A Common Stock whose aggregate value, as measured by the fair market value of a share of such Class A Common Stock on the date of conversion, is equal to the Preferred Net Value.
The right of Mr. Laubies to exchange any or all shares of Vested Series A-1 Preferred Stock expires on the earliest to occur of: (i) the first anniversary of Mr. Laubies’s termination of employment due to death or disability, and (ii) the latest date prior to which Vested Series A-1 Preferred Stock can otherwise be exchanged as set forth in the paragraph above. Following the expiration date, the Company will have the right to redeem all, but not less than all, of the Series A-1 Preferred Stock, to the extent any are still outstanding, at a redemption price equal to $0.01 per share.
In addition, following the date of a change of control, the Company has the right to cause any Vested Series A-1 Preferred Stock to be exchanged for the Preferred Net Value payable, at the sole option and election of the Company, either in cash or Class A Common Stock.
Shares of the Series A-1 Preferred Stock issued to Mr. Laubies will vest 60 percent on November 12, 2021, 20 percent on November 12, 2022, and 20 percent on November 12, 2023, so long as Mr. Laubies continues to own 2,308,447 shares of Class A Common Stock and subject to his continued employment with the Company through each applicable vesting date. In addition, upon Mr. Laubies’ death, disability or retirement (as set forth in the Company’s Equity and Long-Term Incentive Plan), shares of the Series A-1 Preferred Stock issued to him will vest on a pro-rata basis. Upon Mr. Laubies’ separation from service by the Company without cause or by him for good reason within twelve months after a change in control of the Company (provided, in the case of Series A-1 Preferred Stock, that the change in control occurs after November 12, 2019), the shares of the Series A-1 Preferred Stock issued to Mr. Laubies will vest in full. Any shares of Series A-1 Preferred Stock that have vested in accordance with the foregoing conditions are “Vested Series A-1 Preferred Stock”.

On February 4, 2019, the Company filed a Certificate of Designations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, establishing the voting rights, powers, preferences and privileges, and the relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of the Series A Preferred Stock, which various and several voting powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions thereof are severally set forth in the subscription agreement relating to the issuance and sale of the Series A-1 Preferred Stock.
The holder of any Series A-1 Preferred Stock is not entitled to receive any dividends and has no voting rights except as required by law.
The Certificate of Designations became effective upon filing with the Secretary of State of the State of Delaware and it amends the Company’s Amended and Restated Certificate of Incorporation.
The description of the terms of the Series A-1 Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, which is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
4.3		Certificate of Designations of Preferred Stock, Series A-1, dated February 4, 2019.
21.1		List of significant subsidiaries.
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1		Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

COTY INC.

Date: February 8, 2019	By:	/s/Pierre Laubies
Name: Pierre Laubies
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Financial Officer
(Principal Financial Officer)