Form 10-Q
period 2019-03-31
COTY INC.
filed 2019-05-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3823358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue, New York, NY	10118
(Address of principal executive offices)	(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	New York Stock Exchange
At May 1, 2019, 751,398,085 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net revenues	$1,990.6	$2,222.7	$6,533.1	$7,098.6
Cost of sales	741.2	812.3	2,507.0	2,711.4
Gross profit	1,249.4	1,410.4	4,026.1	4,387.2
Selling, general and administrative expenses	1,070.5	1,251.6	3,476.8	3,761.9
Amortization expense	86.7	92.8	267.7	260.6
Restructuring costs	6.7	42.7	43.7	75.6
Acquisition-related costs	—	2.6	—	63.7
Asset impairment charges	—	—	977.7	—
Operating income (loss)	85.5	20.7	(739.8)	225.4
Interest expense, net	72.0	72.6	204.4	199.3
Other expense, net	17.5	3.8	25.0	12.5
(Loss) income before income taxes	(4.0)	(55.7)	(969.2)	13.6
Provision (benefit) for income taxes	—	4.4	0.9	(28.8)
Net (loss) income	(4.0)	(60.1)	(970.1)	42.4
Net income (loss) attributable to noncontrolling interests	2.3	1.1	4.1	(3.0)
Net income attributable to redeemable noncontrolling interests	5.8	15.8	10.6	32.9
Net (loss) income attributable to Coty Inc.	$(12.1)	$(77.0)	$(984.8)	$12.5
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.02)	$(0.10)	$(1.31)	$0.02
Diluted	(0.02)	(0.10)	(1.31)	0.02
Weighted-average common shares outstanding:
Basic	751.4	750.1	751.1	749.4
Diluted	751.4	750.1	751.1	753.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net (loss) income	$(4.0)	$(60.1)	$(970.1)	$42.4
Other comprehensive (loss) income:
Foreign currency translation adjustment	(18.6)	247.4	(127.5)	518.5
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $3.4 and $1.5, and $8.9 and $(2.5) during the three and nine months ended, respectively	(11.0)	6.9	(28.7)	14.2
Pension and other post-employment benefits adjustment, net of tax of $2.0 and $(0.7), and $0.6 and $(0.7) during the three and nine months ended, respectively	(5.6)	(2.3)	(4.0)	(0.7)
Total other comprehensive (loss) income, net of tax	(35.2)	252.0	(160.2)	532.0
Comprehensive (loss) income	(39.2)	191.9	(1,130.3)	574.4
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss)	2.3	1.1	4.1	(3.0)
Foreign currency translation adjustment	(0.1)	(0.2)	0.1	0.3
Total comprehensive income (loss) attributable to noncontrolling interests	2.2	0.9	4.2	(2.7)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.8	15.8	10.6	32.9
Comprehensive (loss) income attributable to Coty Inc.	$(47.2)	$175.2	$(1,145.1)	$544.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$384.1	$331.6
Restricted cash	36.1	30.6
Trade receivables—less allowances of $64.3 and $81.8, respectively	1,211.6	1,536.0
Inventories	1,183.5	1,148.9
Prepaid expenses and other current assets	587.2	603.9
Total current assets	3,402.5	3,651.0
Property and equipment, net	1,609.2	1,680.8
Goodwill	7,618.8	8,607.1
Other intangible assets, net	7,791.3	8,284.4
Deferred income taxes	183.3	107.4
Other noncurrent assets	151.5	299.5
TOTAL ASSETS	$20,756.6	$22,630.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,844.0	$1,928.6
Accrued expenses and other current liabilities	1,488.0	1,844.4
Short-term debt and current portion of long-term debt	196.7	218.9
Income and other taxes payable	50.1	52.1
Total current liabilities	3,578.8	4,044.0
Long-term debt, net	7,490.9	7,305.4
Pension and other post-employment benefits	518.2	533.3
Deferred income taxes	836.0	842.5
Other noncurrent liabilities	378.0	388.5
Total liabilities	12,801.9	13,113.7
COMMITMENTS AND CONTINGENCIES (See Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	452.2	661.3
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 10.2 and 5.0 issued and 8.4 and 5.0 outstanding, respectively, at March 31, 2019 and June 30, 2018	0.1	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 816.4 and 815.8 issued and 751.4 and 750.7 outstanding, respectively, at March 31, 2019 and June 30, 2018	8.1	8.1
Additional paid-in capital	10,674.6	10,750.8
Accumulated deficit	(1,741.8)	(626.2)
Accumulated other comprehensive income	(1.5)	158.8
Treasury stock—at cost, shares: 65.0 at March 31, 2019 and June 30, 2018	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	7,497.7	8,849.7
Noncontrolling interests	4.8	5.5
Total equity	7,502.5	8,855.2
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$20,756.6	$22,630.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Nine Months Ended March 31, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU No. 2016-16 (See Note 2)						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606 (See Note 3)						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per common share)					(94.0)					(94.0)		(94.0)
Net income (loss)						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2
Cancellation of Preferred Stock	(3.1)	—								—		—
Exercise of employee stock options and restricted stock units			0.4	—	0.2					0.2		0.2
Shares withheld for employee taxes					(1.3)					(1.3)		(1.3)
Share-based compensation expense					4.4					4.4		4.4
Dividends ($0.125 per Common Share)					(94.6)					(94.6)		(94.6)
Net income (loss)						(960.6)				(960.6)	0.6	(960.0)	4.0
Other comprehensive loss							(77.2)			(77.2)		(77.2)
Distribution to noncontrolling interests, net										—		—	(11.9)
Adjustment of redeemable noncontrolling interests to redemption value					126.7					126.7		126.7	(126.7)
BALANCE—December 31, 2018	1.9	$—	816.2	$8.1	$10,734.9	$(1,729.7)	$33.6	65.0	$(1,441.8)	$7,605.1	$6.2	$7,611.3	$487.6
Issuance of Preferred Stock	6.9	0.1			0.6					0.7		0.7
Cancellation of Preferred Stock	(0.4)	—			—					—		—
Exercise of employee stock options and restricted stock units			0.2	—	0.5					0.5		0.5
Shares withheld for employee taxes					(0.1)					(0.1)		(0.1)
Share-based compensation expense					(0.5)					(0.5)		(0.5)
Dividends ($0.125 per Common Share)					(94.7)					(94.7)		(94.7)

Net income (loss)						(12.1)				(12.1)	2.3	(9.8)	5.8
Other comprehensive loss							(35.1)			(35.1)	(0.1)	(35.2)
Distribution to noncontrolling interests, net										—	(3.6)	(3.6)	(8.3)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					0.9					0.9		0.9	0.1
Adjustment of redeemable noncontrolling interests to the higher of its redemption value or carrying value					33.0					33.0		33.0	(33.0)
BALANCE—March 31, 2019	8.4	$0.1	816.4	$8.1	$10,674.6	$(1,741.8)	$(1.5)	65.0	$(1,441.8)	$7,497.7	$4.8	$7,502.5	$452.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Nine Months Ended March 31, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU No. 2016-09						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Exercise of employee stock options and restricted stock units and related tax benefits			1.5	—	11.2					11.2		11.2
Shares withheld for employee taxes					(3.1)					(3.1)		(3.1)
Share-based compensation expense					8.1					8.1		8.1
Dividends ($0.125 per common share)					(94.3)					(94.3)		(94.3)
Net (loss) income						(19.7)				(19.7)	(2.2)	(21.9)	5.8
Other comprehensive income							239.1			239.1	0.6	239.7
Distribution to noncontrolling interests, net										—		—	(6.4)
Dilution of redeemable noncontrolling interest due to additional contribution					17.0					17.0		17.0	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(29.0)					(29.0)		(29.0)	29.0
BALANCE—September 30, 2017	4.2	$—	814.4	$8.1	$11,113.1	$(470.6)	$243.5	65.0	$(1,441.8)	$9,452.3	$1.4	$9,453.7	$562.5
Issuance of Preferred Stock	1.0	—			—					—		—
Exercise of employee stock options and restricted stock units and related tax benefits			0.4		2.5					2.5		2.5
Shares withheld for employee taxes					(0.3)					(0.3)		(0.3)
Share-based compensation expense					9.0					9.0		9.0
Dividends ($0.125 per common share)					(94.4)					(94.4)		(94.4)
Net income (loss)						109.2				109.2	(1.9)	107.3	11.3
Other comprehensive income							40.4			40.4	(0.1)	40.3
Distribution to noncontrolling interests, net										—		—	(25.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(8.3)					(8.3)		(8.3)	8.3
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(81.3)					(81.3)		(81.3)	81.3
BALANCE—December 31, 2017	5.2	$—	814.8	$8.1	$10,940.3	$(361.4)	$283.9	65.0	$(1,441.8)	$9,429.1	$(0.6)	$9,428.5	$638.3
Cancellation of Preferred Stock	(0.2)	—								—		—
Exercise of employee stock options and restricted stock units and related tax benefits			0.7	—	6.3					6.3		6.3

Shares withheld for employee taxes					(0.1)					(0.1)		(0.1)
Share-based compensation expense					8.7					8.7		8.7
Dividends ($0.125 per common share)					(94.6)					(94.6)		(94.6)
Net (loss) income						(77.0)				(77.0)	1.1	(75.9)	15.8
Other comprehensive income							252.2			252.2	(0.2)	252.0
Distribution to noncontrolling interests, net										—		—	(14.0)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					0.9					0.9		0.9	(0.9)
Adjustment of redeemable noncontrolling interests to redemption value					(26.2)					(26.2)		(26.2)	26.2
BALANCE—March 31, 2018	5.0	$—	815.5	$8.1	$10,835.3	$(438.4)	$536.1	65.0	$(1,441.8)	$9,499.3	$0.3	$9,499.6	$665.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(970.1)	$42.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	550.3	543.5
Deferred income taxes	(57.5)	(157.7)
Provision for bad debts	7.8	15.4
Provision for pension and other post-employment benefits	27.3	33.3
Share-based compensation	7.8	26.1
Asset impairment charges	977.7	—
Non-cash restructuring charges	27.8	0.9
Other	28.6	15.3
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	290.1	(33.5)
Inventories	(59.4)	(101.3)
Prepaid expenses and other current assets	(7.5)	(76.2)
Accounts payable	(5.3)	(80.2)
Accrued expenses and other current liabilities	(344.1)	(27.4)
Income and other taxes payable	(3.8)	64.6
Other noncurrent assets	19.4	(7.2)
Other noncurrent liabilities	(37.7)	(69.1)
Net cash provided by operating activities	451.4	188.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(330.9)	(318.7)
Payment for business combinations and asset acquisitions, net of cash acquired	(40.8)	(265.5)
Proceeds from sale of asset	0.7	3.5
Net cash used in investing activities	(371.0)	(580.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from short-term debt, original maturity less than three months	(17.1)	5.1
Proceeds from revolving loan facilities	1,587.4	2,298.1
Repayments of revolving loan facilities	(1,106.8)	(1,535.8)
Repayments of term loans and other long-term debt	(142.5)	(150.6)
Dividend payment	(282.8)	(281.9)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	2.0	20.0
Net payments of foreign currency contracts	(6.5)	(2.7)
Proceeds from noncontrolling interests	—	0.2
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(34.3)	(54.0)
Payment of debt issuance costs	(10.7)	(4.0)
All other	(5.4)	(3.5)
Net cash (used in) provided by financing activities	(16.7)	290.9
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5.7)	16.7
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	58.0	(84.2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	362.2	570.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$420.2	$486.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$195.8	$194.2
Cash received during the period for settlement of interest rate swaps (See Note 13)	43.2	—
Cash paid during the period for income taxes, net of refunds received	88.4	83.9
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$97.3	$104.3
Non-cash contingent consideration for business combination (see Note 5)	—	5.0

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2018. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2019. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2019 and June 30, 2018, the Company had restricted cash of $36.1 and $30.6, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2019 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2019. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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

Tax Information
The effective income tax rate for the three months ended March 31, 2019 and 2018 was 0.0% and (7.9)%, respectively, and (0.1)% and (211.8)% for the nine months ended March 31, 2019 and 2018, respectively. The negative effective tax rate in the three months ended March 31, 2018 and the nine months ended March 31, 2019 results from reporting losses before income taxes and a provision for income taxes. The negative effective tax rate in the nine months ended March 31, 2018 results from reporting income before taxes and a benefit for income taxes. The change in effective tax rate for the three months ended March 31, 2019, as compared to the prior period, is primarily due to the impact of the Tax Act (as described below) in the prior period. The change in effective tax rate for the nine months ended March 31, 2019, as compared to the prior year period, is primarily due to the resolution of foreign uncertain tax positions of approximately $43.0 in the prior period.
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
On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. The Company recorded its initial estimate of the impact of the Tax Act in fiscal 2018. This estimate was a charge of approximately $41.0 as a result of utilizing tax attributes (e.g., net operating losses and foreign tax credits) to fully offset the cash impact of the one-time deemed repatriation tax. During the second quarter of fiscal 2019, the Company finalized its calculation of the impact of the Tax Act and no additional adjustments were required.
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
As of March 31, 2019 and June 30, 2018, the gross amount of UTBs was $303.4 and $303.6, respectively. As of March 31, 2019, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $118.7. As of March 31, 2019 and June 30, 2018, the liability associated with UTBs, including accrued interest and penalties, was $134.9 and $135.4, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.6 and $(0.2) for the three months ended March 31, 2019 and 2018, respectively, and $3.2 and $1.9 for the nine months ended March 31, 2019 and 2018, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018 was $16.1 and $13.1, respectively. On the basis of the information available as of March 31, 2019, it is reasonably possible that a decrease of up to $23.2 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Factoring of Receivables
On March 19, 2019, the Company entered into an Uncommitted Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution, with an aggregate facility limit of $150.0. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee. Pursuant to Receivables Purchase Agreement, the Company acts as collections agent for the financial institution and is responsible for the collection, and remittance to the financial institution, of all customer payments related to trade receivables factored under this arrangement. For certain customer receivables factored, the Company will retain a recourse obligation of up to 10 percent of the respective invoice’s net invoice value, payable to the financial institution if the customer’s payment is not received by the contractual due date.
The Company accounts for trade receivable transfers under the Receivables Purchase Agreement as sales and derecognizes the sold receivables from the Condensed Consolidated Balance Sheets. The fair value of sold receivables approximated their book value due to their short-term nature. The Company estimated that the fair value of its servicing responsibilities was not material. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Condensed Consolidated Statements of Cash Flows.
During the three and nine months ended March 31, 2019, total trade receivables factored under the Receivables Purchase Agreement, net of collections, was $109.1, which reflects the timing of certain trade receivables factored late in the third quarter. Gross trade receivables factored under the Receivables Purchase Agreement during the three and nine months ended March 31, 2019 totaled $134.6.
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
The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU No. 2017-07:

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted
Cost of sales	$812.4	$(0.1)	$812.3	$2,711.7	$(0.3)	$2,711.4
Selling, general and administrative expenses	1,252.3	(0.7)	1,251.6	3,764.0	(2.1)	3,761.9
Operating income	19.9	0.8	20.7	223.0	2.4	225.4
Other expense, net	3.0	0.8	3.8	10.1	2.4	12.5
Net income	(60.1)	—	(60.1)	42.4	—	42.4

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
Additionally, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides lessors the election to consider certain sales and similar taxes as lessee costs and exclude them from consideration in the contract, requires lessors to exclude certain lessor costs paid directly to third parties from expenses and related revenues, and requires the allocation of certain variable payments to the lease and nonlease components when changes in facts and circumstances related to the payments occur.
The new leasing guidance will be effective for the Company in fiscal 2020 with early adoption permitted. The Company has an implementation team in place that is performing a comprehensive evaluation of the impact the standard will have on the Company’s Condensed Consolidated Financial Statements and related disclosures. The evaluation includes assessing the Company’s lease portfolio, the implementation of new software to meet reporting requirements and the impact to business processes. Based on the current status of the evaluation, management believes the adoption of the new standard will have a significant impact on the Condensed Consolidated Balance Sheets. The Company expects to finalize its evaluation and assessment as required by the new leases standard and quantify the balance sheet impact upon adoption at July 1, 2019 during the fourth quarter of fiscal 2019. Upon adoption, the Company’s lease liability will be based on the present value of such payments and the related right-of-use asset will be based on the lease liability, adjusted for initial direct costs, prepaid lease payments and lease incentives received. The Company plans to adopt the new standard when it becomes effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that exist at adoption and will not restate the prior comparative periods.

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
The following table summarizes the impacts of adopting the New Revenue Standard on the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019:

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$1,990.6	$25.6	$2,016.2
Selling, general and administrative expenses	1,070.5	1.0	1,071.5
Net (loss) income	(4.0)	18.4	14.4
Net (loss) income attributable to Coty Inc.	(12.1)	18.6	6.5

Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.02)	$0.03	$0.01
Diluted	(0.02)	0.03	0.01

The following table summarizes the impacts of adopting the New Revenue Standard on the Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2019:

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$6,533.1	$8.9	$6,542.0
Selling, general and administrative expenses	3,476.8	2.3	3,479.1
Net (loss) income	(970.1)	5.0	(965.1)
Net (loss) income attributable to Coty Inc.	(984.8)	5.0	(979.8)

Net (loss) income attributable to Coty Inc. per common share:
Basic	$(1.31)	$0.01	$(1.30)
Diluted	(1.31)	0.01	(1.30)
Revenue Recognition Accounting Policy
For periods after July 1, 2018, revenue is recognized at a point in time and/or over time when control of the promised goods or services is transferred to the Company’s customers, which usually occurs upon delivery. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company’s revenue contracts principally represent a performance obligation to sell its beauty products to trade customers and are satisfied when control of promised goods and services is transferred to the customers.
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
The Company accounts for certain customer store fixtures as other assets. Such fixtures are amortized using the straight-line method over the period of 3 to 5 years as a reduction of revenue.
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
With the adoption of ASU No. 2017-07 (see Note 2—Summary of Significant Accounting Policies), the non-service cost components of net periodic benefit cost have been removed from consolidated operating expenses and included in consolidated other expense, net. For segment reporting, however, all components of net periodic benefit cost are included in segment operating results as these components continue to comprise the basis on which the CODM analyzes segment results. In order to reconcile the total of segment operating income (loss) to consolidated operating income (loss), reclassification adjustments related to the non-service costs components have been included in Corporate in the table below.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2019	2018	2019	2018
Net revenues:
Luxury	$729.2	$752.5	$2,539.6	$2,468.1
Consumer Beauty	840.3	1,021.7	2,636.9	3,203.7
Professional Beauty	421.1	448.5	1,356.6	1,426.8
Total	$1,990.6	$2,222.7	$6,533.1	$7,098.6
Operating income (loss):
Luxury	$87.7	$59.4	$250.0	$201.2
Consumer Beauty	24.1	64.2	(901.4)	225.4
Professional Beauty	30.7	11.4	109.5	83.2
Corporate	(57.0)	(114.3)	(197.9)	(284.4)
Total	$85.5	$20.7	$(739.8)	$225.4
Reconciliation:
Operating income (loss)	$85.5	$20.7	$(739.8)	$225.4
Interest expense, net	72.0	72.6	204.4	199.3
Other expense, net	17.5	3.8	25.0	12.5
(Loss) income before income taxes	$(4.0)	$(55.7)	$(969.2)	$13.6
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2019	2018	2019	2018
Fragrance	36.6%	36.2%	40.6%	38.3%
Color Cosmetics	27.7	26.1	25.6	26.2
Hair Care	25.7	25.4	24.7	24.6
Skin & Body Care	10.0	12.3	9.1	10.9
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

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
The aggregate future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the portion of contingent consideration payable within twelve months from the March 31, 2019 balance sheet date is recorded in Accrued expenses and other current liabilities and the remainder is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. From the date of acquisition through the end of the third quarter of fiscal 2019, the Company made £3.5 million in contingent payments.
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
6. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $0.0 and $2.6 for the three months ended March 31, 2019 and 2018, respectively and $0.0 and $63.7 for the nine months ended March 31, 2019 and 2018, respectively, which have been recorded in Acquisition-related costs in the Condensed Consolidated Statements of Operations. Acquisition-related costs incurred during the three and nine months ended

March 31, 2018 were primarily related to the acquisition of The Procter & Gamble Company’s (“P&G”) beauty business (the “P&G Beauty Business”).
7. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2019 and 2018 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Global Integration Activities	$2.6	$33.3	$31.3	$58.2
2018 Restructuring Actions	4.5	8.6	13.3	20.5
Other Restructuring	(0.4)	0.8	(0.9)	(3.1)
Total	$6.7	$42.7	$43.7	$75.6
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has and expects to continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $502.0 related to approved initiatives through March 31, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$3.3	$364.2
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	0.3	1.5	27.8	1.7	31.3
Cumulative through March 31, 2019	$401.7	$43.2	$46.7	$10.4	$502.0
Over the next two fiscal years, the Company expects to incur approximately $25.0 of additional restructuring charges pertaining to the approved actions, primarily related to contract terminations, employee termination benefits and other related exit costs.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$203.0	$17.0	$—	$3.1	$223.1
Restructuring charges	7.8	1.6	27.8	1.9	39.1
Payments	(130.3)	(7.1)	—	(3.2)	(140.6)
Changes in estimates	(7.5)	(0.1)	—	(0.2)	(7.8)
Non-cash utilization	—	—	(27.8)	—	(27.8)
Effect of exchange rates	(3.6)	—	—	—	(3.6)
Balance—March 31, 2019	$69.4	$11.4	$—	$1.6	$82.4
The Company currently estimates that the total remaining accrual of $82.4 will result in cash expenditures of approximately $25.7, $47.3 and $9.4 in fiscal 2019, 2020 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $81.7 related to approved initiatives through March 31, 2019, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	12.1	(0.1)	—	1.3	13.3
Cumulative through March 31, 2019	$75.6	$0.1	$1.3	$4.7	$81.7
Over the next three fiscal years, the Company expects to incur approximately $9.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$48.0	$0.2	$3.3	$51.5
Restructuring charges	13.6	—	1.3	14.9
Payments	(43.2)	—	(2.8)	(46.0)
Changes in estimates	(1.5)	(0.1)	—	(1.6)
Effect of exchange rates	(0.5)	—	(0.2)	(0.7)
Balance—March 31, 2019	$16.4	$0.1	$1.6	$18.1
The Company currently estimates that the total remaining accrual of $18.1 will result in cash expenditures of approximately $7.5, $10.5 and $0.1 in fiscal 2019, 2020 and thereafter, respectively.
Other Restructuring
In connection with the acquisition of the Burberry Beauty Business, the Company recorded the reversal of $(0.1) of restructuring costs relating to third-party contract terminations during the nine months ended March 31, 2019. The related liability balances were $1.0 and $3.9 at March 31, 2019 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $1.0 will result in cash expenditure in fiscal 2020.
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(0.6) and $(4.7) during the nine months ended March 31, 2019 and 2018, respectively. The related liability balances were $5.6 and $9.4 at March 31, 2019 and June 30, 2018, respectively. The Company currently estimates that the total remaining accrual of $5.6 will result in cash expenditures of $1.2, $2.4 and $2.0 in fiscal 2019, 2020 and 2021, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company recognized (income) expenses, net, of $(0.2) and $1.6 during the nine months ended March 31, 2019 and 2018, respectively. The related liability balances were $3.6 and $7.0 at March 31, 2019 and June 30, 2018, respectively. The Company estimates that the remaining accrual of $3.6 at March 31, 2019 will result in cash expenditures of $0.4, $2.7 and $0.5 in fiscal 2019, 2020 and thereafter, respectively.
8. INVENTORIES
Inventories as of March 31, 2019 and June 30, 2018 are presented below:

	March 31, 2019	June 30, 2018
Raw materials	$265.6	$278.6
Work-in-process	15.1	21.8
Finished goods	902.8	848.5
Total inventories	$1,183.5	$1,148.9

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units in fiscal 2018.
In the course of evaluating the results for the second quarter of fiscal 2019, the Company noted the cash flows associated with its Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories mainly impacting the CoverGirl, Rimmel, Max Factor, Bourjois and Clairol trademarks; additional shelf-spaces losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, the Company considered the impact of a 75 basis point increase in the discount rate, which adversely affected the fair value of the reporting unit. Management concluded that these adverse factors represented indicators of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit. As a result, in the second quarter of fiscal 2019, the Company recognized asset impairment charges of $930.3, of which $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described below and recorded in Asset impairment charges in the Condensed Consolidated Statements of Operations.
Additionally, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8 for the second quarter of fiscal 2019. In addition to the impact of a 75 basis point increase in the discount rate for the trademark, the Company considered the impact of the business indicators of lower than expected net revenue growth in the U.S. and a decrease in the level of expected profitability of the trademark.
Goodwill
Goodwill as of March 31, 2019 and June 30, 2018 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$3,366.6	$4,927.5	$953.8	$9,247.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2018	$2,962.9	$4,690.4	$953.8	$8,607.1

Changes during the period ended March 31, 2019:
Measurement period adjustments (a)	$(10.5)	$0.6	$0.5	$(9.4)
Foreign currency translation	(50.5)	(86.3)	(9.6)	(146.4)
Impairment charges	—	(832.5)	—	(832.5)

Gross balance at March 31, 2019	$3,305.6	$4,841.8	$944.7	$9,092.1
Accumulated impairments	(403.7)	(1,069.6)	—	(1,473.3)
Net balance at March 31, 2019	$2,901.9	$3,772.2	$944.7	$7,618.8

(a) Includes measurement period adjustments in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2019 and June 30, 2018 are presented below:

	March 31, 2019	June 30, 2018
Indefinite-lived other intangible assets	$3,043.7	$3,186.2
Finite-lived other intangible assets, net	4,747.6	5,098.2
Total Other intangible assets, net	$7,791.3	$8,284.4

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2018	$414.6	$1,703.1	$1,266.3	$3,384.0
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2018	$295.8	$1,627.2	$1,263.2	$3,186.2

Changes during the period ended March 31, 2019:
Foreign currency translation	$(10.5)	$(13.2)	$(5.2)	$(28.9)
Impairment charges	(22.8)	(90.8)	—	(113.6)

Gross balance at March 31, 2019	$404.1	$1,689.9	$1,261.1	$3,355.1
Accumulated impairments	(141.6)	(166.7)	(3.1)	(311.4)
Net balance at March 31, 2019	$262.5	$1,523.2	$1,258.0	$3,043.7
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2018
License agreements	$3,362.7	$(792.9)	$—	$2,569.8
Customer relationships	1,960.5	(508.7)	(5.5)	1,446.3
Trademarks	1,002.1	(185.5)	(0.4)	816.2
Product formulations and technology	361.2	(95.3)	—	265.9
Total	$6,686.5	$(1,582.4)	$(5.9)	$5,098.2
March 31, 2019
License agreements (a)	$3,215.1	$(839.0)	$(19.6)	$2,356.5
Customer relationships (a)	1,943.1	(603.3)	(5.5)	1,334.3
Trademarks (b)	1,037.8	(218.0)	(0.4)	819.4
Product formulations and technology	356.8	(119.4)	—	237.4
Total	$6,552.8	$(1,779.7)	$(25.5)	$4,747.6

(a) Includes measurement period adjustments during the nine months ended March 31, 2019 in connection with the Burberry Beauty Business acquisition (Refer to Note 5—Business Combinations).
(b) Includes an acquired trademark of $40.8.

In July 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
Amortization expense was $86.7 and $92.8 for the three months ended March 31, 2019 and 2018, respectively and $267.7 and $260.6 for the nine months ended March 31, 2019 and 2018, respectively.

10. DEBT
The Company’s debt balances consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

	March 31, 2019	June 30, 2018
Short-term debt	$8.5	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	814.2	368.1
2018 Coty Term A Facility due April 2023	3,162.6	3,371.5
2018 Coty Term B Facility due April 2025	2,337.1	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	617.8	640.9
2026 Euro Notes due April 2026	280.8	291.4
Other long-term debt and capital lease obligations	1.3	1.6
Total debt	7,772.3	7,623.2
Less: Short-term debt and current portion of long-term debt	(196.7)	(218.9)
Total Long-term debt	7,575.6	7,404.3
Less: Unamortized debt issuance costs (a)	(73.5)	(86.2)
Less: Discount on Long-term debt	(11.2)	(12.7)
Total Long-term debt, net	$7,490.9	$7,305.4

(a) Consists of unamortized debt issuance costs of $26.4 and $31.4 for the 2018 Coty Revolving Credit Facility, $24.6 and $29.2 for the 2018 Coty Term A Facility and $9.7 and $10.9 for the 2018 Coty Term B Facility, $7.4 and $8.3 for the 2026 Dollar and Euro Notes and $5.4 and $6.4 for the 2023 Euro Notes as of March 31, 2019 and June 30, 2018, respectively.
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
The Senior Unsecured Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of assets and certain merger or consolidation transactions. The Senior Unsecured Notes also provide for customary events of default.
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
Scheduled Amortization
The Company makes quarterly payments of 1.25% and 0.25%, which began on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	March 31, 2019		June 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,313.9	$6,090.2	$6,130.1	$6,070.8
Senior Unsecured Notes	1,448.6	1,437.0	1,482.3	1,449.9
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of March 31, 2019, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$47.0
2020	187.8
2021	187.8
2022	187.8
2023	4,084.2
Thereafter	3,067.9
Total	$7,762.5

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
As of March 31, 2019, the Company was in compliance with all covenants contained within the Debt Agreements.
11. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest expense	$76.8	$75.5	$223.3	$212.5
Foreign exchange gains, net of derivative contracts	(0.3)	0.6	(4.1)	(5.3)
Interest income	(4.5)	(3.5)	(14.8)	(7.9)
Total interest expense, net	$72.0	$72.6	$204.4	$199.3

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$8.5	$9.8	$0.3	$0.5	$8.8	$10.3
Interest cost	0.2	0.2	3.3	3.1	0.5	0.6	4.0	3.9
Expected return on plan assets	—	—	(2.1)	(1.8)	—	—	(2.1)	(1.8)
Amortization of prior service cost (credit)	—	—	0.1	—	(1.5)	(1.4)	(1.4)	(1.4)
Amortization of net (gain) loss	(0.2)	(0.2)	—	0.3	—	—	(0.2)	0.1
Net periodic benefit cost (credit)	$—	$—	$9.8	$11.4	$(0.7)	$(0.3)	$9.1	$11.1

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$25.3	$29.4	$0.9	$1.5	$26.2	$30.9
Interest cost	0.6	0.5	9.9	9.3	1.5	1.8	12.0	11.6
Expected return on plan assets	—	—	(6.3)	(5.6)	—	—	(6.3)	(5.6)
Amortization of prior service cost (credit)	—	—	0.3	0.2	(4.5)	(4.2)	(4.2)	(4.0)
Amortization of net (gain) loss	(0.6)	(0.5)	0.2	1.0	—	(0.1)	(0.4)	0.4
Net periodic benefit cost (credit)	$—	$—	$29.4	$34.3	$(2.1)	$(1.0)	$27.3	$33.3
13. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into derivatives for which hedge accounting treatment has been applied which the Company anticipates realizing in the Consolidated Statements of Operations through fiscal 2020.
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
During August 2018, the Company extended the maturity of the interest rate swap portfolio through 2021 by replacing its original swap contracts with swap contracts having longer maturities to manage the medium term exposure to interest rate increases. The Company received $43.2 for settlement of the original swap contracts. As the forecasted interest expense under the original swap agreements is still probable, the related accumulated other comprehensive income (loss) (“AOCI/(L)”) will be amortized in line with the timing of the forecasted transactions. As of March 31, 2019 and June 30, 2018, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.

Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $264.1 and $115.0 as of March 31, 2019 and June 30, 2018, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Foreign exchange forward contracts	$(0.2)	$(0.2)	$0.2	$(0.4)
Interest rate swap contracts	(11.4)	11.2	(27.3)	22.7
Net investment hedge	70.5	(23.7)	149.1	(56.7)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $3.0 and $31.7 as of March 31, 2019 and June 30, 2018, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $5.5. As of March 31, 2019, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Foreign exchange forward contracts:
Net revenues	$—	$0.3	$—	$0.7
Cost of sales	0.1	0.2	0.1	0.7
Interest rate swap contracts:
Interest expense	$2.7	$(2.2)	$10.4	$(3.1)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Selling, general and administrative expenses	$—	$(0.2)	$0.1	$(1.1)
Interest expense, net	(4.1)	(7.0)	(5.7)	6.1
Other expense, net	—	(0.3)	1.4	(0.3)
14. EQUITY
Common Stock
As of March 31, 2019, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2019, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 751.4 million.
As of March 31, 2019, the Company’s largest stockholder was JAB Cosmetics B.V. (“JABC”), which owned approximately 40% of Coty’s Class A shares. Both JABC and the shares of the Company held by Cottage Holdco B.V., a wholly-owned subsidiary of JABC, are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and nine months ended March 31, 2019, JABC acquired nil and 10.8 million shares of Class A Common Stock, respectively, in open market purchases on the New York Stock Exchange. On April 30, 2019, Cottage Holdco B.V. completed a tender offer transaction (the “Offer”), acquiring 150 million of outstanding Class A shares of the Company at a price of $11.65 per share and as a result, is the Company’s largest stockholder. Immediately after completion of this tender offer transaction, JABC indirectly controls approximately 60% of Coty’s Class A shares. The Company did not receive any proceeds from these stock purchases conducted by JABC.
Preferred Stock
As of March 31, 2019, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock outstanding as of March 31, 2019, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
On January 15, 2019, the Company cancelled 3,067,554 shares of its Series A Preferred Stock that were forfeited during the six months ended December 31, 2018, reducing the total authorized number of shares of Series A Preferred Stock from 6,319,641 to 3,252,087.
On February 4, 2019, the Company authorized, designated and issued 6,925,341 shares of Series A-1 Preferred Stock.
As of March 31, 2019, total authorized shares of Series A Preferred Stock and Series A-1 Preferred Stock are 3.3 million and 6.9 million, respectively, total issued shares of Series A Preferred Stock and Series A-1 Preferred Stock are 1.9 million and 6.9 million, respectively, and total outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock are 1.5 million and 6.9 million, respectively. The Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
Of the 1.5 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 0.3 million shares vest on February 16, 2022 and 0.2 million shares vest on November 16, 2022. Of the 6.9 million outstanding shares of Series A-1 Preferred Stock, 4.1 million shares vest on November 12, 2021, 1.4 million shares vest on November 12, 2022 and 1.4 million shares vest on November 12, 2023. As of March 31, 2019, the Company classified $0.7 of Preferred Stock as equity, and $1.7 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, available cash, the Company’s deleveraging strategy and general market conditions. For the three and nine months ended March 31, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2019, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Dividends
The following dividends were declared during the nine months ended March 31, 2019:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8
November 7, 2018	Quarterly	$0.125	November 30, 2018	$95.1	December 14, 2018	$93.9	$1.2
February 8, 2019	Quarterly	$0.125	February 28, 2019	$95.1	March 15, 2019	$93.9	$1.2
Fiscal 2019		$0.375		$284.8		$281.6	$3.2

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
In addition to the activity noted in the table above, the Company made a payment of $1.2 for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2019. Total dividends paid during the nine months ended March 31, 2019 was $282.8, which was recorded as a decrease to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2019.
The Company recorded an additional decrease to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2019 of $0.5, consisting of $3.2 dividends payable on dividends declared during the nine months ended March 31, 2019 offset by $1.2 dividends paid for previously accrued dividends on vested RSUs and $1.5 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs. Total dividends recorded to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2019 is $(283.3). Total accrued dividends on unvested RSUs and phantom units of $2.0 and $4.5 are included in

Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2019.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (loss) on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8
Other comprehensive (loss) income before reclassifications	(20.8)	149.1	(276.7)	—	(148.4)
Net amounts reclassified from AOCI/(L)	(7.9)	—	—	(4.0)	(11.9)
Net current-period other comprehensive (loss) income	(28.7)	149.1	(276.7)	(4.0)	(160.3)
Balance—March 31, 2019	$3.0	$264.1	$(321.0)	$52.4	$(1.5)

(a) For the nine months ended March 31, 2019, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial gains of $4.6, net of tax of $0.6.

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Loss on Net Investment Hedges	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive income (loss) before reclassifications	15.5	(56.7)	574.9	(0.7)	533.0
Net amounts reclassified from AOCI/(L)	(1.3)	—	—	—	(1.3)
Net current-period other comprehensive income (loss)	14.2	(56.7)	574.9	(0.7)	531.7
Balance—March 31, 2018	$26.8	$(80.4)	$554.1	$35.6	$536.1
15. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Equity plan expense	$(0.5)	$8.7	$10.3	$25.8
Liability plan (income) expense	—	1.2	(2.6)	0.3
Fringe expense	—	1.1	0.5	2.9
Total share-based compensation expense	$(0.5)	$11.0	$8.2	$29.0
The share-based compensation expense (income) for the three and nine months ended March 31, 2019 of $(0.5) and $8.2, respectively, includes $8.5 and $26.0 expense for the respective periods offset by $(9.0) and $(17.8) income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in estimated forfeiture rates during the period.
As of March 31, 2019, the total unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred Stock and restricted and other share awards is $55.0, $8.3 and $87.6, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred stock and restricted and other share awards is expected to be recognized over a weighted-average period of 4.49, 4.56 and 3.74 years, respectively.
Restricted Share Units and Other Share Awards
On October 1, 2018, the Company’s Board of Directors approved a modification of the vesting schedules for certain RSUs granted during fiscal 2017, 2018 and 2019 to improve the Company’s ability to retain the affected employees, from five year cliff vesting to graded vesting where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. Five hundred sixty employees held outstanding awards subject to the October 1, 2018 modification. During the three and nine months ended March 31, 2019, the incremental stock based compensation expense resulting from the modification was offset by income from actual and expected forfeitures in the modified awards.
The Company granted approximately 0.7 million and 6.8 million RSUs and other share awards during the three and nine months ended March 31, 2019, respectively, with a weighted-average grant date fair value per share of $11.31, which vest, as granted, on the third through fifth anniversary of the grant date. The Fiscal 2019 Annual Equity Long Term Incentive Plan (“ELTIP”) RSUs, of which 5.0 million RSUs were awarded on September 4, 2018, was modified as noted above. The RSUs granted are accompanied by dividend equivalent rights and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant. The Company recognized share-based compensation expense of $2.2 and $6.2 for the three months ended March 31, 2019 and 2018, respectively, and $9.9 and $18.7 for the nine months ended March 31, 2019 and 2018, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and 6.9 million shares of Series A-1 Preferred Stock during the three and nine months ended March 31, 2019. The Company recognized share-based compensation (income) expense of $(0.4) and $1.4 for the three months ended March 31, 2019 and 2018, respectively, and $(4.6) and $1.0 for the nine months ended March 31, 2019 and 2018, respectively.
Non-Qualified Stock Options
The Company granted 16.3 million and 18.6 million non-qualified stock options during the three and nine months ended March 31, 2019, respectively. Of the 16.3 million stock options, 2.6 million vest on the fifth anniversary of the grant date and 13.7 million vest on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. The Company recognized share-based compensation expense of $(2.3) and $3.4 for the three months ended March 31, 2019 and 2018, respectively, and $2.9 and $9.3 for the nine months ended March 31, 2019 and 2018, respectively.

16. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(12.1)	$(77.0)	$(984.8)	$12.5
Weighted-average common shares outstanding—Basic	751.4	750.1	751.1	749.4
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	1.3
Effect of restricted stock and RSUs (b)	—	—	—	2.4
Weighted-average common shares outstanding—Diluted	751.4	750.1	751.1	753.1
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.02)	$(0.10)	$(1.31)	$0.02
Diluted	(0.02)	(0.10)	(1.31)	0.02

(a)
For the three and nine months ended March 31, 2019 and the three months ended March 31, 2018, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the nine months ended March 31, 2018, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 14.6 million shares of common stock were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive.

(b)
For the three and nine months ended March 31, 2019 and the three months ended March 31, 2018, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the nine months ended March 31, 2018, 2.7 million of outstanding RSUs were excluded in the computation of diluted EPS as their inclusion would be anti-dilutive.

17. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of March 31, 2019 and June 30, 2018, the liability amounted to $7.7 and $8.2, of which $6.3 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.4 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of March 31, 2019 and June 30, 2018, the MRFI liability amounted to $52.6 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

Redeemable Noncontrolling Interests
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the nine months ended March 31, 2019, additional shares of Foundation were issued to employees of Younique under a stock ownership program, incentive stock grants were granted and shares were forfeited under the program, resulting in a net impact of a 0.1% increase to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the nine months ended March 31, 2019 was recorded as an increase to redeemable noncontrolling interests (“RNCI”) of $1.7 and a decrease in APIC of $1.7.
The Company accounts for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $369.7 and $597.7 as the RNCI balances as of March 31, 2019 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of March 31, 2019, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $80.4 and $63.6 as the RNCI balances as of March 31, 2019 and June 30, 2018, respectively.
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
Certain Litigation. Two purported stockholder class action lawsuits concerning the Offer and the Schedule 14D-9 have been filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware. The first case, which was filed on April 3, 2019, is captioned Lawrence Phillips, on behalf of himself and all others similarly situated, vs. the Company, Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer and Paul S. Michaels, Case No. 1:19-cv-00628. The second case, which was filed on April 9, 2019, is captioned Robert Rumsey, individually and on behalf of all others similarly situated, v. the Company, Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer and Paul S. Michaels, Case No. 1:19-cv-00650. The plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief. The Company believes that plaintiffs’ allegations lack merit and intends to contest them vigorously.
A third purported stockholder class action lawsuit concerning the Offer and the Schedule 14D-9 was filed against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company is not named as a defendant. The case, which was filed on May 6, 2019, is captioned Massachusetts Laborers’ Pension Fund, on behalf of itself and all similarly situated holders of Coty Inc., v. Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer, Paul S. Michaels, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V., Case No. 2019-0336-

CB. The plaintiff alleges that the directors and the JAB Defendants breached their fiduciary duties to the Company’s stockholders and seeks, among other things, monetary relief.
Other Matters. In connection with the Offer, several putative stockholders served on the Company demands to inspect certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Each demand seeks to inspect documents as part of a purported investigation of possible breaches of fiduciary duty by the Board in connection with the Offer.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through March 31, 2019 amount to a total of R$249.0 million (approximately $63.8). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
19. SUBSEQUENT EVENTS
Quarterly Dividend
On May 8, 2019, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on June 28, 2019 to holders of record of Common Stock as of June 6, 2019.
Stock Dividend Reinvestment Program
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders will be able to make this election on a quarterly basis, beginning with the third quarter 2019 dividend payment.

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
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s strategic planning, the Company’s targets and outlook for future reporting periods (including the extent and timing of revenue and profit trends and the Consumer Beauty division’s stabilization), the Company’s future operations and strategy, synergies, savings, performance, cost, timing and integration relating to our recent acquisitions (including The Procter & Gamble Company’s beauty business (the “P&G Beauty Business”)), allocation and amount of advertising and consumer promotion costs, ongoing and future cost efficiency and restructuring initiatives and programs (including timing and impact), strategic transactions (including mergers and acquisitions, joint ventures, investments, divestitures, licenses and portfolio rationalizations), future cash flows and liquidity and borrowing capacity, future effective tax rates, timing and size of cash outflows and debt deleveraging, impact and timing of supply chain disruptions and the resolution thereof, finalization of a strategic plan and the anticipated priorities of our new senior management, the future impact of the U.S. tax laws including the base erosion anti-abuse tax and the global intangible low-taxed income rules, and the timing and implementation of a stock dividend reinvestment program. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including:

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

•	currency exchange rate volatility and currency devaluation and our ability to hedge exposure to currency exchange fluctuations;

•
the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Offer”);

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

General Data Protection Regulation (the “GDPR”)) or to protect against theft of customer, employee and corporate sensitive information;

•	our ability to attract and retain key personnel and the impact of the recent senior management transitions;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products;

•	the results of our ongoing strategic review and the creation, revision and implementation of our strategic plan;

•	the impact of the Offer on our relationships with key customers and suppliers and certain material contracts;

•	our relationship with Cottage Holdco B.V., as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;

•
future sales of a significant number of shares in the public market by our majority stockholder or contractually by certain commercial banks on behalf of our majority stockholder, as may be required to satisfy any potential future credit difficulties in connection with our majority stockholder’s credit agreement, or the perception that such sales could occur; and

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
Certain market segments and geographies in which we compete generally continue to grow moderately. While the body care category is experiencing growth in Latin America, single digit declines in the luxury fragrances, luxury skincare, mass color cosmetics and mass fragrances categories in the U.S. and certain key geographies in Western Europe continue to impact our business and financial results. In certain categories, our revenues are declining faster than the category.
The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Despite strong consumer demand and innovation in the Luxury and Professional Beauty divisions, results in fiscal 2019 reflected the impact of the supply chain disruptions on all divisions, as discussed below. The deterioration in Consumer

Beauty’s results were further impacted by the continued weakness in U.S. and Europe mass beauty categories, and the continued impact from distribution losses, primarily in the U.S.
Leadership changes and strategic review of business
Our top priority is taking the necessary steps to stabilize our consumer business and build a sustainable foundation to position the Company for long-term success. The composition of our board of directors has evolved, and we implemented several executive leadership changes to drive our ongoing transformation and growth. Under the direction of our new leadership team, we are undertaking a broad review of the Company and our business with the objective of designing a strategic roadmap for consistent and profitable growth, with an emphasis on gross margin improvement. As part of this initiative, we may make changes to any of the current strategies for our business, brands, operations, capital allocation and organization, including restructuring programs. We expect to provide more details as management defines and implements this initiative.

Transformation of our business
Following our acquisition of the P&G Beauty Business, we have been focused on integrating, restructuring and optimizing the combined organization. Through March 31, 2019, we incurred life-to-date Global Integration Activities expenditures of approximately $1,290 million and $420 million of operating and capital expenditures, respectively, and we expect additional expenses to be incurred in future periods through fiscal 2021. We currently expect to incur to a total of approximately $1.4 billion of operating expenditures in connection with the Global Integration Activities. As of March 31, 2019, we have substantially completed the one order, one invoice, one shipment integration program, which enables us to sell, ship and invoice our brands in a more efficient way for our customers, allowing significant simplification for our customers and employees and increasing our scalability potential.
We have been engaged in a transformation of our supply chain aimed at integrating and optimizing the combined organization, and we continue to focus on streamlining our supply chain footprint and processes in order to increase efficiency and improve utilization. In fiscal 2019, we experienced disruptions in our supply chain in connection with these integration activities which have negatively impacted our results and our realization of our net synergies (the “Supply Chain Disruptions”). We have resolved the most critical supply chain issues, and we expect a small impact on our results during the fourth quarter of fiscal 2019.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended March 31, 2019 As Compared To Three Months Ended March 31, 2018 and Nine Months Ended March 31, 2019 As Compared To Nine Months Ended March 31, 2018.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

•
Other (income) expense: We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the evaluation of the tender offer initiated on February 13, 2019 by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period.

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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2018	n/a	n/a
Second quarter fiscal 2018	Acquisition: Burberry Beauty Business (Luxury segment)	First quarter fiscal 2019 financial contribution excluded
Third quarter fiscal 2018	Termination: Guess (Consumer Beauty segment)	First, second and third quarter fiscal 2018 financial contribution excluded
Fourth quarter fiscal 2018	Divestitures of licenses: Playboy (Consumer Beauty segment) and Cerruti (Luxury segment)	First, second and third quarter fiscal 2018 financial contribution excluded
When used herein, the term “Acquisitions” and “Divestitures” or “Divestiture”, as applicable, refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2018
NET REVENUES
In the three months ended March 31, 2019, net revenues decreased 10%, or $232.1, to $1,990.6 from $2,222.7 in the three months ended March 31, 2018. The impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, had a negative impact of 2% on the total percentage change in net revenues in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Excluding the impact of the Divestitures, total net revenues decreased 8%, or $189.9, to $1,990.6 in the three months ended March 31, 2019 from $2,180.5 in the three months ended March 31, 2018, reflecting a negative price and mix impact of 7%, a negative foreign currency exchange translation impact of 4%, partially offset by an increase in unit volume of 3%. The decrease in net revenues primarily reflects: (i) shelf-space losses, which have contributed to the negative market share trends in the color cosmetics and hair color categories in North America; (ii) performance challenges in our brands across Europe which have contributed to the region’s negative market share trends in the color cosmetics category; and (iii) the negative impact of foreign currency exchange translation.

Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2019	2018	Change %
NET REVENUES
Luxury	$729.2	$752.5	(3%)
Consumer Beauty	840.3	1,021.7	(18%)
Professional Beauty	421.1	448.5	(6%)
Total	$1,990.6	$2,222.7	(10%)
Luxury
In the three months ended March 31, 2019, net revenues from the Luxury segment decreased 3%, or $23.3, to $729.2 from $752.5 in the three months ended March 31, 2018. The impact of the divestiture of the license of Cerruti, had a negative contribution of 1% on the total change in net revenues for the segment in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Excluding the impact of the Divestiture, net revenues from the Luxury segment decreased 2%, or $14.8, to $729.2 in the three months ended March 31, 2019, from $744.0 in the three months ended March 31, 2018 reflecting a negative foreign currency exchange translation impact of 5% partially offset by a positive increase in unit volume of 3%. The decrease in net revenues primarily reflects: (i) the negative impact of foreign currency exchange translation; (ii) lower net revenues from Tiffany & Co due to lower launch activity and declines in existing product lines; and (iii) lower net revenues from Chloé due to lower launch activity in the current year compared to the prior year launch of Chloé Nomade in the third quarter of fiscal 2018. These decreases were offset by: (i) increased net revenues from Burberry due to the integration and growth of the brand since the acquisition of the Burberry Beauty Business in the second quarter of fiscal 2018; and (ii) increased net revenues from Calvin Klein due to the continued success from the launch of Calvin Klein Women as well as the launch of the new Euphoria advertising campaign. A positive performance from Hugo Boss due to increased net revenues from the launch of Boss Bottled Infinite in the quarter, which was more than offset by the negative impact from foreign currency exchange translation.
Consumer Beauty
In the three months ended March 31, 2019, net revenues from the Consumer Beauty segment decreased 18%, or $181.4, to $840.3 from $1,021.7 in the three months ended March 31, 2018. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 3% on the total change in net revenues for the segment in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 15%, or $147.7 to $840.3 in the three months ended March 31, 2019, from $988.0 in the three months ended March 31, 2018 reflecting a negative price and mix impact of 14%, a negative foreign currency exchange translation impact of 5%, partially offset by an increase in unit volume of 4%. The decrease in net revenues primarily reflects:

(i)	Shelf-space losses primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative share trends in the color cosmetics and hair color categories in North America;

(ii)	Performance challenges in our brands across Europe which have contributed to the region’s negative market share trends in the color cosmetics category;

(iii)
Reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings to drive improvements in presenter sales activity, recruitment and retention;

(iv)	Reduced net revenues in North America due to the adoption of the New Revenue Standard primarily impacting CoverGirl and Sally Hansen; and

(v)	the negative impact of foreign currency exchange translation.
These net revenue declines were partially offset by increased net revenue from the overall body care category in the current period primarily driven by lower net revenues in the third quarter of fiscal 2018 as a result of our positive pricing adjustments in Brazil, which significantly impacted shipments of local body care brands in Brazil. The negative price and mix impact for the segment primarily reflects this higher volume from the body care category, which has relatively lower-priced products.
Professional Beauty
In the three months ended March 31, 2019, net revenues from the Professional Beauty segment decreased 6%, or $27.4, to $421.1 from $448.5 in the three months ended March 31, 2018, reflecting a negative foreign currency exchange translation impact of 5%, a decrease in unit volume of 5%, partially offset by a positive price and mix impact of 4%. The decrease in net revenues primarily reflects lower net revenues for hair care brands due to lower shipments to optimize trade inventory levels for certain key U.S. customers and the negative impact of foreign currency exchange translation. This decrease was partially offset by increases in net revenues from ghd due to the product launch of the ghd Glide in the quarter and continued success from the launch of Platinum +.

Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended March 31,
(in millions)	2019	2018	Change %
NET REVENUES
North America	$611.7	$713.5	(14%)
Europe	837.9	976.0	(14%)
ALMEA	541.0	533.2	1%
Total	$1,990.6	$2,222.7	(10%)
North America
In the three months ended March 31, 2019, net revenues in North America decreased 14%, or $101.8, to $611.7 compared to $713.5 in the three months ended March 31, 2018. Excluding the impact of the Divestitures, net revenues in North America decreased 13%, or $94.4, to $611.7 in the three months ended March 31, 2019 from $706.1 in the three months ended March 31, 2018, primarily due to: (i) shelf-space losses in the United States primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative share trends in the color cosmetics and hair color categories in North America; (ii) the adoption of the New Revenue Standard primarily impacting CoverGirl and Sally Hansen, (iii) reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings to drive improvements in presenter sales activity, recruitment and retention; and (iv) lower net revenues for hair care brands due to lower shipments to optimize trade inventory levels for certain key U.S. customers. These decreases were partially offset by increased net revenues in the United States from Burberry due to the integration and growth of the brand since the acquisition of the Burberry Beauty Business in the second quarter of fiscal 2018.
Europe
In the three months ended March 31, 2019, net revenues in Europe decreased 14%, or $138.1, to $837.9 from $976.0 in the three months ended March 31, 2018. Excluding the impact of the Divestitures, net revenues in Europe decreased 12%, or $117.4, to $837.9 in the three months ended March 31, 2019 from $955.3 in the three months ended March 31, 2018, primarily due to: (i) performance challenges in our brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category; and (ii) the negative impact of foreign currency exchange translation. Excluding the impact of the Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in Europe decreased 5%.
ALMEA

In the three months ended March 31, 2019, net revenues in ALMEA increased 1%, or $7.8, to $541.0 from $533.2 in the three months ended March 31, 2018. Excluding the impact of the Divestitures, net revenues in ALMEA increased 4%, or $21.9, to $541.0 in the three months ended March 31, 2019 from $519.1 in the three months ended March 31, 2018, primarily reflecting: (i) increased net revenue in Brazil primarily due to lower net revenues in the third quarter of fiscal 2018 as a result of our pricing adjustments in Brazil, which significantly impacted shipments of local body care brands in Brazil; and (ii) incremental net revenue from Burberry primarily in China and the Middle East due to the integration and growth of the brand since the acquisition of the Burberry Beauty Business in the second quarter of fiscal 2018. These increases were partially offset by: (i) decreased net revenues in China and the Middle East primarily from Max Factor due to changes to retailer trade inventory levels, which has also resulted in increased sales discounts; and (ii) the negative impact of foreign currency exchange translation. Excluding the impacts of the Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in ALMEA increased 11%.
COST OF SALES
In the three months ended March 31, 2019, cost of sales decreased $71.1, to $741.2 from $812.3 in the three months ended March 31, 2018. Cost of sales as a percentage of revenues increased to 37.2% in the three months ended March 31, 2019 from 36.5% in the three months ended March 31, 2018, resulting in a gross margin decline of approximately 70 basis points primarily reflecting: (i) the negative mix impact within the Consumer Beauty segment associated with a higher proportionate net revenue contribution from lower-margin body care products driven by lower sales volume in the third quarter of fiscal 2018 as a result of our positive pricing adjustments in Brazil, which significantly impacted shipments of Brazil local body care brands; (ii) increased sales discounts in the Consumer Beauty segment partially reflecting a change in the timing of accrual recognition for certain customer incentives and markdowns from the New Revenue Standard; (iii) increased freight expenses primarily due to an increase in import duties and freight rates; and (iv) increased excess and obsolescence expense in the Consumer Beauty segment. These declines were partially offset by: (i) a favorable mix impact associated with the increased proportionate net revenue contribution from higher-margin Luxury and Professional Beauty products in the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018; and (ii) decreased excess and obsolescence expense for artwork transition activities on acquired inventory in connection with the acquisition of the P&G Beauty Business.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2019, selling, general and administrative expenses decreased 14%, or $181.1, to $1,070.5 from $1,251.6 in the three months ended March 31, 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.8% in the three months ended March 31, 2019 from 56.3% in the three months ended March 31, 2018, or approximately 250 basis points. This decrease primarily reflects:

(i)
170 basis points related to lower advertising and consumer promotion costs due to a rationalization of non-strategic spending in non-working media and other consumer promotion activities across all divisions and a decrease primarily in media spending within the Consumer Beauty segment due to a higher investment spend in the prior year on the brand relaunches of CoverGirl and Clairol;

(ii)	60 basis points related to lower negative transactional impact from our exposure to foreign currency exchange fluctuations;

(iii)
50 basis points related to lower share-based compensation expense due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in the estimated forfeiture rates during the period; and

(iv)	30 basis points related to lower bad debt expense.
These decreases were partially offset by an increase of 70 basis points in distribution and warehousing expenses due to an increase in storage and handling costs.

OPERATING INCOME (LOSS)
In the three months ended March 31, 2019, operating income increased greater than 100%, or $64.8, to $85.5 from $20.7 in the three months ended March 31, 2018. Operating margin, or operating income as a percentage of net revenues, increased to 4.3% in the three months ended March 31, 2019 as compared to 0.9% in the three months ended March 31, 2018.
The basis point increase in operating income as a percentage of net revenues for the three months ended March 31, 2019 as compared to the respective prior year period, are comprised of the following:

Three Months Ended March 31,
(bps rounded to nearest tenth)	2019/2018
Selling, general and administrative expenses	250
Restructuring	160
Acquisition-related costs	10
Amortization	(10)
Cost of sales	(70)
Total basis point increase	340
Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2019	2018	Change %
Operating income (loss)
Luxury	$87.7	$59.4	48%
Consumer Beauty	24.1	64.2	(62%)
Professional Beauty	30.7	11.4	>100%
Corporate	(57.0)	(114.3)	50%
Total	85.5	20.7	>100%
Luxury
In the three months ended March 31, 2019, operating income for Luxury increased 48%, or $28.3, to $87.7 from $59.4 in the three months ended March 31, 2018. Operating margin increased to 12.0% of net revenues in the three months ended March 31, 2019 as compared to 7.9% in the three months ended March 31, 2018, primarily reflecting lower selling, general and administrative expenses as a percentage of net revenues.
Consumer Beauty
In the three months ended March 31, 2019, operating income for Consumer Beauty decreased 62%, or $40.1, to $24.1 from $64.2 in the three months ended March 31, 2018. Operating margin decreased to 2.9% of net revenues in the three months ended March 31, 2019 as compared to 6.3% in the three months ended March 31, 2018, primarily reflecting higher cost of goods sold as a percentage of net revenues and higher amortization expense as a percentage of net revenues, partially offset by lower selling, general and administrative expenses as a percentage of net revenues.
Professional Beauty
In the three months ended March 31, 2019, operating income for Professional Beauty increased greater than 100%, or $19.3, to $30.7 as compared to $11.4 in the three months ended March 31, 2018. Operating margin increased to 7.3% of net revenues in the three months ended March 31, 2019 as compared to 2.5% in the three months ended March 31, 2018, reflecting lower selling, general and administrative expenses as a percentage of net revenues and lower cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2019, the operating loss for Corporate was $57.0 compared to $114.3 in the three months ended March 31, 2018, as described under “Adjusted Operating Income for Coty Inc.” below.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$87.7	$(38.4)	$126.1
Consumer Beauty	24.1	(31.7)	55.8
Professional Beauty	30.7	(16.6)	47.3
Corporate	(57.0)	(57.3)	0.3
Total	85.5	(144.0)	229.5

	Three Months Ended March 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$59.4	$(41.0)	$100.4
Consumer Beauty	64.2	(33.1)	97.3
Professional Beauty	11.4	(18.7)	30.1
Corporate	(114.3)	(115.1)	0.8
Total	20.7	(207.9)	228.6

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense, which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended March 31,
(in millions)	2019	2018	Change %
Reported operating income	$85.5	$20.7	>100%
% of net revenues	4.3%	0.9%
Amortization expense	86.7	92.8	(7%)
Restructuring and other business realignment costs	57.3	111.0	(48%)
Costs related to acquisition activities	—	4.1	(100%)
Total adjustments to reported operating income	144.0	207.9	(31%)
Adjusted operating income	$229.5	$228.6	—%
% of net revenues	11.5%	10.3%
In the three months ended March 31, 2019, adjusted operating income remained relatively consistent at $229.5 compared to $228.6 in the three months ended March 31, 2018. Adjusted operating margin increased to 11.5% of net revenues in the three months ended March 31, 2019 from 10.3% in the three months ended March 31, 2018, primarily driven by approximately 260 basis points related to lower selling, general and administrative costs as a percentage of net revenues offset by approximately 140 basis points related to higher cost of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 5%.

Amortization Expense
In the three months ended March 31, 2019, amortization expense decreased to $86.7 from $92.8 in the three months ended March 31, 2018. In the three months ended March 31, 2019, amortization expense of $38.4, $31.7, and $16.6 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended March 31, 2018, amortization expense of $41.0, $33.1, and $18.7 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have and will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. Of the total expected costs associated with the 2018 Restructuring Actions of $250.0, we have incurred cumulative restructuring charges of $81.7 related to approved initiatives through March 31, 2019.
In the three months ended March 31, 2019, we incurred restructuring and other business structure realignment costs of $57.3, as follows:

•	We incurred restructuring costs of $6.7 primarily related to the 2018 Restructuring Actions and the Global Integration Activities, included in the Condensed Consolidated Statements of Operations; and

•
We incurred business structure realignment costs of $50.6 primarily related to our Global Integration Activities and certain other programs. This amount includes $48.4 reported in selling, general and administrative expenses and $2.2 reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the three months ended March 31, 2018, we incurred restructuring and other business structure realignment costs of $111.0 as follows:

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
Costs Related to Acquisition Activities
In the three months ended March 31, 2019, there were no acquisition related charges incurred.
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
INTEREST EXPENSE, NET
In the three months ended March 31, 2019, Interest expense, net was $72.0 as compared with $72.6 in the three months ended March 31, 2018. This decrease is primarily due to lower average borrowing rates.
OTHER EXPENSE, NET
We incurred $17.5 and $3.8 of other expense in the three months ended March 31, 2019 and 2018, respectively. In the three months ended March 31, 2019, other expense is primarily associated with $12.7 of legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders and $3.3 due to the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance associated with a certain Southeast Asian subsidiary.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2019 and 2018 was 0.0% and (7.9)%, respectively. The change in the effective tax rate for the three months ended March 31, 2019, as compared to the prior period is primarily due to the impact of the Tax Act in the prior period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(4.0)	$—	—%	$(55.7)	$4.4	(7.9%)
Adjustments to reported operating income (a) (b)	144.0	38.6		207.9	31.8
Other adjustments (b)(c)	12.7	0.8		—	—
Adjusted income before income taxes	$152.7	$39.4	25.8%	$152.2	$36.2	23.8%

(a)	See a description of adjustments under “adjusted operating (loss) income for Coty Inc.”

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

(c)
In the three months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

The adjusted effective tax rate was 25.8% for the three months ended March 31, 2019 compared to 23.8% for the three months ended March 31, 2018. The differences were primarily due to the jurisdictional mix of income.

NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. increased to $12.1 in the three months ended March 31, 2019 from $77.0 in the three months ended March 31, 2018. This increase primarily reflects higher operating income.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2019	2018	Change %
Reported net (loss) attributable to Coty Inc.	$(12.1)	$(77.0)	84%
% of net revenues	(0.6%)	(3.5%)
Adjustments to reported operating income (a)	144.0	207.9	(31%)
Adjustment to other expense (b)	12.7	—	N/A
Adjustments to noncontrolling interests (c)	(3.6)	(2.9)	(24%)
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(39.4)	(31.8)	(24%)
Adjusted net income attributable to Coty Inc.	$101.6	$96.2	6%
% of net revenues	5.1%	4.3%
Per Share Data
Adjusted weighted-average common shares
Basic	751.4	750.1
Diluted	753.9	754.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.14	$0.13
Diluted	0.13	0.13

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In the three months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

(c)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

NINE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2018
NET REVENUES
In the nine months ended March 31, 2019, net revenues decreased 8%, or $565.5, to $6,533.1 from $7,098.6 in the nine months ended March 31, 2018. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 1% to the total change in net revenues in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. This was more than offset by the impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, which had a negative impact of 2% on the total change in net revenues in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Excluding the impacts of the Acquisition and Divestitures, total net revenues decreased 7%, or $481.1, to $6,470.8 in the nine months ended March 31, 2019 from $6,951.9 in the nine months ended March 31, 2018, reflecting a negative foreign currency exchange translation impact of 4%, a decrease in unit volume of 2%, and a negative price and mix impact of 1%. The decrease in net revenues primarily reflects:

(i)	Shelf-space losses primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative market share trends in the color cosmetics and hair color categories in North America;

(ii)	Performance challenges in our brands across Europe which have contributed to the region’s negative market share trends in the color cosmetics category;

(iii)	the Supply Chain Disruptions, which have been significantly mitigated in the third quarter of fiscal 2019;

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2019	2018	Change %
Net revenues
Luxury	$2,539.6	$2,468.1	3%
Consumer Beauty	2,636.9	3,203.7	(18%)
Professional Beauty	1,356.6	1,426.8	(5%)
Total	$6,533.1	$7,098.6	(8%)
Luxury
In the nine months ended March 31, 2019, net revenues from the Luxury segment increased 3%, or $71.5, to $2,539.6 from $2,468.1 in the nine months ended March 31, 2018. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 3% on the total change in net revenues for the segment in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. This was partially offset by the impact of the divestiture of the license of Cerruti, had a negative contribution of 1% on the total change in net revenues for the segment in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Excluding the impacts of the Acquisition and Divestiture, net revenues from the Luxury segment increased 1%, or $35.5, to $2,477.3 in the nine months ended March 31, 2019 from $2,441.8 in the nine months ended March 31, 2018, reflecting an increase in unit volume of 6%, offset by a negative foreign currency exchange translation impact of 3% and a negative price and mix impact of 2%. The increase in net revenues primarily reflects: (i) increased net revenues from Burberry due to the integration and growth of the brand since the acquisition of the Burberry beauty Business in the second quarter of fiscal 2018; (ii) increased net revenues from Calvin Klein due to the continued success from the launch of Calvin Klein Women in the first quarter of fiscal 2019; and (iii) increased net revenues from Gucci due to the launch of Gucci Bloom Nettare di Fiori in the first quarter of fiscal 2019. These increases were offset by a net revenue decline in Hugo Boss due to the Supply Chain Disruptions, which have been significantly mitigated during the third quarter of fiscal 2019.
Consumer Beauty
In the nine months ended March 31, 2019, net revenues from the Consumer Beauty segment decreased 18%, or $566.8, to $2,636.9 from $3,203.7 in the nine months ended March 31, 2018. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 4% on the total change in net revenues for the segment in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 14%, or $446.4, to $2,636.9 in the nine months ended March 31, 2019 from $3,083.3 in the nine months ended March 31, 2018, reflecting a negative price and mix impact of 7%, a negative foreign currency exchange translation impact of 4% and a decrease in unit volume of 3%. The decrease in net revenues primarily reflects:

(i)	Shelf-space losses primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative share trends in the color cosmetics and hair color categories in North America;

(ii)	Performance challenges in our brands across Europe which have contributed to the region’s negative market share trends in the color cosmetics category;

(iii)	The Supply Chain Disruptions which resulted in lower net revenues in the first half of the year mainly in the color cosmetics category, namely the Rimmel, Max Factor and Bourjois brands;

(iv)
Reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings to drive improvements in presenter sales activity, recruitment and retention; and

(v)	the negative impact of foreign currency exchange translation.
These net revenue declines were partially offset by increased net revenue from the overall body care category due to growth in Brazil. The negative price and mix impact for the segment primarily reflects this higher volume from the body care category which has relatively lower-priced products.

Professional Beauty
In the nine months ended March 31, 2019, net revenues from the Professional Beauty segment decreased 5%, or $70.2, to $1,356.6 from $1,426.8 in the nine months ended March 31, 2018 primarily reflecting a decrease in unit volume of 5% and a negative foreign currency exchange translation impact of 4%, partially offset by a positive price and mix impact of 4%. The decrease in this segment primarily reflects: (i) lower net revenues due to the Supply Chain Disruptions mainly impacting OPI and brands across the hair care category; (ii) decreased volume for hair care brands due to lower shipments to optimize retailer trade inventory levels for certain key U.S. customers; and (iii) the negative impact of foreign currency exchange translation. These decreases were partially offset by: (i) a net revenue increase in ghd due to the product launch of the ghd Glide in the quarter and continued success from the launch of Platinum+; and (ii) favorable price and mix impacts from the Wella Koleston Perfect ME+ product restage in the first quarter of fiscal 2019.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Nine Months Ended March 31,
(in millions)	2019	2018	Change %
Net revenues
North America	$1,998.8	$2,207.8	(9%)
Europe	2,911.7	3,240.1	(10%)
ALMEA	1,622.6	1,650.7	(2%)
Total	$6,533.1	$7,098.6	(8%)
North America
In the nine months ended March 31, 2019, net revenues in North America decreased 9%, or $209.0, to $1,998.8 from $2,207.8 in the nine months ended March 31, 2018. Excluding the impacts of the Acquisition and Divestitures, net revenues in North America decreased 9%, or $198.0, to $1,984.2 in the nine months ended March 31, 2019 from $2,182.2 in the nine months ended March 31, 2018, primarily due to: (i) shelf-space losses in the United States primarily impacting CoverGirl, Rimmel and Clairol, which have contributed to the negative share trends in the color cosmetics and hair color categories in North America; (ii) reduced net revenues in the United States from the Supply Chain Disruptions; and (iii) reduced net revenues from Younique due to a decline in product sales and presenter sponsorship as we continue to refine our product offerings to drive improvements in presenter sales activity, recruitment and retention. These decreases were partially offset by increased net revenues from Burberry in the United States due to the integration of the Burberry Beauty Business.
Europe
In the nine months ended March 31, 2019, net revenues in Europe decreased 10%, or $328.4, to $2,911.7 from $3,240.1 in the nine months ended March 31, 2018. Excluding the impacts of the Acquisition and Divestitures, net revenues in Europe decreased 9%, or $277.3, to $2,882.7 in the nine months ended March 31, 2019 from $3,160.0 in the nine months ended March 31, 2018, primarily due to: (i) performance challenges in our brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category; (ii) declines in Rimmel, Bourjois, and Max Factor across the region due to the Supply Chain Disruptions; (iii) declines in mass fragrances categories in Western Europe in part due to negative market share and category trends in the mass fragrances category; and (iv) negative foreign currency exchange translation impacts. These declines were partially offset by incremental net revenues from Burberry and Calvin Klein across the region. Excluding the impact of the Acquisition, Divestitures and the negative foreign currency exchange translation impact of 4%, net revenues in Europe decreased 5%.
ALMEA
In the nine months ended March 31, 2019, net revenues in ALMEA decreased 2%, or $28.1, to $1,622.6 from $1,650.7 in the nine months ended March 31, 2018. Excluding the impacts of the Acquisition and Divestitures, net revenues in ALMEA remained relatively consistent at $1,603.9 in the nine months ended March 31, 2019 from $1,609.7 in the nine months ended March 31, 2018, primarily reflecting: (i) unfavorable foreign currency exchange translation impacts of certain currencies in Latin America; and (ii) lower net revenues in China and the Middle East from Max Factor and the retail hair line of Wella hair products due to changes to retailer trade inventory levels. These decreases were partially offset by: (i) higher net revenues in Japan and Brazil from the professional product line of Wella hair products and from the overall body care category growth in Brazil; and (ii) incremental net revenues from Burberry and Gucci across the region. Excluding the impacts of the Acquisition, Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in ALMEA increased 7%.

COST OF SALES
In the nine months ended March 31, 2019, cost of sales decreased 8%, or $204.4, to $2,507.0 from $2,711.4 in the nine months ended March 31, 2018. Cost of sales as a percentage of net revenues increased to 38.4% in the nine months ended March 31, 2019 from 38.2% in the nine months ended March 31, 2018 resulting in a gross margin decline of approximately 20 basis points primarily reflecting: (i) the negative mix impact within the Consumer Beauty segment associated with a higher proportionate net revenue contribution from lower-margin body care products, which has its primary commercial market located in Brazil; (ii) increased sales discounts in the Consumer Beauty segment; (iii) increased freight expenses primarily due to an increase in import duties and freight rates; (iv) increased excess and obsolescence expense in the Consumer Beauty segment; and (v) increased designer license fees due to an unfavorable mix of Luxury brands with higher royalty rates. These declines were partially offset by: (i) a favorable mix impact associated with the increased proportionate net revenue contribution from higher-margin Luxury and Professional Beauty products in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018; (ii) net pricing improvements with the launch of Wella Koleston Perfect ME+ in the first quarter of fiscal 2019; (iii) lower costs from distributor terminations and accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities in fiscal 2018; and (iv) decreased excess and obsolescence expense for artwork transition activities on acquired inventory in connection with the acquisition of the P&G Beauty Business.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2019, selling, general and administrative expenses decreased 8%, or $285.1, to $3,476.8 from $3,761.9 in the nine months ended March 31, 2018. Selling, general and administrative expenses as a percentage of net revenues increased to 53.2% in the nine months ended March 31, 2019 from 53.0% in the nine months ended March 31, 2018, or approximately 20 basis points. This increase primarily reflects:

(i)	60 basis points related to higher distribution and warehousing expenses due to a strategic shift in certain markets to distribute through subsidiaries as opposed to third-party distributors;

(ii)
50 basis points related to higher administrative costs due to the decline in net revenues in the Consumer Beauty segment out-pacing the overall decrease in administrative costs from compensation expense savings as a result of the Global Integration Activities, 2018 Restructuring Actions and certain other programs;

These increases were partially offset by:

(i)
30 basis points related to lower advertising and consumer promotion spending primarily due to a rationalization of non-strategic spending in non-working media and other consumer promotion activities across all divisions;

(ii)	30 basis points related to lower share-based compensation expense due to significant executive forfeitures of share-based compensation instruments;

(iii)	10 basis points related to lower transactional impact from our exposure to foreign currency exchange fluctuations; and

(iv)	10 basis points related to lower bad debt expense.
OPERATING (LOSS) INCOME
In the nine months ended March 31, 2019, operating income decreased greater than 100%, or $965.2 to a loss of$739.8 from income of $225.4 in the nine months ended March 31, 2018. Operating margin, or operating income as a percentage of net revenues, decreased to (11.3)% in the nine months ended March 31, 2019 as compared to 3.2% in the nine months ended March 31, 2018.

The basis point decrease in operating income as a percentage of net revenues for the nine months ended March 31, 2019 as compared to the respective prior year period, are comprised of the following:

Nine Months Ended March 31,
(bps rounded to nearest tenth)	2019/2018
Asset impairment charges	(1,500)
Amortization	(40)
Cost of sales	(20)
Selling, general and administrative expenses	(20)
Acquisition-related costs	90
Restructuring	40
Total basis point decrease	(1,450)

Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2019	2018	Change %
Operating income (loss)
Luxury	$250.0	$201.2	24%
Consumer Beauty	(901.4)	225.4	<(100%)
Professional Beauty	109.5	83.2	32%
Corporate	(197.9)	(284.4)	30%
Total	(739.8)	225.4	<(100%)
Luxury
In the nine months ended March 31, 2019, operating income for Luxury increased 24%, or $48.8, to $250.0 from $201.2 in the nine months ended March 31, 2018. Operating margin increased to 9.8% of net revenues in the nine months ended March 31, 2019 as compared to 8.2% in the nine months ended March 31, 2018, primarily reflecting lower selling, general and administrative expenses as a percentage of net revenues.
Consumer Beauty
In the nine months ended March 31, 2019, operating income for Consumer Beauty decreased greater than 100%, or $1,126.8, to a loss of $901.4 from income of $225.4 in the nine months ended March 31, 2018. Operating margin decreased to (34.2)% of net revenues in the nine months ended March 31, 2019 as compared to 7.0% in the nine months ended March 31, 2018, primarily reflecting the asset impairment charges recognized in the second quarter of fiscal 2019.
Professional Beauty
In the nine months ended March 31, 2019, operating income for Professional Beauty increased by 32%, or $26.3, to $109.5 from $83.2 in the nine months ended March 31, 2018. Operating margin increased to 8.1% of net revenues in the nine months ended March 31, 2019 as compared to 5.8% in the nine months ended March 31, 2018, primarily reflecting lower cost of goods sold as a percentage of net revenues and lower selling, general and administrative expenses as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2019, the operating loss for Corporate was $197.9 compared to $284.4 in the nine months ended March 31, 2018, as described under “Adjusted Operating Income for Coty Inc.” below.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$250.0	$(154.6)	$404.6
Consumer Beauty	(901.4)	(1,026.1)	124.7
Professional Beauty	109.5	(52.7)	162.2
Corporate	(197.9)	(199.0)	1.1
Total	(739.8)	(1,432.4)	692.6

	Nine Months Ended March 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$201.2	$(114.5)	$315.7
Consumer Beauty	225.4	(92.1)	317.5
Professional Beauty	83.2	(54.0)	137.2
Corporate	(284.4)	(286.8)	2.4
Total	225.4	(547.4)	772.8

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

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2019	2018	Change %
Reported operating (loss) income	$(739.8)	$225.4	<(100%)
% of net revenues	(11.3)%	3.2%
Asset impairment charges	977.7	—	N/A
Amortization expense	267.7	260.6	3%
Restructuring and other business realignment costs	187.0	217.2	(14%)
Costs related to acquisition activities	—	69.6	(100%)
Total adjustments to reported operating income	1,432.4	547.4	>100%
Adjusted operating income	$692.6	$772.8	(10%)
% of net revenues	10.6%	10.9%
Adjusted operating income in the nine months ended March 31, 2019 decreased 10%, or $80.2, to $692.6 from $772.8 in the nine months ended March 31, 2018. Adjusted operating margin decreased to 10.6% of net revenues in the nine months ended March 31, 2019 as compared to 10.9% in the nine months ended March 31, 2018, primarily driven by approximately 60 basis points related to higher cost of sales as a percentage of net revenues partially offset by approximately 30 basis points related to lower selling, general and administrative costs as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased 6%.
Asset Impairment Charges
In the nine months ended March 31, 2019, we incurred $977.7 of asset impairment charges primarily due to:

(i)	$930.3 related to goodwill and other intangible assets in the Consumer Beauty division recorded during the second quarter;

(ii)	$22.8 related to the philosophy trademark that is part of the Luxury reporting unit recorded during the second quarter;

(iii)	$12.6 charge in the Luxury Division during the first quarter due to an acquired trademark associated with a terminated pre-existing license as a result of the acquisition; and

(iv)	$12.0 related to a Corporate equity security investment recorded during the second quarter.
In the nine months ended March 31, 2018, we did not incur any asset impairment charges.

Amortization Expense
In the nine months ended March 31, 2019, amortization expense increased to $267.7 from $260.6 in the nine months ended March 31, 2018. In the nine months ended March 31, 2019, amortization expense of $119.2, $95.8, and $52.7 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In the nine months ended March 31, 2018, amortization expense of $114.5, $92.1, and $54.0 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have and will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. Of the total expected costs associated with the 2018 Restructuring Actions of $250.0, we have incurred cumulative restructuring charges of $81.7 related to approved initiatives through March 31, 2019.
In the nine months ended March 31, 2019, we incurred restructuring and other business structure realignment costs of $187.0, as follows:

•	We incurred restructuring costs of $43.7 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.

•
We incurred business structure realignment costs of $143.3 primarily related to our Global Integration Activities and certain other programs. Of this amount $131.3 is included in selling, general and administrative expenses and $12.0 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.

In the nine months ended March 31, 2018, we incurred restructuring and other business structure realignment costs of $217.2 as follows:

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
Costs Related to Acquisition Activities
In the nine months ended March 31, 2019, there were no acquisition related charges incurred.
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
INTEREST EXPENSE, NET
In the nine months ended March 31, 2019, interest expense, net was $204.4 as compared with $199.3 in the nine months ended March 31, 2018. This increase is primarily due to higher average debt levels.
OTHER EXPENSE, NET
We incurred $25.0 and $12.5 of other expense in the nine months ended March 31, 2019 and 2018, respectively. In the nine months ended March 31, 2019, other expense is primarily associated with $12.7 of legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders and $10.7 due to the change in the MRFI balance associated with a certain Southeast Asian subsidiary.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2019 and 2018 was (0.1%) and (211.8)%, respectively. The change in the effective tax rate for the nine months ended March 31, 2019, as compared to the prior period results from the resolution of foreign uncertain tax positions of approximately $43.0 in the prior period.
The effective income tax rates vary from the blended rate of approximately 21% due to the effect of: (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest; (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2019			Nine Months Ended March 31, 2018
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(969.2)	$0.9	(0.1%)	$13.6	$(28.8)	(211.8%)
Adjustments to reported operating income (a)(b)	1,432.4	84.5		547.4	128.6
Other adjustments (b)(c)	12.7	0.8		—	—
Adjusted income before income taxes	$475.9	$86.2	18.1%	$561.0	$99.8	17.8%

(a)	See a description of adjustments under “adjusted operating income for Coty Inc.”.

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

(c)
In the three months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

The adjusted effective tax rate was 18.1% for the nine months ended March 31, 2019 compared to 17.8% for the nine months ended March 31, 2018. The differences were primarily due to the resolution of foreign uncertain tax positions.

NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net (loss) income attributable to Coty Inc. decreased to a loss of $(984.8) in the nine months ended March 31, 2019, from income of $12.5 in the nine months ended March 31, 2018. This decrease primarily reflects a higher operating loss.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2019	2018	Change %
Reported net (loss) income attributable to Coty Inc.	$(984.8)	$12.5	<(100%)
% of net revenues	(15.1%)	0.2%
Adjustments to reported operating income (a)	1,432.4	547.4	>100%
Adjustments to other expense (b)	12.7	—	N/A
Adjustments to noncontrolling interests (c)	(11.0)	(21.6)	49%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(85.3)	(128.6)	34%
Adjusted net income attributable to Coty Inc.	364.0	409.7	(11%)
% of net revenues	5.6%	5.8%
Per Share Data
Adjusted weighted-average common shares
Basic	751.1	749.4
Diluted	753.0	753.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.48	$0.55
Diluted	0.48	0.54

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In the nine months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

(c)
The amounts represent the impact of non-GAAP adjustments to net income attributable to noncontrolling interest related to the Company’s majority-owned consolidated subsidiaries. The amounts are based on the relevant noncontrolling interest’s percentage ownership in the related subsidiary, for which the non-GAAP adjustments were made.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of March 31, 2019, we had cash and cash equivalents of $384.1 compared with $331.6 as of June 30, 2018.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter, as well as cash demands immediately following the holiday season primarily related to post-holiday sales returns. In the second fiscal quarter, we typically experience strong cash generation as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund operating expenditures, capital expenditures, integration costs, interest payments, acquisitions, dividends, any share repurchases and principal payments on debt. Working capital movements are influenced by the sourcing of materials related to the production of products within each of our segments. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing of our operating cash flows, as we seek to efficiently manage our cash and working capital requirements.
As a result of the cash on hand, our expected ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis. On a quarterly basis, however we may consider factoring trade receivables under our receivables purchase facility and phasing of vendor payments in order to supplement the timing of our cash flows.

Debt
Debt balances consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

	March 31, 2019	June 30, 2018
Short-term debt	$8.5	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	814.2	368.1
2018 Coty Term A Facility due April 2023	3,162.6	3,371.5
2018 Coty Term B Facility due April 2025	2,337.1	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	617.8	640.9
2026 Euro Notes due April 2026	280.8	291.4
Other long-term debt and capital lease obligations	1.3	1.6
Total debt	7,772.3	7,623.2
Less: Short-term debt and current portion of long-term debt	(196.7)	(218.9)
Total Long-term debt	7,575.6	7,404.3
Less: Unamortized debt issuance costs	(73.5)	(86.2)
Less: Discount on Long-term debt	(11.2)	(12.7)
Total Long-term debt, net	$7,490.9	$7,305.4
Short-Term Debt
We maintain short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2019, total short-term debt decreased to $8.5 from $9.2 as of June 30, 2018.
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
The Senior Unsecured Notes contain customary covenants that place restrictions in certain circumstances on, among other things, incurrence of liens, entry into sale or leaseback transactions, sales of assets and certain merger or consolidation transactions. The Senior Unsecured Notes also provide for customary events of default.
2018 Coty Credit Agreement
On April 5, 2018, we entered into the 2018 Coty Credit Agreement which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) our incurrence of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by Coty Inc. and Coty B.V., a Dutch subsidiary of Coty Inc. (the “Dutch Borrower” and, together with Coty Inc., the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). As of March 31, 2019, the remaining capacity available on the 2018 Coty Revolving Credit Facility was $2,435.8. Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
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
Scheduled Amortization
We make quarterly payments of 1.25% and 0.25%, which began on September 30, 2018, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
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
Debt Maturities Schedule
Aggregate maturities of our long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of March 31, 2019, are presented below:

Fiscal Year Ending June 30,
2019, remaining	$47.0
2020	187.8
2021	187.8
2022	187.8
2023	4,084.2
Thereafter	3,067.9
Total	$7,762.5
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
As of March 31, 2019, we were in compliance with all covenants contained within the Debt Agreements.
Receivables Purchase Agreement
On March 19, 2019, we entered into an Uncommitted Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution, with an aggregate facility limit of $150.0. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee. Pursuant to Receivables Purchase Agreement, we act as collections agent for the financial institution and are responsible for the collection, and remittance to the financial institution, of all customer payments related to trade receivables factored under this arrangement. For certain customer receivables factored, we will retain a recourse obligation of up to 10 percent of the respective invoice’s net invoice value, payable to the financial institution if the customer’s payment is not received by the contractual due date.
We account for trade receivable transfers under the Receivables Purchase Agreement as sales and derecognize the sold receivables from the Condensed Consolidated Balance Sheets. The fair value of sold receivables approximated their book value due to their short-term nature. We estimated that the fair value of our servicing responsibilities was not material. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Condensed Consolidated Statements of Cash Flows.
During the three and nine months ended March 31, 2019, total trade receivables factored under the Receivables Purchase Agreement, net of collections, was $109.1 which reflects the timing of certain trade receivables factored late in the third quarter. Gross trade receivables factored under the Receivables Purchase Agreement during the three and nine months ended March 31, 2019 totaled $134.6.
Cash Flows

	Nine Months Ended March 31,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$451.4	$188.9
Net cash used in investing activities	(371.0)	(580.7)
Net cash (used in) provided by financing activities	(16.7)	290.9

Net cash provided by operating activities
Net cash provided by operating activities was $451.4 and $188.9 for the nine months ended March 31, 2019 and 2018, respectively. The increase in net cash provided by operating activities of $262.5 was primarily due to an increase in cash flows from working capital of $192.4, other noncurrent assets and liabilities of $58.0 and a slight increase in net income after adjusting for non-cash items of $12.1. Working capital accounts were positively impacted primarily by higher cash from trade receivables and payables as a result of company-wide initiatives to improve collections from customers and phasing of payments, coupled with cost-cutting initiatives. Increases in prepaid expenses and other current assets and inventory also contributed to the overall working capital increase. Working capital increases were partially offset by decreases from accrued expenses and other current liabilities, which includes the impact from the winding down of the Global Integration Activities and sales related accrued liabilities.
Net cash used in investing activities
Net cash used in investing activities was $371.0 and $580.7 for the nine months ended March 31, 2019 and 2018, respectively. The decrease in net cash used in investing activities of $209.7 primarily related to higher cash outflows of $224.7 from cash paid in prior year for business combinations including the Burberry Beauty Business for $245.1 compared to cash outflows in the current year of $40.8 for the purchase of a trademark. Current year decreases in cash used for investing activities were offset by a slight impact of higher cash payments for capital projects in the current year of $12.2.
Net cash (used in) provided by financing activities
During the nine months ended March 31, 2019, net cash used in financing activities was $16.7 compared to net cash provided by financing activities during the nine months ended March 31, 2018 of $290.9. The decrease of $307.6 in cash from financing related activities was primarily attributable to $295.8 lower net borrowings in the nine months ended March 31, 2019 compared to prior year, which was driven by lower borrowings and higher repayments on the Company's credit facilities as part of our deleveraging strategy. In addition, a decline of $18.0 of proceeds from employee share purchases of Class A Common Stock and Series A Preferred Stock and higher cash payments of $6.7 related to accrued debt issuance costs associated with the 2018 Coty Credit Agreement paid in the first half of fiscal 2019 contributed to the decreased cash flows from financing activities. Lower distributions of $19.7 related to distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments, partially offset the overall decrease in cash from financing activities during the nine months ended March 31, 2019 compared to prior year due to lower profitability at Younique.
Dividends
The following dividends were declared during the nine months ended March 31, 2019:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Paid	Dividends Payable (a)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	$0.8
November 7, 2018	Quarterly	$0.125	November 30, 2018	$95.1	December 14, 2018	$93.9	$1.2
February 8, 2019	Quarterly	$0.125	February 28, 2019	$95.1	March 15, 2019	$93.9	$1.2
Fiscal 2019		$0.375		$284.8		$281.6	$3.2

(a)	The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
Stock Dividend Reinvestment Program
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders will be able to make this election on a quarterly basis, beginning with the third quarter 2019 dividend payment.

Treasury Stock - Share Repurchase Program
On February 3, 2016, the Board authorized us to repurchase up to $500.0 of our Class A Common Stock (the “Incremental Repurchase Program”). Until October 1, 2018, repurchases were subject to certain restrictions imposed by the tax matters agreement, dated October 1, 2016, as amended, between us and P&G entered into in connection with the P&G Beauty Business acquisition. Following October 1, 2018, repurchases may be made from time to time at our discretion, based on ongoing assessments of the capital needs of the business, the market price of our Class A Common Stock, available cash, our deleveraging strategy and general market conditions. For the three and nine months ended March 31, 2019, we did not repurchase any shares of our Class A Common Stock. As of March 31, 2019, we had authority for $396.8 remaining under the Incremental Repurchase Program.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of March 31, 2019 and June 30, 2018, the liability amounted to $7.7 and $8.2, of which $6.3 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.4 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
As of March 31, 2019 and June 30, 2018, the MRFI liability amounted to $52.6 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Redeemable Noncontrolling Interests
Noncontrolling interests, where we may be required to repurchase the noncontrolling interest under a put option or other contractual redemption requirement, are reported in the Condensed Consolidated Balance Sheet between liabilities and equity, as redeemable noncontrolling interests (“RNCI”). We adjust the RNCI to the higher of the redemption value or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) on each balance sheet date with changes recognized as an adjustment to additional paid-in capital (“APIC”).
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the nine months ended March 31, 2019, additional shares of Foundation were issued to employees of Younique under a stock ownership program, incentive stock grants were granted and shares were forfeited under the program, resulting in a net impact of a 0.1% increase to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the nine months ended March 31, 2019 was recorded as an increase to redeemable noncontrolling interests of $1.7 and a decrease in additional paid-in capital of $1.7.
We account for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, we record income tax expense based on our 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. We recognized $369.7 and $597.7 as the RNCI balances as of March 31, 2019 and June 30, 2018, respectively.
Subsidiary in the Middle East
As of March 31, 2019, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We recognized $80.4 and $63.6 as the RNCI balances as of March 31, 2019 and June 30, 2018, respectively.

Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through March 31, 2019 amount to a total of R$249.0 million (approximately $63.8). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Contractual Obligations
Our principal contractual obligations and commitments as of March 31, 2019 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2018 Form 10-K, except as noted above. For the nine months ended March 31, 2019, there have been no material changes in our contractual obligations outside the ordinary course of business.
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
As of March 31, 2019, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2018 Form 10-K, other than the adoption of ASC 606, Revenue from Contracts with Customers, as discussed in Note 3—Revenue Recognition of the Condensed Consolidated Financial Statements. Below are updated disclosures regarding our goodwill and intangible assets.
Goodwill
Approach
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine fair value of the reporting unit, we use a combination of the income and market approaches. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
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
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values. We would calculate an impairment charge as the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
Results
During the three months ended March 31, 2019, we assessed whether there were any newly arisen impairment indicators and determined that no such indicators were present. Accordingly, no additional fair value assessments were required.
In the course of evaluating the results for the second quarter of fiscal 2019, we noted that since the previous impairment test, the cash flows associated with our Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories; additional shelf-space losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, we considered the impact of a 75 basis point increase in the discount rate, due to changes in the market assumptions, which adversely affected the fair value of the reporting unit. We concluded that these factors represented indicators of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit.
To determine the fair value of our Consumer Beauty reporting unit, we used an average annual revenue growth rate of (3.3)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.0%. The result of the interim impairment test showed that the fair value of the reporting unit was lower than its carrying value, resulting in an $832.5 goodwill impairment charge and a remaining goodwill balance of $3,807.0 as of the second quarter of fiscal 2019. As the Consumer Beauty reporting unit was impaired, it has a 0% excess as of December 31, 2018 and as such, further material negative trends in its actual and expected business performance or an increase in the discount rate may result in further impairments. If the average annual revenue growth rate for fiscal 2019 to fiscal 2023 declined by 1% it may cause an additional impairment of $464.3. If the discount rate increased by 0.5%, it may cause an additional impairment of $156.1.
There were no impairments of goodwill at other reporting units during the interim impairment test. We determined that the fair values of the Luxury and Professional Beauty reporting units exceeded their carrying values by 74.5% and 10.8%, respectively, and had goodwill balances of $2,922.2 and $935.8, respectively, at the end of the second quarter of fiscal 2019. To determine the fair value of these reporting units, we used an average annual revenue growth rate for fiscal 2019 to fiscal 2023 of 3.1% for Luxury and 0.5% for Professional Beauty and a discount rate of 8.0%. The fair value of the Professional Beauty reporting unit would fall below its carrying value if the assumed average annual growth rate for fiscal 2019 to fiscal 2023 fell 105 basis points or the discount rate increased by 90 basis points.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $3,043.7 as of March 31, 2019, and is comprised of trademarks for the following brands: OPI of $660.4, CoverGirl of $533.0, the professional product line of Wella of $440.0, Max Factor of $340.0, philosophy of $241.8, Sally Hansen of $182.4, ghd related trademarks of $157.6, Clairol of $33.6 and other brands totaling $454.9.
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
Results
During the three months ended March 31, 2019, we assessed whether there were any newly arisen impairment indicators and determined that no such indicators were present. Accordingly, no additional fair value assessments were required.
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
As the trademarks for which impairment charges were recorded in the second quarter of fiscal 2019 no longer have any excess of their fair values over their carrying values as of December 31, 2018, any material decline in assumed average annual revenue growth rates or increase in the discount rate could result in additional impairment charges.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Certain Litigation. Two purported stockholder class action lawsuits concerning the Offer and the Schedule 14D-9 have been filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware. The first case, which was filed on April 3, 2019, is captioned Lawrence Phillips, on behalf of himself and all others similarly situated, vs. the Company, Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer and Paul S. Michaels, Case No. 1:19-cv-00628. The second case, which was filed on April 9, 2019, is captioned Robert Rumsey, individually and on behalf of all others similarly situated, v. the Company, Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer and Paul S. Michaels, Case No. 1:19-cv-00650. The plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief. The Company believes that plaintiffs’ allegations lack merit and intends to contest them vigorously.

A third purported stockholder class action lawsuit concerning the Offer and the Schedule 14D-9 was filed against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company is not named as a defendant. The case, which was filed on May 6, 2019, is captioned Massachusetts Laborers’ Pension Fund, on behalf of itself and all similarly situated holders of Coty Inc., v. Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer, Paul S. Michaels, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V., Case No. 2019-0336-

CB. The plaintiff alleges that the directors and the JAB Defendants breached their fiduciary duties to the Company’s stockholders and seeks, among other things, monetary relief.

Other Matters. In connection with the Offer, several putative stockholders served on the Company demands to inspect certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Each demand seeks to inspect documents as part of a purported investigation of possible breaches of fiduciary duty by the Board in connection with the Offer.

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

We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2018 and subsequent Quarterly Reports on Form 10-Q. The information presented below supplements and updates and should be read in conjunction with the risk factors and information disclosed in those periodic reports.

JABC and its affiliates beneficially own approximately 60% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Offer in May 2019, JABC, through an affiliate, Cottage Holdco B.V., owns approximately 60% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC.
JABC’s interests may be different from or conflict with our interests or the interests of our other stockholders. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock. Also, JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
An affiliate of JABC has pledged all of its beneficially owned Class A Common Stock as a security interest for a credit facility which, in certain circumstances, may result in sales of our shares into the open market, depressing the trading price of our shares of Class A Common Stock.

All shares of Class A Common Stock beneficially owned by JABC are held by its affiliate, Cottage Holdco B.V., whose obligations under its credit facility are secured by a pledge of all such shares for the benefit of its lenders. Cottage Holdco B.V. was newly-created to consummate the Offer and does not have any material assets other than its holdings of our shares of Class A Common Stock and any dividends paid on such shares. It is only Cottage Holdco B.V., and not any of its affiliates, that is an obligor under the credit facility, which is secured by substantially all of the assets of Cottage Holdco B.V. (including the shares of our Class A Common Stock that it owns), subject to customary exceptions. The credit facility contains a maximum loan-to-value ratio which is designed to assure the lenders under the facility that the value of the collateral significantly exceeds the outstanding amount of the loan. If the trading price of our shares of Class A Common Stock drops significantly, Cottage Holdco B.V. may elect to sell its shares of our Class A Common Stock into the open market until such time as it has received proceeds sufficient prepay the loan and comply with the required loan-to-value ratio. Alternatively, JABC may, but is not required to, contribute additional equity to Cottage Holdco B.V., which would be used to prepay the loan and satisfy the ratio. Any sales by Cottage Holdco B.V. of our shares may themselves have a depressive effect on the trading price of our shares, which may, in turn, require additional selling to maintain the required loan-to-value ratio. There can be no assurance that our shares will trade at a price sufficient to prevent such sales. Any such sales by Cottage Holdco B.V. may have a material adverse effect on the trading price of our shares and the existence of this financing arrangement may itself have an adverse effect on the trading price of our shares.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.

Because JABC and its affiliates own more than 50% of the total voting power of our common shares, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a nominating committee that is composed entirely of independent directors with a written charter; addressing the committee’s purpose and responsibilities; and

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2019.

Item 5. Other Information.
On May 8, 2019, the Board of Directors of the Company adopted resolutions (the “Resolutions”) approving the ratification of the issuance of certain shares of Class A Common Stock, pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is attached hereto as Exhibit 99.1.  Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought within the later of (i) 120 days from the validation effective time (which is May 8, 2019) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the Securities and Exchange Commission).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
4.1
Stockholders Agreement, dated as of March 17, 2019, by and among JAB Holdings, Parent, Offeror and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9/A filed on March 18, 2019).

10.1	Employment Agreement, dated February 1, 2019, between Coty SAS and Pierre-André Terisse.†
10.2
Offer Letter, dated as of January 7, 2019, between Giovanni Pieraccioni and Coty Inc. (incorporated by reference to Exhibit (e)(10) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 27, 2019).†

10.3	Offer Letter, dated January 10, 2019, between Coty Services UK Limited and Luc Volatier.†
10.4	Separation Agreement, dated as of February 1, 2019, between Coty Inc. and Laurent Kleitman.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
99.1	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 8, 2019	By:	/s/Pierre Laubies
Name: Pierre Laubies
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Financial Officer
(Principal Financial Officer)