Form 10-K
period 2019-06-30
COTY INC.
filed 2019-08-28
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2018, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $2.9 billion based on the number of shares held by non-affiliates as of December 31, 2018 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2018.
At August 21, 2019, 754,196,725 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

Table of Contents

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s Turnaround Plan (as defined below), strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), its future operations and strategy, ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, impact and timing of supply chain disruptions and the resolution thereof, timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Turnaround Plan, including operational and organizational structure changes, operational execution and simplification initiatives, the move of the Company’s headquarters, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:

•
our ability to successfully implement our multi-year Turnaround Plan, including our management headquarters relocation and management realignment, and to develop and achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives within the expected time frame or at all;

•
our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, stock compensation expense, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, the market value of inventory, pension expense, the fair value of redeemable noncontrolling interests and the fair value of acquired assets and liabilities associated with acquisitions;

•	the impact of any future impairments;

•
managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Turnaround Plan and future strategic initiatives;

•
future acquisitions and the integration thereof with our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives) and realize other potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;

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

•
our and our business partners’ and licensors’ abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers) and public goodwill, and defend claims by third parties for infringement of intellectual property rights;

•	any change to our capital allocation and/or cash management priorities, including any change in our stock dividend reinvestment program (the “Stock Dividend Reinvestment Program”) and policy;

•
any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters;

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

•
our dependence on entities performing outsourced functions, including outsourcing of distribution functions, and third-party manufacturers, logistics and supply-chain suppliers and other suppliers, including third party software providers;

•	administrative, development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;

•
global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit, the current U.S. administration, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate;

•	currency exchange rate volatility and currency devaluation;

•
the number, type, outcomes (by judgment, order or settlement) and costs of any current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”);

•	our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;

•
disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the move of our headquarters to Amsterdam, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, and the impact of such disruptions on Coty’s ability to generate profits, stabilize or grow revenues or cash flows, comply with its contractual obligations and accurately forecast demand and supply needs and/or future results;

•
restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;

•
increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act) or to protect against theft of customer, employee and corporate sensitive information;

•
our ability to attract and retain key personnel and the impact of senior management transitions and organizational structure changes, including the co-location of key business leaders and functions in Amsterdam;

•	the distribution and sale by third parties of counterfeit and/or gray market versions of our products;

•	the impact of the Cottage Tender Offer and of our Turnaround Plan on our relationships with key customers and suppliers and certain material contracts;

•	our relationship with Cottage Holdco B.V., as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;

•
future sales of a significant number of shares by our majority stockholder or contractually by certain commercial banks on behalf of our majority stockholder, as may be required to satisfy obligations under such majority stockholder's credit agreement, or the perception that such sales could occur; and

•	other factors described elsewhere in this document and in documents that we file with the Securities and Exchange Commission (the “SEC”) from time to time.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2019” refer to the fiscal year ended June 30, 2019. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Coty Inc. is one of the world’s largest beauty companies with a rich entrepreneurial heritage and an iconic portfolio of brands. Founded in 1904, Coty has grown into a multi-segment beauty company with market leading positions in both North America and Europe. Today, we are the global leader in fragrance, a strong number two in professional salon hair color & styling, and number three in color cosmetics.
Over the past several years, the transformational acquisition of The Proctor & Gamble Company’s beauty business (the “P&G Beauty Business”) and our other strategic transactions have strengthened and diversified our presence across the countries, product categories and channels in which we compete, building a strong beauty platform. We completed the last steps of the complex integration of the P&G Beauty Business in 2019. Under the direction of our new senior leadership, we undertook a broad review of our business to develop a strategic framework to position us for sustainable performance and long-term success, and in July 2019, we announced a turnaround plan (together with changes to our organizational structure and the co-location of most of our executive team and corporate functions in a centralized management headquarters in Amsterdam, the “Turnaround Plan”) designed to:
•Rediscover growth, by improving execution and fundamentals;
•Regain operational leadership, by reducing complexity and costs; and

•	Build a culture of pride and performance, by creating a culture that balances discipline and creativity, while fostering team spirit and engagement.
As we implement this multi-year Turnaround Plan, we are focused on rejuvenating our core business, by focusing our investments in fewer brands and markets, increasing shelf productivity through improved assortment, improving mix management, and developing a stronger and margin-accretive innovation pipeline. In order to fuel both increased investment in the business as well as improved profitability, we are working to lower our cost of goods sold through improved productivity in our existing manufacturing footprint, reducing product range complexity, and lowering fixed costs through a simplified organizational structure.
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
In connection with our Turnaround Plan, we expect to move from the current organizational structure to a structure based on regional commercial business units in Europe, Middle East & Africa (“EMEA”), Americas and Asia Pacific for the combined Luxury and Consumer Beauty businesses. Such regional business units will be supported by central Luxury and Consumer Beauty marketing teams. Professional Beauty is expected to remain a distinct business unit. We anticipate that our operating and reporting segments would change upon completion of these reporting structure changes and the related changes in the financial information provided to our CEO, which is expected to occur in the third quarter of fiscal 2020.

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

* Indicates an owned beauty brand.
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
We promote our brands through various channels to reach and engage beauty consumers, through traditional media, through in-store and in-salon displays, on digital and social media, and through collaborations, product placements and events. In addition, we seek editorial coverage for products and brands in both traditional media and digital and social media to drive influencer amplification and to build brand equity. We also leverage our relationships with celebrities and on-line influencers to endorse certain of our products. Our marketing efforts benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities designed to engage consumers so that they try, or purchase, our products, including sampling and “gift-with-purchase” programs designed to stimulate product trials.
We have dedicated marketing and sales forces in most of our significant markets. These teams leverage local insights to strategically promote our brands and product offerings and tailor our creative marketing to fit local tastes and resonate with consumers most effectively.
We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. Starting in fiscal 2020, we expect to shift working media resources to a select number of brand/country combinations, which we believe represents a significant opportunity for revenue and gross margin improvement, and to implement a tactical, in-store strategy for the others.

Distribution Channels and Retail Sales
We market, sell and distribute our products in over 150 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product category focused divisions. The Consumer Beauty division primarily sells products through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The Luxury division primarily sells products through prestige retailers, including perfumeries, department stores and e-retailers and duty-free shops, with travel retail sales channels accounting for 14% of the division’s net revenues. The Professional Beauty division primarily sells products to nail and hair salons, nail and hair professionals and professionals’ stores, through both direct sales forces and e-commerce platforms. We also sell our products through third-party distributors. In fiscal 2019, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2019, Wal-Mart, our top retailer, accounted for approximately 6% of our net revenues.
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
In addition, we continuously seek to improve our products through research and development. Our basic and applied research groups, which conduct longer-term and “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. As of June 30, 2019, we owned approximately 2,000 utility patents and patent applications globally and approximately 1,800 design patents.
Our principal research and development centers are located in the U.S. and Europe. See “Item 2. Properties.”
We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals except where required by law.
Supply Chain
We manufacture and package approximately 77% of our products, primarily in facilities located in the United States, Europe, Brazil, China, Russia, Mexico and Thailand. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 23% of our finished products.
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
Following the acquisition of the P&G Beauty Business, we engaged in a transformation of our supply chain aimed at integrating and optimizing the combined organization. With this footprint transformation now complete, we continue to focus on optimizing our supply chain processes in order to increase efficiency and reduce our order lead times. We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts, and we work to anticipate and respond to actual and potential disruptions.

Competition
There is significant competition within each market where our products are sold. We compete against manufacturers and marketers of beauty products, hair care, salon professional and personal care products. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the beauty market. We also have competition from private label products sold by retailers.
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
A number of our products also incorporate patented, patent-pending or proprietary technology in their respective formulations and/or packaging, and in some cases our product packaging is subject to copyright, trade dress or design protection. While we consider our patents and copyrights, and the protection thereof, to be important, no single patent or copyright, or group of related patents or copyrights, is material to the conduct of our business.
Products representing 41% of our fiscal 2019 net revenues are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2019, we maintained 30 brand licenses.
Our licenses impose obligations and restrictions on us that we believe are common to many licensing relationships in the beauty industry, such as paying annual royalties on net sales of the licensed products, maintaining the quality of the licensed products and the image of the applicable trademarks, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We believe that we are currently in material compliance with the terms of our material brand license agreements.
Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. We renewed two key brand licenses in fiscal 2019. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including seven licenses up for renewal in 2020. These seven licenses together generated approximately 1% of our consolidated net revenues in fiscal 2019. Currently, the average renewal term of the full licensed portfolio is approximately 8 years. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our partners or brand licensors to protect their reputations, could have a material adverse effect on our brand images”.
Employees
As of June 30, 2019, we had approximately 19,000 full-time employees in over 46 countries. In addition, we employ a large number of seasonal contractors during our peak manufacturing and promotional season. We expect our overall headcount to decrease as we continue our efforts to restructure and rationalize our business in connection with our Turnaround Plan.
Our employees in the U.S. are not covered by collective bargaining agreements. Our employees in certain countries in Europe are subject to works council arrangements and collective bargaining agreements. We have not experienced a material strike or work stoppage in the U.S. or any other country where we have a significant number of employees.
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
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels, new “disruptor” trendy brands and advances in technology. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms and innovative in-store activations. In addition, the hair color category is being influenced by new product introductions in the premium category and innovations by competitors to meet growing category needs. Furthermore, the Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e-commerce, may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. Furthermore, increased online competition and declining in-store traffic has resulted, and may continue to result, in brick-and-mortar retailers closing physical stores, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products (as recently occurred with key customers for OPI in North America) or to designate more shelf space to our competitors. Additionally, these retailers periodically assess the allocation of shelf space and have elected (and could further elect) to reduce the shelf space allocated to our products. Some of our brands, including CoverGirl, have experienced shelf space losses, and such declines may continue. Further consolidation and store closures, or reduction in inventory levels of our products or shelf space devoted to our products, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
Consumer shopping preferences have also shifted, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct sales and e-commerce. If we are not successful in our efforts to expand distribution channels, including growing our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. Any change in our distribution channels, such as direct sales, could also expose us to disputes with distributors. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
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
Our success depends on our ability to implement our Turnaround Plan and achieve our global business strategies.
Our future performance and growth depends on the success of our Turnaround Plan and new business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and standardizing and simplifying our business. The multi-year implementation of the Turnaround Plan, which is still being operationalized, is expected to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of the Turnaround Plan may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of the Turnaround Plan, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our strategy includes simplifying our product range and brand architecture and focusing brand-building efforts behind priority brand/country combinations. In addition, we continue to prioritize our deleveraging objectives. In the future, we may dispose of or discontinue select brands and/or streamline operations, and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to any potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms, or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Any future divestitures and discontinuances could have, a dilutive impact on our earnings, create dis-synergies, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategies.
We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our Turnaround Plan, that could affect our period-to-period operating results.
We have incurred significant restructuring costs in the past, and, as we implement our Turnaround Plan (which includes our structure reorganization and the move of our management headquarters), we expect to incur one-time cash costs of approximately $600 million spread over fiscal years 2020 through to 2023, in addition to approximately $160 million connected to previous restructuring programs. As we integrated acquisitions, including the transformational acquisition of the P&G Beauty Business, we experienced challenges, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits, and we could experience these or other challenges arising from the implementation of the Turnaround Plan. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet.
If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the implementation of the Turnaround Plan, continuing restructuring initiatives and the integration of acquisitions may impact our ability to anticipate future business trends and accurately forecast future results.
The diversion of resources to the integration of the P&G Beauty Business, together with changes and turnover in our management teams as we reorganized our business, negatively impacted our fiscal 2017, 2018 and 2019 results. The implementation our Turnaround Plan could result in similar challenges. Although our Turnaround Plan is intended to deliver meaningful, sustainable expense and cost management improvement, events and circumstances such as financial or strategic difficulties, significant employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the Turnaround Plan on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, including a change to our organizational structure and global strategy, as well as the move of our management headquarters, which may result in further diversion of our resources, employee attrition and business disruption (including supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement our multi-year Turnaround Plan and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, as part of our Turnaround Plan, we are in the process of reevaluating our product assortment and simplifying our product range and brands’ architecture. We are also shifting our focus to supporting our priority brands and brand/country combinations and instituting new objectives for our innovation efforts to support expansion of category coverage. If these or other initiatives are not successful, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities could be adversely impacted.
We have made changes and may continue to change our process for the continuous development and evaluation of new product concepts. In addition, each new product launch carries risks. For example, we may incur costs exceeding our expectations, our advertising, promotional and marketing strategies may be less effective than planned or customer purchases may not be as high as anticipated. In addition, we may experience a decrease in sales of certain of our existing products as a result of consumer preferences shifting to our newly-launched products or to the products of our competitors as a result of unsuccessful or unpopular product launches harming our brands. Also, initially successful launches may not be sustained. Any of these could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we acquired professional and retail hair brands in connection with the acquisition of the P&G Beauty Business, purchased a premium brand in high-end hair styling and appliances and entered into a joint venture with an online peer-to-peer social selling platform in beauty, all of which were new product categories and channels for us. The peer-to-peer social selling platform business in particular has struggled recently. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Furthermore, we may not apply for, or be unable to obtain, intellectual property protection for certain aspects of our business. Third parties have in the past, and could in the future, bring infringement, invalidity, co-inventorship, re-examination, opposition or similar claims with respect to our current or future intellectual property. Any such claims, whether or not successful, could be costly to defend, may not be sufficiently covered by any indemnification provisions to which we are party, divert management’s attention and resources, damage our reputation and brands, and substantially harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Patent expirations may also affect our business. As patents expire (especially with respect to our Professional Beauty hair coloring technology), competitors may be able to legally produce and market products similar to the ones that were patented, which could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
In addition, third parties may distribute and sell counterfeit (or grey market) versions of our products, which may be inferior or pose safety risks and could confuse consumers or customers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements), impact our compliance with distribution and competition laws in jurisdictions including the E.U. and China, or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. We are rationalizing our wholesale distribution and continue efforts to reduce the amount of product diversion to the value and mass channels, however, stopping such commerce could result in a potential adverse impact to our sales and net revenues, including to those customers who are selling our products to unauthorized retailers, or an increase in returns over historical levels.
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
Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties. However, we cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. Moreover, our acquisition targets and other businesses in which we make strategic investments are often smaller or younger companies with less robust intellectual property clearance practices, and we may face challenges on the use of their trademarks and other proprietary rights. For example, we have faced oppositions to our use of the “Younique” mark in certain jurisdictions, including the European Economic Area and China. If we are found to be infringing, misappropriating or otherwise violating a third party trademark, patent, copyright or other proprietary rights, we may need to obtain a license, which may not be available in a timely manner on commercially reasonable terms or at all, or redesign or rebrand our products, which may not be possible or result in a significant delay to market or otherwise have an adverse commercial impact. We may also be required to pay substantial damages or be subject to a court order prohibiting us and our customers from selling certain products or engaging in certain activities, which could therefore have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.
We are required, at least annually and sometimes on an interim basis, to test goodwill and indefinite-lived intangible assets to determine if any impairment has occurred. Impairment may result from various factors, including adverse changes in assumptions used for valuation purposes, such as actual or projected revenue growth rates, profitability or discount rates. If the testing indicates that an impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or indefinite intangible assets and the fair value of the goodwill or of indefinite-lived intangible assets.
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in fiscal 2019 we incurred impairment charges of $3,851.9 million, primarily related to goodwill write-downs in our Consumer Beauty business, charges against certain brand trademarks and a Corporate investment. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of the fiscal 2019 impairment charges and our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets”.
We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose restrictions on us, which may adversely affect our business.
We have a substantial amount of indebtedness. We may not be able to refinance our indebtedness in the future (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt or (3) at all.
Agreements that govern our indebtedness, including the indenture governing our senior unsecured notes (the “Indenture”) and our credit agreement (as amended, the “2018 Coty Credit Agreement”), impose operating and financial restrictions on our activities. These restrictions may limit or prohibit our ability and the ability of our restricted subsidiaries to, among other things:
•incur indebtedness or grant liens on our property;
•dispose of assets or equity;
•make acquisitions or investments;
•make dividends, distributions or other restricted payments;
•effect affiliate transactions;
•enter into sale and leaseback transactions; and
•enter into mergers, consolidations or sales of substantially all of our assets and the assets of our subsidiaries.
In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement on a quarterly basis. For a further description of the 2018 Coty Credit Agreement and the covenants thereunder please refer to Note 14, “Debt” in the notes to our Consolidated Financial Statements.
Our debt burden and the restrictions in the agreements that govern our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations and capital investments to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, turnaround strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; limiting our ability to take advantage of financing and other corporate opportunities; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. Moreover, a material breach of the 2018 Coty Credit Agreement could result in the acceleration of all obligations outstanding under that agreement.
Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, and to meet such deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the Indenture governing our senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Any refinancing or modification of our debt could result in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, in connection with the 2019 amendment to the 2018 Credit Agreement, we reduced the borrowing capacity under our revolving credit facility. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior unsecured notes and the 2018 Coty Credit Agreement.
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
In addition, amounts drawn under the 2018 Coty Credit Agreement may bear interest rates in relation to the London Interbank Offered Rate (“LIBOR”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR is no longer available, or if our lenders have increased costs due to changes in LIBOR, we may need to amend our 2018 Coty Credit Agreement and any related interest rate swaps to replace LIBOR with an agreed upon replacement index, which could result in higher rates and adversely impact our interest expense.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of P&G Beauty Business in October 2016) and entered into a joint venture with Younique in February 2017. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, including the acquisition of the P&G Beauty Business, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”), Younique, Burberry and ghd, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
We face risks associated with our joint ventures.
We are party to several joint ventures in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures involve risks that our joint venture partners may:

•	have economic or business interests or goals that are inconsistent with or adverse to ours;

•	take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;

•	be unable or unwilling to fulfill their obligations under the relevant joint venture agreements;

•	have financial or business difficulties;

•	take actions that may harm our reputation; or

•	have disputes with us as to the scope of their rights, responsibilities and obligations.
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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences. While luxury fragrances and skin care categories are experiencing strong growth, declines in the retail mass color cosmetics and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, the June 23, 2016 referendum in the U.K. in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and subsequent initiation of formal withdrawal procedures by the U.K. government has caused significant volatility in the financial and credit markets and may impact consumer spending and economic conditions generally in Europe. The global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. There continues to be a significant lack of clarity over the eventual date and terms of the U.K.’s exit from the E.U. and the terms of the U.K.'s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. See “-We are subject to risks related to our international operations.” Further, recent political and economic developments in the U.S. (including public statements by the current administration), the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.

In addition, our sales are affected by the overall level of consumer spending. The general level of consumer spending is affected by a number of factors, including general economic conditions (including potential recessions in one or more significant economies), inflation, interest rates, government policies that affect consumers (such as those relating to medical insurance or income tax), energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending would likely have a negative impact on our direct sales and could cause financial difficulties at our retailer and other customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a customer or retailer could also cause us to curtail or eliminate business with that customer or retailer. We may also decide to assume more credit risk relating to the receivables from our customers or retailers, which increases the possibility of late or non-payment of receivables. Our inability to collect receivables from a significant retailer or customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities. If a retailer or customer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We operate on a global basis, and approximately 69% of our net revenues in fiscal 2019 were generated outside North America. We maintain offices in over 35 countries, and we market, sell and distribute our products in over 150 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, including the acquisition of the Hypermarcas Brands, the P&G Beauty Business and ghd as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts (including any other change resulting from Brexit), labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments. In particular, we are monitoring the latest developments regarding Brexit negotiations, including the potential impact on our business if the United Kingdom exits the EU without having a final withdrawal agreement in place (sometimes referred to as a “hard Brexit”). Brexit (and particularly a hard Brexit) could have a number of negative implications for our business, including with respect to the production of our products in the United Kingdom, the transfer or purchase of goods and services into or out of the United Kingdom and our operations in the United Kingdom. We are analyzing various short- and long-term strategies to address Brexit contingencies, but such strategies may not be effective in limiting these negative impacts and Brexit thus could have a material impact on our business and results of operations.
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
The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, in 2018 the E.U. imposed tariffs on certain luxury products imported from the U.S., which impact the sale in the E.U. of certain of our Professional Beauty and Consumer Beauty products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China are impacting materials we import for use in manufacturing or packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products, our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. The beauty industry has been impacted by ongoing uncertainty surrounding tariffs and import duties, and international trade relations generally.  While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.
On December 22, 2017, the President of the U.S. signed the Tax Act which made broad and complex changes to the U.S. tax laws that affect businesses operating internationally. In addition, some foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows, as well as the trading price of our securities.
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
As described under “Legal Proceedings” in this report, three putative class action lawsuits have been filed in connection with the Cottage Tender Offer and related Schedule 14D-9.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2017 tax periods. Although we are seeking a favorable administrative decision on the related tax enforcement action, we may not be successful. See Note 25, “Legal Contingencies” for more information regarding our potential tax obligations in Brazil.

Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We operate on a global basis. Our employees, contractors and agents, business partners, joint venture and joint venture partners and companies to which we outsource certain of our business operations, may take actions in violation of our compliance policies or applicable law. In addition, some of our acquisitions have required us to integrate non-U.S. companies that had not, until our acquisition, been subject to U.S. law or other laws to which we are subject.
In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. In addition, certain countries have laws that differ with those in the US, including relating to competition and product distribution, with which US and other personnel may be unfamiliar, thereby increasing the risk of non-compliance. We are in the process of enhancing our compliance program, including as a result of acquisitions, but we cannot assure you that we will not encounter problems with respect to such programs or that such programs will be effective in ensuring compliance.
Failure by us or our subsidiaries to comply with applicable laws or policies could subject us to civil and criminal penalties, cause us to be in breach of contract or damage to our or our licensors’ reputation, each of which could materially and adversely affect our business, prospects, financial condition, cash flows, results of operations, as well as the trading price of our securities.
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
Our ability to maintain our reputation is critical to our business and our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity (including should we be perceived as violating the law) or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices and are subject to a significant product recall, litigation, or allegations of tampering, animal testing, use of certain ingredients (such as certain palm oil) or misconduct by executives or founders. Any negative publicity about these types of concerns or other concerns, whether actual or perceived or directed towards us or our competitors, may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. In addition, the behavior of our employees, including with respect to our employees’ use of social media subjects us to potential negative publicity if such use does not align with our high standards and integrity or fails to comply with regulations or accepted practices. Furthermore, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative or inaccurate publicity, posts or comments on social media, whether accurate or inaccurate, about us, our employees or our brand partners (including influencers) and licensors, our respective brands or our respective products, whether true or untrue, could damage our respective brands and our reputation.
Additionally, our success is also partially dependent on the reputations of our brand partners, influencers and licensors and the goodwill associated with their intellectual property. We often rely on our brand partners, influencers or licensors to manage and maintain their brands, but these licensors’ reputation or goodwill may be harmed due to factors outside our control, which could be attributed to our other brands and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Many of these brand licenses are with fashion houses, whose popularity may decline due to mismanagement, changes in fashion or consumer preferences, allegations against their management or designers or other factors beyond our control. Similarly, certain of our products bear the names and likeness of celebrities, whose brand or image may change without notice and who may not maintain the appropriate celebrity status or positive association among the consumer public to support projected sales levels. In addition, in the event that any of these licensors were to enter bankruptcy proceedings, we could lose our rights to use the intellectual property that the applicable licensors license to us.

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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels or upon agreement of the licensor. In fiscal 2019, we renewed two key brand licenses. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including seven licenses up for renewal in 2020. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to seasonal variability.
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the winter holiday season. We also experience an increase in sales during our fourth quarter in our Professional Beauty segment as a result of higher demand prior to the summer holiday season. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding and during the holiday period. As a result of this seasonality, our expenses, including working capital expenditures and advertising spend, are typically higher during the period before a high-demand season. Consequently, any substantial decrease in, or inaccurate forecasting with respect to, net revenues during such periods of high demand including as a result of decreased customer purchases, increased product returns, production or distribution disruptions or other events (many of which are outside of our control), would prevent us from being able to recoup our earlier expenses and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as the trading price of our securities.
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (including as to works councils), disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, possible dawn raids, and other external factors over which we have no control. For example, disruptions in our U.K. planning hub and one of our U.S. distribution centers in the fourth quarter of fiscal 2018 resulted in loss of revenue and increased costs, including penalty payments to retailers for unshipped products, as we were unable to meet consumer demand for certain Consumer Beauty products, which impacted our results of operations in fiscal 2019. As we continue our implementation of our Turnaround Plan and other restructuring activities, any additional or ongoing supply chain disruptions or delay in securing applicable approvals or consultations for such activities may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, alcohols, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain, or our relationships with key suppliers due to our payment terms or otherwise, could have a material adverse effect on the manufacturing and packaging of our products. Increases in the costs of raw materials or other commodities may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries (each, a “covered country”) and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply covered country “conflict free” products, and we may not be able to obtain covered country conflict free products or supplies in sufficient quantities for our operations. For calendar year 2018, we determined that we have no reason to believe that any products we manufactured or contracted to manufacture contained conflict minerals that may have originated in the covered countries. However, since our supply chain is complex, we may face operational obstacles and reputational challenges with our customers and stockholders if we are unable to continue to sufficiently verify the origins for the minerals used in our products.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e-commerce and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives (including in connection with our Turnaround Plan), power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophic events or other problems. For example, in connection with the expected change in our reporting segments in the third quarter of fiscal 2020 in connection with our reorganization, we will need to reconfigure our financial reporting systems. If we experience any delay or problems with such reconfiguration, or if our information technology systems otherwise suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. If not managed and mitigated effectively, these risks could increase in the future as we expand our digital capabilities and e-commerce activities, including through the use of new digital applications and technologies. There are further risks associated with the information systems of our joint ventures and of the companies we acquire, both in terms of systems compatibility, process controls, level of security and functionality. It may cost us significant time, money and resources to address these risks and if our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our financial condition, results of operations and cash flows, as well as the trading price of our securities, may be adversely affected.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in the E.U. a new law governing data practices and privacy called the GDPR became effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. Regulators, including the U.K.’s Information Commissioner’s Office, have actively enforced the law and imposed substantial fines, and are expected to continue to do so. In addition, the state of California enacted a data privacy law applicable to entities serving or employing California residents (the “California Consumer Privacy Act”) that will require compliance by January 2020. The GDPR, the California Consumer Privacy Act and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.

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
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. We have recently experienced several changes to senior management and the composition of our board of directors, and we are in the process of implementing our Turnaround Plan, including the business structure reorganization and the move of our management headquarters to Amsterdam. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our Turnaround Plan and other restructuring activities, including the move of our management headquarters to Amsterdam, any continued changes in our senior management team and other key personnel, and other initiatives.
As we continue to restructure our workforce from time to time (including with respect to the Turnaround Plan and other business restructuring initiatives, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims and disputes will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations, including delaying and reducing the expected benefits of any associated restructuring activities. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.
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
In addition, government authorities and self-regulatory bodies regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely based on geography, and the efforts that we undertake to support our claims may not be deemed adequate for any particular product or claim. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling or recalling certain products, all of which could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any regulatory action or penalty could lead to private party actions, which could further harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We currently engage in a program seeking to improve control over our product demand and inventories. We have identified, and may continue to identify, inventories that are not saleable in the ordinary course, but our existing program or any future inventory management program may not be successful in improving our inventory control. Our ability to manage our inventory levels to meet demand for our products is important for our business. If we overestimate or underestimate demand for any of our products, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down, sell at prices lower than expected or discard, which could negatively impact our reputation, net sales, working capital or cash flows from working capital, or cause us to incur excess and obsolete inventory charges. We also could have inadequate inventories which could hinder our ability to meet demand. We have sought and continue to seek to improve our payable terms, which could adversely affect our relations with our suppliers.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, privacy, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. For example, changes in sanctions against Iran have adversely impacted our net revenues and prohibit us from conducting business in Iran. Also, the Tax Act, enacted in 2017, introduced broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future regulatory, administrative or legislative guidance could adversely affect our financial results. See “—We are subject to risks related to our international operations”, “—Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business” and “—We face risks associated with our independent contractors.”
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to recently acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, Younique, ghd, the Hypermarcas Brands and the Burberry fragrance business. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change and business practices can evolve. The FTC or other federal, state or foreign courts or agencies may not consider us to be in compliance.
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
We are exposed to the risk of fraud or other misconduct by our personnel or third parties such as independent contractors or agents. Misconduct by employees, independent contractors, or agents could include inadvertent or intentional failures to comply with the laws and regulations to which we are subject or with our policies, provide accurate information to regulatory authorities, comply with ethical, social, product, labor and environmental standards, comply with fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, our business is subject to laws, regulations and policies intended to prevent fraud, kickbacks, self-dealing, resale price maintenance and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Our current and former employees, influencers or independent contractors may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our company’s brand, reputation and operations. Employee misconduct could also involve improper use of information obtained in the course of the employee’s prior or current employment, which could result in legal or regulatory action and serious harm to our reputation.
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
We are not in a position to directly provide the same direction, motivation and oversight to our independent contractors as we would if such personnel were our own employees. As a result, our independent contractors may not comply with applicable law or our policies and procedures or reflect our culture or values. Violations by our independent contractors of applicable law or of our policies and procedures in dealing with customers and other third parties or failure to meet our standards or reflect our culture could reflect negatively on our products and operations and harm our business reputation and also negatively impact our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent contractors. In addition, our independent contractors are not subject to employment agreements with us and our ability to retain such personnel or enforce non-competes or other restrictions against them may be limited.
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
We are subject to risks related to our common stock, our stock repurchase program and our Stock Dividend Reinvestment Program.
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
Our Stock Dividend Reinvestment Program allows stockholders to elect to receive 50% of their dividend in cash and reinvest 50% of their dividend in newly issued shares of our common stock. As a result, stockholders who do not elect to participate in the Stock Dividend Reinvestment Program may experience dilution in their ownership percentage over time.
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

JAB Cosmetics B.V. (“JABC”) and its affiliates beneficially own approximately 60% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Cottage Tender Offer in May 2019, JABC, through an affiliate, Cottage Holdco B.V., owns approximately 60% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
JABC’s interests may be different from or conflict with our interests or the interests of our other stockholders. JABC and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, JABC’s obligations under its credit facility may cause JABC to take actions which may be inconsistent with your interests. Accordingly, the interests of JABC may not always coincide with our interests or the interests of other stockholders, and JABC may seek to cause us to take courses of action that, in its judgment, could enhance its investment in the Company but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
An affiliate of JABC has pledged all of its beneficially owned Class A Common Stock as a security interest for a credit facility which, in certain circumstances, may result in sales of our shares into the open market, depressing the trading price of our shares of Class A Common Stock.
All shares of Class A Common Stock beneficially owned by JABC are held by its affiliate, Cottage Holdco B.V., whose obligations under its credit facility are secured by a pledge of all such shares for the benefit of its lenders. Cottage Holdco B.V. was newly-created to consummate the Offer and does not have any material assets other than its holdings of our shares of Class A Common Stock and any dividends paid on such shares. It is only Cottage Holdco B.V., and not any of its affiliates, that is an obligor under the credit facility, which is secured by substantially all of the assets of Cottage Holdco B.V. (including the shares of our Class A Common Stock that it owns), subject to customary exceptions. The credit facility contains a maximum loan-to-value ratio which is designed to assure the lenders under the facility that the value of the collateral significantly exceeds the outstanding amount of the loan. If the trading price of our shares of Class A Common Stock drops significantly, Cottage Holdco B.V. may elect to sell its shares of our Class A Common Stock into the open market until such time as it has received proceeds sufficient to prepay the loan and comply with the required loan-to-value ratio. Alternatively, JABC may, but is not required to, contribute additional equity to Cottage Holdco B.V., which would be used to prepay the loan and satisfy the ratio. Any sales by Cottage Holdco B.V. of our shares may themselves have a depressive effect on the trading price of our shares, which may, in turn, require additional selling to maintain the required loan-to-value ratio. Our shares may not trade at a price sufficient to prevent such sales. Any such sales by Cottage Holdco B.V. may have a material adverse effect on the trading price of our shares and the existence of this financing arrangement may itself have an adverse effect on the trading price of our shares.
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
As a result of relying on the controlled company exemptions, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our stockholders do not have the same protections afforded to stockholders of other companies that are required to comply with all of the independence rules of the NYSE.

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
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2019. The leases expire at various times subject to certain renewal options at our option.

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
Item 3. Legal Proceedings.
We are involved, from time to time, in various litigation and administrative and other legal proceedings, including regulatory actions, incidental or related to our business, including consumer class or collective actions, personal injury (including asbestos-related claims), intellectual property, competition, non-compete, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings pending against us not presently known to us or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, cash flows or the trading price of our securities.

Certain Litigation. Two purported stockholder class action complaints concerning the Cottage Tender Offer and the Schedule 14D-9 were filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware, but have not yet been served. In both complaints, the plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief.
A third consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund, on behalf of itself and all similarly situated holders of Coty Inc., v. Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer, Paul S. Michaels, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V., Case No. 2019-0336-CB (“Massachusetts Laborers”). On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Amended Complaint sought, among other things, monetary relief. The defendants responded to the Amended Complaint on August 22, 2019.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.”
Stockholders of Record
As of June 30, 2019 there were 897 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have paid an annual dividend since fiscal 2011, and we began paying a quarterly dividend in fiscal 2017. Subject to legally available funds, we expect to continue to pay a quarterly cash dividend on our Class A Common Stock, but there can be no assurance that our Board of Directors (“Board”) will continue to declare dividends or that any dividends will be paid in the anticipated amounts and frequency, or at all. On May 8, 2019, the Board approved a stock dividend reinvestment program giving stockholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. The election was made available to stockholders beginning with the dividend declared on May 8, 2019, and stockholders will be able to make this election on a quarterly basis.
Our controlling shareholder, Cottage Holdco B.V. (“Cottage”), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”) and JAB, owns 60% of Coty and stated its intention to participate in the dividend reinvestment program until Coty reaches its leverage target of 4x.
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indenture relating to our senior unsecured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 14—“Debt” in the notes to our Consolidated Financial Statements.

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2019 Peer Group (b)

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2014.
(b) The Peer Group includes L'Oréal S.A., Avon Products, Inc., Estee Lauder Companies, Inc., Revlon, Inc., Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2014, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(f) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options(a)	27,852,799	$12.89
Series A and A-1 Preferred Stock (b)	8,400,415	10.17
Restricted Stock Units	10,519,148	N/A
Subtotal	46,772,362	—	29,254,407
Equity compensation plans not approved by security holders
Options (c)	16,975	$10.50	—
Series A Preferred Stock (b)(d)	1,000,000	22.39
Phantom Units (e)	349,432	N/A
Subtotal	1,366,407	—	—
Total	48,138,769		29,254,407

N/A is not applicable
(a) For information about options, see Note 23, “Share-Based Compensation Plans” in the notes to our Consolidated Financial Statements.
(b) Upon vesting of the Series A and Series A-1 Preferred Stock, the recipient receives, in cash or shares, at our sole election, the fair market value of our Class A Common Stock on the vest date of the Series A or Series A-1 Preferred Stock less the sum of the fair market value of our Class A Common Stock on the original issue date of the Series A or Series A-1 Preferred Stock and a hurdle price specified in the recipient’s subscription agreement. As such, the benefit provided under the Series A or Series A-1 Preferred Stock will always be based solely on the increase in value of our Class A Common Stock after the date of grant and the Series A or Series A-1 Preferred Stock will not have any value to the participant until the value of our Class A Common Stock exceeds the value of such shares on the date of grant plus the specified hurdle.
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
(d) On March 27, 2017, the Board approved an award of 1,000,000 shares of Series A Preferred Stock, par value $0.01 per share, to Lambertus J.H. Becht in his capacity as a non-employee director to compensate him for services performed in connection with closing the P&G Beauty Business transaction, aiding with the transition of the new chief executive officer into his role and integrating the P&G Beauty Business.
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
Issuer Purchases of Equity Securities
No shares of Class A Common Stock were repurchased during the fiscal quarter ended June 30, 2019.

Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2019 (a)	2018 (b)(f)	2017 (c)(f)	2016 (d)	2015 (d)
Consolidated Statements of Operations Data:
Net revenues	$8,648.5	$9,398.0	$7,650.3	$4,349.1	$4,395.2
Gross profit	5,342.0	5,790.2	4,622.0	2,603.1	2,638.2
Restructuring costs	44.2	173.2	374.8	86.9	75.4
Acquisition-related costs	—	64.2	355.4	174.0	34.1
Asset impairment charges	3,851.9	—	—	5.5	—
Operating (loss) income	(3,471.5)	153.3	(420.9)	254.2	395.1
Interest expense, net	275.7	265.0	218.6	81.9	73.0
Loss on early extinguishment of debt	—	10.7	—	3.1	88.8
Other expense, net	30.9	30.1	18.5	30.4	—
(Loss) income before income taxes	(3,778.1)	(152.5)	(658.0)	138.8	233.3
(Benefit) provision for income taxes	(8.5)	(24.7)	(259.5)	(40.4)	(26.1)
Net (loss) income	(3,769.6)	(127.8)	(398.5)	179.2	259.4
Net income attributable to noncontrolling interests	2.5	2.0	15.4	7.6	15.1
Net income attributable to redeemable noncontrolling interests	12.1	39.0	8.3	14.7	11.8
Net (loss) income attributable to Coty Inc.	$(3,784.2)	$(168.8)	$(422.2)	$156.9	$232.5
Per Share Data:
Weighted-average common shares
Basic	751.2	749.7	642.8	345.5	353.3
Diluted	751.2	749.7	642.8	354.2	362.9
Dividends declared per common share	$0.50	$0.50	$0.65	$0.25	$0.20
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(5.04)	$(0.23)	$(0.66)	$0.45	$0.66
Diluted	(5.04)	(0.23)	(0.66)	0.44	0.64

(in millions)	Year Ended June 30,
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (d)
Consolidated Cash Flows Data:
Net cash provided by operating activities	$639.6	$413.7	$757.5	$501.4	$526.3
Net cash (used in) investing activities	(454.0)	(687.6)	(1,163.6)	(1,059.2)	(171.2)
Net cash (used in) provided by financing activities	(160.3)	69.3	595.2	592.6	(1,138.2)

(in millions)	As of June 30,
	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (d)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$340.4	$331.6	$535.4	$372.4	$341.3
Total assets (e)	17,665.4	22,630.2	22,548.2	7,035.6	5,998.0
Total debt, net of discount	7,735.0	7,610.5	7,205.0	4,162.8	2,634.7
Total Coty Inc. stockholders’ equity	4,586.9	8,849.7	9,314.7	360.2	969.8

(a)
In fiscal 2019, we adopted, on a modified retrospective basis as of July 1, 2018, authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for ASC 606, Revenue from Contracts with Customers and ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

(b)	Included in fiscal 2018 are the financial impacts of the acquisition of the Burberry Beauty Business as of October 2, 2017.

(c)	Included in fiscal 2017 are the financial impacts of the acquisitions of the P&G Beauty Business as of October 1, 2016, ghd as of November 21, 2016 and Younique as of February 1, 2017.

(d)	Included in fiscal 2016 and 2015 are the financial impacts of the Hypermarcas Brands as of February 1, 2016 and the Bourjois acquisition as of April 1, 2015.

(e)
In fiscal 2017, we adopted authoritative guidance issued by the FASB requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Prior to the adoption of this guidance, debt issuance costs were presented within total assets in the Consolidated Balance Sheets. Total assets for all periods presented in the table above have been conformed to the current balance sheet presentation.

(f)
In fiscal 2019, we adopted authoritative guidance issued by the FASB requiring employers to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the underlying employees during the period. The other components of net periodic benefit cost are required to be reported separately and outside of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The impacts of the adoption of this standard were retrospectively applied to fiscal years 2018 and 2017 presented in the table above.

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
OVERVIEW
We are a global beauty company. We manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics, hair care products and skin & body related products throughout the world.
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
Overview
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, hair color and styling, and skin and body care. We are the global leader in fragrance, a strong number two in professional hair color & styling, and number three in color cosmetics. The transformational acquisition of the P&G Beauty Business and our other strategic transactions have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. Our products are sold in more than 150 countries around the world.
Certain product categories and geographies in which we compete continue to grow moderately. This includes mid single digit growth in the luxury fragrance category and low single digit decline in the mass beauty category driven by declines in North America and Europe. Additionally, in certain categories, our revenues are declining faster than the category which continue to negatively impact our business and financial results.
The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Fiscal 2019 results
Despite strong consumer demand and innovation in the Luxury and Professional Beauty divisions, results in fiscal 2019 reflected the impact of supply chain disruptions on all divisions, arising from our supply chain footprint transformation (the “Supply Chain Disruptions”). The deterioration in Consumer Beauty’s results were further impacted by the continued weakness in U.S. and Europe mass beauty categories, and the continued impact from distribution losses, primarily in the U.S. We have resolved the supply chain issues, and they had minimal impact on our results during the fourth quarter of fiscal 2019.
Fiscal 2019 milestones and Turnaround Plan
Our top priority is taking the necessary steps to stabilize our consumer business and build lasting and sustainable performance at Coty. In fiscal 2019, we completed the last steps of the complex integration of the P&G Beauty Business, including our one order, one invoice, one shipment integration program which enables us to sell, ship and invoice our brands in a more efficient way for our customers. We also completed the transformation of our supply chain footprint.
Under the direction of our new senior leadership, we undertook a broad review of our business to develop a strategic framework to position us for sustainable performance and long-term success, and in July 2019, we announced a multi-year Turnaround Plan that aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, and deleverage our balance sheet. The priorities of the Turnaround Plan are threefold: to rediscover growth, to regain operational leadership and to build a culture of pride and performance.
In connection with the Turnaround Plan, we announced organizational changes intended to align our costs with our revenue realities, simplify decision making and enable our teams in the markets to act with closer guidance and with greater speed. We expect to move from the current organizational structure into regional commercial business units for Luxury and Consumer Beauty, as well as create new regions: Americas, Asia Pacific and EMEA. Such regional business units will be supported by central Luxury and Consumer Beauty marketing teams. Professional Beauty is expected to remain a distinct business unit due to its unique salon channel focus. Our commercial front line – the local sales and marketing teams facing our customers and building our brands locally – will see little impact and will remain specialized in their respective products and sales channels. In order to reduce geographic fragmentation and costs, the reorganization includes the co-location of most of our executive team and corporate functions in a centralized management headquarters in Amsterdam.
The reorganization is accompanied by strategies to drive substantial improvement in our Consumer Beauty business while also further optimizing our Luxury and Professional Beauty businesses. We aim to achieve this by focusing our investments in fewer brands and markets, increasing shelf productivity through improved assortment, improving mix management, and developing a stronger and margin-accretive innovation pipeline. In order to fuel both increased investment in the business (including targeted advertising and consumer promotion spend and disciplined research and development investments) as well as improved profitability, we are working to lower our cost of goods sold through improved productivity in our existing manufacturing footprint, simplifying our product range, and lowering fixed costs through a simplified organizational structure. We are also focused on increasing our cash flow and reducing our indebtedness.
To implement the Turnaround Plan, we expect to incur one-time cash costs of approximately $600 million spread over fiscal years 2020 through to 2023, in addition to approximately $160 million connected to previous programs.

Outlook
For fiscal year 2020, we expect to moderate the decline in our net revenues and target moderate improvements in cash flow and operating income, underpinned by our efforts to lower costs and improve operational execution. By fiscal year 2023, we are targeting moderate net revenue growth, significant expansion in operating income and operating margin and improvements in cash flow.
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

•
Loss/(Gain) on sale of brand assets: We have excluded the impact of Loss/(gain) on sale of brand assets as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Interest (income) expense: We have excluded foreign currency impacts associated with acquisition-related and debt financing-related forward contracts, as well as debt financing transaction costs as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.

•
Other expense (income): We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.

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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of 2019/2018 presentation	Impact on basis of 2018/2017 presentation
First quarter fiscal 2017	n/a	n/a	n/a
Second quarter fiscal 2017	Acquisition: P&G Beauty Business (all segments) Ghd (Professional segment)	n/a	First quarter of fiscal 2018 P&G financial contribution excluded and five months of fiscal 2018 ghd financial contribution excluded
Third quarter fiscal 2017	Acquisitions: Younique (Consumer Beauty segment)	n/a	Seven months of fiscal 2018 financial contribution excluded
Fourth quarter fiscal 2017	n/a	n/a	n/a
First quarter fiscal 2018	n/a	n/a	n/a
Second quarter fiscal 2018	Acquisition: Burberry Beauty Business (Luxury segment)	First quarter fiscal 2019 financial contribution excluded	Second, third, and fourth quarter fiscal 2018 financial contribution excluded
Third quarter fiscal 2018	Termination: Guess (Consumer Beauty segment)	First, second and third quarter fiscal 2018 financial contribution excluded	n/a
Fourth quarter fiscal 2018	Divestitures of licenses: Playboy (Consumer Beauty segment) and Cerruti (Luxury segment)	First, second, third and fourth quarter fiscal 2018 financial contribution excluded	n/a
When used herein, the term “Acquisitions” and “Divestitures” refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

A detailed discussion of the fiscal 2018 year-over-year changes can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K filed on August 21, 2018.
NET REVENUES
In fiscal 2019, net revenues decreased 8%, or $749.5, to $8,648.5 from $9,398.0 in fiscal 2018. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 1% to the total change in net revenues in fiscal 2019 as compared to fiscal 2018. This was more than offset by the impact of the termination of the Guess license and the divestitures of the licenses of Playboy and Cerruti, which had a negative impact of 2% on the total change in net revenues in fiscal 2019 as compared to fiscal 2018. Excluding the impacts of the Acquisitions and Divestitures, total net revenues in fiscal 2019 decreased 7%, or $657.3, to $8,586.2 from $9,243.5 in fiscal 2018, reflecting a negative foreign currency exchange translation impact of 3% and a decrease in unit volume of 4%. The decrease in net revenues primarily reflects:

(i)	Shelf-space losses primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative share trends in the color cosmetics and hair color categories in North America;

(ii)	Performance challenges in our brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category;

(iii)	Moderate weakness in the mass beauty categories in North American and Europe; and

(iv)	The Supply Chain Disruptions, which negatively impacted net revenues primarily in the first half of 2019 and were resolved in the fourth quarter of fiscal 2019.

Net Revenues by Segment

	Year Ended June 30,			Change %
(in millions)	2019	2018	2017	2019/2018	2018/2017
NET REVENUES
Luxury	$3,294.3	$3,210.5	$2,566.6	3%	25%
Consumer Beauty	3,539.3	4,268.1	3,688.2	(17%)	16%
Professional Beauty	1,814.9	1,919.4	1,395.5	(5%)	38%
Total	$8,648.5	$9,398.0	$7,650.3	(8%)	23%
Luxury
In fiscal 2019, net revenues from the Luxury segment increased 3%, or $83.8 to $3,294.3 from $3,210.5 in fiscal 2018. The impact of the acquisition of the Burberry Beauty Business had a positive contribution of 2% on the total change in net revenues for the segment in fiscal 2019 as compared to fiscal 2018. This was partially offset by the impact of the divestiture of the license of Cerruti, which had a negative contribution of 1% on the total change in net revenues for the segment in fiscal 2019 as compared to fiscal 2018. Excluding the impacts of the Acquisitions and Divestitures, net revenues from the Luxury segment increased 2%, or $50.8, to $3,232.0 in fiscal 2019 from $3,181.2 in fiscal 2018, reflecting an increase in unit volume of 7%, offset by a negative foreign currency exchange translation impact of 3% and a negative price and mix impact of 2%. This increase in net revenues primarily reflects: (i) increased net revenues from Burberry due to the integration and growth of the brand since the acquisition of the Burberry Beauty Business in the second quarter of fiscal 2018; (ii) increased net revenues from Calvin Klein due to the continued success from the launch of Calvin Klein Women in the first quarter of fiscal 2019; and (iii) increased net revenues from Gucci due to a number of successful launches in fiscal 2019 including Gucci Bloom Nettare di Fiori, Gucci Guilty Pour Femme, Gucci Alchemist Garden and the relaunch of Gucci Make-up. These increases were partially offset by a net revenue decline in (i) Hugo Boss due to the Supply Chain Disruptions primarily during the first half of fiscal 2019; (ii) lower net revenues from philosophy due to reduced promotional activities with a key U.S. customer and due to the timing of shipments; and (iii) the negative impact of foreign currency exchange translation.
Consumer Beauty
In fiscal 2019, net revenues from the Consumer Beauty segment decreased 17%, or $728.8, to $3,539.3 from $4,268.1 in fiscal 2018. The impact of the termination of Guess and the divestiture of the license of Playboy had a negative contribution of 2% on the total change in net revenues for the segment in fiscal 2019 as compared to fiscal 2018. Excluding the impact of the Divestitures, net revenues from the Consumer Beauty segment decreased 15%, or $603.6, to $3,539.3 in fiscal 2019 from $4,142.9 in fiscal 2018, primarily reflecting a negative price and mix impact of 6%, a decrease in unit volume of 5%, and a negative foreign currency exchange translation impact of 4%. The decrease in net revenues primarily reflects:

(i)	Shelf-space losses primarily impacting CoverGirl, Rimmel and Clairol which have contributed to the negative share trends in the color cosmetics and hair color categories in North America;

(ii)	Performance challenges in our brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category;

(iii)	Moderate weakness in the mass beauty categories in North America and Europe;

(iv)	The Supply Chain Disruptions which resulted in lower net revenues primarily in the first half of the year mainly in the color cosmetics category, namely the Rimmel, Max Factor and Bourjois brands;

(v)	Reduced net revenues from Younique due to a decline in presenter sponsorship; and

(vi)	The negative impact of foreign currency exchange translation.
These net revenue declines were partially offset by increased net revenue from Monange supported by continued share gains in Brazil. The negative price and mix impact for the segment primarily reflects this higher volume from Monange and the remainder of the body care category which has relatively lower-priced products.

Professional Beauty
In fiscal 2019, net revenues from the Professional Beauty segment decreased 5%, or $104.5, to $1,814.9 from $1,919.4 in fiscal 2018 primarily reflecting a decrease in unit volume of 6% and a negative foreign currency exchange translation impact of 3%, partially offset by a positive price and mix impact of 4%. The decrease in this segment primarily reflects: (i) decreased volume for hair care brands due to lower shipments to optimize retailer trade inventory levels for certain key U.S. customers; (ii) lower net revenues due to the Supply Chain Disruptions mainly impacting OPI and brands across the hair care category in the first half of fiscal 2019; and (iii) the negative impact of foreign currency exchange translation. These decreases were partially offset by: (i) a net revenue increase in ghd due to the product launch of the ghd Glide in the third quarter and continued innovation and success from the launch of Platinum+; and (ii) favorable price and mix impacts from the Wella Koleston Perfect ME+ product restage in the first quarter of fiscal 2019.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Year Ended June 30,			Change %
(in millions)	2019	2018	2017	2019/2018	2018/2017
NET REVENUES
North America	$2,656.5	$2,966.0	$2,506.9	(10%)	18%
Europe	3,777.8	4,201.6	3,325.7	(10%)	26%
ALMEA	2,214.2	2,230.4	1,817.7	(1%)	23%
Total	$8,648.5	$9,398.0	$7,650.3	(8%)	23%
North America
In fiscal 2019, net revenues in North America decreased 10% or $309.5, to $2,656.5 from $2,966.0 in fiscal 2018. Excluding the impacts of the Acquisition and Divestitures, net revenues in North America decreased 10% or $304.3, to $2,641.9 in fiscal 2019 from $2,946.2 in fiscal 2018, primarily due to: (i) shelf-space losses in the United States primarily impacting CoverGirl, Rimmel and Clairol, which have contributed to the negative share trends in the color cosmetics and hair color categories in North America; (ii) reduced net revenues in the United States from the Supply Chain Disruptions primarily in the first half of fiscal 2019; (iii) reduced net revenues from Younique due to a decline in presenter sponsorship; (iv) decreased volume for Professional hair care brands due to lower shipments to optimize retailer trade inventory levels for certain key U.S. customers; and (v) lower net revenues from philosophy due to distribution losses at a key U.S. customer and due to the timing of shipments. These decreases were partially offset by increased net revenues from Burberry in the United States due to the integration and growth of the Burberry Beauty Business.
Europe
In fiscal 2019, net revenues in Europe decreased 10%, or 423.8, to $3,777.8 from $4,201.6 in fiscal 2018. Excluding the impacts of the Acquisition and Divestitures, net revenues in Europe decreased 9%, or 361.5, to 3,748.8 in fiscal 2019 from 4,110.3 in fiscal 2018, primarily due to: (i) performance challenges in our Consumer Beauty brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category; (ii) declines in Rimmel, Bourjois, and Max Factor across the region due to the Supply Chain Disruptions primarily in the first half of fiscal 2019; (iii) declines in mass fragrances in Western Europe in part due to negative share and category trends in the mass fragrances category; and (iv) negative foreign currency exchange translation impacts. These declines were partially offset by incremental net revenues from Calvin Klein and Burberry across the region. Excluding the impact of the Acquisitions, Divestitures and the negative foreign currency exchange translation impact of 4%, net revenues in Europe decreased 5%.
ALMEA
In fiscal 2019, net revenues in ALMEA decreased 1%, or $16.2, to $2,214.2 from $2,230.4 in fiscal 2018. Excluding the impacts of the Acquisitions and Divestitures, net revenues in ALMEA remained consistent at $2,195.5 in fiscal 2019 compared to $2,187.0 in fiscal 2018, primarily due to (i) unfavorable foreign currency exchange translation impacts of certain currencies in Latin America; and (ii) lower net revenues in China and the Middle East from Max Factor and the retail hair line of Wella hair products due to changes to retailer trade inventory levels. These decreases were offset by (i) higher net revenues from Monange due to category growth and share gains in Brazil; (ii) increased net revenues in China from Gucci and Burberry; and (iii) increased net revenues in South Africa from brands across the color cosmetics and prestige fragrance categories. Excluding the impact of the Acquisitions, Divestitures and the negative foreign currency exchange translation impact of 7%, net revenues in ALMEA increased 7%.

COST OF SALES
In fiscal 2019, cost of sales decreased 8%, or $301.3, to $3,306.5 from $3,607.8 in fiscal 2018. Cost of sales as a percentage of net revenues decreased to 38.2% in fiscal 2019 from 38.4% in fiscal 2018, resulting in a gross margin improvement of approximately 20 basis points, primarily reflecting:

(i)
a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin Luxury and Professional Beauty products in the twelve months ended June 30, 2019 as compared to the twelve months ended June 30, 2018;

(ii)
lower costs from distributor terminations and accelerated depreciation of buildings and equipment associated with plant closures related to the Global Integration Activities (as defined below) in fiscal 2018; and

(iii)	decreased excess and obsolescence expense on inventory in the Corporate segment for artwork transition activities on acquired inventory in connection with the acquisition of the P&G Beauty Business.
These improvements were partially offset by:

(i)	increased excess and obsolescence expense on inventory within the Consumer Beauty segment;

(ii)	increased freight expenses, primarily reflecting higher import duties and freight rates; and

(iii)
the negative mix impact within the Consumer Beauty segment associated with a higher proportionate net revenue contribution from lower-margin body care products, which has its primary commercial market located in Brazil;

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2019, selling, general and administrative expenses decreased 9%, or $454.2, to $4,563.9 from $5,018.1 in fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 52.8% in fiscal 2019 from 53.4% in fiscal 2018, or approximately 60 basis points. This decrease primarily reflects:

(i)
150 basis points related to lower advertising and consumer promotion costs due to a rationalization of non-strategic spending in non-working media and other consumer promotion activities across all segments, a decrease in media spending within the Consumer Beauty segment due to higher investments in the prior year on the brand relaunches of CoverGirl and Clairol as well as media decreases in the current year in brands across the color cosmetics category; and

(ii)
20 basis points related to lower share-based compensation expense due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in the estimated forfeiture rates during the period.

These decreases were partially offset by:

(i)
60 basis points related to higher administrative costs due to increased depreciation expense on IT assets placed into service in conjunction with our integration activities as well as the decline in net revenues in the Consumer Beauty segment out-pacing the overall decline in administrative costs from compensation expense savings as a result of restructuring actions and certain other programs and travel & entertainment expense savings from the implementation of more stringent spending policies; and

(ii)
50 basis points related to higher distribution and warehousing expenses due to a strategic shift in certain markets to distribute through subsidiaries as opposed to third-party distributors, which increases storage and handling costs and due to incremental customer penalties stemming from the Supply Chain Disruptions.

OPERATING (LOSS) INCOME
In fiscal 2019, operating (loss) of ($3,471.5) decreased greater than 100%, or ($3,624.8), from income of $153.3 in fiscal 2018 primarily due to the asset impairment charges of $3,851.9 in fiscal 2019. Operating margin, or operating (loss) income as a percentage of net revenues, decreased to (40.1)% of net revenues in fiscal 2019 as compared to 1.6% in fiscal 2018.
Favorable and (unfavorable) basis point changes in operating (loss) income as a percentage of net revenues for the fiscal years ended June 30, 2019 and 2018 as compared to the respective prior year periods, are comprised of the following:

	Year Ended June 30,
(bps rounded to nearest tenth)	2019/2018	2018/2017
Asset impairment charges (a)	(4,450)	—
Amortization Expense	(30)	(20)
Cost of sales	20	120
Loss (gain) on sale of brand assets	30	(30)
Selling, general and administrative expenses	60	(60)
Acquisition-related costs	70	400
Restructuring costs	130	300
Total basis point favorable (unfavorable) change	(4,170)	710

(a)	See Operating (Loss) Income by Segment for the asset impairment charges by division.
Operating (Loss) Income by Segment

	Year Ended June 30,			Change %
(in millions)	2019	2018	2017	2019/2018	2018/2017
OPERATING (LOSS) INCOME
Luxury	$232.8	$248.7	$158.0	(6%)	57%
Consumer Beauty	(3,598.7)	278.9	261.2	<(100%)	7%
Professional Beauty	122.1	119.4	78.5	2%	52%
Corporate	(227.7)	(493.7)	(918.6)	54%	46%
Total	$(3,471.5)	$153.3	$(420.9)	<(100%)	>100%
Luxury
In fiscal 2019, operating income for Luxury decreased 6%, or $15.9, to $232.8 from $248.7 in fiscal 2018. Operating margin decreased to 7.1% of net revenues in fiscal 2019 as compared to 7.7% in fiscal 2018, primarily driven by the asset impairment charges of $122.2 in fiscal 2019.
Consumer Beauty
In fiscal 2019, operating (loss) income for Consumer Beauty decreased greater than 100%, or ($3,877.6), to a loss of ($3,598.7) from income of $278.9 in fiscal 2018. Operating margin decreased to less than (100%) of net revenues in fiscal 2019 as compared to 6.5% in fiscal 2018, primarily driven by the asset impairment charges of $3,690.7 in fiscal 2019.
Professional Beauty
In fiscal 2019, operating income for Professional Beauty increased 2%, or $2.7 to $122.1 from $119.4 in fiscal 2018. Operating margin increased to 6.7% of net revenues in fiscal 2019 as compared to 6.2% in fiscal 2018, primarily driven by lower selling, general and administrative expenses as a percentage of net revenues and lower cost of goods sold as a percentage of net revenues, partially offset by the asset impairment charges of $27.0 in fiscal 2019.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $227.7, $493.7 and $918.6 in fiscal 2019, 2018 and 2017, respectively, as described under “Adjusted Operating Income” below. The operating loss of $227.7 in fiscal 2019 includes $12.0 million of asset impairment charges related to a Corporate investment.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Year Ended June 30, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Luxury	$232.8	$(278.4)	$511.2
Consumer Beauty	(3,598.7)	(3,817.7)	219.0
Professional Beauty	122.1	(97.3)	219.4
Corporate	(227.7)	(227.8)	0.1
Total	(3,471.5)	(4,421.2)	949.7

	Year Ended June 30, 2018
(in millions)	Reported (GAAP)(b)	Adjustments (a)(b)	Adjusted (Non-GAAP)(b)
Operating income (loss)
Luxury	$248.7	$(145.1)	$393.8
Consumer Beauty	278.9	(132.2)	411.1
Professional Beauty	119.4	(75.5)	194.9
Corporate	(493.7)	(496.2)	2.5
Total	153.3	(849.0)	1,002.3

	Year Ended June 30, 2017
(in millions)	Reported (GAAP)(b)	Adjustments (a)(b)	Adjusted (Non-GAAP)(b)
Operating (loss) income
Luxury	$158.0	$(125.0)	$283.0
Consumer Beauty	261.2	(94.5)	355.7
Professional Beauty	78.5	(55.6)	134.1
Corporate	(918.6)	(920.6)	2.0
Total	(420.9)	(1,195.7)	774.8

(a)
See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “adjusted operating income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense and the asset impairment charges which are reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

(b)
Prior periods have been restated in accordance with the adoption of ASU No. 2017-07 as the curtailment gains and pension settlements are a non-service component of the net periodic benefit cost and have therefore been retrospectively reported outside operating income. See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.” for the description of transactions that have been retrospectively reported outside operating income.

Adjusted Operating Income for Coty Inc.
Adjusted operating income provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating (loss) income to adjusted operating income is presented below:

	Year Ended June 30,			Change %
(in millions)	2019	2018 (a)	2017 (a)	2019/2018	2018/2017
Reported operating (loss) income	$(3,471.5)	$153.3	$(420.9)	<(100%)	>100%
% of Net revenues	(40.1)%	1.6%	(5.5%)
Asset impairment charges	3,851.9	—	—	N/A	N/A
Amortization expense	353.5	352.8	275.1	—%	28%
Restructuring and other business realignment costs	215.8	391.5	428.8	(45%)	(9%)
Costs related to acquisition activities	—	76.1	494.9	(100%)	(85%)
Loss/(gain) on sale of brand assets	—	28.6	(3.1)	(100%)	>100%
Total adjustments to reported operating (loss) income	4,421.2	849.0	1,195.7	>100%	(29%)
Adjusted operating income	$949.7	$1,002.3	$774.8	(5%)	29%
% of Net revenues	11.0%	10.7%	10.1%

(a)
Prior periods have been restated in accordance with the adoption of ASU No. 2017-07 as the curtailment gains and pension settlements are a non-service component of the net periodic benefit cost and have therefore been retrospectively reported outside operating income. See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net Income Attributable to Coty Inc.” for the description of transactions that have been retrospectively reported outside operating income.

In fiscal 2019, adjusted operating income decreased 5%, or $52.6, to $949.7 from $1,002.3 in fiscal 2018. Adjusted operating margin increased to 11.0% of net revenues in fiscal 2019 as compared to 10.7% in fiscal 2018, driven by approximately 70 basis points related to lower adjusted selling, general and administrative expenses partially offset by approximately 40 basis points related to higher adjusted costs of sales as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased 1%.
Restructuring and Other Business Realignment Costs
We have in place a number of restructuring plans to improve our cost structure, including opportunities to simplify and streamline operations. In particular, in connection with the acquisition of the P&G Beauty Business, we have incurred restructuring and related costs aimed at integrating and optimizing the combined organization, which we refer to as the Global Integration Activities. In addition, in 2018, we began evaluating initiatives to reduce fixed costs and enable further investment in the business, which we refer to as the 2018 Restructuring Actions. We have incurred cumulative restructuring charges of $85.2 related to approved initiatives through June 30, 2019.
On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs.
In fiscal 2019, we incurred restructuring and other business realignment costs of $215.8, as follows:

•	We incurred restructuring costs of $44.2 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Consolidated Statements of Operations; and

•
We incurred business structure realignment costs of $171.6 primarily related to our Global Integration Activities, and certain other programs. This amount includes $162.2 in Selling, general and administrative expenses and $9.4 in Cost of sales.

In fiscal 2018, we incurred restructuring and other business realignment costs of $391.5, as follows:

•	We incurred restructuring costs of $173.2 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Consolidated Statements of Operations; and

•
We incurred business structure realignment costs of $218.3 primarily related to our Global Integration Activities, and certain other programs. This amount includes $167.2 in Selling, general and administrative expenses and $51.1 in Cost of sales.

In all reported periods, all restructuring and other business realignment costs were reported in Corporate.

Amortization Expense
In fiscal 2019, amortization expense increased to $353.5 from $352.8 in fiscal 2018. In fiscal 2019, amortization expense of $155.3, $127.8, and $70.4 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
In fiscal 2018, amortization expense increased to $352.8 from $275.1 in fiscal 2017, primarily as a result of the Acquisitions. In fiscal 2018, amortization expense of $145.1, $132.2, and $75.5 were reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Costs related to acquisition activities
In fiscal 2019, we did not incur any acquisition related costs.
In fiscal 2018, we incurred $76.1 of costs related to acquisition activities. We recognized Acquisition-related costs of $64.2, primarily in connection with the acquisitions of the P&G Beauty Business, the Burberry Beauty Business, ghd and Younique. We also incurred $7.1 of cost related to acquired inventory step-up amortization in connection with the acquisitions of Younique and the Burberry Beauty Business, as well as $4.8 in excess & obsolescence expense on inventory associated with the Burberry Beauty Business acquisition, included in Cost of sales in the Consolidated Statements of Operations.
In all reported periods, all acquisition-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2019, we incurred $3,851.9 of asset impairment charges primarily due to:
(i) $3,690.7 related to goodwill and other intangible assets in the Consumer Beauty reporting unit recorded in fiscal 2019;
(ii) $109.6 related to the philosophy trademark that is part of the Luxury reporting unit recorded in fiscal 2019;
(iii) $27.0 related to the professional product line of the Wella trademark that is part of the Professional Beauty reporting unit recorded in fiscal 2019;
(iii) $12.6 charge in the Luxury reporting unit during fiscal 2019 related to an acquired trademark associated with a terminated pre-existing license as a result of the acquisition; and
(iv) $12.0 related to a Corporate investment recorded during fiscal 2019.
For further detail as to the factors in the second and fourth quarters resulting in the asset impairment charges please refer to the Goodwill and Other Intangibles note to the Consolidated Financial Statements.
In fiscal 2018, we did not incur any asset impairment charges.
Loss (Gain) on sale of brand assets
In fiscal 2019, we did not incur a loss (gain) on sale of brand assets.
In fiscal 2018, we sold certain assets relating to our Playboy and Cerruti fragrance brands and recorded a loss of $28.6 which has been reflected in loss (gain) on sale of brand assets in the Consolidated Statements of Operations.
INTEREST EXPENSE, NET
In fiscal 2019, net interest expense was $275.7 as compared with $265.0 in fiscal 2018. This increase is primarily a result of higher average debt balances.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
In fiscal 2019, we did not incur any losses related to the early extinguishment of debt.
In fiscal 2018, we incurred $10.7 in losses related to the write-off of debt discount and deferred financing costs in connection with the refinancing of our credit agreement entered into on October 27, 2017 (the “Coty Credit Agreement”) and the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”).

OTHER EXPENSE (INCOME), NET
In fiscal 2019, we incurred $30.9 of net other expense. The other expense in fiscal 2019 primarily includes $16.1 of legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders, $13.3 due to the change in the Mandatorily Redeemable Financial Instrument (“MRFI”) balance associated with a certain Southeast Asian subsidiary and $3.8 related to the write off of unamortized deferred financing fees associated with the 2019 Amendment to the 2018 Coty Credit Agreement, which was partially offset by pension curtailment gains of $5.1 as a result of the Global Integration Activities, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans.
In fiscal 2018, we incurred $30.1 of net other expense. The other expense in fiscal 2018 primarily includes $24.1 in expense related to third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement and $12.5 related to the change in the MRFI balance primarily associated with a certain Southeast Asian subsidiary. These other expense charges were partially offset by a $10.4 curtailment gain triggered by an amendment to a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan.
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2019	2018	2017
(Benefit) for income taxes	$(8.5)	$(24.7)	$(259.5)
Effective income tax rate	0.2%	16.2%	39.4%
The effective income tax rate for fiscal 2019 was 0.2% as compared with 16.2% in fiscal 2018 and 39.4% in fiscal 2017.
The effective income tax rate in fiscal 2019 includes the impact of the goodwill impairment that is not tax-deductible.
The effective income tax rate in fiscal 2018 includes an expense of $41.0 as a result of the Tax Act. This expense is due to the one-time deemed repatriation tax offset by a tax benefit on the revaluation of the Company’s deferred taxes. See Note 16—Income Taxes in the notes to our Consolidated Financial Statements for additional information.
The effective rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Year Ended June 30, 2019			Year Ended June 30, 2018			Year Ended June 30, 2017
(in millions)	(Loss)/ income before income taxes	(Benefit)provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit)provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(3,778.1)	(8.5)	0.2%	$(152.5)	(24.7)	16.2%	$(658.0)	(259.5)	39.4%
Adjustments to reported operating income (loss) (a) (b)	4,421.2	143.4		849.0	156.0		1,195.7	349.2
Other adjustments (b) (c)	11.0	2.3		23.0	6.9		16.3	6.2
Adjusted income before income taxes	$654.1	$137.2	21.0%	$719.5	$138.2	19.2%	$554.0	$95.9	17.3%

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

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
The adjusted effective tax rate was 21.0% compared to 19.2% in the prior-year period. The differences were primarily due to the resolution of a foreign uncertain tax position of approximately $43.0 in the prior period. Cash paid during the years ended June 30, 2019, 2018 and 2017, for income taxes of $110.3, $124.6 and $90.1 represents 16.9%, 17.3% and 16.3% of Adjusted income before income taxes for the fiscal year ended, respectively.
NET LOSS ATTRIBUTABLE TO COTY INC.
In fiscal 2019, net loss attributable to Coty Inc. increased $3,615.4 to a loss of $3,784.2 from a loss of $168.8 in fiscal 2018. This net loss increase primarily reflects a higher operating loss in the current year compared to operating income in the prior year.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2019	2018	2017	2019/2018	2018/2017
Reported net loss attributable to Coty Inc.	$(3,784.2)	$(168.8)	$(422.2)	<(100%)	60%
% of Net revenues	(43.8%)	(1.8%)	(5.5%)
Adjustments to reported operating income (a)	4,421.2	849.0	1,195.7	>100%	(29%)
Adjustments to other expense (income) (b)	11.0	13.7	14.9	(20%)	(8%)
Loss on early extinguishment of debt (c)	—	10.7	—	(100%)	N/A
Adjustments to interest (income) expense (d)	—	(1.4)	1.4	100%	<(100%)
Adjustments to noncontrolling interest expense (e)	(14.7)	(24.0)	(25.9)	39%	7%
Change in tax provision due to adjustments to reported net (loss) income attributable to Coty Inc.	(145.7)	(162.9)	(355.4)	11%	54%
Adjusted net income attributable to Coty Inc.	$487.6	$516.3	$408.5	(6%)	26%
% of Net revenues	5.6%	5.5%	5.3%
Per Share Data
Adjusted weighted-average common shares
Basic	751.2	749.7	642.8
Diluted	754.3	753.1	647.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.65	$0.69	$0.64
Diluted	$0.65	$0.69	$0.63

Prior periods have been restated in accordance with the adoption of ASU No. 2017-07. See below for the description of transactions that have been retrospectively reported outside operating income.

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
In fiscal 2019, the Company incurred legal and advisory services of $16.1 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders, partially offset by pension curtailment gains of $5.1 as a result of the Global Integration Activities, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2018, we incurred losses of $24.1 related to the expensing of third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement, partially offset by pension curtailment gains of $10.4 triggered by an amendment to a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan. In accordance with the adoption of ASU No. 2017-07, the curtailment gains and pension settlements are a non-service component of the net periodic benefit cost and have therefore been retrospectively reported outside operating income. In fiscal 2017, we recorded pension expense of $17.5 in connection with the settlement of obligations related to the U.S. Del Laboratories, Inc. Additionally, we recorded pension curtailment gains of $2.6 for pension plans where there was a significant reduction in the expected years of future service for plan participants as a result of the Acquisition Integration Program and Global Integration Activities.

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

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2019. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Fiscal 2019 (a)				Fiscal 2018 (b)
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2019	2019	2018	2018	2018	2018	2017	2017
Consolidated Statements of Operations Data:
Net revenues	$2,115.4	$1,990.6	$2,511.2	$2,031.3	$2,299.4	$2,222.7	$2,637.6	$2,238.3
Gross profit	1,315.9	1,249.4	1,554.5	1,222.2	1,403.0	1,410.4	1,612.7	1,364.1
Restructuring costs	0.5	6.7	21.5	15.5	97.6	42.7	21.7	11.2
Acquisition-related costs	—	—	—	—	0.5	2.6	7.0	54.1
Asset impairment charges	2,874.2	—	965.1	12.6	—	—	—	—
Operating (loss) income	(2,731.7)	85.5	(804.6)	(20.7)	(72.1)	20.7	175.2	29.5
Interest expense, net	71.3	72.0	68.3	64.1	65.7	72.6	60.3	66.4
Loss on early extinguishment of debt	—	—	—	—	10.7	—	—	—
Other expense (income), net	5.9	17.5	4.8	2.7	17.6	3.8	4.2	4.5
(Loss) income before income taxes	(2,808.9)	(4.0)	(877.7)	(87.5)	(166.1)	(55.7)	110.7	(41.4)
Provision (benefit) for income taxes	(9.4)	—	78.3	(77.4)	4.1	4.4	(7.9)	(25.3)
Net (loss) income	$(2,799.5)	$(4.0)	$(956.0)	$(10.1)	$(170.2)	$(60.1)	$118.6	$(16.1)
Net income (loss) attributable to noncontrolling interests	$(1.6)	$2.3	$0.6	$1.2	$5.0	$1.1	$(1.9)	$(2.2)
Net income attributable to redeemable noncontrolling interests	$1.5	$5.8	$4.0	$0.8	$6.1	$15.8	$11.3	$5.8
Net (loss) income attributable to Coty Inc.	$(2,799.4)	$(12.1)	$(960.6)	$(12.1)	$(181.3)	$(77.0)	$109.2	$(19.7)
Per Share Data:
Weighted-average common shares:
Basic	751.6	751.4	751.1	750.8	750.6	750.1	749.6	748.6
Diluted	751.6	751.4	751.1	750.8	750.6	750.1	752.7	748.6
Dividends declared per common share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(3.72)	$(0.02)	$(1.28)	$(0.02)	$(0.24)	$(0.10)	$0.15	$(0.03)
Diluted	(3.72)	(0.02)	(1.28)	(0.02)	(0.24)	(0.10)	0.15	(0.03)

(a)
In fiscal 2019, we adopted authoritative guidance issued by the FASB for ASC 606, Revenue from Contracts with Customers, ASU No. 2016-16 and Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, the impacts of which were applied as of July 1, 2018 in the financial results presented.

(b)
Beginning in the second quarter of fiscal 2018, the financial results presented above include the impacts of the Burberry Beauty Business acquisition. Additionally, in fiscal 2019, we adopted authoritative guidance issued by the FASB for ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the impacts of which were applied to the financial results of the fiscal 2018 periods presented.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2019, we had cash and cash equivalents of $340.4 compared with $331.6 at June 30, 2018. Our cash and cash equivalents balances increased by $8.8 during fiscal 2019 primarily as a result of cash generated from operations and net borrowings from long-term debt, partially offset by cash used for capital expenditures, dividend payments to shareholders and acquisitions. During fiscal 2019, we increased our cash held outside of the U.S. by $28.9.
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
Debt
On April 5, 2018, we completed an offering of three series of U.S. dollar denominated and euro denominated senior unsecured notes in an aggregate principal amount of $550.0 and €800 million, in a private offering.
On April 5, 2018, we entered into a credit agreement which amended and restated the existing credit agreements. The credit agreement provides for senior secured credit facilities comprised of (i) a five year revolving credit facility in an aggregate principal amount up to $3,250.0, (ii) a five year term loan A facility consisting of (a) $1,000.0 denominated in U.S. dollars and (b) €2.035 billion denominated in Euros and (iii) a seven year term loan B facility consisting of (a) $1,400.0 denominated in U.S. dollars and (b) €850 million denominated in Euros. Future borrowings under the 2018 Coty Credit Agreement could be used for corporate purposes.
On June 27, 2019, we entered into an amendment (“2019 Amendment”) to the 2018 Coty Credit Agreement. The 2019 Amendment modified the 2018 Coty Credit Agreement by amending the financial covenants to (i) delay until March 31, 2022 the total net leverage ratio step down from 5.25 to 5.0, (ii) extend the applicable window for certain cost savings add-backs in the calculation of Adjusted EBITDA for purpose of determining the total net leverage ratio, and (iii) amend the determination of the exchange rate to be used for purposes of calculating “Total Indebtedness” (as defined in the 2018 Coty Credit Agreement) for purposes of the total net leverage ratio, and decreasing the total commitments under the revolving credit facility by $500.0 to $2,750.0.
See Note 14—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Receivables Purchase Agreement
On March 19, 2019, we entered into an Uncommitted Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution, with an aggregate facility limit of $150.0. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
During the fiscal year ended June 30, 2019, total trade receivables factored under the Receivables Purchase Agreement, was $267.3 and $118.3, on a gross basis and net of collections, respectively. The net factored amount primarily reflects the timing of certain trade receivables factored late in the fourth fiscal quarter.

Business Combinations
We did not enter into any business combinations in fiscal 2019. For additional information on our prior period business combinations from fiscal years 2018 and 2017, see Note 3—Business Combinations in the notes to our Consolidated Financial Statements.
Dispositions
We did not divest of any brands during fiscal 2019.
During fiscal 2018, we divested the Playboy and Cerruti brands and related assets for total proceeds of $33.0. We allocated $12.3 of goodwill to these brands as part of the sale. We recorded a non-cash loss of $28.6 which has been reflected in Loss (gain) on sale of brand assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2018.
Cash Flows

	Year Ended June 30,
	2019	2018	2017
Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$639.6	$413.7	$757.5
Net cash used in investing activities	(454.0)	(687.6)	(1,163.6)
Net cash (used in) provided by financing activities	(160.3)	69.3	595.2
Net cash provided by operating activities
Net cash provided by operating activities was $639.6, $413.7 and $757.5 for fiscal 2019, 2018 and 2017, respectively. The increase in operating cash inflows in fiscal 2019 as compared with fiscal 2018 was $225.9. This increase is primarily driven by an increase of $286.5 in net income after adjusting for non-cash items only partially offset by increased outflows from net changes in working capital accounts of $60.7. The increase in net income after adjusting for non-cash items in fiscal 2019, compared to fiscal 2018, as noted above. Working capital changes included an increase in cash outflows from accounts payable and accrued expenses and other current liabilities of $642.4 which were only partially offset by higher inflows from trade receivables, prepaid expenses and other current assets and inventory of $581.7. The increase in cash outflows from accounts payable and accrued expenses and other current liabilities were mainly the result of decreases in current restructuring accruals for payments of prior year amounts accrued, combined with decreases in trade spend related payables and accruals due to a smaller revenue base decreasing the level of trade spending. Changes in trade receivables contributed to $424.5 of the increase in cash inflows during fiscal 2019 compared to fiscal 2018 mainly due to positive results from stronger collection efforts and the implementation of additional factoring facilities.
Net cash used in investing activities
Net cash used in investing activities was $(454.0), $(687.6) and $(1,163.6) for fiscal 2019, 2018 and 2017, respectively. The decrease in cash used for investing activities of $233.6 in fiscal 2019 as compared to fiscal 2018 primarily relates to higher cash outflows of $237.2 from cash paid in prior year for business combinations including the Burberry Beauty Business for $245.1 and other acquisition related activity of $32.4 compared to cash outflows in the current year of $40.8 for the purchase of a trademark.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities was $(160.3), $69.3 and $595.2 for fiscal 2019, 2018 and 2017, respectively. The decrease in cash inflows of $229.6 in fiscal 2019 as compared to fiscal 2018 was primarily due to lower net borrowings of $294.8. These decreases were partially offset by cash increases from lower payments for debt issuance costs of $37.7 and lower cash dividend payments of $29.6.
Dividends
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders were able to make this election on a quarterly basis, beginning with the dividend declared on May 8, 2019. The percentage of our total Common Stock for which the shareholders elected to participate in the Stock Dividend Reinvestment Program for the June 28, 2019 dividend was 68%.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
For additional information on our dividends, see Note 22—Equity in the notes to our Consolidated Financial Statements.

Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 22—Equity in the notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments as of June 30, 2019 are presented below:

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2020	2021	2022	2023	2024
Long-term debt obligations	$7,740.5	$189.3	$189.3	$189.3	$4,090.9	$23.6	$3,058.1
Interest on long-term debt obligations (a)	1,913.3	276.1	286.3	306.3	310.9	269.0	464.7
Operating lease obligations	721.5	122.2	111.2	91.3	76.7	67.8	252.3
License agreements: (b)
Royalty payments	761.4	157.4	100.2	81.4	65.0	60.3	297.1
Other contractual obligations (c)	590.2	371.6	95.2	66.8	33.8	22.3	0.5
Other long-term obligations:
Pension obligations (mandated) (d)	90.3	17.5	17.8	18.0	18.4	18.6	—
Total	$11,817.2	$1,134.1	$800.0	$753.1	$4,595.7	$461.6	$4,072.7

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $88.3 over the term of our long-term debt.
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
(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial instruments arising out of our subsidiaries as discussed in Note 20—Mandatorily Redeemable Financial Interest. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
(d) Represents future contributions to our pension and other postretirement benefit plans over the next five years mandated by local regulations or statutes. Subsequent funding requirements cannot be reasonably estimated as the return on plan assets in future periods, as well as future assumptions are not known.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $179.9 as of June 30, 2019, as we are unable to predict when, or if, any payments would be made. See Note 16—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $451.8 of RNCI which is reflected in Redeemable noncontrolling interests in the Consolidated Balance Sheet as of June 30, 2019 related to our 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”) and our 40.7% interest in our subsidiary Foundation, LLC (“Foundation”). Given the provisions of the associated Put and Call rights, both RNCI are redeemable outside of our control and are recorded in temporary equity.
See Note 21—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency losses of $3.5, $3.9 and $1.5 in fiscal 2019, 2018 and 2017, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net gains (losses) of $7.6, $8.5 and $(12.8) in fiscal 2019, 2018 and 2017, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of nil, nil and $(1.7) in fiscal 2019, 2018 and 2017, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2019, in the event of a 10.0% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $7.7 increase in the fair value of the forward contracts. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
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
If interest rates had been 10% higher/lower and all other variables were held constant, Loss before income taxes in fiscal 2019 would decrease/increase by $27.1.
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
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $1.7 as of June 30, 2019. Accordingly, management believes risk of material loss under these hedging contracts is remote.
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
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2019 and 2018.
Critical Accounting Policies
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, the assessment of goodwill, other intangible and long-lived assets for impairment, business combinations, inventory, pension benefit costs, income taxes and the valuation of redeemable noncontrolling interests.
Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represent 2%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2019, 2018 and 2017, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 8%, 8%, and 7% in fiscal 2019, 2018 and 2017, respectively.
Our sales return accrual reflects seasonal fluctuations, including those related to the holiday season in the first half of our fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we have considered, and will continue to consider, include the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands. If the historical data we use to calculate these estimates does not approximate future returns, additional allowances may be required.
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
Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill.
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
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
There were no impairments of goodwill at our reporting units in fiscal 2018 or 2017.
During fiscal 2019, we recorded total goodwill impairments of $3,391.1, resulting in remaining goodwill balances as of June 30, 2019 of $1,216.4, $2,921.7 and $935.7, in our Consumer Beauty, Luxury and Professional Beauty reporting units, respectively. The goodwill impairment charge was a result of the following impairment tests:
In the course of evaluating the results for the second quarter of fiscal 2019, we noted that since the previous impairment test, the cash flows associated with our Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories; additional shelf-space losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, we included the impact of a 75 basis point increase in the discount rate on the valuation model, due to changes in the market assumptions, which adversely affected the fair value of the reporting unit. We concluded that these factors represented indicators of impairment that warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit.
To determine the fair value of our Consumer Beauty reporting unit, we used an updated average annual revenue growth rate of (3.3)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.0%. The result of the interim impairment test showed that the fair value of the reporting unit was lower than its carrying value, resulting in an $832.5 goodwill impairment charge. There were no impairments of goodwill at other reporting units during the interim impairment test in the second quarter of fiscal 2019.
Based on the annual impairment test performed at May 1, 2019, we determined that the fair values of our Luxury and Professional Beauty reporting units exceeded their respective carrying values at that date by approximately 70.4% and 22.5%, respectively. For our Consumer Beauty reporting unit, we determined that the fair value did not exceed the carrying value, and as such we recorded an asset impairment charge of $2,558.6 related to goodwill of the Consumer Beauty reporting unit. The cash flows associated with our Consumer Beauty reporting unit were adversely affected by factors that developed during the fourth quarter of fiscal 2019 including fourth quarter net revenue results and market share trends that were below expectations, continued net revenue and profitability declines for Younique in excess of management’s expectations, and the development of our Turnaround Plan to stabilize operations and improve profitability. The Turnaround Plan impacted the projected cash flows associated with the Consumer Beauty reporting unit by lowering revenue growth and, in the near term, margin expectations. Such changes in our estimated forecasts were based on a top down review of the business which resulted in decisions to simplify the product range as well as identify priority brand-country combinations and invest behind such combinations at scale, which will initially lower net revenues and profits. The Turnaround Plan also considered the latest market data including continued negative category trends in the color cosmetics, hair color and mass fragrance categories that were below expectations and indicated a longer required recovery period. Additionally, the forecast was updated to include the costs of the Turnaround Plan. Overall, these factors negatively impacted the cash flows of the Consumer Beauty reporting unit and resulted in a decrease in our assumed terminal growth rate, which also adversely affected the fair values.
To determine the fair value of our Consumer Beauty reporting unit, we used an updated average annual revenue growth rate of (5.9)% for fiscal 2019 to fiscal 2023, a 1.0% decrease in the terminal growth rate since the second quarter of fiscal 2019, and a discount rate of 8.0%. As the Consumer Beauty reporting unit was impaired, it has a 0% excess and as such, further material negative trends in its actual and expected business performance or an increase in the discount rate may result in further impairments. If the average annual revenue growth rate for fiscal 2019 to fiscal 2023 declined by 1% it may cause an additional impairment of $214.0. If the discount rate increased by 0.5%, it may cause an additional impairment of $195.5.

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
The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value. Fair value calculation requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results.
The carrying value of our indefinite-lived other intangible assets was $2,729.8 as of June 30, 2019, and is comprised of trademarks for the following brands: OPI of $661.8, CoverGirl of $501.0, the professional product line of Wella of $413.0, Max Factor of $247.0, Sally Hansen of $161.9, philosophy of $156.4, ghd related trademarks of $149.6, Bourjois of $67.0, Clairol of $32.7 and other trademarks totaling $339.4.
On May 1, 2018 and 2017, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
During fiscal 2019, we recorded total impairments on our indefinite-lived other intangible assets of $429.1, resulting in a balance as of June 30, 2019 of $1,324.7, $177.4 and $1,227.7 in our Consumer Beauty, Luxury and Professional Beauty reporting units, respectively. The impairment charges were a result of the following impairment tests:
As noted above, in the course of evaluating the results for the second quarter of fiscal 2019, the cash flows associated with the Consumer Beauty reporting unit were adversely impacted during the quarter which warranted an interim impairment test for goodwill and certain other intangible assets in the Consumer Beauty reporting unit. Accordingly, we re-evaluated future cash flows of intangible assets and the impact of a 75 basis point increase to the discount rate. This resulted in asset impairment charges of $90.8 related to indefinite-lived other intangible assets for our CoverGirl, Clairol and a regional Brazilian skin care trademark, and $7.0 related to a finite-lived other intangible asset for a regional hair license agreement.
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
In addition to the Consumer Beauty reporting unit, we also identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit during the second quarter of fiscal 2019. In addition to the impact of a 75 basis point increase in the discount rate, we considered the impact of lower than expected net revenue growth in the U.S. during the quarter, shelf space losses at key retailers and a decrease in the level of expected profitability of the trademark. We concluded that the fair value of the philosophy trademark fell below its carrying value using projections that assumed an average annual growth rate of 1.2% for fiscal 2019 to fiscal 2023 and a discount rate of 8.5%. This resulted in an asset impairment charge of $22.8.
As part of the May 1, 2019 annual impairment test, we considered the impact of the certain factors on the cash flows of the indefinite-lived other intangible assets associated with the Consumer Beauty reporting unit that developed during the fourth quarter of fiscal 2019. This resulted in asset impairment charges of $201.7 related to indefinite-lived other intangible assets for our CoverGirl, Max Factor, Sally Hansen, Bourjois, Clairol and two regional Brazilian trademarks. These factors included fourth quarter net revenue results below expectations, and the development of our Turnaround Plan to stabilize operations and improve profitability. The Turnaround Plan impacted the projected cash flows associated with our indefinite-lived other intangible assets by lowering revenue growth and, in the near term, margin expectations. Such changes in our estimated forecasts were based on a top down review of the business which resulted in decisions to simplify the product range as well as identify priority brand-country combinations and invest behind such combinations at scale, which will initially lower net revenues and profits. The Turnaround Plan also considered the latest market data including continued negative category trends in the color cosmetics, hair color and mass fragrance categories that were below expectations and indicated a longer required recovery period. Overall, these factors negatively impacted the cash flows of our indefinite-lived other intangible assets and resulted in a decrease in their assumed terminal growth rates, which also adversely affected their fair values. Additionally we noted the fair values of the indefinite-lived other intangible assets were adversely impacted by an additional 25 basis point increase to the discount rate due to changes in market assumptions. Based on results of the test, the fair value of the Max Factor trademark fell below its carrying value using projections that assumed an average annual growth rate of (4.8)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. The fair value of the Bourjois trademark fell below its carrying value using projections that assumed an average annual growth rate of (14.9)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. The fair value of the CoverGirl trademark fell below its carrying value using projections that assumed an average annual growth rate of (2.2)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. The fair value of the Sally Hansen trademark fell below its carrying value using projections that assumed an average annual growth rate of (4.9)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. The fair value of the Clairol trademark fell below its carrying value using projections that assumed an average annual growth rate of (5.7)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%.
We also noted during the annual impairment test that the cash flows related to the philosophy trademark decreased since the second quarter of fiscal 2019 mainly due to updated projections as a result of a revised strategy for the business developed as part of the Turnaround Plan in the fourth quarter of fiscal 2019 to simplify the product range. The fair value of the philosophy trademark was also adversely affected by a 25 basis point increase in the discount rate for trademarks, since the second quarter of fiscal 2019. This caused the fair value of the philosophy trademark to fall below its carrying value using projections that assumed an average annual growth rate of (6.1)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. This resulted in an asset impairment charge of $86.8.
Further, we noted during the annual impairment test that the cash flows related to the professional product line of Wella trademark were adversely impacted by lower than expected revenue in the U.S. in the fourth quarter of fiscal 2019 and the impact of a 100 basis point increase in the discount rate for the trademark since the fiscal 2018 annual impairment test. This caused the fair value of the professional product line of Wella trademark to fall below its carrying value using projections that assumed an average annual growth rate of (1.0)% for fiscal 2019 to fiscal 2023 and a discount rate of 8.75%. This resulted in an asset impairment charge of $27.0.
As the impaired indefinite-lived intangible assets have a 0% excess, further material negative trends in the actual and expected business performance or an increase in the discount rate may result in further impairments. For instance, with regards to our CoverGirl trademark, our largest impaired indefinite-lived intangible asset, if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 declined by 1% it may cause an additional impairment of $26.0. If the discount rate increased by 0.5%, it may cause an additional impairment of $31.0. With regards to our professional product line of Wella trademark, our second largest impaired indefinite-lived intangible asset, if the average annual revenue growth rate for fiscal 2019 to fiscal 2023 declined by 1% it may cause an additional impairment of $21.0. If the discount rate increased by 0.5%, it may cause an additional impairment of $24.0.
As of May 1, 2019, we determined that the fair value of our ghd trademark exceeded its carrying value by approximately 5.4% using projections that assumed an average annual revenue growth rate of 5.8% for fiscal 2019 to fiscal 2023 and a discount rate of 10.5%. The fair value of the ghd trademark would fall below its carrying value if the average annual revenue growth rate decreased by approximately 96 basis points or the discount rate increased by 45 basis points.
The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 27.1% to more than 100%.
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
During fiscal 2019 and 2018, we recorded asset impairment charges of $27.8 and $15.6, respectively, primarily relating to the planned disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of our needs due to our Global Integration Activities. The impairment charges are included in Restructuring costs in the Consolidated Statements of Operations. There were no impairments on long-lived assets in fiscal 2017.
Business Combinations
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact our future operating results, as we recognize depreciation and amortization expense on long-lived assets. We use a variety of information sources to determine the value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and legal counsel or other experts to assess the obligations and liabilities associated with legal, environmental or other claims.
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

•
Customer relationships and license agreements - We use an excess earnings method to value customer relationships. The key assumptions for the model are forecasted net revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), the estimated allocation of earnings between different classes of assets, the attrition rate, the effective tax rate and the discount rate.

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
The long-term rates of return on our pension plan assets are based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the assets in which the plan is invested, as well as current economic and market conditions. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income (loss). Those gains or losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods. In fiscal 2019, our pension plans had actual returns on assets of $3.5 as compared with expected return on assets of $8.2, which resulted in a net deferred gain/(loss) of $(4.7), substantially all of which is currently subject to be amortized over periods ranging from approximately 9 to 28 years. The actual return on assets was primarily related to the performance of equity markets during the past fiscal year.
The weighted-average assumptions used to determine our projected benefit obligation were as follows:

	Pension Plans
	U.S.		International
	2019	2018	2019	2018
Discount rates	3.2%-3.6%	4%	0.4%-8.4%	0.6%-8.0%
The weighted-average assumptions used to determine our net periodic benefit cost during the fiscal year were as follows:

	Pension Plans
	U.S.			International
	2019	2018	2017	2019	2018	2017
Discount rates	4.0%	3.6%	3.3%-3.8%	0.6%-8.0%	0.4%-7.5%	0.2%-7.8%
Expected long-term rates of return on plan assets	N/A	N/A	N/A	2.0%-8.4%	1.8%-8.2%	1.6%-6.0%
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,600.0, the Company is permanently reinvested.
The Tax Act requires a U.S. shareholder of a foreign corporation to include in income its global intangible low-taxed income (“GILTI”). In general, GILTI is described as the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. As a result of recently released FASB guidance, an entity may choose to recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or an entity can elect to treat GILTI as a period cost and include it in the tax expense of the year it is incurred. As such, we have elected to treat the tax on GILTI as a tax expense in the year it is incurred rather than recognizing deferred taxes.
Redeemable Noncontrolling Interests
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of Coty consolidated majority-owned subsidiaries.
Noncontrolling interests, where we may be required to repurchase the noncontrolling interest under a put option or other contractual redemption requirement, are reported in the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interests (“RNCI”). We adjust the redeemable noncontrolling interests to the higher of the redemption value or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) on each balance sheet date with changes recognized as an adjustment to additional paid-in capital (“APIC”).
Younique
We use an income approach, a market approach or a combination of these approaches to estimate the fair value of the RNCI related to our subsidiary Foundation, which holds a 100% interest in Younique, LLC. The income approach is used to determine the fair value of the Foundation RNCI using a discounted cash flow method, projecting future cash flows of the business, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. For the market approach, we use a selected multiple based on comparable companies multiplied by the forecasted cash flows. The key estimates and factors used in this approach include, but are not limited to, revenue growth rates and profit margins based on our internal forecasts and the entity specific weighted-average cost of capital used to discount future cash flows.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We have included our Management Report over Internal Control over Financial Reporting in “Item 15. Exhibits, Financial Statement Schedules” and is incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2019 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2019 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2019 Proxy Statement.
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

2.5
Fourth Amendment to Transaction Agreement, dated August 25, 2016, by and among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-4, filed on August 25, 2016).*

2.6
Side Letter, dated September 13, 2016, between Coty Inc. and The Procter & Gamble Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2016).

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

3.1
Amended and Restated Certificate of Incorporation of Coty Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 of the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on May 14, 2013)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coty Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

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

4.2	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2015).
4.3	Certificate of Designations of Preferred Stock, Series A-1, dated February 4, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2019).
4.4
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

4.5	Form of 2026 Dollar notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.6	Form of 2023 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7	Form of 2036 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.8
Stockholders Agreement, dated as of March 17, 2019, by and among JAB Holdings, Parent, Offeror and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9/A filed on March 18, 2019).

4.9	Description of Securities.
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

10.8
Amendment No. 1, dated June 27, 2019, to the Amended and Restated Credit Agreement, dated April 5, 2018, by and among Coty Inc., Coty B.V., the other borrowers party thereto from time to time, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.9
Registration Rights Agreement, dated April 1, 2015, between Coty Inc. and Mousseluxe S.a.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015).

10.10
Transition Services Agreement, effective as of October 1, 2016, by and between The Procter & Gamble Company and Galleria Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.11
Incremental Facility Activation Notice, dated as of October 28, 2016, among Coty Inc., each incremental term A lender and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2016).

10.12
Employment Agreement, dated June 20, 2016, between Coty Services UK Limited and Patrice de Talhouët (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed on June 24, 2016).†

10.13
Employment Agreement, dated January 2014, between Coty Geneva S.A. Versoix and Mario Reis (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on August 28, 2014).†

10.14
Employment Agreement, dated July 20, 2016, by and between Camillo Pane and Coty Services UK Limited, as amended October 24, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2016).†

10.15
Open-Ended Employment Agreement, dated August 24, 2015, between Coty S.A.S. and Sebastien Froidefond (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on November 5, 2015).†

10.16
Side Letter, dated as of March 31, 2017, between Coty Services UK Limited and Sébastien Froidefond (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.17	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.18
Employment Agreement, dated October 12, 2015, between Coty Geneva SA Versoix and Sylvie Moreau (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016).†

10.19
Employment Agreement, dated November 2, 2015, between Coty S.A.S. and Edgar Huber (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on February 4, 2016).†

10.20
Employment Agreement, dated as of October 11, 2016, between Coty Services UK Limited and Greerson McMullen (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2017).†

10.21
Employment Agreement, dated as of January 16, 2017, between Coty Inc. and Laurent Kleitman (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on August 23, 2017).†

10.22
Separation Agreement, dated as of February 1, 2019, between Coty Inc. and Laurent Kleitman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).†

10.23
Employment Agreement, dated as of February 12, 2018, between Coty Services U.K. Limited and Esra Erkal-Paler (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on August 21, 2018).†

10.24	Offer Letter, dated as of September 4, 2017, between Daniel Ramos and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).†
10.25
Employment Agreement, dated November 12, 2018, between Coty Services UK Limited and Pierre Laubies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 14, 2018).†

10.26
Employment Agreement, dated February 1, 2019, between Coty SAS and Pierre-André Terisse.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).†

10.27
Offer Letter, dated as of January 7, 2019, between Gianni Pieraccioni and Coty Inc. (incorporated by reference to Exhibit (e)(10) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed on February 27, 2019).†

10.28
Offer Letter, dated January 10, 2019, between Coty Services UK Limited and Luc Volatier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).†

10.29
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.30	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.31
Adoption of Amendments to Pre-2008 Stock Options Granted Under the Coty Inc. 2007 Stock Plan for Directors Or the Coty Inc. Stock Plan for Non-Employee Directors (applicable to awards outstanding on September 14, 2010) (incorporated by reference to Exhibit 10.40 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.32
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.33
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on February 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.34
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.35
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 14, 2013).†

10.36	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.37
Subscription Agreement, dated as of November 23, 2016, between Coty Inc. and Camillo Pane (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2017).†

10.38
Subscription Agreement, dated as of February 16, 2017, between Coty Inc. and Sébastien Froidefond (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.39
Subscription Agreement, dated as of March 27, 2017, between Coty Inc. and Lambertus J.H. Becht (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.40	Amended Form of Elite Subscription and Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.41	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
10.42
Terms and Conditions Performance Stock Options under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.43
Side Letter, dated as of November 29, 2017, between Coty Services UK Limited and Camillo Pane (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.44
Side Letter, dated November 29, 2017, between Coty Services UK Limited and Patrice de Talhouët (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.45	Form of Subscription Agreement for Series A-1 Preferred Stock†
10.46	Terms and Conditions of 2019 Incentive Stock Options under Coty Inc. Equity and Long-Term Incentive plan.†
21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 28, 2019.

COTY INC.
By:	/s/Pierre-André Terisse
Name: Pierre-André Terisse
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Pierre Laubies	Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2019
(Pierre Laubies)
/s/Pierre-André Terisse	Chief Financial Officer (Principal Financial Officer)	August 28, 2019
(Pierre-André Terisse)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 28, 2019
(Ayesha Zafar)
/s/Peter Harf	Chairman of the Board of Directors	August 28, 2019
(Peter Harf)
/s/Sabine Chalmers	Director	August 28, 2019
(Sabine Chalmers)
/s/Joachim Faber	Director	August 28, 2019
(Joachim Faber)
/s/Olivier Goudet	Director	August 28, 2019
(Olivier Goudet)
/s/Anna-Lena Kamenetzky	Director	August 28, 2019
(Anna-Lena Kamenetzky)
/s/Paul Michaels	Director	August 28, 2019
(Paul Michaels)
/s/Erhard Schoewel	Director	August 28, 2019
(Erhard Schoewel)
/s/Robert Singer	Director	August 28, 2019
(Robert Singer)

Table of Contents

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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2019 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2019.
The Company's internal control over financial reporting as of June 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Pierre Laubies	/s/Pierre-André Terisse
Pierre Laubies	Pierre-André Terisse
Chief Executive Officer and Director	Chief Financial Officer

August 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2019 of the Company and our report dated August 28, 2019 expressed an unqualified opinion on those financial statements and financial statement schedule.
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
/s/ Deloitte & Touche LLP
New York, New York
August 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coty Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Other Indefinite-lived Intangible Assets - Impairment of Consumer Beauty Reporting Unit Goodwill and certain Trademarks - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to expected revenue growth rates, expected profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to comparable market multiples for each reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Management assesses goodwill at least annually as of May 1 for impairment, or more frequently, if certain events or circumstances warrant. The goodwill balance was $5,073.8 million as of June 30, 2019, of which $1,216.4 million was allocated to the Consumer Beauty reporting unit (“Consumer

Beauty”). During fiscal 2019, the Company recognized a $3,391.1 million goodwill impairment charge, as the fair value of Consumer Beauty was lower than its carrying value.
The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, 2019, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair values requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty rates and discount rates, especially those related to the CoverGirl, Max Factor, Sally Hansen, philosophy, Wella professional and ghd trademarks (“the trademarks”). Changes in these assumptions could have a significant impact on the fair value of the trademarks, the amount of any impairment charge, or both. As of June 30, 2019, the carrying value of the trademarks was $2,729.8 million, of which $501.0 million, $247.0 million, $161.9 million, $156.4 million, $413.0 million and $149.6 million related to the CoverGirl, Max Factor, Sally Hansen, philosophy, Wella professional and ghd trademarks, respectively. During fiscal 2019, the Company recognized trademark impairment charges of $429.1 million (mainly related to CoverGirl, Max Factor, Sally Hansen, philosophy and Wella professional), as the fair values of the trademarks were lower than their carrying values. In addition, the fair value of the ghd trademark exceeded its carrying value by approximately 5.4%.
Given the significant judgments made by management to estimate the fair value of Consumer Beauty’s operations and the impairment charge recorded during the year, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the forecasts of future revenue growth rates and profit margins and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. In addition, given the determination of fair values of the trademarks required management to make significant estimates and assumptions relating to the estimated cash flows and the selection of the royalty and discount rates, the impairment charges recorded during the year for the CoverGirl, Max Factor, Sally Hansen, philosophy and Wella professional trademarks, and the difference between fair value and carrying value for the ghd trademark, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and profit margins for Consumer Beauty and estimated cash flows for the trademarks, the selection of the royalty rates for the trademarks, and the selection of the discount rates for Consumer Beauty and the trademarks included the following, among others:

•
We tested the effectiveness of controls over goodwill and indefinite-lived intangible assets, including those over the forecasts of future revenues and profit margins and the selection of the respective discount and royalty rates.

•
We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2019 forecasts with actual results for those months, for Consumer Beauty and the trademarks, respectively.

•	We evaluated the reasonableness of management’s forecasts of future revenues for Consumer Beauty and forecasts of estimated cash flows for the trademarks, by comparing management’s forecasts with:

◦	Historical cash flows and trends.

◦	Internal communications to management and the Board of Directors.

◦	Forecasted information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group.

•	We considered the impact of industry and market conditions on management’s forecasts for Consumer Beauty and the trademarks.

•	We evaluated the impact of changes in management’s forecasts from the May 1, 2019 annual measurement date to June 30, 2019.

•
With the assistance of our fair value specialists, we evaluated the discount rates for Consumer Beauty and the trademarks, and royalty rates for the trademarks, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the respective discount rates and royalty rates selected by management.

•
With the assistance of our fair value specialists, we evaluated the market approach for Consumer Beauty, including evaluating the reasonableness of the selected guideline public companies and the resulting market multiples calculation, as well as benchmarking the selected multiple for Consumer Beauty against these guideline public companies.

/s/ Deloitte & Touche LLP
New York, New York
August 28, 2019

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2019	2018	2017
Net revenues	$8,648.5	$9,398.0	$7,650.3
Cost of sales	3,306.5	3,607.8	3,028.3
Gross profit	5,342.0	5,790.2	4,622.0
Selling, general and administrative expenses	4,563.9	5,018.1	4,040.7
Amortization expense	353.5	352.8	275.1
Restructuring costs	44.2	173.2	374.8
Acquisition-related costs	—	64.2	355.4
Asset impairment charges	3,851.9	—	—
Loss (gain) on sale of brand assets	—	28.6	(3.1)
Operating (loss) income	(3,471.5)	153.3	(420.9)
Interest expense, net	275.7	265.0	218.6
Loss on early extinguishment of debt	—	10.7	—
Other expense, net	30.9	30.1	18.5
Loss before income taxes	(3,778.1)	(152.5)	(658.0)
Benefit for income taxes	(8.5)	(24.7)	(259.5)
Net loss	(3,769.6)	(127.8)	(398.5)
Net income attributable to noncontrolling interests	2.5	2.0	15.4
Net income attributable to redeemable noncontrolling interests	12.1	39.0	8.3
Net loss attributable to Coty Inc.	$(3,784.2)	$(168.8)	$(422.2)
Net loss attributable to Coty Inc. per common share:
Basic	$(5.04)	$(0.23)	$(0.66)
Diluted	(5.04)	(0.23)	(0.66)
Weighted-average common shares outstanding:
Basic	751.2	749.7	642.8
Diluted	751.2	749.7	642.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2019	2018	2017
Net loss	$(3,769.6)	$(127.8)	$(398.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	(113.2)	115.7	121.9
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $14.0, $(2.2) and $(7.7), respectively	(45.0)	15.2	41.5
Pension and other post-employment benefits, net of tax of $17.3, $1.5 and $(25.1), respectively	(59.3)	17.5	80.6
Total other comprehensive (loss) income, net of tax	(217.5)	148.4	244.0
Comprehensive (loss) income	(3,987.1)	20.6	(154.5)
Comprehensive income attributable to noncontrolling interests:
Net income	2.5	2.0	15.4
Foreign currency translation adjustment	0.1	0.5	(0.1)
Total comprehensive income attributable to noncontrolling interests	2.6	2.5	15.3
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	12.1	39.0	8.3
Comprehensive loss attributable to Coty Inc.	$(4,001.8)	$(20.9)	$(178.1)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$340.4	$331.6
Restricted cash	40.0	30.6
Trade receivables—less allowances of $48.1 and $81.8, respectively	1,161.2	1,536.0
Inventories	1,153.3	1,148.9
Prepaid expenses and other current assets	577.8	603.9
Total current assets	3,272.7	3,651.0
Property and equipment, net	1,600.6	1,680.8
Goodwill	5,073.8	8,607.1
Other intangible assets, net	7,422.3	8,284.4
Deferred income taxes	146.3	107.4
Other noncurrent assets	149.7	299.5
TOTAL ASSETS	$17,665.4	$22,630.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,732.7	$1,928.6
Accrued expenses and other current liabilities	1,483.7	1,844.4
Short-term debt and current portion of long-term debt	193.8	218.9
Income and other taxes payable	66.9	52.1
Total current liabilities	3,477.1	4,044.0
Long-term debt, net	7,469.9	7,305.4
Pension and other post-employment benefits	593.5	533.3
Deferred income taxes	652.5	842.5
Other noncurrent liabilities	427.2	388.5
Total liabilities	12,620.2	13,113.7
COMMITMENTS AND CONTINGENCIES (Note 25)
REDEEMABLE NONCONTROLLING INTERESTS	451.8	661.3
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 9.4 and 5.0 issued and outstanding, at June 30, 2019 and 2018, respectively	0.1	—
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 819.2 and 815.8 issued and 754.2 and 750.7 outstanding at June 30, 2019 and 2018, respectively	8.1	8.1
Additional paid-in capital	10,620.5	10,750.8
Accumulated deficit	(4,541.2)	(626.2)
Accumulated other comprehensive (loss) income	(58.8)	158.8
Treasury stock—at cost, shares: 65.0 at June 30, 2019 and 2018, respectively	(1,441.8)	(1,441.8)
Total Coty Inc. stockholders’ equity	4,586.9	8,849.7
Noncontrolling interests	6.5	5.5
Total equity	4,593.4	8,855.2
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$17,665.4	$22,630.2
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE—July 1, 2016	1.7	$—	138.7	$1.4	262.0	$2.6	$2,038.4	$(37.0)	$(239.7)	63.6	$(1,405.5)	$360.2	$6.9	$367.1	$73.3
Issuance of Class A Common Stock for acquisition			409.7	$4.1			$9,624.5					$9,628.6		$9,628.6
Issuance of Preferred Stock	2.5	$—										$—		$—
Conversion of Class B to Class A Common Stock			262.0	$2.6	(262.0)	$(2.6)	$—					$—		$—
Purchase of Class A Common Stock										1.4	$(36.3)	$(36.3)		$(36.3)
Exercise of employee stock options and restricted stock units and related tax benefits			2.5	$—			$22.8					$22.8		$22.8
Share-based compensation expense							$20.0					$20.0		$20.0
Dividends ($0.650 per common share)							$(375.0)					$(375.0)		$(375.0)
Net (loss) income								$(422.2)				$(422.2)	$15.4	$(406.8)	$8.3
Other comprehensive income (loss)									$244.1			$244.1	$(0.1)	$244.0
Distribution to noncontrolling interests, net							$—					$—	$(10.0)	$(10.0)	$(32.3)
Redeemable noncontrolling interest due to business combination (See Note 3)												$—		$—	$415.9
Reclassification of noncontrolling interest to mandatory redeemable financial interest							$(40.7)					$(40.7)	$(9.2)	$(49.9)	$—
Adjustment of redeemable noncontrolling interests to redemption value							$(86.8)					$(86.8)		$(86.8)	$86.8
Adjustment to repurchase of redeemable noncontrolling interests												$—		$—	$(0.9)
BALANCE—June 30, 2017	4.2	$—	812.9	$8.1	—	$—	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1
Adjustment due to the adoption of ASU 2016-09						8.3				8.3		8.3
BALANCE as adjusted—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1
Issuance of Preferred Stock	1.0	—								—		—
Cancellation of Preferred Stock	(0.2)	—								—		—
Exercise of employee stock options and restricted stock units and related tax benefits			2.9	—	22.6					22.6		22.6
Shares withheld for employee taxes					(3.6)					(3.6)		(3.6)
Share-based compensation expense					31.5					31.5		31.5
Dividends ($0.500 per common share)					(377.6)					(377.6)		(377.6)
Net income (loss)						(168.8)				(168.8)	2.0	(166.8)	39.0
Other comprehensive income							147.9			147.9	0.5	148.4
Adjustment due to the adoption of ASU 2018-02						(6.5)	6.5			—		—
Distribution to noncontrolling interests, net										—		—	(54.3)
Dilution of redeemable noncontrolling interest due to additional contribution (See Note 20)					17.0					17.0		17.0	(17.0)
Additional redeemable noncontrolling interests due to employee grants (See Note 21)					(7.4)					(7.4)		(7.4)	7.4
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(134.9)					(134.9)		(134.9)	134.9
BALANCE—June 30, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND REDEEMABLE NONCONTROLLING INTERESTS
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Revised Adjustment due to the adoption of ASU No. 2016-16 (See Note 2)						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606 (See Note 2)						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Issuance of Preferred Stock	7.9	0.1			0.7					0.8		0.8
Cancellation of Preferred Stock	(3.5)	—	—	—	—					—		—
Exercise of employee stock options and restricted stock units			1.0	—	5.2					5.2		5.2
Shares withheld for employee taxes					(1.4)					(1.4)		(1.4)
Share-based compensation expense					16.9					16.9		16.9
Dividends declared - Cash and Other ($0.500 per common share)					(347.5)					(347.5)		(347.5)
Dividends settled in Shares of Class A Common Stock			2.4	—	30.6					30.6		30.6
Dividends declared - Stock ($0.125 per Common Share)					(30.6)					(30.6)		(30.6)
Net income (loss)						(3,784.2)				(3,784.2)	2.5	(3,781.7)	12.1
Other comprehensive loss							(217.6)			(217.6)	0.1	(217.5)
Distribution to noncontrolling interests, net					—					—	(1.6)	(1.6)	(26.8)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					(0.6)					(0.6)		(0.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					196.4					196.4		196.4	(196.4)
BALANCE—June 30, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,769.6)	$(127.8)	$(398.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	736.0	737.0	555.1
Asset impairment charges	3,851.9	—	—
Deferred income taxes	(175.7)	(101.7)	(390.0)
Provision for bad debts	11.6	24.0	23.4
Provision for pension and other post-employment benefits	29.5	32.4	53.6
Share-based compensation	14.8	30.6	24.6
Loss on assets under restructuring programs	27.8	15.6	6.7
Loss (gain) on sale of brand assets	—	28.6	(3.1)
Loss on early extinguishment of debt	—	10.7	—
Other	43.1	(16.9)	19.2
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	344.9	(79.6)	(279.8)
Inventories	(21.9)	(60.0)	162.3
Prepaid expenses and other current assets	11.5	(107.6)	(105.7)
Accounts payable	(127.3)	159.5	540.9
Accrued expenses and other current liabilities	(378.1)	(22.5)	479.2
Income and other taxes payable	66.4	(83.2)	85.0
Other noncurrent assets	24.5	(17.9)	23.4
Other noncurrent liabilities	(49.8)	(7.5)	(38.8)
Net cash provided by operating activities	639.6	413.7	757.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(426.6)	(446.4)	(432.3)
Payments for business combinations, net of cash acquired	(40.8)	(278.0)	(742.6)
Proceeds from sale of long term assets, including assets under restructuring programs	13.4	36.8	11.3
Net cash used in investing activities	(454.0)	(687.6)	(1,163.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, original maturity more than three months	—	—	9.5
Repayments of short-term debt, original maturity more than three months	—	—	(10.2)
Net proceeds from (repayments of) short-term debt, original maturity less than three months	(21.3)	21.0	(49.2)
Proceeds from revolving loan facilities	2,183.3	3,185.5	2,244.4
Repayments of revolving loan facilities	(1,729.1)	(3,643.2)	(2,074.4)
Proceeds from term loans and other long term debt	—	7,467.2	1,075.0
Repayments of term loans and other long term debt	(189.8)	(6,492.6)	(136.1)
Dividend payments	(346.2)	(375.8)	(372.6)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	5.9	22.6	22.8
Payments for purchases of Class A Common Stock held as Treasury Stock	—	—	(36.3)
Net (payments) proceeds for foreign currency contracts	(0.4)	12.4	(1.2)
Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(38.1)	(66.4)	(42.3)
Purchase of additional mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	—	—	(9.8)
Payment of debt issuance costs	(17.4)	(55.1)	(24.4)
All other	(7.2)	(6.3)	—

Net cash (used in) provided by financing activities	(160.3)	69.3	595.2
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7.1)	(3.9)	9.2
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18.2	(208.5)	198.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	362.2	570.7	372.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$380.4	$362.2	$570.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$290.7	$242.8	$190.2
Cash received during the period for settlement of interest rate swaps (See Note 19)	43.2	—	—
Cash paid during the year for income taxes, net of refunds received	110.3	124.6	90.1
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$109.2	$158.8	$106.7
Non-cash stock issued for business combination	—	—	9,628.6
Non-cash debt assumed for business combination	—	—	1,943.0
Non-cash acquisition of additional redeemable noncontrolling interests	—	—	415.9
Non-cash reclassification from noncontrolling interest to mandatorily redeemable financial interest	—	—	49.9
Non-cash contingent consideration for business combination (See Note 3)	—	8.3	—
Non-cash Common Stock dividend	30.6	—	—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, pension benefit costs, the assessment of goodwill, other intangible assets and long-lived assets for impairment, income taxes, and the valuation of redeemable noncontrolling interests. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2019 and June 30, 2018, the Company had restricted cash of $40.0 and $30.6, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balance as of June 30, 2019 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2019. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Trade Receivables
Trade receivables are stated net of the allowance for doubtful accounts and cash discounts, which is based on the evaluation of the accounts receivable aging, specific exposures, and historical trends. The Company reviews its allowances by assessing factors such as an individual trade receivable aging and customers’ liquidity. Trade receivables are written off on a case-by-case basis, net of any amounts that may be collected.
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
Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units. To determine fair value of the reporting unit, the Company uses a combination of the income and market approaches. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. Under the market approach, information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units is utilized to create valuation multiples that are applied to the operating performance of the reporting units being tested, to value the reporting unit. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill.
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
Noncontrolling interests, where the Company may be required to repurchase the noncontrolling interest under a put option or other contractual redemption requirement, are reported in the Consolidated Balance Sheets between liabilities and equity, as redeemable noncontrolling interests. The Company adjusts the redeemable noncontrolling interests to the higher of the redemption value or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends) on each balance sheet date with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, as an adjustment to additional paid-in capital.
Revenue Recognition
On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all related amendments (the “New Revenue Standard”) using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition. See section below regarding Recently Adopted Accounting Pronouncements for more information on the impact of the adoption of this standard.
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
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded.
The Company’s payment terms vary by the type and location of its customers and the products offered. The term between invoicing and when payment is due is not significant.
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands. Returns represented 2%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2019, 2018 and 2017, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 8%, 8%, and 7% in fiscal 2019, 2018 and 2017, respectively.
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
Advertising and promotional costs are expensed as incurred and totaled $1,899.5, $2,206.3 and $1,883.3 in fiscal 2019, 2018 and 2017, respectively. Included in advertising and promotional costs are $127.6, $120.9, and $107.4 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2019, 2018 and 2017, respectively. Research and development costs are expensed as incurred and totaled $162.8, $174.6 and $139.2 in fiscal 2019, 2018 and 2017, respectively.
Share-Based Compensation
Common Stock
Common shares are available to be awarded for the exercise of phantom units, vested stock options, the settlement of restricted stock units (“RSUs”), and the conversion of Series A and Series A-1 Preferred Stock.
Share-based compensation expense is measured and fixed at the grant date, based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The fair value of stock options is determined using the Black-Scholes valuation model using the assumptions discussed in Note 23—Share-Based Compensation Plans. The fair value of RSUs is determined on the date of grant based on the Company’s stock price.
Preferred Stock
The Company has issued Series A and Series A-1 Preferred Stock that can be converted into Class A Common Stock or settled in cash. Series A and Series A-1 Preferred Stock are accounted for using liability plan accounting to the extent the award is expected to be settled in cash. Accordingly, share-based compensation expense for the portion that is liability accounted is measured based on the fair value of the award on each reporting date and recognized as an expense to the extent earned. Share-based compensation expense for the portion of the grants that the Company is not required to settle in cash is measured based on the estimated fair value of the award at the time it is known that they are going to be settled in shares and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period.
The fair value of Series A and Series A-1 Preferred Stock is determined using the binomial valuation model and the weighted-average assumptions discussed in Note 23—Share-Based Compensation Plans.
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,600.0, the Company is permanently reinvested.
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

•
Customer relationships and license agreements - The Company uses an excess earnings method to value customer relationships and license agreements. The key assumptions for the model are forecasted net revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the estimated allocation of earnings between different classes of assets, the attrition rate, the effective tax rate and the discount rate.

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
Derivative Instruments and Hedging Activities
Refer to Note 19—Derivative Instruments for the Company’s policies for Derivative Instruments and Hedging Activities.
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses of $3.5, $3.9 and $1.5 in fiscal 2019, 2018 and 2017, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net gains (losses) of $7.6, $8.5 and $(12.8) in fiscal 2019, 2018 and 2017, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations. Net (losses) of nil, nil and $(1.7) in fiscal 2019, 2018 and 2017, respectively, resulting from acquisition-related foreign exchange currency transactions are included in Other expense, net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
On July 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and all related amendments (the “New Revenue Standard”) using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.
The Company recorded a net increase to its accumulated deficit as of July 1, 2018 (as presented below) due to the cumulative impact of adopting the New Revenue Standard, with the impact primarily related to the timing of accrual for certain customer incentives and markdowns at the time of sell-in and reclassification of certain marketing fixtures expense as a reduction of gross revenue.
The cumulative effects of the revenue accounting changes on the Company's Consolidated Balance Sheet as of July 1, 2018 were as follows:

	June 30, 2018	Adjustments	July 1, 2018
ASSETS
Property and equipment, net	$1,680.8	$(6.2)	$1,674.6
Deferred income taxes	107.4	0.6	108.0
Other noncurrent assets	299.5	6.9	306.4

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$1,844.4	$20.7	$1,865.1
Deferred income taxes	842.5	(1.2)	841.3
Accumulated deficit	(626.2)	(18.2)	(644.4)
The following table summarizes the impacts of adopting the New Revenue Standard on the Consolidated Statements of Operations for fiscal 2019:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As reported (New Revenue Standard)	Current period adjustments	As adjusted (previous revenue standard)
Net revenues	$8,648.5	$1.8	$8,650.3
Selling, general and administrative expenses	4,563.9	3.4	4,567.3
Net (loss) income	(3,769.6)	(1.3)	(3,770.9)
Net (loss) income attributable to Coty Inc.	(3,784.2)	(0.9)	(3,785.1)

Net (loss) income attributable to Coty Inc. per common share:
Basic	$(5.04)	$—	$(5.04)
Diluted	(5.04)	—	(5.04)

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU No. 2017-07”), which requires employers to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the underlying employees during the period. The other components of net periodic benefit cost are required to be reported separately and outside of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The new guidance also allows a practical expedient that permits employers to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company adopted this standard during the first quarter of fiscal 2019 and retrospectively applied it to each prior period presented. In doing so, as a practical expedient, the Company used the prior comparative period Employee Benefit Plans footnote (see Note 18).
The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU No. 2017-07:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	2018			2017
	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted	As Previously Reported	Effect of Adoption of ASU No. 2017-07	As Adjusted
Cost of sales	$3,608.4	$(0.6)	$3,607.8	$3,028.5	$(0.2)	$3,028.3
Selling, general and administrative expenses	5,009.6	8.5	5,018.1	4,060.0	(19.3)	4,040.7
Restructuring costs	173.2	—	173.2	372.2	2.6	374.8
Operating income	161.2	(7.9)	153.3	(437.8)	16.9	(420.9)
Other expense, net	38.0	(7.9)	30.1	1.6	16.9	18.5
Net income	(127.8)	—	(127.8)	(398.5)	—	(398.5)

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which narrows the scope of changes in grant terms that would require modification accounting. The Company adopted this standard during the first quarter of fiscal 2019 on a prospective basis. The adoption of this standard did not have an effect on the Company’s Consolidated Financial Statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Scope of Nonemployee Share-Based Payment Activities, which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this standard during the fourth quarter of fiscal 2019 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-13	Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	Fiscal 2021 with early adoption permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements by removing, modifying and adding disclosures related to fair value measurements. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

2018-14	Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Fiscal 2021 with early adoption permitted.
The FASB issued authoritative guidance that modifies the disclosure requirements by removing, modifying and clarifying disclosures related to defined benefit plans. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

2016-13 2018-19	Measurement of Credit Losses on Financial Instruments	Fiscal 2021 with early adoption permitted.
The FASB issued authoritative guidance, which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

2016-02 2018-10 2018-11 2018-20	Leases	Fiscal 2020.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases. Under the new standard, a lessee should recognize in the Consolidated Balance Sheets a liability to make future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP standards. Additional ASUs have since been issued which provide amended and additional guidance for the implementation of ASU No. 2016-02. All related guidance has been codified into, and is now known as, ASC 842, Leases. The new leasing guidance will be effective for the Company in fiscal 2020 with early adoption permitted. The Company has provisionally determined the following:

The Company will adopt the standard using the modified retrospective approach whereby it will recognize a transition adjustment at the effective date of ASC 842, July 1, 2019, rather than at the beginning of the earliest comparative period presented. Prior period information will not be restated.

In addition, the Company will apply the package of practical expedients permitted under the transition guidance within the new standard, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption.

The Company has identified the population of leases to which the guidance applies and has implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Based on its preliminary assessment, the Company expects that the adoption of this standard will result in a material increase in the lease-related assets and liabilities on its balance sheet, but expects minimal impact to its statement of operations and cash flows.

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
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) luxury fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition further strengthens the Company’s position in the global luxury beauty industry. Total purchase consideration, after post-closing adjustments, was £191.7 million, the equivalent of $256.3, at the time of closing. Included in the purchase price was cash consideration of £183.3 million, the equivalent of $245.1, at the time of closing, in addition to £8.4 million, the equivalent of $11.2, of estimated contingent consideration, at the time of closing.
The aggregate future contingent consideration payments will range from zero to £16.7 million and will be payable on a quarterly basis to Burberry as certain items of inventory transferred to the Company at the acquisition date are subsequently used or sold. The amount of the contingent consideration recorded was estimated as of the acquisition date and is subject to change based on the related inventory usage. The fair value of the contingent consideration was determined by estimating the future inventory usage and corresponding payments over a four-year period, with the contingent payments being made in each of the respective years. The estimate of the portion of contingent consideration payable within twelve months from the June 30, 2019 balance sheet date is recorded in Accrued expenses and other current liabilities and the remainder is recorded in Other noncurrent liabilities in the Consolidated Balance Sheet. From the date of acquisition through the end of fiscal 2019, the Company made £4.8 million in contingent payments.
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
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels. Goodwill of $12.9, $6.8, and $5.8 is allocated to the Luxury, Consumer Beauty and Professional Beauty segments, respectively. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Burberry Beauty Business acquisition.
Unaudited Pro Forma Information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company and the P&G Beauty Business and Younique (the “Pro Forma Acquisitions”). The information in the table below is presented to reflect the pro forma results as if the combination of the P&G Beauty Business and Younique occurred on July 1, 2015. The fiscal year ended June 30, 2017 includes pro forma adjustments for the Pro Forma Acquisitions.
The pro forma adjustments include incremental amortization of intangible assets and depreciation adjustment of property, plant and equipment, based on the values of each asset as well as costs related to financing the Pro Forma Acquisitions. The unaudited pro forma information also includes non-recurring acquisition-related costs as well as amortization of the inventory step-up. Pro forma adjustments were tax-effected at the Company’s statutory rates. For the pro forma basic and diluted earnings per share calculation, 409.7 million shares issued in connection with the P&G Beauty Business acquisition were considered as if issued on July 1, 2015. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisitions of the P&G Beauty Business and Younique had taken place on July 1, 2015 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the fiscal year ended 2017 is as follows:

Year Ended June 30, 2017 (a)
Pro forma Net revenues	$8,889.2
Pro forma Net (loss) income	(101.2)
Pro forma Net (loss) income attributable to Coty Inc.	(142.7)
Pro forma Net (loss) income attributable to Coty Inc. per common share
Basic	$(0.19)
Diluted	$(0.19)

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
On July 1, 2019, the Company announced its turnaround plan, which includes planned changes to the reporting structure to the CODM. As part of these reporting structure changes, management expects to move from the current organizational structure into regional commercial business units in Europe, Middle East & Africa (“EMEA”), Americas and Asia Pacific for the combined Luxury and Consumer Beauty businesses. Such regional business units will be supported by central Luxury and Consumer Beauty marketing teams. Professional Beauty is expected to remain a distinct business unit. The Company anticipates that its operating and reporting segments would change upon completion of such reporting structure changes and the related changes in the financial information provided to the CODM, which is expected to occur in the third quarter of fiscal 2020.
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
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 11—Goodwill and Other Intangible Assets, net.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
SEGMENT DATA	2019	2018	2017
Net revenues:
Luxury	$3,294.3	$3,210.5	$2,566.6
Consumer Beauty	3,539.3	4,268.1	3,688.2
Professional Beauty	1,814.9	1,919.4	1,395.5
Total	$8,648.5	$9,398.0	$7,650.3
Depreciation and amortization:
Luxury	$271.0	$253.3	$203.5
Consumer Beauty	329.8	340.4	256.2
Professional Beauty	135.2	143.3	95.4
Corporate	—	—	—
Total	$736.0	$737.0	$555.1
Operating (loss) income:
Luxury	$232.8	$248.7	$158.0
Consumer Beauty	(3,598.7)	278.9	261.2
Professional Beauty	122.1	119.4	78.5
Corporate	(227.7)	(493.7)	(918.6)
Total	$(3,471.5)	$153.3	$(420.9)
Reconciliation:
Operating (loss) income	$(3,471.5)	$153.3	$(420.9)
Interest expense, net	275.7	265.0	218.6
Loss on early extinguishment of debt	—	10.7	—
Other expense, net	30.9	30.1	18.5
Loss before income taxes	$(3,778.1)	$(152.5)	$(658.0)

The Company has determined its geographical structure to be North America (Canada and the United States), Europe and ALMEA (Asia, Latin America, the Middle East, Africa and Australia).

	Year Ended June 30,
GEOGRAPHIC DATA	2019	2018	2017
Net revenues:
North America	$2,656.5	$2,966.0	$2,506.9
Europe	3,777.8	4,201.6	3,325.7
ALMEA	2,214.2	2,230.4	1,817.7
Total	$8,648.5	$9,398.0	$7,650.3

	Year Ended June 30,
Long-lived assets:	2019	2018	2017
U.S.	$5,613.2	$7,408.5	$7,662.4
Switzerland	5,444.4	8,000.2	6,899.8
Brazil	712.5	718.2	863.3
All other	2,326.6	2,441.1	3,187.3
Total	$14,096.7	$18,568.0	$18,612.8

For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2019, 2018 and 2017. The United States had net revenues of $2,418.7, $2,704.6 and $2,220.4 in fiscal 2019, 2018 and 2017, respectively.

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
No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2019, 2018 and 2017 or are otherwise deemed significant.
Presented below are the net revenues associated with Company’s product categories:

	Year Ended June 30,
PRODUCT CATEGORY	2019	2018	2017
Fragrances	39.5%	36.8%	36.1%
Color Cosmetics	26.0%	28.2%	29.6%
Skin & Body Care	9.5%	10.1%	12.4%
Hair Care	25.0%	24.9%	21.9%
Total	100.0%	100.0%	100.0%

5. ACQUISITION-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $0.0, $64.2 and $355.4 for the fiscal years ended 2019, 2018 and 2017, respectively, which have been recorded in Acquisition-related costs in the Consolidated Statements of Operations. Acquisition-related costs incurred during the fiscal years ended 2018 and 2017 were primarily related to the P&G Beauty Business acquisition.
6. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2019, 2018 and 2017 are presented below:

	Year Ended June 30,
	2019	2018	2017
Global Integration Activities	$28.5	$106.5	$365.0
2018 Restructuring Actions	16.8	68.4	—
Other Restructuring	(1.1)	(1.7)	9.8
Total	$44.2	$173.2	$374.8

Turnaround Plan
On July 1, 2019, the Company announced a four-year plan to drive substantial improvement in Consumer Beauty while further optimizing Luxury and Professional Beauty (the “Turnaround Plan”). The Company expects to incur additional restructuring charges of approximately $35.0 related to employee termination benefits, contract terminations, and other related exits costs pertaining to the previously approved actions. The Company intends to utilize accruals established related to previously announced programs, as discussed below.
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has, and anticipates, that it will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $500.0 related to approved initiatives through the fiscal year ended June 30, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs (a)	Total (a)
Fiscal 2017	$333.9	$22.4	$4.6	$4.1	$365.0
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	(6.0)	4.5	27.8	2.2	28.5
Cumulative through June 30, 2019	$395.4	$46.2	$46.7	$11.7	$500.0

(a) The fiscal 2017 balance reflects the impact of the ASU 2017-07 adoption which resulted in the reclassification of $0.8 of pension settlement and curtailment credits incurred in connection with Global Integration Activities, from Restructuring costs to Other expense, net. Refer to Note 2—Summary of Significant Accounting Policies for further information on the adoption of ASU 2017-07.
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2018	$203.0	$17.0	$—	$3.1	$223.1
Restructuring charges	10.8	4.6	27.8	2.4	45.6
Payments	(141.0)	(9.6)	—	(3.7)	(154.3)
Change in estimates	(16.8)	(0.1)	—	(0.2)	(17.1)
Non-cash impact	0.9	—	(27.8)	—	(26.9)
Effect of exchange rates	(3.2)	(0.2)	—	—	(3.4)
Balance—June 30, 2019	$53.7	$11.7	$—	$1.6	$67.0

The Company currently estimates that the total remaining accrual of $67.0 will result in cash expenditures of approximately $44.7, $18.1 and $4.2 in fiscal 2020, 2021 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (“the 2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $85.2 related to approved initiatives through the fiscal year ended June 30, 2019, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	15.4	(0.1)	—	1.5	16.8
Cumulative through June 30, 2019	$78.9	$0.1	$1.3	$4.9	$85.2

The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs(a)	Total Program Costs
Balance—July 1, 2018	$48.0	$0.2	$3.3	$51.5
Restructuring charges	17.2	—	1.5	18.7
Payments	(47.1)	—	(3.2)	(50.3)
Changes in estimates	(1.8)	(0.1)	—	(1.9)
Effect of exchange rates	(0.8)	—	(0.1)	(0.9)
Balance—June 30, 2019	$15.5	$0.1	$1.5	$17.1

The Company currently estimates that the total remaining accrual of $17.1 will result in cash expenditures of approximately $16.0, $0.7 and $0.4 in fiscal 2020, 2021 and thereafter, respectively.
Other Restructuring
In connection with the acquisition of the Burberry Beauty Business, the Company recorded (income) expenses of $(0.1) and $3.9 of restructuring costs relating to third party contract terminations during the fiscal years ended June 30, 2019 and June 30, 2018, respectively, which have been recorded in Corporate. The related liability balances were $0.7 and $3.9 at June 30, 2019 and June 30, 2018, respectively. The Company currently estimates that the total accrual of $0.7 will result in cash expenditures in fiscal 2020.
The Company executed a number of other restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses of $(0.8), $(6.5) and $9.8(a) in fiscal 2019, 2018 and 2017, respectively, which have been recorded in Corporate. The related liability balances were $5.4 and $9.4 at June 30, 2019 and June 30, 2018, respectively. The Company currently estimates that the remaining accrual of $5.4 will result in cash expenditures of $3.2 and $2.2 in fiscal 2020 and 2021, respectively.
In connection with the acquisition of the P&G Beauty Business, the Company assumed restructuring liabilities of approximately $21.7 at October 1, 2016. The Company recognized (income) expenses, net of $(0.2), $0.9 and nil during the fiscal years ended 2019, 2018 and 2017, respectively, which have been recorded in Corporate. The Company currently estimates that the remaining accrual of $2.9 at June 30, 2019 will result in cash expenditures of $2.4, $0.3 and $0.2 in fiscal 2020, 2021 and thereafter, respectively.

(a)
The fiscal 2017 balance reflects the impact of the ASU 2017-07 adoption which resulted in the reclassification of a $1.8 pension curtailment credit related to the Bourjois acquisition restructuring program, from Restructuring costs to Other expense, net. Refer to Note 2—Summary of Significant Accounting Policies for further information on the adoption of ASU 2017-07.

7. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. Trade receivables factored throughout the fiscal year on a worldwide basis amounted to $547.9 and $300.1 in fiscal 2019 and 2018, respectively. Remaining balances due from factors amounted to $8.6 and $9.9 as of June 30, 2019 and 2018, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $2.4, $0.6 and $0.7 in fiscal 2019, 2018 and 2017, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

New 2019 Factoring Arrangement
On March 19, 2019, the Company entered into an Uncommitted Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution, with an aggregate facility limit of $150.0. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee. Pursuant to Receivables Purchase Agreement, the Company acts as collections agent for the financial institution and is responsible for the collection, and remittance to the financial institution, of all customer payments related to trade receivables factored under this arrangement. For certain customer receivables factored, the Company will retain a recourse obligation of up to 10 percent of the respective invoice’s net invoice value, payable to the financial institution if the customer’s payment is not received by the contractual due date. The Company accounts for trade receivable transfers under the Receivables Purchase Agreement as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The fair value of sold receivables approximated their book value due to their short-term nature. The Company estimated that the fair value of its servicing responsibilities was not material. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
8. INVENTORIES
Inventories as of June 30, 2019 and 2018 are presented below:

	June 30, 2019	June 30, 2018
Raw materials	$259.5	$278.6
Work-in-process	20.4	21.8
Finished goods	873.4	848.5
Total inventories	$1,153.3	$1,148.9

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2019 and 2018 are presented below:

	June 30, 2019	June 30, 2018
Value added tax, sales and other non-income tax assets	$209.3	$235.4
Expected income tax refunds, credits and prepaid income taxes	135.3	101.3
Prepaid marketing, copyright and agency fees	118.9	119.6
Non-trade receivables	22.8	29.9
Prepaid rent, leases and insurance	14.8	17.3
Interest rate swap assets	—	17.1
Other	76.7	83.3
Total prepaid expenses and other current assets	$577.8	$603.9

10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2019 and 2018 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2019	June 30, 2018
Land, buildings and leasehold improvements	$679.0	$671.2
Machinery and equipment	904.4	866.3
Marketing furniture and fixtures	578.0	514.2
Computer equipment and software	819.5	699.1
Construction in progress	134.2	230.8
Property and equipment, gross	3,115.1	2,981.6
Accumulated depreciation and amortization	(1,514.5)	(1,300.8)
Property and equipment, net	$1,600.6	$1,680.8

Depreciation and amortization expense of property and equipment totaled $382.5, $384.2 and $280.0 in fiscal 2019, 2018 and 2017, respectively, and is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2019 and 2018, the Company recorded asset impairment charges of $27.8 and $15.6, respectively, primarily related to the planned disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of the Company’s needs due to the Global Integration Activities (refer to Note 6—Restructuring Costs for further information about Global Integration Activities). The impairment charges are included in Restructuring costs in the Consolidated Statements of Operations.
11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units or of indefinite-lived other intangible assets in fiscal 2018 and 2017.
During fiscal 2019, the Company recorded total goodwill impairments of $3,391.1 and total impairments on indefinite-lived other intangible assets of $429.1. Additionally, the Company recorded impairments of $19.7 on finite-lived other intangible assets during fiscal 2019. The asset impairment charges were a result of the following impairment tests:
In the course of evaluating the results for the second quarter of fiscal 2019, the Company noted the cash flows associated with its Consumer Beauty reporting unit were adversely impacted by negative category trends and market share losses in the color cosmetics, hair color and mass fragrance categories mainly impacting the CoverGirl, Rimmel, Max Factor, Bourjois and Clairol trademarks; additional shelf-spaces losses for CoverGirl, Clairol, and Max Factor; expected increased costs in the short-term to offset the lower service levels caused by supply chain disruptions; and lower than expected net revenues and profitability for Younique. Additionally, the Company included the impact of a 75 basis point increase in the discount rate in the valuation model, due to changes in the market assumptions, which adversely affected the fair values of the reporting unit and trademarks. As a result, in the second quarter of fiscal 2019, the Company recognized asset impairment charges of $930.3, of which $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described below and recorded in Asset impairment charges in the Consolidated Statements of Operations.
Also, in the second quarter of fiscal 2019, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8 for the second quarter of fiscal 2019. In addition to the impact of a 75 basis point increase in the discount rate for the trademark, the Company considered the impact of the business indicators of lower than expected net revenue growth in the U.S. and a decrease in the level of expected profitability of the trademark.
In the fourth quarter of fiscal 2019, as a result of the annual impairment test, the Company recorded asset impairment charges of $2,558.6 related to goodwill of the Consumer Beauty reporting unit and $201.7 related to indefinite-lived other intangible assets (mainly CoverGirl, Max Factor, Bourjois, Sally Hansen and Clairol trademarks) that are part of the Consumer Beauty reporting unit. The charges are recorded in Asset impairment charges in the Consolidated Statements of Operations. The Company considered several factors that developed during the fourth quarter of fiscal 2019 that led to the conclusion that the fair values of the Consumer Beauty reporting unit and certain indefinite-lived other intangible assets were below their carrying amounts. These factors included fourth quarter net revenue results and market share trends that were below expectations, continued net revenue and profitability declines for Younique in excess of management’s expectations, and the development of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

the Company’s Turnaround Plan to stabilize operations and improve profitability. The Turnaround Plan impacted the projected cash flows associated with the Consumer Beauty reporting unit by lowering revenue growth and, in the near term, margin expectations. Such changes in the Company’s estimated forecasts were based on a top down review of the business which resulted in decisions to simplify the product range as well as identify priority brand-country combinations and invest behind such combinations at scale, which will initially lower net revenues and profits. The Turnaround Plan also considered the latest market data including continued negative category trends in the color cosmetics, hair color and mass fragrance categories that were below expectations and indicated a longer required recovery period. Overall, these factors negatively impacted the cash flows of the Consumer Beauty reporting unit and indefinite-lived other intangible assets and resulted in a decrease in management’s assumed terminal growth rates, which also adversely affected their fair values. Additionally, the Company included the impact of an additional 25 basis point increase in the discount rate in the valuation model for its trademarks, which adversely affected the fair values of the trademarks.
Based on the results of the annual impairment test, the Company also recorded an asset impairment charge of $86.8 in Asset impairment charges in the Consolidated Statements of Operations related to the philosophy trademark that is part of the Luxury reporting unit. The cash flows related to the philosophy trademark decreased mainly due to updated projections as a result of a revised strategy for the business developed as part of the Turnaround Plan in the fourth quarter of fiscal 2019 to simplify the product range. The fair value of the philosophy trademark was also adversely affected by a 25 basis point increase in the discount rate for trademarks since the second quarter of fiscal 2019.
Further, the Company recorded an asset impairment charge of $27.0 in Asset impairment charges in the Consolidated Statements of Operations for fiscal 2019 related to the professional product line of Wella trademark that is part of the Professional Beauty reporting unit. In addition to the impact of a 100 basis point increase in the discount rate for the trademark since the fiscal 2018 annual impairment test, the Company considered the adverse impact of lower than expected revenue in the U.S. on the cash flows associated with the professional product line of Wella trademark due to additional customer destocking activities as well as the impact of the strategy change to simplify the product range.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Goodwill
Goodwill as of June 30, 2019, 2018 and 2017 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	$3,496.8	$4,732.0	$967.5	$9,196.3
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2017	$3,093.1	$4,494.9	$967.5	$8,555.5

Changes during the year ended June 30, 2018
Acquisitions	68.2	—	2.6	70.8
Measurement period adjustments	(185.0)	228.8	(17.3)	26.5
Foreign currency translation	(10.3)	(24.1)	1.0	(33.4)
Dispositions	(3.1)	(9.2)	—	(12.3)

Gross balance at June 30, 2018	$3,366.6	$4,927.5	$953.8	$9,247.9
Accumulated impairments	(403.7)	(237.1)	—	(640.8)
Net balance at June 30, 2018	$2,962.9	$4,690.4	$953.8	$8,607.1

Changes during the year ended June 30, 2019
Impairment charges	—	(3,391.1)	—	(3,391.1)
Measurement period adjustments (a)	(10.5)	0.6	0.5	(9.4)
Foreign currency translation	(30.7)	(83.5)	(18.6)	(132.8)

Gross balance at June 30, 2019	$3,325.4	$4,844.6	$935.7	$9,105.7
Accumulated impairments	(403.7)	(3,628.2)	—	(4,031.9)
Net balance at June 30, 2019	$2,921.7	$1,216.4	$935.7	$5,073.8

(a) Includes measurement period adjustments during the twelve month period ended June 30, 2019 in connection with the Burberry Beauty Business acquisition (Refer to Note 3—Business Combinations).
Other Intangible Assets, net
Other intangible assets, net as of June 30, 2019 and 2018 are presented below:

	June 30, 2019	June 30, 2018
Indefinite-lived other intangible assets	$2,729.8	$3,186.2
Finite-lived other intangible assets, net	4,692.5	5,098.2
Total Other intangible assets, net	$7,422.3	$8,284.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2017	409.8	1,696.4	1,278.5	3,384.7
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2017	291.0	1,620.5	1,275.4	3,186.9

Changes during the year ended June 30, 2018
Measurement period adjustments	—	—	(14.8)	(14.8)
Foreign currency translation	4.8	6.7	2.6	14.1

Gross balance at June 30, 2018	$414.6	$1,703.1	$1,266.3	$3,384.0
Accumulated impairments	(118.8)	(75.9)	(3.1)	(197.8)
Net balance at June 30, 2018	295.8	1,627.2	1,263.2	3,186.2

Changes during the year ended June 30, 2019
Impairment charges	(109.6)	(292.5)	(27.0)	(429.1)
Foreign currency translation	(8.8)	(10.0)	(8.5)	(27.3)

Gross balance at June 30, 2019	405.8	1,693.1	1,257.8	3,356.7
Accumulated impairments	(228.4)	(368.4)	(30.1)	(626.9)
Net balance at June 30, 2019	$177.4	$1,324.7	$1,227.7	$2,729.8

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2018
License agreements	$3,362.7	$(792.9)	$—	$2,569.8
Customer relationships	1,960.5	(508.7)	(5.5)	1,446.3
Trademarks	1,002.1	(185.5)	(0.4)	816.2
Product formulations and technology	361.2	(95.3)	—	265.9
Total	$6,686.5	$(1,582.4)	$(5.9)	$5,098.2
June 30, 2019
License agreements (a)	$3,245.3	$(874.5)	$(19.6)	$2,351.2
Customer relationships (a)	1,951.6	(642.0)	(5.5)	1,304.1
Trademarks (b)	1,039.5	(229.4)	(0.5)	809.6
Product formulations and technology	354.1	(126.5)	—	227.6
Total	$6,590.5	$(1,872.4)	$(25.6)	$4,692.5

(a) Includes measurement period adjustments during the twelve month period ended June 30, 2019 in connection with the Burberry Beauty Business acquisition (Refer to Note 3—Business Combinations).
(b) Includes acquired trademark of $40.8.
During fiscal 2019, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Consolidated Statement of Operations related to the license agreement that is part of the Luxury reporting unit.
During fiscal 2018, the Company sold assets related to the Playboy and Cerruti brands (including related licenses of $26.2 and goodwill of $12.3) for proceeds of $33.0, resulting in a noncash loss of $28.6. During fiscal 2017, the Company sold assets related to the J.Lo brand for a total disposal price of $10.5. The Company allocated $2.4 of goodwill to the brand as part of the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

sale. The Company recorded losses (gains) of $28.6 and $(3.1), which are reflected in Loss (gain) on sale of assets in the Consolidated Statements of Operations for the fiscal years ended June 30, 2018 and 2017, respectively.
Amortization expense totaled $353.5, $352.8 and $275.1 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License agreements	24.0 years
Customer relationships	15.4 years
Trademarks	21.1 years
Product formulations and technology	9.8 years

As of June 30, 2019, the remaining weighted-average life of all intangible assets subject to amortization is 20.4 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2020	$345.8
2021	340.3
2022	322.8
2023	314.4
2024	274.3

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
12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2019 and 2018 are presented below:

	June 30, 2019	June 30, 2018
Advertising, marketing and licensing	$404.1	$435.5
Compensation and other compensation related benefits	304.0	333.1
Customer returns, discounts, allowances and bonuses	262.0	328.2
Value added tax, sales and other non-income taxes	128.0	134.5
Restructuring costs	67.0	263.8
Mandatorily redeemable financial instrument liability (See Note 20)	51.8	46.6
Auditing, consulting, legal and litigation accruals	45.0	34.1
Interest	29.7	31.5
Interest rate swap liability	17.9	—
Deferred income	13.8	25.5
Unfavorable contract liability	11.0	11.3
Tax indemnity liability	—	21.1
Other	149.4	179.2
Total accrued expenses and other current liabilities	$1,483.7	$1,844.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

13. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of June 30, 2019 and 2018 are presented below:

	June 30, 2019	June 30, 2018
Noncurrent income tax liabilities	$179.9	$137.7
Unfavorable contract liabilities	90.5	104.1
Deferred rent	57.4	54.2
Restructuring costs	26.1	31.1
Interest rate swap liability	24.1	—
Mandatorily redeemable financial instrument liability (See Note 20)	6.1	6.7
Burberry contingent consideration	2.3	8.3
Other	40.8	46.4
Total other noncurrent liabilities	$427.2	$388.5

14. DEBT

	June 30, 2019	June 30, 2018
Short-term debt	$4.2	$9.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	792.1	368.1
2018 Coty Term A Facility due April 2023	3,147.0	3,371.5
2018 Coty Term B Facility due April 2025	2,342.3	2,390.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	625.0	640.9
2026 Euro Notes due April 2026	284.1	291.4
Other long-term debt and capital lease obligations	1.1	1.6
Total debt	7,745.8	7,623.2
Less: Short-term debt and current portion of long-term debt	(193.8)	(218.9)
Total Long-term debt	7,552.0	7,404.3
Less: Unamortized debt issuance costs	(71.3)	(86.2)
Less: Discount on Long-term debt	(10.8)	(12.7)
Total Long-term debt, net	$7,469.9	$7,305.4

Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $113.5 and $129.2, of which $2.3 and $4.7 were outstanding at June 30, 2019 and 2018, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.4% to 7.3% and from 0.2% to 10.7% as of June 30, 2019 and 2018, respectively. The weighted-average interest rate on short-term debt outstanding was 3.3% and 2.2% as of June 30, 2019 and 2018, respectively. In addition, the Company had undrawn letters of credit of $6.3 and $5.4 and bank guarantees of $97.1 and $59.8 as of June 30, 2019 and 2018, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2019 and 2018:

Facility	Maturity Date	Borrowing Capacity (in millions)	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2018	Debt Discount	Repayment Schedule
2018 Coty Revolving Credit Facility	April 2023	(a)	LIBOR(b) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (d) (e) (f)	1.75%	N/A(c)	Payable in full at maturity date
2018 Coty Term A Facility - USD Portion	April 2023	$1,000.0		1.75%	N/A(c)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term A Facility - EUR Portion	April 2023	€2,035.0		1.75%	N/A(c)
2018 Coty Term B Facility - USD Portion	April 2025	$1,400.0	LIBOR(b) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (e)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion	April 2025	€850.0	LIBOR(b) plus a margin of 2.50% per annum (e)	2.50%	0.25%
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(c)	N/A(c)	Payable in full at maturity date
2023 Euro Notes	April 2023	€550.0	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(c)	N/A(c)
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(c)	N/A(c)

(a)
As of June 30, 2018, the 2018 Coty Revolving Credit Facility borrowing capacity was $3,250.0. As a result of the June 27, 2019 credit agreement amendment (as described below), the borrowing capacity was reduced to $2,750.0 as of June 30, 2019.

(b)	As defined in the Interest section below.

(c)	N/A - Not Applicable.

(d)	As defined per the 2018 Coty Credit Agreement.

(e)	The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.

(f)
The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2019 and 2018, the applicable rate on the unused commitment fee was 0.35% and 0.30%, respectively.

Prior Coty Inc. Credit Facilities
On October 27, 2015, the Company entered into a Credit Agreement (the “2015 Coty Credit Agreement”). The 2015 Coty Credit Agreement was subsequently amended on April 8, 2016 and October 28, 2016. On October 1, 2016, at the closing of the P&G Beauty Business acquisition, the Company assumed the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”). These credit agreements were settled on April 5, 2018 as noted below.
Offering of Senior Unsecured Notes
On April 5, 2018 the Company issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 million of 4.00% senior unsecured notes due 2023 (the “2023 Euro Notes”) and €250.0 million of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering. The net proceeds of this offering, together with borrowings under the Company’s 2018 Credit Agreement were used to repay in full and refinance the indebtedness outstanding under the 2015 Coty Credit Agreement and Galleria Credit Agreement and to pay accrued interest, related premiums, fees and expenses in connection therewith.
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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the “2018 Coty Credit Agreement”), which amended and restated the previously existing 2015 Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) (1) a senior secured term A facility (as described in the table above, the “2018 Coty Term A Facility”) and (2) a senior secured term B facility (as described in the table above, the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility (as described in the table above, the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”).
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
On June 27, 2019, the Company entered into an amendment (“2019 Amendment”) to the 2018 Coty Credit Agreement. The 2019 Amendment modified the 2018 Coty Credit Agreement by amending the financial covenants to (i) delay until March 31, 2022 the total net leverage ratio step down from 5.25 to 5.0 (as further described in the Covenants section below), (ii) extend the applicable window for certain cost savings add-backs in the calculation of Adjusted EBITDA for purpose of determining the total net leverage ratio, and (iii) amend the determination of the exchange rate to be used for purposes of calculating “Total Indebtedness” (as defined in the 2018 Coty Credit Agreement) for purposes of the total net leverage ratio, and decreasing the total commitments under the revolving credit facility by $500.0 to $2,750.0. In connection with the 2019 Amendment, the Company wrote off $3.8 of unamortized deferred financing fees, which were recorded as Other expense, net in the Consolidated Statement of Operations.
Deferred Issuance Costs
For the fiscal years ended June 30, 2019, 2018 and 2017, the Company capitalized deferred financing fees of $5.9, $37.8, and $24.4, respectively. The Company incurred $0.8 and $24.1 in third-party debt issuance costs during the fiscal years ended June 30, 2019 and 2018, respectively, which were recorded as Other expense, net in the Consolidated Statement of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Loss on Early Extinguishment of Debt
During the fiscal years ended June 30, 2019, 2018 and 2017, the Company wrote off $0.0, $8.7 and $0.0 of unamortized deferred financing fees related to extinguishments of substantially different debt. Also during the fiscal years ended June 30, 2019, 2018 and 2017, the Company wrote-off $0.0, $2.0 and $0.0 of unamortized original issue debt discounts. The write-offs of these unamortized deferred financing fees and unamortized original issue debt discounts are included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Fair Value of Debt

	June 30, 2019		June 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,281.4	$6,058.9	$6,130.1	$6,070.8
Senior Unsecured Notes	1,459.1	1,439.6	1,482.3	1,449.9

The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2019, are presented below:

Fiscal Year Ending June 30,
2020	$189.3
2021	189.3
2022	189.3
2023	4,090.9
2024	23.6
Thereafter	3,058.1
Total	$7,740.5

Covenants
The 2018 Coty Credit Agreement contains affirmative and negative covenants. The negative covenants include, among other things, limitations on debt, liens, dispositions, investments, fundamental changes, restricted payments and affiliate transactions. With certain exceptions as described below, the 2018 Coty Credit Agreement, as amended, includes a financial covenant that requires us to maintain a Total Net Leverage Ratio (as defined below), equal to or less than the ratios shown below for each respective test period.

Quarterly Test Period Ending	Total Net Leverage Ratio(a)
June 30, 2019 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement, as amended).
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement, as amended), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period.
As of June 30, 2019, the Company was in compliance with all covenants contained within the Debt Agreements.
15. LEASE AND OTHER COMMITMENTS
The Company leases office facilities, equipment and vehicles under non-cancellable operating leases. These leases expire on varying dates, in some instances contain renewal and expansion options, do not restrict the payment of dividends or the incurrence of debt or additional lease obligations, and contain no significant purchase options. In addition to the base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges.
The Company incurred rent expense of $197.7, $208.2 and $166.1 relating to operating leases in fiscal 2019, 2018 and 2017, respectively. The Company collected payments from sub-lessors relating to facilities no longer in use by the Company of $9.4, $6.2 and $6.0 for fiscal 2019, 2018 and 2017, respectively.
Minimum rental commitments under non-cancellable operating leases at June 30, 2019 are included in the following table under Leases. Purchase obligations include commitments to purchase inventory and other services.

Fiscal Year Ending June 30,	Leases	Purchase Obligations
2020	$122.2	$317.9
2021	111.2	89.1
2022	91.3	66.8
2023	76.7	33.8
2024	67.8	22.3
Thereafter	252.3	0.5
	721.5	530.4
Less: sublease income	(20.1)	N/A
Total minimum payments required	$701.4	$530.4

16. INCOME TAXES
(Loss) income before income taxes in fiscal 2019, 2018 and 2017 is presented below:

	Year Ended June 30,
	2019	2018	2017
United States	$(1,994.3)	$(324.2)	$(524.8)
Foreign	(1,783.8)	171.7	(133.2)
Total	$(3,778.1)	$(152.5)	$(658.0)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The components of the Company’s total (benefit) provision for income taxes during fiscal 2019, 2018 and 2017 are presented below:

	Year Ended June 30,
	2019	2018	2017
(Benefit) provision for income taxes:
Current:
Federal	$0.8	$0.2	$0.4
State and local	11.1	9.8	1.1
Foreign	155.3	67.0	129.0
Total	167.2	77.0	130.5
Deferred:
Federal	(116.6)	25.2	(256.9)
State and local	(49.9)	(0.7)	(24.2)
Foreign	(9.2)	(126.2)	(108.9)
Total	(175.7)	(101.7)	(390.0)
Benefit for income taxes	$(8.5)	$(24.7)	$(259.5)

During fiscal 2019, the Company recorded goodwill impairment that is not tax-deductible.
During fiscal 2018, the Company incurred an expense of $41.0 as a result of the Tax Act.
During the second quarter of fiscal 2017, the Company released a valuation allowance in the U.S. as a result of the P&G Beauty Business acquisition of $111.2.
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2019, 2018 and 2017 is presented below:

	Year Ended June 30,
	2019	2018	2017
Income (loss) before income taxes	$(3,778.1)	$(152.5)	$(658.0)
Benefit for income taxes at statutory rate	$(793.4)	$(42.8)	$(230.3)
State and local taxes—net of federal benefit	(30.7)	9.9	(15.0)
Foreign tax differentials	58.8	(21.9)	53.3
Change in valuation allowances	(6.7)	8.6	(108.2)
Change in unrecognized tax benefit	43.4	(24.8)	25.6
Tax Act	—	41.0	—
Permanent differences—net	1.8	(8.5)	1.2
Amortization on intercompany sale	—	5.4	5.7
Goodwill impairment	693.0	—	—
Other	25.3	8.4	8.2
(Benefit) provision for income taxes	$(8.5)	$(24.7)	$(259.5)
Effective income tax rate	0.2%	16.2%	39.4%

Significant components of deferred income tax assets and liabilities as of June 30, 2019 and 2018 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2019	June 30, 2018
Deferred income tax assets:
Inventories	$21.6	$9.0
Accruals and allowances	63.1	84.2
Sales returns	18.4	13.1
Share-based compensation	14.8	13.4
Employee benefits	133.8	115.7
Net operating loss carry forwards and tax credits	294.3	285.1
Interest expense limitation carry forward	52.3	—
Other	37.1	48.3
Less: valuation allowances	(67.7)	(104.6)
Net deferred income tax assets	567.7	464.2
Deferred income tax liabilities:
Intangible assets	986.6	1,115.7
Property, plant and equipment	13.4	18.9
Unrealized gain	0.5	5.4
Licensing rights	23.7	21.5
Other	49.7	37.8
Deferred income tax liabilities	1,073.9	1,199.3
Net deferred income tax liabilities	$(506.2)	$(735.1)

The expirations of tax loss carry forwards, amounting to $1,272.7 as of June 30, 2019, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2020	$—	$—	$68.1	$68.1
2021	—	—	13.3	13.3
2022	—	1.2	18.5	19.7
2023	—	1.7	8.3	10.0
2024 and thereafter	149.8	835.4	176.4	1,161.6
Total	$149.8	$838.3	$284.6	$1,272.7

The total valuation allowances recorded are $67.7 and $104.6 as of June 30, 2019 and 2018, respectively. In fiscal 2019, the change in the valuation allowance was due primarily to valuation allowances released on net operating losses and due to less foreign tax credit carryforwards being available after the one-time deemed repatriation tax under the Tax Act.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2019	2018	2017
UTBs—July 1	$303.6	$257.9	$228.9
Additions based on tax positions related to the current year	49.1	44.1	43.6
Additions for tax positions of prior years	8.3	97.4	0.4
Reductions for tax positions of prior years	(9.6)	(39.9)	—
Settlements	(2.7)	(42.3)	(1.5)
Lapses in statutes of limitations	(9.0)	(11.0)	(13.2)
Foreign currency translation	(3.6)	(2.6)	(0.3)
UTBs—June 30	$336.1	$303.6	$257.9

As of June 30, 2019, the Company had $336.1 of UTBs of which $162.2 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2019 and 2018, the liability associated with UTBs, including accrued interest and penalties, is $179.9 and $135.4, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2019, the Company accrued interest of $4.5, while in fiscal 2018 and 2017 the Company accrued interest of $0.8 and $1.4, respectively. During fiscal 2019, the Company accrued penalties of $0.0, while in fiscal 2018 and 2017 the Company accrued penalties of $0.4 and $0.1, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2019 and 2018 is $17.3 and $13.1, respectively.
The Company is present in approximately 55 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2019 and 2018, the Company recognized a tax benefit of $11.7 and $53.3 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2019, it is reasonably possible that a decrease of up to $23.1 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
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
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income of $4,600.0, the Company is permanently reinvested.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

17. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2019, 2018 and 2017 is presented below:

	Year Ended June 30,
	2019	2018	2017
Interest expense	$302.5	$287.1	$219.6
Foreign exchange (gain) losses, net of derivative contracts (a)	(7.6)	(8.5)	3.4
Interest income	(19.2)	(13.6)	(4.4)
Total interest expense, net	$275.7	$265.0	$218.6

(a) In the year ended June 30, 2018, the Company recorded gains of $1.4 related to short-term forward contracts to exchange euros for U.S. dollars to facilitate the repayment of U.S. dollar denominated debt. Fluctuations in exchange rates between the dates the short-term forward contracts were entered into and the settlement date resulted in a gain upon settlement of $1.4 included within total Interest expense, net for the fiscal year ended June 30, 2018 in the Company’s Consolidated Statements of Operations.
18. EMPLOYEE BENEFIT PLANS
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
During fiscal 2019, 2018 and 2017, the defined contribution expense for the U.S. defined contribution plan was $20.4, $22.0 and $20.6, respectively, and the defined contribution expense for the international savings plans was $12.9, $18.3 and $13.3, respectively.
Pension Plans - The Company sponsors contributory and noncontributory defined benefit pension plans covering certain U.S. and international employees primarily in France, Germany and Switzerland. Participants in the U.S. defined benefit pension plan no longer accrue benefits. The Company measures defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end. The Company’s defined benefit pension plans are funded primarily through contributions from the Company after consideration of recommendations from the pension plans’ independent actuaries and are funded at levels sufficient to comply with local requirements.
Settlements and Curtailments for Pension Plans
As part of Global Integration Activities, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $5.1 during the year ended June 30, 2019, and net settlement gains of $0.4 and net curtailment gains of $0.4 during the year ended June 30, 2017. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations, after the adoption of ASU 2017-07.
During fiscal 2017, the Company recognized a curtailment gain of $1.8 in connection with involuntary employee terminations as part of an integration and restructuring program in connection with the Bourjois acquisition, which significantly reduced the expected years of future service of employees within one of the Company’s non-U.S. pension plans. This curtailment gain is included in Other expense, net in the Consolidated Statements of Operations.
The Company settled obligations to U.S. Del Laboratories, Inc. pension plan (the “Del Plan”) participants during fiscal 2017 resulting in the recognition of pre-tax settlement losses of $15.9, included in Other expense, net in the Consolidated Statement of Operations for the year ended June 30, 2017. The Del Plan was fully terminated as a result of these actions.
Plan Amendments for Pension Plans - In June of fiscal 2019, an international pension plan in Switzerland was amended to reduce the interest rate used to calculated future payments to 2.00% from 2.25%.  In addition, the annuity conversion rate related to this pension plan was reduced to 5.10% from 6.21%. The impact of these changes resulted in a reduction to the benefit obligation associated with this plan of $10.3.
Other Post-Employment Benefit Plans (“OPEB”) - The Company provides certain post-employment health and life insurance benefits for certain employees and spouses principally in the U.S. and France if certain age and service requirements are met. Estimated benefits to be paid by the Company are expensed over the service period of each employee based on

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

calculations performed by an independent actuary. In addition, the Company has a supplemental retirement plan and a termination benefit plan for selected salaried employees.
Settlements and Curtailments for OPEB Plans
The Company amended a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan. The amendment triggered a curtailment gain of $10.4, which is included in Other expense, net in the Consolidated Statement of Operations for the year ended June 30, 2018.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2019	2018	2019	2018	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation—July 1	$17.5	$18.8	$732.6	$708.8	$53.2	$63.8	$803.3	$791.4
Service cost	—	—	33.3	38.8	1.2	1.4	34.5	40.2
Interest cost	0.7	0.7	12.8	12.6	2.1	2.0	15.6	15.3
Plan participants’ contributions	—	—	7.0	7.1	0.2	0.2	7.2	7.3
Plan amendments	—	—	(10.3)	—	—	—	(10.3)	—
Benefits paid	(1.3)	(1.3)	(16.9)	(53.1)	(1.8)	(1.6)	(20.0)	(56.0)
New employees transfers in	—	—	16.2	23.5	—	—	16.2	23.5
Premiums paid	—	—	(2.5)	(2.7)	—	—	(2.5)	(2.7)
Pension curtailment	—	—	(5.4)	0.3	—	(10.4)	(5.4)	(10.1)
Pension settlement	—	—	(37.4)	(1.0)	—	—	(37.4)	(1.0)
Actuarial loss (gain)	0.8	(0.7)	69.9	(6.3)	4.1	(2.5)	74.8	(9.5)
Effect of exchange rates	—	—	(10.8)	4.6	(0.1)	0.3	(10.9)	4.9
Other	—	—	1.6	—	(1.1)	—	0.5	—
Benefit obligation—June 30	$17.7	$17.5	$790.1	$732.6	$57.8	$53.2	$865.6	$803.3

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$261.8	$234.2	$0.4	$0.4	$262.2	$234.6
Actual return on plan assets	—	—	3.5	18.8	—	—	3.5	18.8
Employer contributions	1.3	1.3	36.4	37.1	1.6	1.4	39.3	39.8
Plan participants’ contributions	—	—	7.0	7.1	0.2	0.2	7.2	7.3
Benefits paid	(1.3)	(1.3)	(16.9)	(52.7)	(1.8)	(1.6)	(20.0)	(55.6)
New employees transfers in	—	—	16.2	23.5	—	—	16.2	23.5
Premiums paid	—	—	(2.5)	(2.7)	—	—	(2.5)	(2.7)
Plan settlements	—	—	(37.4)	(1.0)	—	—	(37.4)	(1.0)
Effect of exchange rates	—	—	(0.1)	(2.5)	—	—	(0.1)	(2.5)
Other	—	—	0.5	—	—	—	0.5	—
Fair value of plan assets—June 30	—	—	268.5	261.8	0.4	0.4	268.9	262.2
Funded status—June 30	$(17.7)	$(17.5)	$(521.6)	$(470.8)	$(57.4)	$(52.8)	$(596.7)	$(541.1)

With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2019 and 2018, are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2019	2018	2019	2018	2019	2018	2019	2018
Noncurrent assets	$—	$—	$1.5	$1.1	$—	$—	$1.5	$1.1
Current liabilities	(1.4)	(1.3)	(0.8)	(5.5)	(2.5)	(2.1)	(4.7)	(8.9)
Noncurrent liabilities	(16.3)	(16.2)	(522.3)	(466.4)	(54.9)	(50.7)	(593.5)	(533.3)
Funded status	(17.7)	(17.5)	(521.6)	(470.8)	(57.4)	(52.8)	(596.7)	(541.1)
AOC(L)/I	0.2	1.7	(20.3)	44.7	10.0	20.1	(10.1)	66.5
Net amount recognized	$(17.5)	$(15.8)	$(541.9)	$(426.1)	$(47.4)	$(32.7)	$(606.8)	$(474.6)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $17.7 and $17.5 as of June 30, 2019 and 2018, respectively. The accumulated benefit obligation for international defined benefit pension plans was $733.7 and $669.1 as of June 30, 2019 and 2018, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2019	2018	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$17.7	$17.5	$767.5	$713.9	$17.7	$17.5	$775.9	$725.0
Accumulated benefit obligation	17.7	17.5	716.3	657.8	17.7	17.5	733.7	669.1
Fair value of plan assets	—	—	248.2	247.0	—	—	254.9	254.2

Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$33.3	$38.8	$34.8	$1.2	$1.4	$1.9	$34.5	$40.2	$36.7
Interest cost	0.7	0.7	1.6	12.8	12.6	6.6	2.1	2.0	1.8	15.6	15.3	10.0
Expected return on plan assets	—	—	(0.9)	(8.2)	(7.5)	(6.3)	—	—	—	(8.2)	(7.5)	(7.2)
Amortization of prior service (credit) cost	—	—	—	0.2	0.2	0.2	(5.9)	(5.9)	(5.9)	(5.7)	(5.7)	(5.7)
Amortization of net (gain) loss	(0.7)	(0.7)	2.3	0.3	1.2	4.2	(0.1)	(0.1)	0.1	(0.5)	0.4	6.6
Settlements (gain) loss recognized	—	—	15.9	(0.8)	—	(0.5)	—	—	—	(0.8)	—	15.4
Curtailment (gain) loss recognized	—	—	—	(5.4)	0.1	(2.2)	—	(10.4)	—	(5.4)	(10.3)	(2.2)
Net periodic benefit cost	$—	$—	$18.9	$32.2	$45.4	$36.8	$(2.7)	$(13.0)	$(2.1)	$29.5	$32.4	$53.6

Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net actuarial (loss) gain	$0.2	$1.7	$(29.0)	$46.7	$(0.4)	$3.8	$(29.2)	$52.2
Prior service credit (cost)	—	—	8.7	(2.0)	10.4	16.3	19.1	14.3
Total recognized in AOC(L)/I	$0.2	$1.7	$(20.3)	$44.7	$10.0	$20.1	$(10.1)	$66.5

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Net actuarial (loss) gain	$(0.8)	$0.7	$(74.6)	$17.8	$(4.1)	$2.3	$(79.5)	$20.8
Amortization of prior service (credit) cost	—	—	0.2	0.2	(5.9)	(5.9)	(5.7)	(5.7)
Recognized net actuarial (gain) loss	(0.7)	(0.6)	(0.5)	1.2	(0.1)	(0.1)	(1.3)	0.5
Prior service credit (cost)	—	—	10.3	—	—	—	10.3	—
Effect of exchange rates	—	—	(0.4)	0.3	—	0.1	(0.4)	0.4
Total recognized in OCI/(L)	$(1.5)	$0.1	$(65.0)	$19.5	$(10.1)	$(3.6)	$(76.6)	$16.0

Amounts in AOCI/(L) expected to be amortized as components of net periodic benefit cost during fiscal 2020 are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
	U.S.	International
Prior service credit (cost)	$—	$0.8	$5.9	$6.7
Net gain (loss)	(0.7)	0.1	0.1	(0.5)
Total	$(0.7)	$0.9	$6.0	$6.2

Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2019	2018	2019	2018	2019	2018
Discount rates	3.2%-3.6%	4%	0.4%-8.4%	0.6%-8.0%	1.7%-3.5%	2.3%-4.2%
Future compensation growth rates	N/A	N/A	1.0%-5.8%	1.5%-5.8%	N/A	N/A
The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2019, 2018 and 2017 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rates	4%	3.6%	3.3%-3.8%	0.6%-8.0%	0.4%-7.5%	0.2%-7.8%	2.3%-4.2%	1.9%-7.6%	1.4%-8.0%
Future compensation growth rates	N/A	N/A	N/A	1.5%-5.7%	1.5%-6.0%	1.5%-5.8%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	2.0%-8.4%	1.8%-8.2%	1.6%-6.0%	N/A	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2019	2018	2017
Health care cost trend rate assumed for next year	7.1%-8.0%	7.4%-8.5%	7.2%-7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2026	2026	2025

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$6.6	$(5.8)
Effect on post-employment benefit obligation	0.4	(0.3)

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
The target asset allocations for the Company’s pension plans as of June 30, 2019 and 2018, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2019	2018
Equity securities	40%	41%	41%
Fixed income securities	50%	42%	42%
Cash and other investments	10%	17%	17%

Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2019 and 2018 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Level 1		Level 2		Level 3		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Equity securities	$66.8	$63.0	$—	$—	$—	$—	$66.8	$63.0
Fixed income securities:
Corporate securities	57.9	54.6	—	—	—	—	57.9	54.6
Other:
Cash and cash equivalents	1.0	0.9	—	—	—	—	1.0	0.9
Insurance contracts and other	—	—	—	—	143.2	143.7	143.2	143.7
Total pension plan assets	$125.7	$118.5	$—	$—	$143.2	$143.7	$268.9	$262.2

The following is a description of the valuation methodologies used for plan assets measured at fair value:
Equity securities-The fair values reflect the closing price reported on a major market where the individual securities are traded. These investments are classified within Level 1 of the valuation hierarchy.
Corporate securities-The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are classified within Level 1 of the valuation hierarchy.
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
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2019 and 2018 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2019	June 30, 2018
Insurance contracts:
Fair value—July 1	$143.7	$130.2
Plan assets from acquisitions	—	—
Return on plan assets	(0.2)	14.0
Purchases, sales and settlements, net	(2.5)	3.9
Effect of exchange rates	2.2	(4.4)
Fair value—June 30	$143.2	$143.7

Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $35.5 and $2.4 to its international pension and other post-employment benefit plans, respectively, during fiscal 2020.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2020	$1.3	$36.9	$2.4	$40.6
2021	1.3	25.2	2.8	29.3
2022	1.3	25.1	3.1	29.5
2023	1.3	25.8	3.4	30.5
2024	1.2	25.8	3.5	30.5
2025 - 2027	5.8	152.2	18.9	176.9

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
During August 2018, the Company extended the maturity of the interest rate swap portfolio through fiscal 2021 by replacing its original swap contracts with swap contracts having longer maturities to manage the medium term exposure to interest rate increases. The Company received $43.2 for settlement of the original swap contracts. As the forecasted interest expense under the original swap agreements is still probable, the related AOCI/(L) will be amortized in line with the timing of the forecasted transactions. As of June 30, 2019 and 2018, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0.
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
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. For fiscal 2019, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
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
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. Foreign currency denominated borrowings designated as net investment hedges had nominal exposures of €3,699.3 million and €3,204.1 million as of June 30, 2019 and 2018, respectively.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the foreign currency denominated loans payable. The critical terms (underlying notional and currency) of the loans payable match the portion of the net investments designated as being hedged. The net investment hedges were equal to the designated portions of the international

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

subsidiaries’ investment balances as of June 30, 2019. As such, the net investment hedges were considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Consolidated Balance Sheets.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $214.8 and $115.0 as of June 30, 2019 and 2018, respectively.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2019	2018	2017
Foreign exchange forward contracts	$0.9	$(0.3)	$(0.8)
Interest rate swap contracts	(47.4)	27.0	40.8
Net investment hedges	99.8	138.7	(21.2)

The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(13.3) and $31.7 as of June 30, 2019 and 2018, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(1.7).
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Reclassified from AOCI/(L)	Fiscal Year Ended June 30,
	2019	2018	2017
Foreign exchange forward contract:
Net revenues	$—	$(0.8)	$2.4
Cost of sales	0.2	(0.7)	(2.2)
Interest rate swap contracts:
Interest income (expense), net	12.4	6.9	(9.3)

Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations	Fiscal Year Ended June 30,
	2019	2018	2017
Selling, general and administrative	$0.1	$(0.8)	$(0.1)
Interest income (expense), net	0.1	17.5	(6.5)
Other income (expense), net	—	0.2	(1.1)

20. MANDATORILY REDEEMABLE FINANCIAL INTEREST
United Arab Emirates subsidiary
The Company is required under a shareholders agreement to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement. As of June 30, 2019 and 2018, the liability amounted to $7.5 and $8.2, respectively, of which $6.1 and $6.7, respectively, was recorded in Other noncurrent liabilities and $1.4 and $1.5, respectively, was recorded in Accrued expenses and other current liabilities.

The assets of the U.A.E. subsidiary are restricted in that they are not available for general business use outside the context of the U.A.E. subsidiary and creditors (or beneficial interest holders) do not have recourse to the Company or to its other assets. The U.A.E. subsidiary has total assets and total liabilities of $37.2 and $26.7 as of June 30, 2019, and $33.2 and $20.2 as of June 30, 2018, respectively.
Southeast Asian subsidiary
On May 23, 2017, the Company entered into the Sale of Shares and Termination Deed, as amended (the “Termination Agreement”) to purchase the remaining 49% noncontrolling interest from the noncontrolling interest holder of a certain Southeast Asian subsidiary for a purchase price of $45.0. Additionally, all remaining retained earnings will be paid out as dividends by December 31, 2019. As a result of the Termination Agreement, the noncontrolling interest balance is recorded as an MRFI. The MRFI balance was accreted to the redemption value through the effective date of the purchase with changes in the balance being reflected in Other income (expense) in the Consolidated Statements of Operations. The termination was effective on June 30, 2019 and the Company remitted purchase consideration of $45.0 in July of fiscal 2020 to the noncontrolling interest holder.
As of June 30, 2019 and 2018, the MRFI liability, which includes the termination payment and dividends payable to the noncontrolling interest holder, amounted to $50.4 and $45.1, respectively, which was recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheet.
21. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2019, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East and in the consolidated subsidiaries related to the Younique acquisition. See Note 3—Business Combinations.
Younique
As of June 30, 2018, the Younique membership holders had a 40.6% membership interest in Foundation, which holds 100% of the units of Younique. During the year ended June 30, 2019, additional shares of Foundation were issued to employees of Younique under a stock ownership program and incentive stock grants were granted, resulting in a 0.1% increase to the noncontrolling interest ownership percentage. The cumulative impact of the additional shares for the year ended June 30, 2019 was recorded as an increase to RNCI of $1.6 and a decrease in additional paid-in capital (“APIC”) of $1.6.
The Company accounts for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s ability to put their shares to the Company in certain circumstances. While Foundation is a majority-owned consolidated subsidiary, the Company records income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $365.3 and $597.7 as the redeemable noncontrolling interest balances as of June 30, 2019 and 2018, respectively.
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
The amount at which the Foundation Put right and Foundation Call right can be exercised is based on a fair value at the exercise date, multiplied by the noncontrolling interest holder’s percentage interest in Foundation. In certain circumstances the Foundation Put right or the Foundation Call right may be exercised at a discount or a premium. Currently management views the possibility of these circumstances occurring as remote. The noncontrolling interests are redeemable outside of the Company’s control and are recorded in the Consolidated Balance Sheets at the higher of the redemption value (fair value) or the carrying value (the acquisition date fair value adjusted for the noncontrolling interest’s share of net income (loss) and dividends). The Company adjusts Foundation’s RNCI at the end of each reporting period with changes recognized as adjustments to APIC.
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
Subsidiary in the Middle East
As of June 30, 2019, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $86.5 and $63.6 as the redeemable noncontrolling interest balances as of June 30, 2019 and 2018, respectively.

Middle East
Percentage of redeemable noncontrolling interest	25.0% (a)
Earliest exercise date(s)	December 2028 (b)
Formula of redemption value	3-year average of EBIT (c) * 6

(a) The parties are entitled to call or put the remaining interest in July 2028. The Put right and Call right will be exercised in respect of the noncontrolling interest holder’s percentage of shares of the Middle East subsidiary at the time of the exercise.
(b) The parties are entitled to call or put the noncontrolling interest holder’s percentage of shares of the subsidiary in December 2028.
(c) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
22. EQUITY
Common Stock
As of June 30, 2019, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. Prior to September 30, 2016, the Company had Class B Common Stock outstanding. As of June 30, 2019, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 754.2 million.
In the fiscal years ended June 30, 2019, 2018, and 2017, the Company issued 1.0 million, 2.9 million, and 2.5 million shares of its Class A Common Stock, respectively, and received $5.2, $22.6, and $21.3, in cash, respectively, in connection with the exercise of employee stock options and settlement of RSUs and special incentive awards.
During the fiscal years ended June 30, 2019, 2018 and 2017, Cottage Holdco B.V. (“Cottage”), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), and JABC acquired 10.8 million, 14.9 million and 2.6 million shares, respectively, of Class A Common Stock in the open market. The Company did not receive any proceeds from these stock purchases conducted by Cottage or JABC.
On April 30, 2019, Cottage completed a tender offer transaction (the “Offer”), acquiring 150.0 million of outstanding Class A shares of the Company at a price of $11.65 per share and as a result, became the Company’s majority stockholder. Immediately after completion of this tender offer transaction, Cottage indirectly controlled approximately 60% of Coty’s Class A shares and the Company became a majority-owned subsidiary of Cottage. Both Cottage and the shares of the Company held by JABC are indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company did not receive any proceeds from these stock purchases conducted by Cottage.
On October 1, 2016, the Company issued 409.7 million shares of Class A Common Stock in connection with the closing of the P&G Beauty Business acquisition as described in Note 3—Business Combinations.
On September 30, 2016, JABC converted all of its shares of Class B Common Stock of the Company into shares of Class A Common Stock of the Company. The Company issued approximately 262.0 million shares of Class A Common Stock to JABC upon the conversion of JABC’s shares of Class B Common Stock. Prior to October 1, 2016, the Company was a majority-owned subsidiary of JABC.

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
Preferred Stock
As of June 30, 2019, the Company’s preferred stock consisted of Series A and Series A-1 Preferred Stock with a par value of $0.01. The Series A and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law. As of June 30, 2019, total authorized shares of preferred stock are 20.0 million.
On May 18, 2018, the Company reduced the total authorized number of shares of Series A Preferred Stock from 6.5 million to 6.3 million.
On January 15, 2019, the Company cancelled 3.0 million shares of its Series A Preferred Stock that were forfeited during the six months ended December 31, 2018, reducing the total authorized number of shares of Series A Preferred Stock from 6.3 million to 3.3 million.
On February 4, 2019, the Company authorized, designated and issued 6.9 million shares of Series A-1 Preferred Stock.
On June 14, 2019, the Company authorized, designated and issued 1.0 million shares of Series A-1 Preferred Stock, increasing the total authorized number of shares of Series A-1 Preferred Stock from 6.9 million to 7.9 million.
On June 18, 2019, the Company cancelled 0.4 million shares of its Series A Preferred Stock that were forfeited during the three months ended March 31, 2019, reducing the total authorized number of shares of Series A Preferred Stock from 3.3 million to 2.9 million.
The Series A and Series A-1 Preferred Stock are issued to executive officers and directors under subscription agreements. Generally, the subscription agreements entitle the holder of the vested Series A or Series A-1 Preferred Stock to exchange the Series A or Series A-1 Preferred Stock into either cash or shares of Class A Common Stock, at the election of the Company, at the exchange value. The exchange value is generally equal to the difference between the 10-day trailing average closing price of a share of Class A Common Stock on the date of exchange and a predetermined hurdle price. The Series A Preferred Stock generally vests on the fifth anniversary of issuance, subject to continued employment with the Company and investment by the holder in shares of Class A Common Stock throughout the vesting period. The Series A-1 Preferred Stock generally vests on graded vesting terms where 60% of the award granted vests after three years, 20% of the award granted vests after four years and 20% of the award granted vests after five years, subject to continued employment with the Company and investment by the holder in shares of Class A Common Stock throughout the vesting period. To the extent the Company controls whether such shares will be settled in cash or equity and intends to settle the grant in equity, the grant is treated as an equity grant, otherwise the grant is treated as a liability grant.
The following table summarizes the key terms of each outstanding issuance of Series A and Series A-1 Preferred Stock:

Issuance Date	Type	Number of Shares Awarded at Grant Date (millions of shares)	Number of Shares Outstanding (millions of shares)	Hurdle Price per Share
February 16, 2017 (a)	Series A	0.5	0.3	$22.66
March 27, 2017 (a) (b)	Series A	1.0	1.0	$22.39
November 16, 2017 (a)	Series A	1.0	0.2	$19.85
February 4, 2019 (a)	Series A-1	6.9	6.9	$8.75
June 14, 2019 (a)	Series A-1	1.0	1.0	$14.48

(a)
If the holder does not exchange the vested Series A or Series A-1 Preferred Stock by a specified expiration date, the Company must automatically exchange the Series A or Series A-1 Preferred Stock into cash or shares, at election of the Company.

(b)
This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2019. An expense (income) of $(0.1) and $(1.7) and $3.8 was recorded during fiscal 2019, 2018 and 2017, respectively, and has been included in Selling, general and administrative expense on the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

As of June 30, 2019, total authorized shares of Series A and Series A-1 Preferred Stock are 2.9 million and 7.9 million, respectively, and total outstanding shares of Series A and Series A-1 Preferred Stock are 1.5 million and 7.9 million, respectively. Of the 1.5 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 0.3 million shares vest on February 16, 2022 and 0.2 million shares vest on November 16, 2022. Of the 7.9 million outstanding shares of Series A-1 Preferred Stock, 4.1 million shares vest on November 12, 2021, 1.4 million shares vest on November 12, 2022, 1.4 million shares vest on November 12, 2023, 0.6 million shares vest on May 10, 2022, 0.2 million shares vest on May 10, 2023 and 0.2 million shares vest on May 10, 2024. As of June 30, 2019, the Company classified $0.7 Series A and Series A-1 Preferred Stock as equity and $2.0 as a liability, inclusive of the related cash bonuses, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Dividends
On June 6, 2019, the Company registered 9.3 million shares of Class A Common Stock for purchase under the Stock Dividend Reinvestment Program. All holders of records of Class A Common Stock have the opportunity to participate in the program. If a holder elects to participate in the program, fifty percent (50%) of their cash dividends will be reinvested in additional shares of Class A Common Stock.
Prior to October 2016, the Company declared annual cash dividends in the first quarter of the fiscal year. Beginning after October 2016, the Company began declaring cash dividends on a quarterly basis.
The P&G Beauty Business Acquisition dated July 8, 2015 (the “Transaction Agreement”) restricted the Company’s ability to declare, make or pay any dividends, other than in the ordinary course and for an amount not to exceed $0.25 per share prior to the closing of the P&G Beauty Business transaction, without P&G consent. In July 2016, P&G provided consent to the Company’s dividend declared on August 1, 2016.
The following dividends were declared during fiscal years 2019, 2018 and 2017:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Settled in Cash	Dividends Settled in Stock (a)	Dividends Payable (b)
Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	N/A	$0.8
November 7, 2018	Quarterly	$0.125	November 30, 2018	$95.1	December 14, 2018	$93.9	N/A	$1.2
February 8, 2019	Quarterly	$0.125	February 28, 2019	$95.1	March 15, 2019	$93.9	N/A	$1.2
May 8, 2019	Quarterly	$0.125	June 6, 2019	$95.1	June 28, 2019	$63.4	$30.6	$1.1
Fiscal 2019		$0.500		$379.9		$345.0	$30.6	$4.3

Fiscal 2018
August 22, 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	N/A	$0.8
November 9, 2017	Quarterly	$0.125	November 30, 2017	$94.6	December 14, 2017	$93.7	N/A	$0.9
February 8, 2018	Quarterly	$0.125	February 28, 2018	$94.6	March 15, 2018	$93.8	N/A	$0.8
May 9, 2018	Quarterly	$0.125	May 31, 2018	$94.6	June 14, 2018	$93.8	N/A	$0.8
Fiscal 2018		$0.500		$378.2		$374.9	N/A	$3.3

Fiscal 2017
August 1, 2016	Annual	$0.275	August 11, 2016	$93.4	August 19, 2016	$92.4	N/A	$1.0
December 9, 2016	Quarterly	$0.125	December 19, 2016	$94.0	December 28, 2016	$93.4	N/A	$0.6
February 9, 2017	Quarterly	$0.125	February 28, 2017	$94.0	March 10, 2017	$93.4	N/A	$0.6
May 10, 2017	Quarterly	$0.125	May 31, 2017	$94.0	June 13, 2017	$93.4	N/A	$0.6
Fiscal 2017		$0.650		$375.4		$372.6	N/A	$2.8

(a)	The June 28, 2019 stock dividend payment of $30.6 resulted in the issuance of 2.4 million shares of Class A Common Stock.

(b)
The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheet.

Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of June 30, 2019 was $(347.5), consisting of $345.0 dividends settled in cash, $4.3 dividends payable, offset by $1.8 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.2 for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2019. Thus, total dividends settled in cash during the twelve months ended June 30, 2019 was $346.2.
Total accrued dividends on unvested RSUs and phantom units of $2.2 and $5.2, $0.8 and $5.2 and $1.0 and $3.2 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheet as of June 30, 2019, 2018 and 2017, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2017	$12.6	$(23.7)	$(20.8)	$36.3	$4.4
Other comprehensive income before reclassifications	19.2	138.7	(23.5)	20.8	155.2
Net amounts reclassified from AOCI/(L) (a)	(4.0)	—	—	(3.3)	(7.3)
Net current-period other comprehensive income	15.2	138.7	(23.5)	17.5	147.9
Adjustment due to the adoption of ASU 2018-02 (Note 2)	$3.9	$—	$—	$2.6	$6.5
Ending balance at June 30, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8
Other comprehensive income before reclassifications	(35.5)	99.8	(213.1)	(53.8)	(202.6)
Net amounts reclassified from AOCI/(L) (a)	(9.5)	—	—	(5.5)	(15.0)
Net current-period other comprehensive income	(45.0)	99.8	(213.1)	(59.3)	(217.6)
Ending balance at June 30, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)

(a) Amortization of actuarial gains (losses) of $7.0 and $5.2, net of taxes of $1.5 and $1.9, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2019 and 2018, respectively (see Note 18—Employee Benefit Plans).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2019, the Company has $396.8 remaining under the Incremental Repurchase Program. The following table summarizes the share repurchase activities during the years ended June 30, 2019, 2018 and 2017:

Period	Number of shares repurchased (in millions)	Cost of shares repurchased (in millions)	Lowest fair value of shares repurchased per share	Highest fair value of shares repurchased per share
Fiscal Year Ended June 30, 2019	—	$—	$—	$—
Fiscal Year Ended June 30, 2018	—	$—	$—	$—
Fiscal Year Ended June 30, 2017	1.4	$36.3	$25.35	$27.40

23. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2019, up to 75.0 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans, of which 55.2 million shares were available. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
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
Total share-based compensation is shown in the table below:

	2019	2018	2017
Equity plan expense	$16.9	$31.6	$20.0
Liability plan (income) expense	(2.1)	(1.0)	4.6
Fringe expense	0.4	2.8	4.4
Total share-based compensation expense	$15.2	$33.4	$29.0

The share-based compensation expense for fiscal 2019, 2018 and 2017 of $15.2, $33.4 and $29.0, respectively, includes $33.5, $33.4, and $29.0 expense for the respective period offset by $(18.3), nil and nil income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in estimated forfeiture rates during the period.
As of June 30, 2019, the total unrecognized share-based compensation expense related to unvested stock options, Series A and Series A-1 Preferred Stock and restricted stock units and other share awards is $50.5, $9.1 and $80.9, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred Stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 4.26, 4.44 and 3.52 years, respectively.
Nonqualified Stock Options
During fiscal 2019, 2018 and 2017, the Company granted 19.4 million, 5.9 million and 9.3 million nonqualified stock option awards, respectively. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
During fiscal 2019, 2018 and 2017, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on the grant date estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2019	2018	2017
Expected life	6.50 years	7.50 years	7.50 years
Risk-free interest rate	2.56%	2.19%	1.60%
Expected volatility	40.73%	36.03%	36.74%
Expected dividend yield	4.64%	2.98%	1.62%

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
Nonqualified stock options generally become exercisable 5 years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire 10 years from the date of the grant.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The Company’s outstanding nonqualified stock options as of June 30, 2019 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2018	13.4	$16.75
Granted	19.4	10.89
Exercised	(0.6)	9.14
Forfeited	(4.3)	16.42
Outstanding at June 30, 2019	27.9	$12.89
Vested and expected to vest at June 30, 2019	18.9	$12.85	$10.4	8.67
Exercisable at June 30, 2019	1.1	$10.04	$3.50	1.63

Of the 27.9 million stock options outstanding, 14.5 million vest on the fifth anniversary of the grant date and 13.4 million vest on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years.
The grant prices of the outstanding options as of June 30, 2019 ranged from $8.25 to $20.42. The grant prices for exercisable options ranged from $8.25 to $10.50.
A summary of the aggregated weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised for fiscal 2019, 2018 and 2017 is presented below:

	2019	2018	2017
Weighted-average grant date fair value of stock options	$2.87	$4.87	$6.34
Intrinsic value of options exercised	11.5	32.2	26.3

The Company’s non-vested nonqualified stock options as of June 30, 2019 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2018	11.7	$5.60
Granted	19.4	2.87
Forfeited	(4.3)	5.03
Non-vested at June 30, 2019	26.8	$3.72

The share-based compensation expense recognized on the nonqualified stock options is $5.2, $11.9 and $9.1 during fiscal 2019, 2018 and 2017, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 1.4 million, 2.0 million and 0.8 million shares in fiscal 2019, 2018 and 2017, respectively, and received matching nonqualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus LTIP. There was no share-based compensation expense recorded in connection with Purchased Shares for fiscal 2019, 2018 and 2017. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A and Series A-1 Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2019, 2018 and 2017 and the Company recognized an (income) expense of $(4.4), $0.1 and $4.4 in fiscal 2019, 2018 and 2017, respectively. See Note 22—Equity for additional information.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

In fiscal 2017, the Company granted Series A Preferred Stock that included cash bonus payments tied to the exercisability of the awards. Due to the addition of cash bonus payments in connection with the grant of Series A Preferred Stock to certain executives in fiscal 2017, the Company began estimating the fair value of the Series A Preferred Stock using a binomial lattice model to value the equity and cash bonus components of the combined instrument. The lattice structure the Company uses to value the awards consists of (i) a common stock lattice that models the possible stock price movements from the valuation date to the maturity date consistent with the stock price and estimated volatility on the valuation date; (ii) a share exchange lattice that calculates the value of the common stock received on conversion; (iii) a cash exchange lattice that calculates the value of the cash bonus; and (iv) a continuation value lattice that tracks the holding value of the combined instrument. In Fiscal 2019, the Company granted Series A-1 Preferred Stock with similar terms as previously granted Series A Preferred Stock and used the binomial lattice model to value the equity and cash bonus components of the combined instrument. As of June 30, 2019, the fair value of the Company’s outstanding Series A and Series A-1 Preferred Stock that are liability accounted were estimated with the following weighted-average assumptions.

	2019	2018	2017
Expected life, in years	4.97 years	4.52 years	5.86 years
Expected volatility	42.53%	35.00%	30.00%
Risk-free rate of return	2.45%	2.70%	1.99%
Dividend yield on Class A Common Stock	6.19%	3.55%	2.67%
Yield on cash	N/A	N/A	4.70%

Expected life, in years - The expected life represents the period of time (years) that Series A or Series A-1 Preferred Stock granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective Series A or Series A-1 Preferred Stock.
Expected volatility - The Company calculates expected volatility based on the average of historical and implied volatilities.
Risk-free rate of return - The Company bases the risk-free rate of return on the US Constant Maturity Treasury Rate.
Dividend yield on Class A Common Stock - The Company calculated the weighted-average dividend yield on shares using the annualized dividend rate calculated on the per share dividend paid quarterly and the stock price as of the valuation date.
Yield on cash - The Company calculated the weighted-average yield of comparable securities with a similar credit rating to the Company as of June 30, 2019, 2018 and 2017, respectively.
Series A and Series A-1 Preferred Shares generally expire seven years from the date of the grant.
The Company’s outstanding Series A and Series A-1 Preferred Shares as of June 30, 2019 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2018	5.0	$23.62
Granted	7.9	9.46
Forfeited	(3.5)	$24.28
Outstanding at June 30, 2019	9.4	$11.47
Vested and expected to vest at June 30, 2019	8.9	$10.91	$22.20	6.25

The Company’s non-vested shares of Series A and Series A-1 Preferred Stock as of June 30, 2019 and activity during the fiscal year then ended are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2018	4.0	$4.99
Granted	7.9	1.24
Forfeited	(3.5)	5.16
Non-vested at June 30, 2019	8.4	$1.39

Restricted Share Units
On October 1, 2018, the Company’s Board of Directors approved a modification of the vesting schedules for certain RSUs granted during fiscal 2017, 2018 and 2019 to improve the Company’s ability to retain the affected employees, from five year cliff vesting to graded vesting where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. Five hundred sixty employees held outstanding awards subject to the October 1, 2018 modification. During the fiscal year ended June 30, 2019, the incremental stock based compensation expense resulting from the modification was offset by income from actual and expected forfeitures in the modified awards.
During fiscal 2019, 6.9 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors. During fiscal 2018, 3.7 million RSUs were granted under the Omnibus LTIP and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors.
The Company’s outstanding RSUs as of June 30, 2019 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2018	7.5
Granted	7.0
Settled	(0.6)
Cancelled	(3.4)
Outstanding at June 30, 2019	10.5
Vested and expected to vest at June 30, 2019	8.6	$114.4	2.16

The share-based compensation expense recorded in connection with the RSUs was $14.4, $21.4 and $15.4 during fiscal 2019, 2018 and 2017, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2019 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2018	7.2	$19.57
Granted	7.0	11.38
Vested	(0.6)	17.49
Cancelled	(3.4)	17.46
Outstanding and nonvested at June 30, 2019	10.2	$14.79

The total intrinsic value of RSUs vested and settled during fiscal 2019, 2018 and 2017 is $11.1, $12.5 and $3.5, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units will be settled in shares of Class A Common Stock on the fifth anniversary of the grant date or, in the event of a change of control or Mr. Becht’s death or disability, immediately. The Company recognized $8.0 of share-based compensation expense during the fiscal year ended June 30, 2016 as there are no service or performance conditions with respect to the phantom units.
24. NET LOSS ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net loss attributable to Coty Inc. per common share (“basic EPS”) is computed by dividing net loss attributable to Coty Inc. by the weighted-average number of common shares outstanding during the period. Net loss attributable to Coty Inc. per common share assuming dilution (“diluted EPS”) is computed by using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of nonqualified stock options, Series A and Series A-1 Preferred Stock and RSUs as of June 30, 2019 and 2018. The dilutive effect of these outstanding instruments is reflected in diluted EPS by application of the treasury stock method.
Net loss attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2019, 2018 and 2017. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2019	2018	2017
Net loss attributable to Coty Inc.	$(3,784.2)	$(168.8)	$(422.2)
Weighted-average common shares outstanding—Basic	751.2	749.7	642.8
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	—	—
Effect of restricted stock and RSUs(b)	—	—	—
Weighted-average common shares outstanding—Diluted	751.2	749.7	642.8
Net loss attributable to Coty Inc. per common share:
Basic	$(5.04)	$(0.23)	$(0.66)
Diluted	(5.04)	(0.23)	(0.66)

(a)
As of June 30, 2019, 2018 and 2017, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

(b)	As of June 30, 2019, 2018 and 2017, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
25. LEGAL CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (including asbestos related claims), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Certain Litigation. Two purported stockholder class action complaints concerning the Cottage Tender Offer and the Schedule 14D-9 were filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware, but have not yet been served. In both complaints, the plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief.
A third consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund, on behalf of itself and all similarly situated holders of Coty Inc., v. Peter Harf, Pierre Laubies, Sabine Chalmers, Joachim Faber, Olivier Goudet, Anna-Lena Kamenetzky, Erhard Schoewel, Robert Singer, Paul S. Michaels, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V., Case No. 2019-0336-CB (“Massachusetts Laborers”). On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Amended Complaint sought, among other things, monetary relief. The defendants responded to the Amended Complaint on August 22, 2019.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through June 30, 2019 amount to a total R$249.0 million (approximately $65.2 as of June 30, 2019). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
26. SUBSEQUENT EVENTS
Quarterly Dividend
On August 28, 2019, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, restricted stock units (the “RSUs”) and phantom units. The dividend will be payable on September 30, 2019 to holders of record of Common Stock on September 9, 2019. The shareholders will have an option to elect to receive their dividend 50% in cash and 50% in Common Stock.
Turnaround Plan
As described in Note 6—Restructuring Costs, the Company announced the Turnaround Plan on July 1, 2019. As part of this initiative, the Company intends to incur cash costs of $600.0, beginning in fiscal 2020 through fiscal 2023. The estimate includes cash costs associated with restructuring, primarily related to employee termination benefits, as well as other business realignment costs, including costs associated with the consolidation of management headquarters and systems redesign to support changes in the Company’s reporting structure. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs.
Divestiture
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, which holds the net assets of Younique, to an existing noncontrolling interest holder. The closing of the transaction is subject to certain regulatory clearances and is expected to occur by the end of calendar year 2019.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2019, 2018, and 2017
($ in millions, except per share data)
Valuation and Qualifying Accounts

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Received through Acquisition	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts:
2019	$81.8	$—	$11.6		$(45.3)	(a)(b)	$48.1
2018	58.5	—	16.3		7.0	(a)(b)	81.8
2017	35.2	—	32.8		(9.5)	(b)	58.5
Allowance for customer returns:
2019	$81.1	$—	161.2		(186.0)		$56.3
2018	67.3	10.1	169.8		(166.1)		81.1
2017	57.3	11.4	165.7		(167.1)		67.3
Deferred tax valuation allowances:
2019	$104.6	$—	$4.6	(c)	$(41.5)		$67.7
2018	60.3	—	54.7	(c)	(10.4)		104.6
2017	179.2	—	9.2	(c)	(128.1)		60.3

(a)	Includes reclassification between the allowance for doubtful accounts and gross trade receivables for presentation purposes.

(b)	Includes amounts written-off, net of recoveries and cash discounts.

(c)	Includes foreign currency translation adjustments unless otherwise noted.

S-1