Form 10-Q
period 2019-09-30
COTY INC.
filed 2019-11-06
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 30, 2019, 757,891,956 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net revenues	$1,942.8	$2,031.3
Cost of sales	738.4	809.1
Gross profit	1,204.4	1,222.2
Selling, general and administrative expenses	1,072.6	1,122.3
Gain on sale of business (See Note 5)	(84.5)	—
Amortization expense	84.3	92.5
Restructuring costs	6.0	15.5
Asset impairment charges	—	12.6
Operating income (loss)	126.0	(20.7)
Interest expense, net	77.4	64.1
Other expense, net	2.2	2.7
Income (loss) before income taxes	46.4	(87.5)
Benefit for income taxes	(9.9)	(77.4)
Net income (loss)	56.3	(10.1)
Net income attributable to noncontrolling interests	2.8	1.2
Net income attributable to redeemable noncontrolling interests	1.2	0.8
Net income (loss) attributable to Coty Inc.	$52.3	$(12.1)
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.07	$(0.02)
Diluted	0.07	(0.02)
Weighted-average common shares outstanding:
Basic	754.2	750.8
Diluted	758.9	750.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$56.3	$(10.1)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(122.6)	(48.9)
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $0.2 and $(0.3), during the three months ended, respectively	(1.2)	1.0
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $0.5 during the three months ended, respectively	(0.8)	0.1
Total other comprehensive loss, net of tax	(124.6)	(47.8)
Comprehensive loss	(68.3)	(57.9)
Comprehensive income (loss) attributable to noncontrolling interests:
Net income	2.8	1.2
Foreign currency translation adjustment	—	0.2
Total comprehensive income attributable to noncontrolling interests	2.8	1.4
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.2	0.8
Comprehensive loss attributable to Coty Inc.	$(72.3)	$(60.1)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$350.4	$340.4
Restricted cash	31.0	40.0
Trade receivables—less allowances of $55.3 and $48.1, respectively	1,036.6	1,161.2
Inventories	1,150.8	1,153.3
Prepaid expenses and other current assets	563.9	577.8
Total current assets	3,132.7	3,272.7
Property and equipment, net	1,469.9	1,600.6
Goodwill	4,917.3	5,073.8
Other intangible assets, net	6,963.8	7,422.3
Operating lease right-of-use assets (See Note 3)	491.9	—
Deferred income taxes	156.0	146.3
Other noncurrent assets	151.9	149.7
TOTAL ASSETS	$17,283.5	$17,665.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,548.1	$1,732.7
Accrued expenses and other current liabilities	1,343.7	1,483.7
Short-term debt and current portion of long-term debt	185.4	193.8
Current operating lease liabilities (See Note 3)	96.5	—
Income and other taxes payable	63.7	66.9
Total current liabilities	3,237.4	3,477.1
Long-term debt, net	7,453.5	7,469.9
Long-term operating lease liabilities (See Note 3)	457.9	—
Pension and other post-employment benefits	570.0	593.5
Deferred income taxes	630.9	652.5
Other noncurrent liabilities	374.9	427.2
Total liabilities	12,724.6	12,620.2
COMMITMENTS AND CONTINGENCIES (See Note 17)
REDEEMABLE NONCONTROLLING INTERESTS	94.6	451.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 9.4 and 9.4 issued and outstanding, respectively, at September 30, 2019 and June 30, 2019	0.1	0.1
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 822.5 and 819.2 issued and 757.0 and 754.2 outstanding, respectively, at September 30, 2019 and June 30, 2019	8.1	8.1
Additional paid-in capital	10,566.1	10,620.5
Accumulated deficit	(4,489.6)	(4,541.2)
Accumulated other comprehensive income	(183.4)	(58.8)
Treasury stock—at cost, shares: 65.5 and 65.0, respectively, at September 30, 2019 and June 30, 2019	(1,446.3)	(1,441.8)
Total Coty Inc. stockholders’ equity	4,455.0	4,586.9
Noncontrolling interests	9.3	6.5
Total equity	4,464.3	4,593.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$17,283.5	$17,665.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8
Adjustment due to the adoption of ASC 842 (See Note 2)						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1		0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income (loss)						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—	—	—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	$0.1	822.5	$8.1	$10,566.1	$(4,489.6)	$(183.4)	65.5	$(1,446.3)	$4,455.0	$9.3	$4,464.3	$94.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three Months Ended September 30, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU No. 2016-16						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per common share)					(94.0)					(94.0)		(94.0)
Net (loss) income						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 16)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56.3	$(10.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179.2	185.6
Operating lease right-of-use asset amortization (See Note 3)	26.1	—
Deferred income taxes	(32.6)	(99.8)
Provision for bad debts	9.8	6.1
Provision for pension and other post-employment benefits	9.0	9.1
Share-based compensation	6.2	6.4
Gain on sale of business (See Note 5)	(84.5)	—
Asset impairment charges	—	12.6
Other	12.4	11.5
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	71.7	35.6
Inventories	(72.9)	(109.5)
Prepaid expenses and other current assets	(12.1)	40.2
Accounts payable	(103.2)	(83.2)
Accrued expenses and other current liabilities	4.0	(101.3)
Operating lease liabilities	(26.7)	—
Income and other taxes payable	4.4	7.6
Other noncurrent assets	(8.2)	(5.0)
Other noncurrent liabilities	1.0	12.3
Net cash provided by (used in) operating activities	39.9	(81.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86.4)	(133.6)
Proceeds from sale of business, net of cash disposed	25.6	—
Payment for asset acquisitions	—	(40.8)
Net cash used in investing activities	(60.8)	(174.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, original maturity less than three months	(3.4)	(17.8)
Proceeds from revolving loan facilities	972.6	771.9
Repayments of revolving loan facilities	(776.5)	(239.8)
Repayments of term loans and other long-term debt	(46.1)	(48.1)
Dividend payment	(63.3)	(93.8)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	0.6	0.7
Payments for purchases of Class A Common Stock held as Treasury Stock	(4.5)	—
Net proceeds from (payments of) foreign currency contracts	5.3	(3.7)
Purchase of remaining mandatorily redeemable noncontrolling interest	(45.0)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(2.6)	(5.6)
Payment of debt issuance costs	—	(10.0)
All other	(0.4)	(2.0)
Net cash provided by financing activities	36.7	351.8
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14.8)	(4.5)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.0	91.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	380.4	362.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$381.4	$453.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$57.7	$48.9
Cash received during the period for settlement of interest rate swaps	—	43.2
Cash paid during the period for income taxes, net of refunds received	39.7	23.9
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$67.2	$97.0
Non-cash Common Stock dividend	30.9	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2020” refer to the fiscal year ending June 30, 2020. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
The Company’s sales generally increase during the second fiscal quarter as a result of increased demand associated with the winter holiday season. Financial performance, working capital requirements, sales, cash flows and borrowings generally experience variability during the three to six months preceding the holiday season. Product innovations, new product launches and the size and timing of orders from the Company’s customers may also result in variability. The Company also generally experiences an increase in sales during its fourth fiscal quarter in its Professional Beauty segment as a result of higher demand prior to the summer holiday season. See Note 18—Subsequent Events for information on the Company’s turnaround plan update announced on October 21, 2019.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2019. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2019 and June 30, 2019, the Company had restricted cash of $31.0 and $40.0, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2019 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2019. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the assessment of goodwill, other intangible assets and long-lived assets for impairment and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three months ended September 30, 2019 and 2018 was (21.3)% and 88.5%, respectively. The negative effective tax rate in the three months ended September 30, 2019 results from reporting income before taxes and a benefit for income taxes. The positive effective tax rate in the three months ended September 30, 2018 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily due to the U.S. GAAP treatment of the Younique disposition in the current period and a $30.0 favorable Swiss tax ruling in the prior period.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2019 and June 30, 2019, the gross amount of UTBs was $340.3 and $336.1, respectively. As of September 30, 2019, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $165.3. As of September 30, 2019 and June 30, 2019, the liability associated with UTBs, including accrued interest and penalties, was $184.0 and $179.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.4 and $1.2 for the three months ended September 30, 2019 and 2018, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019 was $18.7 and $17.3, respectively. On the basis of the information available as of September 30, 2019, it is reasonably possible that a decrease of up to $12.9 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Factoring of Receivables
On September 25, 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain European Coty subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €93.0 million. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee. Pursuant to the European Receivables Purchase Agreement, the Company acts as collections agent for the financial institution and is responsible for the collection, and remittance to the financial institution, of all customer payments related to trade receivables factored under this arrangement. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
The Company accounts for trade receivable transfers under the European Receivables Purchase Agreement as sales and derecognizes the sold receivables from the Condensed Consolidated Balance Sheets. The fair value of sold receivables approximated their book value due to their short-term nature. The Company estimated that the fair value of its servicing responsibilities was not material. Cash received from the selling of receivables under the European Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Condensed Consolidated Statements of Cash Flows.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. The Company adopted this ASU and related amendments as of July 1, 2019 using the modified retrospective method. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the notes to the financial statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Condensed Consolidated Balance Sheets. The adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.7.
The new leasing standard includes several optional practical expedients available that entities may elect to apply upon transition. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows a lessee to carry forward its population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. In addition, the Company elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. Lastly, the Company did not elect the practical expedient related to hindsight analysis which allows a lessee to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use (“ROU”) assets.
The Company has made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Condensed Consolidated Balance Sheets. However, the Company will recognize these lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. The Company has chosen to apply this accounting policy across all classes of underlying assets. Additionally, upon adoption, the Company utilized a discount rate to determine the present value of the lease payments based on information available as of July 1, 2019.
On July 1, 2019, the Company recognized a lease liability of $617.8 and a corresponding ROU asset of $551.3, including the reclassification of approximately $66.4 of unamortized lease incentives and lease loss liabilities, upon the adoption of this standard, with minimal impact on the Condensed Consolidated Statements of Operations.
See Note 3 for further information related to Leases.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which provided guidance for improvements to accounting for hedging activities under ASC 815. The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted the standard in the first quarter of fiscal 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permitted the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes. The Company adopted the standard concurrently with the adoption of ASU No. 2017-12 in the first quarter of fiscal 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
3. LEASES
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company determines if an arrangement is a lease at lease inception. For operating leases entered into prior to July 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, July 1, 2019. For leases entered into subsequent to July 1, 2019, the operating lease ROU asset and operating lease liabilities are based on the present value of minimum payments over the lease term at the commencement date of the lease.
The Company uses discount rates to determine the present value of future lease payments. The Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists. The lease terms used to calculate the ROU asset and lease liability may include options to extend or terminate when it is reasonably certain that the Company will exercise that option.
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10.0 and 25.0 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restrict the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index (“CPI”) as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses that are not defined with a minimum rate increase are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. Approximately 92% of the Company’s lease obligations are for the use of office space. All of the Company’s material leases are operating leases.
The following chart provides additional information about the Company’s operating leases for the three months ended September 30, 2019:

Lease Cost:
Operating lease cost	$31.7
Short-term lease cost	0.7
Variable lease cost	12.4
Sublease income	(2.2)
Net lease cost	$42.6
Other information:
Operating cash outflows from operating leases	$31.9
Right-of-use assets obtained in exchange for lease obligations	(25.0)
Weighted-average remaining lease term - real estate	7.7 years
Weighted-average discount rate - real estate leases	4.07%

Future minimum lease payments for the Company’s operating leases as of September 30, 2019 are as follows:

Fiscal Year Ending June 30,
2020, remaining	$89.9
2021	103.6
2022	87.2
2023	72.4
2024	62.4
Thereafter	240.1
Total future lease payments	655.6
Less: imputed interest	(101.2)
Total present value of lease liabilities	554.4
Current operating lease liabilities	96.5
Long-term operating lease liabilities	457.9
Total operating lease liabilities	$554.4

Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as a right-of-use asset or liability in the consolidated balance sheets.
As of September 30, 2019, the Company had additional operating real estate leases that had not yet commenced of $55.0. These operating leases will commence over the next 3 months.

At June 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Fiscal Year Ending June 30,
2020	$122.2
2021	111.2
2022	91.3
2023	76.7
2024	67.8
Thereafter	252.3
Total	721.5
Less: sublease income	(20.1)
Total payments	$701.4

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
On July 1, 2019, the Company announced its turnaround plan, which includes planned changes to the reporting structure to the CODM. As part of these reporting structure changes, management expects to move from the current organizational structure into regional commercial business units in Europe, Middle East & Africa (“EMEA”) and Americas and Asia Pacific for the combined Luxury and Consumer Beauty businesses. Such regional business units will be supported by central Luxury and Consumer Beauty marketing teams. Professional Beauty is a distinct business unit. The Company anticipates that its operating and reporting segments would change upon completion of such reporting structure changes and the related changes in the financial information provided to the CODM, which is expected to occur in the third quarter of fiscal 2020. See Note 18—Subsequent Events for information on the Company’s turnaround plan update announced on October 21, 2019.
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

	Three Months Ended September 30,
SEGMENT DATA	2019	2018
Net revenues:
Luxury	$806.7	$792.9
Consumer Beauty	716.5	828.8
Professional Beauty	419.6	409.6
Total	$1,942.8	$2,031.3
Operating income (loss):
Luxury	$90.3	$48.7
Consumer Beauty	(43.3)	(18.6)
Professional Beauty	24.4	5.0
Corporate	54.6	(55.8)
Total	$126.0	$(20.7)
Reconciliation:
Operating income (loss)	$126.0	$(20.7)
Interest expense, net	77.4	64.1
Other expense, net	2.2	2.7
Income (loss) before income taxes	$46.4	$(87.5)

Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2019	2018
Fragrance	42.1%	40.8%
Color Cosmetics	24.4	26.4
Hair Care	24.6	24.1
Skin & Body Care	8.9	8.7
Total Coty Inc.	100.0%	100.0%

5. BUSINESS COMBINATIONS AND DIVESTITURES
Business Combinations
The Company did not acquire any businesses during the three months ended September 30, 2019.
Business Divestitures
Younique
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, LLC (“Foundation”), which held the net assets of Younique, LLC (“Younique”), to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”) the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9. The sale resulted in a pre-tax gain of $84.5, included in Gain on sale of business in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019. Younique’s operations are included within the Consumer Beauty segment and its results of operations through the Closing Date are included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019.
Other Transactions
Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest in a certain consolidated Southeast Asian subsidiary. Refer to Note 16—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests.

6. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2019 and 2018 are presented below:

	Three Months Ended September 30,
	2019	2018
Turnaround Plan	$8.7	$—
Global Integration Activities	(1.7)	6.5
2018 Restructuring Actions	(0.8)	9.1
Other Restructuring	(0.2)	(0.1)
Total	$6.0	$15.5

Turnaround Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in Consumer Beauty while further optimizing Luxury and Professional Beauty (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs.
Of the expected costs, the Company has incurred cumulative restructuring charges of $8.7 related to approved initiatives through September 30, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Cumulative through September 30, 2019	$7.1	$0.1	$0.1	$1.4	$8.7

Over the next four fiscal years, the Company expects to incur approximately $30.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, fixed asset write-offs and other exit-related costs.
The related liability balance and activity for the Turnaround Plan restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2019	$—	$—	$—	$—	$—
Restructuring charges	7.1	0.1	0.1	1.4	8.7
Payments	(0.6)	—	—	—	(0.6)
Non-cash utilization	—	—	(0.1)	—	(0.1)
ASC 842 adoption adjustment	—	—	—	(1.4)	(1.4)
Balance—September 30, 2019	$6.5	$0.1	$—	$—	$6.6
The Company currently estimates that the total remaining accrual of $6.6 will result in cash expenditures of approximately $5.3, $1.1 and $0.2 in fiscal 2020, 2021 and thereafter, respectively.
Global Integration Activities
In connection with the acquisition of The Procter & Gamble Company’s beauty business, the Company has incurred restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $498.3 related to approved initiatives through September 30, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$4.1	$365.0
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	(6.0)	4.5	27.8	2.2	28.5
Fiscal 2020	(1.7)	—	—	—	(1.7)
Cumulative through September 30, 2019	$393.7	$46.2	$46.7	$11.7	$498.3
The related liability balance activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$53.7	$11.7	$—	$1.6	$67.0
ASC 842 adoption adjustment	—	—	—	(1.5)	(1.5)
Payments	(8.6)	(3.1)	—	(0.1)	(11.8)
Changes in estimates	(1.7)	—	—	—	(1.7)
Effect of exchange rates	(1.7)	(0.1)	—	—	(1.8)
Balance—September 30, 2019	$41.7	$8.5	$—	$—	$50.2

The Company currently estimates that the total remaining accrual of $50.2 will result in cash expenditures of approximately $32.5, $15.7 and $2.0 in fiscal 2020, 2021 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $84.4 related to approved initiatives through September 30, 2019, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	15.4	(0.1)	—	1.5	16.8
Fiscal 2020	(0.8)	—	—	—	(0.8)
Cumulative through September 30, 2019	$78.1	$0.1	$1.3	$4.9	$84.4

The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$15.5	$0.1	$1.5	$17.1
Payments	(2.6)	(0.1)	—	(2.7)
Changes in estimates	(0.8)	—	—	(0.8)
ASC 842 adoption adjustment	—	—	(1.1)	(1.1)
Effect of exchange rates	(0.3)	—	—	(0.3)
Balance—September 30, 2019	$11.8	$—	$0.4	$12.2

The Company currently estimates that the total remaining accrual of $12.2 will result in cash expenditures of approximately $10.9, $0.9 and $0.4 in fiscal 2020, 2021 and thereafter, respectively.

Other Restructuring
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(0.2) and $(0.1) during the three months ended September 30, 2019 and 2018, respectively. The related liability balances were $4.2 and $9.0 at September 30, 2019 and June 30, 2019, respectively. The Company currently estimates that the total remaining accrual of $4.2 will result in cash expenditures of $2.0, $1.9 and $0.3 in fiscal 2020, 2021 and 2022, respectively.
7. INVENTORIES
Inventories as of September 30, 2019 and June 30, 2019 are presented below:

	September 30, 2019	June 30, 2019
Raw materials	$252.2	$259.5
Work-in-process	13.0	20.4
Finished goods	885.6	873.4
Total inventories	$1,150.8	$1,153.3

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2019 and June 30, 2019 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2019	$3,325.4	$4,844.6	$935.7	$9,105.7
Accumulated impairments	(403.7)	(3,628.2)	—	(4,031.9)
Net balance at June 30, 2019	$2,921.7	$1,216.4	$935.7	$5,073.8

Changes during the period ended September 30, 2019:
Disposition of business	$—	$(23.4)	$—	$(23.4)
Foreign currency translation	(67.0)	(42.5)	(23.6)	(133.1)

Gross balance at September 30, 2019	$3,258.4	$4,778.7	$912.1	$8,949.2
Accumulated impairments	(403.7)	(3,628.2)	—	(4,031.9)
Net balance at September 30, 2019	$2,854.7	$1,150.5	$912.1	$4,917.3

Other Intangible Assets, net
Other intangible assets, net as of September 30, 2019 and June 30, 2019 are presented below:

	September 30, 2019	June 30, 2019
Indefinite-lived other intangible assets	$2,702.5	$2,729.8
Finite-lived other intangible assets, net	4,261.3	4,692.5
Total Other intangible assets, net	$6,963.8	$7,422.3

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2019	$405.8	$1,693.1	$1,257.8	$3,356.7
Accumulated impairments	(228.4)	(368.4)	(30.1)	(626.9)
Net balance at June 30, 2019	$177.4	$1,324.7	$1,227.7	$2,729.8

Changes during the period ended September 30, 2019:
Foreign currency translation	$(6.7)	$(11.3)	$(9.3)	$(27.3)

Gross balance at September 30, 2019	$399.1	$1,681.8	$1,248.5	$3,329.4
Accumulated impairments	(228.4)	(368.4)	(30.1)	(626.9)
Net balance at September 30, 2019	$170.7	$1,313.4	$1,218.4	$2,702.5

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2019
License agreements	$3,245.3	$(874.5)	$(19.6)	$2,351.2
Customer relationships	1,951.6	(642.0)	(5.5)	1,304.1
Trademarks	1,039.5	(229.4)	(0.5)	809.6
Product formulations and technology	354.1	(126.5)	—	227.6
Total	$6,590.5	$(1,872.4)	$(25.6)	$4,692.5
September 30, 2019
License agreements	$3,147.0	$(893.3)	$(19.6)	$2,234.1
Customer relationships	1,720.4	(590.0)	(5.5)	1,124.9
Trademarks	911.7	(222.7)	(0.5)	688.5
Product formulations and technology	343.9	(130.1)	—	213.8
Total	$6,123.0	$(1,836.1)	$(25.6)	$4,261.3

In July 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
In September 2019, the Company divested all of its membership interest in Foundation, which holds the net assets of Younique (including goodwill of $23.4 and other intangible assets of $228.6). Refer to Note 5—Business Combinations and Divestitures.
Amortization expense was $84.3 and $92.5 for the three months ended September 30, 2019 and 2018, respectively.

9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30, 2019	June 30, 2019
Short-term debt	$0.7	$4.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	966.2	792.1
2018 Coty Term A Facility due April 2023	3,023.6	3,147.0
2018 Coty Term B Facility due April 2025	2,300.3	2,342.3
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	601.4	625.0
2026 Euro Notes due April 2026	273.4	284.1
Other long-term debt and capital lease obligations	0.9	1.1
Total debt	7,716.5	7,745.8
Less: Short-term debt and current portion of long-term debt	(185.4)	(193.8)
Total Long-term debt	7,531.1	7,552.0
Less: Unamortized debt issuance costs	(67.2)	(71.3)
Less: Discount on Long-term debt	(10.4)	(10.8)
Total Long-term debt, net	$7,453.5	$7,469.9

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of September 30, 2019, total short-term debt decreased to $0.7 from $4.2 as of June 30, 2019. In addition, the Company had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $51.8 and $97.1 as of September 30, 2019 and June 30, 2019, respectively.
Long-Term Debt
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
The 2026 Dollar Notes will mature on April 15, 2026. The 2026 Dollar Notes will bear interest at a rate of 6.50% per annum. Interest on the 2026 Dollar Notes is payable semi-annually in arrears on April 15 and October 15 of each year.
The 2023 Euro Notes will mature on April 15, 2023 and the 2026 Euro Notes will mature on April 15, 2026. The 2023 Euro Notes will bear interest at a rate of 4.00% per annum, and the 2026 Euro Notes will bear interest at a rate of 4.75% per annum. Interest on the Euro Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into the 2018 Coty Credit Agreement, which amended and restated the prior Coty Credit Agreement. The 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
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
On June 27, 2019, the Company entered into an amendment (“2019 Amendment”) to the 2018 Coty Credit Agreement. The 2019 Amendment modified the 2018 Coty Credit Agreement by amending the financial covenants to (i) delay until March 31, 2022 the total net leverage ratio step down from 5.25 to 5.0 (as further described in the Covenants section below), (ii) extend the applicable window for certain cost savings add-backs in the calculation of Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for purpose of determining the total net leverage ratio, and (iii) amend the determination of the exchange rate to be used for purposes of calculating “Total Indebtedness” (as defined in the 2018 Coty Credit Agreement) for purposes of the total net leverage ratio, and decreasing the total commitments under the revolving credit facility by $500.0 to $2,750.0.
Scheduled Amortization
The Company makes quarterly payments of 1.25% and 0.25%, of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, respectively. The remaining balance of the initial aggregate principal amounts of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility will be payable on the maturity date for each facility, respectively.
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	September 30, 2019		June 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,290.1	$5,987.2	$6,281.4	$6,058.9
Senior Unsecured Notes	1,424.8	1,417.8	1,459.1	1,439.6

The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.

Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2019, are presented below:

Fiscal Year Ending June 30,
2020, remaining	138.4
2021	184.6
2022	184.6
2023	4,171.0
2024	23.3
Thereafter	3,013.0
Total	7,714.9

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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2019 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted cash and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement, as amended). Adjusted EBITDA, as defined in the 2018 Coty Credit Agreement, as amended, includes certain add backs related to cost savings, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement.
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
As of September 30, 2019, the Company was in compliance with all covenants contained within the Debt Agreements.
10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30,
	2019	2018
Interest expense	$75.5	$72.4
Foreign exchange gains, net of derivative contracts	3.8	(3.6)
Interest income	(1.9)	(4.7)
Total interest expense, net	$77.4	$64.1

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$9.5	$8.2	$0.5	$0.3	$10.0	$8.5
Interest cost	0.1	0.2	2.3	3.3	0.4	0.5	2.8	4.0
Expected return on plan assets	—	—	(2.1)	(2.1)	—	—	(2.1)	(2.1)
Amortization of prior service cost (credit)	—	—	(0.2)	0.1	(1.6)	(1.5)	(1.8)	(1.4)
Amortization of net (gain) loss	0.1	(0.2)	—	0.3	—	—	0.1	0.1
Net periodic benefit cost (credit)	$0.2	$—	$9.5	$9.8	$(0.7)	$(0.7)	$9.0	$9.1

12. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk Management
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings and cross-currency swaps as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into foreign exchange forward contracts for which hedge accounting treatment has been applied which the Company anticipates realizing in the Consolidated Statements of Operations through fiscal 2020. In addition, in September 2019, the Company entered into cross-currency swap contracts in the notional amount of $550.0 and designated these cross-currency swaps as hedges of its net investment in certain foreign subsidiaries. These cross-currency swaps allow for the exchange of fixed interest payments on the agreed upon notional amounts, between the Company and the related counterparties, effectively converting the Company’s fixed rate U.S. dollar denominated debt to euro denominated debt with more favorable fixed rate interest payments over the contracts’ term. Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of each reporting period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive income (loss) (“AOCI/(L)”) until the sale or substantial liquidation of the underlying net investments.
Interest Rate Risk Management
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
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of September 30, 2019 and June 30, 2019, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $3,000.0 and $2,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $372.1 and $214.8 as of September 30, 2019 and June 30, 2019, respectively.
The accumulated gain on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $3.9 and $0.0 as of September 30, 2019 and June 30, 2019, respectively.

The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2019	2018
Foreign exchange forward contracts	$0.4	$—
Interest rate swap contracts	(0.5)	5.1
Cross-currency swap contracts	3.9	—
Net investment hedge	157.3	4.3

The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(14.5) and $(13.3) as of September 30, 2019 and June 30, 2019, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(3.9). As of September 30, 2019, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2019		2018
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.2	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.9	—	3.8

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2019	2018
Foreign exchange contracts	Selling, general and administrative expenses	$(0.2)	$—
Foreign exchange contracts	Interest expense, net	4.7	4.0
Foreign exchange contracts	Other expense, net	(0.1)	1.3

13. EQUITY
Common Stock
As of September 30, 2019, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2019, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 757.0 million.
As of September 30, 2019, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 60% of Coty’s Class A shares. Cottage Holdco B.V., a wholly-owned subsidiary of JABC, is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three months ended September 30, 2019, JABC acquired nil shares Class A Common Stock in open market purchases on the New York Stock Exchange and elected to receive 2.8 million shares of Class A Common Stock under the Company’s dividend reinvestment program.

Preferred Stock
As of September 30, 2019, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock outstanding as of September 30, 2019, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of September 30, 2019, total authorized, issued and outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock are 1.5 million and 7.9 million, respectively. The Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of September 30, 2019, the Company classified $1.2 of Preferred Stock as equity, and $2.0 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2019, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
The Company repurchased 0.5 million shares of Common Stock for $4.5 during the three months ended September 30, 2019 in connection with the exit of an executive in September 2019.
Dividends
The following dividends were declared during the three months ended September 30, 2019:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Settled in Cash	Dividends Settled in Stock (a)	Dividends Payable (b)
Fiscal 2020
August 28, 2019	Quarterly	$0.125	September 9, 2019	$0.125	September 30, 2019	$63.3	$30.9	$1.1

(a)	The September 30, 2019 stock dividend payment of $30.9 resulted in the issuance of 3.2 million shares of Class A Common Stock.

(b)
The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of September 30, 2019 was $63.5, consisting of $63.3 dividends settled in cash, $1.1 dividends payable, offset by $0.9 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of nil for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2019. Thus, total dividends settled in cash during the three months ended September 30, 2019 was $63.3.
Total accrued dividends on unvested RSUs and phantom units of $3.6 and $4.0 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2019.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)
Other comprehensive (loss) income before reclassifications	(0.5)	161.2	(283.8)	—	(123.1)
Net amounts reclassified from AOCI/(L)	(0.7)	—	—	(0.8)	(1.5)
Net current-period other comprehensive (loss) income	(1.2)	161.2	(283.8)	(0.8)	(124.6)
Balance—September 30, 2019	$(14.5)	$376.0	$(541.2)	$(3.7)	$(183.4)

(a) For the three months ended September 30, 2019, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $0.8, net of tax of $0.0.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2019	2018
Equity plan expense	$6.2	$6.4
Fringe expense	0.1	—
Total share-based compensation expense	$6.3	$6.4

The share-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, of $6.3 and $6.4 include $8.8 and $9.3 expense offset by $2.5 and $2.9 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments.
As of September 30, 2019, the total unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred Stock and restricted and other share awards is $39.9, $8.6 and $72.3, respectively. The unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred stock and restricted and other share awards is expected to be recognized over a weighted-average period of 4.00, 4.19 and 3.28 years, respectively.

Restricted Share Units and Other Share Awards
The Company granted approximately nil RSUs and other share awards during the three months ended September 30, 2019. The Company recognized share-based compensation expense of $5.0 and $4.1 for the three months ended September 30, 2019 and 2018, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three months ended September 30, 2019. The Company recognized share-based compensation expense (income) of $0.5 and $(0.1) for the three months ended September 30, 2019 and 2018, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2019. The Company recognized share-based compensation expense of $0.8 and $2.4 for the three months ended September 30, 2019 and 2018, respectively.
15. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2019	2018
	(in millions, except per share data)
Net income (loss) attributable to Coty Inc.	$52.3	$(12.1)
Weighted-average common shares outstanding—Basic	754.2	750.8
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	1.1	—
Effect of restricted stock and RSUs (b)	3.6	—
Weighted-average common shares outstanding—Diluted	758.9	750.8
Net income (loss) attributable to Coty Inc. per common share:
Basic	$0.07	$(0.02)
Diluted	0.07	(0.02)

(a)
For the three months ended September 30, 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 24.3 million shares of Common Stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended September 30, 2018, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

(b)
For the three months ended September 30, 2019, there were 0.6 million anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended September 30, 2018, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

16. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of September 30, 2019 and June 30, 2019, the liability amounted to $7.1 and $7.5, of which $5.1 and $6.1, respectively, was recorded in Other noncurrent liabilities and $2.0 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.

Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of September 30, 2019, the remaining MRFI liability of $7.2, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, relates to remaining retained earnings and will be paid out as dividends by December 31, 2019.
Redeemable Noncontrolling Interests
Younique
On September 16, 2019, the Company completed the sale of all of its membership interest in Foundation, which held the net assets of Younique. On the date of this transaction, the Younique membership holders had a 40.7% membership interest in Foundation. See Note 5—Business Combinations and Divestitures. As a result of the Company’s sale of its membership interest in Foundation, RNCI of $360.4 was derecognized as of the date of sale.
The Company accounted for the 40.7% noncontrolling interest portion of Foundation as redeemable noncontrolling interest (“RNCI”) due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. Foundation was a majority-owned consolidated subsidiary through September 16, 2019 and the Company recorded income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $365.3 as the RNCI balance as of June 30, 2019.
Subsidiary in the Middle East
As of September 30, 2019, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $94.6 and $86.5 as the RNCI balances as of September 30, 2019 and June 30, 2019, respectively.
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
Certain Litigation. Two purported stockholder class action complaints concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 were filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware, but have not yet been served. In both complaints, the plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief. The cases are captioned Phillips v. Coty, Inc., et al., Case No. 1:19-cv-00628-LPS and Rumsey v. Coty, Inc., et al., Case No. 1:19-cv-00650-LPS. On October 31, 2019, the plaintiffs in Phillips v. Coty voluntarily dismissed their complaint with prejudice.
A third consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-CB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. The defendants’ responses to the Second Amended Complaint are due on November 21, 2019.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through September 30, 2019 amount to a total of R$249.0 million (approximately $59.8). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
18. SUBSEQUENT EVENTS
Quarterly Dividend
On November 6, 2019, the Company announced a quarterly cash dividend of $0.125 per share on its Common Stock, RSUs and phantom units. The dividend will be payable on December 27, 2019 to holders of record of Common Stock as of November 18, 2019. The shareholders will have an option to elect to receive their dividend 50% in cash and 50% in Common Stock.
Turnaround Plan Update
On October 21, 2019, the Company announced that as part of its ongoing strategic review of its business, management and the Board of Directors have determined that moving forward the Company will focus more intently on its fragrance, cosmetics and skin care businesses. As a result, Coty is launching a process to explore strategic alternatives, including divestiture, for its Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Brazilian operations. The Company expects that the proceeds from any potential transaction will be used to pay down debt and return excess cash to shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Fiscal 2019 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this discussion, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s Turnaround Plan, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the strategic review of its Professional Beauty business, associated hair and nail brands sold by the Consumer Beauty division and Brazilian operations and any transaction related thereto (the “Strategic Review”), including timing of such Strategic Review and any transaction and the use of proceeds from any such transaction, its future operations and strategy, ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, impact and timing of supply chain disruptions and the resolution thereof, timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Turnaround Plan, including operational and organizational structure changes, segment reporting changes, operational execution and simplification initiatives, the move of the Company’s headquarters, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:

•
our ability to successfully implement our multi-year Turnaround Plan, including our management headquarters relocation, management realignment and segment reporting changes, and to develop and achieve our global business strategies, compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives within the expected time frame or at all;

•	the result of the Strategic Review and whether such Strategic Review will result in any transactions and the amount and use of proceeds from any such transactions;

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

•
use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, and the fair value of acquired assets and liabilities associated with acquisitions;

•	the impact of any future impairments;

•
managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Turnaround Plan, the Strategic

Review and any related transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;

•
future acquisitions, new licenses and joint ventures and the integration thereof with our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;

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

•
our dependence on entities performing outsourced functions, including outsourcing of distribution functions, and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers;

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

•
disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the move of our headquarters to Amsterdam, implementation of the Strategic Review, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;

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

•
the impact of the Cottage Tender Offer and of our Turnaround Plan, and the Strategic Review and any related transactions, on our relationships with key customers and suppliers and certain material contracts;

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

•	other factors described elsewhere in this document and in documents that we file with the SEC from time to time.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2020” refer to the fiscal year ending June 30, 2020. Any reference to a year not preceded by “fiscal” refers to a calendar year.
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
The prestige beauty market, including luxury fragrances, remains strong and our Luxury brand portfolio continues to grow in the low to mid single digits. The mass beauty categories in which we compete, including color cosmetics, hair color, mass fragrance and body care, are declining in the low single digits. While our portfolio of Consumer Beauty brands continues to underperform the market, declining in the high single digits, we have begun to see some initial positive signals as we have begun deploying our Turnaround Plan.

The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Turnaround Plan Update
In July 2019, we commenced the implementation of our multi-year Turnaround Plan, which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, and deleverage our balance sheet. In connection with the Turnaround Plan, we also announced organizational changes to reduce geographic fragmentation and costs, including the co-location of most of our executive team and corporate functions in a centralized management headquarters in Amsterdam, which is expected to host approximately 500 to 700 roles (largely impacting our London, Geneva and New York operations). These organizational changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously.
While we are in the very early stages of implementing our Turnaround Plan, we believe our first quarter fiscal 2020 performance reflects some very early results, including: (i) share gains in core countries for Sally Hansen, Rimmel and Bruno Banani as we improved our brand execution and increased brand support; (ii) improvement in our gross margin partially fueled by proactive initiatives to reduce product diversion through lower priced distribution channels; (iii) significant increase in working media behind our priority Consumer Beauty brand-country combinations; and (iv) net revenue declines in these priority Consumer Beauty brand-country combinations have decelerated and have outperformed the overall division.
In addition, going forward we have decided to focus on the fragrance, color cosmetics and skin care categories, with the goal of stabilizing the Consumer Beauty business and amplifying the performance of the Luxury business. The divestiture of the Younique business and the recently announced plan to explore strategic options, including divestiture, for our Professional Beauty business and related retail hair brands as well as our Brazilian mass beauty operations, are both reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2019 As Compared To Three Months Ended September 30, 2018.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

•
Restructuring and other business realignment costs: We have excluded costs associated with restructuring and business structure realignment programs to allow for comparable financial results to historical operations and forward-looking guidance. In addition, the nature and amount of such charges vary significantly based on the size and timing of the programs. By excluding the referenced expenses from our non-GAAP financial measures, our management is able to further evaluate our ability to utilize existing assets and estimate their long-term value. Furthermore, our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Asset impairment charges: We have excluded the impact of asset impairments as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Gain on sale of business: We have excluded the impact of the Gain on sale of business as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Amortization expense: We have excluded the impact of amortization of finite-lived intangible assets, as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance. Although we exclude amortization of intangible assets from our non-GAAP expenses, our management believes that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.;

•
Other expense: We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.

•
Noncontrolling interests: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage.

•
Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred.

While acquiring brands and licenses comprises a part of our overall growth strategy, along with targeting organic growth opportunities, we have excluded acquisition-related costs and acquisition accounting impacts in connection with business combinations because these costs are unique to each transaction and the amount and frequency are not consistent and are significantly impacted by the timing and size of our acquisitions. Our management assesses the success of an acquisition as a component of performance using a variety of indicators depending on the size and nature of the acquisition, including:

•	the scale of the combined company by evaluating consolidated and segment financial metrics;

•	the expansion of product offerings by evaluating segment, brand, and geographic performance and the respective strength of the brands;

•	the evaluation of share expansion in categories and geographies;

•	the earnings per share accretion and substantial incremental free cash flow generation providing financial flexibility for us; and

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
Basis of Presentation of Acquisitions, Divestitures and Terminations
During the period when we complete an acquisition, divestiture or early license termination, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) the divested brands or businesses or early terminated brands, generally, in the prior year non-comparable periods, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures and early license terminations that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique (Consumer Beauty segment)
September fiscal 2020 and 2019 financial contribution excluded. Closing date of divestiture was September 16, 2019. This effectively excludes the incremental 14 days of net revenue contribution from Younique in the prior year.

When used herein, the term “Acquisitions” and “Divestitures” or “Divestiture”, as applicable, refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018
NET REVENUES
In the three months ended September 30, 2019, net revenues decreased 4%, or $88.5, to $1,942.8 from $2,031.3 in the three months ended September 30, 2018. The impact of the lost net revenues as a result of the Divestiture, had a negative impact of 1% on the total change in net revenues in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Excluding the impact of the lost net revenues as a result of the Divestiture, total net revenues decreased 3%, or $70.4, to $1,930.4 in the three months ended September 30, 2019 from $2,000.8 in the three months ended September 30, 2018, reflecting a decrease in unit volume of 8% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 7%. The decrease in net revenues primarily reflects:

(i)	Negative share trends in the mass beauty category as a result of shelf-space losses in North America primarily for CoverGirl, Rimmel, and Clairol; and

(ii)	Declines in sales volume from strategic initiatives to reduce distribution through lower priced channels in Latin America and the Middle East primarily impacting the Consumer Beauty division.
These decreases were partially offset by the resolved supply chain disruptions that occurred in the prior year and a favorable mix impact associated with the increased proportion of net revenue contribution from higher-priced Luxury and Professional Beauty products in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2019	2018	Change %
NET REVENUES
Luxury	$806.7	$792.9	2%
Consumer Beauty	716.5	828.8	(14%)
Professional Beauty	419.6	409.6	2%
Total	$1,942.8	$2,031.3	(4%)
Luxury
In the three months ended September 30, 2019, net revenues from the Luxury segment increased 2%, or $13.8, to $806.7 from $792.9 in the three months ended September 30, 2018, reflecting a positive increase in unit volume of 6% partially offset by a negative foreign currency exchange translation impact of 2% and a negative price and mix impact of 2%. The increase in net revenues primarily reflects: (i) incremental net revenues in the travel retail distribution channel due to the resolution of the supply chain disruptions and lapping of Hurricane Florence which negatively impacted the net revenues of Hugo Boss, Gucci and Burberry in the prior year; (ii) incremental net revenues in Gucci due to the launch of Gucci Memoire as well as continued success from the relaunch of Gucci Makeup primarily benefiting the travel retail distribution channel in Asia despite the geopolitical disruptions in Hong Kong; (iii) incremental net revenues from Burberry due to continued success from the launch of Burberry Her in the second quarter of 2019 as well as continued success from the launch of Burberry Make-Up; and (iv) incremental net revenues from Chloe due to the launch of L’eau in the quarter. These increases were partially offset by (i) decreased net revenues from Calvin Klein and Tiffany & Co. due to lower launch activity in the current year compared to the prior year; (ii) decreased net revenues in philosophy due to reduced promotional activities with a key U.S. customer contributing to the negative price and mix impact for the division; and (iii) the negative impact of foreign currency exchange translation.
Consumer Beauty
In the three months ended September 30, 2019, net revenues from the Consumer Beauty segment decreased 14%, or $112.3, to $716.5 from $828.8 in the three months ended September 30, 2018. The impact of the lost net revenues from the Divestiture had a negative contribution of 2% on the total change in net revenues for the segment in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Excluding the impact of the lost net revenues from the Divestiture, net revenues from the Consumer Beauty segment decreased 12%, or $94.2 to $704.1 in the three months ended September 30, 2019, from $798.3 in the three months ended September 30, 2018 reflecting a decrease in unit volume of 12% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:

(i)	negative share trends in the mass beauty category as a result of shelf-space losses in North America primarily for CoverGirl, Rimmel, and Clairol;

(ii)
declines in sales volume from strategic initiatives to reduce distribution through lower priced channels in Latin America and the Middle East primarily impacting adidas, the retail hair line of Wella hair products, Bourjois and brands across the mass fragrance category;

(iii)	lower net revenues in the comparable periods from Younique due to a decline in presenter sponsorship; and

(iv)	the negative impact of foreign currency exchange translation.
These net revenue declines were partially offset by increased net revenues from: (i) the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year; (ii) Bruno Banani primarily due to the launch of Loyal Man as well as the growth of Female Signature behind incremental working media support, and; (iii) a change in the timing of promotional activities for a key customer in Eastern Europe positively impacting priority brands across the color cosmetics category, including Max Factor.
Professional Beauty
In the three months ended September 30, 2019, net revenues from the Professional Beauty segment increased 2%, or $10.0, to $419.6 from $409.6 in the three months ended September 30, 2018, reflecting an increase in unit volume of 3% and an increase in price and mix impact of 2%, partially offset by a negative foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects: (i) incremental net revenue from the resolution of the supply chain disruptions which negatively impacted OPI and professional hair care brands across the category in the prior year, and; (ii) incremental net revenues from ghd due to continued success from the ghd Glide which launched in the third quarter of fiscal 2019.

Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended September 30,
(in millions)	2019	2018	Change %
NET REVENUES
North America	$586.6	$644.9	(9%)
Europe	869.6	872.2	—%
ALMEA	486.6	514.2	(5%)
Total	$1,942.8	$2,031.3	(4%)
North America
In the three months ended September 30, 2019, net revenues in North America decreased 9%, or $58.3, to $586.6 compared to $644.9 in the three months ended September 30, 2018. Excluding the impact of the lost net revenues as a result of the Divestiture, net revenues in North America decreased 7%, or $44.8, to $577.3 in the three months ended September 30, 2019 from $622.1 in the three months ended September 30, 2018, primarily due to: (i) negative share trends in the color cosmetics category as a result of shelf-space losses in the United States primarily for CoverGirl and Rimmel; (ii) decreased net revenues from Younique in the comparable periods due to a decline in presenter sponsorship; and (iii) decreased net revenues from Calvin Klein due to lower launch activity in the current year compared to the prior year. These decreases were partially offset by increased net revenues from: (i) Gucci due to the launch of Gucci Memoire as well as continued success from the prior year launch of Gucci Guilty Pour Femme; and (ii) the resolution of the supply chain disruptions which negatively impacted the net revenues from OPI and professional hair care brands across the category in the prior year.
Europe
In the three months ended September 30, 2019, net revenues in Europe remained consistent at $869.6 compared to $872.2 in the three months ended September 30, 2018. The impact of the lost net revenues as a result of the Divestiture was inconsequential to the region’s net revenue performance. The underlying net revenue performance includes: (i) decreased net revenues in the United Kingdom due to negative category trends for color cosmetics; and (ii) decreased net revenues across the region from the professional hair care due to lower launch activity in the current year. These decreases were offset by: (i) increased net revenues from the Travel Retail business impacting Gucci, Hugo Boss and Burberry primarily due to the supply chain disruptions in the prior year; (ii) increased net revenues from Bruno Banani in Germany primarily due to the launch of Loyal Man as well as the growth of Female Signature behind incremental working media support; (iii) increased net revenues due to a change in the timing of promotional activities for a key customer in Eastern Europe positively impacting priority brands across the color cosmetics category, including Max Factor; and (iv) increased net revenues from ghd due to the continued success from the ghd Glide which launched in the third quarter of fiscal 2019. Excluding the impact of the negative foreign currency exchange translation impact of 4%, net revenues in Europe increased 4%.
ALMEA
In the three months ended September 30, 2019, net revenues in ALMEA decreased 5%, or $27.6, to $486.6 from $514.2 in the three months ended September 30, 2018. The impact of the lost net revenues as a result of the Divestiture was inconsequential to the region’s net revenue performance. The net revenue decrease primarily reflects declining sales volume from strategic initiatives to reduce distribution through lower priced channels in Latin America and the Middle East primarily impacting adidas, the retail hair line of Wella hair products, Bourjois and brands across the mass fragrance category. These decreases were partially offset by incremental net revenues in Gucci due to the launch of Gucci Memoire as well as continued success from the relaunch of Gucci Makeup primarily benefiting the travel retail distribution channel in Asia despite the geopolitical disruptions in Hong Kong. Excluding the impacts of the negative foreign currency exchange translation impact of 2%, net revenues in ALMEA decreased 3%.
COST OF SALES
In the three months ended September 30, 2019, cost of sales decreased 9%, or $70.7, to $738.4 from $809.1 in the three months ended September 30, 2018. Cost of sales as a percentage of revenues decreased to 38.0% in the three months ended September 30, 2019 from 39.8% in the three months ended September 30, 2018, resulting in a gross margin improvement of approximately 180 basis points, primarily reflecting:

(i)
a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin Luxury and Professional Beauty products in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018;

(ii)
declines in sales volume from strategic initiatives to reduce distribution through lower priced channels in Latin America and the Middle East primarily impacting adidas, the retail hair line of Wella hair products, Bourjois and brands across the mass fragrance category;

(iii)	decreased manufacturing costs within the Luxury segment reflecting optimization of our manufacturing footprint and the resolution of the prior year supply chain disruptions, and;

(iv)	decreased excess and obsolescence expense on inventory in the Corporate segment for artwork transition activities on acquired inventory in connection with the acquisition of the P&G Beauty Business.
These improvements were partially offset by increased excess and obsolescence expense on inventory in the Consumer Beauty segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2019, selling, general and administrative expenses decreased 4%, or $49.7, to $1,072.6 from $1,122.3 in the three months ended September 30, 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 55.2% in the three months ended September 30, 2019 from 55.3% in the three months ended September 30, 2018, or approximately 10 basis points. This decrease primarily reflects:

(i)	40 basis points related to lower administrative costs due to compensation expense savings as a result of previous restructuring programs; and

(ii)	40 basis points related to positive transactional impact from our exposure to foreign currency exchange fluctuations.
These decreases were partially offset by an increase of 70 basis points in advertising and consumer promotion costs primarily reflecting an increase in working media investments behind the color cosmetics category, out-pacing the decrease in non-strategic advertising and consumer promotion investments in the fragrance and professional hair care categories.

OPERATING INCOME (LOSS)
In the three months ended September 30, 2019, operating income (loss) increased greater than 100%, or $146.7, to income of $126.0 from a loss of $20.7 in the three months ended September 30, 2018. Operating margin, or operating income as a percentage of net revenues, increased to 6.5% in the three months ended September 30, 2019 as compared to (1.0%) in the three months ended September 30, 2018.
The basis point increase in operating income as a percentage of net revenues for the three months ended September 30, 2019 as compared to the respective prior year period, are comprised of the following:

Three Months Ended September 30,
(bps rounded to nearest tenth)	2019/2018
Gain on sale of business	430
Cost of sales	180
Asset impairment charges	60
Restructuring	50
Amortization	20
Selling, general and administrative expenses	10
Total basis point increase	750
Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2019	2018	Change %
Operating income (loss)
Luxury	$90.3	$48.7	85%
Consumer Beauty	(43.3)	(18.6)	<(100%)
Professional Beauty	24.4	5.0	>100%
Corporate	54.6	(55.8)	>100%
Total	126.0	(20.7)	>100%
Luxury
In the three months ended September 30, 2019, operating income for Luxury increased 85%, or $41.6, to $90.3 from $48.7 in the three months ended September 30, 2018. Operating margin increased to 11.2% of net revenues in the three months ended September 30, 2019 as compared to 6.1% in the three months ended September 30, 2018, primarily driven by lower cost of goods sold as a percentage of net revenues, lower selling, general, and administrative costs as a percentage of net revenues, and lower amortization as a percentage of net revenues.
Consumer Beauty
In the three months ended September 30, 2019, operating loss for Consumer Beauty increased greater than 100%, or $24.7, to a loss of $43.3 from a loss of $18.6 in the three months ended September 30, 2018. Operating margin decreased to (6.0)% of net revenues in the three months ended September 30, 2019 as compared to (2.2)% in the three months ended September 30, 2018, primarily driven by higher working media investments in color cosmetics.
Professional Beauty
In the three months ended September 30, 2019, operating income for Professional Beauty increased greater than 100%, or $19.4, to $24.4 as compared to $5.0 in the three months ended September 30, 2018. Operating margin increased to 5.8% of net revenues in the three months ended September 30, 2019 as compared to 1.2% in the three months ended September 30, 2018, primarily driven by lower selling, general, and administrative costs as a percentage of net revenues, lower cost of goods sold as a percentage of net revenues, and lower amortization as a percentage of net revenues.

Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2019, the operating income for Corporate was $54.6 compared to an expense of $(55.8) in the three months ended September 30, 2018, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to operating income for Corporate was primarily driven by the divestiture of Younique resulting in $84.5 of income reflected in Gain on sale of business in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$90.3	$(38.0)	$128.3
Consumer Beauty	(43.3)	(29.1)	(14.2)
Professional Beauty	24.4	(17.2)	41.6
Corporate	54.6	55.6	(1.0)
Total	126.0	(28.7)	154.7

	Three Months Ended September 30, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Luxury	$48.7	$(52.9)	$101.6
Consumer Beauty	(18.6)	(33.4)	14.8
Professional Beauty	5.0	(18.8)	23.8
Corporate	(55.8)	(56.4)	0.6
Total	(20.7)	(161.5)	140.8

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

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2019	2018	Change %
Reported operating income (loss)	$126.0	$(20.7)	>100%
% of net revenues	6.5%	(1.0%)
Amortization expense	84.3	92.5	(9%)
Restructuring and other business realignment costs	28.9	56.4	(49%)
Gain on sale of business	(84.5)	—	N/A
Asset impairment charges	—	12.6	(100%)
Total adjustments to reported operating income	28.7	161.5	(82%)
Adjusted operating income (loss)	$154.7	$140.8	10%
% of net revenues	8.0%	6.9%
In the three months ended September 30, 2019, adjusted operating income increased 10%, or $13.9 to $154.7 from $140.8 in the three months ended September 30, 2018. Adjusted operating margin increased to 8.0% of net revenues in the three months ended September 30, 2019 from 6.9% in the three months ended September 30, 2018, primarily driven by approximately 160 basis points related to lower cost of sales as a percentage of net revenues partially offset by 50 basis points related to higher selling, general and administrative costs as a percentage of net revenues reflecting the higher working media investments in the color cosmetics category. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 14%.
Gain on sale of business
On September 16, 2019, the Company completed the divestiture of Younique resulting in a gain of $84.5 included in Gain on sale of business in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019.
Amortization Expense
In the three months ended September 30, 2019, amortization expense decreased to $84.3 from $92.5 in the three months ended September 30, 2018. In the three months ended September 30, 2019, amortization expense of $38.0, $29.1, and $17.2 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended September 30, 2018, amortization expense of $40.3, $33.4, and $18.8 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the three months ended September 30, 2019, we incurred restructuring and other business structure realignment costs of $28.9, as follows:

•	We incurred restructuring costs of $6.0 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations; and

•
We incurred business structure realignment costs of $22.9 primarily related to the Turnaround Plan, included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

In the three months ended September 30, 2018, we incurred restructuring and other business structure realignment costs of $56.4 as follows:

•	We incurred restructuring costs of $15.5 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and

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
Asset Impairment Charges
In the three months ended September 30, 2019 we did not incur any asset impairment charges.
In the three months ended September 30, 2018, we acquired a trademark associated with a pre-existing license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
INTEREST EXPENSE, NET
In the three months ended September 30, 2019, Interest expense, net was $77.4 as compared with $64.1 in the three months ended September 30, 2018. This increase is primarily driven by higher interest rates and the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2019 and 2018 was (21.3%) and 88.5%, respectively. The negative effective tax rate in the three months ended September 30, 2019 results from reporting income before taxes and a benefit for income taxes. The positive effective tax rate in the three months ended September 30, 2018 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily due to the U.S. GAAP treatment of the Younique disposition in the current period and a $30.0 favorable Swiss tax ruling in the prior period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported income (loss) before income taxes	$46.4	$(9.9)	(21.3%)	$(87.5)	$(77.4)	88.5%
Gain on sale of business adjustment (a) (b)	(84.5)	4.8
Other adjustments to reported operating income (a) (b)	113.2	22.7		161.5	65.1
Adjusted income before income taxes	$75.1	$17.6	23.4%	$74.0	$(12.3)	(16.6%)

(a)	See a description of adjustments under “adjusted operating income for Coty Inc.”

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

The adjusted effective tax rate was 23.4% for the three months ended September 30, 2019 compared to (16.6%) for the three months ended September 30, 2018. The differences were primarily due to a $30.0 tax benefit recognized as a result of a favorable Swiss tax ruling in the prior period.

NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income (loss) attributable to Coty Inc. increased to income of $52.3 in the three months ended September 30, 2019 from a loss of $12.1 in the three months ended September 30, 2018. This increase primarily reflects the Divestiture resulting in income included in Gain on sale of business in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019, net of the related tax effect.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2019	2018	Change %
Reported net income (loss) attributable to Coty Inc.	$52.3	$(12.1)	>100%
% of net revenues	2.7%	(0.6%)
Adjustments to reported operating income (a)	28.7	161.5	(82%)
Adjustments to noncontrolling interests (b)	(3.0)	(3.8)	21%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(27.5)	(65.1)	58%
Adjusted net income attributable to Coty Inc.	$50.5	$80.5	(37%)
% of net revenues	2.6%	4.0%
Per Share Data
Adjusted weighted-average common shares
Basic	754.2	750.8
Diluted	758.9	752.7
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.07	$0.11
Diluted	0.07	0.11

(a)	See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)
The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of September 30, 2019, we had cash and cash equivalents of $350.4 compared with $340.4 as of June 30, 2019.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter, as well as cash demands immediately following the holiday season primarily related to post-holiday sales returns. In the second fiscal quarter, we typically experience strong cash generation as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund operating expenditures, capital expenditures, business structure realignment expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. Working capital movements are influenced by the sourcing of materials related to the production of products within each of our segments. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing of our operating cash flows, as we seek to efficiently manage our cash and working capital requirements.
As a result of the cash on hand, our expected ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis. On an ongoing basis, we factor trade receivables under our receivables purchase facilities. We may also, from time to time phase vendor payments in order to supplement the timing of our cash flows.

Debt
See Note 9—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Based on our credit agreement (the “2018 Coty Credit Agreement”), as amended, the calculation of our financial covenant for net debt excludes the impact of operating leases, and thus, the adoption of the new leasing standard, ASU 2016-02, Leases (Topic 842), (See Note 2—Summary of Significant Accounting Policies), did not impact our financial covenants. In order to be consistent with our financial covenant, we will continue to report our net debt calculation excluding operating leases.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with a financial institution. Most recently, these agreements included the following:
U.S. Receivables Purchase Agreement
In March of fiscal 2019, we entered into a receivables purchase agreement with a financial institution, with an aggregate facility limit of $150.0 to facilitate factoring of receivables by certain of our U.S. subsidiaries (the “U.S. Receivables Purchase Agreement”). Factoring of such receivables under the U.S. Receivables Purchase Agreement may be executed on a recourse or non-recourse basis.
During the three months ended September 30, 2019, total cash received for trade receivables factored under the U.S. Receivables Purchase Agreement, net of collections and factoring costs, was $123.7. Gross trade receivables factored under the U.S. Receivables Purchase Agreement during the three months ended September 30, 2019 totaled $142.2.
European Receivables Purchase Agreement
In September of fiscal 2020, we entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of our European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €93.0 million. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
During the three months ended September 30, 2019, total cash received for trade receivables factored under the European Receivables Purchase Agreement, net of collections and factoring costs, was $70.1. Gross trade receivables factored under the European Receivables Purchase Agreement during the three months ended September 30, 2019 totaled $81.6. Remaining balances due from the factor amounted to $8.5, as of September 30, 2019.
Cash Flows

	Three Months Ended September 30,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by (used in) operating activities	$39.9	$(81.9)
Net cash used in investing activities	(60.8)	(174.4)
Net cash provided by financing activities	36.7	351.8
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities was $39.9 and $(81.9) for the three months ended September 30, 2019 and 2018, respectively. The increase in operating cash inflows in the first quarter of the current year compared to prior year was $121.8. Operating cash flows were positively impacted by changes in working capital accounts which contributed to $105.7 of the total increase. Changes in accrued expenses and current liabilities were the primary driver of the increase in cash flows as a result of lower payments for restructuring and business realignment programs.  Furthermore, cash flows from trade receivables were positively impacted in the current year due to the implementation of the factoring facilities in the U.S. and Europe during the past six months.  Fluctuations in other working capital accounts were in line with prior year.
Net cash used in investing activities

Net cash used in investing activities was $60.8 and $174.4 for the three months ended September 30, 2019 and 2018, respectively. The decrease in net cash used in investing activities of $113.6 related to lower capital expenditures of $47.2, $40.8 of payments for business combinations and asset acquisitions made in prior year which did not reoccur, and $25.6 of net cash proceeds from the sale of the Younique business, which took place during the first three months of fiscal 2020.
Net cash provided by financing activities
During the three months ended September 30, 2019, net cash provided by financing activities was $36.7 and $351.8 for the three months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities of $315.1 was primarily driven by lower net cash inflows associated with the Company’s revolving loan facilities of $336.0. Additionally, during the three months ended September 30, 2019, a $45.0 payment was made to purchase the remaining mandatorily redeemable noncontrolling interest in the Company’s Southeast Asian subsidiary, which did not occur in the prior year. The impact of this cash outflow was partially offset by lower cash used for dividend payments as a result of the Company’s Stock Dividend Reinvestment Program, which became available to stockholders in the fourth quarter of fiscal 2019.
Dividends
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders will be able to make this election on a quarterly basis. The percentage of our total Common Stock for which the shareholders elected to participate in the Stock Dividend Reinvestment Program for the September 30, 2019 dividend was 69%.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
For additional information on our Share Repurchase Program, see Note 13—Equity in the notes to our Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 13—Equity in the notes to our Consolidated Financial Statements.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of September 30, 2019 and June 30, 2019, the liability amounted to $7.1 and $7.5, of which $5.1 and $6.1, respectively, was recorded in Other noncurrent liabilities and $2.0 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Southeast Asian subsidiary
In July 2019, we purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of September 30, 2019, the remaining MRFI liability of $7.2, which was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, relates to remaining retained earnings and will be paid out as dividends by December 31, 2019.
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

Younique
On September 16, 2019, we completed the sale of all our membership interest in Foundation which held the net assets of Younique. On the date of this transaction, the Younique membership holders had a 40.7% membership interest in Foundation. See Note 5—Business Combinations and Divestitures. As a result of the sale of our membership interest in Foundation, RNCI of $360.4 was derecognized as of the date of sale.
We accounted for the 40.7% noncontrolling interest portion of Foundation as redeemable noncontrolling interest (“RNCI”) due to the noncontrolling interest holder’s right to put their shares to us in certain circumstances. Foundation was a majority-owned consolidated subsidiary through September 16, 2019 and we recorded income tax expense based on our 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. We recognized $365.3 as the RNCI balance as of June 30, 2019.
Subsidiary in the Middle East
As of September 30, 2019, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We recognized $94.6 and $86.5 as the RNCI balances as of September 30, 2019 and June 30, 2019, respectively.
Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, through September 30, 2019 amount to a total of R$249.0 million (approximately $59.8). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $51.8 and $97.1 as of September 30, 2019 and June 30, 2019, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of September 30, 2019 are summarized in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments," of our Fiscal 2019 Form 10-K, except as noted above. For the three months ended September 30, 2019, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:

•	Revenue Recognition;

•	Goodwill, Other Intangible Assets and Long-Lived Assets;

•	Business Combinations;

•	Inventory; and

•	Income Taxes.
As part of our quarterly review of the critical accounting policies, we concluded that the assumptions around Pension Benefit Costs and Redeemable Noncontrolling Interests no longer involved significant judgments, assumptions or estimates due to changes in our business, and thus excluded these policies from the above list. As of September 30, 2019, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2019 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2019 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Certain Litigation. Two purported stockholder class action complaints concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 were filed by putative stockholders against the Company and the directors of the Company in the U.S. District Court for the District of Delaware, but have not yet been served. In both complaints, the plaintiffs allege that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. Plaintiffs assert claims under the federal securities laws and seek, among other things, injunctive and/or monetary relief. The cases are captioned Phillips v. Coty, Inc., et al., Case No. 1:19-cv-00628-LPS and Rumsey v. Coty, Inc., et al., Case No. 1:19-cv-00650-LPS. On October 31, 2019, the plaintiffs in Phillips v. Coty voluntarily dismissed their complaint with prejudice.
A third consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against the directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-CB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. The defendants’ responses to the Second Amended Complaint are due on November 21, 2019.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2019. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2019.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Separation and Termination Agreement, dated as of September 9, 2019, by and between HFC Prestige International Operations Switzerland Sarl and Luc Volatier. †
10.2	Separation Agreement, dated 5 November, 2019, between Coty Services UK Limited and Greerson McMullen.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: November 6, 2019	By:	/s/Pierre Laubies
Name: Pierre Laubies
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Financial Officer
(Principal Financial Officer)