Form 10-Q
period 2019-12-31
COTY INC.
filed 2020-02-05
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At January 29, 2020, 760,550,840 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net revenues	$2,345.0	$2,511.2	$4,287.8	$4,542.5
Cost of sales	859.3	956.7	1,597.7	1,765.8
Gross profit	1,485.7	1,554.5	2,690.1	2,776.7
Selling, general and administrative expenses	1,202.6	1,284.0	2,275.2	2,406.3
Gain on sale of business (See Note 5)	—	—	(84.5)	—
Amortization expense	76.8	88.5	161.1	181.0
Restructuring costs	134.9	21.5	140.9	37.0
Acquisition and divestiture-related costs	36.0	—	36.0	—
Asset impairment charges	—	965.1	—	977.7
Operating income (loss)	35.4	(804.6)	161.4	(825.3)
Interest expense, net	71.1	68.3	148.5	132.4
Other expense, net	1.3	4.8	3.5	7.5
(Loss) income before income taxes	(37.0)	(877.7)	9.4	(965.2)
(Benefit) provision for income taxes	(20.6)	78.3	(30.5)	0.9
Net (loss) income	(16.4)	(956.0)	39.9	(966.1)
Net income attributable to noncontrolling interests	0.5	0.6	3.3	1.8
Net income attributable to redeemable noncontrolling interests	4.2	4.0	5.4	4.8
Net (loss) income attributable to Coty Inc.	$(21.1)	$(960.6)	$31.2	$(972.7)
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.03)	$(1.28)	$0.04	$(1.30)
Diluted	(0.03)	(1.28)	0.04	(1.30)
Weighted-average common shares outstanding:
Basic	758.1	751.1	756.1	751.0
Diluted	758.1	751.1	761.2	751.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income	$(16.4)	$(956.0)	$39.9	$(966.1)
Other comprehensive (loss) income:
Foreign currency translation adjustment	102.0	(60.0)	(20.6)	(108.9)
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $(1.8) and $5.8, and $(1.6) and $5.5 during the three and six months ended, respectively	6.3	(18.7)	5.1	(17.7)
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $(1.9), and $0.0 and $(1.4) during the three and six months ended, respectively	(2.3)	1.5	(3.1)	1.6
Total other comprehensive income (loss), net of tax	106.0	(77.2)	(18.6)	(125.0)
Comprehensive income (loss)	89.6	(1,033.2)	21.3	(1,091.1)
Comprehensive income (loss) attributable to noncontrolling interests:
Net income	0.5	0.6	3.3	1.8
Foreign currency translation adjustment	0.1	—	0.1	0.2
Total comprehensive income attributable to noncontrolling interests	0.6	0.6	3.4	2.0
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.2	4.0	5.4	4.8
Comprehensive income (loss) attributable to Coty Inc.	$84.8	$(1,037.8)	$12.5	$(1,097.9)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$288.8	$340.4
Restricted cash	50.7	40.0
Trade receivables—less allowances of $69.9 and $48.1, respectively	1,110.0	1,161.2
Inventories	1,015.8	1,153.3
Prepaid expenses and other current assets	558.0	577.8
Total current assets	3,023.3	3,272.7
Property and equipment, net	1,461.7	1,600.6
Goodwill	5,016.0	5,073.8
Other intangible assets, net	6,992.5	7,422.3
Operating lease right-of-use assets (See Note 3)	505.7	—
Deferred income taxes	189.6	146.3
Other noncurrent assets	172.1	149.7
TOTAL ASSETS	$17,360.9	$17,665.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,574.8	$1,732.7
Accrued expenses and other current liabilities	1,585.2	1,483.7
Short-term debt and current portion of long-term debt	188.0	193.8
Current operating lease liabilities (See Note 3)	109.3	—
Income and other taxes payable	56.3	66.9
Total current liabilities	3,513.6	3,477.1
Long-term debt, net	7,233.8	7,469.9
Long-term operating lease liabilities (See Note 3)	454.2	—
Pension and other post-employment benefits	583.4	593.5
Deferred income taxes	645.3	652.5
Other noncurrent liabilities	350.4	427.2
Total liabilities	12,780.7	12,620.2
COMMITMENTS AND CONTINGENCIES (See Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	98.6	451.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 9.4 and 9.4 issued and outstanding, respectively, at December 31, 2019 and June 30, 2019	0.1	0.1
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 826.0 and 819.2 issued and 760.5 and 754.2 outstanding, respectively, at December 31, 2019 and June 30, 2019	8.3	8.1
Additional paid-in capital	10,497.8	10,620.5
Accumulated deficit	(4,510.7)	(4,541.2)
Accumulated other comprehensive income	(77.5)	(58.8)
Treasury stock—at cost, shares: 65.5 and 65.0, respectively, at December 31, 2019 and June 30, 2019	(1,446.3)	(1,441.8)
Total Coty Inc. stockholders’ equity	4,471.7	4,586.9
Noncontrolling interests	9.9	6.5
Total equity	4,481.6	4,593.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$17,360.9	$17,665.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Six Months Ended December 31, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8
Adjustment due to the adoption of ASC 842 (See Note 2)						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1		0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income (loss)						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—	—	—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	$0.1	822.5	$8.1	$10,566.1	$(4,489.6)	$(183.4)	65.5	$(1,446.3)	$4,455.0	$9.3	$4,464.3	$94.6
Exercise of employee stock options and restricted stock units			1.1		1.5					1.5		1.5
Shares withheld for employee taxes					(3.5)					(3.5)		(3.5)
Share-based compensation expense					10.3					10.3		10.3
Dividends declared - Cash and Other ($0.125 per Common Share)					(66.1)					(66.1)		(66.1)
Dividends declared - Stock ($0.125 per common share)					(29.3)					(29.3)		(29.3)
Dividends settled in Shares of Class A Common Stock			2.4	0.2	29.3					29.5		29.5
Net income (loss)						(21.1)				(21.1)	0.5	(20.6)	4.2
Other comprehensive loss							105.9			105.9	0.1	106.0
Distribution to noncontrolling interests, net										—		—	(10.7)
Adjustment of redeemable noncontrolling interests to redemption value					(10.5)					(10.5)		(10.5)	10.5
BALANCE—December 31, 2019	9.4	$0.1	826.0	$8.3	$10,497.8	$(4,510.7)	$(77.5)	65.5	$(1,446.3)	$4,471.7	$9.9	$4,481.6	$98.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Six Months Ended December 31, 2018
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU No. 2016-16						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per common share)					(94.0)					(94.0)		(94.0)
Net (loss) income						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2
Cancellation of Preferred Stock	(3.1)	—								—		—
Exercise of employee stock options and restricted stock units			0.4		0.2					0.2		0.2
Shares withheld for employee taxes					(1.3)					(1.3)		(1.3)
Share-based compensation expense					4.4					4.4		4.4
Dividends ($0.125 per common share)					(94.6)					(94.6)		(94.6)
Net (loss) income						(960.6)				(960.6)	0.6	(960.0)	4.0
Other comprehensive income							(77.2)			(77.2)	—	(77.2)
Distribution to noncontrolling interests, net										—		—	(11.9)
Adjustment of redeemable noncontrolling interests to redemption value					126.7					126.7		126.7	(126.7)
BALANCE—December 31, 2018	1.9	$—	816.2	$8.1	$10,734.9	$(1,729.7)	$33.6	65.0	$(1,441.8)	$7,605.1	$6.2	$7,611.3	$487.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39.9	$(966.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	357.3	367.7
Non-cash lease expense (See Note 3)	51.8	—
Deferred income taxes	(50.4)	(55.9)
Provision for bad debts	26.0	9.4
Provision for pension and other post-employment benefits	18.3	18.2
Share-based compensation	16.5	8.2
Gain on sale of business (See Note 5)	(84.5)	—
Asset impairment charges	—	977.7
Non-cash restructuring charges	—	23.8
Other	25.8	26.4
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	12.3	(45.5)
Inventories	85.3	(35.2)
Prepaid expenses and other current assets	3.5	19.7
Accounts payable	(118.9)	(28.6)
Accrued expenses and other current liabilities	195.9	(87.4)
Operating lease liabilities	(53.7)	—
Income and other taxes payable	(19.3)	12.8
Other noncurrent assets	(29.2)	24.7
Other noncurrent liabilities	(14.6)	(32.2)
Net cash provided by operating activities	462.0	237.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(145.0)	(259.3)
Proceeds from sale of business, net of cash disposed	25.6	—
Payment for asset acquisitions	—	(40.8)
Net cash used in investing activities	(119.4)	(300.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from short-term debt, original maturity less than three months	(4.0)	39.7
Proceeds from revolving loan facilities	1,448.5	1,076.6
Repayments of revolving loan facilities	(1,540.8)	(644.8)
Repayments of term loans and other long-term debt	(93.0)	(95.6)
Dividend payment	(130.4)	(188.4)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	2.1	0.9
Payments for purchases of Class A Common Stock held as Treasury Stock	(4.5)	—
Net proceeds from foreign currency contracts	10.8	2.4
Purchase of remaining mandatorily redeemable noncontrolling interest	(45.0)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(20.1)	(22.9)
Payment of debt issuance costs	—	(10.7)
All other	(4.3)	(3.5)

Net cash (used in) provided by financing activities	(380.7)	153.7
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2.8)	(8.5)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40.9)	82.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	380.4	362.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$339.5	$445.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$143.9	$140.7
Cash received during the period for settlement of interest rate swaps	—	43.2
Cash paid during the period for income taxes, net of refunds received	78.0	57.6
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$79.9	$83.3
Non-cash Common Stock dividend	60.2	—
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
On October 21, 2019, the Company announced that as part of its ongoing strategic review of its business, management and the Board of Directors have determined that the Company will focus on its fragrance, cosmetics and skin care businesses. As a result, Coty initiated a process to explore strategic alternatives, including divestiture, for its Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Consumer Beauty Brazilian operations. The Company expects that the proceeds from any potential transaction will be used to pay down debt and return excess cash to shareholders.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2019. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2019 and June 30, 2019, the Company had restricted cash of $50.7 and $40.0, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2019 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2019. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three months ended December 31, 2019 and 2018 was 55.7% and (8.9)%, respectively and (324.5)% and (0.1)% for the six months ended December 31, 2019 and 2018, respectively. The positive effective tax rate in the three months ended December 31, 2019 results from reporting losses before income taxes and a benefit for income taxes. The negative effective tax rate in the six months ended December 31, 2019 results from reporting income before taxes and a benefit for income taxes. The negative effective tax rate in the three and six months ended December 31, 2018 results from reporting losses before income taxes and a provision for income taxes. The change in the effective tax rate for the three and six months ended December 31, 2019, as compared to the three and six months ended December 31, 2018, is primarily due to the resolution of foreign uncertain tax positions of $11.8 in the current period and goodwill impairment recorded in the prior period that was not tax deductible.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2019 and June 30, 2019, the gross amount of UTBs was $326.9 and $336.1, respectively. As of December 31, 2019, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $151.9. As of December 31, 2019 and June 30, 2019, the liability associated with UTBs, including accrued interest and penalties, was $169.3 and $179.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(1.3) and $1.5 for the three months ended December 31, 2019 and 2018, respectively and $0.1 and $2.7 for the six months ended December 31, 2019 and 2018, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019 was $17.4 and $17.3, respectively. On the basis of the information available as of December 31, 2019, it is reasonably possible that a decrease of up to $17.8 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Factoring of Receivables
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company has entered into factoring agreements with financial institutions and eligible trade receivables are purchased by the relevant financial institution for cash at net invoice value less a factoring fee. Pursuant to the factoring agreements, the Company acts as collections agent for the financial institution and is responsible for the collection and remittance to the financial institution of all customer payments related to trade receivables factored under these arrangements. For certain customer receivables factored, the Company will retain a recourse obligation of up to 10 percent of the respective invoice’s net invoice value, payable to the financial institution if the customer’s payment is not received by the contractual due date. The Company accounts for trade receivable transfers under the factoring agreements as sales and derecognizes the sold receivables from the Condensed Consolidated Balance Sheets. The fair value of sold receivables approximated their book value due to their short-term nature. The Company estimated that the fair value of its servicing responsibilities was not material. Cash received from the selling of receivables under the factoring arrangements is presented as a change in trade receivables within the operating activities section of the Condensed Consolidated Statements of Cash Flows.
On September 25, 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain European Coty subsidiaries in exchange for cash (the “European Receivables Purchase Agreement”) on a non-recourse basis. The total outstanding amount permitted among such subsidiaries is €93.0 million.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. The Company adopted this ASU and its related amendments as of July 1, 2019 using the modified retrospective method. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the notes to the financial statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Condensed Consolidated Balance Sheets. The adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.7.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. This guidance and its related amendments will be effective for the Company in fiscal 2021 with early adoption permitted. The Company is evaluating the impact this guidance and its related amendments will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves the consistency in the application of GAAP for areas of Topic 740 by clarifying and amending existing guidance. The amendment will be effective for the Company in fiscal 2022 with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s Condensed Consolidated Financial Statements and related disclosures.
3. LEASES
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company determines if an arrangement is a lease at lease inception. For operating leases entered into prior to July 1, 2019, the ROU assets and operating lease liabilities are recognized in the balance sheet based on the present value of the remaining future minimum payments over the lease term from the implementation date of the standard, July 1, 2019. For leases entered into subsequent to July 1, 2019, the operating lease ROU assets and operating lease liabilities are based on the present value of minimum payments over the lease term at the commencement date of the lease.
The Company uses discount rates to determine the present value of future lease payments. The Company uses its secured incremental borrowing rate, based on the information available for leases, including the lease term and interest rate environment in the country in which the lease exists. The lease terms used to calculate the ROU assets and lease liabilities may include options to extend or terminate when it is reasonably certain that the Company will exercise that option.
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10.0 and 25.0 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restricts the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index (“CPI”) as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses that are not defined with a minimum rate increase are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.
As a practical expedient, the Company has elected an accounting policy not to separate non-lease components from lease components and instead, account for these components as a single lease component. The Company has made an accounting policy election not to recognize ROU assets and lease liabilities for leases that, at the commencement date, are for 12 months or less. All of the Company’s material leases are operating leases. These are primarily real estate properties, including corporate offices, retail stores and facilities to support the Company's manufacturing, research and development and distribution operations.
The following chart provides additional information about the Company’s operating leases for the three and six months ended December 31, 2019:

Lease Cost:	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	$30.4	$62.1
Short-term lease cost	0.6	1.3
Variable lease cost	15.3	27.7
Sublease income	(2.4)	(4.6)
Net lease cost	$43.9	$86.5
Other information:
Operating cash outflows from operating leases	$31.2	$63.1
Right-of-use assets obtained in exchange for lease obligations	29.1	4.1

Weighted-average remaining lease term - real estate		7.6 years
Weighted-average discount rate - real estate leases		3.48%

Future minimum lease payments for the Company’s operating leases as of December 31, 2019 are as follows:

Fiscal Year Ending June 30,
2020, remaining	$72.4
2021	114.2
2022	98.1
2023	71.6
2024	60.9
Thereafter	226.4
Total future lease payments	643.6
Less: imputed interest	(80.1)
Total present value of lease liabilities	563.5
Current operating lease liabilities	109.3
Long-term operating lease liabilities	454.2
Total operating lease liabilities	$563.5

Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.
At June 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements were as follows:

Fiscal Year Ending June 30,
2020	$122.2
2021	111.2
2022	91.3
2023	76.7
2024	67.8
Thereafter	252.3
Total	721.5
Less: sublease income	(20.1)
Total payments	$701.4

4. SEGMENT REPORTING
The Company’s current organizational structure is category focused, putting the consumers first, by specifically targeting how and where they shop and what and why they purchase. Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
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
On July 1, 2019, the Company announced its turnaround plan, which includes planned changes to the reporting structure to the CODM. As part of these reporting structure changes, management expects to move from the current organizational structure into regional commercial business units in Europe, Middle East & Africa (“EMEA”) and Americas and Asia Pacific for the combined Luxury and Consumer Beauty businesses. Such regional business units will be supported by central Luxury and Consumer Beauty marketing teams. Professional Beauty remains a distinct business unit. The Company anticipates that its operating and reporting segments would change upon completion of such reporting structure changes and the related changes in the financial information provided to the CODM, which is expected to occur in the third quarter of fiscal 2020. See Note 1—Description of Business for information on the Company’s turnaround plan update announced on October 21, 2019.
Certain income and shared costs and the results of corporate initiatives are managed outside of the three segments by Corporate. The items within Corporate relate to corporate-based responsibilities and decisions and are not used by the CODM to measure the underlying performance of the segments. Corporate primarily includes restructuring and realignment costs, costs related to acquisition and divestiture activities and certain other expense items not attributable to ongoing operating activities of the segments.
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill and acquired intangible assets by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2019	2018	2019	2018
Net revenues:
Luxury	$1,016.5	$1,017.5	$1,823.2	$1,810.4
Consumer Beauty	799.7	967.8	1,516.2	1,796.6
Professional Beauty	528.8	525.9	948.4	935.5
Total	$2,345.0	$2,511.2	$4,287.8	$4,542.5
Operating income (loss):
Luxury	$148.1	$113.6	$238.4	$162.3
Consumer Beauty	26.9	(906.9)	(16.4)	(925.5)
Professional Beauty	73.5	73.8	97.9	78.8
Corporate	(213.1)	(85.1)	(158.5)	(140.9)
Total	$35.4	$(804.6)	$161.4	$(825.3)
Reconciliation:
Operating income (loss)	$35.4	$(804.6)	$161.4	$(825.3)
Interest expense, net	71.1	68.3	148.5	132.4
Other expense, net	1.3	4.8	3.5	7.5
(Loss) income before income taxes	$(37.0)	$(877.7)	$9.4	$(965.2)

Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2019	2018	2019	2018
Fragrance	44.9%	43.5%	43.7%	42.3%
Color Cosmetics	20.4	23.3	22.2	24.7
Hair Care	26.3	24.4	25.5	24.3
Skin & Body Care	8.4	8.8	8.6	8.7
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

5. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
The Company did not complete any business acquisitions or asset acquisitions during the six months ended December 31, 2019. See Note 19—Subsequent Events for information on the acquisition of King Kylie, LLC ("King Kylie"), a Delaware limited liability company (the “King Kylie Acquisition").

Business Divestitures
Younique
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, LLC (“Foundation”), which held the net assets of Younique, LLC (“Younique”), to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9. The sale resulted in a pre-tax gain of $84.5, included in Gain on sale of business in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2019. Younique’s operations are included within the Consumer Beauty segment and its results of operations through the Closing Date are included in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2019.
Other Transactions
Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest in a certain consolidated Southeast Asian subsidiary. Refer to Note 17—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests.
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $4.1 and $0.0 for the three months ended December 31, 2019 and 2018, respectively, and $4.1 and $0.0 for the six months ended December 31, 2019 and 2018, respectively. Acquisition-related costs incurred during the three and six months ended December 31, 2019 were primarily related to the King Kylie Acquisition. See Note 19—Subsequent Events for information on the acquisition.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, divestiture-related costs can include costs related to transitional services. The Company recognized divestiture-related costs of $31.9 and $0.0 for the three months ended December 31, 2019 and 2018, respectively, and $31.9 and $0.0 for the six months ended December 31, 2019 and 2018, respectively. Divestiture-related costs incurred during the three and six months ended December 31, 2019 were primarily related to the Company’s strategic review of its business. See Note 1—Description of Business for information on the strategic review.
These costs have been recorded in Acquisition and divestiture-related costs in the Condensed Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2019 and 2018 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Turnaround Plan	$137.9	$—	$146.6	$—
Global Integration Activities	(2.7)	22.2	(4.4)	28.7
2018 Restructuring Actions	(0.2)	(0.3)	(1.0)	8.8
Other Restructuring	(0.1)	(0.4)	(0.3)	(0.5)
Total	$134.9	$21.5	$140.9	$37.0
Turnaround Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in Consumer Beauty while further optimizing Luxury and Professional Beauty (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs.
Of the expected costs, the Company has incurred cumulative restructuring charges of $146.6 related to approved initiatives through December 31, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total
Cumulative through December 31, 2019	$144.4	$0.1	$2.1	$146.6
Over the next four fiscal years, the Company expects to incur approximately $160.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The related liability balance and activity for the Turnaround Plan restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total
Balance—July 1, 2019	$—	$—	$—	$—
Restructuring charges	145.1	0.1	2.1	147.3
Payments	(3.2)	—	—	(3.2)
Changes in estimates	(0.7)	—	—	(0.7)
ASC 842 adoption adjustment	—	—	(1.5)	(1.5)
Effect of exchange rates	0.4	—	—	0.4
Balance—December 31, 2019	$141.6	$0.1	$0.6	$142.3
The Company currently estimates that the total remaining accrual of $142.3 will result in cash expenditures of approximately $32.3, $102.7 and $7.3 in fiscal 2020, 2021 and thereafter, respectively.
Global Integration Activities
In connection with the acquisition of The Procter & Gamble Company’s beauty business, the Company has incurred restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $495.6 related to approved initiatives through December 31, 2019, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$4.1	$365.0
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	(6.0)	4.5	27.8	2.2	28.5
Fiscal 2020	(4.3)	—	—	(0.1)	(4.4)
Cumulative through December 31, 2019	$391.1	$46.2	$46.7	$11.6	$495.6
The related liability balance activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$53.7	$11.7	$1.6	$67.0
ASC 842 adoption adjustment	—	—	(1.4)	(1.4)
Payments	(15.6)	(3.1)	(0.1)	(18.8)
Changes in estimates	(4.3)	—	(0.1)	(4.4)
Effect of exchange rates	(0.6)	—	—	(0.6)
Balance—December 31, 2019	$33.2	$8.6	$—	$41.8
The Company currently estimates that the total remaining accrual of $41.8 will result in cash expenditures of approximately $25.5, $16.0 and $0.3 in fiscal 2020, 2021 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).

Of the expected costs, the Company incurred cumulative restructuring charges of $84.2 related to approved initiatives through December 31, 2019, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	15.4	(0.1)	—	1.5	16.8
Fiscal 2020	(1.0)	—	—	—	(1.0)
Cumulative through December 31, 2019	$77.9	$0.1	$1.3	$4.9	$84.2
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$15.5	$0.1	$1.5	$17.1
Payments	(7.1)	(0.1)	—	(7.2)
Changes in estimates	(1.0)	—	—	(1.0)
ASC 842 adoption adjustment	—	—	(1.2)	(1.2)
Effect of exchange rates	(0.3)	—	—	(0.3)
Balance—December 31, 2019	$7.1	$—	$0.3	$7.4
The Company currently estimates that the total remaining accrual of $7.4 will result in cash expenditures of approximately $4.8, $2.4 and $0.2 in fiscal 2020, 2021 and thereafter, respectively.
Other Restructuring
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(0.3) and $(0.5) during the six months ended December 31, 2019 and 2018, respectively. The related liability balances were $3.4 and $9.0 at December 31, 2019 and June 30, 2019, respectively. The Company currently estimates that the total remaining accrual of $3.4 will result in cash expenditures of $1.4 and $2.0 in fiscal 2020 and 2021, respectively.
8. INVENTORIES
Inventories as of December 31, 2019 and June 30, 2019 are presented below:

	December 31, 2019	June 30, 2019
Raw materials	$231.2	$259.5
Work-in-process	9.7	20.4
Finished goods	774.9	873.4
Total inventories	$1,015.8	$1,153.3

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2019 and June 30, 2019 is presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2019	$3,325.4	$4,844.6	$935.7	$9,105.7
Accumulated impairments	(403.7)	(3,628.2)	—	(4,031.9)
Net balance at June 30, 2019	$2,921.7	$1,216.4	$935.7	$5,073.8

Changes during the period ended December 31, 2019
Disposition of business	$—	$(23.4)	$—	$(23.4)
Foreign currency translation	(25.3)	(18.7)	9.6	(34.4)

Gross balance at December 31, 2019	$3,300.1	$4,802.5	$945.3	$9,047.9
Accumulated impairments	(403.7)	(3,628.2)	—	(4,031.9)
Net balance at December 31, 2019	$2,896.4	$1,174.3	$945.3	$5,016.0

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2019 and June 30, 2019 are presented below:

	December 31, 2019	June 30, 2019
Indefinite-lived other intangible assets	$2,727.0	$2,729.8
Finite-lived other intangible assets, net	4,265.5	4,692.5
Total Other intangible assets, net	$6,992.5	$7,422.3

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Luxury	Consumer Beauty	Professional Beauty	Total
Gross balance at June 30, 2019	$405.8	$1,693.1	$1,257.8	$3,356.7
Accumulated impairments	(228.4)	(368.4)	(30.1)	(626.9)
Net balance at June 30, 2019	$177.4	$1,324.7	$1,227.7	$2,729.8

Changes during the period ended December 31, 2019
Foreign currency translation	$(2.4)	$(4.1)	$3.7	$(2.8)

Gross balance at December 31, 2019	$403.4	$1,689	$1,261.5	$3,353.9
Accumulated impairments	(228.4)	(368.4)	(30.1)	(626.9)
Net balance at December 31, 2019	$175.0	$1,320.6	$1,231.4	$2,727.0
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2019
License agreements	$3,245.3	$(874.5)	$(19.6)	$2,351.2
Customer relationships	1,951.6	(642.0)	(5.5)	1,304.1
Trademarks	1,039.5	(229.4)	(0.5)	809.6
Product formulations and technology	354.1	(126.5)	—	227.6
Total	$6,590.5	$(1,872.4)	$(25.6)	$4,692.5
December 31, 2019
License agreements	$3,209.5	$(937.7)	$(19.6)	$2,252.2
Customer relationships	1,746.1	(622.0)	(5.5)	1,118.6
Trademarks	914.1	(233.6)	(0.5)	680.0
Product formulations and technology	356.3	(141.6)	—	214.7
Total	$6,226.0	$(1,934.9)	$(25.6)	$4,265.5

In July 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Condensed Consolidated Statement of Operations related to the license agreement.
In September 2019, the Company divested all of its membership interest in Foundation, which held the net assets of Younique (including goodwill of $23.4 and other intangible assets of $228.6). Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures.
Amortization expense was $76.8 and $88.5 for the three months ended December 31, 2019 and 2018, respectively and $161.1 and $181.0 for the six months ended December 31, 2019 and 2018, respectively.

10. DEBT
The Company’s debt balances consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

	December 31, 2019	June 30, 2019
Short-term debt	$0.1	$4.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	694.9	792.1
2018 Coty Term A Facility due April 2023	3,034.8	3,147.0
2018 Coty Term B Facility due April 2025	2,317.4	2,342.3
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	616.4	625.0
2026 Euro Notes due April 2026	280.2	284.1
Other long-term debt and capital lease obligations	0.9	1.1
Total debt	7,494.7	7,745.8
Less: Short-term debt and current portion of long-term debt	(188.0)	(193.8)
Total Long-term debt	7,306.7	7,552.0
Less: Unamortized debt issuance costs	(62.9)	(71.3)
Less: Discount on Long-term debt	(10.0)	(10.8)
Total Long-term debt, net	$7,233.8	$7,469.9
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2019, total short-term debt decreased to $0.1 from $4.2 as of June 30, 2019. In addition, the Company had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $55.3 and $97.1 as of December 31, 2019 and June 30, 2019, respectively.
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
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
•LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
•Alternate base rate (“ABR”) plus the applicable margin.

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
In the case of the U.S. dollars portion of the 2018 Coty Term B Facility, the applicable margin means 2.25% per annum, in the case of LIBOR loans, and 1.25% per annum, in the case of ABR loans. In the case of the Euro portion of the 2018 Coty Term B Facility, the applicable margin means 2.50% per annum, in the case of EURIBOR loans.
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	December 31, 2019		June 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,047.1	$5,886.9	$6,281.4	$6,058.9
Senior Unsecured Notes	1,446.6	1,510.7	1,459.1	1,439.6
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of December 31, 2019, are presented below:

Fiscal Year Ending June 30,
2020, remaining	$93.8
2021	187.6
2022	187.6
2023	3,959.5
2024	23.5
Thereafter	3,041.7
Total	$7,493.7

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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
December 31, 2019 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

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
As of December 31, 2019, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
11. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2019 and 2018 is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest expense	$66.3	$74.1	$141.8	$146.5
Foreign exchange losses (gains), net of derivative contracts	4.9	(0.2)	8.7	(3.8)
Interest income	(0.1)	(5.6)	(2.0)	(10.3)
Total interest expense, net	$71.1	$68.3	$148.5	$132.4

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$9.2	$8.6	$0.4	$0.3	$9.6	$8.9
Interest cost	0.3	0.2	2.3	3.3	0.6	0.5	3.2	4.0
Expected return on plan assets	—	—	(2.1)	(2.1)	—	—	(2.1)	(2.1)
Amortization of prior service cost (credit)	—	—	(0.2)	0.1	(1.5)	(1.5)	(1.7)	(1.4)
Amortization of net (gain) loss	0.3	(0.2)	—	(0.1)	—	—	0.3	(0.3)
Net periodic benefit cost (credit)	$0.6	$—	$9.2	$9.8	$(0.5)	$(0.7)	$9.3	$9.1

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$18.7	$16.8	$0.9	$0.6	$19.6	$17.4
Interest cost	0.4	0.4	4.6	6.6	1.0	1.0	6.0	8.0
Expected return on plan assets	—	—	(4.2)	(4.2)	—	—	(4.2)	(4.2)
Amortization of prior service cost (credit)	—	—	(0.4)	0.2	(3.1)	(3.0)	(3.5)	(2.8)
Amortization of net (gain) loss	0.4	(0.4)	—	0.2	—	—	0.4	(0.2)
Net periodic benefit cost (credit)	$0.8	$—	$18.7	$19.6	$(1.2)	$(1.4)	$18.3	$18.2

13. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk Management
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings and cross-currency swaps as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into foreign exchange forward contracts for which hedge accounting treatment has been applied, which the Company anticipates realizing in the Condensed Consolidated Statements of Operations through fiscal 2021. In addition, in September 2019, the Company entered into cross-currency swap contracts in the notional amount of $550.0 and designated these cross-currency swaps as hedges of its net investment in certain foreign subsidiaries. These cross-currency swaps allow for the exchange of fixed interest payments on the agreed upon notional amounts, between the Company and the related counterparties, effectively converting the Company’s fixed rate U.S. dollar denominated debt to euro denominated debt with more favorable fixed rate interest payments over the contracts’ term. Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of each reporting period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive income (loss) (“AOCI/(L)”) until the sale or substantial liquidation of the underlying net investments.
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
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of December 31, 2019 and June 30, 2019, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $3,000.0 and $2,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $272.8 and $214.8 as of December 31, 2019 and June 30, 2019, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(18.7) and $0.0 as of December 31, 2019 and June 30, 2019, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Foreign exchange forward contracts	$0.2	$0.4	$0.6	$0.4
Interest rate swap contracts	4.1	(21.0)	3.6	(15.9)
Cross-currency swap contracts	(22.6)	—	(18.7)	—
Net investment hedge	(99.3)	74.3	58.0	78.6
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(8.2) and $(13.3) as of December 31, 2019 and June 30, 2019, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(4.9). As of December 31, 2019, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$1.0	$—	$—	$—	$1.2	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(1.2)	—	3.9	—	(0.3)	—	7.7

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2019	2018	2019	2018
Foreign exchange contracts	Selling, general and administrative expenses	$(0.7)	$0.1	$(0.9)	$0.1
Foreign exchange contracts	Interest expense, net	6.6	(5.6)	11.3	(1.6)
Foreign exchange contracts	Other expense, net	(0.2)	0.1	(0.3)	1.4

14. EQUITY
Common Stock
As of December 31, 2019, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2019, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 760.5 million.
As of December 31, 2019, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 60% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and six months ended December 31, 2019, JABC acquired nil shares of Class A Common Stock in open market purchases on the New York Stock Exchange and elected to receive 2.2 million and 5.0 million shares of Class A Common Stock, respectively, under the Company’s dividend reinvestment program.
Preferred Stock
As of December 31, 2019, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock outstanding as of December 31, 2019, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of December 31, 2019, total authorized, issued and outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock are 1.5 million and 7.9 million, respectively. The Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of December 31, 2019, the Company classified $1.7 of Preferred Stock as equity, and $2.0 as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2019, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2019, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
The Company repurchased 0.5 million shares of its Class A Common Stock for $4.5 during the six months ended December 31, 2019 in connection with the exit of an executive in September 2019.

Dividends
The following dividends were declared during the six months ended December 31, 2019:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Settled in Cash	Dividends Settled in Stock (a)	Dividends Payable (b)
Fiscal 2020
August 28, 2019	Quarterly	$0.125	September 9, 2019	$0.125	September 30, 2019	$63.3	$30.9	$1.1
November 6, 2019	Quarterly	$0.125	November 18, 2019	$0.125	December 27, 2019	$65.5	$29.3	$1.3
Fiscal 2020		$0.250		$0.250		$128.8	$60.2	$2.4

(a)The September 30, 2019 and December 27, 2019 stock dividend payment of $30.9 and $29.3 resulted in the issuance of 3.2 million and 2.4 million shares of Class A Common Stock, respectively.
(b)The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of December 31, 2019 were $129.6, consisting of $128.8 dividends settled in cash, $2.4 dividends payable, offset by $1.6 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.6 for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2019. Thus, total dividends settled in cash during the six months ended December 31, 2019 were $130.4.
Total accrued dividends on unvested RSUs and phantom units of $2.1 and $4.4 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2019.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Loss) gain on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)
Other comprehensive income (loss) before reclassifications	4.9	39.3	(60.0)	—	(15.8)
Net amounts reclassified from AOCI/(L)	0.2	—	—	(3.1)	(2.9)
Net current-period other comprehensive income (loss)	5.1	39.3	(60.0)	(3.1)	(18.7)
Balance—December 31, 2019	$(8.2)	$254.1	$(317.4)	$(6.0)	$(77.5)

(a) For the six months ended December 31, 2019, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $(3.1), net of tax of $0.0.

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

15. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Equity plan expense	$10.3	$4.4	$16.5	$10.8
Liability plan (income) expense	—	(2.6)	—	(2.6)
Fringe expense	1.1	0.5	1.2	0.5
Total share-based compensation expense	$11.4	$2.3	$17.7	$8.7

The share-based compensation expense for the three and six months ended December 31, 2019 of $11.4 and $17.7, respectively, includes $11.4 and $20.2 expense offset by nil and $2.5 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments. The share-based compensation expense for the three and six months ended December 31, 2018 of $2.3 and $8.7, respectively, includes $8.2 and $17.5 expense offset by $5.9 and $8.8 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments.
As of December 31, 2019, the total unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred Stock and restricted and other share awards is $41.9, $8.1 and $107.0, respectively. The unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred stock and restricted and other share awards is expected to be recognized over a weighted-average period of 3.89, 3.94 and 3.82 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately 5.3 million RSUs and other share awards during the three and six months ended December 31, 2019, respectively. The Company recognized share-based compensation expense of $8.0 and $3.6 for the three months ended December 31, 2019 and 2018, respectively and $13.0 and $7.7 for the six months ended December 31, 2019 and 2018, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and six months ended December 31, 2019. The Company recognized share-based compensation expense (income) of $0.5 and $(4.1) for the three months ended December 31, 2019 and 2018, respectively and $1.0 and $(4.2) for the six months ended December 31, 2019 and 2018, respectively.
Non-Qualified Stock Options
The Company granted 2.2 million non-qualified stock options during the three and six months ended December 31, 2019. The Company recognized share-based compensation expense of $2.9 and $2.8 for the three months ended December 31, 2019 and 2018, respectively and $3.7 and $5.2 for the six months ended December 31, 2019 and 2018, respectively.

16. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(in millions, except per share data)
Net (loss) income attributable to Coty Inc.	$(21.1)	$(960.6)	$31.2	$(972.7)
Weighted-average common shares outstanding—Basic	758.1	751.1	756.1	751.0
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	—	—	1.5	—
Effect of restricted stock and RSUs (b)	—	—	3.6	—
Weighted-average common shares outstanding—Diluted	758.1	751.1	761.2	751.0
Net (loss) income attributable to Coty Inc. per common share:
Basic	$(0.03)	$(1.28)	$0.04	$(1.30)
Diluted	(0.03)	(1.28)	0.04	(1.30)

(a)For the six months ended December 31, 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 24.8 million shares of Common Stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended December 31, 2019 and three and six months ended December 31, 2018, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b)For the six months ended December 31, 2019, there were 2.9 million anti-dilutive RSUs excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended December 31, 2019 and three and six months ended December 31, 2018, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
17. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of December 31, 2019 and June 30, 2019, the liability amounted to $8.0 and $7.5, of which $6.4 and $6.1, respectively, was recorded in Other noncurrent liabilities and $1.6 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of December 31, 2019, the remaining MRFI liability was nil.

Redeemable Noncontrolling Interests
Younique
On September 16, 2019, the Company completed the sale of all of its membership interest in Foundation, which held the net assets of Younique. On the date of this transaction, the Younique membership holders had a 40.7% membership interest in Foundation. See Note 5—Business Combinations, Asset Acquisitions and Divestitures. As a result of the Company’s sale of its membership interest in Foundation, redeemable noncontrolling interest (“RNCI”) of $360.4 was derecognized as of the date of sale.
The Company accounted for the 40.7% noncontrolling interest portion of Foundation as RNCI due to the noncontrolling interest holder’s right to put their shares to the Company in certain circumstances. Foundation was a majority-owned consolidated subsidiary through September 16, 2019 and the Company recorded income tax expense based on the Company’s 59.3% membership interest in Foundation due to its treatment as a partnership for U.S. income tax purposes. Accordingly, Foundation’s net income attributable to RNCI is equal to the 40.7% noncontrolling interest of Foundation’s net income excluding a provision for income taxes. The Company recognized $365.3 as the RNCI balance as of June 30, 2019.
Subsidiary in the Middle East
As of December 31, 2019, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $98.6 and $86.5 as the RNCI balances as of December 31, 2019 and June 30, 2019, respectively.
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
Certain Litigation. A purported stockholder class action complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9, captioned Rumsey v. Coty, Inc., et al., Case No. 1:19-cv-00650-LPS, was filed by a putative stockholder against the Company and certain current and former directors of the Company in the U.S. District Court for the District of Delaware, but has not yet been served. The plaintiff alleges that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. The plaintiff asserts claims under the federal securities laws and seeks, among other things, injunctive and/or monetary relief.
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. Oral argument on the motions to dismiss is scheduled for April 21, 2020.

Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, amount to a total of R$249.0 million (approximately $61.9). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments, as the Company does not believe a loss is probable.
19. SUBSEQUENT EVENTS
Quarterly Dividend
On February 5, 2020, the Company announced a quarterly cash dividend of $0.125 per share on its Class A Common Stock, RSUs and phantom units. The dividend will be payable on March 27, 2020 to holders of record of Class A Common Stock as of February 18, 2020. The shareholders will have an option to elect to receive their dividend 50% in cash and 50% in Class A Common Stock.
King Kylie Transaction
On November 18, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with King Kylie and the other parties listed as signatories to the Purchase Agreement (the “Seller Group Parties”), to build and further expand King Kylie’s brands globally. Pursuant to the Purchase Agreement, on January 6, 2020, the Company acquired 51% of the equity interests in King Kylie from the applicable Seller Group Parties for a base purchase price of $600.0 in cash, subject to certain post-closing adjustments. In addition, as contemplated by the Purchase Agreement, the Company entered into an Evergreen Collaboration Agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the perpetual right and license to manufacture, advertise, promote, distribute and sell certain products of King Kylie and use certain intellectual property owned by or licensed to King Kylie in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products.
Due to the recent closing of this transaction, the Company’s initial accounting is incomplete. The Company has not completed its fair value measurement of the identifiable assets acquired and liabilities assumed. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the third quarter of fiscal 2020.

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
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the Company’s Turnaround Plan, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the strategic review of its Professional Beauty business, associated hair and nail brands sold by the Consumer Beauty division and Brazilian operations and any transaction related thereto, including divestiture (the “Strategic Review”), including timing of such Strategic Review and any transaction and the use of proceeds from any such transaction, its future operations and strategy, ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Acquisition, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, impact and timing of supply chain disruptions and the resolution thereof, timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Turnaround Plan, including operational and organizational structure changes, segment reporting changes, operational execution and simplification initiatives, the move of the Company’s headquarters, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our multi-year Turnaround Plan, including our management headquarters relocation, management realignment, reporting structure changes, and segment reporting changes, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) within the expected time frame or at all;

•the result of the Strategic Review and whether such Strategic Review will result in any transactions (whether relating to all or part of the businesses in scope of the review), the timing, costs and impacts of any such transactions or divestitures, and the amount and use of proceeds from any such transactions;
•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, and the fair value of assets and liabilities associated with acquisitions or divestitures;

•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Turnaround Plan, the Strategic Review and any related transaction, including divestiture, integration of the King Kylie Acquisition, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
•future divestitures and the impact thereof on, and future acquisitions, new licenses and joint ventures and the integration thereof with, our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and luxury channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from the recent Coronavirus epidemic in China on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes;
•our and our joint ventures’, business partners’ and licensors’ abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers) and public goodwill, and defend claims by third parties for infringement of intellectual property rights;
•any change to our capital allocation and/or cash management priorities, including any change in our stock dividend reinvestment program (the “Stock Dividend Reinvestment Program”) and policy;
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters;
•our international operations and joint ventures, including enforceability and effectiveness of our joint venture agreements and reputational, compliance, regulatory, economic and foreign political risks, including difficulties and costs associated with maintaining compliance with a broad variety of complex local and international regulations;
•our dependence on certain licenses (especially in our Luxury division) and our ability to renew expiring licenses on favorable terms or at all;
•our dependence on entities performing outsourced functions, including outsourcing of distribution functions, and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers;
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit (and business or market disruption arising from a "hard Brexit"), the current U.S. administration, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate;
•currency exchange rate volatility and currency devaluation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”);
•our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the move of our headquarters to Amsterdam, implementation of the Strategic Review, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from the recent Coronavirus epidemic in China and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;

•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act) or to protect against theft of customer, employee and corporate sensitive information;
•our ability to attract and retain key personnel and the impact of senior management transitions and organizational structure changes, including the co-location of key business leaders and functions in Amsterdam;
•the distribution and sale by third parties of counterfeit and/or gray market versions of our products;
•the impact of the Cottage Tender Offer and of our Turnaround Plan, and the Strategic Review and any related transactions, on our relationships with key customers and suppliers and certain material contracts;
•our relationship with Cottage Holdco B.V., as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;
•future sales of a significant number of shares by our majority stockholder or contractually by certain commercial banks on behalf of our majority stockholder, as may be required to satisfy obligations under such majority stockholder's credit agreement, or the perception that such sales could occur; and
•other factors described elsewhere in this document and in documents that we file with the SEC from time to time.
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
Industry, Ranking and Market Data
Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations about our industry, market position, market opportunity and market sizes, is based on data from various sources including internal data and estimates as well as third-party sources widely available to the public, such as independent industry publications, government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third-party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we generally believe the market, industry and other information included in this Quarterly Report on Form 10-Q to be the most recently available and to be reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2020” refer to the fiscal year ending June 30, 2020. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, hair color and styling, and skin and body care. We are the global leader in fragrance, a strong number two in professional hair color & styling, and number three in color cosmetics. The transformational acquisition of The Procter & Gamble Company’s beauty business (the “P&G Beauty Business”) and our other strategic transactions have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. Our products are sold in more than 150 countries around the world.
The prestige beauty market, including luxury fragrances, continues to grow in the low to mid single digits. Our Luxury brand portfolio has continued to generate solid revenue growth, however, in connection with our strategic efforts to strengthen the quality of the business through selectively reducing low margin sales, Luxury net revenues are expected to temporarily weaken in the third quarter fiscal 2020. The mass beauty categories in which we compete, including color cosmetics, hair color, mass fragrance and body care, are experiencing moderate declines. While net revenue from our portfolio of Consumer Beauty brands continues to underperform the market, declining in the mid-single digits, we have seen some positive signals in connection with our Turnaround Plan including decelerating market share losses.

The economics of developing, producing, launching, supporting and discontinuing products impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.

Turnaround Plan Update
In July 2019, we commenced our multi-year Turnaround Plan, which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, and deleverage our balance sheet. In connection with the Turnaround Plan, we also announced organizational changes to reduce geographic fragmentation and costs, including the co-location of most of our executive team and corporate functions in a centralized management headquarters in Amsterdam, which is expected to host approximately 500 to 700 roles (largely impacting our London, Geneva and New York operations). These organizational changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, such as our Strategic Review.
While we continue to be in the very early stages of implementing our Turnaround Plan, we believe our second quarter fiscal 2020 performance reflects some mixed results. Our global share trends in the mass beauty categories in which we compete continue to decline; however, the pace of our share declines has decelerated compared to the declines in the overall mass beauty category. The deceleration of our share declines have correlated with our turnaround plan actions including: (i) an increase in working media behind our priority Consumer Beauty brand-country combinations relative to our total advertising and consumer promotion investments leading to improving trends for Rimmel in the United Kingdom, CoverGirl in Canada and Max Factor in Germany and (ii) improvement in our gross margin due to continuing proactive initiatives to reduce product diversion through lower priced distribution channels and execution of price increases in certain products for certain geographies.
In addition, our strategy to focus on the fragrance, color cosmetics and skin care categories, with the goal of stabilizing the Consumer Beauty business and amplifying the performance of the Luxury business, is underway. The execution of the King Kylie purchase agreement, the divestiture of the Younique business and our continued Strategic Review, are reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended December 31, 2019 As Compared To Three Months Ended December 31, 2018 and Six Months Ended December 31, 2019 As Compared To Six Months Ended December 31, 2018.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, our management uses the Adjusted Performance Measures as key metrics in the evaluation of our performance, preparation of our annual budgets and to benchmark performance of our business against our competitors. The following are examples of how these Adjusted Performance Measures are utilized by our management:
•strategic plans and annual budgets are prepared using the Adjusted Performance Measures;
•senior management receives a monthly analysis comparing budget to actual operating results that is prepared using the Adjusted Performance Measures; and

•senior management’s annual compensation is calculated, in part, by using some of the Adjusted Performance Measures.
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
Adjusted Performance Measures reflect adjustments based on the following items:
•Costs related to acquisition and divestiture activities: We have excluded acquisition and divestiture-related costs and the accounting impacts such as those related to transaction costs and costs associated with the revaluation of acquired inventory in connection with business combinations because these costs are unique to each transaction. The nature and amount of such costs vary significantly based on the size and timing of the acquisitions and divestitures, and the maturities of the businesses being acquired or divested. Also, the size, complexity and/or volume of past transactions, which often drives the magnitude of such expenses, may not be indicative of the size, complexity and/or volume of any future acquisitions or divestitures.
•Restructuring and other business realignment costs: We have excluded costs associated with restructuring and business structure realignment programs to allow for comparable financial results to historical operations and forward-looking guidance. In addition, the nature and amount of such charges vary significantly based on the size and timing of the programs. By excluding the referenced expenses from our non-GAAP financial measures, our management is able to further evaluate our ability to utilize existing assets and estimate their long-term value. Furthermore, our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Asset impairment charges: We have excluded the impact of asset impairments as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Gain on sale of business: We have excluded the impact of the Gain on sale of business as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Amortization expense: We have excluded the impact of amortization of finite-lived intangible assets, as such non-cash amounts are inconsistent in amount and frequency and are significantly impacted by the timing and/or size of acquisitions. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance. Although we exclude amortization of intangible assets from our non-GAAP expenses, our management believes that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Any future acquisitions may result in the amortization of additional intangible assets.
•Other expense: We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.
•Noncontrolling interests: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage.
•Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred.
While acquiring brands and licenses comprises a part of our overall growth strategy, along with targeting organic growth opportunities, we have excluded acquisition-related costs and acquisition accounting impacts in connection with business combinations because these costs are unique to each transaction and the amount and frequency are not consistent and are significantly impacted by the timing and size of our acquisitions. Our management assesses the success of an acquisition as a component of performance using a variety of indicators depending on the size and nature of the acquisition, including:
•the scale of the combined company by evaluating consolidated and segment financial metrics;
•the expansion of product offerings by evaluating segment, brand, and geographic performance and the respective strength of the brands;
•the evaluation of share expansion in categories and geographies;
•the earnings per share accretion and substantial incremental free cash flow generation providing financial flexibility for us; and
•the comparison of actual and projected results, including achievement of projected synergies, post integration; provided that timing for any such comparison will depend on the size and complexity of the acquisition.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique (Consumer Beauty segment)	September fiscal year 2020 and September - December fiscal year 2019 financial contribution excluded. Closing date of divestiture was September 16, 2019. This effectively excludes the incremental three months and 14 days of net revenue contribution from Younique in the prior year.
When used herein, the term “Acquisitions” and “Divestitures” or “Divestiture”, as applicable, refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
THREE MONTHS ENDED DECEMBER 31, 2019 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018
NET REVENUES
In the three months ended December 31, 2019, net revenues decreased 7%, or $166.2, to $2,345.0 from $2,511.2 in the three months ended December 31, 2018. Excluding the impact of the Divestiture, total net revenues decreased 3%, or $72.2, to $2,345.0 in the three months ended December 31, 2019 from $2,417.2 in the three months ended December 31, 2018, reflecting a decrease in unit volume of 7% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 6%. The decrease in net revenues primarily reflects:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in North America;
(ii)negative category trends in North America for color cosmetics and mass fragrances;
(iii)negative share and category trends in Europe for the color cosmetics and hair color categories; and
(iv)declines in net revenues due to a reduced focus on lower margin products contributing to positive price and mix and gross margin impacts.
These decreases were partially offset by:
(i)increased net revenues from the continued success of Burberry; and
(ii)incremental net revenues from the relaunch of Gucci Make-up.
Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2019	2018	Change %
NET REVENUES
Luxury	$1,016.5	$1,017.5	—%
Consumer Beauty	799.7	967.8	(17)%
Professional Beauty	528.8	525.9	1%
Total	$2,345.0	$2,511.2	(7)%

Luxury
In the three months ended December 31, 2019, net revenues from the Luxury segment remained consistent at $1,016.5 compared to $1,017.5 in the three months ended December 31, 2018, reflecting an increase in unit volume of 1% offset by a negative foreign currency exchange translation impact of 1%. The underlying net revenue performance reflects:
(i)incremental net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year;
(ii)incremental net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel, despite geopolitical disruptions in Hong Kong;
(iii)incremental net revenues from Hugo Boss due to the resolution of the supply chain disruptions which negatively impacted net revenues in the travel retail channel in the prior year;
(iv)incremental net revenues from Lacoste as a result of the successful launch of Lacoste Timeless in the first quarter of fiscal 2020, as well as increased working media support; and

(v)incremental net revenues from Tiffany & Co due to the launch of Tiffany & Love in the current quarter.
These increases were offset by:
(i)decreased net revenues for Calvin Klein due to a reduced focus on lower margin products, including gift-sets, and lower launch activity in the current year;
(ii)declines in prestige fragrances in ALMEA due to renegotiations with key third party distributors in Latin America; and
(iii)decreased net revenues from the impact of Hurricane Florence which created a shift in shipments from the first quarter to the second quarter in the prior year.
Consumer Beauty
In the three months ended December 31, 2019, net revenues from the Consumer Beauty segment decreased 17%, or $168.1, to $799.7 from $967.8 in the three months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues from the Consumer Beauty segment decreased 9%, or $74.1 to $799.7 in the three months ended December 31, 2019, from $873.8 in the three months ended December 31, 2018 reflecting a decrease in unit volume of 10%, and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in North America primarily for CoverGirl and Rimmel;
(ii)negative category trends in North America for color cosmetics and mass fragrances;
(iii)negative share and category trends in Europe for color cosmetics partially due to a strategic decision to withdraw Bourjois from the U.K. market, as well as negative share and category trends in Europe for hair color impacting the retail hair line of Wella;
(iv)declines in adidas, Rimmel, Bourjois and mass fragrances due to a renegotiation with a key third party distributor in the Middle East;
(v)declines in Max Factor in China in an effort to optimize trade inventory levels;
(vi)declines in Monange and Bozzano in Brazil primarily driven by the negative impact of foreign currency exchange translation. Excluding the impact of foreign currency exchange translation, the net revenue performance of these Brazilian brands was stable versus the prior year, as strong improvement in price and mix was offset by volume declines; and
(vii)declines from strategic initiatives to reduce distribution through lower priced channels in Southeast Asia primarily impacting brands across the mass fragrance category.
These decreases were partially offset by increased net revenues from Sally Hansen due to continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure.
Professional Beauty
In the three months ended December 31, 2019, net revenues from the Professional Beauty segment increased 1%, or $2.9, to $528.8 from $525.9 in the three months ended December 31, 2018, reflecting an increase in price and mix impact of 7%, partially offset by a decrease in unit volume of 5% and a negative foreign currency exchange translation impact of 1%. The increase in net revenues is primarily driven by ghd due to continued success from the ghd Glide and ghd Oracle which launched in the second half of fiscal 2019, as well as increased ghd e-commerce sales. These increases were partially offset by net revenue decreases in the professional hair product category of 1% due to the negative impact of foreign currency exchange translation of 2%, as well as net revenue decreases in the nail product category due to lower launch activity in the current year and increased competitor pricing activities.
Net Revenues by Geographic Regions
In addition to our reporting segments, we report our net revenues by geographic regions. We define our geographic regions as North America (comprising Canada and the United States), Europe and ALMEA (comprising Asia, Latin America, the Middle East, Africa and Australia):

	Three Months Ended December 31,
(in millions)	2019	2018	Change %
NET REVENUES
North America	$635.0	$742.2	(14)%
Europe	1,172.9	1,201.6	(2)%
ALMEA	537.1	567.4	(5)%
Total	$2,345.0	$2,511.2	(7)%
North America
In the three months ended December 31, 2019, net revenues in North America decreased 14%, or $107.2, to $635.0 compared to $742.2 in the three months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues in North America decreased 6%, or $42.5, to $635.0 in the three months ended December 31, 2019 from $677.5 in the three months ended December 31, 2018, primarily due to:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in the United States;
(ii)negative category trends in color cosmetics and mass fragrances in the United States;
(iii)declines in Calvin Klein due to a reduced focus on lower margin products, including gift-sets, and lower launch activity in the current year;
(iv)declines in prestige fragrances from the lapping of Hurricane Florence, which created a shift in shipments from the first quarter to the second quarter in the prior year; and
(v)declines in the nail product category due to lower launch activity in the current year as well as increased competitor pricing activities.
These decreases were partially offset by:
(i)increased net revenues from Sally Hansen due to continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure;
(ii)incremental net revenues from Tiffany & Co due to the launch of Tiffany & Love in the current quarter; and
(iii)incremental net revenues from the professional hair category due to the resolution of the supply chain disruptions which had a negative impact on net revenues in the prior year.
Europe
In the three months ended December 31, 2019, net revenues in Europe decreased 2%, or 28.7, to $1,172.9 compared to $1,201.6 in the three months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues in Europe remained consistent at $1,172.9 in the three months ended December 31, 2019 compared to $1,177.5 in the three months ended December 31, 2018. The underlying net revenue performance includes:
(i)negative share and category trends in Europe for color cosmetics partially due to a strategic decision to withdraw Bourjois from the U.K. market, as well as negative share and category trends in Europe for hair color impacting the retail hair line of Wella; and
(ii)declines from Calvin Klein and Jil Sander in Germany due to a reduced focus on lower margin products, including gift-sets.
These decreases were almost entirely offset by:
(i)increased net revenues from prestige cosmetics due to the relaunch of Gucci Make-Up;
(ii)increased net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year;
(iii)increased net revenues from Hugo Boss primarily in travel retail due to the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year; and
(iv)increased net revenues from ghd primarily due to continued success from the ghd Glide and ghd Oracle which launched in the second half of fiscal 2019.
Excluding the impact of the Divestiture and the negative foreign currency exchange translation impact of 2%, net revenues in Europe increased 2%.
ALMEA

In the three months ended December 31, 2019, net revenues in ALMEA decreased 5%, or $30.3, to $537.1 from $567.4 in the three months ended December 31, 2018, primarily reflecting:
(i)declines in adidas, Rimmel, Bourjois and mass fragrances due to a renegotiation with a key third party distributor in the Middle East as well as declines in prestige fragrances due to a renegotiation with a key third party distributor in Latin America;
(ii)declines in Max Factor in China in an effort to optimize trade inventory levels;
(iii)declines in Monange and Bozzano in Brazil primarily driven by the negative impact of foreign currency exchange translation. Excluding the impact of foreign currency exchange translation, the net revenue performance of these Brazilian brands was stable versus the prior year, as strong improvement in price and mix was offset by volume declines; and
(iv)declines from strategic initiatives to reduce distribution through lower priced channels in Southeast Asia primarily impacting brands across the mass fragrance category.
These decreases were partially offset by increased net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel, despite geopolitical disruptions in Hong Kong, as well as increased net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year.
Excluding the negative foreign currency exchange translation impact of 3%, net revenues in ALMEA decreased 2%.

COST OF SALES
In the three months ended December 31, 2019, cost of sales decreased 10%, or $97.4, to $859.3 from $956.7 in the three months ended December 31, 2018. Cost of sales as a percentage of net revenues decreased to 36.6% in the three months ended December 31, 2019 from 38.1% in the three months ended December 31, 2018, resulting in a gross margin improvement of approximately 150 basis points, primarily reflecting:
(i)decreased excess and obsolescence expense on inventory in the Luxury and Consumer beauty segments driven by the high levels of inventory in the prior year from the supply chain disruptions;
(ii)a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin Luxury and Professional Beauty products;
(iii)a reduced focus on lower margin products, including gift-sets, contributing to manufacturing efficiencies in the Luxury segment as well as declines from strategic initiatives to reduce distribution through lower priced channels in Southeast Asia primarily impacting brands across the mass fragrance category; and
(iv)sales price increases for Monange and Bozzano in Brazil.
These improvements were partially offset by the gross margin impacts from the Divestiture due to prior year margin benefits provided by Younique.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2019, selling, general and administrative expenses decreased 6%, or $81.4, to $1,202.6 from $1,284.0 in the three months ended December 31, 2018. Selling, general and administrative expenses as a percentage of net revenues increased to 51.3% in the three months ended December 31, 2019 from 51.1% in the three months ended December 31, 2018, or approximately 20 basis points. This increase primarily reflects:
(i)60 basis points related to higher bad debt expense due to aged receivables with third party distributors in the Middle East and Latin America;
(ii)40 basis points related to higher share-based compensation due to significant executive forfeitures of share-based compensation instruments in the prior year; and
(iii)40 basis points related to higher administrative costs as a percentage of net revenue as the compensation expense savings from prior restructuring programs were out-paced by the decline in net revenues in the Consumer Beauty division.
These increases were partially offset by a decrease of 130 basis points in advertising and consumer promotion costs, which reflect a decrease in non-strategic advertising and consumer promotion investments in the color cosmetics category, partially offset by an increase in working media investments.

OPERATING INCOME (LOSS)
In the three months ended December 31, 2019, operating income (loss) increased greater than 100%, or $840.0, to income of $35.4 from a loss of $804.6 in the three months ended December 31, 2018. Operating margin, or operating income as a percentage of net revenues, increased to 1.5% in the three months ended December 31, 2019 as compared to (32.0)% in the three months ended December 31, 2018. The operating income and operating margin improvements are largely driven by the asset impairment charges incurred in the prior year.
Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2019	2018	Change %
Operating income (loss)
Luxury	$148.1	$113.6	30%
Consumer Beauty	26.9	(906.9)	>100%
Professional Beauty	73.5	73.8	—%
Corporate	(213.1)	(85.1)	<(100%)
Total	$35.4	$(804.6)	>100%

Luxury
In the three months ended December 31, 2019, operating income for Luxury increased 30%, or $34.5, to $148.1 from $113.6 in the three months ended December 31, 2018. Operating margin increased to 14.6% of net revenues in the three months ended December 31, 2019 as compared to 11.2% in the three months ended December 31, 2018, primarily driven by the asset impairment charges in the prior year, lower cost of goods sold as a percentage of net revenues, and lower amortization as a percentage of net revenues, partially offset by higher selling, general and administrative costs as a percentage of net revenue.
Consumer Beauty
In the three months ended December 31, 2019, operating income for Consumer Beauty increased greater than 100%, or $933.8, to income of $26.9 from a loss of $906.9 in the three months ended December 31, 2018. Operating margin increased to 3.4% of net revenues in the three months ended December 31, 2019 as compared to (93.7)% in the three months ended December 31, 2018, primarily driven by the asset impairment charges in the prior year.
Professional Beauty
In the three months ended December 31, 2019, operating income for Professional Beauty remained consistent, decreasing $0.3, to $73.5 as compared to $73.8 in the three months ended December 31, 2018. Operating margin decreased to 13.9% of net revenues in the three months ended December 31, 2019 as compared to 14.0% in the three months ended December 31, 2018, primarily driven by higher cost of goods sold as a percentage of net revenues, and partially offset by lower selling, general and administrative costs as a percentage of net revenue.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2019, the operating loss for Corporate was $213.1 compared to a loss of $85.1 in the three months ended December 31, 2018, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to operating loss for Corporate was primarily driven by an increase in restructuring and other business realignment costs as well as an increase in acquisition and divestiture related costs.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$148.1	$(37.7)	$185.8
Consumer Beauty	26.9	(21.8)	48.7
Professional Beauty	73.5	(17.3)	90.8
Corporate	(213.1)	(212.8)	(0.3)
Total	$35.4	$(289.6)	$325.0

	Three Months Ended December 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Luxury	$113.6	$(63.3)	$176.9
Consumer Beauty	(906.9)	(961.0)	54.1
Professional Beauty	73.8	(17.3)	91.1
Corporate	(85.1)	(85.3)	0.2
Total	$(804.6)	$(1,126.9)	$322.3

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense, which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.
Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended December 31,
(in millions)	2019	2018	Change %
Reported operating income (loss)	$35.4	$(804.6)	>100%
% of net revenues	1.5%	(32.0)%
Acquisition and divestiture-related costs	36.0	—	N/A
Amortization expense	76.8	88.5	(13)%
Restructuring and other business realignment costs	176.8	73.3	>100%
Asset impairment charges	—	965.1	(100)%
Total adjustments to reported operating income	$289.6	$1,126.9	(74)%
Adjusted operating income	$325.0	$322.3	1%
% of net revenues	13.9%	12.8%
In the three months ended December 31, 2019, adjusted operating income increased 1%, or $2.7 to $325.0 from $322.3 in the three months ended December 31, 2018. Adjusted operating margin increased to 13.9% of net revenues in the three months ended December 31, 2019 from 12.8% in the three months ended December 31, 2018, primarily driven by approximately 130 basis points related to lower cost of sales as a percentage of net revenues partially offset by approximately 20 basis points related to higher selling, general and administrative costs as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 3%.
Amortization Expense
In the three months ended December 31, 2019, amortization expense decreased to $76.8 from $88.5 in the three months ended December 31, 2018. In the three months ended December 31, 2019, amortization expense of $37.7, $21.8, and $17.3 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In three months ended December 31, 2018, amortization expense of $40.5, $30.7, and $17.3 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs. During the three months ended December 31, 2019 we spent approximately $51.0 in connection with the execution of the Turnaround Plan and our previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the three months ended December 31, 2019, we incurred restructuring and other business structure realignment costs of $176.8, as follows:
•We incurred restructuring costs of $134.9 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $41.9 primarily related to the Turnaround Plan, included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In the three months ended December 31, 2018, we incurred restructuring and other business structure realignment costs of $73.3 as follows:
•We incurred restructuring costs of $21.5 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $51.8 primarily related to our Global Integration Activities and certain other programs. This amount includes $47.2 reported in selling, general and administrative expenses and $4.6 reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended December 31, 2019 we incurred $36.0 of costs related to acquisition and divestiture activities. These costs were partially driven by consulting and legal fees associated with the King Kylie purchase agreement, as well as consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Brazilian operations.
In the three months ended December 31, 2018 there were no acquisition or divestiture-related charges incurred.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Asset Impairment Charges
In the three months ended December 31, 2019 we did not incur any asset impairment charges.
In the three months ended December 31, 2018, we incurred $965.1 of asset impairment charges, of which $832.5 related to goodwill, $90.8 related to indefinite-lived other intangible assets (mainly related to the CoverGirl and Clairol trademarks) and $7.0 related to finite-lived other intangible assets, as described and recorded in Asset impairment charges in the Condensed Consolidated Statements of Operations. Additionally, the Company identified indicators of impairment related to the philosophy trademark that is part of the Luxury reporting unit and recorded an asset impairment charge of $22.8. The Company also fully impaired a Corporate equity security investment and recorded an asset impairment charge of $12.0.
INTEREST EXPENSE, NET
In the three months ended December 31, 2019, net interest expense was $71.1 as compared with $68.3 in the three months ended December 31, 2018. This increase is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2019 and 2018 was 55.7% and (8.9)%, respectively. The positive effective tax rate in the three months ended December 31, 2019 results from reporting losses before taxes and a benefit for income taxes. The negative effective tax rate in the three months ended December 31, 2018 results from reporting losses before income taxes and a provision for income taxes. The change in the effective tax rate for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, is primarily due to the resolution of foreign uncertain tax positions of $11.8 in the current period and goodwill impairment recorded in the prior period that was not tax deductible.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$(37.0)	$(20.6)	55.7%	$(877.7)	$78.3	(8.9)%
Adjustments to reported operating income (a) (b)	289.6	63.3		1,126.9	(19.2)
Adjusted income before income taxes	$252.6	$42.7	16.9%	$249.2	$59.1	23.7%

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability.
The adjusted effective tax rate was 16.9% for the three months ended December 31, 2019 compared to 23.7% for the three months ended December 31, 2018. The differences were primarily due to the resolution of foreign uncertain tax positions of $11.8 in the current period.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income (loss) attributable to Coty Inc. increased to loss of $21.1 in the three months ended December 31, 2019 from a loss of $960.6 in the three months ended December 31, 2018. This increase primarily reflects asset impairment charges of $965.1 recorded in the Condensed Consolidated Statements of Operations for the prior period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2019	2018	Change %
Reported net (loss) attributable to Coty Inc.	$(21.1)	$(960.6)	98%
% of net revenues	(0.9)%	(38.3)%
Adjustments to reported operating income (a)	289.6	1,126.9	(74)%
Adjustments to noncontrolling interests (b)	—	(3.6)	100%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(63.3)	19.2	<(100%)
Adjusted net income attributable to Coty Inc.	$205.2	$181.9	13%
% of net revenues	8.8%	7.2%
Per Share Data
Adjusted weighted-average common shares
Basic	758.1	751.1
Diluted	763.5	752.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.27	$0.24
Diluted	0.27	0.24

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
SIX MONTHS ENDED DECEMBER 31, 2019 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2018
NET REVENUES
In the six months ended December 31, 2019, net revenues decreased 6%, or $254.7, to $4,287.8 from $4,542.5 in the six months ended December 31, 2018. Excluding the impact of the Divestiture, total net revenues decreased 3%, or $142.6, to $4,275.4 in the six months ended December 31, 2019 from $4,418.0 in the six months ended December 31, 2018, reflecting a negative foreign currency exchange translation impact of 2%, and a decrease in unit volume of 7% partially offset by a positive price and mix impact of 6%. The decrease in net revenues primarily reflects:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in North America;
(ii)negative category trends in North America for color cosmetics and mass fragrances;
(iii)negative share and category trends in Europe for the color cosmetics and hair color categories; and
(iv)declines in net revenues due to a reduced focus on lower margin products contributing to positive price and mix and gross margin impacts.
These decreases were partially offset by:
(i)increased net revenues from the continued success of Burberry; and
(ii)incremental net revenues from the relaunch of Gucci Make-up.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2019	2018	Change %
Net revenues
Luxury	$1,823.2	$1,810.4	1%
Consumer Beauty	1,516.2	1,796.6	(16)%
Professional Beauty	948.4	935.5	1%
Total	$4,287.8	$4,542.5	(6)%

Luxury
In the six months ended December 31, 2019, net revenues from the Luxury segment increased 1%, or $12.8, to $1,823.2 from $1,810.4 in the six months ended December 31, 2018, reflecting an increase in unit volume of 4%, offset by a negative foreign currency exchange translation impact of 2% and a negative price and mix impact of 1%. The increase in net revenues primarily reflects:
(i)incremental net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year;
(ii)incremental net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel, despite geopolitical disruptions in Hong Kong; and
(iii)incremental net revenues from Hugo Boss and Gucci Fragrances in Europe due to the resolution of the supply chain disruptions which negatively impacted net revenues in the travel retail channel in the prior year.
These increases were partially offset by:
(i)net revenue decreases from Calvin Klein due to a reduced focus on lower margin products, including gift-sets, and lower launch activity in the current year; and
(ii)declines in prestige fragrances in ALMEA due to renegotiations with key third party distributors in Latin America.
Consumer Beauty
In the six months ended December 31, 2019, net revenues from the Consumer Beauty segment decreased 16%, or $280.4, to $1,516.2 from $1,796.6 in the six months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues from the Consumer Beauty segment decreased 10%, or $168.3, to $1,503.8 in the six months ended December 31, 2019 from $1,672.1 in the six months ended December 31, 2018, reflecting a decrease in unit volume of 11% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in North America primarily for CoverGirl and Rimmel;
(ii)negative category trends in North America for color cosmetics and mass fragrance;
(iii)negative share and category trends in Europe for color cosmetics partially due to a strategic decision to withdraw Bourjois from the U.K. market, as well as negative share and category trends in Europe for the hair color impacting the retail hair line of Wella;
(iv)declines in adidas, Rimmel, Bourjois and mass fragrances due to a renegotiation with a key third party distributor in the Middle East;
(v)declines from strategic initiatives to reduce distribution through lower priced channels in Latin America and Southeast Asia primarily impacting the retail hair line of Wella and brands across the mass fragrance category;
(vi)declines in Max Factor in China in an effort to optimize trade inventory levels; and
(vii)declines in Monange and Bozzano in Brazil primarily driven by the negative impact of foreign currency exchange translation. Excluding the impact of foreign currency exchange translation, the net revenue performance of these Brazilian brands was stable versus the prior year, as strong improvement in price and mix was offset by volume declines.

Professional Beauty
In the six months ended December 31, 2019, net revenues from the Professional Beauty segment increased 1%, or $12.9, to $948.4 from $935.5 in the six months ended December 31, 2018, reflecting a positive price and mix impact of 5%, partially offset by a negative foreign currency exchange translation impact of 3%, and a decrease in unit volume of 1%. The increase in this segment primarily reflects increased net revenues from ghd due to continued success from ghd Glide and ghd Oracle which launched in the second half of fiscal 2019, as well as increased net revenues in the nail product category from the resolution of the prior year supply chain disruptions. These increases were partially offset by a net revenue decrease in the professional hair category of 1% due to the negative impact of foreign currency exchange translation of 2%.
Net Revenues by Geographic Regions
In addition to our reporting segments, net revenues by geographic regions are as follows.

	Six Months Ended December 31,
(in millions)	2019	2018	Change %
Net revenues
North America	$1,221.6	$1,387.1	(12)%
Europe	2,042.5	2,073.8	(2)%
ALMEA	1,023.7	1,081.6	(5)%
Total	$4,287.8	$4,542.5	(6)%

North America
In the six months ended December 31, 2019, net revenues in North America decreased 12%, or $165.5, to $1,221.6 from $1,387.1 in the six months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues in North America decreased 7%, or $87.3, to $1,212.3 in the six months ended December 31, 2019 from $1,299.6 in the six months ended December 31, 2018, primarily due to:
(i)negative share trends in the color cosmetics category as a result of shelf-space losses in United States primarily for CoverGirl and Rimmel;
(ii)negative category trends in the United States for color cosmetics and mass fragrances; and
(iii)declines from Calvin Klein due to a reduced focus on lower margin products, including gift-sets, and lower launch activity in the current year.
These decreases were partially offset by the resolution of the supply chain disruptions which had a negative impact in the region in the prior period primarily for professional hair care brands across the category.
Europe
In the six months ended December 31, 2019, net revenues in Europe decreased 2%, or $31.3, to $2,042.5 from $2,073.8 in the six months ended December 31, 2018. Excluding the impact of the Divestiture, net revenues in Europe remained consistent at $2,040.1 in the six months ended December 31, 2019 compared to $2,044.2 in the six months ended December 31, 2018. The underlying net revenue performance primarily reflects:
(i)incremental net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year;
(ii)increased net revenues from ghd due to continued success from the launch of ghd Glide and ghd Oracle, which launched in the second half of fiscal 2019;
(iii)incremental net revenues from Hugo Boss and Gucci due to the resolution of the supply chain disruptions which negatively impacted net revenues in the travel retail channel in the prior year; and
(iv)incremental net revenues from Lacoste in Russia from the launch of Lacoste Timeless in the first quarter of fiscal 2020.

These increases were offset by:
(i)negative share and category trends in Europe for color cosmetics partially due to a strategic decision to withdraw Bourjois from the U.K. market, as well as negative share and category trends in Europe for hair color impacting the retail hair line of Wella; and
(ii)declines from Calvin Klein and Jil Sander in Germany due to a reduced focus on lower margin products, including gift-sets.

Excluding the impact of the Divestiture and the negative foreign currency exchange translation impact of 3%, net revenues in Europe increased 3%.
ALMEA
In the six months ended December 31, 2019, net revenues in ALMEA decreased 5%, or $57.9, to $1,023.7 from $1,081.6 in the six months ended December 31, 2018, primarily reflecting:
(i)declines in adidas, Rimmel, Bourjois and mass fragrances due to a renegotiation with a key third party distributor in the Middle East as well as declines in prestige fragrances due to a renegotiation with a key third party distributor in Latin America;
(ii)declines from strategic initiatives to reduce distribution through lower priced channels in Latin America and Southeast Asia primarily impacting the retail hair line of Wella and brands across the mass fragrance category;
(iii)declines in Max Factor in China in an effort to optimize trade inventory levels; and
(iv)declines in Monange and Bozzano in Brazil primarily driven by the negative impact of foreign currency exchange translation. Excluding the impact of foreign currency exchange translation, the net revenue performance of these Brazilian brands was stable versus the prior year, as strong improvement in price and mix was offset by volume declines.
These decreases were partially offset by increased net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel, despite geopolitical disruptions in Hong Kong, as well as increased net revenues from Burberry due to continued success from the launch of Burberry Her in the prior year.
Excluding the negative foreign currency exchange translation impact of 2%, net revenues in ALMEA decreased 3%.
COST OF SALES
In the six months ended December 31, 2019, cost of sales decreased 10%, or $168.1, to $1,597.7 from $1,765.8 in the six months ended December 31, 2018. Cost of sales as a percentage of net revenues decreased to 37.3% in the six months ended December 31, 2019 from 38.9% in the six months ended December 31, 2018 resulting in a gross margin improvement of approximately 160 basis points primarily reflecting:
(i)a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin Luxury and Professional Beauty products;
(ii)a reduced focus on lower margin products, including gift-sets, contributing to manufacturing efficiencies in the Luxury segment as well as declines in sales volume from strategic initiatives to reduce distribution through lower priced channels in Latin America and Southeast Asia primarily impacting the retail hair line of Wella and brands across the mass fragrance category;
(iii)sales price increases for Monange and Bozzano in Brazil; and
(iv)a decrease in excess and obsolescence expense on inventory in the Corporate segment for artwork transition activities on acquired inventory in connection to the acquisition of the P&G Beauty Business.
These improvements were partially offset by gross margin impacts from the Divestiture due to prior year margin benefits provided by Younique.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2019, selling, general and administrative expenses decreased 5%, or $131.1, to $2,275.2 from $2,406.3 in the six months ended December 31, 2018. Selling, general and administrative expenses as a percentage of net revenues increased to 53.1% in the six months ended December 31, 2019 from 53.0% in the six months ended December 31, 2018, or approximately 10 basis points. This increase was primarily due to an increase of 50 basis points in bad debt expense due to aged receivables with third party distributors in the Middle East and Latin America. These costs were mostly offset by a decrease of 40 basis points in advertising and consumer promotion costs, which reflect a decrease in non-strategic advertising and consumer promotion investments in the color cosmetics category, partially offset by an increase in working media investments..

OPERATING INCOME (LOSS)
In the six months ended December 31, 2019, operating income (loss) increased greater than 100%, or $986.7 to income of $161.4 from a loss of $825.3 in the six months ended December 31, 2018. Operating margin, or operating income as a percentage of net revenues, increased to 3.8% in the six months ended December 31, 2019 as compared to (18.2)% in the six months ended December 31, 2018. The operating income and operating margin improvements are largely driven by the asset impairment charges incurred in the prior year.
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2019	2018	Change %
Operating income (loss)
Luxury	$238.4	$162.3	47%
Consumer Beauty	(16.4)	(925.5)	98%
Professional Beauty	97.9	78.8	24%
Corporate	(158.5)	(140.9)	(12)%
Total	$161.4	$(825.3)	>100%
Luxury
In the six months ended December 31, 2019, operating income for Luxury increased 47%, or $76.1, to $238.4 from $162.3 in the six months ended December 31, 2018. Operating margin increased to 13.1% of net revenues in the six months ended December 31, 2019 as compared to 9.0% in the six months ended December 31, 2018, primarily reflecting the asset impairment charges in the prior year, lower cost of goods sold as a percentage of net revenues and lower amortization as a percentage of net revenue, partially offset by higher selling, general, and administrative costs as a percentage of net revenues.

Consumer Beauty
In the six months ended December 31, 2019, operating loss for Consumer Beauty decreased 98%, or $909.1, to a loss of $16.4 from a loss of $925.5 in the six months ended December 31, 2018. Operating margin increased to (1.1)% of net revenues in the six months ended December 31, 2019 as compared to (51.5)% in the six months ended December 31, 2018, primarily reflecting the asset impairment charges in the prior year.
Professional Beauty
In the six months ended December 31, 2019, operating income for Professional Beauty increased by 24%, or $19.1, to $97.9 from $78.8 in the six months ended December 31, 2018. Operating margin increased to 10.3% of net revenues in the six months ended December 31, 2019 as compared to 8.4% in the six months ended December 31, 2018, primarily driven by lower selling, general, and administrative costs as a percentage of net revenues and lower amortization expense as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2019, the operating loss for Corporate was $158.5 compared to a loss of $140.9 in the six months ended December 31, 2018, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to operating loss for Corporate was primarily driven by an increase in restructuring and other business realignment costs as well as an increase in acquisition and divestiture related costs offset by the gain on sale of business.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Luxury	$238.4	$(75.7)	$314.1
Consumer Beauty	(16.4)	(50.9)	34.5
Professional Beauty	97.9	(34.5)	132.4
Corporate	(158.5)	(157.2)	(1.3)
Total	$161.4	$(318.3)	$479.7

	Six Months Ended December 31, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Luxury	$162.3	$(116.2)	$278.5
Consumer Beauty	(925.5)	(994.4)	68.9
Professional Beauty	78.8	(36.1)	114.9
Corporate	(140.9)	(141.7)	0.8
Total	$(825.3)	$(1,288.4)	$463.1

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization expense, which is reflected in the Luxury, Consumer Beauty and Professional Beauty divisions.

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2019	2018	Change %
Reported operating income (loss)	$161.4	$(825.3)	>100%
% of net revenues	3.8%	(18.2)%
Asset impairment charges	—	977.7	(100)%
Amortization expense	161.1	181.0	(11)%
Restructuring and other business realignment costs	205.7	129.7	59%
Acquisition and divestiture-related costs	36.0	—	N/A
(Gain)/Loss on sale of business	(84.5)	—	N/A
Total adjustments to reported operating income	$318.3	$1,288.4	(75)%
Adjusted operating income	$479.7	$463.1	4%
% of net revenues	11.2%	10.2%
Adjusted operating income in the six months ended December 31, 2019 increased 4%, or $16.6, to $479.7 from $463.1 in the six months ended December 31, 2018. Adjusted operating margin increased to 11.2% of net revenues in the six months ended December 31, 2019 as compared to 10.2% in the six months ended December 31, 2018, primarily driven by approximately 140 basis points related to lower cost of sales as a percentage of net revenues partially offset by approximately 40 basis points related to higher selling, general and administrative costs as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income increased 6%.
Asset Impairment Charges
In the six months ended December 31, 2019, we did not incur any asset impairment charges.
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
Amortization Expense
In the six months ended December 31, 2019, amortization expense decreased to $161.1 from $181.0 in the six months ended December 31, 2018. In the six months ended December 31, 2019, amortization expense of $75.7, 50.9, and 34.5 was reported in the Luxury, Consumer Beauty and Professional Beauty segments, respectively. In the six months ended December 31, 2018, amortization expense of $80.8, $64.1, and $36.1 was reported in the Luxury, Consumer Beauty, and Professional Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs. During the six months ended December 31, 2019 we spent approximately $86.0 in connection with the execution of the Turnaround Plan and our previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the six months ended December 31, 2019, we incurred restructuring and other business structure realignment costs of $205.7, as follows:
•We incurred restructuring costs of $140.9 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $64.8 primarily related to our Turnaround plan which is included in selling, general and administrative expenses.
In the six months ended December 31, 2018, we incurred restructuring and other business structure realignment costs of $129.7 as follows:
•We incurred Restructuring costs of $37.0 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $92.7 primarily related to our Global Integration Activities and certain other programs. Of this amount $82.9 is included in selling, general and administrative expenses and $9.8 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the six months ended December 31, 2019, we incurred $36.0 of cost relating to consulting and legal fees associated with the King Kylie purchase agreement, as well as consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Brazilian operations.
In the six months ended December 31, 2018, there were no acquisition or divestiture-related charges incurred.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain (Loss) on Sale of Business
In the six months ended December 31, 2019, we completed the divestiture of Younique resulting in income of $84.5 included in Gain on sale of business in the Condensed Consolidated Statements of Operations. In the six months ended December 31, 2018, we did not divest any business.
INTEREST EXPENSE, NET
In the six months ended December 31, 2019, net interest expense was $148.5 as compared with $132.4 in the six months ended December 31, 2018. This increase is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2019 and 2018 was (324.5)% and (0.1)%, respectively. The negative effective tax rate in the six months ended December 31, 2019 results from reporting income before taxes and a benefit for income taxes. The negative effective tax rate in the six months ended December 31, 2018 results from reporting losses before income taxes and a provision for income taxes. The change in the effective tax rate for the six months ended December 31, 2019, as compared to the prior period is primarily due to goodwill impairment recorded in the prior period that was not tax deductible.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2019			Six Months Ended December 31, 2018
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$9.4	$(30.5)	(324.5)%	$(965.2)	$0.9	(0.1)%
Gain on sale of business adjustment (a)(b)	(84.5)	4.8
Adjustments to reported operating income (a)(b)	402.8	86.0		1,288.4	45.9
Adjusted income before income taxes	$327.7	$60.3	18.4%	$323.2	$46.8	14.5%

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability.
The adjusted effective tax rate was 18.4% for the six months ended December 31, 2019 compared to 14.5% for the six months ended December 31, 2018. The differences were primarily due to a $30.0 tax benefit recognized in the prior period as a result of a favorable Swiss tax ruling.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income (loss) attributable to Coty Inc. increased to income of $31.2 in the six months ended December 31, 2019, from a loss of $972.7 in the six months ended December 31, 2018. This increase reflects the divestiture of Younique resulting in $84.5 of income reflected in Gain on sale of business of the Condensed Consolidated Statements of Operations for the six months ended December 31, 2019 and asset impairment charges of $977.7 recorded in the prior period.

We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2019	2018	Change %
Reported net income (loss) attributable to Coty Inc.	$31.2	$(972.7)	>100%
% of net revenues	0.7%	(21.4)%
Adjustments to reported operating income (a)	318.3	1,288.4	(75)%
Adjustments to noncontrolling interests (b)	(3.0)	(7.4)	59%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(90.8)	(45.9)	(98)%
Adjusted net income attributable to Coty Inc.	255.7	262.4	(3)%
% of net revenues	6.0%	5.8%
Per Share Data
Adjusted weighted-average common shares
Basic	756.1	751.0
Diluted	761.2	752.6
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.34	$0.35
Diluted	0.34	0.35

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and committed and uncommitted lines of credit provided by banks and lenders in the U.S. and abroad. As of December 31, 2019, we had cash and cash equivalents of $288.8 compared with $340.4 as of June 30, 2019.
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
As a result of the cash on hand, our expected ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs on both a near term and long-term basis. On an ongoing basis, we factor trade receivables under our receivables purchase facilities (see Note 2—Summary of Significant Accounting Policies). We may also, from time to time phase vendor payments in order to supplement the timing of our cash flows. In addition, cash generated from the divestiture of any businesses will be utilized to reduce debt and to be returned to shareholders.
Debt
See Note 10—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.

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
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions. Most recently, these agreements included the following:
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
During the six months ended December 31, 2019, total cash received for trade receivables factored under the U.S. Receivables Purchase Agreement, net of collections and factoring costs, was $11.6. Gross trade receivables factored under the U.S. Receivables Purchase Agreement during the six months ended December 31, 2019 totaled $285.6.
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
During the six months ended December 31, 2019, total cash received for trade receivables factored under the European Receivables Purchase Agreement, net of collections and factoring costs, was $64.8. Gross trade receivables factored under the European Receivables Purchase Agreement during the six months ended December 31, 2019 totaled $213.0. Remaining balances due from the factor amounted to $11.6, as of December 31, 2019.
Cash Flows

	Six Months Ended December 31,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$462.0	$237.7
Net cash used in investing activities	(119.4)	(300.1)
Net cash (used in) provided by financing activities	(380.7)	153.7
Net cash provided by operating activities
Net cash provided by operating activities was $462.0 and $237.7 for the six months ended December 31, 2019 and 2018, respectively, an increase of $224.3. Operating cash inflows were positively impacted by net changes in working capital accounts period over period of $301.4. Higher inflows from working capital in the current year are primarily a result of cash inflows from accrued expenses and other current liabilities, which were the result of lower payments for restructuring and business realignment programs in the current year. Furthermore, changes in inventories contributed to $120.5 of the period over period increase due to improved inventory management and the reversal of the prior period impact of the supply chain disruptions. Additionally, trade receivables contributed inflows of $57.8 principally due to the implementation of the factoring facilities in the U.S. in the second half of fiscal 2019 and incremental facility in Europe during the past six months. Inflows from these working capital accounts were only partially offset by higher cash outflows from accounts payable of $90.3 due to lower overall spending.
Net cash used in investing activities
Net cash used in investing activities was $119.4 and $300.1 for the six months ended December 31, 2019 and 2018, respectively. The decrease in net cash used in investing activities of $180.7 was due to lower capital expenditures of $114.3,

$40.8 of payments for business combinations and asset acquisitions made in prior year which did not reoccur and $25.6 of net cash proceeds from the sale of the Younique business, which took place during the first three months of fiscal 2020.
Net cash (used in) provided by financing activities
Net cash used in financing activities during the six months ended December 31, 2019 was $380.7 compared to cash provided by financing activities of $153.7 during the six months ended December 31, 2018. The increase of $534.4 of cash outflows from financing activities was primarily due to net repayments associated with the Company's revolving loan facility during the six months ended December 31, 2019 compared to net borrowings on this facility during the six months ended December 31, 2018. Additionally, during the first quarter of fiscal 2020, a $45.0 payment was made to purchase the remaining mandatorily redeemable noncontrolling interest in the Company’s Southeast Asian subsidiary, which did not occur in the prior year. The impact of this cash outflow was partially offset by lower cash used for dividend payments as a result of the Company’s Stock Dividend Reinvestment Program, which became available to stockholders in the fourth quarter of fiscal 2019.
Dividends
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders will be able to make this election on a quarterly basis. The percentage of our total Class A Common Stock for which the shareholders elected to participate in the Stock Dividend Reinvestment Program for the December 27, 2019 dividend was 65%.
As may be declared by the Board of Directors (the “Board”), we anticipate issuing future dividends on a quarterly basis.
For additional information on our Share Repurchase Program, see Note 14—Equity in the notes to our Condensed Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 14—Equity in the notes to our Condensed Consolidated Financial Statements.
Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of December 31, 2019 and June 30, 2019, the liability amounted to $8.0 and $7.5, of which $6.4 and $6.1, respectively, was recorded in Other noncurrent liabilities and $1.6 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Southeast Asian subsidiary
In July 2019, we purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of December 31, 2019, the remaining MRFI liability was nil.
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

Younique
On September 16, 2019, we completed the sale of all our membership interest in Foundation which held the net assets of Younique. On the date of this transaction, the Younique membership holders had a 40.7% membership interest in Foundation. See Note 5—Business Combinations, Asset Acquisitions and Divestitures. As a result of the sale of our membership interest in Foundation, RNCI of $360.4 was derecognized as of the date of sale.
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
Subsidiary in the Middle East
As of December 31, 2019, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We recognized $98.6 and $86.5 as the RNCI balances as of December 31, 2019 and June 30, 2019, respectively.
Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties amount to a total of R$249.0 million (approximately $61.9). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $55.3 and $97.1 as of December 31, 2019 and June 30, 2019, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of December 31, 2019 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2019 Form 10-K, except as noted above. For the six months ended December 31, 2019, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As part of our quarterly review of the critical accounting policies during the first quarter of fiscal 2020, we concluded that the assumptions around Pension Benefit Costs and Redeemable Noncontrolling Interests no longer involved significant judgments, assumptions or estimates due to changes in our business, and thus excluded these policies from the above list. As of December 31, 2019, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2019 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to our business, including consumer class or collective actions, personal injury (including asbestos-related claims), intellectual property, competition, non-compete, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While we cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. However, management’s assessment of our Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to us, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, we are in discussions with regulators, including discussions initiated by us, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, we can give no assurance that the results of any such proceedings will not materially affect our reputation, our business, prospects, financial condition, results of operations, cash flows or the trading price of our securities.
Certain Litigation. A purported stockholder class action complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9, captioned Rumsey v. Coty, Inc., et al., Case No. 1:19-cv-00650-LPS, was filed by a putative stockholder against the Company and certain current and former directors of the Company in the U.S. District Court for the District of Delaware, but has not yet been served. The plaintiff alleges that the Company’s Schedule

14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. The plaintiff asserts claims under the federal securities laws and seeks, among other things, injunctive and/or monetary relief.
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. Oral argument on the motions to dismiss is scheduled for April 21, 2020.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2019 and subsequent Quarterly Reports on Form 10-Q. The information presented below supplements and updates and should be read in conjunction with the risk factors and information disclosed in those periodic reports.
Our strategic review may not result in any transaction or other specific action, whether relating to all or a portion of the businesses in scope of the review, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.
In October 2019, we initiated a process to explore strategic alternatives, including divestiture, for our Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as our Brazilian operations, and we have retained external advisors to assist in this effort. This strategic review is ongoing and may not result in the consummation of any transaction, whether relating to all or a portion of the businesses in scope of the review, on the currently anticipated timetable or at all. In addition, any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, and interest of third parties in a potential transaction.
The strategic review could adversely affect our business, financial condition and results of operations. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the strategic review. These expenses must be paid regardless of whether any transaction is completed. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board from our business, could negatively affect our ability to attract, retain and motivate key employees, could impact our relationships with suppliers and/or customers, could lead to a disproportionate cost base for the size of the remaining business, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives, any potential transaction or transactions and the related amounts or use of proceeds of any such transaction, and perceived uncertainties related to the future of the Company, could cause our stock price to fluctuate significantly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2019.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Purchase Agreement, dated as of November 18, 2019, by and among King Kylie Holdings, LLC, KMJ 2018 Irrevocable Trust, Kylie Jenner Inc., King Kylie, LLC, Coty Inc. and solely for the purpose of Section 6.7 and Section 6.13, KKJ 2018 Irrevocable Trust.

10.2	Employment Agreement, dated October 31, 2019, between Coty Management B.V. and Richard Jones.†
10.3	Employment Agreement, dated December 3, 2019, between Coty Management B.V. and Pascal Baltussen.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: February 5, 2020	By:	/s/Pierre Laubies
Name: Pierre Laubies
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Financial Officer
(Principal Financial Officer)