Form 10-Q
period 2020-03-31
COTY INC.
filed 2020-05-11
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At May 5, 2020, 763,092,589 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net revenues	$1,528.0	$1,990.6	$5,815.8	$6,533.1
Cost of sales	617.1	741.2	2,214.8	2,507.0
Gross profit	910.9	1,249.4	3,601.0	4,026.1
Selling, general and administrative expenses	999.1	1,070.5	3,274.3	3,476.8
Gain on sale of business	—	—	(84.5)	—
Amortization expense	87.6	86.7	248.7	267.7
Restructuring costs	(6.7)	6.7	134.2	43.7
Acquisition and divestiture-related costs	49.3	—	85.3	—
Asset impairment charges	40.4	—	40.4	977.7
Operating (loss) income	(258.8)	85.5	(97.4)	(739.8)
Interest expense, net	73.6	72.0	222.1	204.4
Other expense, net	0.5	17.5	4.0	25.0
Loss before income taxes	(332.9)	(4.0)	(323.5)	(969.2)
(Benefit) provision for income taxes	(68.5)	—	(99.0)	0.9
Net loss	(264.4)	(4.0)	(224.5)	(970.1)
Net income attributable to noncontrolling interests	6.2	2.3	9.5	4.1
Net income attributable to redeemable noncontrolling interests	1.0	5.8	6.4	10.6
Net loss attributable to Coty Inc.	$(271.6)	$(12.1)	$(240.4)	$(984.8)
Net loss attributable to Coty Inc. per common share:
Basic	$(0.36)	$(0.02)	$(0.32)	$(1.31)
Diluted	(0.36)	(0.02)	(0.32)	(1.31)
Weighted-average common shares outstanding:
Basic	760.8	751.4	757.7	751.1
Diluted	760.8	751.4	757.7	751.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(264.4)	$(4.0)	$(224.5)	$(970.1)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(364.6)	(18.6)	(385.2)	(127.5)
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $11.0 and $3.4, and $9.4 and $8.9 during the three and nine months ended, respectively	(35.0)	(11.0)	(29.9)	(28.7)
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $2.0, and $0.0 and $0.6 during the three and nine months ended, respectively	(1.5)	(5.6)	(4.6)	(4.0)
Total other comprehensive loss, net of tax	(401.1)	(35.2)	(419.7)	(160.2)
Comprehensive loss	(665.5)	(39.2)	(644.2)	(1,130.3)
Comprehensive income (loss) attributable to noncontrolling interests:
Net income	6.2	2.3	9.5	4.1
Foreign currency translation adjustment	(0.1)	(0.1)	—	0.1
Total comprehensive income attributable to noncontrolling interests	6.1	2.2	9.5	4.2
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.0	5.8	6.4	10.6
Comprehensive loss attributable to Coty Inc.	$(672.6)	$(47.2)	$(660.1)	$(1,145.1)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,278.5	$340.4
Restricted cash	33.1	40.0
Trade receivables—less allowances of $68.9 and $48.1, respectively	844.2	1,161.2
Inventories	959.9	1,153.3
Prepaid expenses and other current assets	557.4	577.8
Total current assets	3,673.1	3,272.7
Property and equipment, net	1,355.9	1,600.6
Goodwill	4,922.1	5,073.8
Other intangible assets, net	7,442.2	7,422.3
Operating lease right-of-use assets (See Note 3)	477.1	—
Deferred income taxes	284.3	146.3
Other noncurrent assets	155.3	149.7
TOTAL ASSETS	$18,310.0	$17,665.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,422.1	$1,732.7
Accrued expenses and other current liabilities	1,322.7	1,483.7
Short-term debt and current portion of long-term debt	185.9	193.8
Current operating lease liabilities (See Note 3)	104.9	—
Income and other taxes payable	50.2	66.9
Total current liabilities	3,085.8	3,477.1
Long-term debt, net	9,172.0	7,469.9
Long-term operating lease liabilities (See Note 3)	429.0	—
Pension and other post-employment benefits	579.1	593.5
Deferred income taxes	623.8	652.5
Other noncurrent liabilities	360.5	427.2
Total liabilities	14,250.2	12,620.2
COMMITMENTS AND CONTINGENCIES (See Note 18)
REDEEMABLE NONCONTROLLING INTERESTS	98.7	451.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 and 9.4 issued and outstanding, respectively, at March 31, 2020 and June 30, 2019	—	0.1
Class A Common Stock, $0.01 par value; 1,000.0 shares authorized, 828.6 and 819.2 issued and 763.1 and 754.2 outstanding, respectively, at March 31, 2020 and June 30, 2019	8.3	8.1
Additional paid-in capital	10,431.0	10,620.5
Accumulated deficit	(4,782.3)	(4,541.2)
Accumulated other comprehensive income	(478.5)	(58.8)
Treasury stock—at cost, shares: 65.5 and 65.0, respectively, at March 31, 2020 and June 30, 2019	(1,446.3)	(1,441.8)
Total Coty Inc. stockholders’ equity	3,732.2	4,586.9
Noncontrolling interests	228.9	6.5
Total equity	3,961.1	4,593.4
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$18,310.0	$17,665.4

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Nine Months Ended March 31, 2020
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8
Adjustment due to the adoption of ASC 842 (See Note 2)						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1		0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income (loss)						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—	—	—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	$0.1	822.5	$8.1	$10,566.1	$(4,489.6)	$(183.4)	65.5	$(1,446.3)	$4,455.0	$9.3	$4,464.3	$94.6
Exercise of employee stock options and restricted stock units			1.1		1.5					1.5		1.5
Shares withheld for employee taxes					(3.5)					(3.5)		(3.5)
Share-based compensation expense					10.3					10.3		10.3
Dividends declared - Cash and Other ($0.125 per common share)					(66.1)					(66.1)		(66.1)
Dividends declared - Stock ($0.125 per common share)					(29.3)					(29.3)		(29.3)
Dividends settled in Shares of Class A Common Stock			2.4	0.2	29.3					29.5		29.5
Net income (loss)						(21.1)				(21.1)	0.5	(20.6)	4.2
Other comprehensive loss							105.9			105.9	0.1	106.0
Distribution to noncontrolling interests, net										—		—	(10.7)
Adjustment of redeemable noncontrolling interests to redemption value					(10.5)					(10.5)		(10.5)	10.5
BALANCE—December 31, 2019	9.4	$0.1	826.0	$8.3	$10,497.8	$(4,510.7)	$(77.5)	65.5	$(1,446.3)	$4,471.7	$9.9	$4,481.6	$98.6
Cancellation of Preferred Stock	(7.9)	(0.1)			(0.6)					(0.7)		(0.7)
Exercise of employee stock options and restricted stock units			0.2		0.6					0.6		0.6
Shares withheld for employee taxes					(0.3)					(0.3)		(0.3)

Share-based compensation expense					3.5					3.5		3.5
Dividends declared - Cash and Other ($0.125 per common share)					(66.9)					(66.9)		(66.9)
Dividends declared - Stock ($0.125 per common share)					(28.7)					(28.7)		(28.7)
Dividends settled in Shares of Class A Common Stock			2.4		28.7					28.7		28.7
Net income (loss)						(271.6)				(271.6)	6.2	(265.4)	1.0
Other comprehensive loss							(401.0)			(401.0)	(0.1)	(401.1)
Distribution to noncontrolling interests, net										—		—	(4.0)
Noncontrolling interest due to transaction (See Note 5)										—	212.9	212.9
Adjustment of redeemable noncontrolling interests to redemption value					(3.1)					(3.1)		(3.1)	3.1
BALANCE—March 30, 2020	1.5	$—	828.6	$8.3	$10,431.0	$(4,782.3)	$(478.5)	65.5	$(1,446.3)	$3,732.2	$228.9	$3,961.1	$98.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
For the Three and Nine Months Ended March 31, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3
Adjustment due to the adoption of ASU No. 2016-16						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3
Exercise of employee stock options and restricted stock units			—	—	0.7					0.7		0.7
Share-based compensation expense					6.4					6.4		6.4
Dividends ($0.125 per common share)					(94.0)					(94.0)		(94.0)
Net (loss) income						(12.1)				(12.1)	1.2	(10.9)	0.8
Other comprehensive loss							(48.0)			(48.0)	0.2	(47.8)
Distribution to noncontrolling interests, net										—	(1.3)	(1.3)	(4.3)
Additional redeemable noncontrolling interests due to employee grants (See Note 17)					(1.6)					(1.6)		(1.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					37.2					37.2		37.2	(37.2)
BALANCE—September 30, 2018	5.0	$—	815.8	$8.1	$10,699.5	$(769.1)	$110.8	65.0	$(1,441.8)	$8,607.5	$5.6	$8,613.1	$622.2
Cancellation of Preferred Stock	(3.1)	—								—		—
Exercise of employee stock options and restricted stock units			0.4		0.2					0.2		0.2
Shares withheld for employee taxes					(1.3)					(1.3)		(1.3)
Share-based compensation expense					4.4					4.4		4.4
Dividends ($0.125 per common share)					(94.6)					(94.6)		(94.6)
Net (loss) income						(960.6)				(960.6)	0.6	(960.0)	4.0
Other comprehensive income							(77.2)			(77.2)	—	(77.2)
Distribution to noncontrolling interests, net										—		—	(11.9)
Adjustment of redeemable noncontrolling interests to redemption value					126.7					126.7		126.7	(126.7)
BALANCE—December 31, 2018	1.9	$—	816.2	$8.1	$10,734.9	$(1,729.7)	$33.6	65.0	$(1,441.8)	$7,605.1	$6.2	$7,611.3	$487.6
Issuance of Preferred Stock	6.9	0.1			0.6					0.7		0.7
Cancellation of Preferred Stock	(0.4)	—								—		—
Exercise of employee stock options and restricted stock units			0.2	—	0.5					0.5		0.5
Shares withheld for employee taxes					(0.1)					(0.1)		(0.1)
Share-based compensation expense					(0.5)					(0.5)		(0.5)

Dividends ($0.125 per common share)					(94.7)					(94.7)		(94.7)
Net (loss) income						(12.1)				(12.1)	2.3	(9.8)	5.8
Other comprehensive income							(35.1)			(35.1)	(0.1)	(35.2)
Distribution to noncontrolling interests, net										—	(3.6)	(3.6)	(8.3)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					0.9					0.9		0.9	0.1
Adjustment of redeemable noncontrolling interests to the higher of its redemption value or carrying value					33.0					33.0		33.0	(33.0)
BALANCE—March 30, 2019	8.4	$0.1	816.4	$8.1	$10,674.6	$(1,741.8)	$(1.5)	65.0	$(1,441.8)	$7,497.7	$4.8	$7,502.5	$452.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224.5)	$(970.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	547.7	550.3
Non-cash lease expense (See Note 3)	81.5	—
Deferred income taxes	(150.7)	(57.5)
Provision for bad debts	28.2	7.8
Provision for pension and other post-employment benefits	26.4	27.3
Share-based compensation	18.1	7.8
Gain on sale of business (See Note 5)	(84.5)	—
Asset impairment charges	40.4	977.7
Non-cash restructuring charges	0.3	27.8
Foreign exchange losses	33.8	0.3
Other	37.7	28.3
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	206.0	290.1
Inventories	97.2	(59.4)
Prepaid expenses and other current assets	(8.4)	(7.5)
Accounts payable	(246.0)	(5.3)
Accrued expenses and other current liabilities	(31.7)	(344.1)
Operating lease liabilities	(80.9)	—
Income and other taxes payable	(25.8)	(3.8)
Other noncurrent assets	(30.8)	19.4
Other noncurrent liabilities	(29.5)	(37.7)
Net cash provided by operating activities	204.5	451.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(206.4)	(330.9)
Proceeds from sale of business, net of cash disposed	25.6	—
Payment for business combinations and asset acquisitions, net of cash acquired	(592.2)	(40.8)
Proceeds from sale of assets	0.2	0.7
Net cash used in investing activities	(772.8)	(371.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, original maturity less than three months	(4.0)	(17.1)
Proceeds from revolving loan facilities	4,543.9	1,587.4
Repayments of revolving loan facilities	(2,589.0)	(1,106.8)
Repayments of term loans and other long-term debt	(139.4)	(142.5)
Dividend payment	(196.9)	(282.8)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	2.7	2.0
Payments for purchases of Class A Common Stock held as Treasury Stock	(4.5)	—
Net payments of foreign currency contracts	(9.4)	(6.5)
Purchase of remaining mandatorily redeemable noncontrolling interest	(45.0)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(24.5)	(34.3)

Payment of debt issuance costs	—	(10.7)
All other	(4.1)	(5.4)
Net cash provided by (used in) financing activities	1,529.8	(16.7)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(30.3)	(5.7)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	931.2	58.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	380.4	362.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,311.6	$420.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$188.8	$195.8
Cash received during the period for settlement of interest rate swaps	—	43.2
Cash paid during the period for income taxes, net of refunds received	125.5	88.4
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$82.1	$97.3
Non-cash Common Stock dividend	88.9	—
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
During the three months ended March 31, 2020, the Company’s chief operating decision maker (“CODM”) changed the reporting structure used to allocate resources amongst its regional commercial business units, and accordingly, the Company recast its segment results. See Note 4—Segment Reporting for information on the Company’s segments.
On October 21, 2019, the Company announced that as part of its ongoing strategic review of its business, management and the Board of Directors have determined that the Company will focus on its fragrance, cosmetics and skin care businesses. As a result, Coty initiated a process to explore strategic alternatives, including divestiture, for its Professional Beauty business and retail hair brands, as well as the Company’s Brazilian operations. On May 11, 2020, the Company announced that it signed a Memorandum of Understanding ("MOU") with KKR Rainbow Aggregator (Asset) GP LLC (along with KKR Rainbow Aggregator L.P., "KKR") for the sale of a 60% interest in its Professional Beauty business and retail hair brands, including OPI and ghd ("the PB Sale"), at an enterprise value of $4,300.0. Under the terms of the MOU, the Company agreed to exclusively negotiate a definitive agreement with respect to the PB Sale with KKR. Upon reaching such agreement, Coty will carve out such business into a standalone company in which KKR will acquire a 60% stake and Coty will retain the remaining 40% interest. The Company expects that the proceeds from any potential transaction during the next year will be used to pay down debt, other than a maximum of $500.0 that will be used to fund operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2019. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2020. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2020 and June 30, 2019, the Company had restricted cash of $33.1 and $40.0, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2020 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2020.

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
Tax Information
The effective income tax rate for the three months ended March 31, 2020 and 2019 was 20.6% and 0.0%, respectively and 30.6% and (0.1)% for the nine months ended March 31, 2020 and 2019, respectively. The positive effective tax rate in the three and nine months ended March 31, 2020 results from reporting losses before income taxes and a benefit for income taxes. The negative effective tax rate in the nine months ended March 31, 2019 results from reporting losses before income taxes and a provision for income taxes. The change in the effective tax rate for the three and nine months ended March 31, 2020, as compared to the three and nine months ended March 31, 2019, is primarily due to the resolution of foreign uncertain tax positions and goodwill impairment recorded in the prior period that was not tax deductible.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2020 and June 30, 2019, the gross amount of UTBs was $331.3 and $336.1, respectively. As of March 31, 2020, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $156.3. As of March 31, 2020 and June 30, 2019, the liability associated with UTBs, including accrued interest and penalties, was $174.9 and $179.9, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.2 and $0.6 for the three months ended March 31, 2020 and 2019, respectively and $1.3 and $3.2 for the nine months ended March 31, 2020 and 2019, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019 was $18.6 and $17.3, respectively. On the basis of the information available as of March 31, 2020, it is reasonably possible that a decrease of up to $33.8 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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
The following chart provides additional information about the Company’s operating leases for the three and nine months ended March 31, 2020:

Lease Cost:	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating lease cost	$34.1	$96.2
Short-term lease cost	0.5	1.8
Variable lease cost	17.5	45.2
Sublease income	(2.1)	(6.7)
Net lease cost	$50.0	$136.5
Other information:
Operating cash outflows from operating leases	$(31.7)	$(94.8)
Right-of-use assets obtained in exchange for lease obligations	11.4	15.5

Weighted-average remaining lease term - real estate		7.4 years
Weighted-average discount rate - real estate leases		3.38%

Future minimum lease payments for the Company’s operating leases as of March 31, 2020 are as follows:

Fiscal Year Ending June 30,
2020, remaining	$41.0
2021	113.3
2022	97.9
2023	71.8
2024	61.2
Thereafter	221.5
Total future lease payments	606.7
Less: imputed interest	(72.8)
Total present value of lease liabilities	533.9
Current operating lease liabilities	104.9
Long-term operating lease liabilities	429.0
Total operating lease liabilities	$533.9

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

4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
On July 1, 2019, the Company announced its turnaround plan, which included the Company's CODM changing the reporting structure used to allocate resources from the previous category focused organizational structure that included three operating and reportable segments: Luxury, Consumer Beauty and Professional Beauty, to a structure based on regional commercial business units. These changes were implemented during the three months ended March 31, 2020. See Note 1—Description of Business for information on the Company’s turnaround plan update announced on October 21, 2019.
As a result of these changes, the Company has four operating segments and reportable segments: Europe, Middle East & Africa (“EMEA”), Americas, Asia Pacific, and Professional Beauty. EMEA, Americas and Asia Pacific include the businesses focused on prestige fragrances, prestige skin care, prestige color cosmetics, mass color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care, and are supported by central marketing teams.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes restructuring and realignment costs, costs related to acquisition and divestiture activities and impairments of long lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. Due to the changes in the reporting structure to the CODM, certain internal cost allocations between the segments were revised. Further, previously incurred amortization expense and asset impairment charges related to goodwill and intangible assets that have historically supported Luxury and Consumer Beauty categories were reallocated. The results of Younique, LLC ("Younique") are included in "Other." See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on Younique and the divestiture, which was completed on September 16, 2019. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2020	2019	2020	2019
Net revenues:
Americas	$492.6	$581.6	$1,689.0	$1,897.4
EMEA	550.6	705.6	2,229.7	2,406.0
Asia Pacific	124.7	197.7	537.5	606.5
Professional Beauty	360.1	419.0	1,304.1	1,348.6
Other	—	86.7	55.5	274.6
Total	$1,528.0	$1,990.6	$5,815.8	$6,533.1
Operating income (loss):
Americas	(16.8)	36.4	20.0	(293.3)
EMEA	(47.4)	53.8	108.8	(207.6)
Asia Pacific	(24.7)	22.4	3.0	(29.4)
Professional	2.1	33.0	112.4	110.8
Other	—	(2.9)	(11.0)	(11.0)
Corporate	(172.0)	(57.2)	(330.6)	(309.3)
Total	$(258.8)	$85.5	$(97.4)	$(739.8)
Reconciliation:
Operating (loss) income	$(258.8)	$85.5	$(97.4)	$(739.8)
Interest expense, net	73.6	72.0	222.1	204.4
Other expense, net	0.5	17.5	4.0	25.0
Loss before income taxes	$(332.9)	$(4.0)	$(323.5)	$(969.2)

Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2020	2019	2020	2019
Fragrance	35.2%	36.6%	41.4%	40.6%
Color Cosmetics	27.9	27.7	23.7	25.6
Hair Care	28.2	25.7	26.2	24.7
Skin & Body Care	8.7	10.0	8.7	9.1
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

5. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
King Kylie Transaction
On November 18, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with King Kylie, LLC ("King Kylie"), a Delaware limited liability company, and the other parties listed as signatories to the Purchase Agreement (the “Seller Group Parties”), to build and further expand King Kylie’s brands globally. Pursuant to the Purchase Agreement, on January 6, 2020, the Company acquired 51% of the equity interests in King Kylie from the applicable Seller Group Parties for a base purchase price of $600.0 in cash, subject to certain post-closing adjustments. In addition, as contemplated by the Purchase Agreement, the Company entered into a Collaboration Agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the right and license to manufacture, advertise, promote, distribute and sell certain products of King Kylie and use certain intellectual property owned by or licensed to King Kylie in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products.
The Company estimated the preliminary fair value of acquired assets, liabilities and noncontrolling interest as of the date of acquisition based on information currently available. The Company is still evaluating the fair value of assets acquired and liabilities assumed. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the estimated allocation of the purchase price to the net assets as of the January 6, 2020 acquisition date:

	Estimated fair value	Estimated useful life (in years)
Cash and cash equivalents	$7.8
Receivables	2.2
Inventories	2.5
Property, plant and equipment	3.6
Collaboration agreement	369.0	20
License agreement	280.0	20
Customer relationships	27.0	1.5
Goodwill	127.4	Indefinite
Net other liabilities	(6.6)
Total value	$812.9

Noncontrolling interest	212.9
Total purchase price	$600.0

Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating King Kylie’s products into the Company’s existing manufacturing and sales channels.
The fair value of the noncontrolling interest was estimated using the income approach applied to the projected cash flows of King Kylie. As King Kylie is a private company, the fair value measurement was based on significant inputs that are not observable in the market and thus, represent a Level 3 measurement.
For the fiscal quarter ended March 31, 2020, net revenues and net income of King Kylie included in the Company’s Consolidated Statements of Operations were $37.0 and $1.8, respectively. Net income for the fiscal quarter ended March 31, 2020 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of finite-lived intangibles. This amortization impacted the net income for the fiscal quarter ended March 31, 2020 by $11.5.

Business Divestitures
Younique
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9. The sale resulted in a pre-tax gain of $84.5, included in Gain on sale of business in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020. Younique’s operations are included within Other and its results of operations through the Closing Date are included in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020.
Other Transactions
Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest in a certain consolidated Southeast Asian subsidiary. Refer to Note 17—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests.
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions. These costs can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, including fees related to transitional services, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $13.2 and $0.0 for the three months ended March 31, 2020 and 2019, respectively, and $17.3 and $0.0 for the nine months ended March 31, 2020 and 2019, respectively. Acquisition-related costs incurred during the three and nine months ended March 31, 2020 were primarily related to the King Kylie Transaction. See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on the acquisition.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, divestiture-related costs can include costs related to transitional services. The Company recognized divestiture-related costs of $36.1 and $0.0 for the three months ended March 31, 2020 and 2019, respectively, and $68.0 and $0.0 for the nine months ended March 31, 2020 and 2019, respectively. Divestiture-related costs incurred during the three and nine months ended March 31, 2020 were primarily related to the Company’s strategic review of its business. See Note 1—Description of Business for information on the strategic review.
These costs have been recorded in Acquisition and divestiture-related costs in the Condensed Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Turnaround Plan	$6.0	$—	$152.6	$—
Global Integration Activities	(11.8)	2.6	(16.2)	31.3
2018 Restructuring Actions	(0.9)	4.5	(1.9)	13.3
Other Restructuring	—	(0.4)	(0.3)	(0.9)
Total	$(6.7)	$6.7	$134.2	$43.7
Turnaround Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan. Over the next four fiscal years, the Company expects to incur approximately $170.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.

Of the expected costs, the Company has incurred cumulative restructuring charges of $152.6 related to approved initiatives through March 31, 2020, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Cumulative through March 31, 2020	$146.7	$0.1	$(0.3)	$6.1	$152.6
The related liability balance and activity for the Turnaround Plan restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2019	$—	$—	$—	$—	$—
Restructuring charges	159.6	0.1	(0.3)	6.1	165.5
Payments	(13.5)	—	—	(3.9)	(17.4)
Changes in estimates	(12.9)	—	—	—	(12.9)
Non-cash utilization	—	—	0.3	—	0.3
ASC 842 adoption adjustment	—	—	—	(1.5)	(1.5)
Effect of exchange rates	(0.1)	—	—	—	(0.1)
Balance—March 31, 2020	$133.1	$0.1	$—	$0.7	$133.9
The Company currently estimates that the total remaining accrual of $133.9 will result in cash expenditures of approximately $33.2, $87.0 and $13.7 in fiscal 2020, 2021 and thereafter, respectively.
Global Integration Activities
In connection with the acquisition of The Procter & Gamble Company’s beauty business, the Company has incurred restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $483.8 related to approved initiatives through March 31, 2020, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2017	$333.9	$22.4	$4.6	$4.1	$365.0
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	(6.0)	4.5	27.8	2.2	28.5
Fiscal 2020	(10.5)	(5.6)	—	(0.1)	(16.2)
Cumulative through March 31, 2020	$384.9	$40.6	$46.7	$11.6	$483.8
The related liability balance activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$53.7	$11.7	$1.6	$67.0
ASC 842 adoption adjustment	—	—	(1.5)	(1.5)
Payments	(22.1)	(3.3)	—	(25.4)
Changes in estimates	(10.5)	(5.6)	(0.1)	(16.2)
Effect of exchange rates	(1.2)	—	—	(1.2)
Balance—March 31, 2020	$19.9	$2.8	$—	$22.7
The Company currently estimates that the total remaining accrual of $22.7 will result in cash expenditures of approximately $8.8, $13.6 and $0.3 in fiscal 2020, 2021 and thereafter, respectively.

2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (the “2018 Restructuring Actions”).
Of the expected costs, the Company incurred cumulative restructuring charges of $83.3 related to approved initiatives through March 31, 2020, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	15.4	(0.1)	—	1.5	16.8
Fiscal 2020	(1.9)	—	—	—	(1.9)
Cumulative through March 31, 2020	$77.0	$0.1	$1.3	$4.9	$83.3
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$15.5	$0.1	$1.5	$17.1
Payments	(8.2)	(0.1)	—	(8.3)
Changes in estimates	(1.9)	—	—	(1.9)
ASC 842 adoption adjustment	—	—	(1.2)	(1.2)
Effect of exchange rates	(0.3)	—	—	(0.3)
Balance—March 31, 2020	$5.1	$—	$0.3	$5.4
The Company currently estimates that the total remaining accrual of $5.4 will result in cash expenditures of approximately $2.1 and $3.3 in fiscal 2020 and 2021, respectively.
Other Restructuring
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(0.3) and $(0.9) during the nine months ended March 31, 2020 and 2019, respectively. The related liability balances were $3.3 and $9.0 at March 31, 2020 and June 30, 2019, respectively. The Company currently estimates that the total remaining accrual of $3.3 will result in cash expenditures of $0.9, $1.8 and $0.6 in fiscal 2020, 2021 and thereafter, respectively.
8. INVENTORIES
Inventories as of March 31, 2020 and June 30, 2019 are presented below:

	March 31, 2020	June 30, 2019
Raw materials	$204.9	$259.5
Work-in-process	7.5	20.4
Finished goods	747.5	873.4
Total inventories	$959.9	$1,153.3

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units as of March 31, 2020.
During the third quarter of fiscal 2020, the Company was adversely impacted by the COVID-19 global pandemic. This drove a decrease in net revenue, impacting all product categories across the Company, due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. Management concluded that this adverse factor represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets.
As a result, in the three and nine months ended March 31, 2020, the Company recognized asset impairment charges of $40.4, relating to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor and Bourjois trademarks). These impairments are recorded as Asset impairment charges in the Condensed Consolidated Statements of Operations.
Goodwill
Goodwill as of March 31, 2020 and June 30, 2019 is presented below:

	Americas	EMEA	APAC	Professional Beauty	Total
Gross balance at June 30, 2019	$3,184.4	$3,798.7	$1,300.7	$821.9	$9,105.7
Accumulated impairments	(1,835.1)	(1,780.7)	(416.1)	—	(4,031.9)
Net balance at June 30, 2019	$1,349.3	$2,018.0	$884.6	$821.9	$5,073.8

Changes during the period ended March 31, 2020
Acquisitions (a)	$127.4	$—	$—	$—	$127.4
Disposition of business	(11.2)	(10.2)	(2.0)	—	(23.4)
Foreign currency translation	(85.3)	(103.9)	(36.5)	(30.0)	(255.7)

Gross balance at March 31, 2020	$3,215.3	$3,684.6	$1,262.2	$791.9	$8,954.0
Accumulated impairments	(1,835.1)	(1,780.7)	(416.1)	—	(4,031.9)
Net balance at March 31, 2020	$1,380.2	$1,903.9	$846.1	$791.9	$4,922.1

(a) Includes goodwill resulting from the King Kylie Transaction on January 6, 2020 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
As described in Note 4—Segment Reporting, the Company changed its segments during the third quarter ended March 31, 2020. As a result, the Company allocated goodwill to the new segments using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2020 and June 30, 2019 are presented below:

	March 31, 2020	June 30, 2019
Indefinite-lived other intangible assets	$2,667.3	$2,729.8
Finite-lived other intangible assets, net	4,774.9	4,692.5
Total Other intangible assets, net	$7,442.2	$7,422.3

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2019	$3,356.7	3,356.7
Accumulated impairments	(626.9)	(626.9)
Net balance at June 30, 2019	$2,729.8	2,729.8

Changes during the period ended March 31, 2020
Foreign currency translation	$(22.1)	(22.1)
Impairment charges	(40.4)	(40.4)

Gross balance at March 31, 2020	$3,334.6	3,334.6
Accumulated impairments	(667.3)	(667.3)
Net balance at March 31, 2020	$2,667.3	2,667.3
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2019
License agreements	$3,245.3	$(874.5)	$(19.6)	$2,351.2
Customer relationships	1,951.6	(642.0)	(5.5)	1,304.1
Trademarks	1,039.5	(229.4)	(0.5)	809.6
Product formulations and technology	354.1	(126.5)	—	227.6
Total	$6,590.5	$(1,872.4)	$(25.6)	$4,692.5
March 31, 2020
License agreements (a)	$3,815.7	$(972.4)	$(19.6)	$2,823.7
Customer relationships (a)	1,728.4	(639.8)	(5.5)	1,083.1
Trademarks	911.7	(241.4)	(0.5)	669.8
Product formulations and technology	340.5	(142.2)	—	198.3
Total	$6,796.3	$(1,995.8)	$(25.6)	$4,774.9

(a) Includes License agreements and Customer relationships of $649.0 and $27.0, respectively, resulting from the King Kylie Transaction on January 6, 2020 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
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
Amortization expense was $87.6 and $86.7 for the three months ended March 31, 2020 and 2019, respectively and $248.7 and $267.7 for the nine months ended March 31, 2020 and 2019, respectively.

10. DEBT
The Company’s debt balances consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

	March 31, 2020	June 30, 2019
Short-term debt	$0.1	$4.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	2,738.5	792.1
2018 Coty Term A Facility due April 2023	2,959.0	3,147.0
2018 Coty Term B Facility due April 2025	2,295.9	2,342.3
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	606.2	625.0
2026 Euro Notes due April 2026	275.5	284.1
Other long-term debt and capital lease obligations	0.7	1.1
Total debt	9,425.9	7,745.8
Less: Short-term debt and current portion of long-term debt	(185.9)	(193.8)
Total Long-term debt	9,240.0	7,552.0
Less: Unamortized debt issuance costs	(58.6)	(71.3)
Less: Discount on Long-term debt	(9.4)	(10.8)
Total Long-term debt, net	$9,172.0	$7,469.9
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2020, total short-term debt decreased to $0.1 from $4.2 as of June 30, 2019. In addition, the Company had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $51.1 and $97.1 as of March 31, 2020 and June 30, 2019, respectively.
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
On April 29, 2020, the Company amended its existing credit agreement. The amendment (i) provides a net debt to EBITDA financial covenant "holiday" through March 31, 2021; (ii) establishes a minimum liquidity covenant through March 31, 2021 of $350.0; and (iii) effectively places certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional secured indebtedness. The amendment does not modify the applicable funding costs during the period through March 31, 2021.
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
In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	March 31, 2020		June 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$7,993.4	$6,296.6	$6,281.4	$6,058.9
Senior Unsecured Notes	1,431.7	1,229.6	1,459.1	1,439.6
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.

Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of March 31, 2020, are presented below:

Fiscal Year Ending June 30,
2020, remaining	$46.4
2021	185.5
2022	185.5
2023	5,962.2
2024	23.4
Thereafter	3,022.1
Total	$9,425.1
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

Quarterly Test Period Ending	Total Net Leverage Ratio (as amended April 29, 2020) (a)
March 31, 2020	5.25 to 1.00
June 30, 2020 through March 31, 2021	N/A (not tested)(b)
June 30, 2021 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

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
(b) The 2018 Coty Credit Agreement, as amended, establishes a quarterly minimum liquidity covenant for this period of $350.0.
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement, as amended), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. On January 6, 2020, the Company entered into a purchase agreement for the King Kylie Transaction, which constituted a Material Acquisition. As such, per the 2018 Coty Credit Agreement, as amended, the maximum Total Net Leverage Ratio for the quarter ending March 31, 2020 is 5.95.
As of March 31, 2020, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

11. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest expense	$68.7	$76.8	$210.5	$223.3
Foreign exchange losses (gains), net of derivative contracts	6.1	(0.3)	14.8	(4.1)
Interest income	(1.2)	(4.5)	(3.2)	(14.8)
Total interest expense, net	$73.6	$72.0	$222.1	$204.4

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$8.4	$8.5	$0.4	$0.3	$8.8	$8.8
Interest cost	0.2	0.2	2.3	3.3	0.5	0.5	3.0	4.0
Expected return on plan assets	—	—	(2.2)	(2.1)	—	—	(2.2)	(2.1)
Amortization of prior service cost (credit)	—	—	(0.2)	0.1	(1.5)	(1.5)	(1.7)	(1.4)
Amortization of net (gain) loss	0.2	(0.2)	—	—	—	—	0.2	(0.2)
Net periodic benefit cost (credit)	$0.4	$—	$8.3	$9.8	$(0.6)	$(0.7)	$8.1	$9.1

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$27.1	$25.3	$1.3	$0.9	$28.4	$26.2
Interest cost	0.6	0.6	6.9	9.9	1.5	1.5	9.0	12.0
Expected return on plan assets	—	—	(6.4)	(6.3)	—	—	(6.4)	(6.3)
Amortization of prior service cost (credit)	—	—	(0.6)	0.3	(4.6)	(4.5)	(5.2)	(4.2)
Amortization of net (gain) loss	0.6	(0.6)	—	0.2	—	—	0.6	(0.4)
Net periodic benefit cost (credit)	$1.2	$—	$27.0	$29.4	$(1.8)	$(2.1)	$26.4	$27.3

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
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of March 31, 2020 and June 30, 2019, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $3,000.0 and $2,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $340.3 and $214.8 as of March 31, 2020 and June 30, 2019, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(3.8) and $0.0 as of March 31, 2020 and June 30, 2019, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Foreign exchange forward contracts	$1.2	$(0.2)	$1.8	$(0.2)
Interest rate swap contracts	(27.9)	(11.4)	(24.3)	(27.3)
Cross-currency swap contracts	14.9	—	(3.8)	—
Net investment hedge	67.5	70.5	125.5	149.1
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(43.2) and $(13.3) as of March 31, 2020 and June 30, 2019, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(22.9). As of March 31, 2020, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.2)	$—	$0.1	$—	$1.0	$—	$0.1	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(2.8)	—	2.7	—	(3.1)	—	10.4

Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2020	2019	2020	2019
Foreign exchange contracts	Selling, general and administrative expenses	$(0.7)	$—	$(1.6)	$0.1
Foreign exchange contracts	Interest expense, net	(14.5)	(4.1)	(3.2)	(5.7)
Foreign exchange contracts	Other expense, net	1.0	—	0.7	1.4

14. EQUITY
Common Stock
As of March 31, 2020, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2020, total authorized shares of Class A Common Stock was 1,000.0 million and total outstanding shares of Class A Common Stock was 763.1 million.
As of March 31, 2020, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 61% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and nine months ended March 31, 2020, JABC acquired nil and nil shares of Class A Common Stock in open market purchases on the New York Stock Exchange, acquired 3.3 million and 3.3 million shares of Class A Common Stock from the Company's CEO and elected to receive 2.3 million and 7.3 million shares of Class A Common Stock, respectively, under the Company’s dividend reinvestment program.
Preferred Stock
As of March 31, 2020, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock outstanding as of March 31, 2020, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
On March 27, 2020, the Company reacquired, retired and cancelled 7,905,341 shares of its Series A-1 Preferred Stock, reducing the total authorized number of shares of Series A-1 Preferred Stock from 7,905,341 to zero shares.
As of March 31, 2020, total authorized, issued and outstanding shares of Series A Preferred Stock were 1.5 million, respectively, and Series A-1 Preferred Stock were nil, respectively. The Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of March 31, 2020, the Company has no Preferred Stock classified as equity, and $0.1 classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2020, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2020, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
The Company repurchased 0.5 million shares of its Class A Common Stock for $4.5 during the nine months ended March 31, 2020 in connection with the exit of an executive in September 2019.

Dividends
The following dividends were declared during the nine months ended March 31, 2020:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Settled in Cash	Dividends Settled in Stock (a)	Dividends Payable (b)
Fiscal 2020
August 28, 2019	Quarterly	$0.125	September 9, 2019	$0.125	September 30, 2019	$63.3	$30.9	$1.1
November 6, 2019	Quarterly	$0.125	November 18, 2019	$0.125	December 27, 2019	$65.5	$29.3	$1.3
February 5, 2020	Quarterly	$0.125	February 18, 2020	$0.125	March 27, 2020	$66.4	$28.7	$1.2
Fiscal 2020		$0.375		$0.375		$195.2	$88.9	$3.6

(a)The September 30, 2019, December 27, 2019 and March 27, 2020 stock dividend payments of $30.9, $29.3 and $28.7 resulted in the issuances of 3.2 million, 2.4 million and 2.4 million shares of Class A Common Stock, respectively.
(b)The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2020 were $196.5, consisting of $195.2 dividends settled in cash, $3.6 dividends payable, offset by $2.3 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.7 for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2020. Thus, total dividends settled in cash during the nine months ended March 31, 2020 were $196.9.
Total accrued dividends on unvested RSUs and phantom units of $2.0 and $4.9 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2020.
For the period through April 1, 2021, our 2018 Coty Credit Agreement, as amended, limits our ability to declare cash dividends.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)
Other comprehensive (loss) income before reclassifications	(31.4)	121.7	(506.9)	—	(416.6)
Net amounts reclassified from AOCI/(L)	1.5	—	—	(4.6)	(3.1)
Net current-period other comprehensive (loss) income	(29.9)	121.7	(506.9)	(4.6)	(419.7)
Balance—March 31, 2020	$(43.2)	$336.5	$(764.3)	$(7.5)	$(478.5)

(a) For the nine months ended March 31, 2020, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $4.6, net of tax of $0.0.

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

15. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Equity plan expense	$3.5	$(0.5)	$20.0	$10.3
Equity plan modified and cash settled	19.0	—	19.0	—
Liability plan (income) expense	(1.9)	—	(1.9)	(2.6)
Fringe expense	0.1	—	1.3	0.5
Total share-based compensation expense	$20.7	$(0.5)	$38.4	$8.2

The share-based compensation expense for the three and nine months ended March 31, 2020 of $20.7 and $38.4, respectively, includes $23.8 and $44.0 expense offset by $3.1 and $5.6 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments. For the three and nine months ended March 31, 2020, $19.0 of shared based compensation expense related to the repurchase of Series A-1 Preferred Stock shares from the Company's CEO. The share-based compensation expense for the three and nine months ended March 31, 2019 of $(0.5) and $8.2, respectively, includes $8.5 and $26.0 expense offset by $(9.0) and $(17.8) income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in estimated forfeiture rates during the period.
As of March 31, 2020, the total unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred Stock and restricted and other share awards is $36.6, nil and $92.5, respectively. The unrecognized share-based compensation expense related to stock options, Series A and A-1 Preferred stock and restricted and other share awards is expected to be recognized over a weighted-average period of 3.67, nil and 3.58 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted approximately 0.1 million and 5.4 million RSUs and other share awards during the three and nine months ended March 31, 2020, respectively. The Company recognized share-based compensation expense of $4.0 and $2.2 for the three months ended March 31, 2020 and 2019, respectively and $17.0 and $9.9 for the nine months ended March 31, 2020 and 2019, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
On February 27, 2020, the Company agreed to repurchase 6.9 million shares of Series A-1 Preferred Stock from the CEO for $19.0, which settled in cash during the three months ended March 31, 2020. The repurchase was treated as a modification of stock compensation awards' vesting and settlement terms. The Company recorded an incremental expense of $19.0 related to the modification during the three and nine months ended March 31, 2020.
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and nine months ended March 31, 2020. The Company recognized share-based compensation expense (income) of $15.4 and

$(0.4) for the three months ended March 31, 2020 and 2019, respectively and $16.4 and $(4.6) for the nine months ended March 31, 2020 and 2019, respectively.
Non-Qualified Stock Options
The Company granted nil and 2.2 million non-qualified stock options during the three and nine months ended March 31, 2020, respectively. The Company recognized share-based compensation expense of $1.3 and $(2.3) for the three months ended March 31, 2020 and 2019, respectively and $5.0 and $2.9 for the nine months ended March 31, 2020 and 2019, respectively.
16. NET LOSS ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(in millions, except per share data)
Net loss attributable to Coty Inc.	$(271.6)	$(12.1)	$(240.4)	$(984.8)
Weighted-average common shares outstanding—Basic	760.8	751.4	757.7	751.1
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	—	—	—	—
Weighted-average common shares outstanding—Diluted	760.8	751.4	757.7	751.1
Net loss attributable to Coty Inc. per common share:
Basic	$(0.36)	$(0.02)	$(0.32)	$(1.31)
Diluted	(0.36)	(0.02)	(0.32)	(1.31)

(a)For the three and nine months ended March 31, 2020 and three and nine months ended March 31, 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b)For the three and nine months ended March 31, 2020 and three and nine months ended March 31, 2019, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
17. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial instrument (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E. Shareholders Agreement. As of March 31, 2020 and June 30, 2019, the liability amounted to $9.4 and $7.5, of which $7.6 and $6.1, respectively, was recorded in Other noncurrent liabilities and $1.8 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Southeast Asian subsidiary
In July 2019, the Company purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of March 31, 2020, the remaining MRFI liability was nil.

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
Subsidiary in the Middle East
As of March 31, 2020, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $98.6 and $86.5 as the RNCI balances as of March 31, 2020 and June 30, 2019, respectively.
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
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. Oral argument on the motions to dismiss was held on April 21, 2020. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action.

Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for the 2016-2017 tax periods. The Company is currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties, amount to a total of R$249.0 million (approximately $47.9). The Company believes it has meritorious defenses and it has not recognized a loss for these assessments, as the Company does not believe a loss is probable.
Performance Guarantee
As part of a turnaround plan, the Company relocated its management headquarters from London to Amsterdam. Thus, the Company entered into an agreement with the landlord of the Paddington leased property in London to assign the 13th floor lease to JAB Partners LLP (an entity controlled by JAB, a related party) for the remaining term of the original head lease, which expires on May 5, 2031. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of March 31, 2020, would be approximately $5.9. The Company has assessed the probability of default by the assignee and has determined it to be remote.
19. SUBSEQUENT EVENTS
Convertible Preferred Equity Financing
On May 11, 2020, the Company entered into an investment agreement with KKR, relating to the issuance and sale to KKR of 750,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $750.0, or $1,000 per share. The Series B Preferred Stock will have a liquidation preference of $1,000 per share. Each Series B Preferred Stock share will be convertible into 160.2564 Class A Common shares, subject to adjustment if the definitive agreement with respect to the Sale of PB transaction is not executed by May 30, 2020. The Series B Preferred Stock is convertible at the option of the Holders at any time and at the Company’s option after the third anniversary of issuance if a share price threshold is met for a period as defined in the agreement. Holders of the Series B Preferred Stock will be entitled to a dividend at the rate of 9.0% per annum, accruing daily and payable quarterly in arrears, and subject to an upward adjustment to 12% per annum if the definitive agreement with respect to the Sale of PB transaction is not executed by May 30, 2020; provided that if the definitive agreement with respect to the Sale of PB transaction is executed by May 30, 2020, then the dividend rate shall increase by 1.0% on the seven (7) year anniversary of the closing of the initial issuance (the “Closing Date”) and increasing by an additional 1.0% on each subsequent anniversary up to a total limit of 12.0%. If the Company does not declare and pay a dividend on the Series B Preferred Stock, the dividend rate will increase by 1.0%, until all accrued but unpaid dividends have been paid in full. Dividends will be payable in cash, in kind through the accrual of additional dividends with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. The closing of the issuance and sale of the Series B Preferred Stock is conditioned upon certain customary closing conditions. Pursuant to the Investment Agreement, KKR will make an incremental purchase of $250.0 Series B Preferred Stock upon the signing of the PB Sale transaction (see below), conditioned upon certain customary closing conditions.
Strategic Review Update
On May 11, 2020, the Company also announced that as a result of its previously announced strategic review that it signed a MOU with KKR for the sale of a 60% interest in its Professional Beauty business and associated hair brands, including OPI and GHD (“the PB Sale”), at an enterprise value of $4,300.0. Under the terms of the MOU, the Company agreed to exclusively negotiate a definitive agreement with respect to the PB Sale with KKR. Upon reaching such agreement, Coty will carve out such business into a standalone company in which KKR will acquire a 60% stake and Coty will retain the remaining 40% interest. On signing of the PB Sale transaction, KKR will make an incremental convertible preferred investment of $250.0 in Coty.
Dividend Update
The Board of Directors has suspended the payment of dividends, in keeping with the Company's 2018 Coty Credit Agreement, as amended.
Expansion of Turnaround Plan

As described in Note 7—Restructuring Costs, the Company announced an expansion of the Turnaround Plan on May 11, 2020. As part of this expansion, the Company plans to implement a 25% reduction of our cost base, which does not vary with revenues, by the end of fiscal 2023. The Company expects to incur cash costs consistent with the previously announced estimate. This includes restructuring costs, primarily related to employee termination benefits, an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
Debt Amendment
See Note 10—Debt for details of the amendment to the 2018 Coty Credit Agreement made on April 29, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Fiscal 2019 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward Looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, the Company’s Turnaround Plan and the expansion of such plan to further reduce its cost base, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the strategic review of its Professional Beauty business, associated consumer hair and nail brands and Brazilian operations and any transaction related thereto, including the strategic partnership with KKR (the “Strategic Review”), including timing of such Strategic Review and any transaction and the use of proceeds from any such transaction, the issuance of preferred shares to KKR, its future operations and strategy, ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Transaction, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the availability of local government funding or reimbursement programs in connection with COVID-19 (including expected timing and amounts), impact and timing of supply chain disruptions and the resolution thereof, timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Turnaround Plan, including operational and organizational structure changes, segment reporting changes, operational execution and simplification initiatives, the move of the Company’s headquarters and fixed cost reductions, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•the impact of COVID-19, including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks, joint-venture partners, to meet their obligations to us, in particular collections from customers, the extent that government funding and reimbursement programs in connection with COVID-19 are available to us, and the ability to successfully implement measures to respond to such impacts;
•our ability to successfully implement our multi-year Turnaround Plan, including our management headquarters relocation, management realignment, reporting structure changes, segment reporting changes and the expansion of such plan to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) within the expected time frame or at all;
•the result of the Strategic Review and whether such Strategic Review will result in any transactions (whether relating to all or part of the businesses in scope of the review), the timing, costs and impacts of any such transactions or divestitures, and the amount and use of proceeds from any such transactions;

•the issuance of preferred shares to KKR;
•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products related to Kylie Jenner’s existing beauty business, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes, the assessment of goodwill, other intangible assets and long-lived assets for impairment, the market value of inventory, and the fair value of assets and liabilities associated with acquisitions or divestitures;
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company's response to COVID-19, the Turnaround Plan, the Strategic Review and any related transaction, including divestiture, the integration of the King Kylie Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and luxury channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from COVID-19 on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes;
•our and our joint ventures’, business partners’ and licensors’ abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers) and public goodwill, and defend claims by third parties for infringement of intellectual property rights;
•any change to our capital allocation and/or cash management priorities, including any change in our stock dividend reinvestment program (the “Stock Dividend Reinvestment Program”) and dividend policy;
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
•our dependence on certain licenses (especially in the fragrance category) and our ability to renew expiring licenses on favorable terms or at all;
•our dependence on entities performing outsourced functions, including outsourcing of distribution functions, and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers;
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit (and business or market disruption arising from a “hard Brexit”), the current U.S. administration, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the move of our headquarters to Amsterdam, implementation of the Strategic Review, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology, including as a result of remote working in response to COVID-19, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act) or to protect against theft of customer, employee and corporate sensitive information;
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
•future sales of a significant number of shares by our majority stockholder or the perception that such sales could occur; and
•other factors described elsewhere in this document and in documents that we file with the SEC from time to time.
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, hair color and styling, and skin and body care. We are the global leader in fragrance, a strong number two in professional hair color & styling, and number three in color cosmetics. The transformational acquisition of The Procter & Gamble Company’s beauty business (the “P&G Beauty Business”) and our other strategic transactions, including the King Kylie Transaction, have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. Our products are sold in more than 150 countries around the world.
The recent developments surrounding the COVID-19 pandemic are having material effects on all of our product categories across all segments and geographies. The unprecedented containment measures adopted worldwide to address the pandemic have contributed to a significant decline in volume trends. In particular, demand for prestige products mainly sold in retail malls, professional salon products, and the travel retail channel have been more significantly impacted by temporary closures of non-essential businesses and social distancing measures. Many of our mass products are offered in other channels, such as drug and grocery stores, that continue to operate as essential businesses. However, shelter-in-place orders, reduced store hours, and other social distancing measures have resulted in reduced customer traffic and sales volumes for these product categories as well.
In response to the COVID-19 pandemic, we have implemented several key measures. To mitigate closures of our existing sales channels, open channels and markets are being prioritized, with the acceleration of several initiatives such as e-commerce. We have also taken aggressive steps to reduce operating costs to more appropriately align with the current sales volume trends. Such measures include slowing down our production to adjust our inventories, the recently announced temporary compensation reductions for certain executives and for our non-executive board members, hiring and travel restrictions, temporary furloughs for certain employees and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will actively manage our working capital to support our liquidity needs. Additionally, to address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets, we will be implementing a plan to reduce our cost base, which does not vary with revenues, by 25%, including an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
We anticipate a continued decline in period over period volume trends until such containment measures are discontinued and normal consumer traffic resumes. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Strategic Review Update
On May 11, 2020, we announced that as a result of the Company’s previously announced Strategic Review that we signed a Memorandum of Understanding (“MOU”) with KKR for the sale of a 60% interest in our Professional Beauty business and retail hair brands, including OPI and ghd (“the PB Sale”), at an enterprise value of $4,300.0. Under the terms of the MOU, the Company agreed to exclusively negotiate a definitive agreement with respect to the PB Sale with KKR. Upon reaching such agreement, Coty will carve out such business into a standalone company in which KKR will acquire a 60% stake and Coty will retain the remaining 40% interest. On signing of the PB Sale transaction, KKR will make an incremental convertible preferred investment of $250.0 in Coty.
Turnaround Plan Update
In July 2019, we commenced our multi-year Turnaround Plan, which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, and deleverage our balance sheet. In connection with the Turnaround Plan, we also announced organizational changes to reduce geographic fragmentation and costs, including the co-location of most of our executive team and corporate functions in a centralized management headquarters in Amsterdam, which is expected to host approximately several hundred roles (largely impacting our London, Geneva and New York operations). On May 11, 2020, we announced an expansion of the Turnaround Plan. As part of this expansion, we plan to implement a 25% reduction of our cost base, which does not vary with revenues, by the end of fiscal 2023, including reprioritizing projects providing larger cost reduction benefits, an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses. The expansion is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We expect to incur cash costs consistent with the previously announced estimate.
In connection with these organizational initiatives, we have also changed the reporting structure used to allocate resources from the previous category focused organizational structure to a structure based on regional commercial business units. These segment changes were implemented during the three months ended March 31, 2020. As a result of these changes, the Company has four operating segments and reportable segments: Europe, Middle East & Africa (“EMEA”), Americas, Asia Pacific, and Professional Beauty. EMEA, Americas and Asia Pacific include the businesses focused on prestige fragrances, premium skin care, premium color cosmetics, mass color cosmetics, retail hair coloring and styling products, mass fragrance, mass skin care and body care, and are supported by central marketing teams. We have changed the reporting of our results to reflect the changes in our reportable segments.
These organizational, business and structural changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, such as our Strategic Review.
We continue to be in the early stages of implementing our Turnaround Plan. Exclusive of the effects of the COVID-19 pandemic, which became more evident in the latter portion of the quarter, our global share trends in the mass color cosmetics categories in which we compete continue to decline. However, CoverGirl’s top franchises have experienced market share improvements. In addition, Sally Hansen continues to experience positive trends. These improvements reflect turnaround plan actions including improved promotional activity, improved product assortment and proactive initiatives to reduce product diversion through lower priced distribution channels and execution of price increases in certain products for certain geographies.
Our strategy to focus on the fragrance, color cosmetics and skin care categories, with the goal of stabilizing the mass beauty business and amplifying the performance of the prestige business, is underway. The King Kylie Transaction, the divestiture of the Younique business and the outcome of our Strategic Review, as noted above, are reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including Adjusted operating income, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended March 31, 2020 As Compared To Three Months Ended March 31, 2019 and Nine Months Ended March 31, 2020 As Compared To Nine Months Ended March 31, 2019.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique	September fiscal year 2020 and September - March fiscal year 2019 financial contribution excluded. Closing date of divestiture was September 16, 2019. This effectively excludes the incremental three months and 14 days of net revenue contribution from Younique in the prior year.
Third quarter fiscal 2020	Acquisition: King Kylie Transaction - the acquisition of 51% interest in King Kylie LLC	Third quarter fiscal year 2020 financial contribution excluded.
When used herein, the term “Acquisitions” and “Divestitures” or "Acquisition" and “Divestiture”, as applicable, refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.

THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2019
NET REVENUES
In the three months ended March 31, 2020, net revenues decreased 23%, or $462.6, to $1,528.0 from $1,990.6 in the three months ended March 31, 2019. Excluding the impact of the Acquisition and the Divestiture, total net revenues decreased 22%, or $412.9, to $1,491.0 in the three months ended March 31, 2020 from $1,903.9 in the three months ended March 31, 2019, reflecting a decrease in unit volume of 18%, a negative foreign currency exchange translation impact of 2%, and a negative price and mix impact of 2%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the Company, with the highest impact on the prestige products, professional products, mass color cosmetics and retail hair, due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. Calvin Klein, Gucci, Hugo Boss, Burberry and Wella Professional were prestige and professional brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in CoverGirl, Rimmel, Max Factor and Bourjois.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2020	2019	Change %
NET REVENUES
Americas	$492.6	$581.6	(15)%
EMEA	550.6	705.6	(22)%
Asia Pacific	124.7	197.7	(37)%
Professional Beauty	360.1	419.0	(14)%
Other	—	86.7	(100)%
Total	$1,528.0	$1,990.6	(23)%

Americas
In the three months ended March 31, 2020, net revenues from the Americas segment decreased 15%, or $89.0 to $492.6 compared to $581.6 in the three months ended March 31, 2019. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 22%, or $126.0, to $455.6 in the three months ended March 31, 2020, from $581.6 in the three months ended March 31, 2019 reflecting a decrease in unit volume of 21% and a negative foreign currency exchange translation impact of 3%, offset by a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. Calvin Klein, philosophy, Gucci, Burberry and Marc Jacobs were prestige brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in CoverGirl and Rimmel;
(ii)shelf-space losses in the United States primarily impacting CoverGirl, Rimmel and philosophy which have contributed to the negative share trends in mass color cosmetics and prestige skin products; and
(iii)negative category trends in the United States for mass color cosmetics and mass fragrances.
These decreases were partially offset by increased net revenues from Sally Hansen due to continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure.
EMEA
In the three months ended March 31, 2020, net revenues from the EMEA segment decreased 22%, or $155.0, to $550.6 from $705.6 in the three months ended March 31, 2019, reflecting a decrease in unit volume of 14%, a negative foreign currency exchange translation impact of 2%, and a negative price and mix impact of 6%. The decrease in net revenues primarily reflects:

(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, primarily in Italy, Spain and the Middle East, with the highest impact on prestige products due to the closure of retail malls and travel retail channels. Calvin Klein, Hugo Boss, and Gucci were prestige brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in Bourjois, Rimmel, Max Factor and the retail line of Wella;
(ii)negative share trends in Europe for mass color cosmetics partially due to a strategic decision to withdraw Bourjois in the UK and negative share trends for hair color;
(iii)negative category trends in Europe for mass color cosmetics and hair color impacting Bourjois and the retail hair line of Wella; and
(iv)declines in adidas, Rimmel, Bourjois, Max Factor and mass fragrances due to a renegotiation with key third party distributors in the Middle East and strategic distribution limits in Africa.
These decreases were partially offset by net revenue increases in Russia from the growth of a key mass retail customer.
Asia Pacific
In the three months ended March 31, 2020, net revenues from the Asia Pacific segment decreased 37%, or $73.0, to $124.7 from $197.7 in the three months ended March 31, 2019, reflecting a decrease in unit volume of 32%, a negative foreign currency exchange translation impact of 2%, and a negative price and mix impact of 3%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, primarily in China, with the highest impact on the prestige category due to the closure of retail malls and travel retail channels. Gucci, Calvin Klein, Burberry and Miu Miu were prestige brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in Max Factor, adidas and Rimmel.
Professional Beauty
In the three months ended March 31, 2020, net revenues from the Professional Beauty segment decreased 14%, or $58.9, to $360.1 from $419.0 in the three months ended March 31, 2019, reflecting a decrease in unit volume of 13% and a negative foreign currency exchange translation impact of 2%, offset by a positive in price and mix impact of 1%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, with the highest impact on Wella Professional and OPI. These decreases were partially offset by increased net revenues from ghd due to continued success from the launches of ghd Glide and ghd Oracle, as well as increased ghd e-commerce sales.
Other
Other consists of the prior period net revenues from the Divestiture of Younique.

COST OF SALES
In the three months ended March 31, 2020, cost of sales decreased 17%, or $124.1, to $617.1 from $741.2 in the three months ended March 31, 2019. Cost of sales as a percentage of net revenues increased to 40.4% in the three months ended March 31, 2020 from 37.2% in the three months ended March 31, 2019, resulting in a gross margin decrease of approximately 320 basis points, primarily reflecting:
(i)incremental expense of underutilized facilities costs due to reduced sales volume resulting from the COVID-19 pandemic;
(ii)increased excess and obsolescence expense on inventory, primarily in the Americas and EMEA segments mainly impacting prestige products, due to the COVID-19 pandemic impacting demand;
(iii)negative foreign currency exchange on imported materials, primarily impacting Brazil; and
(iv)negative gross margin impacts from the Divestiture due to prior year margin benefits provided by Younique.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2020, selling, general and administrative expenses decreased 7%, or $71.4, to $999.1 from $1,070.5 in the three months ended March 31, 2019. Selling, general and administrative expenses as a percentage of net revenues increased to 65.4% in the three months ended March 31, 2020 from 53.8% in the three months ended March 31, 2019, or approximately 1160 basis points. This increase primarily reflects:
(i)490 basis points related to higher administrative costs as a percentage of net revenue as the compensation expense savings from prior restructuring programs were out-paced by the decline in net revenues;
(ii)210 basis points related to higher negative transactional impact from our exposure to foreign currency exchange fluctuations;
(iii)150 basis points related to higher advertising and consumer promotion costs as a percentage of net revenues as the savings in media and promotional trade spending from the COVID-19 pandemic were out-paced by the decline in net revenues;
(iv)140 basis points related to higher share-based compensation due to significant executive forfeitures of share-based compensation instruments in the prior year;
(v)40 basis points related to lower logistics costs due to prior year integration costs, outpaced by the decline in the net revenues;
(vi)30 basis points related to higher bad debt expense; and
(vii)100 basis points related to other expenses, primarily related to costs associated with our business realignment.

OPERATING INCOME (LOSS)
In the three months ended March 31, 2020, operating loss was $258.8 compared to income of $85.5 in the three months ended March 31, 2019. Operating margin, or operating loss as a percentage of net revenues, decreased to (16.9)% in the three months ended March 31, 2020 as compared to an operating income as a percentage of net revenues of 4.3% in the three months ended March 31, 2019. The operating margin declines are largely driven by the reduced sales volume due to the COVID-19 pandemic impacting demand, increased cost of sales and increased selling, general and administrative expenses as a percentage of net revenues in the current year, in addition to increased acquisition and divestiture related expenses, asset impairment charges and amortization expense as a percentage of net revenues.
Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2020	2019	Change %
Operating income (loss)
Americas	$(16.8)	$36.4	<(100%)
EMEA	(47.4)	53.8	<(100%)
Asia Pacific	(24.7)	22.4	<(100%)
Professional Beauty	2.1	33.0	(94)%
Other	—	(2.9)	100%
Corporate	(172.0)	(57.2)	<(100%)
Total	$(258.8)	$85.5	<(100%)
Americas
In the three months ended March 31, 2020, operating loss for Americas was $16.8 compared to an income of $36.4 in the three months ended March 31, 2019. Operating margin decreased to (3.4)% of net revenues in the three months ended March 31, 2020 as compared to 6.3% in the three months ended March 31, 2019, driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher cost of goods sold as a percentage of net revenues, higher selling, general and administrative expenses as a percentage of net revenues, and higher amortization expense as a percentage of net revenues.

EMEA
In the three months ended March 31, 2020, operating loss for EMEA was $47.4 compared to an income of $53.8 in the three months ended March 31, 2019. Operating margin decreased to (8.6)% of net revenues in the three months ended March 31, 2020 as compared to 7.6% in the three months ended March 31, 2019, driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher cost of goods sold as a percentage of net revenues, higher selling, general and administrative expenses as a percentage of net revenues, and higher amortization expense as a percentage of net revenues.
Asia Pacific
In the three months ended March 31, 2020, operating loss for Asia Pacific was $24.7 compared to an income of $22.4 in the three months ended March 31, 2019. Operating margin decreased to (19.8)% of net revenues in the three months ended March 31, 2020 as compared to 11.3% in the three months ended March 31, 2019, primarily driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher selling and general administrative costs as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Professional Beauty
In the three months ended March 31, 2020, operating income for Professional Beauty was $2.1 compared to an income of $33.0 in the three months ended March 31, 2019. Operating margin decreased to 0.6% of net revenues in the three months ended March 31, 2020 as compared to 7.9% in the three months ended March 31, 2019, driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher cost of goods sold as a percentage of net revenues, higher selling, general and administrative expenses as a percentage of net revenues, and higher amortization expense as a percentage of net revenues.
Other
Other represents operating income (loss) from the Divestiture of Younique.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2020, the operating loss for Corporate was $172.0 compared to a loss of $57.2 in the three months ended March 31, 2019, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to operating loss for Corporate was primarily driven by an increase in acquisition and divestiture related costs, increase in restructuring and other business realignment costs and asset impairment charges incurred in the current year.
Adjusted Operating Income (loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Americas	$(16.8)	$(29.7)	$12.9
EMEA	(47.4)	(33.6)	(13.8)
Asia Pacific	(24.7)	(7.1)	(17.6)
Professional Beauty	2.1	(17.2)	19.3
Other	—	—	—
Corporate	(172.0)	(171.3)	(0.7)
Total	$(258.8)	$(258.9)	$0.1

	Three Months Ended March 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$36.4	$(20.0)	$56.4
EMEA	53.8	(34.5)	88.3
Asia Pacific	22.4	(6.8)	29.2
Professional Beauty	33.0	(16.7)	49.7
Other	(2.9)	(8.5)	5.6
Corporate	(57.2)	(57.5)	0.3
Total	$85.5	$(144.0)	$229.5

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, regional indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Americas, EMEA, Asia Pacific, Professional Beauty and Other segments.
Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income (loss) further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended March 31,
(in millions)	2020	2019	Change %
Reported operating income (loss)	$(258.8)	$85.5	<(100%)
% of net revenues	(16.9)%	4.3%
Amortization expense	87.6	86.7	1%
Restructuring and other business realignment costs	81.6	57.3	42%
Acquisition and divestiture-related costs	49.3	—	N/A
Asset impairment charges	40.4	—	N/A
Total adjustments to reported operating income	$258.9	$144.0	80%
Adjusted operating income	$0.1	$229.5	(100)%
% of net revenues	—%	11.5%

In the three months ended March 31, 2020, adjusted operating income decreased approximately 100%, or $229.4 to $0.1 from $229.5 in the three months ended March 31, 2019. Adjusted operating margin decreased to nil % of net revenues in the three months ended March 31, 2020 from 11.5% in the three months ended March 31, 2019, primarily driven by reduced net revenues due to the COVID-19 pandemic, higher selling, general and administrative costs as a percentage of net revenues and higher cost of goods sold as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased approximately 99%.
Amortization Expense
In the three months ended March 31, 2020, amortization expense increased to $87.6 from $86.7 in the three months ended March 31, 2019. In the three months ended March 31, 2020, amortization expense of $29.7, $33.6, $7.1, $17.2, and $0.0 was reported in the Americas, EMEA, Asia Pacific, Professional Beauty and Other segments, respectively. In three months ended March 31, 2019, amortization expense of $20.0, $34.6, $6.9, $16.7, and $8.5 was reported in the Americas, EMEA, Asia Pacific, Professional Beauty and Other segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs. During the three months ended March 31, 2020 we spent approximately $76.0 in connection with the execution of the Turnaround Plan and our previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the three months ended March 31, 2020, we incurred restructuring and other business structure realignment costs of $81.6, as follows:
•We incurred restructuring savings of $(6.7) primarily related to changes in estimate in our restructuring plans, partially offset by additional costs related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $88.3 primarily related to the Turnaround Plan and certain other programs. This amount includes $77.1 reported in selling, general and administrative expenses, primarily related to severance, consulting costs and accelerated depreciation costs; and $11.2 reported in cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended March 31, 2019, we incurred restructuring and other business structure realignment costs of $57.3 as follows:
•We incurred restructuring costs of $6.7 primarily related to the Global Integration Activities, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $50.6 primarily related to our Global Integration Activities and certain other programs. This amount includes $48.4 reported in selling, general and administrative expenses and $2.2 reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended March 31, 2020 we incurred $49.3 of costs related to acquisition and divestiture activities. These costs were partially driven by consulting and legal fees associated with the King Kylie purchase agreement, as well as consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Americas, EMEA and Asia Pacific segments, as well as the Company’s Brazilian operations.
In the three months ended March 31, 2019 there were no acquisition or divestiture-related charges incurred.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Asset Impairment Charges
In the three months ended March 31, 2020 we incurred asset impairment charges of $40.4 in Corporate, relating to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor and Bourjois trademarks).
In the three months ended March 31, 2019, we did not incur any asset impairment charges.
INTEREST EXPENSE, NET
In the three months ended March 31, 2020, net interest expense was $73.6 as compared with $72.0 in the three months ended March 31, 2019. This increase is primarily due to the impact of transactional foreign exchange.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2020 and 2019 was 20.6% and 0.0%, respectively. The change in the effective tax rate for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, is primarily due to the resolution of foreign uncertain tax positions in the prior period.

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
On March 27, 2020, the United States government passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act). The Company has analyzed the provisions, which include modifications to net operating loss limitations, modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax ("AMT") credit acceleration, and interim reporting considerations and there is no impact to the current quarter.
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$(332.9)	$(68.5)	20.6%	$(4.0)	$—	—%
Adjustments to reported operating income (a) (b)	258.9	52.1		144.0	38.6
Other adjustments (b)(c)	—	—		12.7	0.8
Adjusted income before income taxes	$(74.0)	$(16.4)	22.2%	$152.7	$39.4	25.8%

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
(c)In the three months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

The adjusted effective tax rate was 22.2% for the three months ended March 31, 2020 compared to 25.8% for the three months ended March 31, 2019. The differences were primarily due to the jurisdictional mix of income.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income (loss) attributable to Coty Inc. was a loss of $271.6 in the three months ended March 31, 2020 as compared to a loss of $12.1 in the three months ended March 31, 2019. This increase primarily reflects the increased restructuring and other business realignment costs and acquisition and divestiture related costs as well as asset impairment charges incurred in the current period.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2020	2019	Change %
Reported net (loss) attributable to Coty Inc.	$(271.6)	$(12.1)	<(100%)
% of net revenues	(17.8)%	(0.6)%
Adjustments to reported operating income (a)	258.9	144.0	80%
Adjustment to other expense (b)	—	12.7	N/A
Adjustments to noncontrolling interests (b)	3.1	(3.6)	>100%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(52.1)	(39.4)	(32)%
Adjusted net income (loss) attributable to Coty Inc.	$(61.7)	$101.6	<(100%)
% of net revenues	(4.0)%	5.1%
Per Share Data
Adjusted weighted-average common shares
Basic	760.8	751.4
Diluted	760.8	753.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$(0.08)	$0.14
Diluted	(0.08)	0.13

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
NINE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2019
NET REVENUES
In the nine months ended March 31, 2020, net revenues decreased 11%, or $717.3, to $5,815.8 from $6,533.1 in the nine months ended March 31, 2019. Excluding the impact of the Acquisition and the Divestiture, total net revenues decreased 9%, or $555.5, to $5,766.4 in the nine months ended March 31, 2020 from $6,321.9 in the nine months ended March 31, 2019, reflecting a negative foreign currency exchange translation impact of 2%, and a decrease in unit volume of 10%, partially offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the Company, with the highest impact on the prestige products, professional products, mass color cosmetics and retail hair, due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. Calvin Klein, Gucci, Hugo Boss, Burberry and Wella Professional were prestige and professional brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in CoverGirl, Rimmel, Max Factor and Bourjois.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2020	2019	Change %
NET REVENUES
Americas	$1,689.0	$1,897.4	(11)%
EMEA	2,229.7	2,406.0	(7)%
Asia Pacific	537.5	606.5	(11)%
Professional Beauty	1,304.1	1,348.6	(3)%
Other	55.5	274.6	(80)%
Total	$5,815.8	$6,533.1	(11)%

Americas
In the nine months ended March 31, 2020, net revenues from the Americas segment decreased 11%, or $208.4, to $1,689.0 from $1,897.4 in the nine months ended March 31, 2019. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 13%, or $245.4, to $1,652.0 in the nine months ended March 31, 2020 from $1,897.4 in the nine months ended March 31, 2019, reflecting a decrease in unit volume of 14% and a negative foreign currency exchange translation impact of 2%, offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on prestige products due to the closure of retail malls and travel retail channels. Calvin Klein, philosophy, Gucci, Burberry and Marc Jacobs were prestige brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in CoverGirl and Rimmel;
(ii)shelf-space losses in the United States primarily impacting CoverGirl, Rimmel and philosophy which have contributed to the negative share trends in the mass color cosmetics and prestige skin products;
(iii)negative category trends in the United States for mass color cosmetics and mass fragrances;
(iv)declines in Calvin Klein due to a reduced focus on lower margin products, including gift-sets, and lower launch activity in the current year; and
(v)declines in Monange and Bozzano in Brazil primarily driven by the negative impact of foreign currency exchange translation, partially offset by a strong improvement in price and mix.
These decreases were partially offset by:
(i) increased net revenues in the first half of fiscal 2020 due to the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year;
(ii)incremental net revenues from Tiffany & Co due to the launch of Tiffany & Love in the prior quarter; and
(iii)increased net revenues from Sally Hansen due to continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure.
EMEA
In the nine months ended March 31, 2020, net revenues from the EMEA segment decreased 7%, or $176.3, to $2,229.7 from $2,406.0 in the nine months ended March 31, 2019, reflecting a decrease in unit volume of 8% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:

(i)lower net revenues in the third quarter due to the COVID-19 pandemic, impacting all product categories across the segment, primarily in Italy, Spain and the Middle East, with the highest impact on prestige products due to the closure of retail malls and travel retail channels. Calvin Klein, Hugo Boss, and Gucci were prestige brands with the highest net revenue decrease. These decreases more than offset the increased net revenues from prestige products in the first half of the fiscal year. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in Bourjois, Rimmel and the retail hair line of Wella;
(ii)declines in adidas, Rimmel, Bourjois, Max Factor and mass fragrances due to a renegotiation with key third party distributors in the Middle East and strategic distribution limits in Africa;
(iii)negative share trends in Europe for mass color cosmetics partially due to a strategic decision to withdraw Bourjois in the UK and negative share trends for hair color;
(iv)negative category trends in Europe for mass color cosmetics and hair color impacting Bourjois and the retail hair line of Wella;
(v)declines in adidas and the retail hair line of Wella due to geopolitical disruptions in the Middle East;
(vi)decreased e-commerce sales primarily in Calvin Klein, Roberto Cavalli, Joop and Jil Sander; and
(vii)declines from Calvin Klein and Jil Sander in Germany due to a reduced focus on lower margin products, including gift-sets.
These decreases were partially offset by:
(i)increased net revenues in the first half of fiscal 2020 due to the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year;
(ii)incremental net revenues from Burberry in the first half of fiscal 2020 due to continued success from the launch of Burberry Her in the prior year;
(iii)incremental net revenues from Lacoste in Russia from the launch of Lacoste Timeless in the first quarter of fiscal 2020; and
(iv)increased net revenues from Bruno Banani mainly driven by the launch of Bruno Banani Loyal Man in Germany.
Asia Pacific
In the nine months ended March 31, 2020, net revenues from the Asia Pacific segment decreased 11%, or $69.0, to $537.5 from $606.5 in the nine months ended March 31, 2019, reflecting a decrease in unit volume of 13% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 4%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, primarily in China, with the highest impact on the prestige category due to the closure of retail malls and travel retail channels. Gucci, Calvin Klein, Burberry and Miu Miu were prestige brands with the highest net revenue decrease. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The corresponding net revenue declines in the mass channel were mainly seen in Max Factor and Rimmel;
(ii)lower net revenues due to the Hong Kong protests, impacting mainly the prestige brands, primarily in China and the travel retail channel;
(iii)declines in Max Factor in China in an effort to optimize trade inventory levels; and
(iv)declines from strategic initiatives to reduce distribution through lower priced channels in Southeast Asia impacting brands across the mass fragrance category.
These decreases were partially offset by:
(i)increased net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel, despite geopolitical disruptions in Hong Kong; and
(ii)increased net revenues in the first half of the fiscal 2020 due to the continued success from the launch of Burberry Her in the prior year.

Professional Beauty
In the nine months ended March 31, 2020, net revenues from the Professional Beauty segment decreased 3%, or $44.5, to $1,304.1 from $1,348.6 in the nine months ended March 31, 2019, reflecting a negative foreign currency exchange translation impact of 2%, and a decrease in unit volume of 5%, partially offset by a positive price and mix impact of 4%. The decrease in this segment primarily reflects lower net revenues due to the COVID-19 pandemic, with the highest impact on Wella Professional and OPI. These decreases were partially offset by:
(i)increased net revenues in the first half of fiscal 2020, mainly driven by the continued success of ghd Glide and ghd Oracle, as well as increased ghd e-commerce sales; and
(ii)increased net revenues in the first half of fiscal 2020 due to the resolution of the supply chain disruptions which negatively impacted nail professional products in the prior year.
Other
Other consists of the net revenues from the Divestiture of Younique.
COST OF SALES
In the nine months ended March 31, 2020, cost of sales decreased 12%, or $292.2, to $2,214.8 from $2,507.0 in the nine months ended March 31, 2019. Cost of sales as a percentage of net revenues decreased to 38.1% in the nine months ended March 31, 2020 from 38.4% in the nine months ended March 31, 2019 resulting in a gross margin increase of approximately 30 basis points primarily reflecting:
(i)a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin prestige and Professional Beauty products;
(ii)increased gross margin due to sales price increases for Monange and Bozzano in Brazil in the current period, compared to a lower base due to negative mix impact associated with a higher proportionate net revenue contribution from lower-margin body care products in the prior period;
(iii)reduced focus on lower margin products, including gift-sets, contributing to manufacturing efficiencies for prestige products; and
(iv)a decrease in excess and obsolescence expense on inventory in the Corporate segment for artwork transition activities on acquired inventory in connection to the acquisition of the P&G Beauty Business.
These improvements were partially offset by:
(i)incremental expense of underutilized facilities costs due to reduced sales volume resulting from the COVID-19 pandemic;
(ii)gross margin impacts from the Divestiture due to prior year margin benefits provided by Younique;
(iii)increased excess and obsolescence expense on inventory, primarily in prestige products, due to the COVID-19 pandemic; and
(iv)negative foreign currency exchange on imported materials, primarily impacting Brazil.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2020, selling, general and administrative expenses decreased 6%, or $202.5, to $3,274.3 from $3,476.8 in the nine months ended March 31, 2019. Selling, general and administrative expenses as a percentage of net revenues increased to 56.3% in the nine months ended March 31, 2020 from 53.2% in the nine months ended March 31, 2019, or approximately 310 basis points. This increase was primarily due to:
(i)120 basis points related to higher administrative costs as a percentage of net revenue as the compensation expense savings and from prior restructuring programs were out-paced by the decline in net revenues;
(ii)50 basis points related to higher share-based compensation due to significant executive forfeitures of share-based compensation instruments in the prior year;
(iii)40 basis points related to higher bad debt expense;
(iv)30 basis points related to higher negative transactional impact from our exposure to foreign currency exchange fluctuations;

(v)30 basis points related to higher advertising and consumer promotion costs as a percentage of net revenues as the savings in media and promotional trade spending from the COVID-19 pandemic were out-paced by the decline in net revenues; and
(vi)40 basis points related to other expenses.

OPERATING INCOME (LOSS)
In the nine months ended March 31, 2020, operating loss was $97.4 compared to a loss of $739.8 in the nine months ended March 31, 2019. Operating margin, or operating loss as a percentage of net revenues, decreased to (1.7)% in the nine months ended March 31, 2020 as compared to (11.3)% in the nine months ended March 31, 2019. The operating margin improvements are largely driven by the asset impairment charges incurred in the prior year, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, and increased selling and general administrative expenses as a percentage of net revenues in the current year.

Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2020	2019	Change %
Operating income (loss)
Americas	$20.0	$(293.3)	>100%
EMEA	108.8	(207.6)	>100%
Asia Pacific	3.0	(29.4)	>100%
Professional Beauty	112.4	110.8	1%
Other	(11.0)	(11.0)	—%
Corporate	(330.6)	(309.3)	(7)%
Total	$(97.4)	$(739.8)	87%

Americas
In the nine months ended March 31, 2020, operating income for Americas increased >100%, or $313.3, to $20.0 from $(293.3) in the nine months ended March 31, 2019. Operating margin increased to 1.2% of net revenues in the nine months ended March 31, 2020 as compared to (15.5)% in the nine months ended March 31, 2019, primarily reflecting the asset impairment charges in the prior year and lower cost of goods sold as a percentage of net revenues, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, higher selling, general, and administrative expense as a percentage of net revenues, and higher amortization as a percentage of net revenue.

EMEA
In the nine months ended March 31, 2020, operating income for EMEA increased >100%, or $316.4, to $108.8 from $(207.6) in the nine months ended March 31, 2019. Operating margin increased to 4.9% of net revenues in the nine months ended March 31, 2020 as compared to (8.6)% in the nine months ended March 31, 2019, primarily reflecting the asset impairment charges in the prior year, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, higher selling, general, and administrative expense as a percentage of net revenues, higher cost of goods sold as a percentage of net revenues, and higher amortization as a percentage of net revenue.

Asia Pacific
In the nine months ended March 31, 2020, operating income for Asia Pacific increased >100%, or $32.4, to $3.0 from $(29.4) in the nine months ended March 31, 2019. Operating margin increased to 0.6% of net revenues in the nine months ended March 31, 2020 as compared to (4.8)% in the nine months ended March 31, 2019, primarily reflecting the asset impairment charges in the prior year and lower cost of goods sold as a percentage of net revenues, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, higher selling, general and administrative expenses as a percentage of net revenues.

Professional Beauty
In the nine months ended March 31, 2020, operating income for Professional Beauty increased 1%, or $1.6, to $112.4 from $110.8 in the nine months ended March 31, 2019. Operating margin increased to 8.6% of net revenues in the nine months ended March 31, 2020 as compared to 8.2% in the nine months ended March 31, 2019, primarily driven by lower selling and general administrative costs as a percentage of net revenues and lower cost of goods sold as a percentage of net revenues.

Other
Other represents operating income (loss) from the Divestiture of Younique.

Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2020, the operating loss for Corporate was $330.6 compared to a loss of $309.3 in the nine months ended March 31, 2019, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to operating loss for Corporate was primarily driven by an increase in restructuring and other business realignment costs, as well as an increase in acquisition and divestiture related costs, partially offset by a decrease in asset impairment charges and by the gain on sale of business.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	20.0	$(66.8)	$86.8
EMEA	108.8	(101.8)	210.6
Asia Pacific	3.0	(21.2)	24.2
Professional Beauty	112.4	(51.5)	163.9
Other	(11.0)	(7.4)	(3.6)
Corporate	(330.6)	(328.5)	(2.1)
Total	$(97.4)	$(577.2)	$479.8

	Nine Months Ended March 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Americas	(293.3)	$(472.3)	$179.0
EMEA	(207.6)	(477.9)	270.3
Asia Pacific	(29.4)	(93.0)	63.6
Professional Beauty	110.8	(52.7)	163.5
Other	(11.0)	(26.1)	15.1
Corporate	(309.3)	(310.4)	1.1
Total	$(739.8)	$(1,432.4)	$692.6

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, regional indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Americas, EMEA, Asia Pacific, Professional Beauty and Other segments.

Adjusted Operating Income for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2020	2019	Change %
Reported operating income (loss)	$(97.4)	$(739.8)	87%
% of net revenues	(1.7)%	(11.3)%
Asset impairment charges	40.4	977.7	(96)%
Restructuring and other business realignment costs	287.3	187.0	54%
Amortization expense	248.7	267.7	(7)%
Acquisition and divestiture-related costs	85.3	—	N/A
(Gain)/Loss on sale of business	(84.5)	—	N/A
Total adjustments to reported operating income	$577.2	$1,432.4	(60)%
Adjusted operating income	$479.8	$692.6	(31)%
% of net revenues	8.2%	10.6%
Adjusted operating income in the nine months ended March 31, 2020 decreased 31%, or $212.8, to $479.8 from $692.6 in the nine months ended March 31, 2019. Adjusted operating margin decreased to 8.2% of net revenues in the nine months ended March 31, 2020 as compared to 10.6% in the nine months ended March 31, 2019, primarily driven by reduced net revenues due to the COVID-19 pandemic, higher selling, general and administrative costs as a percentage of net revenues and higher cost of goods sold as a percentage of net revenues. Excluding the impact of foreign currency exchange translations, adjusted operating income decreased 28%.
Asset Impairment Charges
In the nine months ended March 31, 2020, we incurred asset impairment charges of $40.4 in Corporate, relating to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor and Bourjois trademarks).

In the nine months ended March 31, 2019, we incurred $977.7 of asset impairment charges primarily due to $930.3 related to goodwill and other intangible assets in the Americas, EMEA and Asia Pacific segments recorded during the second quarter; $22.8 related to the philosophy trademark recorded during the second quarter; $12.6 charge during the first quarter due to an acquired trademark associated with a terminated pre-existing license as a result of the acquisition; and $12.0 related to a Corporate equity security investment recorded during the second quarter.

Amortization Expense
In the nine months ended March 31, 2020, amortization expense decreased to $248.7 from $267.7 in the nine months ended March 31, 2019. In the nine months ended March 31, 2020, amortization expense of $66.8, $101.8, $21.2, $51.5 and $7.4 was reported in the Americas, EMEA, Asia Pacific, Professional Beauty, and Other segments, respectively. In the nine months ended March 31, 2019, amortization expense of $61.8, $106.2, $20.9, $52.7, and $26.1 was reported in the Americas, EMEA, Asia Pacific, Professional Beauty, and Other segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. On July 1, 2019, we announced our Turnaround Plan. To implement the Turnaround Plan, we expect to incur restructuring and other business realignment costs, in addition to costs associated with previously announced programs. The Company expects incremental cash costs related to the Turnaround Plan to be approximately $600.0. In addition, the Company will continue to incur cash costs of $160.0 related to restructuring and other business realignment costs connected to previously announced programs. During the nine months ended March 31, 2020 we spent approximately $162.0 in connection with the execution of the Turnaround Plan and our previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the nine months ended March 31, 2020, we incurred restructuring and other business structure realignment costs of $287.3, as follows:
•We incurred restructuring costs of $134.2 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $153.1 primarily related to our Turnaround plan and certain other programs. This amount includes $141.9 reported in selling, general and administrative expenses, primarily related to severance, consulting costs and accelerated depreciation costs; and $11.2 reported in cost of sales in the Condensed Consolidated Statement of Operations.
In the nine months ended March 31, 2019, we incurred restructuring and other business structure realignment costs of $187.0 as follows:
•We incurred Restructuring costs of $43.7 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $143.3 primarily related to our Global Integration Activities and certain other programs. Of this amount $131.3 is included in selling, general and administrative expenses and $12.0 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the nine months ended March 31, 2020, we incurred $85.3 of cost relating to consulting and legal fees associated with the King Kylie Transaction, as well as consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Americas, EMEA and Asia Pacific segments, as well as our Brazilian operations.
In the nine months ended March 31, 2019, there were no acquisition or divestiture-related charges incurred.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain (Loss) on Sale of Business
In the nine months ended March 31, 2020, we completed the divestiture of Younique resulting in income of $84.5 included in Gain on sale of business in the Condensed Consolidated Statements of Operations. In the nine months ended March 31, 2019, we did not divest any business.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2020, net interest expense was $222.1 as compared with $204.4 in the nine months ended March 31, 2019. This increase is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2020 and 2019 was 30.6% and (0.1)%, respectively. The positive effective tax rate in the nine months ended March 31, 2020 results from reporting losses before taxes and a benefit for income taxes. The negative effective tax rate in the nine months ended March 31, 2019 results from reporting losses before income taxes and a provision for income taxes. The change in the effective tax rate for the nine months ended March 31, 2020, as compared to the prior period is primarily due to goodwill impairment recorded in the prior period that was not tax deductible.
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

On March 27, 2020, the United States government passed the CARES Act. The Company has analyzed the provisions, which include modifications to net operating loss limitations, modifications to the deductibility of business interest expense, as well as AMT credit acceleration, and interim reporting considerations and there is no impact to the current period.
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2020			Nine Months Ended March 31, 2019
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(323.5)	$(99.0)	30.6%	$(969.2)	$0.9	(0.1)%
Gain on sale of business adjustment (a)(b)	(84.5)	4.8
Other adjustments to reported operating income (a)(b)	661.7	138.1		1,432.4	84.5
Other adjustments (b)(c)	$—	$—		12.7	0.8
Adjusted income before income taxes	$253.7	$43.9	17.3%	$475.9	$86.2	18.1%

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
(c)In the three months ended March 31, 2019, the Company incurred legal and advisory services of $12.7 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders.

The adjusted effective tax rate was 17.3% for the nine months ended March 31, 2020 compared to 18.1% for the nine months ended March 31, 2019. The differences were primarily due to the jurisdictional mix of income.

NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income (loss) attributable to Coty Inc. was a loss of $240.4 in the nine months ended March 31, 2020, as compared to a loss of $984.8 in the nine months ended March 31, 2019. This decrease primarily reflects the divestiture of Younique resulting in $84.5 of income reflected in Gain on sale of business in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020 and asset impairment charges of $977.7 recorded in the prior period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2020	2019	Change %
Reported net income (loss) attributable to Coty Inc.	$(240.4)	$(984.8)	76%
% of net revenues	(4.1)%	(15.1)%
Adjustments to reported operating income (a)	577.2	1,432.4	(60)%
Adjustments to other expense(b)	—	12.7	(100)%
Adjustments to noncontrolling interests (b)	0.1	(11.0)	>100%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(142.9)	(85.3)	(68)%
Adjusted net income attributable to Coty Inc.	194.0	364.0	(47)%
% of net revenues	3.3%	5.6%
Per Share Data
Adjusted weighted-average common shares
Basic	757.7	751.1
Diluted	762.1	753.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.26	$0.48
Diluted	0.25	0.48

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
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during the three and six months buildup before the holiday season in anticipation of higher global sales during the second fiscal quarter. In the second fiscal quarter, we typically experience strong cash generation as a result of increased demand by retailers associated with the holiday season. In the third quarter, we experience cash demands immediately following the holiday season, primarily related to post-holiday sales returns and annual bonus payments to the retailers, as well as higher vendor payments related to certain products and services incurred for the holiday season.
Our principal uses of cash are to fund operating expenditures, capital expenditures, business structure realignment expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. Working capital movements are influenced by the sourcing of materials related to the production of products. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing and amount of our operating cash flows. In addition, cash generated from the divestiture of any businesses during the next year will be utilized to reduce debt, other than a maximum of $500.0 that will be used to fund operations.
Our response to the impact of COVID-19
In response to the risks presented by the COVID-19 pandemic, we have been actively implementing a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, including slowing down our production to adjust our inventories, the recently announced temporary compensation reductions for certain executives and for our non-executive board members, hiring and travel restrictions, temporary furloughs for certain employees and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will actively manage our working capital to support our liquidity needs. Additionally, we announced on May 11, 2020, that KKR will be purchasing $750.0 of convertible preferred stock in Coty, which provides us with additional liquidity. See additional information in Note 19—Subsequent Events.

Due in part to these measures, our current cash position is favorable; as of March 31, 2020, we had cash and cash equivalents of $1,278.5 compared with $340.4 as of June 30, 2019. As of March 31, 2020, we had $1,289.7 of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our 2018 Coty Revolving Credit Facility.
While the impact and duration of COVID-19 on our business is currently uncertain, as a result of the cash on hand, our amended debt covenants, our plans to manage expenses and the cash we expect to receive from KKR from the issuance of convertible preferred stock, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets, we will be implementing a plan to reduce our cost base, which does not vary with revenues, by 25%, including an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
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
On April 29, 2020, we amended our existing credit agreement. The amendment (i) provides a Total Net Leverage Ratio financial covenant “holiday” through March 31, 2021; (ii) establishes a minimum liquidity covenant through March 31, 2021 of $350 million; and (iii) effectively places certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional indebtedness. The amendment does not modify the applicable funding costs during the period through March 31, 2021.
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
During the nine months ended March 31, 2020, total cash received for trade receivables factored under the U.S. Receivables Purchase Agreement, net of collections and factoring costs, was $(15.8). Gross trade receivables factored under the U.S. Receivables Purchase Agreement during the nine months ended March 31, 2020 totaled $394.0. Remaining balances due from the factor amounted to $2.1, as of March 31, 2020.
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
During the nine months ended March 31, 2020, total cash received for trade receivables factored under the European Receivables Purchase Agreement, net of collections and factoring costs, was $36.7. Gross trade receivables factored under the European Receivables Purchase Agreement during the nine months ended March 31, 2020 totaled $282.6. Remaining balances due from the factor amounted to $6.4, as of March 31, 2020.

Cash Flows

	Nine Months Ended March 31,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$204.5	$451.4
Net cash used in investing activities	(772.8)	(371.0)
Net cash provided by (used in) financing activities	1,529.8	(16.7)
Net cash provided by operating activities
Net cash provided by operating activities was $204.5 and $451.4 for the nine months ended March 31, 2020 and 2019, respectively, a decrease of $246.9. Operating cash inflows were impacted by a decrease of $267.3 in cash related to net income period over period, positively impacted by net changes in working capital accounts of $62.4 and negatively impacted by higher outflows related to noncurrent assets and liabilities of $42.0. Higher inflows from working capital in the current period are primarily a result of lower cash outflows from accrued expenses and other current liabilities, which were primarily the result of lower payments for restructuring and business realignment programs in the current period. Furthermore, changes in inventories contributed of the increase due to improved inventory management and the reversal of the prior period impact of the supply chain disruptions. Partially offsetting were lower inflows related to accounts receivables to lower incremental benefit from factoring and higher outflows due to accounts payables due to lower spending and a change in the timing of payments compared to the prior period.
Net cash used in investing activities
Net cash used in investing activities was $772.8 and $371.0 for the nine months ended March 31, 2020 and 2019, respectively. The increase in net cash used in investing activities of $401.8 was primarily driven by the payment, net of cash acquired of $592.2 for the purchase of 51% of the equity interest of King Kylie, LLC compared to $40.8 of cash used for the purchase of a trademark in the prior year which did not reoccur in the current year. The overall increase in cash used in investing activities was partially offset by lower capital expenditures of $124.5 during the comparative nine months ended March 31, 2020 and 2019 and $25.6 of net cash proceeds from the sale of the Younique business during the first quarter of fiscal 2020.
Net cash provided by (used in) financing activities
Net cash provided by financing activities during the nine months ended March 31, 2020 was $1,529.8 compared to net cash used in financing activities of $16.7 during the nine months ended March 31, 2019. The increase in cash from financing activities of $1,546.5 was primarily due to higher net proceeds associated with the Company's revolving loan facility during the nine months ended March 31, 2020 compared to net proceeds from revolver borrowings on this facility during the nine months ended March 31, 2019. The higher borrowings during the current year of $1,474.3 were primarily driven by the Company's response to the risks presented by the COVID-19 pandemic and the number of key financial measures taken which included fully drawing down on the Company's revolving loan facilities to ensure liquidity and cash availability. These borrowings are held as part of cash and cash equivalents as of March 31, 2020. In addition, at the beginning of this fiscal quarter, the Company used borrowings for its acquisition of 51% equity interest in King Kylie, LLC. for $600.0. The Company's Stock Dividend Reinvestment Program, which became available to stockholders in the fourth quarter of fiscal 2019, also had a positive impact on the cash from financing activities compared to the prior year as cash outflows for dividend payments were lower by $85.9 in the current year. To partially offset the increase in cash from financing activities, the Company paid $45.0 during the first quarter of fiscal 2020 to purchase the remaining mandatorily redeemable noncontrolling interest in the Company's Southeast Asian subsidiary, which did not occur in the prior year.
Dividends
Our Board of Directors has suspended the payment of dividends, in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends through April 1, 2021 or until such later date that we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 4x. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 14—Equity in the notes to our Condensed Consolidated Financial Statements.

Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of March 31, 2020 and June 30, 2019, the liability amounted to $9.4 and $7.5, of which $7.6 and $6.1, respectively, was recorded in Other noncurrent liabilities and $1.8 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Southeast Asian subsidiary
In July 2019, we purchased the remaining 49% noncontrolling interest of a certain Southeast Asian subsidiary from the noncontrolling interest holder for $45.0, pursuant to a Sale of Shares and Termination Deed, as amended. The termination was effective on June 30, 2019 and immediately prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a MRFI liability. As of March 31, 2020, the remaining MRFI liability was nil.
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
Subsidiary in the Middle East
As of March 31, 2020, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We recognized $98.6 and $86.5 as the RNCI balances as of March 31, 2020 and June 30, 2019, respectively.
Legal Contingencies
Brazilian Tax Assessments
In connection with a local tax audit of one of our subsidiaries in Brazil, we were notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers improperly registered for the 2016-2017 tax periods. We are currently seeking a favorable administrative decision on the tax enforcement action filed by the Treasury Office of the State of Goiás. These tax assessments, including estimated interest and penalties amount to a total of R$249.0 million (approximately $47.9). We believe we have meritorious defenses and we have not recognized a loss for these assessments as we do not believe a loss is probable.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $5.0 and $6.3 and bank guarantees of $51.1 and $97.1 as of March 31, 2020 and June 30, 2019, respectively.

Contractual Obligations
Our principal contractual obligations and commitments as of March 31, 2020 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2019 Form 10-K, except as noted above. For the nine months ended March 31, 2020, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As part of our quarterly review of the critical accounting policies during the first quarter of fiscal 2020, we concluded that the assumptions around Pension Benefit Costs and Redeemable Noncontrolling Interests no longer involved significant judgments, assumptions or estimates due to changes in our business, and thus excluded these policies from the above list. Below are updated disclosures regarding our goodwill and intangible assets. As of March 31, 2020, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2019 Form 10-K.
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
Results
During the third quarter of fiscal 2020, the Company was adversely impacted by the COVID-19 global pandemic. This drove a decrease in net revenue, impacting all product categories across the Company, due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. In response to these adverse business indicators and the rapidly declining revenue trends experienced during the third quarter of our 2020 fiscal year, we reduced our near-term revenue projection. As a result, we determined that our goodwill should be tested for potential impairment.
We performed an analysis of goodwill for impairment. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting the latest projections which included, among other things, the impact of COVID-19 pandemic for the Company’s impairment testing performed during the third quarter of our 2020 fiscal year. These projections assumed a gradual recovery from the COVID-19 pandemic beginning late in the fourth quarter of fiscal 2020 through the third quarter of fiscal 2021, which returns to normal business conditions prior to COVID-19. As such, the projected comparable growth rates in late fiscal 2021 and fiscal 2022 appear larger than previous and future years as they reflect the mechanical increases of the return to normal business conditions in the third quarter of fiscal 2021.

The fair values of each of the reporting units exceeded the respective carrying values of the reporting units as of March 31, 2020. Consequently, there were no goodwill impairment charges recorded as a result of the impairment testing performed during the third quarter of our 2020 fiscal year. During the third quarter impairment testing, all of the Company’s reporting units, with the exception of Americas and EMEA, fair value exceeded their respective carrying value by more than 20%. We determined that the fair values of the Americas and EMEA reporting units exceeded their carrying values by 15.9% and 4.4%, respectively, and had goodwill balances of $1,380.2 and $1,903.9, respectively. To determine the fair value of these reporting units, we have used an average annual revenue growth rate of 3.5% and 2.2% for fiscal 2021 to fiscal 2025, for Americas and EMEA, respectively, and a discount rate of 8.0%. The fair value of the Americas and EMEA reporting units would fall below their carrying values if the assumed average annual growth rate for fiscal 2021 to fiscal 2025 fell 144 and 53 basis points, respectively, or the discount rate increased by 87 and 25 basis points, respectively.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $2,667.3 as of March 31, 2020, and is comprised of trademarks for the following brands: CoverGirl of $474.5, the professional product line of Wella of $413.0, Max Factor of $237.8, Bourjois of $60.3, and other brands totaling $1,481.7.
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
Results
As noted above, during the third quarter of fiscal 2020, the Company was adversely impacted by the COVID-19 global pandemic. This drove a decrease in net revenue, impacting all product categories across the Company. As a result, we determined that our indefinite-lived intangible assets should be tested for potential impairment.
As a result of the lower revenue projections, the interim impairment test of indefinite-lived intangible assets resulted in the carrying values of certain tradenames and trademarks exceeding their estimated fair values. Accordingly, we recorded an impairment charge of $40.4 for the three and nine months ended March 31, 2020 to reflect such intangible assets at their estimated fair values. These impairments related to the CoverGirl ($26.5), Max Factor ($9.2) and Bourjois ($4.7) trademarks. The remaining carrying value of tradenames was approximately $2,667.3 as of March 31, 2020.
The fair value of the CoverGirl trademark fell below its carrying value using projections that assumed an average annual growth rate of 4.0% for fiscal 2021 to fiscal 2025, and a discount rate of 8.5%. The fair value of the Max Factor trademark fell below its carrying value using projections that assumed an average annual growth rate of 2.3% for fiscal 2021 to fiscal 2025, and a discount rate of 8.5%. The fair value of Bourjois trademark fell below its carrying value using projections that assumed an annual growth rate of (4.7%) for fiscal 2021 to fiscal 2025, and a discount rate of 8.5%.
As the trademarks for which impairment charges were recorded in the three and nine months ended March 31, 2020 no longer have any excess of their fair values over their carrying values, any material decline in assumed average annual revenue growth rates or increase in the discount rate could result in additional impairment charges.
As a result of the interim impairment test performed during the third quarter of fiscal 2020, we determined the fair value of our professional product line of Wella trademark exceeded its carrying value by less than 10% using projections that assumed an average annual revenue growth rate of 5.7% for fiscal 2021 to fiscal 2025, and a discount rate of 8.5%. The most significant assumptions used in this assessment were the revenue growth rate and discount rate.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the goodwill and indefinite-lived intangible asset interim impairment testing performed during the third quarter of our 2020 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. Regarding the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its reporting units and indefinite-lived tradenames for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. Oral argument on the motions to dismiss was held on April 21, 2020. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action.
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
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis..
Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our customers or suppliers. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar activity, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, planning for operations and may adversely impact our results;
•Inability to meet our customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability, or the allocation of manufacturing capacity towards medical supplies such as hydro-alcoholic gel (which is used as hand sanitizer);
•Failure of third parties on which we rely, including our suppliers, our customers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities. In light of the adverse impact on our near-term revenues, earnings, liquidity and cash flows, we have taken and expect to continue to implement measures to reduce discretionary expenses and manage costs. See the discussion on our response to COVID-19 in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview” and “—Liquidity and Capital Resources.” These measures may not achieve results in accordance with our expectations or on the timelines we anticipate. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2020.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Agreement Letter, dated January 9, 2020, between Coty Management B.V. and Pierre Laubies.†
10.2	Settlement Agreement, dated February 27, 2020, between Coty Management B.V. and Pierre Laubies.†
10.3	Side Letter to Settlement Agreement, dated May 5, 2020, between Coty Management B.V. and Pierre Laubies.†
10.4	Series A-1 Preferred Stock Repurchase Agreement, dated as of February 27, 2020, between Coty Inc., Pierre Laubies and Elmfort Invest B.V.†
10.5	Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz.†
10.6	Employment Agreement dated January 6, 2020, between Coty Management B.V. and Giovanni Pieraccioni.†
10.7	Employment Agreement, dated December 10, 2019, between Coty Management B.V. and Pierre-Andre Terisse.†
10.8	Amended Employment Agreement, dated June 20, 2019, between Coty SAS and Simona Cattaneo.†
10.9	Employment Agreement, dated February 27, 2020, between Coty Management B.V. and Fiona Hughes.†
10.10	Offer Letter, dated June 20, 2019, between Coty Inc. and Edgar Huber.†
10.11	Side Letter, dated March 17, 2020, between Coty Inc. and Edgar Huber.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 11, 2020	By:	/s/Pierre Laubies
Name: Pierre Laubies
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Financial Officer
(Principal Financial Officer)