Form 10-K
period 2020-06-30
COTY INC.
filed 2020-08-27
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2019, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $3.2 billion based on the number of shares held by non-affiliates as of December 31, 2019 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2019.
At August 20, 2020, 765,080,968 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, the Company’s Transformation Plan (as defined below), strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the sale of the Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (the “Wella Business”) and the investment by Rainbow UK Bidco Limited ((“KKR Bidco”) an affiliate of funds and/or separately managed accounts advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”)) in connection with the standalone business (the “Wella Transaction”), including timing of the Wella Transaction and the use of proceeds from the Wella Transaction, the Company’s future operations and strategy, ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Transaction and the announced pending transaction with Kim Kardashian West, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the availability of local government funding or reimbursement programs in connection with COVID-19 (including expected timing and amounts), the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan, including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•the impact of COVID-19 (or future similar events), including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks, joint-venture partners, to meet their obligations to us, in particular collections from customers, the extent that government funding and reimbursement programs in connection with COVID-19 are available to us, and the ability to successfully implement measures to respond to such impacts;
•our ability to successfully implement our multi-year Transformation Plan, including our management realignment, reporting structure changes, operational and organizational changes, and the initiatives to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) within the expected time frame or at all;
•the timing, costs and impacts of the Wella Transaction or other divestitures, and the amount and use of proceeds from any such transactions;
•our ability to successfully implement the separation of the Wella Business;
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
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, the market value of inventory, and the fair value of acquired assets and liabilities associated with acquisitions;
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company's response to COVID-19, the Transformation Plan, the Wella Transaction and related transition services, the integration of the King Kylie Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
•future divestitures and the impact thereof on, and future acquisitions (including the pending transaction with Kim Kardashian West), new licenses and joint ventures and the integration thereof with, our business, operations, systems, financial data and culture and the ability to realize synergies, avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and prestige channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from COVID-19 on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes;
•our and our joint ventures’, business partners’ and licensors’ abilities to obtain, maintain and protect the intellectual property used in our and their respective businesses, protect our and their respective reputations (including those of our and their executives or influencers) and public goodwill, and defend claims by third parties for infringement of intellectual property rights;
•any change to our capital allocation and/or cash management priorities, including any change in our dividend policy or, if our Board declares dividends, our stock dividend reinvestment program (the “Stock Dividend Reinvestment Program”);
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and marketing efforts
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit (and business or market disruption arising from a “hard Brexit”), the current U.S. administration and upcoming election, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate;
•currency exchange rate volatility and currency devaluation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and product liability cases (including asbestos);
•our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the Wella Transaction and related carve-out and transition activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar global public health events, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;

•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology, including as a result of remote working in response to COVID-19, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and the Brazil General Data Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
•our ability to attract and retain key personnel and the impact of senior management transitions and organizational structure changes;
•the distribution and sale by third parties of counterfeit and/or gray market versions of our products;
•the impact of our Transformation Plan as well as the Wella Transaction on our relationships with key customers and suppliers and certain material contracts;
•our relationship with Cottage Holdco B.V., as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;
•our relationship with KKR, whose affiliates KKR Aggregator (defined below) and KKR Bidco are respectively a significant stockholder in Coty and an investor in the Wella Business, and any related conflicts of interest or litigation;
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
Industry, Ranking and Market Data
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications, government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. We did not fund and are not otherwise affiliated with the third party sources that we cite. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Annual Report on Form 10-K to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available.
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2020” refer to the fiscal year ended June 30, 2020. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Coty Inc. is one of the world’s largest beauty companies with a rich entrepreneurial heritage and an iconic portfolio of brands across fragrance, color cosmetics, hair color and styling, and skin and body care. Founded in 1904, Coty has grown into a multi-segment beauty company with market leading positions in both North America and Europe. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The recent King Kylie transaction and the pending transaction with Kim Kardashian West complement our existing portfolio. As we continue to transform our Company, we are focused on the fragrance, color cosmetics and skin care categories, in both our prestige and mass beauty businesses.
Following a strategic review, we announced, on June 1, 2020, the entry into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kolberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), regarding a strategic transaction (the “Wella Transaction”) for the sale of Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, “Wella Business”). Pursuant to a related separation agreement (the “Separation Agreement”), the Wella Business will be separated from Coty as a stand-alone, separately managed business, of which KKR Funds will own approximately 60% and Coty will own the remaining approximately 40%. As part of the separation, through a separate transitional service agreement and related agreements to be entered into at closing of the sale (the “Wella TSA”), Coty will provide ongoing financial, distribution, operations and other services for the Wella Business, in certain cases for up to 24 months following the closing of the sale, subject to an extension for a period of up to three months for certain transition services. In addition, KKR Rainbow Aggregator L.P. (“KKR Aggregator”) (an affiliate of KKR Funds) has in a separate transaction invested an aggregate of $1 billion directly into Coty through the issuance of convertible preferred stock. Assuming full conversion of these shares of convertible preferred stock and no other changes in capitalization, JABC would remain Coty’s largest shareholder, with approximately 50% ownership in the Company. KKR Aggregator would be the second largest shareholder, with an approximate 17% stake. The Wella Business is presented in our financial statements as discontinued operations. Unless otherwise noted, the discussion in this Annual Report only focuses on results of continuing operations.
Building on the multi-year turnaround plan launched in July 2019 (the “Turnaround Plan”), we are implementing a comprehensive transformation agenda (the “Transformation Plan”) which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. In 2020, we made organizational changes to reduce geographic fragmentation and costs. In response to the COVID-19 pandemic, in May 2020, we expanded the Turnaround Plan to implement a 25% reduction of our cost base, which does not vary with revenues, by the end of fiscal 2023, including reprioritizing projects providing larger cost reduction benefits, organizational restructuring, an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan.
All dollar amounts in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Segments
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
In connection with our Turnaround Plan, the Company's CODM changed the reporting structure used to allocate resources from the previous category focused organizational structure that included three operating and reportable segments: Luxury, Consumer Beauty and Professional Beauty, to a structure based on regional commercial business units. These changes were implemented during the three months ended March 31, 2020.
For segment financial information and information about our long-lived assets, see Note 5— Segment Reporting in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Mass Beauty	Prestige	Professional Beauty
Adidas	Alexander McQueen	Clairol Professional*, **
Beckham	Burberry	ghd (good hair day)*, **
Biocolor*	Bottega Veneta	Kadus Professional*, **
Bozzano*	Calvin Klein	Londa Professional*, **
Bourjois*	Cavalli	Nioxin*, **
Bruno Banani	Chloe	O P I*, **
Clairol*, **	Davidoff	Sassoon Professional, **
CoverGirl*	Escada*	Sebastian*, **
Enrique	Gucci	System Professional*, **
Jovan*	Hugo Boss	Wella Professional*, **
Max Factor*	Jil Sander	WeDo Professional*, **
Mexx	Joop!*
Monange*	Kylie Jenner
Nautica	Lacoste
Paixao*	Lancaster*
Rimmel*	Marc Jacobs
Risque*	Miu Miu
Sally Hansen*	Nikos
Stetson	philosophy*
Wella*, **	Tiffany & Co.
007 James Bond

* Indicates an owned beauty brand.
** Indicates brand included in Wella Transaction

Marketing
We have a diverse portfolio of over 75 brands (including brands associated with the Wella Business which will be transferred to the standalone entity in the Wella Transaction), some owned and some licensed, and we employ different models to create a distinct image and personality suited to each brand’s equity, distribution, product focus and consumer. For our licensed brands, we work with licensors to promote brand image. Each of our brands is promoted with logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. We manage our creative marketing work through a combination of our in-house teams and external agencies that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.
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
We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. We have begun to shift working media resources to a select number of brand/country combinations, which we believe represents a significant opportunity for revenue and gross margin improvement, and to implement a tactical, in-store strategy for the others.
Distribution Channels and Retail Sales
We market, sell and distribute our products in over 150 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. The Professional Beauty division primarily sells products to nail and hair salons, nail and hair professionals and professionals’ stores, through both direct sales forces and e-commerce platforms. Due to the impact of COVID-19, we have focused on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2020, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2020, Walmart, our top retailer, accounted for approximately 7% of total Coty Inc. net revenues from continuing operations.
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
In addition, we continuously seek to improve our products through research and development. Our basic and applied research groups, which conduct longer-term and “blue sky” research, seek to develop proprietary new technologies for first-to-market products and for improving existing products. This research and development is done both internally and through affiliations with various universities, technical centers, supply partners, industry associations and technical associations. A number of our products incorporate patented, patent-pending or proprietary technology. In addition, several of our products and/or packaging for our products are covered by design rights protections.
Our principal research and development centers are located in the U.S. and Europe. See “\Item 2—. Properties.”
We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals except where required by law.
Supply Chain
During fiscal year 2020, we continued to manufacture and package approximately 80% of our products (including the Wella Business products), primarily in facilities located in the United States, various countries in Europe including Russia, Brazil, China, Mexico and Thailand. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 20% of our finished products. As part of our ongoing Transformation Plan, we are exploring options to further optimize our supply chain operations.
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
Products representing 59% of our fiscal 2020 net revenues from continuing operations are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2020, we maintained 27 brand licenses.
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
Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. Five of our brand licenses are up for renewal during fiscal 2021, of which only four license renewals require licensor approval and together accounted for less than 2% of fiscal 2020 revenues from continuing operations. Additionally, none of our top 9 licenses expire within the next five years, other than one with an automatic renewal that is not contingent upon licensor consent nor specified sales levels.. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our partners or brand licensors to protect their reputations, could have a material adverse effect on our brand images”.
Employees
As of June 30, 2020, we had approximately 18,260 full-time employees in over 46 countries, including approximately 5,900 employees of the Wella Business. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season. During fiscal year 2020, we adjusted our workforce through furlough or other reduction as we implemented our response to COVID-19. We expect our overall headcount, as well as the use of seasonal contractors, to decrease as we continue our efforts to restructure and rationalize our business in connection with our Transformation Plan.
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
Seasonality
The Company’s sales generally increase during the second fiscal quarter as a result of increased demand associated with the winter holiday season. Financial performance, working capital requirements, sales, cash flows and borrowings generally experience variability during the three to six months preceding the holiday season. Product innovations, new product launches and the size and timing of orders from the Company’s customers may also result in variability. The Wella Business also generally experiences an increase in sales during its fourth fiscal quarter as a result of higher demand prior to the summer holiday season. However, the mix of product sales can vary considerably as a result of changes in seasonal and geographic demand for particular types of products, as well as other macroeconomic, operating and logistics-related factors, as evidenced by the impact of the COVID-19 pandemic.
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
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our customers or suppliers. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar activity, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, and may adversely impact our results;
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
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities, and the duration and extent to which our future results of operations and overall financial performance will be impacted remains uncertain. In light of the adverse impact on our near-term revenues, earnings, liquidity and cash flows, we have taken and expect to continue to implement measures to reduce discretionary expenses and manage costs. See the discussion on our response to COVID-19 in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview” and “—Liquidity and Capital Resources.” These measures may not achieve results in accordance with our expectations or on the timelines we anticipate. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects.
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
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. Furthermore, increased online competition and declining in-store traffic has resulted, and may continue to result, in brick-and-mortar retailers closing physical stores, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products (as occurred in 2019 with key customers for OPI in North America, and, more recently, has occurred in connection with COVID-19 as retailers faced store closures or reduced traffic) or to designate more shelf space to our competitors. Additionally, these retailers periodically assess the allocation of shelf space and have elected (and could further elect) to reduce the shelf space allocated to our products. Some of our brands, including CoverGirl, have experienced shelf space losses, and such declines may continue. Further consolidation and store closures, or reduction in inventory levels of our products or shelf space devoted to our products, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
Consumer shopping preferences have also shifted, including as a result of COVID-19, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct sales and e-commerce. If we are not successful in our efforts to expand distribution channels, including growing our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. Any change in our distribution channels, such as direct sales, could also expose us to disputes with distributors. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
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
In addition, net revenues and margins on beauty products tend to decline as they advance in their life cycles, so our net revenues and margins could suffer if we do not successfully and continuously develop new products. This product innovation also can place a strain on our employees and our financial resources, including incurring expenses in connection with product innovation and development, marketing and advertising that are not subsequently supported by a sufficient level of sales. Furthermore, we cannot predict how consumers will react to any new products that we launch or to repositioning of our brands. Our successful product launches may not continue. The amount of positive or negative sales contribution of any of our products may change significantly within a period or from period to period. The above-referenced factors, as well as new product risks, could have an adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
These risks have been exacerbated by the impact of COVID-19. Consumer spending habits and consumer confidence have shifted and may continue to change. For example, demand for prestige products mainly sold in retail malls, professional salon products, and the travel retail channel have been more significantly impacted by temporary closures of non-essential businesses and social distancing measures. The easing of containment measures and recovery of the impacted sectors of the economy is expected to be gradual and may not result in a return to pre-COVID-19 levels of demand for our products.
Our success depends on our ability to implement our Transformation Plan and achieve our global business strategies.
Our future performance and growth depends on the success of our Transformation Plan and new business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and simplifying our business. In addition, in order to address the potentially permanent effects of COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets, we expanded our previously announced Turnaround Plan to include initiatives to reduce our fixed costs by 25%, including an adaptation of our supply network and organization, as well as a permanent reduction of certain discretionary expenses. The multi-year implementation of the Transformation Plan, which is still being operationalized, is expected to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of the Transformation Plan may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of the Transformation Plan, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our Transformation Plan, that could affect our period-to-period operating results.
We have incurred significant restructuring costs in the past, and, as we implement our Transformation Plan (which builds on our previously announced Turnaround Plan and includes our structure reorganization as well as our fixed-cost reduction plan), we expect to incur one-time cash costs of approximately $600.0 spread over fiscal years 2020 through to 2023, in addition to approximately $160.0 connected to previous restructuring programs. In the past, as we integrated acquisitions, including the transformational acquisition of the P&G Beauty Business, we experienced challenges, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits, and we could experience these or other challenges arising from the implementation of the Transformation Plan. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet.
If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the implementation of the Transformation Plan, continuing restructuring initiatives, the integration of acquisitions and the separation of the Wella Business and related TSA, may impact our ability to anticipate future business trends and accurately forecast future results.
The diversion of resources to the integration of the P&G Beauty Business, together with changes and turnover in our management teams as we reorganized our business, negatively impacted our fiscal 2018 and 2019 results. The implementation of our Transformation Plan could result in similar challenges. Although our Transformation Plan is intended to deliver meaningful, sustainable expense and cost management improvement, events and circumstances such as financial or strategic difficulties, significant employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the Transformation Plan on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, including changes to our operations and global strategy, as well as the separation of the Wella Business and related Wella TSA, which may result in further diversion of our resources, employee attrition and business disruption (including supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement our multi-year Transformation Plan and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
The closing of the announced sale of the Wella Business, its separation into a standalone entity and KKR Bidco’s investment therein are subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending transactions may be disruptive to our operations and adversely impact our profitability.
Risks and uncertainties relating to the sale and separation of the Wella Business could adversely affect our business, financial condition and results of operations. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the sale and separation of the Wella Business. These expenses must be paid regardless of whether the transaction is completed. Accordingly, if the proposed sale and separation of the Wella Business is delayed or is not completed on the terms set forth in the definitive agreements governing the sale and separation, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.
In addition, the sale and separation process, including complex carve-out and transition activities, may be time consuming and disruptive to our business operations, could divert the attention of management and the Board from our business, could negatively affect our ability to attract, retain and motivate key employees, could impact our relationships with suppliers and/or customers, could lead to a disproportionate cost base for the size of the remaining business, and could expose us to potential litigation in connection with the sale process and the standalone business. Further, speculation regarding any developments related to the sale and separation of the Wella Business and KKR Bidco’s investment therein, and perceived uncertainties related to the future of the Company, could cause our stock price to fluctuate significantly.
If the proposed sale and separation of the Wella Business is completed, we may not achieve the operational and financial results that we anticipate in the future.
If the sale of the Wella Business is completed, our operational and financial profile will change upon the separation of the Wella Business from our other remaining businesses. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of our business in the fragrance, color cosmetics and skincare sectors of the beauty industry. Moreover, the shares of the company’s common stock will represent an investment in a smaller company than in existence today and the company’s exposure to the risks inherent in its remaining businesses will increase.
Following the closing of the sale of the Wella Business, we plan to use the net proceeds from the sale to pay down debt, which may not improve our results of operations or cash flows. Further, the anticipated benefits to us of the proposed sale, including the retention of 40% ownership in the separated business, are based on a number of assumptions, including the successful and timely separation and transition of the Wella Business, some of which may prove incorrect. Any such incorrect assumptions could adversely affect our business, results of operations or financial condition.
In addition, we will have continuing operational and financial obligations under the Wella TSA, in some cases as long as two years or more after the closing. These ongoing transition arrangements will require significant management and operational resources and may limit our ability to fully implement cost reduction and efficiency initiatives or other aspects of our Transformation Plan until the Wella TSA period has expired.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, as part of our Transformation Plan, we are in the process of reevaluating our product assortment and simplifying our product range and brands’ architecture. We are also shifting our focus to supporting our priority brands and brand/country combinations and instituting new objectives for our innovation efforts to support expansion of category coverage. If these or other initiatives are not successful, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities could be adversely impacted.
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
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we acquired professional and retail hair brands in connection with the acquisition of the P&G Beauty Business, purchased a premium brand in high-end hair styling and appliances and entered into a joint venture with King Kylie and a pending transaction with Kim Kardashian West, both digital-native beauty businesses, all of which were new product categories or channels for us. The success of product launches in adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
10

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
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in our continuing operations in fiscal 2020 and 2019, we incurred impairment charges of $434.0 and $3,729.0 ($3,851.9 for total Coty Inc., including discontinued operations), respectively, primarily related to goodwill write-downs and impairments on indefinite-lived other intangible assets. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of the fiscal 2020 impairment charges and our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets”.
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
11

In addition, we are required to maintain certain financial ratios calculated pursuant to a financial maintenance covenant under the 2018 Coty Credit Agreement on a quarterly basis. On April 29, 2020, we amended the 2018 Coty Credit Agreement. The amendment (i) provides a Total Net Leverage Ratio financial covenant “holiday” through March 31, 2021; (ii) establishes a quarterly minimum liquidity covenant through March 31, 2021 of $350.0; and (iii) effectively places certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional indebtedness. For a further description of the 2018 Coty Credit Agreement and the covenants thereunder please refer to Note 15, “Debt” in the notes to our Consolidated Financial Statements.
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
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior unsecured notes and the 2018 Coty Credit Agreement, and to meet such deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the Indenture governing our senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Any refinancing or modification of our debt could result in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, in connection with the 2019 amendment to the 2018 Credit Agreement, we reduced the borrowing capacity under our revolving credit facility. In addition, the 2020 amendment establishes a quarterly minimum liquidity covenant of $350.0 and effectively places certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash) and on incurring additional indebtedness during the Total Net Leverage Ratio financial covenant “holiday” period. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior unsecured notes and the 2018 Coty Credit Agreement.
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
12

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
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of P&G Beauty Business in October 2016). In 2020, we entered into a joint venture with King Kylie and a pending transaction with Kim Kardashian West. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”), Burberry and ghd, and our joint venture with King Kylie and pending transaction with Kim Kardashian West, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
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
•take actions contrary to our requests or contrary to our policies or objectives, including actions that may violate applicable law;
•be unable or unwilling to fulfill their obligations under the relevant joint venture agreements;
•have financial or business difficulties;
•take actions that may harm our reputation; or
13

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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of COVID-19, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity is in decline as a result of COVID-19. While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, the June 23, 2016 referendum in the U.K. in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and subsequent initiation of formal withdrawal procedures by the U.K. government has caused significant volatility in the financial and credit markets and may impact consumer spending and economic conditions generally in Europe. The global markets and currencies have been adversely impacted, including volatility in the value of the British pound as compared to the U.S. dollar. The United Kingdom formally left the European Union on January 31, 2020 and immediately entered a transition period set to expire on December 31, 2020 (which may potentially be extended until December 31, 2022 at the latest). There continues to be a significant lack of clarity over the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. See “-We are subject to risks related to our international operations.” Further, recent political and economic developments in the U.S. (including public statements by the current administration and the upcoming election), the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Moreover, our business has been, and may continue to be, impacted by COVID-19. See “-Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.”
In addition, our sales are affected by the overall level of consumer spending. The general level of consumer spending is affected by a number of factors, including general economic conditions (including potential recessions in one or more significant economies), inflation, interest rates, government policies that affect consumers (such as those relating to medical insurance or income tax), energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending would likely have a negative impact on our direct sales and could cause financial difficulties at our retailer and other customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a customer or retailer could also cause us to curtail or eliminate business with that customer or retailer. We may also decide to assume more credit risk relating to the receivables from our customers or retailers, which increases the possibility of late or non-payment of receivables. Our inability to collect receivables from a significant retailer or customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities. If a retailer or customer were to go into liquidation, we
14

could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity. These risks have been, and may continue to be, amplified by COVID-19.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of COVID-19, could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We operate on a global basis, and approximately 71% of our net revenues from continuing operations in fiscal 2020, were generated outside North America. We have employees in more than 46 countries, and we market, sell and distribute our products in over 150 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts (including any other change resulting from Brexit), labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments. In particular, we are monitoring the latest developments regarding Brexit negotiations, including the potential impact on our business if the Brexit transition period were to expire without having a final withdrawal agreement in place (sometimes referred to as a “hard Brexit”). Brexit (and particularly a hard Brexit) could have a number of negative implications for our business, including with respect to the production of our products in the United Kingdom, the transfer or purchase of goods and services into or out of the United Kingdom and our operations in the United Kingdom. We are analyzing various short- and long-term strategies to address Brexit contingencies, but such strategies may not be effective in limiting these negative impacts and Brexit thus could have a material impact on our business and results of operations.
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
15

The U.S. and the other countries in which our products are manufactured or sold have imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to manufacture or package our products and the sale of finished products. For example, in 2018, the E.U. imposed tariffs on certain prestige category products imported from the U.S., which impact the sale in the E.U. of certain of our products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China are impacting materials we import for use in manufacturing or packaging in the U.S. Measures to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of our sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase our costs and delay our time to market or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products, our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. The beauty industry has been impacted by ongoing uncertainty surrounding tariffs and import duties, and international trade relations generally. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.
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
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, ghd, the King Kylie business and the pending Kim Kardashian West business, that were previously outside our control and that we are now independently addressing, which may result in unanticipated or new liabilities. While we believe that we have adopted, and/or will adopt, appropriate risk management and compliance programs, such adoptions take time and, given the global nature of our operations and many laws and regulations to which we are subject, these legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time.
As described under “Legal Proceedings” in this report, a consolidated putative class action lawsuit has been filed in connection with the Cottage Tender Offer and related Schedule 14D-9.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2017 tax periods. Although we are seeking a favorable administrative decision on the related tax enforcement action, we may not be successful. See Note 26,— Legal Contingencies for more information regarding our potential tax obligations in Brazil.
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
16

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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining of specified sales levels or upon agreement of the licensor. In fiscal 2019, we renewed two key brand licenses. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including five licenses up for renewal in 2021. We may not be able to renew expiring licenses
17

on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to seasonal variability.
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the winter holiday season. The Wella Business also generally experiences an increase in sales during its fourth fiscal quarter as a result of higher demand prior to the summer holiday season. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding and during the holiday period. As a result of this seasonality, our expenses, including working capital expenditures and advertising spend, are typically higher during the period before a high-demand season. Consequently, any substantial decrease in, or inaccurate forecasting with respect to, net revenues during such periods of high demand including as a result of decreased customer purchases, increased product returns, production or distribution disruptions or other events (many of which are outside of our control), would prevent us from being able to recoup our earlier expenses and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as the trading price of our securities.
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (including as to works councils), disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, possible dawn raids, and other external factors over which we have no control. For example, disruptions in our U.K. planning hub and one of our U.S. distribution centers in the fourth quarter of fiscal 2018 resulted in loss of revenue and increased costs, including penalty payments to retailers for unshipped products, as we were unable to meet consumer demand for certain mass beauty products, which impacted our results of operations in fiscal 2019. As we continue our implementation of our Transformation Plan (including our fixed cost reduction activities) and other restructuring activities, any additional or ongoing supply chain disruptions or delay in securing applicable approvals or consultations for such activities may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
The above risks have been and may continue to be exacerbated by the impact of COVID-19, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
18

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e-commerce and for electronic communications among our locations, personnel, customers and suppliers around the world, including as a result of remote working in response to COVID-19. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives (including in connection with our Transformation Plan as well as the separation of the Wella Business), power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, catastrophic events or other problems. If our information technology systems otherwise suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. If not managed and mitigated effectively, these risks could increase in the future as we expand our digital capabilities and e-commerce activities, including through the use of new digital applications and technologies. There are further risks associated with the information systems of our joint ventures and of the companies we acquire, both in terms of systems compatibility, process controls, level of security and functionality. It may cost us significant time, money and resources to address these risks and if our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our financial condition, results of operations and cash flows, as well as the trading price of our securities, may be adversely affected.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in the E.U. a new law governing data practices and privacy called the GDPR became effective in May 2018. The law establishes new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. Regulators, including the U.K.’s Information Commissioner’s Office, have actively enforced the law and imposed substantial fines, and are expected to continue to do so. In addition, the state of California enacted a data privacy law applicable to entities serving or employing California residents (the “California Consumer Privacy Act”) that required compliance by January 2020. More recently, Brazil enacted the General Data Protection Law (“Brazil LGPD”) regulating the processing of personal data, which became effective in August 2020. The GDPR, the California Consumer Privacy Act, the Brazil LGPD and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
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
Our information technology systems, operations and security control frameworks require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems to keep pace with continuing changes in technology, legal and regulatory standards, cyber threats and the commercial opportunities that accompany the changing digital and data driven economy. From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications, integrations and roll-outs, as well as separation and carve-out activities relating to dispositions such as the separation of the Wella Business. These projects may be subject to cost overruns and delays and may cause disruptions in our daily business operations. These cost overruns and delays and distractions as well as our reliance on certain third parties for certain business and financial information could impact our financial statements and could adversely impact our ability to run our business, correctly forecast future performance and make fully informed decisions.
19

Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. We have recently experienced several changes to senior management and the composition of our board of directors, and we are in the process of implementing our Transformation Plan, including our fixed cost reduction activities, and the separation of the Wella Business. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our Transformation Plan and other restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives.
As we continue to restructure our workforce from time to time (including with respect to the Transformation Plan and other business restructuring initiatives, our efforts to manage the impact of COVID-19, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims and disputes will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations, including delaying and reducing the expected benefits of any associated restructuring activities. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.
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
20

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
The above risks have been and may continue to be exacerbated by the impact of COVID-19, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, privacy, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. For example, changes in sanctions against Iran have adversely impacted our net revenues and prohibit us from conducting business in Iran. Also, the Tax Act, enacted in 2017, introduced broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future regulatory, administrative or legislative guidance could adversely affect our financial results. See “—We are subject to risks related to our international operations”, and “—Network marketing is subject to intense government scrutiny, and regulation and changes in the law, or the interpretation and enforcement of the law, might adversely affect our business”.
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to recently acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, ghd, the Hypermarcas Brands and the Burberry fragrance business, the joint venture with King Kylie and the pending transaction with Kim Kardashian West. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Our employees or others may engage in misconduct or other improper activities including noncompliance with regulatory standards and regulatory requirements.
We are exposed to the risk of fraud or other misconduct by our personnel or third parties such as independent contractors, agents or influencers. Misconduct by employees, independent contractors, influencers or agents could include inadvertent or intentional failures to comply with the laws and regulations to which we are subject or with our policies, provide accurate information to regulatory authorities, comply with ethical, social, product, labor and environmental standards, comply with fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us.
21

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
In the event that our Board declares a dividend, our Stock Dividend Reinvestment Program allows stockholders to elect to receive 50% of their dividend in cash and reinvest 50% of their dividend in newly issued shares of our common stock. As a result, stockholders who do not elect to participate in the Stock Dividend Reinvestment Program may experience dilution in their ownership percentage over time.
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
22

JABC Cosmetics B.V. (“JABC”) and its affiliates, through their ownership of approximately 61% of the fully diluted shares of our Class A Common Stock, and KKR Aggregator, through its Convertible Series B Preferred Stock investment, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Cottage Tender Offer in May 2019, JABC, through an affiliate, Cottage Holdco B.V., owns approximately 61% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC. Accordingly, JABC has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. As a result of its Convertible Series B Preferred Stock investment, KKR Aggregator has the right to designate two directors to our Board of Directors and, under the terms of the convertible preferred stock, KKR Aggregator has the right to vote on an as-converted basis. Moreover, assuming full conversion of the convertible preferred stock held by KKR Aggregator and no other changes to our capitalization, JABC would remain Coty’s largest shareholder, with approximately 50% ownership in the company, and KKR Aggregator would be the second largest shareholder, with an approximate 17% stake. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
JABC’s interests and KKR’s interests may be different from or conflict with our interests or the interests of our other stockholders. JABC and its affiliates and KKR and its affiliates are each in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABC or its affiliates or KKR and its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Accordingly, the interests of JABC or KKR may not always coincide with our interests or the interests of other stockholders, and either JABC or KKR may seek to cause us to take courses of action that, in its judgment, could enhance its investment in the Company but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
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
Because JABC and its affiliates own more than 50% of the total voting power of our common shares, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:
•that a majority of our board of directors consists of independent directors;
•that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
As a result of relying on the controlled company exemptions, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our stockholders do not have the same protections afforded to stockholders of other companies that are required to comply with all of the independence rules of the NYSE.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S. for Americas, Amsterdam, Netherlands for EMEA, Singapore for Asia Pacific, and Geneva, Switzerland for the Wella Business.
23

We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2020. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
Amsterdam, Netherlands (leased)	Corporate	Corporate
London, England (leased)	Corporate/Commercial	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Americas
Paris, France (3 locations) (leased)	Corporate/Commercial	Corporate / EMEA
Geneva, Switzerland (2 locations) (leased)	Corporate/Commercial/R&D	Corporate / Wella Business
Singapore, Singapore (leased)	Corporate/Commercial	Corporate/ Asia Pacific
Ashford, England (land leased, building owned)	Manufacturing	EMEA
Bangkok, Thailand (owned)	Manufacturing	Wella Business
Capella, Russia (owned)	Manufacturing	Wella Business
Chartres, France (owned)	Manufacturing	EMEA
Cologne, Germany (owned)	Manufacturing	EMEA
Granollers, Spain (owned)	Manufacturing	EMEA
Hunt Valley, U.S. (owned)	Manufacturing	Americas
Mariscala, Mexico (owned)	Manufacturing	Wella Business
Monaco, Monaco (leased)	Manufacturing	EMEA
Rothenkirchen, Germany (owned)	Manufacturing	Wella Business
Sanford, North Carolina, U.S. (owned)	Manufacturing	Americas
Senador Canedo, Brazil (owned)	Manufacturing	Americas
Wujiang, China (owned)	Manufacturing	Asia Pacific
Morris Plains, New Jersey, U.S. (leased)	R&D	Americas

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
24

The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. The case remains at an early stage.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.”
Stockholders of Record
As of June 30, 2020 there were 825 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We began paying annual dividend on our common stock in fiscal 2011, and we began paying a quarterly dividend in fiscal 2017. On May 8, 2019, the Board approved a stock dividend reinvestment program giving stockholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. The election was made available to stockholders beginning with the dividend declared on May 8, 2019, and stockholders were able to make this election on a quarterly basis. As of May 11, 2020, our Board of Directors (“Board”) has suspended the payment of cash dividends (on common and preferred stock), to strengthen our cash and liquidity and in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends through April 1, 2021 or until such later date that we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 4x. Any determination to pay dividends in the future will be at the discretion of our Board.
Dividends on the Convertible Series B Preferred Stock are payable in cash, by increasing the amount of accrued dividends with respect to a share of Convertible Series B Preferred Stock or any combination thereof, at the sole discretion of the Company.
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indenture relating to our senior unsecured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 15—“Debt” in the notes to our Consolidated Financial Statements.
25

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2020 Peer Group (b)

$250
$200
$150
$100
$50
$0
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2015.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Revlon, Inc., Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2015, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a Peer Group average.
26

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(e) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options(a)	17,898,383	$12.93
Series A Preferred Stock (b)	495,074	21.52
Restricted Stock Units	11,970,824	N/A
Subtotal	30,364,281	—	44,278,711
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)(c)	1,000,000	$22.39
Phantom Units (d)	349,432	N/A
Subtotal	1,349,432	0	—
Total	31,713,713		44,278,711

N/A is not applicable
(a) For information about options, see Note 24,—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
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
(c) On March 27, 2017, the Board approved an award of 1,000,000 shares of Series A Preferred Stock, par value $0.01 per share, to Lambertus J.H. Becht in his capacity as a non-employee director to compensate him for services performed in connection with closing the P&G Beauty Business transaction, aiding with the transition of the new chief executive officer into his role and integrating the P&G Beauty Business.
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
Issuer Purchases of Equity Securities
453,488 shares of Class A Common Stock were repurchased during the fiscal year ended June 30, 2020.

27

Item 6. Selected Financial Data.

(in millions, except per share data)	Year Ended June 30,
	2020 (a)	2019 (c)(g)	2018 (d)(h)	2017 (e)(h)(i)	2016 (f)(h)(i)
Condensed Consolidated Statements of Operations Data:
Net revenues	$4,717.8	$6,287.9	$6,841.8	$7,650.3	$4,349.1
Gross profit	2,726.6	3,789.4	4,123.6	4,622.0	2,603.1
Restructuring costs	130.2	34.2	134.9	374.8	86.9
Acquisition- and divestiture-related costs	157.3	—	64.2	355.4	174.0
Asset impairment charges	434.0	3,729.0	—	—	5.5
Operating (loss) income	(1,236.5)	(3,688.4)	(155.5)	(420.9)	254.2
Interest expense, net	242.7	225.2	200.6	218.6	81.9
(Loss) income before income taxes from continuing operations	(1,467.6)	(3,945.4)	(394.5)	(658.0)	138.8
(Benefit) provision for income taxes	(377.7)	(54.8)	(32.2)	(259.5)	(40.4)
Net (loss) income from continuing operations	(1,089.9)	(3,890.6)	(362.3)	(398.5)	179.2
Net income from discontinued operations	87.2	121.0	234.5	—	—
Net (loss) income	(1,002.7)	(3,769.6)	(127.8)	(398.5)	179.2
Net (loss) income attributable to Coty Inc. for common stockholders	$(1,006.7)	$(3,784.2)	$(168.8)	$(422.2)	$156.9

Amounts attributable to Coty Inc.:
(Loss) income from continuing operations attributable to Coty Inc. common stockholders	(1,100.4)	(3,905.2)	(403.3)	(398.5)	179.2
Net (loss) income attributable to Coty Inc. common stockholders	$(1,013.2)	$(3,784.2)	$(168.8)	$(398.5)	$179.2
Per Share Data:
Net (loss) income attributable to Coty Inc. per common share:
Basic earnings (loss) from continuing operations	$(1.45)	$(5.20)	$(0.54)
Basic earnings (loss) for Coty Inc.	$(1.33)	$(5.04)	$(0.23)	$(0.66)	$0.45
Diluted earnings (loss) from continuing operations	$(1.45)	$(5.20)	$(0.54)
Diluted earnings (loss for Coty Inc.	$(1.33)	$(5.04)	$(0.23)	$(0.66)	$0.44
Weighted-average common shares
Basic	759.1	751.2	749.7	642.8	345.5
Diluted	759.1	751.2	749.7	642.8	354.2
Dividends declared per common share	$0.38	$0.50	$0.50	$0.65	$0.25

(in millions)	Year Ended June 30,
	2020 (a)	2019 (c)	2018 (d)	2017 (e)	2016 (f)
Consolidated Cash Flows Data:
Net cash (used in) provided by operating activities	$(50.9)	$639.6	$413.7	$757.5	$501.4
Net cash (used in) investing activities	(833.4)	(454.0)	(687.6)	(1,163.6)	(1,059.2)
Net cash (used in) provided by financing activities	877.3	(160.3)	69.3	595.2	592.6
28

(in millions)	As of June 30,
	2020 (a)(b)	2019 (c)	2018 (d)	2017 (e)	2016 (f)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$308.3	$340.4	$331.6	$535.4	$372.4
Total assets (g)(j)	16,728.8	17,710.0	22,630.2	22,548.2	7,035.6
Total debt, net of discount	8,147.3	7,735.0	7,610.5	7,205.0	4,162.8
Total Coty Inc. stockholders’ equity	3,004.6	4,586.9	8,849.7	9,314.7	360.2

(a)Included in fiscal 2020 are the financial impacts of the divestiture of Younique LLC on September 16, 2019, and the King Kylie transaction on January 6, 2020.
(b)In fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) which requires lease assets and liabilities to be recorded on the balance sheet.
(c)In fiscal 2019, we adopted, on a modified retrospective basis as of July 1, 2018, authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for ASC 606, Revenue from Contracts with Customers and ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.
(d)Included in fiscal 2018 are the financial impacts of the acquisition of the Burberry Beauty Business as of October 2, 2017.
(e)Included in fiscal 2017 are the financial impacts of the acquisitions of the P&G Beauty Business as of October 1, 2016, ghd as of November 21, 2016 and Younique as of February 1, 2017.
(f)Included in fiscal 2016 are the financial impacts of the Hypermarcas Brands as of February 1, 2016.
(g)In fiscal 2017, we adopted authoritative guidance issued by the FASB requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Prior to the adoption of this guidance, debt issuance costs were presented within total assets in the Consolidated Balance Sheets. Total assets for all periods presented in the table above have been conformed to the current balance sheet presentation.
(h)In fiscal 2019, we adopted authoritative guidance issued by the FASB requiring employers to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the underlying employees during the period. The other components of net periodic benefit cost are required to be reported separately and outside of operating income. In addition, only the service cost component would be eligible for capitalization in assets. The impacts of the adoption of this standard were retrospectively applied to fiscal years 2018 and 2017 presented in the table above.
(i)For fiscal years 2017 and 2016, the results were not recast to show discontinued operations. The P&G Beauty Business acquisition and the ghd acquisition were made during fiscal year 2017 and were mainly included in the Professional Beauty segment, which contributed net revenues of $1,395.5 and $250.0 for fiscal 2017 and 2016, respectively. Due to the purchase accounting adjustments for the acquisition for the P&G business, the Company concluded through a cost/benefit analysis that it was impractical to recast the discontinued operations impact for these two fiscal years due to the complexities of the recast.
(j)Due to the acquisition and purchase accounting adjustments for the acquisition of the P&G business, the Company concluded through a cost/benefit analysis that it was impractical to recast the assets held for sale impact for the fiscal years 2018, 2017, and 2016, due to the complexities of the recast.
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
29

Overview
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, hair color and styling, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The recent King Kylie transaction and the pending transaction with Kim Kardashian West complement our existing portfolio. As we continue to transform our Company, we are focused on the fragrance, color cosmetics and skin care categories, in both our prestige and mass beauty businesses.
The divestiture of the Younique business in September 2019 and the strategic Wella Transaction signed in June, 2020 are reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. By retaining a 40% interest in the Wella Business following the closing of the Wella Transaction, we are able to benefit from the potential upside of the stand-alone business in the longer term.
Our recently announced management changes, including an increase in diversity at both the Board and senior management levels, demonstrate a commitment to our continued transformation. We expect that our strategy will continue to develop under the direction of our new management team.
COVID-19 Impacts
The COVID-19 pandemic has had, and is expected to continue to have material effects on all of our product categories across all segments and geographies. The unprecedented containment measures adopted worldwide to address the pandemic have contributed to a significant decline in volume trends. In particular, demand for prestige products mainly sold in retail malls, professional salon products, and the travel retail channel have been more significantly impacted by temporary closures of non-essential businesses and social distancing measures. Many of our mass products are offered in other channels, such as drug and grocery stores, that continue to operate as essential businesses. However, shelter-in-place orders, reduced store hours, and other social distancing measures have resulted in reduced customer traffic and sales volumes for these product categories as well.
In response to the COVID-19 pandemic, we have implemented several key measures. To mitigate closures of our existing sales channels, open channels and markets are being prioritized, with the acceleration of several initiatives such as e-commerce. We have also taken aggressive steps to reduce operating costs to more appropriately align with the current sales volume trends. Such measures include slowing down our production to adjust our inventories, the recently announced temporary compensation reductions for certain executives and for our non-executive board members, hiring and travel restrictions, temporary furloughs for certain employees, using available local government assistance programs to reduce employee costs, and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will actively manage our working capital to support our liquidity needs. Additionally, to address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets, we will be implementing a plan to reduce our cost base, which does not vary with revenues, by 25%, including an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
We anticipate continued negative pressure on sales volume until such containment measures are discontinued and normal consumer traffic resumes. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face potential resurgence of COVID-19 and related uncertainties. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Exclusive of the effects of the COVID-19 pandemic, which became more evident in the fourth quarter, our global share trends in the mass color cosmetics categories in which we compete continue to decline. However, Sally Hansen continues to experience positive trends due to the ongoing success of the Good.Kind.Pure. launch.
April was the low point for net revenues due to the effects of COVID-19 in Fiscal 2020 and we have seen improvements in May and June as different markets re-open. Further, we have seen considerable improvements during July and the first three weeks of August, however our revenues continue to be below comparable periods in the prior year.
Operating and Reportable Segments
Due to the change in our reporting structure during the third quarter of this year and the discontinued operations presentation (see Footnote 5—Segment Reporting), our business is organized into three operating segments and reportable
30

segments. These are: Americas, Europe, Middle East & Africa (“EMEA”), and Asia Pacific, which include the businesses focused on prestige fragrances, prestige skin care, prestige color cosmetics, mass color cosmetics, mass fragrance, mass skin care and body care and are supported by central marketing teams. Certain shared costs and the results of corporate initiatives are managed outside of our three segments by Corporate.
Transformation Plan
Building on the multi-year Turnaround Plan we launched in July 2019, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimizing our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. In 2020, we made organizational changes to reduce geographic fragmentation and costs. On May 11, 2020, we commenced the implementation of a 25% reduction of our cost base, which does not vary with revenues, by the end of fiscal 2023, including reprioritizing projects providing larger cost reduction benefits, an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We expect to incur cash costs consistent with the previously announced estimate. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan.
These organizational, business and structural changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, such as the separation of the Wella Business and the obligations under the related TSA in connection with the Wella Transaction.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for continuing operations and Coty Inc. including Adjusted operating income (loss), Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
31

Adjusted operating income from continuing operations excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, asset impairment charges and other adjustments as described below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and exclude divestitures, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense as described below and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
Adjusted Performance Measures reflect adjustments based on the following items:
•Costs related to acquisition and divestiture activities: We have excluded acquisition- and divestiture-related costs and the accounting impacts such as those related to transaction costs and costs associated with the revaluation of acquired inventory in connection with business combinations because these costs are unique to each transaction. Additionally, for divestitures, we exclude write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The nature and amount of such costs vary significantly based on the size and timing of the acquisitions and divestitures, and the maturities of the businesses being acquired or divested. Also, the size, complexity and/or volume of past transactions, which often drives the magnitude of such expenses, may not be indicative of the size, complexity and/or volume of any future acquisitions or divestitures.
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
•Loss/(Gain) on divestitures and sale of brand assets: We have excluded the impact of Loss/(gain) on divestitures and sale of brand assets as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Interest (income) expense: We have excluded foreign currency impacts associated with acquisition-related and debt financing-related forward contracts, as well as debt financing transaction costs as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.
•Other expense (income): We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.
•Loss on early extinguishment of debt: We have excluded loss on extinguishment of debt as this represents a non-cash charge, and the amount and frequency of such charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.
32

•Noncontrolling interest: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant non-controlling interest percentage.
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
33

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of 2020/2019 presentation	Impact on basis of 2019/2018 presentation
Second quarter fiscal 2018	Acquisition: Burberry Beauty Business	n/a	First quarter fiscal 2019 financial contribution excluded
Third quarter fiscal 2018	Termination: Guess	n/a	First, second and third quarter fiscal 2018 financial contribution excluded
Fourth quarter fiscal 2018	Divestitures of licenses: Playboy and Cerruti	n/a	Fiscal 2018 financial contribution excluded
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique	September fiscal year 2020 and September - June fiscal year 2019 financial contribution excluded. Closing date of divestiture was September 16, 2019. This effectively excludes the incremental three months and 14 days of net revenue contribution from Younique in the prior year.	n/a
Third quarter fiscal 2020	Acquisition: King Kylie Transaction - the acquisition of 51% interest in King Kylie LLC	Third and fourth quarter fiscal year 2020 financial contribution excluded.	n/a
When used herein, the term “Acquisitions” and “Divestitures” refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
Financial results for the Wella Business for fiscal years 2020, 2019 and 2018 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

NET REVENUES
In fiscal 2020, net revenues decreased 25%, or $1,570.1, to $4,717.8 from $6,287.9 in fiscal 2019. Excluding the impacts of the Acquisition and Divestiture, total net revenues in fiscal 2020 decreased 22%, or $1,339.7, to $4,653.4 from $5,993.1 in fiscal 2019, reflecting a negative foreign currency exchange translation impact of 2%, and a decrease in unit volume of 20%. The decrease in net revenues primarily reflects lower sales due to the COVID-19 pandemic, impacting all product categories across the Company, which more than offset the positive trends in the first half of the fiscal year driven by the resolution of the supply chain disruptions, which negatively impacted net revenues in the prior year. The pandemic had the highest impact on our prestige products, due to the closure of retail malls and travel retail channels, while the impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The closure of nail salons had a positive impact on our Sally Hansen brand, mainly in the United States. This brand also experienced a successful launch of the Good.Kind.Pure products in the first half of the fiscal year.
In fiscal 2019, net revenues decreased 8%, or $553.9, to $6,287.9 from $6,841.8 in fiscal 2018. Excluding the impacts of the Acquisition and Divestitures, total net revenues in fiscal 2019 decreased 7%, or $461.5, to $6,225.6 from $6,687.1 in fiscal 2018, reflecting a negative foreign currency exchange translation impact of 3%, and a decrease in unit volume of 4%. The decrease in net revenues primarily reflects:
(i)shelf-space losses primarily impacting CoverGirl and Rimmel which have contributed to the negative share trends in the color cosmetics category;
(ii)performance challenges in our brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category;
(iii)moderate weakness in the mass beauty categories in the United States and Europe; and
34

(iv)the supply chain disruptions, which negatively impacted net revenues primarily in the first half of 2019 and were resolved in the fourth quarter of fiscal 2019.
These decreases were partially offset by continued success from the prestige product category, mainly from increased sales from Burberry, Calvin Klein and Gucci.

	Year Ended June 30,			Change %
(in millions)	2020	2019	2018	2020/2019	2019/2018
NET REVENUES
Americas	$1,771.0	$2,248.9	$2,399.3	(21%)	(6%)
EMEA	2,308.6	2,909.7	3,250.7	(21%)	(10%)
Asia Pacific	582.7	771.1	758.7	(24%)	2%
Other	55.5	358.2	433.1	(85%)	(17%)
Total	$4,717.8	$6,287.9	$6,841.8	(25%)	(8%)

Americas
In fiscal 2020, net revenues in the Americas segment decreased 21%, or $477.9 to $1,771.0 from $2,248.9 in fiscal 2019. Excluding the impact of the Acquisition, net revenues in the Americas segment decreased 24%, or $529.9, to $1,719.0 in fiscal 2020 from $2,248.9 in fiscal 2019, reflecting a decrease in unit volume of 19%, a negative foreign currency exchange translation impact of 2% and a negative price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on prestige products due to the closure of retail malls and travel retail channels. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open;
(ii)shelf-space losses in the United States primarily in the first half, impacting CoverGirl, and Rimmel which have contributed to the negative share trends in the mass color cosmetics and prestige skin products; and
(iii)negative category trends in the United States for mass color cosmetics and mass fragrances.
These decreases were partially offset by:
(i)positive impact in the first half of fiscal 2020 from the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year;
(ii)significant improvement in e-commerce sales from a modest prior year base, primarily in prestige make-up and mass body care;
(iii)increased net revenues from Sally Hansen due to continued success across its core sub-brands as well as incremental net revenues from the launch of Good.Kind.Pure, enhanced by the closure of nail salons across the region due to the COVID-19 pandemic; and
(iv)incremental net revenues from Tiffany & Co due to the launch of Tiffany & Love in the first half.
In fiscal 2019, net revenues in the Americas segment decreased 6%, or $150.4, to $2,248.9 from $2,399.3 in fiscal 2018. Excluding the impact of the Acquisition and Divestitures, net revenues in Americas decreased 6% or $131.6, to $2,232.0 in fiscal 2019 from $2,363.6 in fiscal 2018, reflecting a negative foreign currency exchange translation impact of 3%, a negative price and mix impact of 2%, and a decrease in unit volume of 1%. The decrease in net revenues primarily reflects:
(i)shelf-space losses in the United States primarily impacting CoverGirl and Rimmel, which have contributed to the negative share trends in the color cosmetics category;
(ii)reduced net revenues in the United States from the supply chain disruptions primarily in the first half of fiscal 2019;
(iii)lower net revenues from philosophy due to distribution losses at a key U.S. customer and due to the timing of shipments; and
(iv)unfavorable foreign currency exchange translation impacts of certain currencies in Latin America.
These decreases were partially offset by:
(i)increased net revenues from Burberry in the United States due to the integration and growth of the Burberry Beauty Business; and
35

(ii)higher net revenues from Monange due to category growth and share gains in Brazil.
EMEA
In fiscal 2020, net revenues in the EMEA segment decreased 21%, or $601.1, to $2,308.6 from $2,909.7 in fiscal 2019, reflecting a decrease in unit volume of 21% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on prestige products due to the closure of retail malls and travel retail channels. These decreases more than offset the increased net revenues from prestige products in the first half of the fiscal year. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open; and
(ii)negative share trends in Europe for mass color cosmetics, partially due to a strategic decision to withdraw Bourjois in the UK.
These decreases were partially offset by:
(i)increased net revenues in the first half of fiscal 2020 due to the resolution of the supply chain disruptions which negatively impacted net revenues in the prior year;
(ii)significant improvement in e-commerce sales from a modest prior year base; and
(iii)positive impact in the first three quarters of the fiscal year from: Burberry due to continued success from the launch of Burberry Her in the prior year; Lacoste in Russia due to the launch of Lacoste Timeless; and Bruno Banani mainly driven by the launch of Bruno Banani Loyal Man in Germany.
In fiscal 2019, net revenues in EMEA decreased 10%, or $341.0, to $2,909.7 from $3,250.7 in fiscal 2018. Excluding the impact of the Acquisition and Divestitures, net revenues in EMEA decreased 9%, or $275.0, to $2,878.0 in fiscal 2019 from $3,153.0 in fiscal 2018, reflecting a decrease in unit volume of 8% and a negative foreign currency exchange translation impact of 4%, offset by a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)performance challenges in our mass category brands across Europe which have contributed to the region’s negative share trends in the color cosmetics category;
(ii)declines in Rimmel, Bourjois, and Max Factor across the region due to the supply chain disruptions primarily in the first half of fiscal 2019; and
(iii)declines in mass fragrances in Western Europe in part due to negative share and category trends in the mass fragrances category.
These declines were partially offset by:
(i)incremental net revenues from Calvin Klein and Burberry across the region; and
(ii)increased net revenues in South Africa from brands across the color cosmetics and prestige fragrance categories.
Asia Pacific
In fiscal 2020, net revenues in the Asia Pacific segment decreased 24%, or $188.4, to $582.7 from $771.1 in fiscal 2019, reflecting a decrease in unit volume of 21%, a negative foreign currency exchange translation impact of 2%, and a negative price and mix impact of 1%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on the prestige category due to the closure of retail malls and travel retail channels. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open;
(ii)lower net revenues due to the Hong Kong protests, impacting mainly the prestige brands;
(iii)declines from strategic initiatives to reduce distribution through lower priced channels in Southeast Asia impacting brands across the prestige and mass fragrance category; and
(iv)declines in Max Factor in China in an effort to optimize trade inventory levels.
These decreases were partially offset by:
(i)increased net revenues from the relaunch of Gucci Make-up in the Asia Pacific travel retail channel in the first half of the fiscal year, despite geopolitical disruptions in Hong Kong; and
36

(ii)positive impact in the first half of the fiscal year from Burberry due to continued success from the launch of Burberry Her in the prior year; and Rimmel mainly driven by increased net revenues in Japan.
In fiscal 2019, net revenues in Asia Pacific increased 2%, or $12.4, to $771.1 from $758.7 in fiscal 2018. Excluding the impact of the Acquisition and Divestitures, net revenues in Asia Pacific increased 3% or $20.0 to $757.4 in fiscal 2019 from $737.4 in fiscal 2018, reflecting an increase in unit volume of 7%, offset by a decrease in price and mix of 1% and a negative foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects increased net revenues in China from Gucci and Burberry, offset by lower net revenues in China from Max Factor due to changes to retailer trade inventory levels.
Other
Other consists of the net revenues from Younique.
COST OF SALES
In fiscal 2020, cost of sales decreased 20%, or $507.3, to $1,991.2 from $2,498.5 in fiscal 2019. Cost of sales as a percentage of net revenues increased to 42.2% in fiscal 2020 from 39.7% in fiscal 2019 resulting in a gross margin percentage decrease of approximately 250 basis points primarily reflecting COVID-19 reduced sales volume impact which negatively impacted the gross margin trends during the pre-COVID-19 period, as follows:
(i)increased excess and obsolescence expense on inventory;
(ii)incremental expense of underutilized facilities costs; and
(iii)increased designer license fees due to an unfavorable mix of prestige brands with higher minimum royalty rates.
These negative impacts were partially offset by increased gross margin due to sales price increases in Brazil in the current period, compared to lower base due to negative mix impact associated with lower-margin body care products in the prior period.
In fiscal 2019, cost of sales decreased 8%, or $219.7, to $2,498.5 from $2,718.2 in fiscal 2018. Cost of sales as a percentage of net revenues remained constant at 39.7% in fiscal 2019 and in fiscal 2018, primarily reflecting:
(i)a favorable mix impact associated with the increased proportion of net revenue contribution from higher-margin prestige products in the current period as compared to the prior period;
(ii)lower costs from distributor terminations and accelerated depreciation of buildings and equipment associated with plant closures related to the global integration activities in the prior period; and
(iii)decreased excess and obsolescence expense on inventory in the Corporate segment for artwork transition activities on acquired inventory in connection with the acquisition of the P&G Beauty Business.
These improvements were mostly offset by:
(i)increased designer license fees due to an unfavorable mix of prestige brands with higher loyalty rates;
(ii)increased excess and obsolescence expense on mass category product inventory;
(iii)increased freight expenses, primarily reflecting higher import duties and freight rates in the Asia Pacific segment; and
(iv)the negative mix impact within the mass product category associated with a higher proportionate net revenue contribution from lower-margin body care products, which has its primary commercial market located in Brazil.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2020, selling, general and administrative expenses decreased 10%, or $347.9, to $3,120.0 from $3,467.9 in fiscal 2019. These amounts include the impact of a higher base of overhead costs in continuing operations following the decision to divest the Wella Business. Selling, general and administrative expenses as a percentage of net revenues increased to 66.1% in fiscal 2020 from 55.2% in fiscal 2019, or approximately 1090 basis points. This increase was primarily due to:
(i)520 basis points related to higher administrative costs as a percentage of net revenue as the compensation expense savings and from prior restructuring programs were out-paced by the decline in net revenues;
(ii)310 basis points related to higher advertising and consumer promotion costs as a percentage of net revenues as the savings in non-strategic spending in non-working media and other consumer promotion activities across all segments, and savings in media and promotional trade spending from the COVID-19 pandemic were out-paced by the decline in net revenues;
37

(iii)150 basis points related to higher bad debt expense of 70 basis points, with the remainder due to: loss on disposal of assets and lease terminations; higher negative transactional impact from our exposure to foreign currency exchange fluctuations; and other expenses;
(iv)70 basis points related to higher share-based compensation in the current year, compared to significant executive forfeitures of share-based compensation instruments in the prior year; and
(v)40 basis points related to savings in logistics costs from the COVID-19 pandemic out-paced by the decline in net revenues.
In fiscal 2019, selling, general and administrative expenses decreased 9%, or $339.2, to $3,467.9 from $3,807.1 in fiscal 2018. Selling, general and administrative expenses as a percentage of net revenues decreased to 55.2% in fiscal 2019 from 55.6% in fiscal 2018, or approximately 40 basis points. This decrease was primarily reflecting:
(i)140 basis points related to lower advertising and consumer promotion costs due to a rationalization of non-strategic spending in non-working media and other consumer promotion activities across all segments, and a decrease in media spending in the mass product category; and
(ii)30 basis points related to lower share-based compensation expense due to significant executive forfeitures of share-based compensation instruments, and positive transactional impact from our exposure to foreign currency exchange fluctuations.
These decreases were partially offset by:
(i)60 basis points related to higher administrative costs due to our integration activities, as well as the decline in net revenues in the mass product category, which outpaced the overall decline in administrative costs from compensation expense savings as a result of restructuring actions and certain other programs; and
(ii)70 basis points related to higher distribution and warehousing expenses due to a strategic shift in certain markets to distribute through subsidiaries as opposed to third-party distributors; and other expenses.
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS
In fiscal 2020, operating loss from continuing operations was $1,236.5 compared to a loss of $3,688.4 in fiscal 2019. Operating margin increased to (26.2)% in fiscal 2020 as compared to (58.7)% in fiscal 2019. The operating margin improvements are largely driven by lower asset impairment charges in the current year compared with the prior year, partially offset by reduced net revenue base in the current year due to the impact from the COVID-19 pandemic, causing increased cost of goods sold and selling and general administrative expenses as a percentage of net revenues, and higher restructuring expense and acquisition and divestiture related costs in the current year.
In fiscal 2019, operating loss from continuing operations was $3,688.4 compared to a loss of $155.5 in fiscal 2018. Operating margin, or operating loss as a percentage of net revenues, decreased to (58.7)% of net revenues in fiscal 2019 as compared to an operating margin of (2.3)% in fiscal 2018. The operating margin decreases were largely driven by the asset impairment charges in fiscal 2019.
Operating (Loss) Income by Segment

	Year Ended June 30,			Change %
(in millions)	2020	2019	2018	2020/2019	2019/2018
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS
Americas	$(164.8)	$(1,474.5)	$45.6	89%	<(100%)
EMEA	(248.4)	(1,344.1)	131.4	82%	<(100%)
Asia Pacific	(74.0)	(253.1)	52.7	71%	<(100%)
Other	(10.9)	(18.6)	70.1	41%	<(100%)
Corporate	(738.4)	(598.1)	(455.3)	(23%)	(31%)
Total	$(1,236.5)	$(3,688.4)	$(155.5)	66%	<(100%)

38

Americas
In fiscal 2020, operating loss for Americas was $164.8 compared to a loss of $1,474.5 in fiscal 2019. Operating margin increased to (9.3)% of net revenues in fiscal 2020 as compared to (65.6)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenue base due to the impact from the COVID-19 pandemic, higher cost of goods sold and selling, general, and administrative expense as a percentage of net revenues, and current year asset impairment charges.
In fiscal 2019, operating loss for Americas was $1,474.5 compared to an income of $45.6 in fiscal 2018. Operating margin decreased to (65.6)% of net revenues in fiscal 2019 as compared to 1.9% in fiscal 2018, primarily driven by the asset impairment charges in fiscal 2019.
EMEA
In fiscal 2020, operating loss for EMEA was $248.4 compared to a loss of $1,344.1 in fiscal 2019. Operating margin increased to (10.8)% of net revenues in fiscal 2020 as compared to (46.2)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenue base due to the impact from the COVID-19 pandemic, higher cost of goods sold and selling, general, and administrative expense as a percentage of net revenues, and current year asset impairment charges.
In fiscal 2019, operating loss for EMEA was $1,344.1 compared to an income of $131.4 in fiscal 2018. Operating margin decreased to (46.2)% of net revenues in fiscal 2019 as compared to 4.0% in fiscal 2018, primarily driven by the asset impairment charges in fiscal 2019.
Asia Pacific
In fiscal 2020, operating loss for Asia Pacific was $74.0 compared to a loss of $253.1 in fiscal 2019. Operating margin increased to (12.7)% of net revenues in fiscal 2020 as compared to (32.8)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, and higher cost of goods sold and selling, general and administrative expenses as a percentage of net revenues.
In fiscal 2019, operating loss for Asia Pacific was $253.1 compared to an income of $52.7 in fiscal 2018. Operating margin decreased to (32.8)% of net revenues in fiscal 2019 as compared to 6.9% in fiscal 2018, primarily driven by the asset impairment charges in fiscal 2019.
Other
Other represents operating (loss) income from Younique.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $738.4, $598.1 and $455.3 in fiscal 2020, 2019 and 2018, respectively, as described under “Adjusted Operating Income” below. The operating loss of $738.4 in fiscal 2020 includes asset impairment charges, acquisition and divestiture related costs and restructuring and other business realignment costs, partially offset by the gain on sale of business.
The operating loss of $598.1 in fiscal 2019 includes asset impairment charges and restructuring and other business realignment costs.
39

Continuing Operations by Segment
We believe that adjusted operating (loss) income from continuing operations by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted Operating loss from continuing operations
Americas	$(164.8)	$(75.3)	$(89.5)
EMEA	(248.4)	(230.4)	(18.0)
Asia Pacific	(74.0)	(25.0)	(49.0)
Other	(10.9)	(7.4)	(3.5)
Corporate	(738.4)	(736.7)	(1.7)
Total	$(1,236.5)	$(1,074.8)	$(161.7)

	Year Ended June 30, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted Operating income from continuing operations
Americas	$(1,474.5)	$(1,633.7)	$159.2
EMEA	(1,344.1)	(1,597.4)	253.3
Asia Pacific	(253.1)	(314.8)	61.7
Other	(18.6)	(34.8)	16.2
Corporate	(598.1)	(598.5)	0.4
Total	$(3,688.4)	$(4,179.2)	$490.8

	Year Ended June 30, 2018
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted Operating income from continuing operations
Americas	$45.6	$(62.0)	$107.6
EMEA	131.4	(125.1)	256.5
Asia Pacific	52.7	(22.0)	74.7
Other	70.1	(35.2)	105.3
Corporate	(455.3)	(455.7)	0.4
Total	$(155.5)	$(700.0)	$544.5

(a)See a reconciliation of reported operating (loss) income to adjusted operating income and a description of the adjustments under “Adjusted Operating (Loss) Income from Continuing Operations for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, regional indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Americas, EMEA, Asia Pacific, and Other segments.

40

Adjusted Operating (Loss) Income from Continuing Operations for Coty Inc.
Adjusted operating (loss) income from continuing operations provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating (loss) income is presented below:

	Year Ended June 30,			Change %
(in millions)	2020	2019	2018	2020/2019	2019/2018
Reported operating loss from continuing operations	$(1,236.5)	$(3,688.4)	$(155.5)	66%	<(100%)
% of Net revenues	(26.2%)	(58.7%)	(2.3%)
Amortization expense	233.1	246.7	244.3	(6%)	1%
Restructuring and other business realignment costs	361.9	203.5	351.0	78%	(42%)
Costs related to acquisition and divestiture activities	157.3	—	76.1	N/A	(100%)
Asset impairment charges	434.0	3,729.0	—	(88%)	N/A
Loss/(gain) on divestitures and sale of brand assets	(111.5)	—	28.6	N/A	(100%)
Total adjustments to reported operating loss	1,074.8	4,179.2	700.0	(74%)	>100%
Adjusted operating (loss) income from continuing operations	$(161.7)	$490.8	$544.5	<(100%)	(10%)
% of Net revenues	(3.4%)	7.8%	8.0%
In fiscal 2020, adjusted operating loss was $161.7 compared to an income of $490.8 in fiscal 2019. These amounts include the impact of a higher base of overhead costs in continuing operations following the decision to divest the Wella Business. Adjusted operating margin decreased to (3.4%) of net revenues in fiscal 2020 as compared to 7.8% in fiscal 2019, primarily driven by reduced net revenues due to the COVID-19 pandemic, higher selling, general and administrative costs as a percentage of net revenues and higher cost of goods sold as a percentage of net revenues.
In fiscal 2019, adjusted operating income was $490.8 from $544.5 in fiscal 2018. Adjusted operating margin decreased to 7.8% of net revenues in fiscal 2019 as compared to 8.0% in fiscal 2018, primarily driven by higher selling, general and administrative costs as a percentage of net revenues, partially offset by cost of goods sold as a percentage of net revenues.
Amortization Expense
In fiscal 2020, amortization expense decreased to $233.1 from $246.7 in fiscal 2019. In fiscal 2020, amortization expense of $75.3, $125.4, $25.0, and $7.4 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. In fiscal 2019, amortization expense of $53.9, $133.3, $24.6, and $34.9 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively.
In fiscal 2019, amortization expense increased to $246.7 from $244.3 in fiscal 2018. In fiscal 2018, amortization expense of $62.0, $125.0, $22.0, and $35.3 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. During fiscal 2020, we paid cash of approximately $210.7 in connection with the execution of the Transformation Plan and our previously announced programs.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In fiscal 2020, we incurred restructuring and other business realignment costs of $361.9, as follows:
•We incurred restructuring costs of $130.2, primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $231.7 primarily related to our Transformation Plan and certain other programs. This amount includes $217.2 reported in selling, general and administrative expenses, primarily
41

related to severance, consulting costs and accelerated depreciation costs; and $14.5 reported in cost of sales in the Consolidated Statement of Operations.
In fiscal 2019, we incurred restructuring and other business structure realignment costs of $203.5, as follows:
•We incurred Restructuring costs of $34.2 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $169.3 primarily related to our Global Integration Activities and certain other programs. Of this amount $159.9 is included in selling, general and administrative expenses and $9.4 is included in cost of sales, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In fiscal 2018, we incurred restructuring and other business structure realignment costs of $351.0, as follows:
•We incurred Restructuring costs of $134.9 primarily related to the Global Integration Activities and 2018 Restructuring Actions, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $216.1 primarily related to our Global Integration Activities and certain other programs. Of this amount $165.6 is included in selling, general and administrative expenses and $50.5 is included in cost of sales.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition- and divestiture-related costs
In fiscal 2020,we incurred $157.3 of acquisition- and divestiture-related costs, of which $19.7 were consulting and legal costs associated with the King Kylie Transaction and the pending transaction with Kim Kardashian West, and $137.6 associated with the Wella Transaction and other contract termination costs.
In fiscal 2019, there were no acquisition or divestiture-related charges incurred.
In fiscal 2018, we incurred $64.2 of costs primarily related to the acquisition of the P&G Beauty Business, the Burberry Beauty Business, and Younique. We also incurred $7.1 of cost related to acquired inventory step-up amortization in connection with the acquisitions of Younique and the Burberry Beauty Business, as well as $4.8 in excess & obsolescence expense on inventory associated with the Burberry Beauty Business acquisition, included in Cost of sales in the Consolidated Statements of Operations.
In all reported periods, all acquisition- and divestiture-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2020, we incurred $434.0 of asset impairment charges primarily due to $329.0 related to indefinite-lived other intangible assets and $105.0 related to goodwill, all reported in Corporate.
In fiscal 2019, we incurred $3,729.0 of asset impairment charges primarily due to: $3,307.5 related to goodwill; $389.8 related to indefinite-lived other intangible assets; $19.7 on finite-lived other intangible assets; and $12.0 related to a Corporate investment recorded during fiscal 2019.
In fiscal 2018, we did not incur any asset impairment charges.
For further detail as to the factors resulting in the asset impairment charges please see Note 12 —Goodwill and Other Intangible Assets, net to the Consolidated Financial Statements.
Loss (Gain) on divestitures and sale of brand assets
In fiscal 2020, we completed the divestiture of Younique resulting in income of $111.5 included in Gain on divestitures and sale of brand assets in the Consolidated Statements of Operations.
In fiscal 2019, we did not incur a loss (gain) on divestitures and sale of brand assets.
In fiscal 2018, we sold certain assets relating to our Playboy and Cerruti fragrance brands and recorded a loss of $28.6.
42

INTEREST EXPENSE, NET
Net interest expense was $242.7, $225.2, and $200.6 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. In fiscal year 2020, the net interest expense was higher due to foreign exchange losses, net of derivative contracts, as compared to gains in fiscal 2019, and lower interest income on bank balances and short-term investments, offset by lower current year interest expense on average debt balances due to lower interest rates. In fiscal 2019, the increased net interest expense was primarily as a result of higher average debt balances.
LOSS ON EARLY EXTINGUISHMENT OF DEBT
We did not incur any losses related to the early extinguishment of debt in fiscal 2020 and in fiscal 2019. In fiscal 2018, we incurred $10.7 in losses related to the write-off of debt discount and deferred financing costs in connection with the refinancing of our credit agreement entered into on October 27, 2017 (the “Coty Credit Agreement”) and the debt facilities available under the Galleria Credit Agreement (the “Galleria Credit Agreement”).
OTHER EXPENSE (INCOME), NET
In fiscal 2020, we incurred $(11.6) of net other income, primarily related to pension curtailment gains as a result of the Transformation plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans, partially offset by changes in the Mandatorily Redeemable Financial Interest (“MRFI”) and other miscellaneous expense.
In fiscal 2019, we incurred $31.8 of net other expense, primarily related to legal and advisory services rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders, changes in the MRFI balance associated with a certain Southeast Asian subsidiary, partially offset by pension curtailment gains as a result of the Global Integration Activities, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans.
In fiscal 2018, we incurred $27.7 of net other expense, primarily related to third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement, and costs related to the change in the MRFI balance primarily associated with a certain Southeast Asian subsidiary, partially offset by curtailment gain triggered by an amendment to a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan.
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2020	2019	2018
(Benefit) for income taxes	$(377.7)	$(54.8)	$(32.2)
Effective income tax rate	25.7%	1.4%	8.2%
The effective income tax rate for fiscal 2020 was 25.7% as compared with 1.4% in fiscal 2019 and 8.2% in fiscal 2018.
The positive effective income tax rate in fiscal 2020 results from reporting losses before taxes and a benefit for income taxes. During fiscal 2020, the Company recorded a benefit of $105.7 for the capital loss generated as a result of the disposition of its investment in Younique.
The positive effective income tax rate in fiscal 2019 includes the impact of the goodwill impairment that is not tax-deductible.
The positive effective income tax rate in fiscal 2018 includes an expense of $123.0 as a result of the Tax Act. This expense is due to the one-time deemed repatriation tax offset by a tax benefit on the revaluation of the Company’s deferred taxes.
The effective rates vary from the blended rate of approximately 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
43

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted (Loss) Income Before Income Taxes and Effective Tax Rates from Continuing Operations:

	Year Ended June 30, 2020			Year Ended June 30, 2019			Year Ended June 30, 2018
(in millions)	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(1,467.6)	$(377.7)	25.7%	$(3,945.4)	$(54.8)	1.4%	$(394.5)	$(32.2)	8.2%
Adjustments to reported operating income (loss) (a) (b)	1,186.3	210.3		4,179.2	123.8		700.0	57.8
Gain on sale of business adjustment (a) (b)	(111.5)	110.5
Other adjustments (b) (c)	(16.3)	(3.1)		11.0	2.3		24.4	6.9
Adjusted (loss) income before income taxes	$(409.1)	$(60.0)	14.7%	$244.8	$71.3	29.1%	$329.9	$32.5	9.9%

(a)See a description of adjustments under “Adjusted Operating (Loss) Income for Coty Inc.”
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
(c) See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net (Loss) Income Attributable to Coty Inc.”
The adjusted effective tax rate was 14.7% compared to 29.1% in the prior-year period. The differences were primarily due to additional foreign uncertain tax positions recorded in the prior period. Cash paid during the years ended June 30, 2020, 2019 and 2018, for income taxes of $123.2, $110.3 and $124.6 represents (30.1)%, 45.1% and 37.8% of Adjusted (loss) income before income taxes for the fiscal year ended, respectively.
NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO COTY INC.
In fiscal 2020, net loss from continuing operations attributable to Coty Inc. was $1,093.9 compared to a loss of $3,905.2 in fiscal 2019. This net loss decrease primarily reflects a lower operating loss in the current year compared to the operating loss in the prior year.
In fiscal 2019, net loss from continuing operations attributable to Coty Inc. was $3,905.2 compared to a loss of $403.3 in fiscal 2018. The net loss increase primarily reflects a higher operating loss in fiscal 2019 compared to the operating loss in fiscal 2018.

44

ADJUSTED NET LOSS ATTRIBUTABLE FROM CONTINUING OPERATIONS TO COTY INC.
We believe that adjusted net (loss) income from continuing operations attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2020	2019	2018	2020/2019	2019/2018
Reported net loss from continuing operations attributable to Coty Inc. to common stockholders	$(1,100.4)	$(3,905.2)	$(403.3)	72%	<(100%)
% of Net revenues	(23.3%)	(62.1%)	(5.9%)
Adjustments to reported operating income (a)	1,074.8	4,179.2	700.0	(74%)	>100%
Adjustments to other expense (income) (b)	(16.3)	11.0	24.4	<(100%)	(55%)
Loss on early extinguishment of debt (c)	—	—	10.7	N/A	(100%)
Adjustments to interest (income) expense (d)	—	—	(1.4)	N/A	100%
Adjustments to noncontrolling interest (e)	(4.6)	(14.7)	(24.0)	69%	39%
Change in tax provision due to adjustments to reported net (loss) income attributable to Coty Inc.	(317.7)	(126.1)	(64.7)	<(100%)	(95%)
Adjusted net (loss) income from continuing operations attributable to Coty Inc. to common stockholders	$(364.2)	$144.2	$241.7	<(100%)	(40%)
% of Net revenues	(7.7%)	2.3%	3.5%
Per Share Data
Adjusted weighted-average common shares
Basic	759.1	751.2	749.7
Diluted	759.1	754.3	753.1
Adjusted net income from continuing operations attributable to Coty Inc. per common share
Basic	$(0.48)	$0.19	$0.32
Diluted	$(0.48)	$0.19	$0.32

(a)See a description of adjustments under “Adjusted Operating (Loss) Income for Coty Inc.”
(b)In fiscal 2020, the Company had gains of $14.6 primarily related to pension curtailment gains as a result of the Transformation plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2019, the Company incurred legal and advisory services of $16.1 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders, partially offset by pension curtailment gains of $5.1 as a result of the Global Integration Activities, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2018, we incurred losses of $24.1 related to the expensing of third-party debt issuance costs incurred in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement, partially offset by pension curtailment gains of $10.4 triggered by an amendment to a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan.
(c)In fiscal 2018, the amount represents the write-off of debt discount and deferred financing costs in connection with the refinancing of the Coty Credit Agreement and Galleria Credit Agreement, included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.
(d)The amount in fiscal 2018 represents one-time gains of $1.4 on short-term forward contracts to exchange euros for U.S. dollars to repay U.S. dollar debt balances outstanding under the Coty Credit Agreement and Galleria Credit Agreement, in connection with the refinancing of those respective agreements in April 2018, included in Interest expense, net in the Consolidated Statements of Operations.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations,
DISCONTINUED OPERATIONS
In fiscal 2020, net revenues from discontinued operations decreased 14%, to $2,020.1 from $2,360.6 in fiscal 2019. The decrease in net revenues primarily reflects lower sales due to the COVID-19 pandemic, relatively mitigated by the online sales of ghd products and Clairol in the retail hair category. Operating income was $218.2 in fiscal 2020 compared to $216.9 in fiscal 2019, due primarily to the asset impairment charges in the prior year and the lower cost of goods sold as a percentage of net
45

revenues in the current year, offset by the higher selling, general and administrative expenses as a percentage of net revenues in the current year, mainly driven by the lower net revenue base due to the COVID-19 pandemic.
In fiscal 2019, net revenues from discontinued operations decreased 8%, to $2,360.6 from $2,556.1 in fiscal 2018. The decrease in net revenues primarily reflects lower sales due to lower shipments to optimize retailer trade inventory levels for certain U.S. customers, impact of the supply chain disruptions, shelf space loss for Clairol, and negative impact of foreign currency exchange translation, partially offset by the success of ghd product launches, and favorable price and mix impact from Wella Professional. Operating income was $216.9 in fiscal 2019 compared to $308.6 in fiscal 2018, due primarily to the asset impairment charges in fiscal 2019, offset by lower selling, general and administrative expenses as a percentage of net revenues and lower cost of goods sold as a percentage of net revenues.

46

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2020. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period. The quarterly financial information has been recast to reflect the presentation of discontinued operations as of June 30, 2020.

	Fiscal 2020 (a)				Fiscal 2019
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2020	2020	2019	2019	2019	2019	2018	2018
Condensed Consolidated Statements of Operations Data:
Net revenues	$560.4	$1,062.5	$1,683.7	$1,411.2	$1,506.2	$1,437.8	$1,848.4	$1,495.5
Gross profit	224.2	601.7	1,051.4	849.3	917.8	881.3	1,123.3	867.0
Restructuring costs	4.7	(8.0)	128.7	4.8	—	2.7	22.3	9.2
Acquisition-and divestiture-related costs	72.0	49.3	36.0	—	—	—	—	—
Asset impairment charges	393.6	40.4	—	—	2,783.2	—	933.3	12.5
Operating (loss) income	(920.5)	(299.5)	(80.5)	64.0	(2,744.4)	11.8	(888.9)	(66.9)
Interest expense, net	57.4	63.8	58.4	63.1	57.1	59.0	56.5	52.6
Loss from continuing operations before income taxes	(962.3)	(363.6)	(140.3)	(1.4)	(2,807.3)	(65.9)	(949.9)	(122.3)
Provision (benefit) for income taxes	(260.7)	(59.8)	(39.0)	(18.2)	(24.2)	(12.4)	(14.3)	(3.9)
Net (loss) income from continuing operations	(701.6)	(303.8)	(101.3)	16.8	(2,783.1)	(53.5)	(935.6)	(118.4)
Net (loss) income from discontinued operations	(76.6)	39.4	84.9	39.5	(16.4)	49.5	(20.4)	108.3
Net (loss) income attributable to Coty Inc.	$(766.3)	$(271.6)	$(21.1)	$52.3	$(2,799.4)	$(12.1)	$(960.6)	$(12.1)
Amounts attributable to Coty Inc. common stockholders:
Net (loss) income from continuing operations attributable to common stockholders	(696.2)	(311.0)	(106.0)	12.8	(2,783.0)	(61.6)	(940.2)	(120.4)
Net (loss) income attributable to common stockholders	$(772.8)	$(271.6)	$(21.1)	$52.3	$(2,799.4)	$(12.1)	$(960.6)	$(12.1)
Per Share Data:
Weighted-average common shares:
Basic	763.3	760.8	758.1	754.2	751.6	751.4	751.1	750.8
Diluted	763.3	760.8	758.1	758.9	751.6	751.4	751.1	750.8
Dividends declared per common share	$—	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Net (loss) income attributable to Coty Inc. per common share:
Basic for Continuing Operations	$(0.91)	$(0.41)	$(0.14)	$0.02	$(3.70)	$(0.08)	$(1.25)	$(0.16)
Diluted for Continuing Operations	$(0.91)	$(0.41)	$(0.14)	$0.02	$(3.70)	$(0.08)	$(1.25)	$(0.16)
Basic for Coty Inc	$(1.01)	$(0.36)	$(0.03)	$0.07	$(3.72)	$(0.02)	$(1.28)	$(0.02)
Diluted for Coty Inc.	$(1.01)	$(0.36)	$(0.03)	$0.07	$(3.72)	$(0.02)	$(1.28)	$(0.02)

(a)Beginning in the second quarter 2020, the financial results exclude the effect of the Younique divestiture. Additionally, beginning in the third quarter of 2020, the financial results include the effect of the King Kylie Transaction.
47

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2020, we had cash and cash equivalents of $308.3 compared with $340.4 at June 30, 2019. Our cash and cash equivalents balances decreased by $32.1 during fiscal 2020 primarily as a result of cash used from operations, expenditures for acquisitions, and dividend payments to shareholders, partially offset by net borrowings from long-term debt and proceeds from the issuance of convertible preferred stock. During fiscal 2020, we decreased our cash held outside of the U.S. by $63.8.
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
We have utilized the cash proceeds from the issuance of convertible preferred shares to KKR Aggregator in order to pay down our revolving credit facility. As specified in our Credit Agreement, cash generated from the divestiture of any businesses during the next year will be utilized to reduce our outstanding debt, other than a maximum of $500.0 that will be used to fund operations.
Our response to the impact of COVID-19
In response to the risks presented by the COVID-19 pandemic, we have been actively implementing a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, including slowing down our production to adjust our inventories, the recently announced temporary compensation reductions for certain executives and for our non-executive board members, hiring and travel restrictions, temporary furloughs for certain employees, using available local government assistance programs to reduce employee costs, and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will actively manage our working capital to support our liquidity needs. Additionally, on May 26, 2020, KKR Aggregator purchased $750.0 of convertible preferred stock in Coty, which provides us with additional liquidity. An additional purchase of $250.0 of convertible preferred stock was completed on July 31, 2020. See additional information in Note 23—Equity and Convertible Preferred Stock and Note 28—Subsequent Events.
Due in part to these measures, our current cash position is favorable; as of June 30, 2020, we had $1,618.1 of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our 2018 Coty Revolving Credit Facility.
While the impact and duration of COVID-19 on our business is currently uncertain, as a result of the cash on hand, our amended debt covenants, our plans to manage expenses and the cash received from KKR Aggregator from the issuance of convertible preferred stock, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets, we will be implementing a plan to reduce our cost base, which does not vary with revenues, by 25%, including an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
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
48

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
See Note 15—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Factoring of Receivables
U.S. Receivables Purchase Agreement
On March 19, 2019, we entered into an Uncommitted Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution, with an aggregate facility limit of $150.0. Eligible trade receivables are purchased by the financial institution for cash at net invoice value less a factoring fee.
European Receivables Purchase Agreement
In September,2019, we entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of our European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €93.0. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
Overall
The net amount utilized under the factoring facilities was $123.1 and $118.3 as of June 30, 2020 and 2019, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $839.8 and $547.9 in fiscal 2020 and 2019, respectively. Remaining balances due from factors amounted to $6.2 and $8.6 as of June 30, 2020 and 2019, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets.
Business Combinations
During fiscal 2020, we entered into purchase agreement with King Kylie, LLC for a base purchase price of $600.0 in cash.
For additional information on our prior period business combinations from fiscal years 2019 and 2018, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Dispositions
During fiscal 2020, we divested the Younique business for $50.0 cash and a secured promissory note with a face value of $27.9.
We did not divest of any brands during fiscal 2019.
49

Cash Flows

	Year Ended June 30,
	2020	2019	2018
Consolidated Statements of Cash Flows Data: (in millions)
Net cash (used in) provided by operating activities	$(50.9)	$639.6	$413.7
Net cash used in investing activities	(833.4)	(454.0)	(687.6)
Net cash provided by (used in) financing activities	877.3	(160.3)	69.3
Net cash (used in) provided by operating activities
Net cash (used in) provided by operating activities was $(50.9), $639.6 and $413.7 for fiscal 2020, 2019 and 2018, respectively.
The decrease in operating activities cash flows of $690.5 from proceeds in fiscal 2019 to outflows in fiscal 2020 is primarily driven by significantly lower cash related operating results of $888.0 resulting from the impact of lower net revenues during the second half of fiscal 2020 due to the COVID-19 pandemic and lower cash flows from changes in other noncurrent assets and liabilities of $31.8. These decreases were only partially offset by positive impacts from the changes in working capital accounts of $229.3 during fiscal 2020 compared to fiscal 2019. Changes in working capital accounts during fiscal 2020 were positively impacted primarily by inflows from changes in accrued expenses and other current liabilities during the current year compared to outflows in the prior year, resulting from less cash payments for restructuring and business realignment programs in the current year as well as current year increase in restructuring accruals for the Transformation Plan. Further, changes in inventories contributed to higher cash inflows period over period of $146.3 driven by an overall decrease in production caused by the shutdowns associated with the COVID-19 pandemic, and the reversal of the prior year impact of supply chain disruptions. Changes in trade receivables also contributed to the year over year increase in cash inflows which is the result of timing of collections and lower net revenues during the second half of fiscal 2020. Partially offsetting the cash inflows from changes in these working capital accounts, changes in accounts payable contributed to higher outflows of $246.2 mainly attributable to lower overall spending.
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
Net cash used in investing activities
Net cash used in investing activities was $(833.4), $(454.0) and $(687.6) for fiscal 2020, 2019 and 2018, respectively.
The increase in cash used for investing activities of $(379.4) in fiscal 2020 as compared with fiscal 2019 is primarily caused by the payment, net of cash acquired of $592.2 for the purchase of 51% of the equity interest of King Kylie, LLC compared to $40.8 of cash used for the purchase of a trademark in the prior year which did not reoccur in the current year. The overall increase in cash used in investing activities was partially offset by lower capital expenditures of $159.2 during fiscal 2020 compared to fiscal 2019 and $25.6 of net cash proceeds from the sale of the Younique business during fiscal 2020.
The decrease in cash used for investing activities of $233.6 in fiscal 2019 as compared to fiscal 2018 primarily relates to higher cash outflows of $237.2 from cash paid in prior year for business combinations including the Burberry Beauty Business for $245.1 and other acquisition related activity of $32.4 compared to cash outflows in the current year of $40.8 for the purchase of a trademark.
Net cash provided by (used in) financing activities
Net cash provided by (used in) financing activities was $877.3, $(160.3) and $69.3 for fiscal 2020, 2019 and 2018, respectively.
50

The increase in cash inflows of $1,037.6 in fiscal 2020 as compared to fiscal 2019 was primarily driven by the fiscal 2020 net proceeds of $724.5 from the issuance and sale of the Company's new Convertible Series B Preferred Stock in connection with the Investment Agreement with KKR. Additionally, the Company had higher net borrowings of $182.7 from its revolving loan facility in fiscal 2020 and a positive impact of $149.3 from lower cash used for dividend payments. Lower cash payments for dividends was primarily due to the Company's Stock Dividend Reinvestment Program, which became available to stockholders in the fourth quarter of fiscal 2019, and the suspension of dividend payments beginning in the fourth quarter of fiscal 2020. Partially offsetting the increase in cash from financing activities, the Company paid $45.0 during the first quarter of fiscal 2020 to purchase the remaining mandatorily redeemable noncontrolling interest in the Company's Southeast Asian subsidiary, which did not occur in the prior year.
The decrease in cash inflows of $229.6 in fiscal 2019 as compared to fiscal 2018 was primarily due to lower net borrowings of $294.8. These decreases were partially offset by cash increases from lower payments for debt issuance costs of $37.7 and lower cash dividend payments of $29.6.
Dividends
On May 8, 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. Shareholders were able to make this election on a quarterly basis, beginning with the dividend declared on May 8, 2019 through the dividend declared on February 5, 2020. The percentage of our total Common Stock for which the shareholders elected to participate in the Stock Dividend Reinvestment Program for the June 28, 2019, September 30, 2019, December 27, 2019 and March 27, 2020 dividend was 68%, 69%, 65% and 63%, respectively.
On April 29, 2020, our Board of Directors has suspended the payment of dividends, in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends through April 1, 2021 or until such later date that we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 4x. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Dividends on the Convertible Series B Preferred Stock are payable in cash, by increasing the amount of accrued dividends with respect to a share of Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company.
For additional information on our dividends, see Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments, which include those associated with our discontinued operations, are presented below as of June 30, 2020.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2021	2022	2023	2024	2025
Long-term debt obligations	$8,155.7	$187.9	$187.9	$4,711.0	$23.6	$2,214.2	$831.1
Interest on long-term debt obligations (a)	1,400.8	255.6	260.9	262.1	225.2	236.8	160.2
Operating lease obligations	465.6	115.1	85.3	60.3	47.8	37.6	119.5
License agreements: (b)
Royalty payments	745.1	145.9	93.2	80.0	70.1	58.2	297.7
Advertising and promotional spend obligations	19.1	2.2	0.6	1.1	1.1	1.7	12.4
Other contractual obligations (c)	383.4	249.4	76.7	33.7	22.4	1.2	—
Other long-term obligations:
Pension obligations (mandated) (d)	65.2	14.8	12.4	12.5	12.7	12.8	—
Total	$11,234.9	$970.9	$717.0	$5,160.7	$402.9	$2,562.5	$1,420.9

51

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $72.8 over the term of our long-term debt.
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
(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial interest arising out of our subsidiaries as discussed in Note 21—Mandatorily Redeemable Financial Interest. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
(d) Represents future contributions to our pension and other postretirement benefit plans over the next five years mandated by local regulations or statutes. Subsequent funding requirements cannot be reasonably estimated as the return on plan assets in future periods, as well as future assumptions are not known.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $170.7 as of June 30, 2020, as we are unable to predict when, or if, any payments would be made. See Note 17—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $79.1 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2020 related to our 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 22—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
The table excludes also excludes $715.8 of preferred stock which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2020 related to the issuance of 750,000 shares of our Convertible Series B Preferred Stock. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 23 – Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency losses of $18.0, $2.7 and $5.2 in fiscal 2020, 2019 and 2018, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net (losses) gains of $(14.8), $7.6 and $8.5 in fiscal 2020, 2019 and 2018, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2020, in the event of a 10.0% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $11.5 decrease in the fair value of the forward contracts. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
52

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
If interest rates had been 10% higher/lower and all other variables were held constant, Loss from continuing operations before income taxes in fiscal 2020 would decrease/increase by $25.2.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $1.9 as of June 30, 2020. Accordingly, management believes risk of material loss under these hedging contracts is remote.
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
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $6.0 and $6.3 and bank guarantees of $45.7 and $97.1 as of June 30, 2020 and 2019, respectively.
Critical Accounting Policies
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, the assessment of goodwill, other intangible and long-lived assets for impairment, business combinations, inventory, and income taxes.
Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represent 3%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2020, 2019 and 2018, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 11%, 9%, and 10% in fiscal 2020, 2019 and 2018, respectively.
53

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
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists for advice. To determine fair value of the reporting unit, we used a combination of the income and market approaches, when applicable. We believe the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
Under the income approach, we determine fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. Under the market approach, when applicable, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, which creates valuation multiples that are applied to the operating performance of the reporting units being tested, to value the reporting unit.
The key estimates and factors used in these approaches include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment, when applicable, as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
There were no impairments of goodwill at our reporting units or of indefinite-lived other intangible assets in fiscal 2018. During fiscal 2019, we recorded total goodwill impairments of $3,307.5. During fiscal 2020, we recorded total goodwill impairments of $105.0, resulting in remaining goodwill balances as of June 30, 2020 of $1,343.5, $1,781.6 and $848.8 in our Americas, EMEA and Asia Pacific reporting units, respectively.
54

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
Based on the annual impairment test performed at May 1, 2020, we determined that the fair values of each of the reporting units exceeded their respective carrying values at that date by approximately 11.3%, 102.0% and 9.0% relating to the Americas, Asia Pacific and EMEA reporting units, respectively. Consequently, there were no goodwill impairment charges recorded as a result of the annual impairment test performed on May 1, 2020. To determine the fair value of the Americas and EMEA reporting units, we have used an average annual revenue growth rate of 2.1% and 2.4% for fiscal 2021 to fiscal 2025, respectively, and a discount rate of 9.75%. The fair value of the Americas and EMEA reporting units would fall below its carrying value if the assumed average annual growth rate for fiscal 2021 to fiscal 2025 fell 35 basis points, respectively, or the discount rate increased by 85 and 70 basis points, respectively.
On June 1, 2020, the Company entered into a definitive agreement with KKR, regarding a strategic transaction for the sale of the Wella Business. A goodwill impairment test should be performed immediately before and after a Company reorganizes its reporting structure if the reorganization would affect the composition of one or more of its reporting units. As a result, we determined that our goodwill should be tested for potential impairment after considering the sale of its Wella Business.
Based on the impairment test performed at June 1, 2020, we determined that the fair values of our Americas and Asia Pacific reporting units exceeded their respective carrying values at that date by approximately 2.4%, and 85.0%, respectively. To determine the fair value of the Americas reporting unit, we have used an average annual revenue growth rate of 2.2% for fiscal 2021 to fiscal 2025, and a discount rate of 9.75%. The fair value of the Americas reporting unit would fall below its carrying value if the assumed average annual growth rate for fiscal 2021 to fiscal 2025 fell 10 basis points, or the discount rate increased by 20 basis points.
For our EMEA reporting unit, we determined that the fair value did not exceed the carrying value, and as such we recorded an asset impairment charge of $105.0 relating to goodwill. The cash flows associated with our EMEA reporting unit were adversely affected by the continuing impacts of the COVID-19 pandemic. Additionally, we noted the fair value of the EMEA reporting unit was adversely impacted due to a loss of synergies from the sale of the Wella Business.
To determine the fair value of our EMEA reporting unit, we used an average annual revenue growth rate of 2.5% for fiscal 2021 to fiscal 2025 and a discount rate of 9.75%. As the EMEA reporting unit was impaired, it has a 0% excess and as such, further material negative trends in its actual and expected business performance or an increase in the discount rate may result in further impairments. If the average annual revenue growth rate for fiscal 2021 to fiscal 2025 declined by 50 basis points it may cause an additional impairment of $485.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $234.0.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the goodwill impairment testing performed during our 2020 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
55

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
The carrying value of our indefinite-lived other intangible assets was $995.5 as of June 30, 2020, and is comprised of trademarks for the following brands: CoverGirl of $327.4, Max Factor of $169.7, Sally Hansen of $161.3, Philosophy of $128.2, Bourjois of $48.7 and other trademarks totaling $160.2.
On May 1, 2018, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required. As a result of the May 1, 2019 annual impairment test, total impairments on indefinite-lived other intangible assets of $389.8 were recorded.
During fiscal 2020, we recorded total impairments on our indefinite-lived other intangible assets of $329.0. The impairment charges were a result of the following impairment tests:
As noted above, during the third quarter of fiscal 2020, the Company was adversely impacted by the COVID-19 global pandemic. This drove a decrease in net revenue, impacting all product categories across the Company, due to the closure of retail malls, professional salons, travel retail channels and certain mass channels. Management concluded that this adverse factor represented an indicator of impairment that warranted an interim impairment test for goodwill and certain other intangible assets. Accordingly, we re-evaluated future cash flows of intangible assets and the impact of a 25 basis point decrease to the discount rate. This resulted in asset impairment charges of $40.4 related to indefinite-lived other intangible assets for our CoverGirl ($26.5), Max Factor ($9.2) and Bourjois ($4.7) trademarks.
As part of the May 1, 2020 annual impairment test, the Company considered several factors that developed during the fourth quarter of fiscal 2020 that led to the conclusion that the fair values of certain indefinite-lived other intangible assets were below their carrying amounts. The continuing impacts of the COVID-19 pandemic was the principle driver of additional impairments. Additionally, we noted the fair values of the indefinite-lived other intangible assets were adversely impacted by a 165 and 190 basis point increase in the discount rate compared to the May 1, 2019 and March 31, 2020 test, respectively. This resulted in additional asset impairment charges of $288.6 primarily related to indefinite-lived other intangible assets for our CoverGirl ($147.0), Max Factor ($68.1), Philosophy ($26.6), and Bourjois ($12.8) trademarks.
Based on results of the test, the fair value of the of the CoverGirl trademark fell below its carrying value using projections that assumed an average annual growth rate of 2.0% for fiscal 2021 to fiscal 2025 and a discount rate of 10.4%. The fair value of the Max Factor trademark fell below its carrying value using projections that assumed an average annual growth rate of 3.0% for fiscal 2021 to fiscal 2025 and a discount rate of 10.4%. The fair value of the Philosophy trademark fell below its carrying value using projections that assumed an average annual growth rate of 4.5% for fiscal 2021 to fiscal 2025 and a discount rate of 10.4%. The fair value of the Bourjois trademark fell below its carrying value using projections that assumed an average annual growth rate of (1.5)% for fiscal 2021 to fiscal 2025 and a discount rate of 10.4%.
As the impaired indefinite-lived intangible assets have a 0% excess, further material negative trends in the actual and expected business performance or an increase in the discount rate may result in further impairments. For instance, with regards to our CoverGirl trademark, our largest impaired indefinite-lived intangible asset, if the average annual revenue growth rate for fiscal 2021 to fiscal 2025 declined by 1% it may cause an additional impairment of $13.1. If the discount rate increased by 0.5%, it may cause an additional impairment of $16.6. With regards to our Max Factor trademark, our second largest impaired indefinite-lived intangible asset, if the average annual revenue growth rate for fiscal 2021 to fiscal 2025 declined by 1% it may cause an additional impairment of $6.7. If the discount rate increased by 0.5%, it may cause an additional impairment of $8.4.
As of May 1, 2020, we determined that the fair value of our Sally Hansen trademark exceeded its carrying value by approximately 0.6% using projections that assumed an average annual revenue growth rate of 0.6% for fiscal 2021 to fiscal 2025 and a discount rate of 10.4%. The fair value of the Sally Hansen trademark would fall below its carrying value if the average annual revenue growth rate decreased by approximately 20 basis points or the discount rate increased by 10 basis points.
56

The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 56% to more than 100%.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the indefinite-lived intangible asset impairment testing performed during our 2020 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the indefinite-lived intangible assets, it is possible changes could occur. As for the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived tradenames for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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
During fiscal 2020, 2019 and 2018, we recorded asset impairment charges of $0.0, $27.8 and $15.6, respectively, primarily relating to the planned disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of our needs. These impairment charges are included in Restructuring costs in the Consolidated Statements of Operations. During fiscal 2020, we recorded asset impairment charges of $16.8 to Property and equipment and $7.8 to Operating lease right-of-use asset, primarily relating to the abandonment of a retail store and software no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
We generally use the following methodologies for valuing our significant acquired intangibles assets:
•Trademarks (indefinite or finite) - We use a relief from royalty method to value trademarks. The key assumptions for the model are forecasted net revenue, the royalty rate, the effective tax rate and the discount rate.
•Customer relationships and license agreements - We use an excess earnings method to value customer relationships. The key assumptions for the model are forecasted net revenue and earnings before interest, taxes, depreciation and
57

amortization (“EBITDA”), the estimated allocation of earnings between different classes of assets, the attrition rate, the effective tax rate and the discount rate.
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
58

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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2020 Proxy Statement.
59

Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2020 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2020 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2020 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
List of documents filed as part of this Report:
(1)Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included herein: See Index on page F-1.
(2)Financial Statement Schedule: See S-1.
(3)All other schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.
(4)List of Exhibits:

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

60

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

2.10
Purchase Agreement, dated as of November 18, 2019, by and among King Kylie Holdings, LLC, KMJ 2018 Irrevocable Trust, Kylie Jenner Inc., King Kylie, LLC, Coty Inc. and solely for the purpose of Section 6.7 and Section 6.13, KKJ 2018 Irrevocable Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020).

2.11
Sale and Purchase Agreement, dated June 1, 2020, by and among Coty Inc., Coty International Holding, B.V. and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 2, 2020).

2.12
Separation Agreement, dated June 1, 2020, by and among Coty Inc., Coty International Holding, B.V., Waves UK Divestco Limited and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020).

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coty Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2020).

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).
4.1
Specimen Class A Common Stock Certificate of the registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on May 28, 2013)

4.2	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2015).
4.3	Certificate of Designations of Preferred Stock, Series A-1, dated February 4, 2019 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2019).
4.4	Certificate of Designations of Preferred Stock, Series B, dated May 26, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020).
4.5
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

4.6	Form of 2026 Dollar notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7	Form of 2023 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.8	Form of 2036 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.9
Stockholders Agreement, dated as of March 17, 2019, by and among JAB Holdings, Parent, Offeror and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9/A filed on March 18, 2019).

4.10	Description of Securities.
61

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

10.9
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

10.10
Amendment No. 2, dated April 29, 2020, to the Amended and Restated Credit Agreement, dated April 5, 2018, by and among Coty Inc., Coty B.V., the other borrowers party thereto from time to time, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on April 30, 2020).

10.11
Transition Services Agreement, effective as of October 1, 2016, by and between The Procter & Gamble Company and Galleria Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016).

10.12	Investment Agreement, dated May 11, 2020, by and between Coty Inc. and KKR Rainbow Aggregator L.P. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 12, 2020).
10.13
Amendment No. 1 to the Investment Agreement, dated June 1, 2020, by and among Coty Inc. and KKR Rainbow Aggregator L.P.(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 1, 2020).

10.14	Registration Rights Agreement, dated as of May 26, 2020, by and among Coty Inc. and KKR Rainbow Aggregator L.P. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 26, 2020).
10.15
Employment Agreement, dated December 10, 2019, between Coty Management B.V. and Pierre-Andre Terisse (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.16
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.17	Employment Agreement, dated June 3, 2020, between Coty Management B.V. and Gordon Von Bretten.†
10.18	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
62

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

10.21	Offer Letter, dated June 20, 2019, between Coty Inc. and Edgar Huber (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†
10.22	Side Letter, dated March 17, 2020, between Coty Inc. and Edgar Huber (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†
10.23	Employment Agreement, dated October 12, 2016 between HFC Prestige International Operations Switzerland sarl and Anne Jaeckin, and the addendum thereo dated May 18, 2020.†
10.24
Employment Agreement, dated October 31, 2019, between Coty Management B.V. and Richard Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020).†

10.25
Amended Employment Agreement, dated June 20, 2019, between Coty SAS and Simona Cattaneo (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.26
Employment Agreement, dated February 27, 2020, between Coty Management B.V. and Fiona Hughes (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.27
Employment Agreement, dated November 12, 2018, between Coty Services UK Limited and Pierre Laubies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 14, 2018).†

10.28
Employment Agreement Letter, dated January 9, 2020, between Coty Management B.V. and Pierre Laubies (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.29
Settlement Agreement, dated February 27, 2020, between Coty Management B.V. and Pierre Laubies (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.30
Side Letter to Settlement Agreement, dated May 5, 2020, between Coty Management B.V. and Pierre Laubies (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.31
Series A-1 Preferred Stock Repurchase Agreement, dated as of February 27, 2020, between Coty Inc., Pierre Laubies and Elmfort Invest B.V. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020)†

10.32	Amendment and Settlement Agreement, dated May 31, 2020, between Coty Management B.V. and Pierre Denis.†
10.33	Settlement Agreement, dated May 30, 2020, between Coty Management B.V. and Giovanni Pieraccione.†
10.34	Separation Agreement, dated May 29, 2020, between Coty Inc. and Daniel Ramos Day.†
10.35
Separation Agreement, dated as of February 1, 2019, between Coty Inc. and Laurent Kleitman (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).†

10.36
Separation Agreement, dated 5 November, 2019, between Coty Services UK Limited and Greerson McMullen (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019).†

10.37
Separation and Termination Agreement, dated as of September 9, 2019, by and between HFC Prestige International Operations Switzerland Sarl and Luc Volatier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019). †

10.38
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.39	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.40
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.41
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on February 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

63

10.42
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.43
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 14, 2013).†

10.44	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.45
Subscription Agreement, dated as of February 16, 2017, between Coty Inc. and Sébastien Froidefond (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.46
Subscription Agreement, dated as of March 27, 2017, between Coty Inc. and Lambertus J.H. Becht (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†

10.47	Amended Form of Elite Subscription and Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.48	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
10.49
Terms and Conditions Performance Stock Options under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.50	Form of Subscription Agreement for Series A-1 Preferred Stock (incorporated by reference to Exhibit 45 to the Company’s Annual Report on Form 10-K filed on August 28, 2019).†
10.51
Terms and Conditions of 2019 Incentive Stock Options under Coty Inc. Equity and Long-Term Incentive plan (incorporated by reference to Exhibit 46 to the Company’s Annual Report on Form 10-K filed on August 28, 2019).†

10.52	Form of Restricted Stock Award Agreement under the Amended and Restated Coty Inc. Equity and Long Term-Incentive Plan†
21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.
†	Exhibit is a management contract or compensatory plan or arrangement.

64

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 27, 2020.

COTY INC.
By:	/s/ Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Operating Officer and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kristin Blazewicz, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
65

Signature	Title	Date

/s/Peter Harf	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 27, 2020
(Peter Harf)
/s/Pierre-André Terisse	Chief Operating Officer/Chief Financial Officer (Principal Financial Officer)	August 27, 2020
(Pierre-André Terisse)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 27, 2020
(Ayesha Zafar)
/s/Beatrice Ballini	Director	August 27, 2020
(Beatrice Ballini)
/s/Sabine Chalmers	Director	August 27, 2020
(Sabine Chalmers)
/s/Joachim Creus	Director	August 27, 2020
(Joachim Creus)
/s/Nancy Ford	Director	August 27, 2020
(Nancy Ford)
/s/Olivier Goudet	Director	August 27, 2020
(Olivier Goudet)
/s/Johannes Huth	Vice Chairman of the Board of Directors	August 27, 2020
(Johannes Huth)
/s/Paul Michaels	Director	August 27, 2020
(Paul Michaels)
/s/Erhard Schoewel	Director	August 27, 2020
(Erhard Schoewel)
/s/Robert Singer	Director	August 27, 2020
(Robert Singer)
/s/Isabelle Parize	Director	August 27, 2020
(Isabelle Parize)
/s/Justine Tan	Director	August 27, 2020
(Justine Tan)

66

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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2020 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2020.
The Company's internal control over financial reporting as of June 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/ Peter Harf	/s/ Pierre-André Terisse
Peter Harf	Pierre-André Terisse
Chairman and Chief Executive Officer	Chief Operating Officer/Chief Financial Officer

August 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2020 of the Company and our report dated August 27, 2020 expressed an unqualified opinion on those financial statements and financial statement schedule.

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
August 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Coty Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Other Indefinite-lived Intangible Assets – Goodwill for the Americas Reporting Unit and Impairment of Europe, Middle East and Africa “EMEA” Reporting Unit’s Goodwill and certain Trademarks – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its’ carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow model and the market approach, when applicable. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to expected revenue growth rates, expected profit margins, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Management assesses goodwill at least annually as of May 1 for impairment, or more frequently, if certain events or circumstances warrant. The goodwill balance was $3,973.9 million as of June 30, 2020, of which $1,343.5 million and $1,781.6 million was allocated to the Americas and EMEA reporting units (the “reporting units”), respectively. During fiscal 2020, the Company recognized goodwill impairment charges of $105.0 million related to the EMEA reporting unit, as the fair value of this reporting unit was lower than its’ carrying value. In addition, the fair value of the Americas reporting unit exceeded its’ carrying value by approximately 2.4%.

The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its’ carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, or more frequently if certain events occur, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty rates and discount rates, especially those related to the CoverGirl, Max Factor and Sally Hansen trademarks (the “trademarks”). Changes in these assumptions could have a significant impact on the fair value of the trademarks, the amount of any impairment charge, or both. As of June 30, 2020, the carrying value of the trademarks was $995.5 million, of which $327.4 million, $169.7 million and $161.3 million related to the CoverGirl, Max Factor and Sally Hansen trademarks, respectively. During fiscal 2020, the Company recognized trademark impairment charges of $329.0 million (mainly related to CoverGirl and Max Factor), as the fair values of the trademarks were lower than their carrying values. In addition, the fair value of the Sally Hansen trademark exceeded its’ carrying value by approximately 0.6%.
Given the significant judgments made by management to estimate the fair values of the reporting units and the difference between the reporting units fair value and carrying value, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation model, particularly the expected revenue growth rates and expected profit margins, and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. In addition, given the significant estimates and assumptions made by management to estimate the fair values of the trademarks, the impairment charges recorded during the year for the trademarks, and the difference between fair value and carrying value for the Sally Hansen trademark, performing audit procedures to evaluate the reasonableness of such estimates and assumptions, particularly the trademarks’ estimated cash flows, and the selection of the royalty and discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the expected revenue growth rates and expected profit margins for the reporting units, estimated cash flows for the trademarks, the selection of the royalty rates for the trademarks, and the selection of the discount rates for the reporting units and the trademarks included the following, among others:
•We tested the effectiveness of controls over goodwill, and indefinite-lived intangible assets, including those over the expected revenue growth rates and expected profit margins for the reporting units, estimated cash flows for the trademarks and the selection of the respective discount and royalty rates.
•We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2020 forecasts with actual results for those months, for the reporting units and the trademarks, respectively.
•We evaluated the reasonableness of management’s expected revenues growth rates and profit margins for the reporting units and estimated cash flows for the trademarks, by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts for the reporting units and the trademarks, including consideration of the effects related to the COVID-19 Pandemic.
•We evaluated the impact of changes in management’s forecasts from the May 1, 2020 annual measurement date to June 30, 2020.
•With the assistance of our fair value specialists, we evaluated the valuation approaches and discount rates for the reporting units and the trademarks, and royalty rates for the trademarks, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the respective discount rates and royalty rates selected by management.
/s/ Deloitte & Touche LLP
New York, New York
August 27, 2020

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2020	2019	2018
Net revenues	$4,717.8	$6,287.9	$6,841.8
Cost of sales	1,991.2	2,498.5	2,718.2
Gross profit	2,726.6	3,789.4	4,123.6
Selling, general and administrative expenses	3,120.0	3,467.9	3,807.1
Amortization expense	233.1	246.7	244.3
Restructuring costs	130.2	34.2	134.9
Acquisition- and divestiture- related costs	157.3	—	64.2
Asset impairment charges	434.0	3,729.0	—
(Gain) loss on divestitures and sale of brand assets	(111.5)	—	28.6
Operating loss	(1,236.5)	(3,688.4)	(155.5)
Interest expense, net	242.7	225.2	200.6
Loss on early extinguishment of debt	—	—	10.7
Other (income) expense, net	(11.6)	31.8	27.7
Loss from continuing operations before income taxes	(1,467.6)	(3,945.4)	(394.5)
Benefit for income taxes on continuing operations	(377.7)	(54.8)	(32.2)
Net loss from continuing operations	(1,089.9)	(3,890.6)	(362.3)
Net income from discontinued operations	87.2	121.0	234.5
Net loss	(1,002.7)	(3,769.6)	(127.8)
Net income attributable to noncontrolling interests	4.7	2.5	2.0
Net (loss) income attributable to redeemable noncontrolling interests	(0.7)	12.1	39.0
Net loss attributable to Coty Inc.	$(1,006.7)	$(3,784.2)	$(168.8)
Amounts attributable to Coty Inc.
Net loss from continuing operations	$(1,093.9)	$(3,905.2)	$(403.3)
Convertible Series B Preferred Stock dividends	(6.5)	—	—
Net loss from continuing operations attributable to common stockholders	(1,100.4)	(3,905.2)	(403.3)
Net income from discontinued operations	87.2	121.0	234.5
Net loss attributable to common stockholders	$(1,013.2)	$(3,784.2)	$(168.8)

(Loss) Earnings per common share
(Loss) from continued operations per common share - basic	$(1.45)	$(5.20)	$(0.54)
(Loss) from continued operations per common share - diluted	$(1.45)	$(5.20)	$(0.54)

Earnings from discontinued operations - basic	$0.12	$0.16	$0.31
Earnings from discontinued operations - diluted	$0.12	$0.16	$0.31

(Loss) per common share - basic	$(1.33)	$(5.04)	$(0.23)
(Loss) per common share - diluted	$(1.33)	$(5.04)	$(0.23)

Weighted-average common shares outstanding:
Basic	759.1	751.2	749.7
Diluted	759.1	751.2	749.7
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2020	2019	2018
Net loss	$(1,002.7)	$(3,769.6)	$(127.8)
Other comprehensive income (loss):
Foreign currency translation adjustment	(379.2)	(113.2)	115.7
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $9.1, $14.0 and $(2.2), respectively	(29.7)	(45.0)	15.2
Pension and other post-employment benefits, net of tax of $(7.3), $17.3 and $1.5, respectively	11.6	(59.3)	17.5
Total other comprehensive (loss) income, net of tax	(397.3)	(217.5)	148.4
Comprehensive (loss) income	(1,400.0)	(3,987.1)	20.6
Comprehensive income attributable to noncontrolling interests:
Net income	4.7	2.5	2.0
Foreign currency translation adjustment	0.1	0.1	0.5
Total comprehensive income attributable to noncontrolling interests	4.8	2.6	2.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net (loss) income	(0.7)	12.1	39.0
Comprehensive loss attributable to Coty Inc.	$(1,404.1)	$(4,001.8)	$(20.9)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$308.3	$340.4
Restricted cash	43.7	40.0
Trade receivables—less allowances of $57.3 and $27.5, respectively	440.1	858.9
Inventories	678.2	860.1
Prepaid expenses and other current assets	411.6	398.2
Current assets held for sale	4,613.1	773.2
Total current assets	6,495.0	3,270.8
Property and equipment, net	1,081.6	1,332.7
Goodwill	3,973.9	4,166.8
Other intangible assets, net	4,372.1	4,531.3
Operating lease right-of-use assets (See Note 16)	371.4	—
Deferred income taxes	362.4	110.4
Other noncurrent assets	72.4	102.5
Noncurrent assets held for sale	—	4,195.5
TOTAL ASSETS	$16,728.8	$17,710.0
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,190.3	$1,583.5
Accrued expenses and other current liabilities	1,111.6	1,188.5
Short-term debt and current portion of long-term debt	188.3	193.8
Current operating lease liabilities (See Note 16)	105.0	—
Income and other taxes payable	33.8	52.9
Current liabilities held for sale	956.7	456.5
Total current liabilities	3,585.7	3,475.2
Long-term operating lease liabilities (See Note 16)	317.4	—
Long-term debt, net	7,892.1	7,469.9
Pension and other post-employment benefits	400.3	447.7
Deferred income taxes	175.1	351.3
Other noncurrent liabilities	334.5	398.0
Noncurrent liabilities held for sale	—	522.7
TOTAL LIABILITIES	12,705.1	12,664.8
COMMITMENTS AND CONTINGENCIES (Note 26)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.8 and 0.8 issued and outstanding, at June 30, 2020	715.8	—
REDEEMABLE NONCONTROLLING INTERESTS	79.1	451.8
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.5 and 9.4 issued and outstanding, at June 30, 2020 and 2019, respectively	—	0.1
Class A Common Stock, $0.01 par value; 1,250.0 and 1,000.0 shares authorized, 830.6 and 819.2 issued and 765.1 and 754.2 outstanding at June 30, 2020 and 2019, respectively	8.3	8.1
Additional paid-in capital	10,447.4	10,620.5
Accumulated deficit	(5,548.6)	(4,541.2)
Accumulated other comprehensive (loss) income	(456.2)	(58.8)
Treasury stock—at cost, shares: 65.5 and 65.0 at June 30, 2020 and 2019, respectively	(1,446.3)	(1,441.8)
Total Coty Inc. stockholders’ equity	3,004.6	4,586.9
Noncontrolling interests	224.2	6.5
Total equity	3,228.8	4,593.4
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$16,728.8	$17,710.0
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(459.2)	$4.4	65.0	$(1,441.8)	$9,314.7	$3.0	$9,317.7	$551.1	$—
Adjustment due to the adoption of ASU 2016-09						8.3				8.3		8.3
Balance as adjusted —July 1, 2017	4.2	$—	812.9	$8.1	$11,203.2	$(450.9)	$4.4	65.0	$(1,441.8)	$9,323.0	$3.0	$9,326.0	$551.1	$—
Issuance of Preferred Stock	1.0	—								—		—
Cancellation of Preferred Stock	(0.2)	—								—		—
Exercise of employee stock options and restricted stock units and related tax benefits			2.9	—	22.6					22.6		22.6
Shares withheld for employee taxes					(3.6)					(3.6)		(3.6)
Share-based compensation expense					31.5					31.5		31.5
Dividends ($0.500 per common share)					(377.6)					(377.6)		(377.6)
Net income (loss)						(168.8)				(168.8)	2.0	(166.8)	39.0
Other comprehensive income							147.9			147.9	0.5	148.4
Adjustment due to the adoption of ASU 2018-02						(6.5)	6.5			—		—
Distribution to noncontrolling interests, net										—		—	(54.3)
Dilution of redeemable noncontrolling interest due to additional contribution					17.0					17.0		17.0	(17.0)
Additional redeemable noncontrolling interests due to employee grants					(7.4)					(7.4)		(7.4)	7.4
Proceeds from redeemable noncontrolling interests										—		—	0.2
Adjustment of redeemable noncontrolling interests to redemption value					(134.9)					(134.9)		(134.9)	134.9
BALANCE—June 30, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3	$—
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3	$—
Revised Adjustment due to the adoption of ASU No. 2016-16						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606						(18.2)				(18.2)		(18.2)
BALANCE as adjusted—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3	$—
Issuance of Preferred Stock	7.9	0.1			0.7					0.8		0.8
Cancellation of Preferred Stock	(3.5)	—								—		—
Exercise of employee stock options and restricted stock units			1.0	—	5.2					5.2		5.2
Shares withheld for employee taxes					(1.4)					(1.4)		(1.4)
Share-based compensation expense					16.9					16.9		16.9
Dividends declared - Cash and Other ($0.500 per common share)					(347.5)					(347.5)		(347.5)
Dividends settled in Shares of Class A Common Stock			2.4	—	30.6					30.6		30.6
Dividends declared - Stock ($0.125 per Common Share)					(30.6)					(30.6)		(30.6)
Net income (loss)						(3,784.2)				(3,784.2)	2.5	(3,781.7)	12.1
Other comprehensive loss							(217.6)			(217.6)	0.1	(217.5)
Distribution to noncontrolling interests, net										—	(1.6)	(1.6)	(26.8)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					(0.6)					(0.6)		(0.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					196.4					196.4		196.4	(196.4)
BALANCE—June 30, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASC 842 (See Note 2)						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	0.1	819.2	8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Issuance of Preferred Stock										—		—		709.3
Cancellation of Preferred Stock	(7.9)	(0.1)			(0.6)					(0.7)		(0.7)
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Issuance of Restricted Stock			2.0	—						—		—
Exercise of employee stock options and restricted stock units			1.4	—	2.7					2.7		2.7
Share-based compensation expense					31.8					31.8		31.8
Dividends declared - Cash and Other ($0.375) per common share					(196.3)					(196.3)		(196.3)
Shares withheld for employee taxes					(5.3)					(5.3)		(5.3)
Dividends declared - Stock					(88.9)					(88.9)		(88.9)
Dividends settled in Shares of Class A Common Stock			8.0	0.2	88.9					89.1		89.1
Dividends accrued - Convertible Series B Preferred Stock					(6.5)					(6.5)		(6.5)		6.5
Net income (loss)						(1,006.7)				(1,006.7)	4.7	(1,002.0)	(0.7)
Other comprehensive loss							(397.4)			(397.4)	0.1	(397.3)
Distribution to noncontrolling interests, net										—		—	(16.7)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Noncontrolling interest due to transaction (See Note 4)										—	212.9	212.9
Adjustment of redeemable noncontrolling interests to redemption value					(5.1)					(5.1)		(5.1)	5.1
BALANCE—June 30, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,002.7)	$(3,769.6)	$(127.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	716.5	736.0	737.0
Non-cash lease expense	104.5	—	—
Asset impairment charges	434.0	3,851.9	—
Deferred income taxes	(342.7)	(175.7)	(101.7)
Provision for bad debts	55.4	11.6	24.0
Provision for pension and other post-employment benefits	15.9	29.5	32.4
Share-based compensation	29.8	14.8	30.6
(Gain) loss on divestiture and sale of brand assets	(111.5)	—	28.6
Loss on impairment of long-lived assets	24.6	27.8	15.6
Loss on early extinguishment of debt	—	—	10.7
Foreign exchange effects	30.5	(4.2)	(16.8)
Other	39.6	47.3	(0.1)
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	424.5	344.9	(79.6)
Inventories	124.4	(21.9)	(60.0)
Prepaid expenses and other current assets	25.9	11.5	(107.6)
Accounts payable	(373.5)	(127.3)	159.5
Accrued expenses and other current liabilities	(36.3)	(378.1)	(22.5)
Operating lease liabilities	(106.6)	—	—
Income and other taxes payable	(46.1)	66.4	(83.2)
Other noncurrent assets	0.8	24.5	(17.9)
Other noncurrent liabilities	(57.9)	(49.8)	(7.5)
Net cash (used in) provided by operating activities	(50.9)	639.6	413.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(267.4)	(426.6)	(446.4)
Payment for business combinations and asset acquisitions, net of cash acquired	(592.2)	(40.8)	(278.0)
Proceeds from sale of business, net of cash disposed	25.6	—	—
Proceeds from sale of long term assets, including assets under restructuring programs	0.6	13.4	36.8
Net cash used in investing activities	(833.4)	(454.0)	(687.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments of) proceeds from short-term debt, original maturity less than three months	(4.3)	(21.3)	21.0
Proceeds from revolving loan facilities	4,681.3	2,183.3	3,185.5
Repayments of revolving loan facilities	(4,044.4)	(1,729.1)	(3,643.2)
Proceeds from term loans and other long term debt	—	—	7,467.2
Repayments of term loans and other long term debt	(186.4)	(189.8)	(6,492.6)
Dividend payments	(196.9)	(346.2)	(375.8)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	2.7	5.9	22.6
Payments for purchases of Class A Common Stock held as Treasury Stock	(4.5)	—	—
Proceeds from issuance of Convertible Series B Preferred Stock	724.5	—	—
Net proceeds (payments) for foreign currency contracts	0.2	(0.4)	12.4

Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(24.5)	(38.1)	(66.4)
Purchase of remaining mandatorily redeemable financial interest	(45.0)	—	—
Payment of debt issuance costs	(14.2)	(17.4)	(55.1)
All other	(11.2)	(7.2)	(6.3)
Net cash provided by (used in) financing activities	877.3	(160.3)	69.3
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21.4)	(7.1)	(3.9)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28.4)	18.2	(208.5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	380.4	362.2	570.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$352.0	$380.4	$362.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$280.6	$290.7	$242.8
Cash received during the period for settlement of interest rate swaps	—	43.2	—
Cash paid during the year for income taxes, net of refunds received	123.2	110.3	124.6
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$76.7	$109.2	$158.8
Non-cash contingent consideration for business combination	—	—	8.3
Non-cash Common Stock dividend	88.9	30.6	—
Non-cash Preferred Stock dividend	6.5	—	—
Accrued fees related to the issuance of Convertible Series B Preferred Stock	15.2	—	—

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
During the three months ended March 31, 2020, the Company’s chief operating decision maker (“CODM”) changed the reporting structure used to allocate resources amongst its regional commercial business units, and accordingly, the Company recast its segment results. See Note 5—Segment Reporting for information on the Company’s segments.
On June 1, 2020, the Company entered into a definitive agreement with KKR, regarding a strategic transaction for the sale of Coty’s Professional and retail hair business, including the Wella, Clairol, OPI and ghd brands, together, the “Wella Business”, valuing the businesses at $4,300.0 on a cash- and debt-free basis. KKR will own 60% of this separately managed entity and Coty will own the remaining 40%. As a result of the above mentioned agreement, the Company’s financial statements present the Wella Business to be sold as discontinued operations and the related assets and liabilities as held for sale. Additionally, the Company recast its segment results due to the discontinued operations presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying financial statements of the Company are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform with current year presentation for amounts related to segment reporting (see Note 5); assets and liabilities held for sale; and discontinued operations (see Note 3).
The Company also consolidates majority-owned entities in the United States of America, United Arab Emirates, Kingdom of Saudi Arabia, and South Korea where the Company has the ability to exercise controlling influence. Ownership interests of noncontrolling parties are presented as mandatorily redeemable financial interests, noncontrolling interests or redeemable noncontrolling interests, as applicable.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the assessment of goodwill, other intangible assets and long-lived assets for impairment, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2020 and June 30, 2019, the Company had restricted cash of $43.7 and $40.0, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balance as of June 30, 2020 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2020. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.
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
Property and Equipment and Other Long-lived Assets
Property and equipment is stated at cost less accumulated depreciation or amortization. The cost of renewals and betterments is capitalized and depreciated. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment that is disposed of through sale, trade-in, donation, or scrapping is written off, and any gain or loss on the transaction, net of costs to dispose, is recorded in Selling, general and administrative expense. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
Buildings	20-40 years
Marketing furniture and fixtures	3-5 years
Machinery and equipment	2-15 years
Computer equipment and software	2-5 years
Property and equipment under finance leases and leasehold improvements	Lesser of lease term or economic life
Intangible assets with finite lives are amortized principally using the straight-line method over the following estimated useful lives:

Description	Estimated Useful Lives
License agreements	2-34 years
Customer relationships	2-28 years
Trademarks	2-30 years
Product formulations and technology	2-28 years
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
Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units. To determine fair value of the reporting unit, the Company uses a combination of the income and market approaches, when applicable. Under the income approach, fair value is determined using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. Under the market approach, when applicable, information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units is utilized to create valuation multiples that are applied to the operating performance of the reporting units being tested, to value the reporting unit. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. The Company adopted this ASU and its related amendments as of July 1, 2019 using the modified retrospective method. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the notes to the financial statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Consolidated Balance Sheets. The adoption resulted in a cumulative-effect adjustment to retained earnings of approximately $0.7.
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
The Company has made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets. However, the Company will recognize these lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. The Company has chosen to apply this accounting policy across all classes of underlying assets. Additionally, upon adoption, the Company utilized a discount rate to determine the present value of the lease payments based on information available as of July 1, 2019.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On July 1, 2019, the Company recognized a lease liability of $617.8 and a corresponding ROU asset of $551.3, including the reclassification of approximately $66.4 of unamortized lease incentives and lease loss liabilities, upon the adoption of this standard, with minimal impact on the Consolidated Statements of Operations.
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of our customers, store closings by retailers, changes in the retail environment, and our decision to continue to support new and existing brands. Returns represented 3%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2020, 2019 and 2018, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 11%, 9%, and 10% in fiscal 2020, 2019 and 2018, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company accounts for certain customer store fixtures as other assets. Such fixtures are amortized using the straight-line method over the period of 3 to 5 years as a reduction of revenue.
For the presentation of the Company’s revenues disaggregated by segment and product category see Note 5—Segment Reporting.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include advertising and promotional costs and research and development costs. Also included in Selling, general and administrative expenses are share-based compensation, certain warehousing fees, manufacturing fixed costs, personnel and related expenses, rent on operating leases, and professional fees.
Advertising and promotional costs are expensed as incurred and totaled $1,343.7, $1,595.5 and $1,836.5 in fiscal 2020, 2019 and 2018, respectively. Included in advertising and promotional costs are $127.9, $120.4, and $113.0 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2020, 2019 and 2018, respectively. Research and development costs are expensed as incurred and totaled $93.4, $98.5 and $108.1 in fiscal 2020, 2019 and 2018, respectively.
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
The fair value of stock options is determined using the Black-Scholes valuation model using the assumptions discussed in Note 24—Share-Based Compensation Plans. The fair value of RSUs is determined on the date of grant based on the Company’s stock price.
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
The fair value of Series A and Series A-1 Preferred Stock is determined using the binomial valuation model and the weighted-average assumptions discussed in Note 24—Share-Based Compensation Plans.
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
Costs for real estate consolidation are recognized based on the type of cost, and the expected future use of the facility. For locations where the Company does not expect to sub-lease the property, the amortization of any right-of-use asset is accelerated from the decision date to the cease use date. For locations where the Company expects to sub-lease the properties subsequent to its vacating the property, the right-of-use asset is reviewed for potential impairment at the earlier of the cease use date or the date a sub-lease is signed. To determine the amount of impairment, the fair value of the right-of-use asset is determined based on the present value of the estimated net cash flows related to the property. Contractual costs outside of the right-of-use asset are recognized based on the net present value of expected future cash outflows for which the Company will not receive any benefit. Such amounts are reliant on estimates of future sub-lease income to be received and future contractual costs to be incurred.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Charges for accelerated depreciation are recognized on long-lived assets that will be taken out of service before the end of their normal service life, in which case depreciation estimates are revised to reflect the use of the asset over its shortened useful life. All other costs are recognized as incurred.
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
The Company generally uses the following methodologies for valuing our significant acquired intangibles assets:
•Trademarks (indefinite or finite) - The Company uses a relief from royalty method to value trademarks. The key assumptions for the model are forecasted net revenue, the royalty rate, the effective tax rate and the discount rate.
•Customer relationships and license agreements - The Company uses an excess earnings method to value customer relationships and license agreements. The key assumptions for the model are forecasted net revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), the estimated allocation of earnings between different classes of assets, the attrition rate, the effective tax rate and the discount rate.
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
Derivative Instruments and Hedging Activities
Refer to Note 20—Derivative Instruments for the Company’s policies for Derivative Instruments and Hedging Activities.
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses of $18.0, $2.7 and $5.2 in fiscal 2020, 2019 and 2018, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net (losses)/gains of $(14.8), $7.6 and $8.5 in fiscal 2020, 2019 and 2018, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Recently Adopted Accounting Pronouncements
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lease assets and liabilities to be recorded on the balance sheet. On July 1, 2019, we adopted Topic 842, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases above and Note 16 - Leases.
See Note 16 for further information related to Leases.
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2018-13	Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	Fiscal 2021 with early adoption permitted.	The FASB issued authoritative guidance that modifies the disclosure requirements by removing, modifying and adding disclosures related to fair value measurements. Adoption of this guidance will impact disclosures only and will not have an impact on the Company’s financial position or results of operations.
2018-14	Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Fiscal 2021 with early adoption permitted.	The FASB issued authoritative guidance that modifies the disclosure requirements by removing, modifying and clarifying disclosures related to defined benefit plans. Adoption of this guidance will impact disclosures only and will not have an impact on the Company’s financial position or results of operations.
2016-13 2018-19	Measurement of Credit Losses on Financial Instruments	Fiscal 2021 with early adoption permitted.	The FASB issued authoritative guidance, which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The adoption of this standard will not have a material impact on the Company’s financial position or results of operations.
2019-12	Income Taxes	Fiscal 2022	In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves the consistency in the application of GAAP for areas of Topic 740 by clarifying and amending existing guidance. The amendment will be effective for the Company in fiscal 2022 with early adoption permitted.

The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with KKR Bidco, regarding a strategic transaction for the sale of Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, the “Wella Business”), valuing the businesses at $4,300.0 on a cash- and debt-free basis. KKR will own 60% of this separately managed business and Coty will own the remaining 40%. The transaction is expected to close during the first half of fiscal 2021.
On June 1, 2020, the Company and KKR Bidco also entered into a Separation Agreement, which sets forth the terms and conditions on which the Wella Business will be separated from the Company.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella transaction are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Wella Business assets and liabilities which will be included in the sale are presented as assets and liabilities held for sale in the Consolidated Balance Sheets. The Professional business historically comprised the Professional Beauty reportable segment and the Retail Hair business was historically included in the Americas, EMEA and Asia Pacific reportable segments.
The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

	Year Ended June 30,
	2020	2019	2018
Net revenues	$2,020.1	$2,360.6	$2,556.1
Cost of sales	689.7	808.0	889.7
Gross profit	1,330.4	1,552.6	1,666.4
Selling, general and administrative expenses	1,009.2	1,096.0	1,211.0
Amortization expense	95.5	106.8	108.5
Restructuring costs	7.5	10.0	38.3
Asset impairment charges	—	122.9	—
Operating income	218.2	216.9	308.6
Interest expense, net(a)	49.7	50.6	64.4
Other (income) expense, net	(0.9)	(1.0)	2.2
Income from discontinued operations before income taxes	169.4	167.3	242.0
Income tax on discontinued operations	82.2	46.3	7.5
Net income from discontinued operations	$87.2	$121.0	$234.5
(a) Interest expense was allocated to the discontinued operations due to a requirement in our Credit Agreement that cash generated from the divestiture of any businesses during the next nine months will be utilized to reduce our debt, other than a maximum of $500.0 that will be used to fund operations.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Year Ended June 30,
	2020	2019	2018
NON-CASH OPERATING ITEMS
Depreciation and amortization	$131.8	$157.5	$161.5
Goodwill and intangible asset impairment charges	—	123.0	—
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$24.7	$44.1	$68.8

The major components of assets and liabilities of the Wella Business held for sale are provided below. The assets and liabilities held for sale will evolve up to the closing date for normal operational changes as well as contractual adjustments including the finalization of local implementation agreements impacting the separation of the Wella Business in various countries.

	Year Ended June 30,
	2020(a)	2019
ASSETS
Trade receivables	$168.0	$302.3
Inventories	269.2	293.2
Prepaid expenses and other current assets	134.9	177.7
Property and equipment, net	241.3	268.0	(b)
Goodwill	874.8	907.1	(b)
Other intangible assets, net	2,770.4	2,891.0	(b)
Operating lease right of use asset	73.4	—	(b)
Deferred income taxes	25.5	82.3	(b)
Other noncurrent assets	55.6	47.1	(b)
Total current assets held for sale	4,613.1	773.2
Total noncurrent assets held for sale	—	4,195.5
TOTAL ASSETS HELD FOR SALE	$4,613.1	$4,968.7

LIABILITIES
Accounts payable	$128.3	$149.2
Accrued expenses and other current liabilities	236.4	295.3
Current operating lease liabilities	17.2	—
Income and other taxes payable	15.8	12.0
Long-term operating lease liabilities	65.9	—
Noncurrent deferred tax liabilities	324.8	347.6	(b)
Pension and other post-employment benefits	140.8	145.8	(b)
Other noncurrent liabilities	27.5	29.3	(b)
Total current liabilities held for sale	956.7	456.5
Total noncurrent liabilities held for sale	—	522.7
TOTAL LIABILITIES HELD FOR SALE	$956.7	$979.2

(a) The Company expects that the transaction will close in the first half of fiscal 2021. As such, for the period ended June 30, 2020, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.
(b) Amounts as of June 30, 2019, are reflected as part of the noncurrent assets and liabilities held for sale.

4. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
King Kylie Transaction
On November 18, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with King Kylie, LLC ("King Kylie"), a Delaware limited liability company, and the other parties listed as signatories to the Purchase Agreement (the “Seller Group Parties”), to build and further expand King Kylie’s brands globally. Pursuant to the Purchase Agreement, on January 6, 2020, the Company acquired 51% of the equity interests in King Kylie from the applicable Seller Group Parties for a base purchase price of $600.0 in cash. In addition, as contemplated by the Purchase Agreement, the Company entered into a Collaboration Agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the right and license to manufacture, advertise, promote, distribute and sell certain products of King Kylie and use certain intellectual property owned by or licensed to King Kylie in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company estimated the preliminary fair value of acquired assets, liabilities and noncontrolling interest as of the date of acquisition based on information currently available. The preliminary fair values are substantially complete, with the exception of primarily accrued expenses and goodwill. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments are recognized.
The following table summarizes the estimated allocation of the purchase price to the net assets as of the January 6, 2020 acquisition date:

	Estimated fair value (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.8	$—	$7.8
Receivables	2.2	(1.2)	1.0
Inventories	2.5	—	2.5
Property, plant and equipment	3.6	—	3.6
Collaboration agreement	369.0	—	369.0	20
License agreement	280.0	—	280.0	20
Customer relationships	27.0	—	27.0	1.5
Goodwill	127.4	1.2	128.6	Indefinite
Net other liabilities	(6.6)	—	(6.6)
Total value	$812.9	$—	$812.9

Noncontrolling interest	212.9		212.9
Total purchase price	$600.0		$600.0

(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.
(b) The Company recorded measurement period adjustments in the fourth quarter of fiscal 2020 to certain working capital accounts as a result of obtaining new facts and circumstances that existed at the acquisition date.
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
For the fiscal year ended June 30, 2020, net revenues and net loss of King Kylie included in the Company’s Consolidated Statements of Operations were $52.0 and $11.7, respectively. Net income for the fiscal year ended June 30, 2020 was impacted by the amortization of certain asset values based on the estimated fair values of the acquired assets as determined during the initial purchase accounting, such as the amortization of finite-lived intangibles. This amortization impacted the net income for the fiscal year ended June 30, 2020 by $24.4.
Burberry Beauty Business Acquisition
On October 2, 2017, the Company acquired the exclusive global license rights and other related assets for the Burberry Limited (“Burberry”) prestige fragrances, cosmetics and skincare business (the “Burberry Beauty Business”). The Burberry Beauty Business acquisition further strengthens the Company’s position in the global prestige beauty industry. Total purchase consideration, after post-closing adjustments, was £191.7, the equivalent of $256.3, at the time of closing. Included in the purchase price was cash consideration of £183.3, the equivalent of $245.1, at the time of closing, in addition to £8.4, the equivalent of $11.2, of estimated contingent consideration, at the time of closing.
From the date of acquisition through the end of fiscal 2020, the Company made all contingent payments and has no further contractual obligation to make future payments.

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
Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Burberry Beauty Business products into the Company’s existing sales channels. Goodwill of $6.2, $9.2, and $3.9 is allocated to the Americas, EMEA, and Asia Pacific segments, respectively. Goodwill includes amounts related to discontinued operations of $6.2. The allocation of goodwill to the segments were due to the reduction in corporate and regional overhead allocated to these segments due to the addition of the Burberry Beauty Business acquisition.
The business combinations mentioned above were not significant to our operating results individually or in aggregate, and thus pro forma results are not presented.
Business Divestitures
Younique
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9. During the fiscal year June 30, 2020, the Company recorded a final pre-tax gain of $111.5 resulting from the sale. The final pre-tax gain is included in (Gain) loss on divestitures and sale of brand assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
Younique’s operations are included within Other and its results of operations through the Closing Date are included in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
5. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
During the three months ended March 31, 2020, the Company's CODM changed the reporting structure used to allocate resources from the previous category focused organizational structure that included three operating and reportable segments: Luxury, Consumer Beauty and Professional Beauty, to a structure based on regional commercial business units.
Due to discontinued operations presentation, the Company’s three remaining segments for its continuing operations are: Americas, EMEA, and Asia Pacific, excluding the discontinued retail hair operations in each segment. The change in

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
profitability of each of the remaining segments is due to the reallocation of certain shared costs, which were previously allocated to the Professional Beauty division and the discontinued retail hair operations, to the remaining segments comprising continuing operations. Americas, EMEA, and Asia Pacific include the businesses focused on prestige fragrances, prestige skin care, prestige cosmetics, mass color cosmetics, mass fragrance, mass skin care and body care, and are supported by central marketing teams.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes restructuring and realignment costs, costs related to acquisition and divestiture activities and impairments of long lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. The results of Younique, LLC ("Younique") are included in "Other." See Note 4—Business Combinations, Asset Acquisitions and Divestitures for information on Younique and the divestiture, which was completed on September 16, 2019. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 12—Goodwill and Other Intangible Assets, net.

	Year Ended June 30,
SEGMENT DATA	2020	2019	2018
Net revenues:
Americas	$1,771.0	$2,248.9	$2,399.3
EMEA	2,308.6	2,909.7	3,250.7
Asia Pacific	582.7	771.1	758.7
Other	55.5	358.2	433.1
Total	$4,717.8	$6,287.9	$6,841.8
Depreciation and amortization:
Americas	$227.4	$188.4	$192.6
EMEA	276.0	272.0	271.0
Asia Pacific	69.5	63.3	56.3
Other	11.8	54.8	55.5
Total	$584.7	$578.5	$575.4
Operating (loss) income from continuing operations
Americas	$(164.8)	$(1,474.5)	$45.6
EMEA	(248.4)	(1,344.1)	131.4
Asia Pacific	(74.0)	(253.1)	52.7
Other	(10.9)	(18.6)	70.1
Corporate	(738.4)	(598.1)	(455.3)
Total	$(1,236.5)	$(3,688.4)	$(155.5)
Reconciliation:
Operating (loss) income from continuing operations	$(1,236.5)	$(3,688.4)	$(155.5)
Interest expense, net	242.7	225.2	200.6
Loss on early extinguishment of debt	—	—	10.7
Other (income) expense, net	(11.6)	31.8	27.7
Loss from continuing operations before income taxes	$(1,467.6)	$(3,945.4)	$(394.5)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As of June 30,
Long-lived assets:	2020	2019
U.S.	$3,340.5	$2,897.7
Switzerland	3,690.9	4,379.4
Brazil	494.0	712.4
All other	1,902.2	2,041.3
Total	$9,427.6	$10,030.8
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2020, 2019 and 2018. The United States had net revenues of $1,159.3, $1,470.5 and $1,595.4 in fiscal 2020, 2019 and 2018, respectively.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.
No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2020, 2019 and 2018 or are otherwise deemed significant.
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues for continuing operations:

	Year Ended June 30,
PRODUCT CATEGORY	2020	2019	2018
Fragrances	55.5%	54.4%	50.6%
Color Cosmetics	31.1%	32.2%	35.3%
Skin & Body Care	13.0%	13.0%	13.8%
Hair Care	0.4%	0.4%	0.3%
Total	100.0%	100.0%	100.0%

6. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $19.7, nil and $64.2 for the fiscal years ended 2020, 2019 and 2018, respectively, which have been recorded in Acquisition- and divestiture-related costs in the Consolidated Statements of Operations. Acquisition-related costs incurred during the fiscal year ended 2020 were primarily related to the King Kylie Transaction and the pending transaction with Kim Kardashian West. Acquisition- related costs incurred during the fiscal year ended 2018 were primarily related to the P&G Beauty Business acquisition.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, we include write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $137.6, nil and nil for the fiscal 2020, 2019 and 2018, respectively. Divestiture-related costs incurred during the fiscal 2020 were primarily related to the definitive agreement with KKR regarding the strategic transaction for the sale of the Wella Business. See Note 1—Description of Business for information on the strategic transaction.
These costs have been recorded in Acquisition and divestiture-related costs in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
7. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2020, 2019 and 2018 are presented below:

	Year Ended June 30,
	2020	2019	2018
Turnaround Plan	$165.2	$—	$—
Global Integration Activities	(23.9)	28.5	106.5
2018 Restructuring Actions	(3.0)	16.8	68.4
Other Restructuring	(0.6)	(1.1)	(1.7)
Total	137.7	44.2	173.2
Expense reclassified to discontinued operations	(7.5)	(10.0)	(38.3)
Total Restructuring Expense	$130.2	$34.2	$134.9
Turnaround/Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Over the next 3 fiscal years, the Company expects to incur approximately $170.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
Of the expected costs, the Company has incurred cumulative restructuring charges of $165.2 related to approved initiatives through June 30, 2020, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$159.8	$(1.1)	$6.5	$165.2
The related liability balance and activity of restructuring costs for the Turnaround Plan are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs(a)	Total Program Costs
Balance—July 1, 2019	$—	$—	$—	$—
Restructuring charges	181.4	(1.1)	6.5	186.8
Payments	(28.4)	—	(4.3)	(32.7)
Changes in estimates	(21.6)	—	—	(21.6)
Non-cash utilization	—	1.1	—	1.1
ASC 842 adoption adjustment	—	—	(1.5)	(1.5)
Effect of exchange rates	1.7	—	—	1.7
Balance—June 30, 2020	133.1	—	0.7	133.8
Liability reclassified to held for sale	(1.2)	—	—	(1.2)
Balance—June 30, 2020	$131.9	$—	$0.7	$132.6

The Company currently estimates that the total remaining accrual of $132.6 will result in cash expenditures of approximately $110.1, $22.1 and $0.4 in fiscal 2021, 2022 and thereafter, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Global Integration Activities
In connection with the acquisition of the P&G Beauty Business, the Company has, and anticipates, that it will continue to incur restructuring and related costs aimed at integrating and optimizing the combined organization (“Global Integration Activities”).
Of the expected costs, the Company has incurred cumulative restructuring charges of $476.1 related to approved initiatives through the fiscal year ended June 30, 2020, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total (a)
Fiscal 2017	$333.9	$22.4	$4.6	$4.1	$365.0
Fiscal 2018	67.5	19.3	14.3	5.4	106.5
Fiscal 2019	(6.0)	4.5	27.8	2.2	28.5
Fiscal 2020	(18.3)	(5.5)	—	(0.1)	(23.9)
Cumulative through June 30, 2020	$377.1	$40.7	$46.7	$11.6	$476.1
The related liability balance and activity for the Global Integration Activities restructuring costs are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$53.7	$11.7	$1.6	$67.0
ASC 842 adoption adjustment	—	—	(1.5)	(1.5)
Payments	(25.2)	(3.4)	—	(28.6)
Change in estimates	(18.3)	(5.5)	(0.1)	(23.9)
Effect of exchange rates	(0.3)	—	—	(0.3)
Balance—June 30, 2020	9.9	2.8	—	12.7
Liability reclassified as held for sale	(0.8)	(1.5)	—	(2.3)
Balance—June 30, 2020	$9.1	$1.3	$—	$10.4
The Company currently estimates that the total remaining accrual of $10.4 will result in cash expenditures of approximately $7.7, $0.5 and $2.2 in fiscal 2021, 2022 and thereafter, respectively.
2018 Restructuring Actions
During fiscal 2018, the Company began evaluating initiatives to reduce fixed costs and enable further investment in the business (“the 2018 Restructuring Actions”).

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Of the expected costs, the Company incurred cumulative restructuring charges of $82.2 related to approved initiatives through the fiscal year ended June 30, 2020, primarily related to role eliminations in Europe and North America, which have been recorded in Corporate. The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Third-Party Contract Terminations	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2018	$63.5	$0.2	$1.3	$3.4	$68.4
Fiscal 2019	15.4	(0.1)	—	1.5	16.8
Fiscal 2020	(3.0)	—	—	—	(3.0)
Cumulative through June 30, 2020	$75.9	$0.1	$1.3	$4.9	$82.2
The related liability balance and activity of restructuring costs for the 2018 Restructuring Actions are presented below:

	Severance and Employee Benefits	Third-Party Contract Terminations	Other Exit Costs	Total Program Costs
Balance—July 1, 2019	$15.5	$0.1	$1.5	$17.1
ASC 842 adoption adjustment	—		(1.2)	(1.2)
Payments	(9.3)	(0.1)	(0.1)	(9.5)
Changes in estimates	(3.0)	—	—	(3.0)
Effect of exchange rates	(0.6)	—	—	(0.6)
Balance—June 30, 2020	2.6	—	0.2	2.8
Liability reclassified as held for sale	(1.4)	—	—	(1.4)
Balance—June 30, 2020	$1.2	$—	$0.2	$1.4

The Company currently estimates that the total remaining accrual of $1.4 will result in cash expenditures of approximately $0.6 and $0.8 in fiscal 2021 and 2022, respectively. There are no more anticipated expenditures for these activities.
Other Restructuring
The Company executed a number of other restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses of $(0.6), $(1.1) and $(1.7) in fiscal 2020, 2019 and 2018, respectively, which have been recorded in Corporate. The related liability balances were $2.7 and $9.0 at June 30, 2020 and June 30, 2019, respectively.
8. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company maximizes its use of the factoring facility, by factoring additional invoices to replace invoices paid early. The net amount utilized under the factoring facilities was $123.1 and $118.3 as of June 30, 2020 and 2019, respectively. The aggregate amount of trade receivable invoices on a worldwide basis amounted to $839.8 and $547.9 in fiscal 2020 and 2019, respectively. Remaining balances due from factors amounted to $6.2 and $8.6 as of June 30, 2020 and 2019, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $1.8, $2.4 and $0.6 in fiscal 2020, 2019 and 2018, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
U.S. Receivables Purchase Agreement
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
European Receivables Purchase Agreement
In September, 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of our European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €93.0. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.

9. INVENTORIES
Inventories as of June 30, 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Raw materials	$148.6	$206.3
Work-in-process	11.1	18.0
Finished goods	518.5	635.8
Total inventories	$678.2	$860.1

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Expected income tax refunds, credits and prepaid income taxes	$134.4	$97.2
Prepaid marketing, copyright and agency fees	91.1	98.5
Value added tax, sales and other non-income tax assets	83.1	114.8
Non-trade receivables	53.4	13.2
Prepaid rent, leases, maintenance and insurance	15.6	16.3
Other	34.0	58.2
Total prepaid expenses and other current assets	$411.6	$398.2

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
11. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Land, buildings and leasehold improvements	$475.0	$530.2
Machinery and equipment	706.6	748.6
Marketing furniture and fixtures	548.8	551.1
Computer equipment and software	706.3	776.4
Construction in progress	108.6	114.4
Property and equipment, gross	2,545.3	2,720.7
Accumulated depreciation and amortization	(1,463.7)	(1,388.0)
Property and equipment, net	$1,081.6	$1,332.7

Depreciation expense of property and equipment totaled $351.7, $331.8 and $331.1 in fiscal 2020, 2019 and 2018, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2020, 2019 and 2018 the Company recorded asset impairment charges of $16.8, $27.8 and $15.6 respectively. The fiscal 2020 impairment charge is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and primarily relate to the abandonment of a retail store and software no longer in use. The fiscal 2019 and 2018 impairment charges are included in Restructuring costs in the Consolidated Statements of Operations and primarily relate to the disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of the Company’s needs.
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. There were no impairments of goodwill at the Company’s reporting units or of indefinite-lived other intangible assets in fiscal 2018. During fiscal 2019, the Company recorded total goodwill impairments of $3,307.5 and total impairments on indefinite-lived other intangible assets of $389.8. Additionally, the Company recorded impairments of $19.7 on finite-lived other intangible assets during fiscal 2019.
During fiscal 2020, the Company recorded total goodwill impairments of $105.0 and total impairments on indefinite-lived other intangible assets of $329.0. The asset impairment charges were a result of the following impairment tests:
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
In the fourth quarter of fiscal 2020, as a result of the May 1, 2020 annual impairment test, the Company recorded asset impairment charges of $288.6 related to indefinite-lived other intangible assets (mainly CoverGirl, Max Factor, Philosophy and Bourjois trademarks) that are all considered corporate assets. There were no goodwill impairment charges recorded as a result of the annual impairment test performed on May 1, 2020.
On June 1, 2020, the Company entered into a definitive agreement with KKR, regarding a strategic transaction for the sale of Coty’s Wella Business. A goodwill impairment test should be performed immediately before and after a Company reorganizes its reporting structure if the reorganization would affect the composition of one or more of its reporting units. As a result, the Company determined that goodwill should be tested for potential impairment after considering the sale of the Wella Business. As a result of the June 1, 2020 impairment test, the Company recorded impairment charges of $105.0 related to goodwill of the EMEA reporting unit.
The Company considered several factors that developed during the fourth quarter of fiscal 2020 that led to the conclusion that the fair values of the EMEA reporting unit and certain indefinite-lived other intangible assets were below their carrying amounts. The continuing impacts of the COVID-19 pandemic was the principle driver of additional impairments. This drove a

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
decrease in net revenue, impacting all product categories across the Company, due to the slow economic recovery that arose as a result of the pandemic. The fair value of the EMEA reporting unit was also adversely impacted due to a loss of synergies from the sale of the Wella Business. Additionally the fair values of the trademarks were adversely affected by a 165 and 190 basis point increase in the discount rate compared to the May 1, 2019 and March 31, 2020 test, respectively.
The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting the latest projections which included, among other things, the impact of COVID-19 pandemic for the Company’s impairment testing performed during the fourth quarter of our 2020 fiscal year. These projections assumed a gradual recovery from the COVID-19 pandemic beginning in early fiscal 2021 through the third quarter of fiscal 2021. These projections also considered the targeted reduction in the Company’s fixed cost structure in line with the announced Transformation Plan. These cost reductions will be achieved through a combination of further consolidating its supply network, headcount restructuring, and substantial reduction in its non-people costs.
Goodwill
Goodwill as of June 30, 2020, 2019 and 2018 is presented below:

	Americas	EMEA	APAC	Total
Gross balance at June 30, 2018	$3,117.4	$3,793.4	$1,312.4	$8,223.2
Accumulated impairments	(206.1)	(297.0)	(124.5)	(627.6)
Net balance at June 30, 2018	$2,911.3	$3,496.4	$1,187.9	$7,595.6

Changes during the year ended June 30, 2019
Impairment charges	(1,562.6)	(1,455.3)	(289.6)	(3,307.5)
Measurement period adjustments (a)	(2.2)	(4.8)	(2.7)	(9.7)
Foreign currency translation	(45.8)	(50.7)	(15.1)	(111.6)

Gross balance at June 30, 2019	$3,069.4	$3,737.9	$1,294.6	$8,101.9
Accumulated impairments	(1,768.7)	(1,752.3)	(414.1)	(3,935.1)
Net balance at June 30, 2019	$1,300.7	$1,985.6	$880.5	$4,166.8

Changes during the year ended June 30, 2020
Acquisitions (b)	128.6	—	—	128.6
Dispositions	(10.8)	(10.1)	(2.0)	(22.9)
Foreign currency translation	(75.0)	(88.9)	(29.7)	(193.6)
Impairment charges	—	(105.0)	—	(105.0)

Gross balance at June 30, 2020	$3,112.2	$3,638.9	$1,262.9	$8,014.0
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2020	$1,343.5	$1,781.6	$848.8	$3,973.9

(a) Includes measurement period adjustments during the year ended June 30, 2019 in connection with the Burberry Beauty Business acquisition (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
(b)Includes goodwill resulting from the King Kylie Transaction on January 6, 2020 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
As described in Note 5 — Segment Reporting, the Company changed its segments during the third quarter ended March 31, 2020. As a result, the Company allocated goodwill to the new segments using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed. Further, the Company recast the goodwill and indefinite-lived intangible asset tables for the new segments.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As a result of the definitive agreement signed with KKR for the Wella Business (see Note 3 — Discontinued Operations), the results of the Wella Business are presented as discontinued operations. The Professional Beauty business has historically been reported as the Company’s Professional Beauty reportable segment, and the Retail Hair business has been included within EMEA, Americas and Asia Pacific reportable segments. The goodwill attributable to the Wella Business as of June 30, 2020, 2019 and 2018 is excluded from the preceding table and is reported as held for sale in the Consolidated Balance Sheets.
Other Intangible Assets, net
        Other intangible assets, net as of June 30, 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Indefinite-lived other intangible assets	$995.5	$1,329.5
Finite-lived other intangible assets, net	3,376.6	3,201.8
Total Other intangible assets, net	$4,372.1	$4,531.3
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2018	$1,932.7	$1,932.7
Accumulated impairments	(194.7)	(194.7)
Net balance at June 30, 2018	$1,738.0	$1,738.0

Changes during the year ended June 30, 2019
Impairment charges	(389.8)	(389.8)
Foreign currency translation	(18.7)	(18.7)

Gross balance at June 30, 2019	$1,914.0	$1,914.0
Accumulated impairments	(584.5)	(584.5)
Net balance at June 30, 2019	$1,329.5	$1,329.5

Changes during the year ended June 30, 2020
Impairment charges	(329.0)	(329.0)
Foreign currency translation	(5.0)	(5.0)

Gross balance at June 30, 2020	$1,909.0	$1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	$995.5

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2019
License and collaboration agreements	$3,240.2	$(873.1)	$(19.6)	$2,347.5
Customer relationships	978.6	(450.2)	(5.5)	522.9
Trademarks	451.2	(157.8)	(0.5)	292.9
Product formulations and technology	100.4	(61.9)	—	38.5
Total	$4,770.4	$(1,543.0)	$(25.6)	$3,201.8
June 30, 2020
License and collaboration agreements(a)	$3,861.2	$(1,021.1)	$(19.6)	$2,820.5
Customer relationships(a)	786.1	(427.3)	(5.5)	353.3
Trademarks	325.7	(154.0)	(0.5)	171.2
Product formulations and technology	86.2	(54.6)	—	31.6
Total	$5,059.2	$(1,657.0)	$(25.6)	$3,376.6

(a)Includes License agreements and Customer relationships of $649.0 and $27.0, respectively resulting from the King Kylie acquisition on January 6, 2020 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
Due to the divestiture of the Wella Business, intangible assets specific to this business as of June 30, 2020 are excluded from the preceding tables and reported as Held for sale assets.
In September 2019, the Company divested all of its membership interest in Foundation, which held the net assets of Younique (including goodwill of $22.9 and other intangible assets of $228.6). (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
In July 2018, the Company acquired a trademark associated with a preexisting license. As a result of the acquisition, the preexisting license was effectively terminated, and accordingly the Company recorded $12.6 of Asset impairment charges in the Consolidated Statement of Operations related to the license agreement.
Amortization expense totaled $233.1, $246.7 and $244.3 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	22.5 years
Customer relationships	15.6 years
Trademarks	16.9 years
Product formulations and technology	20.0 years
As of June 30, 2020, the remaining weighted-average life of all intangible assets subject to amortization is 21.6 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2021	$228.4
2022	186.7
2023	179.9
2024	178.1
2025	173.6
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
13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2020 and 2019 consist of the following:

	June 30, 2020	June 30, 2019
Advertising, marketing and licensing	$268.3	$343.1
Compensation and other compensation related benefits	183.0	256.7
Customer returns, discounts, allowances and bonuses	166.1	180.8
Restructuring costs	120.5	55.2
Value added, sales and other non-income taxes	97.0	87.8
Auditing, consulting, legal and litigation accruals	61.9	40.4
Interest rate swap liability	44.6	17.9
Interest	22.8	29.7
Factoring - due to counterparty	13.2	14.4
Cross currency swap liability	12.5	—
Unfavorable contract liability	10.9	11.0
Deferred income	10.0	13.5
Mandatorily redeemable financial interest liability (See Note 21)	1.9	51.8
Other	98.9	86.2
Total accrued expenses and other current liabilities	$1,111.6	$1,188.5

14. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities as of June 30, 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Noncurrent income tax liabilities	$170.7	$170.6
Unfavorable contract liabilities	78.7	90.5
Restructuring costs	26.6	24.9
Interest rate swap liability	25.0	24.1
Mandatorily redeemable financial interest liability (See Note 21)	6.9	6.1
Deferred income	6.7	10.5
Deferred rent	—	45.6
Other	19.9	25.7
Total other noncurrent liabilities	$334.5	$398.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
15. DEBT

	June 30, 2020	June 30, 2019
Short-term debt	$—	$4.2
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	1,438.8	792.1
2018 Coty Term A Facility due April 2023	2,959.0	3,147.0
2018 Coty Term B Facility due April 2025	2,308.5	2,342.3
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	618.3	625.0
2026 Euro Notes due April 2026	281.1	284.1
Other long-term debt and capital lease obligations	0.6	1.1
Total debt	8,156.3	7,745.8
Less: Short-term debt and current portion of long-term debt	(188.3)	(193.8)
Total Long-term debt	7,968.0	7,552.0
Less: Unamortized debt issuance costs	(66.9)	(71.3)
Less: Discount on Long-term debt	(9.0)	(10.8)
Total Long-term debt, net	$7,892.1	$7,469.9
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $87.8 and $113.5, of which nil and $2.3 were outstanding at June 30, 2020 and 2019, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.8% to 7.3% and from 0.4% to 7.3% as of June 30, 2020 and 2019, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 3.3% as of June 30, 2020 and 2019, respectively. In addition, the Company had undrawn letters of credit of $6.0 and $6.3 and bank guarantees of $45.7 and $97.1 as of June 30, 2020 and 2019, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2020 and 2019:

Facility	Maturity Date	Borrowing Capacity (in millions)	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2020	Debt Discount	Repayment Schedule
2018 Coty Revolving Credit Facility	April 2023	$2,750.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
2018 Coty Term A Facility - USD Portion	April 2023	$1,000.0		1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term A Facility - EUR Portion	April 2023	€2,035.0		1.75%	N/A(b)
2018 Coty Term B Facility - USD Portion	April 2025	$1,400.0	LIBOR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion	April 2025	€850.0	LIBOR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2023 Euro Notes	April 2023	€550.0	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2020 and 2019, the applicable rate on the unused commitment fee was 0.30% and 0.30%, respectively.
Offering of Senior Unsecured Notes
On April 5, 2018 the Company issued, at par, $550.0 of 6.50% senior unsecured notes due 2026 (the “2026 Dollar Notes”), €550.0 of 4.00% senior unsecured notes due 2023 (the “2023 Euro Notes”) and €250.0 of 4.75% senior unsecured notes due 2026 (the “2026 Euro Notes” and, together with the 2023 Euro Notes, the “Euro Notes,” and the Euro Notes together with the 2026 Dollar Notes, the “Senior Unsecured Notes”) in a private offering.
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
Optional Redemption
Applicable Premium
The indenture governing the Senior Unsecured Notes (the “Indenture”) specifies the Applicable Premium (as defined in the Indenture) to be paid upon early redemption of some or all of the 2026 Dollar Notes or 2026 Euro Notes.
The Applicable Premium related to the 2026 Dollar Notes and 2026 Euro Notes on any redemption date and as calculated by the Company is the greater of:
(1)1.0% of the then outstanding principal amount of the respective 2026 Dollar Notes and 2026 Euro Notes; and
(2)the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 2026 Dollar Notes or 2026 Euro Notes that would apply if such 2026 Dollar Notes or 2026 Euro Notes were redeemed on April 15, 2021 or April 15, 2021, respectively (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the 2026 Dollar Notes or 2026 Euro Notes to and including April 15, 2021 and April 15, 2021, respectively (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Notes or Bund Rate in the case of the 2026 Euro Notes (both Treasury Rate and Bund Rate as defined in the Indenture) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective 2026 Dollar Notes or 2026 Euro Notes.
Redemption Pricing
At any time and from time to time prior to April 15, 2021 and April 15, 2021, the Company may redeem some or all of the 2026 Dollar Notes, and 2026 Euro Notes, respectively, at redemption prices equal to 100% of the respective principal amounts being redeemed plus the Applicable Premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates.
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
In addition, at any time prior to April 15, 2021 and April 15, 2021, the Company may redeem up to 35% of the aggregate principal amounts of the outstanding 2026 Dollar Notes and 2026 Euro Notes, respectively, using the net cash proceeds from certain equity offerings at redemption prices (expressed as a percentage of the principal amount) of 106.50% and 104.75%, respectively, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates; provided that (i) at least 65% of the aggregate principal amount of 2026 Dollar Notes and 2026 Euro Notes, respectively, originally issued on the date of the Indenture remain outstanding after each such redemption, and (ii) notice of any such redemption is delivered to the Trustee within 90 days of the closing of each such equity offering.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the “2018 Coty Credit Agreement”), which amended and restated the previously existing 2015 Coty Credit Agreement. the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term Loan B Facility were issued at a 0.250% discount.
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
Deferred Issuance Costs
For the fiscal years ended June 30, 2020, 2019 and 2018, the Company capitalized deferred financing fees of $13.4, $5.9, and $37.8, respectively. The Company incurred $0.8 and $0.8 in third-party debt issuance costs during the fiscal years ended June 30, 2020 and 2019, respectively, which were recorded as Other expense, net in the Consolidated Statement of Operations.
Loss on Early Extinguishment of Debt
During the fiscal years ended June 30, 2020, 2019 and 2018, the Company wrote off $0.0, $0.0 and $8.7 of unamortized deferred financing fees related to extinguishments of substantially different debt. Also during the fiscal years ended June 30, 2020, 2019 and 2018, the Company wrote-off $0.0, $0.0 and $2.0 of unamortized original issue debt discounts. The write-offs of these unamortized deferred financing fees and unamortized original issue debt discounts are included in Loss on early extinguishment of debt in the Consolidated Statements of Operations.
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
Fair Value of Debt

	June 30, 2020		June 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,706.3	$5,962.3	$6,281.4	$6,058.9
Senior Unsecured Notes	1,449.4	1,270.3	1,459.1	1,439.6
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Debt Maturities Schedule
Aggregate maturities of all long-term debt, including current portion of long-term debt and excluding capital lease obligations as of June 30, 2020, are presented below:

Fiscal Year Ending June 30,
2021	$187.9
2022	187.9
2023	4,711.0
2024	23.6
2025	2,214.2
Thereafter	831.1
Total	$8,155.7
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

Quarterly Test Period Ending	Total Net Leverage Ratio (as amended April 29, 2020) (a)
June 30, 2020 through March 31, 2021	N/A (not tested)
June 30, 2021 through December 31, 2021	5.25 to 1.00
3/31/2022	5.00 to 1.00
6/30/2022	4.75 to 1.00
9/30/2022	4.50 to 1.00
12/31/2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement, as amended). Adjusted EBITDA, as defined in the 2018 Coty Credit Agreement, as amended, includes certain add backs related to cost savings, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement, as amended.
The 2018 Coty Credit Agreement, as amended, establishes a quarterly minimum liquidity covenant for this period of $350.0. As of June 30, 2020, the current immediate liquidity was $1,618.1.
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
As of June 30, 2020, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

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
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 10 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restricts the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options. A portion of our real estate lease portfolio contains base rents subject to annual changes in the Consumer Price Index (“CPI”) as well as charges for operating expenses which are reimbursable to the landlord based on actual usage. Changes to the CPI and payments for such reimbursable operating expenses that are not defined with a minimum rate increase are considered variable and are recognized as variable lease costs in the period in which the obligation for those payments was incurred.
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
Due to the divestiture of the Wella Business, lease assets, liabilities and expenses specific to this business for the fiscal year ended June 30, 2020 are excluded from the subsequent tables and reported as held for sale.
The following chart provides additional information about the Company’s operating leases for the fiscal year ended June 30, 2020.

Lease Cost:	Year Ended June 30, 2020
Operating lease cost	$97.0
Short-term lease cost	2.3
Variable lease cost	53.4
Sublease income	(4.8)
Net lease cost	$147.9
Other information:
Operating cash outflows from operating leases	(100.9)
Right-of-use assets obtained in exchange for lease obligations	6.3

Weighted-average remaining lease term - real estate	6.9 years
Weighted-average discount rate - real estate leases	3.09%
The Company incurred net rent expense of $197.7 and $208.2 relating to operating leases under ASC 840 in fiscal years 2019 and 2018, respectively. The Company collected payments from sub-lessors relating to facilities no longer in use by the Company of $9.4 and $6.2 for fiscal years 2019 and 2018, respectively. The fiscal years ended 2019 and 2018 rent expense and sub-lessor payments include amounts related to discontinued operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During fiscal 2020, 2019 and 2018, we recorded asset impairment charges of $7.8, $0.0 and $0.0. The fiscal 2020 impairment charges are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and primarily relate to abandonment of a retail store no longer in use.
Future minimum lease payments for the Company’s operating leases as of June 30, 2020 are as follows:

Year Ended June 30, 2020
2021	$115.1
2022	85.3
2023	60.3
2024	47.8
2025	37.6
Thereafter	119.5
Total future lease payments	465.6
Less: imputed interest	(43.2)
Total present value of lease liabilities	$422.4
Current operating lease liabilities	105.0
Long-term operating lease liabilities	317.4
Total operating lease liabilities	$422.4

Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.
At June 30, 2019, the aggregate future minimum rental commitments under all non-cancelable operating lease agreements are disclosed below. The table below includes amounts related to discontinued operations.

Fiscal Year Ending June 30,	Leases
2020	$122.2
2021	111.2
2022	91.3
2023	76.7
2024	67.8
Thereafter	252.3
Total	721.5
Less: sublease income	(20.1)
Total payments	$701.4

17. INCOME TAXES
(Loss) income before income taxes from continuing operations in fiscal 2020, 2019 and 2018 is presented below:

	Year Ended June 30,
	2020	2019	2018
United States	$(960.3)	$(2,003.5)	$(379.3)
Foreign	(507.3)	(1,941.9)	(15.2)
Total	$(1,467.6)	$(3,945.4)	$(394.5)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The components of the Company’s total (benefit) provision for income taxes from continuing operations during fiscal 2020, 2019 and 2018 are presented below:

	Year Ended June 30,
	2020	2019	2018
(Benefit) provision for income taxes from continuing operations:
Current:
Federal	$—	$0.8	$0.2
State and local	(0.3)	8.2	9.8
Foreign	90.7	129.4	(33.9)
Total	90.4	138.4	(23.9)
Deferred:
Federal	(286.7)	(116.1)	87.7
State and local	(50.6)	(49.9)	1.3
Foreign	(130.8)	(27.2)	(97.3)
Total	(468.1)	(193.2)	(8.3)
Benefit for income taxes from continued operations	$(377.7)	$(54.8)	$(32.2)

During fiscal 2020, the Company recorded a benefit of $105.7 for the capital loss generated as a result of the disposition of its investment in Younique.
During fiscal 2019, the Company recorded goodwill impairment that is not tax-deductible.
During fiscal 2018, the Company incurred an expense of $123.0 as a result of the Tax Act.
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2020, 2019 and 2018 is presented below:

	Year Ended June 30,
	2020	2019	2018
Income (loss) from continuing operations before income taxes	$(1,467.6)	$(3,945.4)	$(394.5)
Benefit for income taxes at statutory rate	$(308.2)	$(828.5)	$(110.7)
State and local taxes—net of federal benefit	(28.0)	(28.5)	6.8
Foreign tax differentials	7.2	43.0	(22.7)
Change in valuation allowances	7.4	(0.8)	3.8
Change in unrecognized tax benefit	21.3	43.3	(26.7)
Tax Act	—	—	123.0
Permanent differences—net	14.3	5.0	(9.3)
Amortization on intercompany sale	—	—	1.9
Goodwill impairment	26.1	675.6	—
Gain on sale of business adjustment	(132.1)	—	—
Other	14.3	36.1	1.7
Benefit for income taxes from continuing operations	$(377.7)	$(54.8)	$(32.2)
Effective income tax rate	25.7%	1.4%	8.2%
Significant components of deferred income tax assets and liabilities as of June 30, 2020 and 2019 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2020	June 30, 2019
Deferred income tax assets:
Inventories	$14.2	$21.2
Accruals and allowances	66.9	50.5
Sales returns	12.9	16.0
Share-based compensation	10.1	11.1
Employee benefits	81.7	102.6
Net operating loss carry forwards and tax credits	446.5	268.4
Capital loss carry forwards	105.7	—
Interest expense limitation carry forward	122.1	52.3
Lease liability	22.6	8.0
Other	54.3	32.2
Less: valuation allowances	(40.0)	(59.2)
Net deferred income tax assets	897.0	503.1
Deferred income tax liabilities:
Intangible assets	635.2	637.9
Property, plant and equipment	6.4	18.3
Unrealized gain	—	0.5
Licensing rights	20.9	23.7
Right of use asset	32.0	—
Other	15.2	63.6
Deferred income tax liabilities	709.7	744.0
Net deferred income tax asset (liability)	$187.3	$(240.9)
The expirations of tax loss carry forwards, amounting to $2,075.5 as of June 30, 2020, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2021	$—	$—	$11.1	$11.1
2022	—	—	3.5	3.5
2023	—	—	5.6	5.6
2024	—	0.1	7.0	7.1
2025 and thereafter	645.5	1,246.8	155.9	2,048.2
Total	$645.5	$1,246.9	$183.1	$2,075.5
The total valuation allowances recorded are $40.0 and $59.2 as of June 30, 2020 and 2019, respectively. In fiscal 2020, the change in the valuation allowance was due primarily to valuation allowances released as a result of the underlying net operating losses either expiring or being written off due to the entity being liquidated.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2020	2019	2018
UTBs—July 1	$263.6	$235.7	$256.7
Additions based on tax positions related to the current year	15.9	43.9	43.6
Additions for tax positions of prior years	42.9	8.3	29.6
Reductions for tax positions of prior years	(27.6)	(9.6)	(39.9)
Settlements	(0.1)	(2.7)	(42.3)
Lapses in statutes of limitations	(12.7)	(9.0)	(10.4)
Foreign currency translation	(4.1)	(3.0)	(1.6)
UTBs—June 30	$277.9	$263.6	$235.7
As of June 30, 2020, the Company had $277.9 of UTBs of which $150.1 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2020 and 2019, the liability associated with UTBs, including accrued interest and penalties, is $170.7 and $170.6, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2020, the Company accrued interest of $3.2, while in fiscal 2019 and 2018 the Company accrued interest of $4.3 and $1.5, respectively. During fiscal 2020, the Company accrued penalties of $0.0, while in fiscal 2019 and 2018 the Company accrued penalties of $0.0 and $0.4, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2020 and 2019 is $19.3 and $16.7, respectively.
The Company is present in approximately 55 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2020 and 2019, the Company recognized a tax benefit of $12.8 and $11.7 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2020, it is reasonably possible that a decrease of up to $33.2 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under ASC 740. The Company recorded its initial estimate of the impact of the Tax Act in fiscal 2018. This estimate was a charge of approximately $123.0 as a result of utilizing tax attributes (e.g., net operating losses and foreign tax credits) to fully offset the cash impact of the one-time deemed repatriation tax. During fiscal 2019, the Company finalized its estimate of the impact of the Tax Act and no additional adjustments were required.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
18. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2020, 2019 and 2018 is presented below:

	Year Ended June 30,
	2020	2019	2018
Interest expense	$233.3	$252.0	$222.7
Foreign exchange (gain) losses, net of derivative contracts (a)	14.8	(7.6)	(8.5)
Interest income	(5.4)	(19.2)	(13.6)
Total interest expense, net	$242.7	$225.2	$200.6

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
19. EMPLOYEE BENEFIT PLANS
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
During fiscal 2020, 2019 and 2018, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $20.5, $20.4 and $22.0, respectively, and the defined contribution expense for the international savings plans was $14.1, $12.9 and $18.3, respectively. Defined contribution expense includes amounts related to discontinued operations, which are not material for any period.
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
Settlements and Curtailments for Pension Plans
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $14.1 during the year ended June 30, 2020. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations.
During fiscal 2019, as part of Global Integration Activities, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $5.1 during the year ended June 30, 2019.
Plan Amendments for Pension Plans - There were no Plan amendments as of June 30, 2020.
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
Settlements and Curtailments for OPEB Plans
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our US OPEB Plans. As a result, the Company recognized curtailment gains of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
$0.8 during the year ended June 30, 2020. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations.

The Company amended a non-U.S. postretirement healthcare plan during fiscal 2018, which significantly reduced the expected years of future service for employees participating in the plan. The amendment triggered a curtailment gain of $10.4, which is included in Other expense, net in the Consolidated Statement of Operations for the year ended June 30, 2018.
All of the disclosures below include amounts related to discontinued operations, except when otherwise noted.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation—July 1	$17.7	$17.5	$790.1	$732.6	$57.8	$53.2	$865.6	$803.3
Service cost	—	—	33.1	33.3	1.1	1.2	34.2	34.5
Interest cost	0.6	0.7	9.1	12.8	1.7	2.1	11.4	15.6
Plan participants’ contributions	—	—	6.1	7.0	0.3	0.2	6.4	7.2
Plan amendments	—	—	—	(10.3)	—	—	—	(10.3)
Benefits paid	(1.4)	(1.3)	(16.8)	(16.9)	(2.1)	(1.8)	(20.3)	(20.0)
New employees transfers in	—	—	18.7	16.2	—	—	18.7	16.2
Premiums paid	—	—	(2.3)	(2.5)	—	—	(2.3)	(2.5)
Pension curtailment	—	—	(11.2)	(5.4)	(0.8)	—	(12.0)	(5.4)
Pension settlement	—	—	(39.0)	(37.4)	—	—	(39.0)	(37.4)
Actuarial loss (gain)	1.6	0.8	(30.6)	69.9	(4.2)	4.1	(33.2)	74.8
Effect of exchange rates	—	—	(4.0)	(10.8)	(0.1)	(0.1)	(4.1)	(10.9)
Other	—	—	—	1.6	—	(1.1)	—	0.5
Benefit obligation—June 30	$18.5	$17.7	$753.2	$790.1	$53.7	$57.8	$825.4	$865.6

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$268.5	$261.8	$0.4	$0.4	$268.9	$262.2
Actual return on plan assets	—	—	3.4	3.5	—	—	3.4	3.5
Employer contributions	1.3	1.3	33.2	36.4	1.9	1.6	36.4	39.3
Plan participants’ contributions	—	—	6.1	7.0	0.3	0.2	6.4	7.2
Benefits paid	(1.3)	(1.3)	(16.5)	(16.9)	(2.1)	(1.8)	(19.9)	(20.0)
New employees transfers in	—	—	18.7	16.2	—	—	18.7	16.2
Premiums paid	—	—	(2.2)	(2.5)	—	—	(2.2)	(2.5)
Plan settlements	—	—	(39.0)	(37.4)	—	—	(39.0)	(37.4)
Effect of exchange rates	—	—	1.9	(0.1)	—	—	1.9	(0.1)
Other	—	—	—	0.5	—	—	—	0.5
Fair value of plan assets—June 30	—	—	274.1	268.5	0.5	0.4	274.6	268.9
Reclassification of net obligation to held for sale liabilities	—	—	140.8	145.8	—	—	140.8	145.8
Funded status—June 30	$(18.5)	$(17.7)	$(338.3)	$(375.8)	$(53.2)	$(57.4)	$(410.0)	$(450.9)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2020 and 2019, are presented below (this table excludes discontinued operations):

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2020	2019	2020	2019	2020	2019	2020	2019
Noncurrent assets	$—	$—	$1.5	$1.5	$—	$—	$1.5	$1.5
Current liabilities	(1.3)	(1.4)	(6.9)	(0.8)	(3.0)	(2.5)	(11.2)	(4.7)
Noncurrent liabilities	(17.2)	(16.3)	(332.9)	(376.5)	(50.2)	(54.9)	(400.3)	(447.7)
Funded status	(18.5)	(17.7)	(338.3)	(375.8)	(53.2)	(57.4)	(410.0)	(450.9)
AOC(L)/I	(0.7)	0.2	1.1	(20.3)	8.3	10.0	8.7	(10.1)
Net amount recognized	$(19.2)	$(17.5)	$(337.2)	$(396.1)	$(44.9)	$(47.4)	$(401.3)	$(461.0)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $18.5 and $17.7 as of June 30, 2020 and 2019, respectively. The accumulated benefit obligation for international defined benefit pension plans was $712.1 and $733.7 as of June 30, 2020 and 2019, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2020	2019	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$18.5	$17.7	$730.7	$767.5	$18.5	$17.7	$739.1	$775.9
Accumulated benefit obligation	18.5	17.7	694.9	716.3	18.5	17.7	712.1	733.7
Fair value of plan assets	—	—	254.4	248.2	—	—	261.0	254.9
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$33.1	$33.3	$38.8	$1.1	$1.2	$1.4	$34.2	$34.5	$40.2
Interest cost	0.6	0.7	0.7	9.1	12.8	12.6	1.7	2.1	2.0	11.4	15.6	15.3
Expected return on plan assets	—	—	—	(8.4)	(8.2)	(7.5)	—	—	—	(8.4)	(8.2)	(7.5)
Amortization of prior service (credit) cost	—	—	—	(0.8)	0.2	0.2	(5.9)	(5.9)	(5.9)	(6.7)	(5.7)	(5.7)
Amortization of net (gain) loss	0.7	(0.7)	(0.7)	(0.1)	0.3	1.2	(0.1)	(0.1)	(0.1)	0.5	(0.5)	0.4
Settlements (gain) loss recognized	—	—	—	(0.2)	(0.8)	—	—	—	—	(0.2)	(0.8)	—
Curtailment (gain) loss recognized	—	—	—	(14.1)	(5.4)	0.1	(0.8)	—	(10.4)	(14.9)	(5.4)	(10.3)
Net periodic benefit cost	$1.3	$—	$—	$18.6	$32.2	$45.4	$(4.0)	$(2.7)	$(13.0)	$15.9	$29.5	$32.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net periodic benefit costs include amounts related to discontinued operations of $14.4, $12.2 and $14.9 for the years ended June 30, 2020, 2019, and 2018, respectively.
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net actuarial (loss) gain	$(0.7)	$0.2	$(2.8)	$(29.0)	$4.2	$(0.4)	$0.7	$(29.2)
Prior service credit (cost)	—	—	3.9	8.7	4.1	10.4	8.0	19.1
Total recognized in AOC(L)/I	$(0.7)	$0.2	$1.1	$(20.3)	$8.3	$10.0	$8.7	$(10.1)
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Net actuarial (loss) gain	$(1.6)	$(0.8)	$25.6	$(74.6)	$5.2	$(4.1)	$29.2	$(79.5)
Amortization of prior service (credit) cost	—	—	(0.8)	0.2	(5.9)	(5.9)	(6.7)	(5.7)
Curtailment recognition of prior service credit (cost)	—	—	(2.9)	—	(0.4)	—	(3.3)	—
Recognized net actuarial (gain) loss	0.7	(0.7)	(0.6)	(0.5)	(0.6)	(0.1)	(0.5)	(1.3)
Prior service credit (cost)	—	—	—	10.3	—	—	—	10.3
Effect of exchange rates	—	—	0.2	(0.4)	—	—	0.2	(0.4)
Total recognized in OCI/(L)	$(0.9)	$(1.5)	$21.5	$(65.0)	$(1.7)	$(10.1)	$18.9	$(76.6)
Amounts in AOCI/(L) expected to be amortized as components of net periodic benefit cost during fiscal 2021 are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
	U.S.	International
Prior service credit (cost)	$—	$0.6	$3.3	$3.9
Net gain (loss)	(1.5)	0.1	0.1	(1.3)
Total	$(1.5)	$0.7	$3.4	$2.6
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2020	2019	2020	2019	2020	2019
Discount rates	2.5%-2.8%	3.2%-3.6%	0.4%-6.7%	0.4%-8.4%	1.7%-2.8%	1.7%-3.5%
Future compensation growth rates	N/A	N/A	1.0%-5.8%	1.0%-5.8%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2020, 2019 and 2018 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rates	3.2%-3.6%	4%	3.6%	0.4%-8.4%	0.6%-8.0%	0.4%-7.5%	1.7%-3.5%	2.3%-4.2%	1.9%-7.6%
Future compensation growth rates	N/A	N/A	N/A	1.0%-5.8%	1.5%-5.7%	1.5%-6.0%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	1.4%-8.9%	2.0%-8.4%	1.8%-8.2%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2020	2019	2018
Health care cost trend rate assumed for next year	6.8%-7.6%	7.1%-8.0%	7.4%-8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2026	2026	2026
A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service cost and interest cost	$6.1	$(5.3)
Effect on post-employment benefit obligation	0.3	(0.3)
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
The target asset allocations for the Company’s pension plans as of June 30, 2020 and 2019, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2020	2019
Equity securities	40%	35%	41%
Fixed income securities	50%	38%	42%
Cash and other investments	10%	27%	17%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2020 and 2019 are presented below:

	Level 1		Level 2		Level 3		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Equity securities	$67.5	$66.8	$—	$—	$—	$—	$67.5	$66.8
Fixed income securities:
Corporate securities	58.6	57.9	—	—	—	—	58.6	57.9
Other:
Cash and cash equivalents	0.5	1.0	—	—		—	0.5	1.0
Insurance contracts and other	—	—	—	—	148.0	143.2	148.0	143.2
Total pension plan assets	$126.6	$125.7	$—	$—	$148.0	$143.2	$274.6	$268.9
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2020 and 2019 are presented below:

	June 30, 2020	June 30, 2019
Insurance contracts:
Fair value—July 1	$143.2	$143.7
Return on plan assets	4.3	(0.2)
Purchases, sales and settlements, net	(2.8)	(2.5)
Effect of exchange rates	3.3	2.2
Fair value—June 30	$148.0	$143.2

Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $33.6 and $2.9 to its international pension and other post-employment benefit plans, respectively, during fiscal 2021.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2021	$1.3	$79.0	$2.9	$83.2
2022	1.3	25.3	3.0	29.6
2023	1.3	26.3	3.0	30.6
2024	1.3	26.1	3.0	30.4
2025	1.2	26.7	3.1	31.0
2026 - 2030	5.7	159.8	16.0	181.5

20. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk Management
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings and cross-currency swaps as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into foreign exchange forward contracts for which hedge accounting treatment has been applied, which the Company anticipates realizing in the Consolidated Statements of Operations through fiscal 2021. In addition, in September 2019, the Company entered into cross-currency swap contracts in the notional amount of $550.0 and designated these cross-currency swaps as hedges of its net investment in certain foreign subsidiaries. These cross-currency swaps allow for the exchange of fixed interest payments on the agreed upon notional amounts, between the Company and the related counterparties, effectively converting the Company’s fixed rate U.S. dollar denominated debt to euro denominated debt with more favorable fixed rate interest payments over the contracts’ term. Cross-currency swaps designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of each reporting period, with gains and losses included in the foreign currency translation component of accumulated other comprehensive income (loss) (“AOCI/(L)”) until the sale or substantial liquidation of the underlying net investments.
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
During August 2018, the Company extended the maturity of the interest rate swap portfolio through fiscal 2021 by replacing its original swap contracts with swap contracts having longer maturities to manage the medium term exposure to interest rate increases. The Company received $43.2 for settlement of the original swap contracts. As the forecasted interest expense under the original swap agreements is still probable, the related AOCI/(L) will be amortized in line with the timing of the forecasted transactions. During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of June 30, 2020 and 2019, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $3,000.0 and $2,000.0, respectively.
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
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. For fiscal 2020, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. Foreign currency denominated borrowings designated as net investment hedges had nominal exposures of €3,591.0 and €3,699.3 as of June 30, 2020 and 2019, respectively.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the foreign currency denominated loans payable. The critical terms (underlying notional and currency) of the loans payable match the portion of the net investments designated as being hedged. The net investment hedges were equal to the designated portions of the international subsidiaries’ investment balances as of June 30, 2020. As such, the net investment hedges were considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Consolidated Balance Sheets.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $261.9 and $214.8 as of June 30, 2020 and 2019, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(12.5) and $0.0 as of June 30, 2020 and 2019, respectively.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2020	2019	2018
Foreign exchange forward contracts	$1.3	$0.9	$(0.3)
Interest rate swap contracts	(50.3)	(47.4)	27.0
Cross-currency swap contracts	(12.5)	—	—
Net investment hedges	47.1	99.8	138.7
The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(43.0) and $(13.3) as of June 30, 2020 and 2019, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(25.5). As of June 30, 2020, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2020		2019		2018
	Net Revenues	Interest expense, net	Cost of sales	Interest expense, net	Net Revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.6	$—	$0.1	$—	$(0.8)	$(0.7)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(10.8)	—	12.4	—	—	6.9
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2020	2019	2018
Foreign exchange contracts	Selling, general and administrative expenses	$(0.8)	$—	$(0.8)
Foreign exchange contracts	Interest income (expense), net	(3.1)	0.1	17.5
Foreign exchange contracts	Other income (expense), net	0.4	—	0.2

21. MANDATORILY REDEEMABLE FINANCIAL INTEREST
United Arab Emirates subsidiary
The Company is required under a shareholders agreement to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. The Company has determined such shares to be a mandatorily redeemable financial interest (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement. As of June 30, 2020 and 2019, the liability amounted to $8.8 and $7.5, respectively, of which $6.9 and $6.1, respectively, was recorded in Other noncurrent liabilities and $1.9 and $1.4, respectively, was recorded in Accrued expenses and other current liabilities.
The assets of the U.A.E. subsidiary are restricted in that they are not available for general business use outside the context of the U.A.E. subsidiary and creditors (or beneficial interest holders) do not have recourse to the Company or to its other assets. The U.A.E. subsidiary has total assets and total liabilities of $25.8 and $15.1 as of June 30, 2020, and $37.2 and $26.7 as of June 30, 2019, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
22. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2020, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East.
Younique
On September 16, 2019, the Company completed the sale of all of its membership interest in Foundation, which held the net assets of Younique. On the date of this transaction, the Younique membership holders had a 40.7% membership interest in Foundation. See Note 4—Business Combinations, Asset Acquisitions and Divestitures. As a result of the Company’s sale of its membership interest in Foundation, RNCI of $360.4 was derecognized as of the date of sale.
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
Subsidiary in the Middle East
As of June 30, 2020, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $79.1 and $86.5 as the redeemable noncontrolling interest balances as of June 30, 2020 and 2019, respectively.

Middle East
Percentage of redeemable noncontrolling interest(a)	25%
Earliest exercise date(s)(b)	December 2028
Formula of redemption value(c)	3-year average of EBIT * 6

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
23. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2020, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2020, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 765.1.
In the fiscal years ended June 30, 2020, 2019, and 2018, the Company issued 1.4, 1.0, and 2.9 million shares of its Class A Common Stock, respectively, and received $2.7, $5.2, and $22.6, in cash, respectively, in connection with the exercise of employee stock options and settlement of RSUs and special incentive awards. During the fiscal year ended June 30, 2020, the Company granted 2.3 million restricted stock awards to employees. Of the 2.3 million, 0.3 million were withheld for employee taxes and 2.0 million shares of Class A Common Stock were issued. Of the 2.0 million shares, 0.6 million shares vested immediately but are restricted from trading for one year and 1.4 million shares will vest in equal installments over the next three fiscal years.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During the fiscal years ended June 30, 2020, 2019 and 2018, Cottage Holdco B.V. (“Cottage”), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), and JABC acquired 10.6, 10.8 and 14.9 shares, respectively, of Class A Common Stock in the open market. During the year ended June 30, 2020, JABC acquired 3.3 million shares of Class A Common Stock from the Company’s former CEO and elected to receive 7.3 million shares of Class A Common Stock, under the Company’s dividend reinvestment program. The Company did not receive any proceeds from these stock purchases conducted by Cottage or JABC.
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
Series A and A-1 Preferred Stock
The Series A Preferred Stock, with a par value of $0.01, are not entitled to receive any dividends and have no voting rights except as required by law. As of June 30, 2020, total authorized shares of preferred stock are 20.0 million.
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
On March 27, 2020, the Company reacquired, retired and cancelled 7.9 million shares of its Series A-1 Preferred Stock, reducing the total authorized number of shares of Series A-1 Preferred Stock from 7.9 million to zero shares.
The Series A and Series A-1 Preferred Stock were issued to executive officers and directors under subscription agreements. Generally, the subscription agreements entitle the holder of the vested Series A or Series A-1 Preferred Stock to exchange the Series A or Series A-1 Preferred Stock into either cash or shares of Class A Common Stock, at the election of the Company, at the exchange value. The exchange value is generally equal to the difference between the 10-day trailing average closing price of a share of Class A Common Stock on the date of exchange and a predetermined hurdle price. The Series A Preferred Stock generally vests on the fifth anniversary of issuance, subject to continued employment with the Company and investment by the holder in shares of Class A Common Stock throughout the vesting period. The Series A-1 Preferred Stock generally vests on graded vesting terms where 60% of the award granted vests after three years, 20% of the award granted vests after four years and 20% of the award granted vests after five years, subject to continued employment with the Company and investment by the holder in shares of Class A Common Stock throughout the vesting period. To the extent the Company controls whether such shares will be settled in cash or equity and intends to settle the grant in equity, the grant is treated as an equity grant, otherwise the grant is treated as a liability grant.
The following table summarizes the key terms of each outstanding issuance of Series A Preferred Stock:

Issuance Date	Type	Number of Shares Awarded at Grant Date (millions of shares)	Number of Shares Outstanding (millions of shares)	Hurdle Price per Share
February 16, 2017 (a)	Series A	0.5	0.3	$22.66
March 27, 2017 (a) (b)	Series A	1.0	1.0	$22.39
November 16, 2017 (a)	Series A	1.0	0.2	$19.85

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(a)If the holder does not exchange the vested Series A Preferred Stock by a specified expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at election of the Company.
(b)This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2020. Income of $1.9 and $0.1 and $1.7 was recorded during fiscal 2020, 2019 and 2018, respectively, and has been included in Selling, general and administrative expense on the Consolidated Statements of Operations.
As of June 30, 2020, total issued and outstanding shares of Series A and Series A-1 Preferred Stock are 1.5 million and nil, respectively. Of the 1.5 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017, 0.3 million shares vest on February 16, 2022 and 0.2 million shares vest on November 16, 2022. As of June 30, 2020, the Company classified nil Series A and Series A-1 Preferred Stock as equity and $0.1 as a liability, inclusive of the related cash bonuses, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Convertible Series B Preferred Stock
On May 11, 2020, the Company entered into an Investment Agreement with KKR Aggregator (the “Investor”), relating to the issuance and sale by the Company to the Investor of up to 1,000,000 shares of the Company’s new Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $1,000.0, or $1,000 per share (the “Issuance”). The Issuance was proposed to be issued in two tranches: (i) an initial issuance of 750,000 shares of Series B Preferred Stock (the “Initial Issuance”) and (ii) a subsequent issuance of 250,000 shares of Series B Preferred Stock (the “Second Issuance”), which was subject to the execution and delivery of a definitive purchase agreement between the Company and the Investor or certain of its affiliates in respect of the Wella Business.
On May 26, 2020 (the “Closing Date”), the Company and the Investor completed the issuance and sale of 750,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $750.0. In connection with the issuance of the Series B Preferred Stock, the Company incurred direct and incremental expenses of $40.7, comprised of transaction fees, and financial advisory and legal expenses, which reduced the carrying value of the Series B Preferred Stock. Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. The Series B Preferred Stock had accrued unpaid dividends of $6.5 as of June 30, 2020. There were no dividends paid in relation to the Series B Preferred Stock in the year ended June 30, 2020.
On July 31, 2020, the Company completed the previously announced issuance and sale of 250,000 shares of the Company’s Series B Preferred Stock to the Investor for an aggregate purchase price of $250.0.
Dividend Rights and Liquidation Preferences. The Series B Preferred Stock rank senior to our common stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $1,000.0 upon issuance. Holders of the Series B Preferred Stock are entitled to the dividend at the rate of 9% per annum, accruing daily and payable quarterly in arrears. The dividend rate will increase by a 1% on the seven-year anniversary of the Closing Date and shall increase by an additional 1% on each subsequent anniversary up to a total of 12%. If the Company does not declare and pay a dividend on the Series B Preferred Stock on any dividend payment date, the dividend rate will increase by 1% per annum until all accrued but unpaid dividends have been paid in full. Dividends will be payable in cash, by increasing the amount of accrued dividends with respect to a share of Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. Accrued and unpaid dividends are not payable in shares unless the Series B Preferred Stock is converted to Common Stock.
Conversion Features. The Series B Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial conversion price of $6.24 per share of Series B Preferred Stock and an initial conversion rate of 160.2564 shares of Common Stock per share of Series B Preferred Stock. At any time after the third anniversary of the closing date, if the volume weighted average price of the Common Stock exceeds $12.48 per share for at least 20 trading dates in any period of 30 consecutive trading days, at the election of the Company, all or any portion of the Series B Preferred Stock will be convertible into the relevant number of shares of Common Stock. As of June 30, 2020, Series B Preferred Stock and Accrued Dividends were convertible into 121,233,944 shares of Common Stock.
Redemption Features. At any time following the fifth anniversary of the Closing Date, the Company may redeem some or all of the Series B Preferred Stock for a per share amount in cash equal to (i) the sum of (x) 100% of the liquidation preference plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 107% if the redemption occurs at any time after the fifth anniversary of the Closing Date and prior to the sixth anniversary of the Closing Date, (B) 105% if the redemption occurs at

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
any time after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, and (C) 100% if the redemption occurs at any time after the seventh anniversary of the Closing Date.
Voting rights. Holders of Series B Preferred Stock are entitled to vote with holders of Common Stock on an as-converted basis, subject to the Ownership Limitation as defined in the Investment Agreement. Holders of the Series B Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series B Preferred Stock, authorizations or issuances by the Company of securities that are senior to, or equal in priority with, the Series B Preferred Stock, increases or decreases in the number of authorized shares of Series B Preferred Stock, and issuances of shares of the Series B Preferred Stock.
Change of Control Put. Upon certain change of control events involving the Company holders of Series B Preferred Stock may, at the holder’s election (i) convert their shares of Series B Preferred Stock into Common Stock at the then-current conversion price or (ii) cause the Company to redeem their shares of Series B Preferred Stock in an amount in cash equal to (x) if the change of control occurs on or before the fifth anniversary of the Closing Date, 110% of the sum of the liquidation preference thereof plus any accrued and unpaid dividends and (y) if the change of control occurs on or after the fifth anniversary of the Closing Date, 100% of the Redemption Price, provided that in the case of either clause (i) or (ii) above, if such change of control occurs on or before the fifth anniversary of the Closing Date, the Company will also be required to pay the holders of the Series B Preferred Stock a “make-whole” premium.
Participation and Other Pertinent Rights. Pursuant to the Investment Agreement, the Company increased the size of its board of directors (the “Board”) in order to elect two individuals designated by the Investor (the “Designees”) to the Board.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends, in keeping with the 2018 Coty Credit Agreement, as amended, which is expected to last through April 21, 2021 or until such later date that a Net debt to Adjusted EBITDA of 4x is reached.
During fiscal 2020, prior to the Board’s decision to suspend the payment of dividends, the Company maintained a Stock Dividend Reinvestment Program and had registered a total of 19.3 million shares of Class A Common Stock for purchase under the program. All holders of records of Class A Common Stock had the opportunity to participate in the program; if a holder elected to participate in the program, fifty percent (50%) of their cash dividends were reinvested in additional shares of Class A Common Stock.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The following dividends were declared during fiscal years 2020, 2019 and 2018:

Declaration Date	Dividend Type	Dividend Per Share	Holders of Record Date	Dividend Value	Dividend Payment Date	Dividends Settled in Cash	Dividends Settled in Stock (a)	Dividends Payable (b)
Fiscal 2020
August 28, 2019	Quarterly	$0.125	September 9, 2019	$95.3	September 30, 2019	$63.3	$30.9	$1.1
November 6, 2019	Quarterly	0.125	November 18, 2019	96.1	December 27, 2019	65.5	29.3	1.3
February 5, 2020	Quarterly	0.125	February 18, 2020	96.3	March 27, 2020	66.4	28.7	1.2
Fiscal 2020		$0.375		$287.7		$195.2	$88.9	$3.6

Fiscal 2019
August 21, 2018	Quarterly	$0.125	August 31, 2018	$94.6	September 14, 2018	$93.8	N/A	$0.8
November 7, 2018	Quarterly	0.125	November 30, 2018	95.1	December 14, 2018	93.9	N/A	1.2
February 8, 2019	Quarterly	0.125	February 28, 2019	95.1	March 15, 2019	93.9	N/A	1.2
May 8. 2019	Quarterly	0.125	June 6, 2019	95.1	June 28, 2019	63.4	30.6	1.1
Fiscal 2019		$0.500		$379.9		$345.0	$30.6	$4.3

Fiscal 2018
August 22 2017	Quarterly	$0.125	September 1, 2017	$94.4	September 14, 2017	$93.6	N/A	$0.8
November 9, 2017	Quarterly	0.125	November 30, 2017	94.6	December 14, 2017	93.7	N/A	0.9
February 8, 2018	Quarterly	0.125	February 28, 2018	94.6	March 15, 2018	93.8	N/A	0.8
May 9, 2018	Quarterly	0.125	May 31, 2018	94.6	June 14, 2018	93.8	N/A	0.8
Fiscal 2018		$0.500		$378.2		$374.9	N/A	$3.3

(a)The June 28, 2019, September 30, 2019, December 27, 2019 and March 27, 2020 stock dividend payments of $30.6, $30.9, $29.3 and $28.7 resulted in the issuances of 2.4 million, 3.2 million, 2.4 million and 2.4 million shares of Class A Common Stock, respectively.
(b)The dividend payable is the value of the remaining dividends payable upon settlement of the RSUs and phantom units outstanding as of the Holders of Record Date. Dividends payable are recorded as Accrued expense and other current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheet.
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Consolidated Balance Sheet as of June 30, 2020 was $196.3, consisting of $195.2 dividends settled in cash, $3.6 dividends payable, offset by $2.5 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.7 for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2020. Thus, total dividends settled in cash during the twelve months ended June 30, 2020 was $196.9.
Total accrued dividends on unvested RSUs and phantom units of $2.0 and $4.7, $2.2 and $5.2 and $0.8 and $5.2 are included in Accrued expense and other current liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheet as of June 30, 2020, 2019 and 2018, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2018	$31.7	$115.0	$(44.3)	$56.4	$158.8
Other comprehensive income before reclassifications	(35.5)	99.8	(213.1)	(53.8)	(202.6)
Net amounts reclassified from AOCI/(L) (a)	(9.5)	—	—	(5.5)	(15.0)
Net current-period other comprehensive income	(45.0)	99.8	(213.1)	(59.3)	(217.6)
Ending balance at June 30, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)
Other comprehensive income before reclassifications	(37.5)	47.1	(426.4)	18.9	(397.9)
Net amounts reclassified from AOCI/(L) (a)	7.8	—	—	(7.3)	0.5
Net current-period other comprehensive income	(29.7)	47.1	(426.4)	11.6	(397.4)
Ending balance at June 30, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)

(a) Amortization of actuarial gains (losses) of $10.5 and $7.0, net of taxes of $3.2 and $1.5, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2020 and 2019, respectively (see Note 19—Employee Benefit Plans).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Subject to certain restrictions on repurchases of shares through September 30, 2018 imposed by the tax matters agreement, dated October 1, 2016, between the Company and P&G entered into in connection with the P&G Beauty Business acquisition, repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2020, the Company has $396.8 remaining under the Incremental Repurchase Program. There were no share repurchase activities during the years ended June 30, 2020, 2019 and 2018 under the Incremental Repurchase Program.
24. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2020, up to 74.6 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans, of which 61.3 million shares were available. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Total share-based compensation from continuing operations is shown in the table below:

	2020	2019	2018
Equity plan expense (a)	$24.8	$13.4	$28.9
Equity plan modified and cash settled	18.3	—	—
Liability plan (income) expense	(2.0)	(2.1)	(1.0)
Fringe expense	1.1	0.4	2.5
Total share-based compensation expense	$42.2	$11.7	$30.4
(a) Equity Plan shared-based compensation expense of $31.8 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the period ended June 30, 2020. Of the $31.8, $7.0 was reclassified to discontinued operations.
The share-based compensation expense for fiscal 2020, 2019 and 2018 of $42.2, $11.7 and $30.4, respectively, includes $48.9, $30.0, and $30.4 expense for the respective period offset by $(6.7), $(18.3) and nil income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments and the impact of actual forfeitures on the change in estimated forfeiture rates during the period. During fiscal 2020, $18.3 of share-based compensation expense related to the repurchase of Series A-1 Preferred Stock shares from the Company’s former CEO.
As of June 30, 2020, the total unrecognized share-based compensation expense related to unvested stock options, Series A and Series A-1 Preferred Stock, restricted stock, restricted stock units and other share awards is $24.3, nil, $6.3 and $69.7, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred Stock, restricted stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 3.45, nil, 1.93 and 2.23 years, respectively.
Nonqualified Stock Options
During fiscal 2020, 2019 and 2018, the Company granted 2.2 million, 19.4 million and 5.9 million nonqualified stock option awards, respectively. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
During fiscal 2020, 2019 and 2018, the share-based compensation expense recognized on nonqualified stock options is based upon the fair value on the grant date estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2020	2019	2018
Expected life	7.4 years	6.5 years	7.5 years
Risk-free interest rate	1.63%	2.56%	2.19%
Expected volatility	41.67%	40.73%	36.03%
Expected dividend yield	4.10%	4.64%	2.98%
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding nonqualified stock options as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2019	27.9	$12.89
Granted	2.2	12.21
Exercised	(0.3)	9.56
Forfeited	(11.8)	12.79
Outstanding at June 30, 2020	18.0	$12.93
Vested and expected to vest at June 30, 2020	15.0	$12.75	$—	7.92
Exercisable at June 30, 2020	0.8	$10.24	$—	0.82
Of the 18.0 million stock options outstanding, 9.8 million vest on the fifth anniversary of the grant date and 8.2 million vest on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years.
The grant prices of the outstanding options as of June 30, 2020 ranged from $8.25 to $20.42. The grant prices for exercisable options ranged from $9.20 to $10.50.
A summary of the aggregated weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised for fiscal 2020, 2019 and 2018 is presented below:

	2020	2019	2018
Weighted-average grant date fair value of stock options	$3.41	$2.87	$4.87
Intrinsic value of options exercised	6.1	11.5	32.2
The Company’s non-vested nonqualified stock options as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2019	26.8	$3.72
Granted	2.2	3.41
Forfeited	(11.8)	3.64
Non-vested at June 30, 2020	17.2	$3.73
The share-based compensation expense recognized on the nonqualified stock options is $3.6, $4.3 and $10.7 during fiscal 2020, 2019 and 2018, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 0.8 million, 1.4 million and 2.0 million shares in fiscal 2020, 2019 and 2018, respectively, and received matching nonqualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus LTIP. There was no share-based compensation expense recorded in connection with Purchased Shares for fiscal 2020, 2019 and 2018. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A and Series A-1 Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2020, 2019 and 2018 and the Company recognized an (income) expense of $15.8, $(4.4) and $0.1 in fiscal 2020, 2019 and 2018, respectively. See Note 23—Equity and Convertible Preferred Stock for additional information.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On February 27, 2020, the Company agreed to repurchase 6.9 million shares of Series A-1 Preferred Stock from the former CEO for $18.3, which settled in cash during the fiscal 2020. The repurchase was treated as a modification of stock compensation awards’ vesting and settlement terms. The Company recorded an incremental expense of $18.3 related to the modification during the fiscal 2020.
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

	2020	2019	2018
Expected life, in years	3.74 years	4.97 years	4.52 years
Expected volatility	53.20%	42.53%	35.00%
Risk-free rate of return	0.24%	2.45%	2.70%
Dividend yield on Class A Common Stock	8.39%	6.19%	3.55%
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
The Company’s outstanding Series A and Series A-1 Preferred Shares as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2019	9.4	$11.47
Forfeited	(7.9)	9.46
Outstanding at June 30, 2020	1.5	22.10
Vested and expected to vest at June 30, 2020	1.0	$22.39	$—	3.74

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s non-vested shares of Series A and Series A-1 Preferred Stock as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2019	8.4	$1.39
Forfeited	(7.9)	3.72
Non-vested at June 30, 2020	0.5	$3.55
Restricted Share Units
On October 1, 2018, the Company’s Board of Directors approved a modification of the vesting schedules for certain RSUs granted during fiscal 2018, 2019 and 2020 to improve the Company’s ability to retain the affected employees, from five year cliff vesting to graded vesting where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. Five hundred sixty employees held outstanding awards subject to the October 1, 2018 modification. During the fiscal year ended June 30, 2020, the incremental stock based compensation expense resulting from the modification was offset by income from actual and expected forfeitures in the modified awards.
During fiscal 2020, 2019 and 2018, 6.2 million, 6.9 million and 3.7 million RSUs were granted under the Omnibus LTIP and 0.1 million, 0.1 million and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s outstanding RSUs as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2019	10.5
Granted	6.4
Settled	(1.4)
Cancelled	(3.6)
Outstanding at June 30, 2020	11.9
Vested and expected to vest at June 30, 2020	10.1	$45.4	2.16
The share-based compensation expense recorded in connection with the RSUs was $18.2, $11.8 and $19.6 during fiscal 2020, 2019 and 2018, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2019	10.2	$14.79
Granted	6.4	10.95
Vested	(1.4)	21.41
Cancelled	(3.6)	13.17
Outstanding and nonvested at June 30, 2020	11.6	$12.48

The total intrinsic value of RSUs vested and settled during fiscal 2020, 2019 and 2018 is $30.3, $11.1 and $12.5, respectively.
Restricted Stock
During fiscal 2020, 2.3 million restricted stock awards were granted under the Omnibus LTIP.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding Restricted Stock as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2019	—
Granted	2.3
Settled	(0.9)
Outstanding at June 30, 2020	1.4
Vested and expected to vest at June 30, 2020	1.3	$—	1.88
The share-based compensation expense recorded in connection with the restricted stock was $4.6 during fiscal 2020.
The Company’s outstanding and non-vested restricted stock as of June 30, 2020 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2019	—	$—
Granted	2.3	5.08
Vested	(0.9)	5.08
Outstanding and nonvested at June 30, 2020	1.4	$5.08
The total intrinsic value of Restricted Stock vested and settled during fiscal 2020 was $4.5.
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
25. NET LOSS ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net loss attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net loss attributable to Coty Inc. less any dividends on Convertible Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net loss attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Convertible Series B Preferred Stock and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Convertible Series B Preferred Stock as of June 30, 2020, 2019 and 2018. The dilutive effect of the outstanding instruments, excluding the Convertible Series B Preferred Stock is reflected in diluted EPS by application of the treasury stock method. The dilutive effect of the Convertible Series B Preferred Stock is reflected in diluted EPS by application of the if-converted method.
Net loss attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2020, 2019 and 2018. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2020	2019	2018
Amounts attributable to Coty Inc.:
Net loss from continuing operations	$(1,093.9)	$(3,905.2)	$(403.3)
Convertible Series B Preferred Stock dividends	(6.5)	—	—
Net loss from continuing operations attributable to common stockholders	(1,100.4)	(3,905.2)	(403.3)
Net income from discontinued operations, net of tax	87.2	121.0	234.5
Net (loss) income attributable to common stockholders	$(1,013.2)	$(3,784.2)	$(168.8)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	759.1	751.2	749.7
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	—	—
Effect of restricted stock and RSUs(b)	—	—	—
Effect of Convertible Series B Preferred Stock(c)	—	—	—
Weighted-average common shares outstanding—Diluted	759.1	751.2	749.7

(Loss) Earnings per common share
(Loss) from continued operations per common share - basic	$(1.45)	$(5.20)	$(0.54)
(Loss) from continued operations per common share - diluted	$(1.45)	$(5.20)	$(0.54)

Earnings from discontinued operations - basic	$0.12	$0.16	$0.31
Earnings from discontinued operations - diluted	$0.12	$0.16	$0.31

(Loss) per common share - basic	$(1.33)	$(5.04)	$(0.23)
(Loss) per common share - diluted	$(1.33)	$(5.04)	$(0.23)

(a)As of June 30, 2020, 2019 and 2018, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of common stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b)As of June 30, 2020, 2019 and 2018, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(c)As of June 30, 2020, Convertible Series B Preferred Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
26. LEGAL AND OTHER CONTINGENCIES
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
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. This case remains at an early stage.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for 2016-2017 tax periods. These tax assessments, including estimated interest and penalties, through June 30, 2020 amount to a total R$249.0 million (approximately $46.1 as of June 30, 2020). Additionally, the Company received tax assessments related to tax years 2017-2019 during August 2020. These additional tax assessments, including estimated interest and penalties, through June 30, 2020 amount to a total R$579.0 million (approximately $107.1 as of June 30, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the State of Goiás. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Other Commitments
At June 30, 2020, the aggregate future minimum purchase obligations which include commitments to purchase inventory and other services agreements, including amounts related to discontinued operations, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2021	$242.5
2022	76.7
2023	33.7
2024	22.4
2025	1.2
Thereafter	—
Total	$376.5

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

27. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately 11 years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2020, would be approximately $5.6. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Relationship with KKR
As noted previously, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. Assuming full conversion of the preferred stock and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 17% stake.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business. KKR will own 60% of this separately managed entity and Coty will own the remaining 40%.
During fiscal 2020, fees of $25.5 were paid to KKR in connection with the initial and subsequent closings of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal 2020.
From time to time, certain funds held by KKR may hold the Company’s Notes. These funds may receive principal and interest payments on the same terms as other investors in the Company’s Notes.
Consulting Services and Other Arrangements
The Company had engaged certain affiliates of JAB to provide us with marketing technology services on customary market terms. As of June 30, 2020, these arrangements were no longer in effect. In addition, our former subsidiary, Beamly, entered into service agreements with affiliates of JAB for the provision of digital media services on customary market terms. Fees under each of these arrangements totaled less than $1.0 in fiscal 2020 and 2019, respectively.
Beatrice Ballini, a director, serves as a senior member of the Retail Practice and a leader of the Board and CEO Advisory Partners group at Russell Reynolds Associates. From time to time, the Company has engaged Russell Reynolds Associates, a global leadership and search firm, for recruiting assistance. The amounts of such services provided to the Company for fiscal 2020 and 2019 were $0.6 and $0.1, respectively.
In connection with the appointment of Fiona Hughes as our Chief Marketing Officer, Consumer Beauty, the Company agreed in principle to a secondment arrangement with Jacobs Douwe Egberts B.V., an affiliate of JAB, for the reimbursement of certain employment-related expenses through a transition period that ended February 2020. The amount of such reimbursement was approximately $0.6 for fiscal 2020.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

28. SUBSEQUENT EVENTS

On July 31, 2020, the Company and KKR Aggregator, completed the previously announced issuance and sale of 250,000 shares of the Company’s Convertible Series B Preferred Stock, for an aggregate purchase price of $250.0, pursuant to the terms of the Investment Agreement, dated as of May 11, 2020 and as amended on June 1, 2020. See Note 23—Equity and Convertible Preferred Stock for additional information on the Investment Agreement.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2020, 2019, and 2018
($ in millions, except per share data)
Valuation and Qualifying Accounts(d)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Received through Acquisition	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2020	$48.1	$—	$55.4		$(12.4)	(a)(b)	$91.1
2019	81.8	—	11.6		(45.3)	(a)(b)	48.1
2018	58.5	—	16.3		7.0	(a)(b)	81.8
Allowance for customer returns:
2020	$56.3	$—	$160.5		$(149.0)		$67.8
2019	81.1	—	161.2		(186.0)		56.3
2018	67.3	10.1	169.8		(166.1)		81.1
Deferred tax valuation allowances:
2020	$67.7	$—	$11.4	(c)	$(24.2)		$54.9
2019	104.6	—	4.6	(c)	(41.5)		67.7
2018	60.3	—	54.7	(c)	(10.4)		104.6

(a)Includes reclassification between the allowance for doubtful accounts and gross trade receivables for presentation purposes.
(b)Includes amounts written-off, net of recoveries and cash discounts.
(c)Includes foreign currency translation adjustments unless otherwise noted.
(d)Includes amounts from continuing operations and held for sale.
1