Form 10-Q
period 2020-09-30
COTY INC.
filed 2020-11-06
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 30, 2020, 765,902,896 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net revenues	$1,124.1	$1,411.2
Cost of sales	464.9	561.9
Gross profit	659.2	849.3
Selling, general and administrative expenses	583.4	806.7
Amortization expense	65.4	58.3
Restructuring costs	30.1	4.8
Acquisition and divestiture-related costs	46.3	—
Gain on divestitures and sale of brand assets	—	(84.5)
Operating (loss) income	(66.0)	64.0
Interest expense, net	62.1	63.1
Other (income) expense, net	(5.8)	2.3
Loss from continuing operations before income taxes	(122.3)	(1.4)
Provision (benefit) for income taxes on continuing operations	(244.9)	(18.2)
Net income from continuing operations	122.6	16.8
Net income from discontinued operations	104.7	39.5
Net income	227.3	56.3
Net income attributable to noncontrolling interests	0.4	2.8
Net income attributable to redeemable noncontrolling interests	5.5	1.2
Net income attributable to Coty Inc.	$221.4	$52.3
Amounts attributable to Coty Inc.
Net income from continuing operations	116.7	12.8
Convertible Series B Preferred Stock dividends	(20.8)	—
Net income from continuing operations attributable to common stockholders	95.9	12.8
Net income from discontinued operations	104.7	39.5
Net income attributable to common stockholders	$200.6	$52.3

Earnings per common share
Earnings from continued operations per common share - basic	$0.13	$0.02
Earnings from continued operations per common share - diluted	0.13	0.02
Earnings from discontinued operations - basic	0.13	0.05
Earnings from discontinued operations - diluted	0.11	0.05
Earnings per common share - basic	0.26	0.07
Earnings per common share - diluted	0.24	0.07
Weighted-average common shares outstanding:
Basic	763.9	754.2
Diluted	916.7	758.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Net income	$227.3	$56.3
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10.5)	(122.6)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(1.9) and $0.2 during the three months ended, respectively	5.7	(1.2)
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $0.0 during the three months ended, respectively	(1.2)	(0.8)
Total other comprehensive loss, net of tax	(6.0)	(124.6)
Comprehensive income (loss)	221.3	(68.3)
Comprehensive income attributable to noncontrolling interests:
Net income	0.4	2.8
Foreign currency translation adjustment	(0.1)	—
Total comprehensive income attributable to noncontrolling interests	0.3	2.8
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.5	1.2
Comprehensive income (loss) attributable to Coty Inc.	$215.5	$(72.3)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$535.7	$308.3
Restricted cash	39.6	43.7
Trade receivables—less allowances of $56.5 and $57.3, respectively	521.7	440.1
Inventories	727.7	678.2
Prepaid expenses and other current assets	388.1	411.6
Current assets held for sale	4,763.4	4,613.1
Total current assets	6,976.2	6,495.0
Property and equipment, net	1,051.2	1,081.6
Goodwill	4,023.7	3,973.9
Other intangible assets, net	4,423.5	4,372.1
Operating lease right-of-use assets	335.4	371.4
Deferred income taxes	900.1	362.4
Other noncurrent assets	70.0	72.4
TOTAL ASSETS	$17,780.1	$16,728.8
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086.3	$1,190.3
Accrued expenses and other current liabilities	1,289.4	1,111.6
Short-term debt and current portion of long-term debt	195.4	188.3
Current operating lease liabilities	92.6	105.0
Income and other taxes payable	29.2	33.8
Current liabilities held for sale	985.1	956.7
Total current liabilities	3,678.0	3,585.7
Long-term debt, net	8,134.8	7,892.1
Long-term operating lease liabilities	289.2	317.4
Pension and other post-employment benefits	405.5	400.3
Deferred income taxes	479.9	175.1
Other noncurrent liabilities	305.0	334.5
Total liabilities	13,292.4	12,705.1
COMMITMENTS AND CONTINGENCIES (See Note 19)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 1.0 and 0.8 issued and 1.0 and 0.8 and outstanding, respectively, at September 30, 2020 and June 30, 2020	979.0	715.8
REDEEMABLE NONCONTROLLING INTERESTS	83.1	79.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at September 30, 2020 and June 30, 2020	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 831.2 and 830.6 issued and 765.7 and 765.1 outstanding, respectively, at September 30, 2020 and June 30, 2020	8.3	8.3
Additional paid-in capital	10,434.1	10,447.4
Accumulated deficit	(5,332.9)	(5,548.6)
Accumulated other comprehensive income	(462.1)	(456.2)
Treasury stock—at cost, shares: 65.5 at September 30, 2020 and June 30, 2020	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,201.1	3,004.6
Noncontrolling interests	224.5	224.2
Total equity	3,425.6	3,228.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$17,780.1	$16,728.8
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2020
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stick
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
BALANCE as adjusted—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Exercise of employee stock options and restricted stock units			0.6		—					—		—
Shares withheld for employee taxes					(1.0)					(1.0)		(1.0)
Share-based compensation expense					6.2					6.2		6.2
Changes in dividends accrued			—		0.8					0.8		0.8
Dividends accrued- Convertible Series B Preferred Stock					(20.8)					(20.8)		(20.8)		20.8
Net income						221.4				221.4	0.4	221.8	5.5
Other comprehensive loss							(5.9)			(5.9)	(0.1)	(6.0)
Adjustment of redeemable noncontrolling interests to redemption value					1.5					1.5		1.5	(1.5)
BALANCE—September 30, 2020	1.5	$—	831.2	$8.3	$10,434.1	$(5,332.9)	$(462.1)	65.5	$(1,446.3)	$3,201.1	$224.5	$3,425.6	$83.1	$979.0
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stick
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASU No. 2016-16						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1	—	0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—		—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	0.1	822.5	8.1	10,566.1	(4,489.6)	(183.4)	65.5	(1,446.3)	4,455.0	9.3	4,464.3	94.6	—

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227.3	$56.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.2	179.2
Non-cash lease expense	18.0	26.1
Deferred income taxes	(216.0)	(32.6)
Provision for bad debts	(3.4)	9.8
Provision for pension and other post-employment benefits	2.1	9.0
Share-based compensation	7.0	6.2
Gain on divestitures and sale of brand assets	—	(84.5)
Foreign exchange effects	16.9	2.0
Other	9.7	10.4
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	(149.7)	71.7
Inventories	(15.5)	(72.9)
Prepaid expenses and other current assets	9.2	(12.1)
Accounts payable	(103.9)	(103.2)
Accrued expenses and other current liabilities	152.6	4.0
Operating lease liabilities	(34.9)	(26.7)
Income and other taxes payable	(3.4)	4.4
Other noncurrent assets	9.7	(8.2)
Other noncurrent liabilities	(29.3)	1.0
Net cash provided by operating activities	42.6	39.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.9)	(86.4)
Proceeds from sale of business, net of cash disposed	27.0	25.6
Termination of currency swaps designated as net investment hedges	(37.6)	—
Net cash used in investing activities	(81.5)	(60.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term debt, original maturity less than three months	1.6	(3.4)
Proceeds from revolving loan facilities	637.4	972.6
Repayments of revolving loan facilities	(554.2)	(776.5)
Repayments of term loans and other long-term debt	(48.3)	(46.1)
Dividend payment	(0.8)	(63.3)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	—	0.6
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(4.5)
Proceeds from issuance of Convertible Series B Preferred Stock	227.2	—
Net proceeds from foreign currency contracts	3.3	5.3
Purchase of remaining mandatorily redeemable noncontrolling interest	—	(45.0)
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(0.5)	(2.6)
All other	(1.5)	(0.4)
Net cash provided by financing activities	264.2	36.7

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2.0)	(14.8)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	223.3	1.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	352.0	380.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$575.3	$381.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$44.3	$57.7
Net cash (refunds)/payments for income taxes	(16.1)	39.7
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$46.0	$67.2
Non-cash Common Stock dividend	—	30.9
Non-cash Preferred Stock dividend	20.8	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2021” refer to the fiscal year ending June 30, 2021. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
On June 1, 2020, the Company entered into a definitive agreement with KKR Rainbow Aggregator (Asset) GP LLC (along with KKR Rainbow Aggregator L.P., "KKR"), regarding a strategic transaction (“Wella Transaction”) for the sale of Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”), valuing the businesses at $4,300.0 on a cash- and debt-free basis. KKR will own 60% of this separately managed entity and Coty will own the remaining 40%. As a result of the above mentioned agreement, the Company’s financial statements present the Wella Business to be sold as discontinued operations and the related assets and liabilities as held for sale. Additionally, the Company recast its segment results due to the discontinued operations presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2020. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2021. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2020 and June 30, 2020, the Company had restricted cash of $39.6 and $43.7, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2020 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2020. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.

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
Tax Information
The effective income tax rate for the three months ended September 30, 2020 and 2019 was 200.2% and 1,300.0%. The positive effective tax rate for both periods results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended September 30, 2020, as compared with the three months ended September 30, 2019, is primarily due to a preliminary benefit of $220.5 recorded in the current period and the US GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the current period is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2020 and June 30, 2020, the gross amount of UTBs was $281.2 and $277.9, respectively. As of September 30, 2020, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $154.5. As of September 30, 2020 and June 30, 2020, the liability associated with UTBs, including accrued interest and penalties, was $175.3 and $170.7, respectively, which was recorded in Income and other taxes payable and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.3 and $1.4 for the three months ended September 30, 2020 and 2019, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020 was $20.8 and $19.3, respectively. On the basis of the information available as of September 30, 2020, it is reasonably possible that a decrease of up to $36.0 in UTBs may occur within 12 months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 and ASU 2018-19, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company adopted this guidance in the first quarter of fiscal 2021 and the cumulative effect adjustment from adoption was immaterial to the Company's Condensed Consolidated Financial Statements. On initial recognition, the Company recorded an after-tax cumulative effect decrease to retained earnings of $5.7 ($6.6 pre-tax) as of the beginning of fiscal 2021.
On July 1, 2020, the Company adopted Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard had no impact on the Company's Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”) , regarding a strategic transaction for the sale of Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, the “Wella Business”), valuing the businesses at $4,300.0 on a cash- and debt-free basis. KKR will own 60% of this separately managed business and Coty will own the remaining 40%. The transaction is expected to close during the second quarter of fiscal 2021.
On June 1, 2020, the Company and KKR Bidco also entered into a Separation Agreement, which sets forth the terms and conditions on which the Wella Business will be separated from the Company.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Wella Business assets and liabilities which will be included in the sale are presented as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets. The Wella Business historically comprised the Professional Beauty reportable segment and the Retail Hair business was historically included in the Americas, EMEA and Asia Pacific reportable segments.

The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

	Three Months Ended September 30,
	2020	2019
Net revenues	$566.4	$531.6
Cost of sales	181.0	176.5
Gross profit	385.4	$355.1
Selling, general and administrative expenses	240.0	265.9
Amortization expense	—	26.0
Restructuring costs	—	1.2
Operating income	145.4	62.0
Interest expense, net (a)	11.8	14.3
Other (income) expense, net	0.1	(0.1)
Income from discontinued operations before income taxes	133.5	47.8
Income tax on discontinued operations	28.8	8.3
Net income from discontinued operations	$104.7	$39.5

(a) Interest expense was allocated to the discontinued operations due to a requirement in our Credit Agreement that cash generated from the divestiture of any businesses through March 31, 2021 will be utilized to reduce our debt, other than a maximum of $500.0 that will be used to fund operations.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Three Months Ended September 30,
	2020	2019
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—	$36.3
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$4.7	$7.9

The major components of assets and liabilities of the Wella Business held for sale are provided below. The assets and liabilities held for sale will evolve up to the closing date for normal operational changes as well as contractual adjustments including the finalization of local implementation agreements impacting the separation of the Wella Business in various countries.

	September 30, 2020(a)	June 30, 2020(a)
ASSETS
Trade receivables	$239.3	$168.0
Inventories	252.8	269.2
Prepaid expenses and other current assets	138.1	134.9
Property and equipment, net	246.1	241.3
Goodwill	900.4	874.8
Other intangible assets, net	2,801.1	2,770.4
Operating lease right of use asset	115.4	73.4
Deferred income taxes	21.8	25.5
Other noncurrent assets	48.4	55.6
TOTAL ASSETS HELD FOR SALE	$4,763.4	$4,613.1

LIABILITIES
Accounts payable	$111.9	$128.3
Accrued expenses and other current liabilities	233.4	236.4
Current operating lease liabilities	24.0	17.2
Income and other taxes payable	17.5	15.8
Long-term operating lease liabilities	92.9	65.9
Noncurrent deferred tax liabilities	322.3	324.8
Pension and other post-employment benefits	154.0	140.8
Other noncurrent liabilities	29.1	27.5
TOTAL LIABILITIES HELD FOR SALE	$985.1	$956.7

(a) The Company expects that the transaction will close in the second quarter of fiscal 2021. As such, for the periods ending September 30, 2020 and June 30, 2020, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.
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

	Three Months Ended September 30,
SEGMENT DATA	2020	2019
Net revenues:
Americas	$470.6	$488.8
EMEA	530.4	676.7
Asia Pacific	123.1	190.2
Other	—	55.5
Total	$1,124.1	$1,411.2
Operating income (loss):
Americas	21.3	(17.5)
EMEA	13.0	28.2
Asia Pacific	(19.0)	8.5
Other	—	(10.9)
Corporate	(81.3)	55.7
Total	$(66.0)	$64.0
Reconciliation:
Operating (loss) income	(66.0)	64.0
Interest expense, net	62.1	63.1
Other (income) expense, net	(5.8)	2.3
Loss from continuing operations before income taxes	$(122.3)	$(1.4)

Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2020	2019
Fragrance	55.8%	58.0%
Color Cosmetics	30.2	29.4
Hair Care	0.3	0.3
Skin & Body Care	13.7	12.3
Total Coty Inc.	100.0%	100.0%

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
The following table summarizes the estimated allocation of the purchase price to the net assets as of the January 6, 2020 acquisition date:

	Estimated fair value (a)	Measurement period adjustments (b)	Estimated fair value as adjusted	Estimated useful life (in years)
Cash and cash equivalents	$7.8	—	7.8
Receivables	1.0	—	1.0
Inventories	2.5	—	2.5
Property, plant and equipment	3.6	—	3.6
Collaboration agreement	369.0	—	369.0	20
License agreement	280.0	—	280.0	20
Customer relationships	27.0	—	27.0	1.5
Goodwill	128.6	—	128.6	Indefinite
Net other liabilities	(6.6)	—	(6.6)
Total value	$812.9	—	812.9

Noncontrolling interest	212.9		212.9
Total purchase price	$600.0		$600.0

(a) As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
(b) The Company recorded no measurement period adjustments in the first quarter of fiscal 2021.
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
Business Divestitures
Younique
On August 27, 2019, the Company entered into a Contribution and Redemption Agreement to transfer all of its membership interest in Foundation, which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9. The initial estimate of the pre-tax gain of $84.5 was included in Gain on divestitures and sale of brand assets in the Condensed Consolidated statements of Operations for the three months ended September 30, 2019. During the fiscal year June 30, 2020, the Company recorded a final pre-tax gain of $111.5 resulting from the sale. The final pre-tax gain is included in (Gain) loss on divestitures and sale of brand assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
Younique’s operations are included within Other and its results of operations through the Closing Date are included in the Consolidated Statements of Operations for the three months ended September 30, 2019.
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $0.0 and $0.0 for the three months ended September 30, 2020 and 2019, respectively.

Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, we include write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $46.3 and $0.0 for the three months ended September 30, 2020 and 2019, respectively. Divestiture-related costs incurred during the three months ended September 30, 2020 were primarily related to the definitive agreement with KKR regarding the strategic transaction for the sale of the Wella Business. See Note 1—Description of Business for information on the strategic transaction.
These costs have been recorded in Acquisition and divestiture-related costs in the Condensed Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,
	2020	2019
Transformation Plan	$31.2	$7.6
Other Restructuring	(1.1)	(2.8)
Total	$30.1	$4.8
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $187.8 related to approved initiatives through September 30, 2020, which have been recorded in Corporate.
Over the next three fiscal years, the Company expects to incur approximately $140.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	31.3	(0.4)	0.3	31.2
Cumulative through September 30, 2020	$182.5	$(1.5)	$6.8	$187.8
The related liability balance and activity for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2020	$131.9	$—	$0.7	$132.6
Restructuring charges	33.5	(0.4)	0.3	33.4
Payments	(19.6)	—	—	(19.6)
Changes in estimates	(2.2)	—	—	(2.2)
Non-cash utilization	—	0.4	—	0.4
Adjustment for liabilities reclassified to held for sale	(2.2)	—	—	(2.2)
Effect of exchange rates	4.0	—	—	4.0
Balance—September 30, 2020	$145.4	$—	$1.0	$146.4
The Company currently estimates that the total remaining accrual of $146.4 will result in cash expenditures of approximately $119.3, $26.3 and $0.8 in fiscal 2021, 2022 and thereafter, respectively.

Other Restructuring
In connection with the acquisition and integration of the P&G Beauty Business (the “Global Integration Activities”), which are substantially completed, the Company recorded (income) expenses of $(0.6) and $(2.2) during the three months ended September 30, 2020 and 2019, respectively. The related liability balances were $9.1 and $10.4 at September 30, 2020 and June 30, 2020, respectively. The Company currently estimates that the total remaining accrual of $9.1 will result in cash expenditures of $5.6, $1.2 and $2.3 in fiscal 2021, 2022 and thereafter, respectively.
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(0.5) and $(0.6) during the three months ended September 30, 2020 and 2019, respectively. The related liability balances were $4.4 and $4.1 at September 30, 2020 and June 30, 2020, respectively. The Company currently estimates that the total remaining accrual of $4.4 will result in cash expenditures of $4.2 and $0.2 in fiscal 2021 and 2022, respectively.
8. INVENTORIES
Inventories as of September 30, 2020 and June 30, 2020 are presented below:

	September 30, 2020	June 30, 2020
Raw materials	$145.7	$148.6
Work-in-process	8.4	11.1
Finished goods	573.6	518.5
Total inventories	$727.7	$678.2

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2020 and June 30, 2020 is presented below:

	Americas	EMEA	APAC	Total
Gross balance at June 30, 2020	$3,112.2	$3,638.9	$1,262.9	$8,014.0
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2020	$1,343.5	$1,781.6	$848.8	$3,973.9

Changes during the period ended September 30, 2020
Foreign currency translation	11.9	24.4	13.5	49.8

Gross balance at September 30, 2020	$3,124.1	$3,663.3	$1,276.4	$8,063.8
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at September 30, 2020	$1,355.4	$1,806.0	$862.3	$4,023.7

Other Intangible Assets, net
Other intangible assets, net as of September 30, 2020 and June 30, 2020 are presented below:

	September 30, 2020	June 30, 2020
Indefinite-lived other intangible assets	$1,012.6	$995.5
Finite-lived other intangible assets, net	3,410.9	3,376.6
Total Other intangible assets, net	$4,423.5	$4,372.1

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2020	$1,909.0	1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	995.5

Changes during the period ended September 30, 2020
Foreign currency translation	$17.1	17.1

Gross balance at September 30, 2020	$1,926.1	1,926.1
Accumulated impairments	(913.5)	(913.5)
Net balance at September 30, 2020	$1,012.6	1,012.6
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2020
License agreements and collaboration agreements(a)	$3,861.2	$(1,021.1)	$(19.6)	$2,820.5
Customer relationships(a)	786.1	(427.3)	(5.5)	353.3
Trademarks	325.7	(154.0)	(0.5)	171.2
Product formulations and technology	86.2	(54.6)	—	31.6
Total	$5,059.2	$(1,657.0)	$(25.6)	$3,376.6
September 30, 2020
License agreements and collaboration agreements	$3,972.8	$(1,080.4)	$(19.6)	$2,872.8
Customer relationships	795.9	(453.4)	(5.5)	337.0
Trademarks	329.4	(159.8)	(0.5)	169.1
Product formulations and technology	88.2	(56.2)	—	32.0
Total	$5,186.3	$(1,749.8)	$(25.6)	$3,410.9

(a) Includes License agreements and Customer relationships of $649.0 and $27.0, respectively resulting from the King Kylie acquisition on January 6, 2020 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
Amortization expense was $65.4 and $58.3 for the three months ended September 30, 2020 and 2019, respectively.
10. LEASES
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

The following chart provides additional information about the Company’s operating leases for the three months ended September 30, 2020:

	Three Months Ended September 30,
Lease Cost:	2020	2019
Operating lease cost	$19.2	$26.4
Short-term lease cost	0.2	0.6
Variable lease cost	13.9	10.3
Sublease income	(1.5)	(2.2)
Net lease cost	$31.8	$35.1
Other information:
Operating cash outflows from operating leases	$(31.4)	$(26.6)
Right-of-use assets obtained in exchange for lease obligations	$8.0	$(26.1)

Weighted-average remaining lease term - real estate	6.8 years	7.6 years
Weighted-average discount rate - real estate leases	3.20%	3.92%

Future minimum lease payments for the Company’s operating leases as of September 30, 2020 are as follows:

Fiscal Year Ending June 30,
2021, remaining	$82.5
2022	83.6
2023	57.8
2024	46.0
2025	35.5
Thereafter	116.5
Total future lease payments	421.9
Less: imputed interest	(40.1)
Total present value of lease liabilities	381.8
Current operating lease liabilities	92.6
Long-term operating lease liabilities	289.2
Total operating lease liabilities	$381.8

Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

11. DEBT
The Company’s debt balances consisted of the following as of September 30, 2020 and June 30, 2020, respectively:

	September 30, 2020	June 30, 2020
Short-term debt	$1.7	$—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	1,560.2	1,438.8
2018 Coty Term A Facility due April 2023	3,006.1	2,959.0
2018 Coty Term B Facility due April 2025	2,343.2	2,308.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	645.2	618.3
2026 Euro Notes due April 2026	293.3	281.1
Other long-term debt and capital lease obligations	0.5	0.6
Total debt	8,400.2	8,156.3
Less: Short-term debt and current portion of long-term debt	(195.4)	(188.3)
Total Long-term debt	8,204.8	7,968.0
Less: Unamortized debt issuance costs	(61.4)	(66.9)
Less: Discount on Long-term debt	(8.6)	(9.0)
Total Long-term debt, net	$8,134.8	$7,892.1

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of September 30, 2020, total short-term debt increased to $1.7 from $0.0 as of June 30, 2020. In addition, the Company had undrawn letters of credit of $8.5 and $6.0 and bank guarantees of $45.2 and $45.7 as of September 30, 2020 and June 30, 2020, respectively.
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
In the case of the U.S. dollar portion of the 2018 Coty Term B Facility, the applicable margin means 2.25% per annum, in the case of LIBOR loans, and 1.25% per annum, in the case of ABR loans. In the case of the Euro portion of the 2018 Coty Term B Facility, the applicable margin means 2.50% per annum, in the case of EURIBOR loans. In no event will LIBOR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	September 30, 2020		June 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$6,909.5	$6,334.3	$6,706.3	$5,962.3
Senior Unsecured Notes	1,488.5	1,206.6	1,449.4	1,270.3
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2020, are presented below:

Fiscal Year Ending June 30,
2021, remaining	$145.0
2022	193.3
2023	4,939.0
2024	24.0
2025	2,253.4
Thereafter	843.3
Total	$8,398.0

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

Quarterly Test Period Ending	Total Net Leverage Ratio (as amended April 29, 2020) (a)
September 30, 2020 through March 31, 2021	N/A (not tested)(b)
June 30, 2021 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

(a) Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement, as amended). Adjusted EBITDA, as defined in the 2018 Coty Credit Agreement, as amended, includes certain add backs related to cost savings, unusual events such as COVID-19, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement, as amended.
(b) The 2018 Coty Credit Agreement, as amended, establishes a quarterly minimum liquidity covenant for this period of $350.0. As of September 30, 2020, the current immediate liquidity was $1,721.7.
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement, as amended), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. On January 6, 2020, the Company entered into a purchase agreement for the King Kylie Transaction, which constituted a Material Acquisition. As such, per the 2018 Coty Credit Agreement, as amended, the maximum Total Net Leverage Ratio for the quarter ended September 30, 2020 is 5.95.
As of September 30, 2020, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
12. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,
	2020	2019
Interest expense	$59.0	$61.2
Foreign exchange losses, net of derivative contracts	4.4	3.8
Interest income	(1.3)	(1.9)
Total interest expense, net	$62.1	$63.1

13. EMPLOYEE BENEFIT PLANS
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $5.3 during the period ended September 30, 2020. The impact of the curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$6.7	$9.5	$0.3	$0.5	$7.0	$10.0
Interest cost	0.1	0.1	2.5	2.3	0.3	0.4	2.9	2.8
Expected return on plan assets	—	—	(1.9)	(2.1)	—	—	(1.9)	(2.1)
Amortization of prior service credit	—	—	(0.1)	(0.2)	(0.9)	(1.6)	(1.0)	(1.8)
Amortization of net loss	0.4	0.1	—	—	—	—	0.4	0.1
Curtailment gain recognized	—	—	(5.3)	—	—	—	(5.3)	—
Net periodic benefit cost (credit)	$0.5	$0.2	$1.9	$9.5	$(0.3)	$(0.7)	$2.1	$9.0
Net periodic benefit costs include amounts related to discontinued operations of $3.7 and $3.6 for the three months ended September 30, 2020 and 2019, respectively.
14. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk Management
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in foreign exchange rates by creating offsetting positions through the use of derivative instruments and also by designating foreign currency denominated borrowings and cross-currency swaps as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions. The Company entered into foreign exchange forward contracts for which hedge accounting treatment has been applied, which the Company anticipates realizing in the Condensed Consolidated Statements of Operations through fiscal 2021. In September 2020, the Company terminated its existing net investment cross currency swap derivatives with notional amount of $550.0 in exchange for cash payment of $37.6. Cash paid due to the termination of the cross currency swap derivatives is included in investing activities in the Condensed Consolidated Statements of Cash Flows. The related loss from this termination is included in AOCI/(L) until the sale or substantial liquidation of the underlying net investments.
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
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of September 30, 2020 and June 30, 2020, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $3,000.0 and $3,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $88.8 and $261.9 as of September 30, 2020 and June 30, 2020, respectively.

The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) and $(12.5) as of September 30, 2020 and June 30, 2020, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2020	2019
Foreign exchange forward contracts	$(1.2)	$0.4
Interest rate swap contracts	0.2	(0.5)
Cross-currency swap contracts	(25.1)	3.9
Net investment hedge	(173.1)	157.3
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(37.3) and $(43.0) as of September 30, 2020 and June 30, 2020, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(23.4). As of September 30, 2020, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2020		2019
	Net revenues	Interest expense, net	Net revenues	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$1.0	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(9.8)	—	0.9
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2020	2019
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$(0.5)
Foreign exchange contracts	Interest expense, net	5.3	4.7
Foreign exchange contracts	Other expense, net	(0.3)	(0.1)

15. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2020, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2020, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 765.7 million.
As of September 30, 2020, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 61% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three months ended September 30, 2020, JABC did not acquire any shares of Class A Common Stock.

Series A and A-1 Preferred Stock
As of September 30, 2020, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of September 30, 2020, total authorized, issued and outstanding shares of Series A Preferred Stock were 1.5 million, and Series A-1 Preferred Stock were nil. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of September 30, 2020, the Company has nil Series A and Series A-1 Preferred Stock classified as equity or as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. The Series B Preferred Stock had accrued unpaid dividends of $27.3 and $6.5 as of September 30, 2020 and June 30, 2020, respectively. There were no dividends paid in relation to the Series B Preferred Stock in the three months ended September 30, 2020.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2020, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2020, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three months ended September 30, 2020. The Company repurchased 0.5 million shares of its Class A Common Stock for $4.5 during the three months ended September 30, 2019 in connection with the exit of an executive in September 2019.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends, in keeping with the 2018 Coty Credit Agreement, as amended, which is expected to last through April 21, 2021 or until such later date that a Net debt to Adjusted EBITDA of 4x is reached.
During fiscal 2020, prior to the Board’s decision to suspend the payment of dividends, the Company maintained a Stock Dividend Reinvestment Program and had registered a total of 19.3 shares of Class A Common Stock for purchase under the program. All holders of records of Class A Common Stock had the opportunity to participate in the program; if a holder elected to participate in the program fifty percent (50%) of their cash dividends were reinvested in additional shares of Class A Common Stock.
The change in dividends accrued recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of September 30, 2020 were $0.8, consisting of $0.8 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs. In addition to the activity noted above, the Company made a payment of $0.8 for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2020. Thus, total dividends settled in cash during the three months ended September 30, 2020 were $0.8.

Total accrued dividends on unvested RSUs and phantom units of $2.0 and $3.0 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2020.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)
Other comprehensive (loss) income before reclassifications	(1.0)	(210.7)	200.3	—	(11.4)
Net amounts reclassified from AOCI/(L)	6.7	—	—	(1.2)	5.5
Net current-period other comprehensive income (loss)	5.7	(210.7)	200.3	(1.2)	(5.9)
Balance—September 30, 2020	$(37.3)	$51.2	$(483.5)	$7.5	$(462.1)

(a) For the three months ended September 30, 2020, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $1.2, net of tax of $0.0.

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

16. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2020	2019
Equity plan expense(a)	$4.9	$4.4
Equity plan modified and cash settled	0.9	—
Liability plan (income) expense	(0.1)	—
Total share-based compensation expense	$5.7	$4.4

(a) Equity Plan shared-based compensation expense of $6.2 and $6.3 were recorded to additional paid in capital and presented in the Condensed Consolidated Statement of Equity for the three months ended September 30, 2020 and 2019, respectively. Of the $6.2 and $6.3, $1.3 and $1.9 were reclassified to discontinued operations.

The share-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, of $5.7 and $4.4 includes $6.4 and $6.9 expense offset by $(0.7) and $(2.5), respectively, primarily due to significant executive forfeitures of share-based compensation instruments.
As of September 30, 2020, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, restricted stock units and other share awards is $20.4, $0.0, $0.0 and $60.0, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 3.19, 0.00, 0.00 and 3.24 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted nil shares of RSUs and other share awards during the three months ended September 30, 2020. The Company recognized share-based compensation expense of $5.3 and $3.6 for the three months ended September 30, 2020 and 2019, respectively.
Restricted Stock
The Company granted no shares of restricted stock and other share awards during the three months ended September 30, 2020. The Company recognized share-based compensation expense of $(0.1) and nil for the three months ended September 30, 2020 and 2019, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three months ended September 30, 2020. The Company recognized share-based compensation expense (income) of $(0.1) and $0.5 for the three months ended September 30, 2020 and 2019, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2020. The Company recognized share-based compensation expense of $0.6 and $0.3 for the three months ended September 30, 2020 and 2019, respectively.

17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2020	2019
	(in millions, except per share data)
Amounts attributable to Coty Inc.:
Net income from continuing operations	116.7	12.8
Convertible Series B Preferred Stock dividends	(20.8)	—
Net income from continuing operations attributable to common stockholders	95.9	12.8
Net income from discontinued operations, net of tax	104.7	39.5
Net income attributable to common stockholders	$200.6	$52.3

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	763.9	754.2
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	1.1
Effect of restricted stock and RSUs(b)	1.4	3.6
Effect of Convertible Series B Preferred Stock	151.4	—
Weighted-average common shares outstanding—Diluted	916.7	758.9

Earnings per common share
Earnings from continued operations per common share - basic	$0.13	$0.02
Earnings from continued operations per common share - diluted	$0.13	$0.02

Earnings from discontinued operations - basic	$0.13	$0.05
Earnings from discontinued operations - diluted	$0.11	$0.05

Earnings per common share - basic	$0.26	$0.07
Earnings per common share - diluted	$0.24	$0.07

(a) For the three months ended September 30, 2020 and 2019, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 16.8 and 24.3 million shares of Common Stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(b) For the three months ended September 30, 2020 and 2019, there were 10.9 and 0.6 million anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

18. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under a shareholders agreement (the "U.A.E. Shareholders Agreement) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement on December 31, 2020. The Company has determined such shares to be a mandatorily redeemable financial interest (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement. As of September 30, 2020 and June 30, 2020, the liability amounted to $7.5 and $8.8, respectively.

Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of September 30, 2020, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $83.1 and $79.1 as the RNCI balances as of September 30, 2020 and June 30, 2020, respectively.
19. COMMITMENTS AND CONTINGENCIES
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
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et.al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. A further scheduling order has not yet been entered.
A purported stockholder class action complaint, alleging violations of the US securities laws in connection with the P&G beauty brands acquisition and the King Kylie transaction is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, was captioned Crystal Garrett-Evans v. Coty Inc. et.al., Case No. 1:20-cv-07277. The plaintiff asserts claims under the federal securities laws and seeks, among other things, injunctive and/or monetary relief. This case remains at an early stage.
At this time, we cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.

Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for 2016-2017 tax periods. These tax assessments, including estimated interest and penalties, through September 30, 2020 amount to a total of R$249.0 million (approximately $44.2 as of September 30, 2020). Additionally, the Company received tax assessments related to tax years 2017-2019 during August 2020. These additional tax assessments, including estimated interest and penalties, through September 30, 2020 amount to a total R$579.0 million (approximately $102.8 as of September 30, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the State of Goiás. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
In connection with a federal tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in October of 2020. The assessments relate to federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated for the period from February 2016 to December 2017. These tax assessments, including estimated interest and penalties, through September 30, 2020 amount to a total of R$334.8 million (approximately $59.4 as of September 30, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the Brazil’s Internal Revenue Service. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
20. RELATED PARTY TRANSACTIONS
Contribution Agreement
In July 2020, in connection with a one-time sign-on award of restricted stock units to be granted to the Chief Executive Officer ("CEO") in January 2021, Cottage Holdco B.V., has agreed to transfer to the CEO (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to the CEO if and when the award vests.
Relationship with KKR
As noted in Note 15—Equity and Convertible Preferred Stock., in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. Assuming full conversion of the preferred stock and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 17% stake.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business. KKR will own 60% of this separately managed entity and Coty will own the remaining 40%.
During fiscal 2021, fees of $7.6 were incurred with KKR in connection with the second closing of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal 2021.
From time to time, certain funds held by KKR may hold the Company’s Notes. These funds may receive principal and interest payments on the same terms as other investors in the Company’s Notes.
21. SUBSEQUENT EVENTS
The Company was notified of tax assessments issued in October 2020 in connection with a federal tax audit of the Company's subsidiaries in Brazil. See Note 19—Commitments and Contingencies for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Fiscal 2020 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, the Company’s Transformation Plan (as defined below), strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the sale of the Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (the “Wella Business”) and the investment by Rainbow UK Bidco Limited ((“KKR Bidco”) an affiliate of funds and/or separately managed accounts advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (collectively, “KKR”)) in connection with the standalone business (the “Wella Transaction”), including timing of the Wella Transaction and the use of proceeds from the Wella Transaction, the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Transaction, and the announced pending transaction with Kim Kardashian West, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the availability of local government funding or reimbursement programs in connection with COVID-19 (including expected timing and amounts), the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan, including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•our ability to successfully implement our multi-year Transformation Plan, including our management realignment, reporting structure changes, operational and organizational changes, and the initiatives to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry and achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including innovation performance in prestige and mass channels, strengthening our positions in core markets, accelerating our digital and e-commerce capabilities, building on our skincare portfolio, and expanding our presence in China) in each case within the expected time frame or at all;
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company's response to COVID-19, the Transformation Plan, the Wella Transaction and related transition services ("Wella TSA"), the integration of the King Kylie Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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

•our dependence on entities performing outsourced functions, including outsourcing of distribution functions, and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers, web-hosting and e-commerce providers;
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
•increasing dependency on information technology, including as a result of remote working in response to COVID-19, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and the Brazil General Data Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
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
•our relationship with KKR, whose affiliates KKR Rainbow Aggregator L.P. ("KKR Aggregator") and KKR Bidco are respectively a significant stockholder in Coty and an investor in the Wella Business, and any related conflicts of interest or litigation;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2021” refer to the fiscal year ending June 30, 2021. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie transaction and the pending transaction with Kim Kardashian West complement our existing portfolio as personality-led DTC business models with strong social media engines. As we continue to transform our Company, we are focused on the fragrance, color cosmetics and skin care categories, in both our prestige and mass beauty businesses, and strengthening our e-commerce presence.

The divestiture of the Younique business in September 2019 and the strategic Wella Transaction are reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. By retaining a 40% interest in the Wella Business following the closing of the Wella Transaction, we are able to benefit from the potential upside of the stand-alone business in the longer term, both through our partial ownership of the ongoing profit and cash flows and through a potential divestiture at a later stage.

Our recent management changes demonstrate a commitment to our continued transformation, including strengthening our focus on luxury cosmetics and skincare, building out our presence in Asia, and accelerating our digital and e-commerce capabilities. We expect that our strategy will continue to develop under the direction of our new management team.

COVID-19 Impacts Update

The COVID-19 pandemic has, and is expected to continue to have, material effects on all our product categories across all segments and geographies. The continuing sporadic containment measures adopted worldwide to address the pandemic have contributed to a significant decline in volume trends, albeit with some emerging evidence of recovery during the first quarter of fiscal 2021. In particular, demand for prestige products sold in retail malls and the travel retail channel continues to be more significantly impacted by temporary closures of non-essential businesses and social distancing measures, although this is being partially offset by growth in beauty product sales online. Many of our mass products are offered in other channels, such as drug and grocery stores, that continue to operate as essential businesses. However, social distancing measures continue to negatively affect sales volumes for these product categories as well.
As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our Transformation Plan, discussed below, to address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets.
We anticipate continued negative pressure on sales until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Exclusive of the ongoing effects of the COVID-19 pandemic, and despite maintenance in the current quarter of market share in the Americas region, our global share trends in the mass color cosmetics categories in which we compete continue to decline. However, CoverGirl experienced an incremental increase in shelf space due to the expansion to new retail customer’s stores. Sally Hansen continues to show positive trends over multiple financial periods. In addition, sales from the e-commerce channel, particularly in the Americas, continue to accelerate. Overall, as certain markets and geographies reopen sales channels, we have seen considerable volume improvements during the first quarter of fiscal 2021. However, our revenues continue to be below the comparable period in the prior year.
Transformation Plan Update

As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and gradually accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimizing our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We expect to incur cash costs consistent with the previously announced estimate. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. These organizational, business and structural changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, such as the separation of the Wella Business and the obligations under the related Wella TSA in connection with the Wella Transaction.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for continuing operations and Coty Inc. including Adjusted operating income (loss), Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three Months Ended September 30, 2020 As Compared To Three Months Ended September 30, 2019.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
•Other expense (income): We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the tender offer that was in fiscal 2019 initiated by certain of our shareholders. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.
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

•Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred. Additionally, adjustments are made for the tax impact of any intra-entity transfer of assets and liabilities.
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
Basis of Presentation of Acquisitions, Divestitures and Terminations
During the period when we complete an acquisition, divestiture or early license termination, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) the divested brands or businesses or early terminated brands, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures and early license terminations that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique	First quarter fiscal year 2020 net revenue excluded.
Third quarter fiscal 2020	Acquisition: King Kylie Transaction - the acquisition of 51% interest in King Kylie LLC	First quarter fiscal year 2021 net revenue excluded.
When used herein, the term “Acquisitions” and “Divestitures” or "Acquisition" and “Divestiture”, as applicable, refer to the net revenues of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
Financial results for the Wella Business for fiscal years 2020 and 2019 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

THREE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019
NET REVENUES
In the three months ended September 30, 2020, net revenues decreased 20.3%, or $287.1, to $1,124.1 from $1,411.2 in the three months ended September 30, 2019. Excluding the impact of the Acquisition and the Divestiture, total net revenues decreased 19%, or $256.8, to $1,098.9 in the three months ended September 30, 2020 from $1,355.7 in the three months ended September 30, 2019, reflecting a decrease in unit volume of 5%, and a negative price and mix impact of 14%. The overall decrease in net revenues primarily reflects the impact of the ongoing COVID-19 pandemic. The pandemic continued to have the highest impact on our prestige products, due to the closure of travel retail and reduced traffic in certain luxury retail channels, while the impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open.
The gradual reopening of retail malls and travel retail channels across all regions, coupled with continued e-commerce growth, contributed to improvements in net revenues as compared to the fourth quarter of fiscal 2020, with the most notable improvements in the Americas. Travel retail channels remained challenged, especially in EMEA and Asia Pacific, due to travel restrictions and significantly decreased leisure travel, which had a negative impact on prestige product categories.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2020	2019	Change %
NET REVENUES
Americas	$470.6	$488.8	(4)%
EMEA	530.4	676.7	(22)%
Asia Pacific	123.1	190.2	(35)%
Other	—	55.5	(100)%
Total	$1,124.1	$1,411.2	(20)%

Americas
In the three months ended September 30, 2020, net revenues from the Americas segment decreased 4%, or $18.2 to $470.6 compared to $488.8 in the three months ended September 30, 2019. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 9%, or $43.4, to $445.4 in the three months ended September 30, 2020, from $488.8 in the three months ended September 30, 2019 reflecting an increase in unit volume of 9% and a negative foreign currency exchange translation impact of 4%, offset by a negative price and mix impact of 14%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting primarily Color Cosmetics product categories across the segment due to reduced customer traffic in retail malls, professional salons and travel retail channels primarily in Latin America (excluding Brazil), the United States, and Canada;
(ii)negative category trends in the United States and Latin America for mass color cosmetics and mass fragrances, primarily impacting the Covergirl and Rimmel brands; and
(iii)lower net revenues due to strategic focus on reducing value distribution in the United States and the impact of distributor changes in Latin America.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenues from Sally Hansen products, primarily in the United States, which continues to benefit as professional salons remain closed or operating under restrictions. Sally Hansen has had continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure and Sally Hansen Miracle Gel in prior periods;
(ii)an increase in net revenues related to e-commerce, primarily in the United States, Brazil, and Canada;
(iii)an increase in net revenues from the Monange brand which benefited from significant channel replenishment demand in the current quarter; and
(iv)an increase in net revenues from the successful launch of Marc Jacobs Perfect in the current quarter.

EMEA
In the three months ended September 30, 2020, net revenues from the EMEA segment decreased 22%, or $146.3, to $530.4 from $676.7 in the three months ended September 30, 2019, reflecting a decrease in unit volume of 17%, a positive foreign currency exchange translation impact of 3%, and a negative price and mix impact of 8%. The decrease in net revenues primarily reflects:
i.lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment with the highest impact on prestige products due to reduced customer traffic in retail malls and travel retail channels. Travel retail channels in particular continue to be significantly impacted due to restrictions in airports and other travel hubs. The impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives and reprioritization at the retailers, was relatively mitigated due to these distribution channels mostly remaining open;
ii.negative category and share trends across EMEA relating to color cosmetics and mass fragrance; and
iii.lower net revenues in the Russian market due to a dispute with a primary distributor which was resolved by the end of the quarter.
These decreases were partially offset by net revenue increases across EMEA resulting from the successful launch of new luxury fragrances, including Hugo Boss Alive and Boss Bottled, as well as continued growth of e-commerce sales.
Asia Pacific
In the three months ended September 30, 2020, net revenues from the Asia Pacific segment decreased 35%, or $67.1, to $123.1 from $190.2 in the three months ended September 30, 2019, reflecting a decrease in unit volume of 30%, a positive foreign currency exchange translation impact of 1%, and a negative price and mix impact of 6%. The decrease in net revenues primarily reflects:
i.lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on the prestige category due to the closure of retail malls and travel retail channels. The impact to the mass category, primarily in color cosmetic brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open;
ii.lower net revenues due to management decision at the start of the calendar year to reduce the reliance on the value distribution channel for prestige brands in order to maintain brand integrity across the Asia Pacific region;
iii.lower net revenues in the mass channel, including Max Factor and Rimmel brands, primarily related to customer optimization of inventory levels in China; and
iv.lower net revenues due to shift in product mix from prestige to mass categories across certain markets in the region, as luxury products were more negatively impacted by the pandemic.
These decreases were partially offset by net revenue increases across the region resulting from the continued growth of e-commerce sales as well as market share improvement in China, Thailand, Singapore, and Malaysia resulting from the addition of new distribution channels.
Other
Other consists of revenues from Younique, a business divested in Q1 of Fiscal 2020.

COST OF SALES
In the three months ended September 30, 2020, cost of sales decreased 17%, or $97.0, to $464.9 from $561.9 in the three months ended September 30, 2019. Cost of sales as a percentage of net revenues increased to 41.4% in the three months ended September 30, 2020 from 39.8% in the three months ended September 30, 2019, resulting in a gross margin decrease of approximately 160 basis points, primarily reflecting:
(i)negative gross margin impacts from changes in product and category mix, across all regions, as these markets experienced a relatively lower contribution of higher margin prestige products due to the pandemic and our Brazil market's proportionate share increased, negatively impacting gross margins due to its lower margin contribution;
(ii) negative gross margin impact related to an unfavorable mix of prestige brands with higher minimum royalty rates.
These decreases were partially offset by improvements in freight and distribution costs driven by various productivity initiatives as compared to the comparative period, and positive currency impact.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2020, selling, general and administrative expenses decreased 28%, or $223.3, to $583.4 from $806.7 in the three months ended September 30, 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.9% in the three months ended September 30, 2020 from 57.2% in the three months ended September 30, 2019, or approximately 530 basis points. This decrease primarily reflects:
(i)660 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue as disciplined management of advertising and consumer promotion spending, entered to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(ii)110 basis points related to lower bad debt expense;
These decreases were partially offset by the following increases:
(i)130 basis points related to higher negative transactional impact from our exposure to foreign currency exchange fluctuations;
(ii)40 basis points related to other expenses, primarily due to costs associated with the disposal of fixed assets;
(iii)30 basis points related to higher logistics costs as a percentage of net revenue; and
(iv)20 basis points related to higher share-based compensation due to executive forfeitures of share-based compensation instruments in the prior year.
OPERATING INCOME (LOSS)
In the three months ended September 30, 2020, operating loss was $66.0 compared to income of $64.0 in the three months ended September 30, 2019. Operating margin, or operating loss as a percentage of net revenues, decreased to (5.9)% in the three months ended September 30, 2020 as compared to an operating income as a percentage of net revenues of 4.5% in the three months ended September 30, 2019. The operating margin declines are largely driven by the reduced sales volume due to the COVID-19 pandemic impacting demand, increased cost of sales as a percentage of net revenues in the current quarter, in addition to increased amortization expense, acquisition and divestiture related expenses, and restructuring and other business realignment costs as a percentage of net revenues.
Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2020	2019	Change %
Operating income (loss)
Americas	$21.3	$(17.5)	>100%
EMEA	13.0	28.2	(54)%
Asia Pacific	(19.0)	8.5	<(100%)
Other	—	(10.9)	100%
Corporate	(81.3)	55.7	<(100%)
Total	$(66.0)	$64.0	<(100%)

Americas
In the three months ended September 30, 2020, operating income for Americas was $21.3 compared to a loss of $17.5 in the three months ended September 30, 2019. Operating margin increased to 4.5% of net revenues in the three months ended September 30, 2020 as compared to (3.6)% in the three months ended September 30, 2019, driven primarily by reduced advertising and promotional spend in the current quarter. The variance is also impacted by the operating loss in the comparative quarter which was driven by significant media investments in the color cosmetics category.

EMEA
In the three months ended September 30, 2020, operating income for EMEA was $13.0 compared to an income of $28.2 in the three months ended September 30, 2019. Operating margin decreased to 2.5% of net revenues in the three months ended September 30, 2020 as compared to 4.2% in the three months ended September 30, 2019, driven by reduced sales volume due to the COVID-19 pandemic impacting demand and higher cost of goods sold as a percentage of net revenues. These were partially offset by lower selling, general, and administrative costs as a percentage of net revenues, largely driven by a significant decrease in advertising and promotional spend and a reduction in fixed costs.
Asia Pacific
In the three months ended September 30, 2020, operating loss for Asia Pacific was $19.0 compared to an income of $8.5 in the three months ended September 30, 2019. Operating margin decreased to (15.4)% of net revenues in the three months ended September 30, 2020 as compared to 4.5% in the three months ended September 30, 2019, primarily driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher cost of goods sold, higher selling and general administrative costs, and higher amortization expense as a percentage of net revenues.
Other
Other represents operating income (loss) from Younique, a business divested in Q1 of Fiscal 2020.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2020, the operating loss for Corporate was $81.3 compared to income of $55.7 in the three months ended September 30, 2019, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to operating loss for Corporate was primarily driven by an increase in acquisition and divestiture related costs and an increase in restructuring and other business realignment costs as a percentage of net revenues. Additionally, the variance was amplified by the gain on divestiture of Younique, which was recognized in the comparative period.
Adjusted Operating Income (loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Americas	$21.3	$26.1	$47.4
EMEA	13.0	32.8	45.8
Asia Pacific	(19.0)	6.5	(12.5)
Other	—	—	—
Corporate	(81.3)	81.7	0.4
Total	$(66.0)	$147.1	$81.1

	Three Months Ended September 30, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$(17.5)	$12.7	$(4.8)
EMEA	28.2	31.9	60.1
Asia Pacific	8.5	6.2	14.7
Other	(10.9)	7.3	(3.6)
Corporate	55.7	(56.7)	(1.0)
Total	$64.0	$1.4	$65.4

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
Adjusted Operating Income for Continuing Operations
We believe that adjusted operating income (loss) further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2020	2019	Change %
Reported operating income (loss)	$(66.0)	$64.0	<(100%)
% of net revenues	(5.9)%	4.5%
Amortization expense	65.4	58.3	12%
Acquisition and divestiture-related costs	46.3	—	N/A
Restructuring and other business realignment costs	35.4	27.6	28%
Gain on divestitures and sale of brand assets	—	(84.5)	100%
Total adjustments to reported operating income	147.1	1.4	>100%
Adjusted operating income	81.1	65.4	24%
% of net revenues	7.2%	4.6%

In the three months ended September 30, 2020, adjusted operating income increased approximately 24%, or $15.7 to $81.1 from $65.4 in the three months ended September 30, 2019. Adjusted operating margin increased to 7.2% of net revenues in the three months ended September 30, 2020 from 4.6% in the three months ended September 30, 2019, primarily driven by an increase in adjustments related to costs incurred for acquisitions and divestitures, restructuring and other business realignment activities, and amortization, further discussed below, as well as reduced net revenues due to the COVID-19 pandemic.
Amortization Expense
In the three months ended September 30, 2020, amortization expense increased to $65.4 from $58.3 in the three months ended September 30, 2019. In the three months ended September 30, 2020, amortization expense of $26.1, $32.8, and $6.5 was reported in the Americas, EMEA, and Asia Pacific segments, respectively. In the three months ended September 30, 2019, amortization expense of $12.7, $31.9, $6.3, and $7.4 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively.
Acquisition and Divestiture Activities
In the three months ended September 30, 2020 we incurred $46.3 of costs related to acquisition and divestiture activities. These costs were associated with the Wella Transaction.
In the three months ended September 30, 2019 there were no acquisition or divestiture-related charges incurred.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $276.4 of cash costs life-to-date as of September 30, 2020, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.

In the three months ended September 30, 2020, we incurred restructuring and other business structure realignment costs of $35.4, as follows:
•We incurred restructuring costs of $30.1 primarily for charges related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $5.3 primarily related to the Transformation Plan and certain other programs. This amount includes $5.3 reported in selling, general and administrative expenses, primarily related to severance, consulting costs and accelerated depreciation costs and nil reported in cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended September 30, 2019, we incurred restructuring and other business structure realignment costs of $27.6 as follows:
•We incurred restructuring costs of $4.8 primarily related to charges related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $22.8 primarily related to our Global Integration Activities and certain other programs. This amount includes $22.8 reported in selling, general and administrative expenses and nil reported in cost of sales in the Condensed Consolidated Statements of Operations, primarily due to costs incurred for the realignment of the business due to the P&G Beauty Business.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Gain on divestitures and sale of brand assets
In the three months ended September 30, 2020, there were no gains on divestitures or sales of brand assets.
In the three months ended September 30, 2019, the Company completed the divestiture of Younique resulting in a gain of $84.5 included in Gain on divestitures and sale of brand assets in the Condensed Consolidated Statements of Operations. During the fiscal year ended June 30, 2020, the Company recorded a final pre-tax gain of $111.5 resulting from the sale.
INTEREST EXPENSE, NET
In the three months ended September 30, 2020, net interest expense was $62.1 as compared with $63.1 in the three months ended September 30, 2019. This decrease is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2020 and 2019 was 200.2% and 1,300.0%, respectively. The change in the effective tax rate for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, is primarily due to a preliminary benefit of $220.5 recorded in the current period and the US GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the current period is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
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

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$(122.3)	$(244.9)	200.2%	$(1.4)	$(18.2)	1,300.0%
Adjustments to reported operating income (a) (b)	147.1	33.0		85.9	13.9
Gain on sale of business adjustment (a) (b)	—	—		(84.5)	4.8
Tax impact from intra-entity transfer of assets (c)	—	220.5		—	—
Other adjustments (b)	(5.3)	(1.1)		—	—
Adjusted income before income taxes	$19.5	$7.5	38.5%	$—	$0.5	0.0%

(a)See a description of adjustments under “Adjusted Operating (Loss) Income for Continuing Operations.”
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
(c)Tax benefit of $220.5M is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.

The adjusted effective tax rate was 38.5% for the three months ended September 30, 2020 compared to 0% for the three months ended September 30, 2019. The differences were primarily due to foreign uncertain tax positions recorded in the current year.
DISCONTINUED OPERATIONS
In the three months ended September 30, 2020, net revenues from discontinued operations increased by 6.5% or $34.8 to $566.4 from $531.6. The increase in net revenues is primarily driven by reorders from the reopening and restocking of professional salons in the US, increased sales in Wella and Clairol retail channels driven by an ongoing trend of at-home self-care, as well as the continued growth of ghd products through the e-commerce channel across all geographical regions. This increase was partially offset by restrictions on salon operations due to social distancing protocols. Operating income was $145.4 in the three months ended September 30, 2020 compared to $62.0 in the three months ended September 30, 2019. This was primarily due to no amortization and depreciation charges in the current quarter (due to the accounting treatment of assets held for sale), as well as lower selling, general, and administrative expenses, primarily driven by decreases in advertising spend and travel expenses, and lower cost of goods sold as a percentage of net revenues in the current year.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was income of $221.4 in the three months ended September 30, 2020 as compared to income of $52.3 in the three months ended September 30, 2019. This increase primarily reflects a tax benefit of $220.5 which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2020	2019	Change %
Net income from Coty Inc. net of noncontrolling interests	$221.4	$52.3	>100%
Convertible Series B Preferred Stock dividends	(20.8)	—	N/A
Reported net income attributable to Coty Inc.	$200.6	$52.3	>100%
% of net revenues	12.6%	2.7%
Adjustments to reported operating income (a)	147.1	28.7	>100%
Adjustment to other expense	(5.3)	—	N/A
Adjustments to noncontrolling interests (b)	(1.2)	(3.0)	60%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(257.6)	(27.5)	<(100%)
Adjusted net income attributable to Coty Inc.	$83.6	$50.5	66%
% of net revenues	4.9%	2.6%
Per Share Data
Adjusted weighted-average common shares
Basic	763.9	754.2
Diluted (c)	916.7	758.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.11	$0.07
Diluted (c)	$0.11	$0.07

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(c)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends of $20.8 on income applicable to common stockholders during the period.
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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, business structure realignment expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. Working capital movements are influenced by the sourcing of materials related to the production of products. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing and amount of our operating cash flows.

We have utilized the cash proceeds from the issuance of convertible preferred shares to KKR Aggregator in order to pay down our revolving credit facility. As specified in our Credit Agreement, cash generated from the divestiture of any businesses through March 31, 2021 will be utilized to reduce debt, other than a maximum of $500.0 that will be used to fund operations.
Our response to the impact of COVID-19
In response to the ongoing risks presented by the COVID-19 pandemic, we continue to utilize a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, including slowing down our production to adjust our inventories, the temporary compensation reductions for certain executives and for our non-executive board members, hiring and travel restrictions, and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will continue to actively manage our working capital to support our liquidity needs. During the quarter, KKR Aggregator purchased an additional $250.0 of convertible preferred stock.
Due in part to these measures, our current cash position is favorable; as of September 30, 2020, we had $1,721.7 of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our 2018 Coty Revolving Credit Facility.
While the impact and duration of COVID-19 on our business is currently uncertain, as a result of the cash on hand, our amended debt covenants, and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of the COVID-19, potential lockdowns and a possible recession resulting from COVID-19 in many markets, we have implemented a plan to reduce our cost base, which does not vary with revenues, by 25%, including an adaptation of our supply network and organization as well as a reduction of certain discretionary expenses.
Debt
See Note 11—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Based on our credit agreement (the “2018 Coty Credit Agreement”), as amended, the calculation of our financial covenant for net debt excludes the impact of operating leases. In order to be consistent with our financial covenant, we will continue to report our net debt calculation excluding operating leases.
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
The net amount utilized under the factoring facilities was $164.5 and $123.1 as of September 30, 2020 and June 30, 2020, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $191.2 and $223.8 during the three months ended September 30, 2020 and 2019, respectively. Remaining balances due from factors amounted to $2.6 and $6.2 as of September 30, 2020 and June 30, 2020, respectively, and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.
Cash Flows

	Three Months Ended September 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$42.6	$39.9
Net cash used in investing activities	(81.5)	(60.8)
Net cash provided by financing activities	264.2	36.7
Net cash provided by operating activities
Net cash provided by operating activities was $42.6 and $39.9 for the three months ended September 30, 2020 and 2019, respectively. The increase in cash flows from operating activities of $2.7 year over year was primarily driven by higher cash related net income of $18.1 and higher inflows from changes in other noncurrent assets of $17.9, offset by higher outflows from changes in other noncurrent liabilities of $30.3 and slightly higher outflows from changes in net working capital of $3.0.

Higher cash related Net income of $18.1 is the result of the reduction in costs due to our cost reduction activities, partially offset by the negative impacts of COVID-19 on our profitability and increased acquisition and divestiture-related costs. Changes in Other noncurrent liabilities and net working capital partially offset the higher inflows from changes in cash related Net income and Other noncurrent assets. Changes in Other noncurrent liabilities during the first three months of fiscal 2021 compared to fiscal 2020 contributed to higher outflows of $30.3 primarily due to lower accruals for noncurrent bonuses compared to prior year. Changes in trade receivables contributed to lower inflows year over year of $221.4 as a result of lower sales due to COVID-19 and lower inflows from factoring. Changes in Prepaid expenses and other current assets year over year included the positive current year impact from the collection of refunds related to tax overpayments. Changes in Accrued expenses and other current liabilities contributed to higher inflows year over year of $148.6, which included the impacts of higher inflows from the positive impact of lower overall accruals and payments for certain customer sales related accruals, VAT liabilities and the timing of restructuring payments and accruals partially offset by outflows from changes in the accruals for consulting and legal fees. Fluctuations in other working capital accounts were in line with prior year.
Net cash used in investing activities
Net cash used in investing activities was $81.5 and $60.8 for the three months ended September 30, 2020 and 2019, respectively. The increase in net cash used in investing activities of $20.7 in the first quarter of fiscal 2021 as compared with fiscal 2020 is primarily caused by the cash payment of $37.6 that resulted from the termination of the net investment cross currency swap derivatives which did not occur in the prior year. Lower cash outflows for capital expenditures of $15.5 million helped to partially offset the outflow from the termination of the cross currency swaps. Also, during the first quarter of fiscal 2021, we collected $27.0 from the promissory note receivable associated with the prior year sale of the Younique business which was slightly higher than the net $25.6 of proceeds from the sale that were collected in cash during the first quarter of fiscal 2020.
Net cash provided by financing activities
Net cash provided by financing activities during the three months ended September 30, 2020 and 2019 was $264.2 and $36.7, respectively. The increase in cash from financing activities of $227.5 was primarily driven by the first quarter fiscal 2021 net proceeds of $227.2 from the issuance and sale of additional Convertible Series B Preferred Stock in connection with the Investment Agreement with KKR Aggregator. Additionally, we had $62.5 of lower cash outflows for dividend payments due to the suspension of dividend payments that began in the fourth quarter of fiscal 2020. Further, as a result of the prior year payment of $45.0 during the first quarter of fiscal 2020 to purchase the remaining mandatorily redeemable noncontrolling interest in our Southeast Asian subsidiary, which did not reoccur in the current quarter, we had higher overall cash from financing activities. The impact of these higher inflows was partially offset by lower cash as a result of less net borrowings of $112.9 on our revolving loan facilities.
Dividends
On April 29, 2020, our Board of Directors suspended the payment of dividends, in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends through April 1, 2021 or until such later date that we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 4x. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Dividends on the Convertible Series B Preferred Stock are payable in cash, by increasing the amount of accrued dividends with respect to a share of Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company.
For additional information on our dividends, see Note 15—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For information on our Share Repurchase Program, see Note 15—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.

Commitments and Contingencies
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
We are required under a shareholders agreement (the “U.A.E. Shareholders Agreement”) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement. We have determined such shares to be an MRFI that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the U.A.E Shareholders Agreement. As of September 30, 2020 and June 30, 2020, the liability amounted to $7.5 and $8.8, respectively.
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
Subsidiary in the Middle East
As of September 30, 2020, the noncontrolling interest holder in our subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. We recognized $83.1 and $79.1 as the RNCI balances as of September 30, 2020 and June 30, 2020, respectively.
Legal Contingencies
For information on our Brazilian tax assessments, see Note 19—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $8.5 and $6.0 and bank guarantees of $45.2 and $45.7 as of September 30, 2020 and June 30, 2020, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of September 30, 2020 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2020 Form 10-K, except as noted above. For the three months ended September 30, 2020, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As of September 30, 2020, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2020 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2020 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information on our legal matters, see Note 19—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2020 and subsequent Quarterly Reports on Form 10-Q. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2020.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Settlement Agreement, dated July 31, 2020, between Coty Management B.V. and Fiona Hughes.†
10.2	Settlement Agreement, dated September 25, 2020, between Coty Management B.V. and Pascal Baltussen.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
†    Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: November 6, 2020	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)