Form 10-Q
period 2020-12-31
COTY INC.
filed 2021-02-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At February 2, 2021, 766,795,502 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net revenues	$1,415.6	$1,683.7	$2,539.7	$3,094.9
Cost of sales	584.0	632.3	1,048.9	1,194.2
Gross profit	831.6	1,051.4	1,490.8	1,900.7
Selling, general and administrative expenses	641.5	916.4	1,224.9	1,723.1
Amortization expense	61.8	50.8	127.2	109.1
Restructuring costs	59.6	128.7	89.7	133.5
Acquisition and divestiture-related costs	51.7	36.0	98.0	36.0
Gain on divestitures and sale of brand assets	—	—	—	(84.5)
Operating income (loss)	17.0	(80.5)	(49.0)	(16.5)
Interest expense, net	59.2	58.4	121.3	121.5
Other expense, net	17.6	1.4	11.8	3.7
Loss from continuing operations before income taxes	(59.8)	(140.3)	(182.1)	(141.7)
Benefit for income taxes on continuing operations	(40.8)	(39.0)	(285.7)	(57.2)
Net (loss) income from continuing operations	(19.0)	(101.3)	103.6	(84.5)
Net (loss) income from discontinued operations	(235.6)	84.9	(130.9)	124.4
Net (loss) income	(254.6)	(16.4)	(27.3)	39.9
Net (loss) income attributable to noncontrolling interests	(2.5)	0.5	(2.1)	3.3
Net income attributable to redeemable noncontrolling interests	0.2	4.2	5.7	5.4
Net (loss) income attributable to Coty Inc.	$(252.3)	$(21.1)	$(30.9)	$31.2
Amounts attributable to Coty Inc.
Net (loss) income from continuing operations	(16.7)	(106.0)	100.0	(93.2)
Convertible Series B Preferred Stock dividends	(23.1)	—	(43.9)	—
Net (loss) income from continuing operations attributable to common stockholders	(39.8)	(106.0)	56.1	(93.2)
Net (loss) income from discontinued operations	(235.6)	84.9	(130.9)	124.4
Net (loss) income attributable to common stockholders	$(275.4)	$(21.1)	(74.8)	31.2

(Loss) earnings per common share
(Loss) earnings from continued operations per common share - basic	$(0.05)	$(0.14)	$0.07	$(0.12)
(Loss) earnings from continued operations per common share - diluted	(0.05)	(0.14)	0.07	(0.12)
(Loss) earnings from discontinued operations - basic	(0.31)	0.11	(0.17)	0.16
(Loss) earnings from discontinued operations - diluted	(0.31)	0.11	(0.17)	0.16
(Loss) earnings per common share - basic	(0.36)	(0.03)	(0.10)	0.04
(Loss) earnings per common share - diluted	(0.36)	(0.03)	(0.10)	0.04
Weighted-average common shares outstanding:
Basic	764.6	758.1	764.3	756.1
Diluted	764.6	758.1	926.6	761.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net (loss) income	$(254.6)	$(16.4)	$(27.3)	$39.9
Other comprehensive income (loss):
Foreign currency translation adjustment	139.6	102.0	129.1	(20.6)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(2.9) and $(1.8), and $(4.8) and $(1.6) during the three and six months ended, respectively	9.7	6.3	15.4	5.1
Pension and other post-employment benefits adjustment, net of tax of $4.3 and $0.0, and $4.3 and $0.0 during the three and six months ended, respectively	(13.5)	(2.3)	(14.7)	(3.1)
Total other comprehensive income (loss), net of tax	135.8	106.0	129.8	(18.6)
Comprehensive (loss) income	(118.8)	89.6	102.5	21.3
Comprehensive income attributable to noncontrolling interests:
Net (loss) income	(2.5)	0.5	(2.1)	3.3
Foreign currency translation adjustment	0.2	0.1	0.1	0.1
Total comprehensive (loss) income attributable to noncontrolling interests	(2.3)	0.6	(2.0)	3.4
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	0.2	4.2	5.7	5.4
Comprehensive (loss) income attributable to Coty Inc.	$(116.7)	$84.8	$98.8	$12.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$549.1	$308.3
Restricted cash	56.2	43.7
Trade receivables—less allowances of $55.9 and $57.3, respectively	531.7	440.1
Inventories	626.1	678.2
Prepaid expenses and other current assets	454.4	411.6
Current assets held for sale	—	4,613.1
Total current assets	2,217.5	6,495.0
Property and equipment, net	1,012.4	1,081.6
Goodwill	4,151.1	3,973.9
Other intangible assets, net	4,494.5	4,372.1
Equity investments	1,186.5	—
Operating lease right-of-use assets	343.7	371.4
Deferred income taxes	693.8	362.4
Other noncurrent assets	60.3	72.4
TOTAL ASSETS	$14,159.8	$16,728.8
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,154.3	$1,190.3
Accrued expenses and other current liabilities	1,450.5	1,111.6
Short-term debt and current portion of long-term debt	201.2	188.3
Current operating lease liabilities	88.0	105.0
Income and other taxes payable	89.1	33.8
Current liabilities held for sale	—	956.7
Total current liabilities	2,983.1	3,585.7
Long-term debt, net	5,139.9	7,892.1
Long-term operating lease liabilities	293.4	317.4
Pension and other post-employment benefits	414.7	400.3
Deferred income taxes	527.8	175.1
Other noncurrent liabilities	423.9	334.5
Total liabilities	9,782.8	12,705.1
COMMITMENTS AND CONTINGENCIES (See Note 20)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 1.0 and 0.8 issued and 1.0 and 0.8 and outstanding, respectively, at December 31, 2020 and June 30, 2020	1,002.2	715.8
REDEEMABLE NONCONTROLLING INTERESTS	79.5	79.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at December 31, 2020 and June 30, 2020	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 831.6 and 830.6 issued and 766.1 and 765.1 outstanding, respectively, at December 31, 2020 and June 30, 2020	8.3	8.3
Additional paid-in capital	10,427.1	10,447.4
Accumulated deficit	(5,585.2)	(5,548.6)
Accumulated other comprehensive income	(326.5)	(456.2)
Treasury stock—at cost, shares: 65.5 at December 31, 2020 and June 30, 2020	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,077.4	3,004.6
Noncontrolling interests	217.9	224.2
Total equity	3,295.3	3,228.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$14,159.8	$16,728.8
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2020
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
BALANCE as adjusted—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Exercise of employee stock options and restricted stock units			0.6		—					—		—
Shares withheld for employee taxes					(1.0)					(1.0)		(1.0)
Share-based compensation expense					6.2					6.2		6.2
Changes in dividends accrued			—		0.8					0.8		0.8
Dividends accrued- Convertible Series B Preferred Stock					(20.8)					(20.8)		(20.8)		20.8
Net income						221.4				221.4	0.4	221.8	5.5
Other comprehensive loss							(5.9)			(5.9)	(0.1)	(6.0)
Distribution to noncontrolling interests, net										—		—	—
Adjustment of redeemable noncontrolling interests to redemption value					1.5					1.5		1.5	(1.5)
BALANCE—September 30, 2020	1.5	$—	831.2	$8.3	$10,434.1	$(5,332.9)	$(462.1)	65.5	$(1,446.3)	$3,201.1	$224.5	$3,425.6	$83.1	$979.0
Exercise of employee stock options and restricted stock units			0.4		—					—		—
Shares withheld for employee taxes					(0.9)					(0.9)		(0.9)
Share-based compensation expense					14.4					14.4		14.4
Changes in dividends accrued					0.4					0.4		0.4
Dividends accrued- Convertible Series B Preferred Stock					(23.2)					(23.2)		(23.2)		23.2
Net income (loss)						(252.3)				(252.3)	(2.5)	(254.8)	0.3
Other comprehensive loss							135.6			135.6	0.2	135.8
Distribution to noncontrolling interests, net										—	(4.3)	(4.3)	(2.1)
Adjustment of redeemable noncontrolling interests to redemption value					1.8					1.8		1.8	(1.8)
Equity Investment contribution for share-based compensation					0.5					0.5		0.5
BALANCE—December 31, 2020	1.5	$—	831.6	$8.3	$10,427.1	$(5,585.2)	$(326.5)	65.5	$(1,446.3)	$3,077.4	$217.9	$3,295.3	$79.5	$1,002.2

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2019
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASU No. 2016-16						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1	—	0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—		—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	0.1	822.5	8.1	10,566.1	(4,489.6)	(183.4)	65.5	(1,446.3)	4,455.0	9.3	4,464.3	94.6	—
Exercise of employee stock options and restricted stock units			1.1		1.5					1.5		1.5
Shares withheld for employee taxes					(3.5)					(3.5)		(3.5)
Share-based compensation expense					10.3					10.3		10.3
Dividends declared - Cash and Other					(66.1)					(66.1)		(66.1)
Dividends ($0.125 per common share)					(29.3)					(29.3)		(29.3)
Dividends settled in Shares of Class A Common Stock			2.4	0.2	29.3					29.5		29.5
Net (loss) income						(21.1)				(21.1)	0.5	(20.6)	4.2
Other comprehensive income							105.9			105.9	0.1	106.0
Distribution to noncontrolling interests, net										—		—	(10.7)
Adjustment of redeemable noncontrolling interests to redemption value					(10.5)					(10.5)		(10.5)	10.5
BALANCE—December 31, 2019	9.4	$0.1	826.0	$8.3	$10,497.8	$(4,510.7)	$(77.5)	65.5	$(1,446.3)	$4,471.7	$9.9	$4,481.6	$98.6	$—

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(27.3)	$39.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	289.7	357.3
Non-cash lease expense	41.2	51.8
Deferred income taxes	(299.6)	(50.4)
Provision for bad debts	(6.4)	26.0
Provision for pension and other post-employment benefits	7.7	18.3
Share-based compensation	22.3	16.5
Gain on divestitures and sale of brand assets	—	(84.5)
Loss on sale of business in discontinued operations	219.1	—
Foreign exchange effects	31.7	5.4
Other	38.7	20.4
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	(178.6)	12.3
Inventories	113.8	85.3
Prepaid expenses and other current assets	(73.8)	3.5
Accounts payable	(61.8)	(118.9)
Accrued expenses and other current liabilities	283.3	195.9
Operating lease liabilities	(79.2)	(53.7)
Income and other taxes payable	98.0	(19.3)
Other noncurrent assets	29.2	(29.2)
Other noncurrent liabilities	24.7	(14.6)
Net cash provided by operating activities	472.7	462.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111.6)	(145.0)
Proceeds from sale of long term assets	2.1	—
Proceeds from sale of business, net of cash disposed	27.0	25.6
Proceeds from sale of discontinued business, net of cash disposed	2,386.2	—
Return of capital from equity investments	448.0	—
Termination of currency swaps designated as net investment hedges	(37.6)	—
Net cash provided by (used in) investing activities	2,714.1	(119.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term debt, original maturity less than three months	1.2	(4.0)
Proceeds from revolving loan facilities	1,376.2	1,448.5
Repayments of revolving loan facilities	(2,426.1)	(1,540.8)
Repayments of term loans and other long-term debt	(2,113.7)	(93.0)
Dividend payment	(1.5)	(130.4)
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	—	2.1
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(4.5)
Proceeds from issuance of Convertible Series B Preferred Stock	227.2	—
Net proceeds from foreign currency contracts	12.6	10.8

Purchase of remaining mandatorily redeemable noncontrolling interest	—	(45.0)
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(6.3)	(20.1)
All other	(2.4)	(4.3)
Net cash used in financing activities	(2,932.8)	(380.7)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.7)	(2.8)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	253.3	(40.9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	352.0	380.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$605.3	$339.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$133.7	$143.9
Net cash (refunds)/payments for income taxes	(10.6)	78.0
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$40.3	$79.9
Non-cash Common Stock dividend	—	60.2
Non-cash Preferred Stock dividend	43.9	—
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kolberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result Coty will own a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella"). See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2020. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2021. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2020 and June 30, 2020, the Company had restricted cash of $56.2 and $43.7, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2020 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2020. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.

Equity Investments
The Company elected the fair value option to account for its investment in the Wella Business. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using either the market approach and/or income approach. Changes in the fair value of equity investments under the fair value option are recorded in the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the market value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three months ended December 31, 2020 and 2019 was 68.2% and 27.8%, respectively and 156.9% and 40.4% for the six months ended December 31, 2020 and 2019, respectively. The positive effective tax rate for the three and six months ended December 31, 2020 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended December 31, 2020, as compared with the three months ended December 31, 2019, is primarily due to the resolution of foreign uncertain tax positions of $16.8 in the current period. The change in the effective tax rate for the six months ended December 31, 2020, as compared with the six months ended December 31, 2019, is primarily due to a preliminary benefit of $220.5 recorded in the first quarter of fiscal 2021 and the U.S. GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the first quarter of fiscal 2021 is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2020 and June 30, 2020, the gross amount of UTBs was $325.1 and $277.9, respectively. As of December 31, 2020, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $200.1. As of December 31, 2020 and June 30, 2020, the liability associated with UTBs, including accrued interest and penalties, was $222.2 and $170.7, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(0.2) and $(1.3) for the three months ended December 31, 2020 and 2019, respectively and $1.0 and $0.1 for the six months ended December 31, 2020 and 2019, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020 was $22.0 and $19.3, respectively. On the basis of the information available as of December 31, 2020, it is reasonably possible that a decrease of up to $38.4 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 and ASU 2018-19, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company adopted this guidance in the first quarter of fiscal 2021 and the cumulative effect adjustment from adoption was immaterial to the Company's Condensed Consolidated Financial Statements. On initial recognition, the Company recorded an after-tax cumulative effect decrease to retained earnings of $5.7 ($6.6 pre-tax) as of the beginning of fiscal 2021.

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective July 1, 2020, on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which simplifies the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued due to reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to these contract modifications if certain criterion are met. The amendment is available to be adopted immediately and the Company is evaluating the impact of applying this guidance on its existing derivative contracts, leases and other arrangements, as well as when to adopt this guidance.
3. DISCONTINUED OPERATIONS
As described in Note 1—Description of Business, on November 30, 2020, the Company completed the strategic transaction for the sale of a majority stake in the Wella Business.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations for the period up to and including the date of the sale, and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Wella Business assets and liabilities included in the sale are presented as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets for the comparative period provided. The Wella Business was comprised of the Professional Beauty reportable segment and the Retail Hair business, which was included in the Americas, EMEA and Asia Pacific reportable segments.
The following table has selected financial information included in Net (loss) income from discontinued operations for the Wella Business.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020 (b)	2019	2020 (b)	2019
Net revenues	$419.9	$661.3	$986.3	$1192.9
Cost of sales	141.5	227.0	322.5	403.5
Gross profit	278.4	434.3	663.8	789.4
Selling, general and administrative expenses	203.7	286.2	443.7	552.1
Amortization expense	—	26.0	—	52.0
Restructuring costs	(0.7)	6.2	(0.7)	7.4
Operating income	75.4	115.9	220.8	177.9
Interest expense, net (a)	9.5	12.7	21.3	27.0
Loss on sale of business	219.1	—	219.1	—
Other expense (income), net	(1.1)	(0.1)	(1.0)	(0.2)
Income from discontinued operations before income taxes	(152.1)	103.3	(18.6)	151.1
Income tax on discontinued operations	83.5	18.4	112.3	26.7
Net (loss) income from discontinued operations	$(235.6)	$84.9	$(130.9)	$124.4

(a) Interest expense was allocated to the discontinued operations due to a requirement in the 2018 Coty Credit Agreement, as amended (defined in Note 12—Debt), that cash generated from the divestiture of any businesses through March 31, 2021 will be utilized to reduce our debt, other than a maximum of $500.0 that is reserved for reinvestment in the business.

(b) As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity comprises of two and five months, respectively, for the three and six month periods ended December 31, 2020.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Six Months Ended December 31,
	2020 (a)	2019
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—	$72.4
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$8.7	$11.4

(a) As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity comprises of five months for the six month period ended December 31, 2020.
The major components of assets and liabilities of the Wella Business held for sale are provided below.

June 30, 2020(a)
ASSETS
Trade receivables	$168.0
Inventories	269.2
Prepaid expenses and other current assets	134.9
Property and equipment, net	241.3
Goodwill	874.8
Other intangible assets, net	2,770.4
Operating lease right-of-use assets	73.4
Deferred income taxes	25.5
Other noncurrent assets	55.6
TOTAL ASSETS HELD FOR SALE	$4,613.1

LIABILITIES
Accounts payable	$128.3
Accrued expenses and other current liabilities	236.4
Current operating lease liabilities	17.2
Income and other taxes payable	15.8
Long-term operating lease liabilities	65.9
Noncurrent deferred tax liabilities	324.8
Pension and other post-employment benefits	140.8
Other noncurrent liabilities	27.5
TOTAL LIABILITIES HELD FOR SALE	$956.7

(a) The sale of Wella closed on November 30, 2020. As such, there were no assets held for sale as of December 31, 2020. For the period ended on June 30, 2020, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.
The loss on sale of the Wella Business included in Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations was $219.1 for the three months ended December 31, 2020. Cash proceeds received by the Company for the sale of its 60% stake in Wella were $2,451.7 and the Company retained an equity interest of 40%, valued at $1,634.5. The loss on sale reflects the net assets sold, taxes and other costs to sell the Wella Business.

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
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 10—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2020	2019	2020	2019
Net revenues:
Americas	$539.5	$581.5	$1,010.1	$1,070.3
EMEA	708.9	908.0	1,239.3	1,584.7
Asia Pacific	167.2	194.2	290.3	384.4
Other	—	—	—	55.5
Total	$1,415.6	$1,683.7	$2,539.7	$3,094.9
Operating income (loss):
Americas	31.6	21.5	52.8	4.0
EMEA	88.0	98.9	101.1	127.1
Asia Pacific	6.4	5.6	(12.7)	14.1
Other	—	—	—	(10.9)
Corporate	(109.0)	(206.5)	(190.2)	(150.8)
Total	$17.0	$(80.5)	$(49.0)	$(16.5)
Reconciliation:
Operating income (loss)	17.0	(80.5)	(49.0)	(16.5)
Interest expense, net	59.2	58.4	121.3	121.5
Other expense, net	17.6	1.4	11.8	3.7
Loss from continuing operations before income taxes	$(59.8)	$(140.3)	$(182.1)	$(141.7)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2020	2019	2020	2019
Fragrance	63.5%	62.5%	60.1%	60.5%
Color Cosmetics	23.8	25.4	26.7	27.3
Hair Care	0.3	0.4	0.3	0.3
Skin & Body Care	12.4	11.7	12.9	11.9
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

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
(b) The Company recorded no measurement period adjustments in fiscal 2021, other than allocating the goodwill as noted below.
Goodwill is not expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating King Kylie’s products into the Company’s existing manufacturing and sales channels. Goodwill of $66.6,

$35.9 and $26.1 is allocated to the Americas, EMEA, and Asia Pacific segments, respectively. The allocation of goodwill to segments was based on the relative fair values of expected future cash flows.
The fair value of the noncontrolling interest was estimated using the income approach applied to the projected cash flows of King Kylie. As King Kylie is a private company, the fair value measurement was based on significant inputs that are not observable in the market and thus, represent a Level 3 measurement.
Business Divestitures
Wella Business
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owns approximately 60% of the separately managed business, and the Company owns the remaining 40%. Cash proceeds received for the sale of the 60% stake in Wella were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2). The transaction is subject to working capital adjustments that are pending resolution.
Coty utilized $2,015.5 of the net proceeds to pay down its Term Loans A and B on a pro rata basis and reserved $500.0 for reinvestment in the Company's business (see Note 12—Debt).
As a result of the sale of the majority interest in Wella, the Company determined that it no longer had a controlling interest in the Wella Business. The Company, therefore, deconsolidated its ownership of the Wella assets and liabilities and no longer reported the assets and liabilities of Wella in its Condensed Consolidated Balance Sheet as of December 31, 2020. The operations of Wella were consolidated in the results of the Company through the date of sale. The Company accounted for its 40% stake in the Wella Business under the fair value option (see Note 9—Equity Investments).
Younique
On August 27, 2019, the Company entered into a contribution and redemption agreement to transfer all of its membership interest in Foundation, which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9, which has been paid. The initial estimate of the pre-tax gain of $84.5 was included in Gain on divestitures and sale of brand assets in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2019. During the fiscal year June 30, 2020, the Company recorded a final pre-tax gain of $111.5 resulting from the sale. The final pre-tax gain is included in (Gain) loss on divestitures and sale of brand assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
Younique’s operations are included within Other and its results of operations through the Closing Date are included in the Condensed Consolidated Statements of Operations for the six months ended December 31, 2019.
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $(0.5) and $4.1 for the three months ended December 31, 2020 and 2019, respectively and $(0.5) and $4.1 for the six months ended December 31, 2020 and 2019, respectively.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $52.2 and $31.9 for the three months ended December 31, 2020 and 2019, respectively and $98.5 and $31.9 for the six months ended December 31, 2020 and 2019, respectively. Divestiture-related costs incurred during the three and six months ended December 31, 2020 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
These costs have been recorded in Acquisition and divestiture-related costs in the Condensed Consolidated Statements of Operations.

7. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2020 and 2019 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Transformation Plan	$62.5	$131.8	$93.7	$139.4
Other Restructuring	(2.9)	(3.1)	(4.0)	(5.9)
Total	$59.6	$128.7	$89.7	$133.5
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $250.3 related to approved initiatives through December 31, 2020, which have been recorded in Corporate.
Over the next three fiscal years, the Company expects to incur approximately $80.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	93.7	(0.4)	0.4	93.7
Cumulative through December 31, 2020	$244.9	$(1.5)	$6.9	$250.3
The related liability balance and activity for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2020	$131.9	$—	$0.7	$132.6
Restructuring charges	109.7	(0.4)	0.4	109.7
Payments	(40.2)	—	(0.2)	(40.4)
Changes in estimates	(16.0)	—	—	(16.0)
Non-cash utilization	—	0.4	—	0.4
Adjustment for sale of the Wella Business	(0.6)	—	—	(0.6)
Effect of exchange rates	9.9	—	—	9.9
Balance—December 31, 2020	$194.7	$—	$0.9	$195.6
The Company currently estimates that the total remaining accrual of $195.6 will result in cash expenditures of approximately $68.2, $111.4 and $16.0 in fiscal 2021, 2022 and thereafter, respectively.
Other Restructuring
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(2.9) and $(3.1) during the three months ended December 31, 2020 and 2019, respectively and $(4.0) and $(5.9) for the six months ended December 31, 2020 and 2019, respectively. The related liability balances were $7.8 and $14.5 at December 31, 2020 and June 30, 2020, respectively. The Company currently estimates that the total remaining accrual of $7.8 will result in cash expenditures of $6.5 and $1.3 in fiscal 2021 and 2022, respectively.

8. INVENTORIES
Inventories as of December 31, 2020 and June 30, 2020 are presented below:

	December 31, 2020	June 30, 2020
Raw materials	$86.1	$148.6
Work-in-process	6.8	11.1
Finished goods	533.2	518.5
Total inventories	$626.1	$678.2

9. EQUITY INVESTMENTS
On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a majority stake in Coty’s Wella Business. As part of the transaction, Coty received cash proceeds of $2,451.7, and retained a 40% stake in Wella. The Company initially computed the fair value of its retained noncontrolling interest investment based on the fair value of the Wella Business exchanged with KKR. This resulted in an initial fair value of $1,634.5 for the retained noncontrolling interest investment in Wella. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. As of December 31, 2020, the fair value of the Company's investment in Wella was estimated to be $1,186.5.
Beginning on December 1, 2020, the summarized financial information for such equity investment as of and for the period ended December 31, 2020 is as follows:

Three and Six Months Ended December 31, 2020
Net revenues	$215.2
Gross profit	147.0
Operating loss	(5.1)
Loss from operations before income taxes	(13.5)
Net loss from operations	(12.7)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2020 and June 30, 2020 is presented below:

	Americas	EMEA	APAC	Total
Gross balance at June 30, 2020	$3,112.2	$3,638.9	$1,262.9	$8,014.0
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2020	$1,343.5	$1,781.6	$848.8	$3,973.9

Changes during the period ended December 31, 2020
Measurement period adjustments (a)	(62.0)	35.9	26.1	—
Foreign currency translation	53.8	84.5	38.9	177.2

Gross balance at December 31, 2020	$3,104.0	$3,759.3	$1,327.9	$8,191.2
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at December 31, 2020	$1,335.3	$1,902.0	$913.8	$4,151.1

(a) Includes measurement period adjustments during the period ended December 31, 2020 in connection with the King Kylie acquisition (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
Other Intangible Assets, net
Other intangible assets, net as of December 31, 2020 and June 30, 2020 are presented below:

	December 31, 2020	June 30, 2020
Indefinite-lived other intangible assets	$1,032.3	$995.5
Finite-lived other intangible assets, net	3,462.2	3,376.6
Total Other intangible assets, net	$4,494.5	$4,372.1

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2020	$1,909.0	$1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	$995.5

Changes during the period ended December 31, 2020
Foreign currency translation	36.8	36.8

Gross balance at December 31, 2020	$1,945.8	$1,945.8
Accumulated impairments	(913.5)	(913.5)
Net balance at December 31, 2020	$1,032.3	$1,032.3

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2020
License agreements and collaboration agreements(a)	$3,861.2	$(1,021.1)	$(19.6)	$2,820.5
Customer relationships(a)	786.1	(427.3)	(5.5)	353.3
Trademarks	325.7	(154.0)	(0.5)	171.2
Product formulations and technology	86.2	(54.6)	—	31.6
Total	$5,059.2	$(1,657.0)	$(25.6)	$3,376.6
December 31, 2020
License agreements and collaboration agreements	$4,101.1	$(1,157.4)	$(19.6)	$2,924.1
Customer relationships	810.1	(467.1)	(5.5)	337.5
Trademarks	333.5	(164.1)	(0.5)	168.9
Product formulations and technology	91.2	(59.5)	—	31.7
Total	$5,335.9	$(1,848.1)	$(25.6)	$3,462.2

(a) Includes License agreements and Customer relationships of $649.0 and $27.0, respectively resulting from the King Kylie acquisition on January 6, 2020 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
Amortization expense was $61.8 and $50.8 for the three months ended December 31, 2020 and 2019, respectively, and $127.2 and $109.1 for the six months ended December 31, 2020 and 2019, respectively.

11. LEASES
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
The following chart provides additional information about the Company’s operating leases for the three and six months ended December 31, 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2020	2019	2020	2019
Operating lease cost	$19.8	$25.4	$39.0	$51.8
Short-term lease cost	0.2	0.7	0.4	1.3
Variable lease cost	16.4	10.0	30.3	20.3
Sublease income	(3.0)	(2.4)	(4.5)	(4.6)
Net lease cost	$33.4	$33.7	$65.2	$68.8
Other information:
Operating cash outflows from operating leases	$(48.5)	$(24.8)	$(79.9)	$(51.4)
Right-of-use assets obtained in exchange for lease obligations	$2.8	$23.8	$10.8	$(2.3)

Weighted-average remaining lease term - real estate			6.4	7.5
Weighted-average discount rate - real estate leases			3.49%	3.23%
Future minimum lease payments for the Company’s operating leases as of December 31, 2020 are as follows:

Fiscal Year Ending June 30,
2021, remaining	$56.3
2022	81.8
2023	66.6
2024	53.6
2025	40.8
Thereafter	129.2
Total future lease payments	428.3
Less: imputed interest	(46.9)
Total present value of lease liabilities	381.4
Current operating lease liabilities	88.0
Long-term operating lease liabilities	293.4
Total operating lease liabilities	$381.4

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

12. DEBT
The Company’s debt balances consisted of the following as of December 31, 2020 and June 30, 2020, respectively:

	December 31, 2020	June 30, 2020
Short-term debt	$1.4	$—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	456.0	1,438.8
2018 Coty Term A Facility due April 2023	1,906.5	2,959.0
2018 Coty Term B Facility due April 2025	1,494.0	2,308.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	676.1	618.3
2026 Euro Notes due April 2026	307.3	281.1
Other long-term debt and capital lease obligations	0.4	0.6
Total debt	5,391.7	8,156.3
Less: Short-term debt and current portion of long-term debt	(201.2)	(188.3)
Total Long-term debt	5,190.5	7,968.0
Less: Unamortized debt issuance costs	(45.5)	(66.9)
Less: Discount on Long-term debt	(5.1)	(9.0)
Total Long-term debt, net	$5,139.9	$7,892.1

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2020, total short-term debt increased to $1.4 from $0.0 as of June 30, 2020. In addition, the Company had undrawn letters of credit of $15.7 and $6.0 and bank guarantees of $27.3 and $45.7 as of December 31, 2020 and June 30, 2020, respectively.
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
On April 29, 2020, the Company amended its existing credit agreement. The amendment (i) provided a net debt to EBITDA financial covenant "holiday" through March 31, 2021; (ii) established a minimum liquidity covenant through March 31, 2021 of $350.0, which increased to $500.0 for the prepayment event noted below; and (iii) effectively placed certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional secured indebtedness. The amendment did not modify the applicable funding costs during the period through March 31, 2021.
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received cash proceeds of $2,451.7 for the sale of its 60% stake in Wella and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella (see Note 5—Business Combinations, Asset Acquisitions and Divestitures). In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its Term Loans A and B on a pro rata basis and reserved $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). If the Reinvestment Balance is not reinvested within twelve months, the Company is required to use the remainder to pay down its Term Loans A and B on a pro rata basis. As a result of the prepayments, the outstanding balances of Term Loans A and B were reduced by $1,135.7 and $879.8, respectively, and the Company wrote off $10.7 of unamortized deferred financing fees and $3.1 of unamortized original issue debt discounts. The write-offs of the unamortized deferred financing fees and unamortized original issue debt discounts are included in Other expense, net in the Condensed Consolidated Statements of Operations. Additionally, in accordance with the 2018 Coty Credit Agreement, as amended, as a result of the prepayments, the minimum liquidity covenant increased from $350.0 to $500.0.
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
Fair Value of Debt

	December 31, 2020		June 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$3,856.5	$3,664.8	$6,706.3	$5,962.3
Senior Unsecured Notes	1,533.4	1,482.0	1,449.4	1,270.3
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of December 31, 2020, are presented below:

Fiscal Year Ending June 30,
2021, remaining	$99.8
2022	199.5
2023	2,800.4
2024	24.4
2025	1,408.5
Thereafter	857.3
Total	$5,389.9
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

Quarterly Test Period Ending	Total Net Leverage Ratio (as amended April 29, 2020) (a)
December 31, 2020 through March 31, 2021	N/A (not tested)(b)
June 30, 2021 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

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
(b) The 2018 Coty Credit Agreement, as amended, establishes a quarterly minimum liquidity covenant for this period of $500.0. As of December 31, 2020, the immediate liquidity was $2,832.1.
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement, as amended), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which our Total Net Leverage Ratio is no greater than the maximum Total Net Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period. On January 6, 2020, the Company entered into a purchase agreement for the King Kylie Transaction, which constituted a Material Acquisition. As such, per the 2018 Coty Credit Agreement, as amended, the maximum Total Net Leverage Ratio for the quarter ended December 31, 2020 is 5.95.
As of December 31, 2020, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

13. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2020 and 2019, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest expense	$60.6	$53.6	$119.6	$114.7
Foreign exchange (gains) losses, net of derivative contracts	(0.7)	4.8	3.7	8.7
Interest income	(0.7)	—	(2.0)	(1.9)
Total interest expense, net	$59.2	$58.4	$121.3	$121.5

14. EMPLOYEE BENEFIT PLANS
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $5.3 for the six months ended December 31, 2020. The impact of the curtailment activity on the current and prior comparative periods is included in Other expense, net in the Condensed Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$5.2	$9.2	$0.3	$0.4	$5.5	$9.6
Interest cost	0.1	0.3	2.2	2.3	0.3	0.6	2.6	3.2
Expected return on plan assets	—	—	(1.8)	(2.1)	—	—	(1.8)	(2.1)
Amortization of prior service credit	—	—	(0.1)	(0.2)	(0.8)	(1.5)	(0.9)	(1.7)
Amortization of net loss	0.3	0.3	(0.1)	—	—	—	0.2	0.3
Net periodic benefit cost (credit)	$0.4	$0.6	$5.4	$9.2	$(0.2)	$(0.5)	$5.6	$9.3

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$11.9	$18.7	$0.6	$0.9	$12.5	$19.6
Interest cost	0.2	0.4	4.7	4.6	0.6	1.0	5.5	6.0
Expected return on plan assets	—	—	(3.7)	(4.2)	—	—	(3.7)	(4.2)
Amortization of prior service credit	—	—	(0.2)	(0.4)	(1.7)	(3.1)	(1.9)	(3.5)
Amortization of net loss	0.7	0.4	(0.1)	—	—	—	0.6	0.4
Curtailment gain recognized	—	—	(5.3)	—	—	—	(5.3)	—
Net periodic benefit cost (credit)	$0.9	$0.8	$7.3	$18.7	$(0.5)	$(1.2)	$7.7	$18.3
Net periodic benefit costs include amounts related to discontinued operations of $2.5 and $3.6 for the three months ended December 31, 2020 and 2019, respectively, and $6.2 and $7.2 for the six months ended December 31, 2020 and 2019, respectively.

15. DERIVATIVE INSTRUMENTS
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
On December 1, 2020, as part of the divestiture, the Company entered into a novation agreement with Wella to assign all existing foreign exchange forward contracts and related obligations originally executed by the Company in connection with the Wella Business.
In December 2020, the Company applied $2,015.5 in proceeds from the Wella transaction to pay down existing U.S. dollar and foreign currency denominated debt obligations. As a result, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €3,591.0 million at June 30, 2020 to €2,804.8 million as of December 31, 2020.
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
In December 2020, the Company terminated certain existing interest rate swaps with notional amount of $600.0 in exchange for cash payment of $4.0. The related loss from this termination is included in Interest expense, net in the Condensed Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,400.0 and $3,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss)/gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(85.6) and $261.9 as of December 31, 2020 and June 30, 2020, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) and $(12.5) as of December 31, 2020 and June 30, 2020, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Foreign exchange forward contracts	$0.8	$(1.0)	$(0.4)	$(0.6)
Interest rate swap contracts	0.2	4.1	0.4	3.6
Cross-currency swap contracts	—	(22.6)	(25.1)	(18.7)
Net investment hedge	(174.4)	(99.3)	(347.5)	58.0
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(27.6) and $(43.0) as of December 31, 2020 and June 30, 2020, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(13.4).

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
	Net revenues	Interest expense, net	Net revenues	Interest expense, net	Net revenues	Interest expense, net	Net revenues	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—	$1.0	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(11.5)	—	(1.2)	—	(21.3)	—	(0.3)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2020	2019	2020	2019
Foreign exchange contracts	Selling, general and administrative expenses	$—	$—	$0.1	$(0.5)
Foreign exchange contracts	Interest expense, net	10.9	6.6	16.2	11.3
Foreign exchange contracts	Other expense, net	(0.1)	(0.2)	(0.4)	(0.3)

16. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2020, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2020, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 766.1 million.
As of December 31, 2020, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 61% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and six months ended December 31, 2020, JABC did not acquire any shares of Class A Common Stock.
Series A and A-1 Preferred Stock
As of December 31, 2020, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of December 31, 2020, total authorized, issued and outstanding shares of Series A Preferred Stock were 1.5 million, and Series A-1 Preferred Stock were nil. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of December 31, 2020, the Company has $0.5 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. The Series B Preferred Stock had accrued unpaid dividends of $50.5 and $6.5 as of December 31, 2020 and June 30, 2020, respectively. There were no dividends paid in relation to the Series B Preferred Stock in the six months ended December 31, 2020.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2020, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2020, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three and six months ended December 31, 2020. The Company repurchased 0.5 million shares of its Class A Common Stock for $4.5 during the three months ended September 30, 2019 in connection with the exit of an executive in September 2019.
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
The change in dividends accrued recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of December 31, 2020 were $1.2, consisting of $1.2 of dividends no longer expected to vest as a result of forfeitures of outstanding RSUs. In addition to the activity noted above, the Company made a payment of $1.5 for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2020. Thus, total dividends settled in cash during the six months ended December 31, 2020 were $1.5.
Total accrued dividends on unvested RSUs and phantom units of $1.8 and $2.2 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2020.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)
Other comprehensive (loss) income before reclassifications	(0.2)	(385.1)	514.1	—	128.8
Net amounts reclassified from AOCI/(L)	15.6	—	—	(14.7)	0.9
Net current-period other comprehensive income (loss)	15.4	(385.1)	514.1	(14.7)	129.7
Balance—December 31, 2020	$(27.6)	$(123.2)	$(169.7)	$(6.0)	$(326.5)

(a) For the six months ended December 31, 2020, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $14.7, net of tax of $4.3.

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

17. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Equity plan expense (a)	$13.7	$8.6	$18.6	$13.0
Equity plan modified and cash settled	—	—	0.9	—
Liability plan (income) expense	0.8	—	0.7	—
Fringe expense	0.4	1.0	0.4	1.0
Total share-based compensation expense	$14.9	$9.6	$20.6	$14.0

(a) Equity plan shared-based compensation expense of $14.4 and $10.3, and $20.6 and $16.5 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three and six months ended December 31, 2020 and 2019, respectively. Of the $14.4 and $10.3 for the three months ended December 31, 2020 and 2019, respectively, $0.7 and $1.7, respectively, were reclassified to discontinued operations. Of the $20.6 and $16.5 for the six months ended December 31, 2020 and 2019, respectively, $2.0 and $3.5, respectively, were reclassified to discontinued operations.

The share-based compensation expense for the three and six months ended December 31, 2020 of $14.9 and $20.6, respectively, includes $17.3 and $23.7 expense offset by $(2.4) and $(3.1) income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments. The share-based compensation expense for the three and six months ended December 31, 2019 of $9.6 and $14.0, respectively, includes $9.6 and $16.5 expense offset by nil and $2.5 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments.
As of December 31, 2020, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, restricted stock units and other share awards is $16.3, $0.0, $2.6 and $69.8, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 3.01, 0.00, 2.43 and 2.85 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted 8.7 and 8.7 shares of RSUs and other share awards during the three and six months ended December 31, 2020, respectively. The Company recognized share-based compensation expense of $11.8 and $6.8 for the three months ended December 31, 2020 and 2019, respectively and $17.1 and $10.5 for the six months ended December 31, 2020 and 2019, respectively.
Restricted Stock
The Company granted no shares of restricted stock and other share awards during the three and six months ended December 31, 2020. The Company recognized share-based compensation expense of $0.6 and nil for the three months ended December 31, 2020 and 2019, respectively and $0.5 and nil for the six months ended December 31, 2020 and 2019, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and six months ended December 31, 2020. The Company recognized share-based compensation expense (income) of $0.5 and $0.5 for the three months ended December 31, 2020 and 2019, respectively and $0.4 and $1.0 for the six months ended December 31, 2020 and 2019, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and six months ended December 31, 2020. The Company recognized share-based compensation expense of $2.0 and $2.3 for the three months ended December 31, 2020 and 2019, respectively and $2.6 and $2.6 for the six months ended December 31, 2020 and 2019, respectively.

18. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(in millions, except per share data)
Amounts attributable to Coty Inc.:
Net (loss) income from continuing operations	$(16.7)	$(106.0)	$100.0	$(93.2)
Convertible Series B Preferred Stock dividends	(23.1)	—	(43.9)	—
Net (loss) income from continuing operations attributable to common stockholders	(39.8)	(106.0)	56.1	(93.2)
Net (loss) income from discontinued operations, net of tax	(235.6)	84.9	(130.9)	124.4
Net (loss) income attributable to common stockholders	$(275.4)	$(21.1)	$(74.8)	$31.2

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	764.6	758.1	764.3	756.1
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	—	—	1.5
Effect of restricted stock and RSUs(b)	—	—	4.2	3.6
Effect of Convertible Series B Preferred Stock	—	—	158.1	—
Weighted-average common shares outstanding—Diluted	764.6	758.1	926.6	761.2

(Loss) earnings per common share
(Loss) earnings from continued operations per common share - basic	$(0.05)	$(0.14)	$0.07	$(0.12)
(Loss) earnings from continued operations per common share - diluted	(0.05)	(0.14)	0.07	(0.12)

(Loss) earnings from discontinued operations - basic	(0.31)	0.11	(0.17)	0.16
(Loss) earnings from discontinued operations - diluted	(0.31)	0.11	(0.17)	0.16

(Loss) earnings per common share - basic	(0.36)	(0.03)	(0.10)	0.04
(Loss) earnings per common share - diluted	(0.36)	(0.03)	(0.10)	0.04

(a) For the three months ended December 31, 2020 and 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the six months ended December 31, 2020 and 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 16.0 million and 24.8 million shares of Common Stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(b) For the three months ended December 31, 2020 and 2019, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the six months ended December 31, 2020 and 2019, there were 8.5 million and 2.9 million anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
19. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under the shareholders agreement (the "U.A.E. Shareholders Agreement) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United

Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement on December 31, 2020, which is currently pending final settlement and transition. The Company has determined such shares to be a mandatorily redeemable financial interest (“MRFI”) that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement and is currently pending final settlement. As of December 31, 2020 and June 30, 2020, the liability amounted to $7.0 and $8.8, respectively.
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of December 31, 2020, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $79.5 and $79.1 as the RNCI balances as of December 31, 2020 and June 30, 2020, respectively.
20. COMMITMENTS AND CONTINGENCIES
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
Certain Litigation. A purported stockholder class action complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9, captioned Rumsey v. Coty, Inc., et al., Case No. 1:19-cv-00650-LPS, was filed by a putative stockholder against the Company and certain current and former directors of the Company in the U.S. District Court for the District of Delaware, but was not served. The plaintiff alleges that the Company’s Schedule 14D-9 omits certain information, including, among other things, certain financial data and certain analyses underlying the opinion of Centerview Partners LLC. The plaintiff asserts claims under the federal securities laws and seeks, among other things, injunctive and/or monetary relief. On January 24, 2021, the plaintiff voluntarily dismissed the action.
A second consolidated purported stockholder class action and derivative complaint concerning the Cottage Tender Offer and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. A further scheduling order has not yet been entered.
A purported stockholder class action complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, is captioned Crystal Garrett-Evans v. Coty Inc. et al., Case No. 1:20-cv-07277. On November 23, 2020, the court appointed the individual Susan Nock as lead plaintiff and the Rosen Firm as lead counsel. Plaintiff filed an amended complaint on January 22, 2021. The Amended Complaint asserts claims under the federal securities laws and seeks, among other things, monetary relief. This case remains at an early stage.

A second purported stockholder class action and derivative complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition and the Kylie Brands transaction as well as claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets by certain current and former officers and directors of the Company, is pending in the U.S. District Court for the Southern District of New York. The case, which was filed on November 17, 2020, is captioned Chris Lewis v. Becht et al., Case No. 1:20-cv-09685. The Company was named as a nominal defendant. The plaintiff asserts claims under the federal securities laws, as well as claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks, among other things, injunctive and/or monetary relief. This case remains at an early stage.
A complaint alleging various claims including breach of contract and violations of the California Trade Secrets Act is pending against the Company and King Kylie LLC (“King Kylie”) in the Superior Court of the State of California, County of Los Angeles. The case, which was filed on June 30, 2020, is captioned Seed Beauty, LLC et al., v. Coty Inc., et al., Case No. 20VECV00721 (the “Seed Action”). The plaintiffs, Seed Beauty, LLC and BETA Beauty, LLC (collectively, “Seed”) sought a temporary restraining order to enjoin the Company and King Kylie from discussing or using certain alleged Seed trade secrets. The court denied this request. Discovery is underway with respect to Seed’s anticipated motion for a preliminary injunction. Defendants have moved to compel the action to arbitration, and those motions are pending.
In addition, following the announcement of the potential deal between the Company and KKW Beauty, LLC (“KKW”), Seed commenced a lawsuit against KKW in the Superior Court of the State of California, County of Los Angeles. The case, which was filed June 19, 2020, is captioned Seed Beauty, LLC et al., v. KKW Beauty, LLC, Case No. 20VECV00684, and is before the same court as the Seed Action. Seed secured a temporary restraining order prohibiting KKW from sharing with the Company certain alleged Seed trade secrets related to the business relationship between Seed and KKW, as contained in certain documents filed in the action under seal. The Company is not a party to this action but the temporary restraining order imposed on KKW has been extended to the Company. Discovery is underway with respect to Seed’s anticipated motion for preliminary injunction. KKW has moved to compel the action to arbitration, and that motion is pending.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for 2016-2017 tax periods. These tax assessments, including estimated interest and penalties, through December 31, 2020 amount to a total of R$317.7 million (approximately $61.2 as of December 31, 2020). Additionally, the Company received tax assessments related to tax years 2017-2019 during August 2020. These additional tax assessments, including estimated interest and penalties, through December 31, 2020 amount to a total R$571.4 million (approximately $110.0 as of December 31, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the State of Goiás. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
In connection with a federal tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in October of 2020. The assessments relate to federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated for the period from February 2016 to December 2017. These tax assessments, including estimated interest and penalties, through December 31, 2020 amount to a total of R$337.8 million (approximately $65.0 as of December 31, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the Brazil’s Internal Revenue Service. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in November of 2020. The assessments relate to taxes related to interstate transfers, which the Treasury Office of the State of Minas Gerais considers as improperly calculated for 2016-2019 tax periods. These tax assessments, including estimated interest and penalties, through December 31, 2020 amount to a total of R$143.2 million (approximately $27.6 as of December 31, 2020). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the Brazil’s Internal Revenue Service. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
21. RELATED PARTY TRANSACTIONS
Contribution Agreement
In July 2020, in connection with a one-time sign-on award of restricted stock units expected to be granted to the Chief Executive Officer ("CEO") in the third quarter of fiscal 2021, Cottage Holdco B.V., has agreed to transfer to the CEO (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to the CEO if and when the award vests.

Relationship with KKR
As noted in Note 16—Equity and Convertible Preferred Stock., in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. Assuming full conversion of the preferred stock (and accrued dividends through December 31, 2020) and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 21.9% stake. On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock to HFS Holdings S.á r.l, a private limited liability company incorporated under the laws of Luxembourg that is beneficially owned by Peter Harf, a director of the Company. The transaction, which is subject to customary closing conditions, is expected to close on August 27, 2021.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business, which was completed on November 30, 2020. KKR owns 60% of this separately managed entity and Coty owns the remaining 40%.
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
Wella
Coty owns 40% of the Wella Business as an equity investment and performs certain services to Wella.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The various services will be provided for a period of up to eighteen months and can be extended for another three month period. TSA fees and other fees earned for the month of December were $14.7 and $0.6, respectively. As of December 31, 2020, accounts receivable from and accounts payable to Wella of $27.1 and $101.3, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets.
The Company has certain sublease arrangements with Wella after the sale. For the three months ended December 31, 2020, the Company reported sublease income of $1.4 from Wella.
22. SUBSEQUENT EVENTS
KKW Beauty Business Transaction
On January 4, 2021, the Company completed the acquisition of a 20% ownership interest in the KKW beauty business. Total cash paid in the transaction totaled $200.0.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, the Company’s Transformation Plan (as defined below), strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the Wella Transaction and the related transition services (the “Wella TSA”), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof), investments, licenses and portfolio changes, synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Transaction and the KKW Transaction, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the availability of local government funding or reimbursement programs in connection with COVID-19 (including expected timing and amounts), the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan, including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•the impact of COVID-19 (or future similar events), including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, the availability and widespread distribution of a safe and effective vaccine, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks, joint-venture partners, to meet their obligations to us, in particular collections from customers, the extent that government funding and reimbursement programs in connection with COVID-19 are available to us, and the ability to successfully implement measures to respond to such impacts;
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
•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products related to Kylie Jenner’s or Kim Kardashian West’s existing beauty businesses, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, the market value of inventory, the fair value of the equity investment, and the fair value of acquired assets and liabilities associated with acquisitions;
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company's response to COVID-19, the Transformation Plan, the Wella TSA, the integration of the King Kylie Transaction and the KKW Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
•the timing, costs and impacts of divestitures and the amount and use of proceeds from any such transactions;
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
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and prestige channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from COVID-19 on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes (including our ability to expand our digital, direct-to-consumer and e-commerce capabilities within contemplated timeframes or at all);
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
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with the strategic partnerships with Kylie Jenner and Kim Kardashian, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration), risks related to regulation of multi-level marketing business models, ability to protect trademarks and brand names, litigation or investigations by governmental authorities, and changes in law, regulations and policies that affect KKW Holdings, LLC’s (“KKW Holdings”) business or products, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to KKW Holdings’ business model, revenue, sales force or business;
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and re-launches and marketing efforts, including in connection with new products related to Kylie Jenner’s or Kim Kardashian West’s existing beauty businesses;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of Brexit (and related business or market disruption), the current U.S. administration and recent election, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate;
•currency exchange rate volatility and currency devaluation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”), product liability cases (including asbestos), and litigation or investigations relating to the strategic partnerships with Kylie Jenner and Kim Kardashian West;
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
•our relationship with KKR, whose affiliates KKR Rainbow Aggregator L.P. (“KKR Aggregator”) and KKR Bidco are respectively a significant stockholder in Coty and an investor in the Wella Business, and any related conflicts of interest or litigation;
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie and recently completed Kim Kardashian West transactions complement our existing portfolio as personality-led DTC business models with strong social media engines. As we transform the Company, we continue to make progress on our strategic priorities, including digital and e-commerce acceleration, building out our presence in China, ongoing expansion into prestige cosmetics and skincare, and strengthening our core fragrance and cosmetics businesses through leading innovation and improved execution.
The divestiture of the Younique business in September 2019 and the completion of the strategic Wella Transaction are reflections of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. By retaining a 40% interest in the Wella Business following the closing of the Wella Transaction, we are able to benefit from the potential upside of the stand-alone business in the longer term, through a potential divestiture at a later stage.
Our recent management changes demonstrate a commitment to our continued transformation, including strengthening our focus on luxury cosmetics and skincare, building out our presence in Asia, and accelerating our digital and e-commerce capabilities. We expect that our strategy will continue to develop under the direction of our new management team.
COVID-19 Impacts Update
The COVID-19 pandemic has, and is expected to continue to have, material effects on all our product categories across all segments and geographies. The continuing sporadic containment measures and travel restrictions adopted worldwide to address the pandemic have contributed to a significant decline in volume trends, albeit with some emerging evidence of recovery in the Americas and Asia during the first half of fiscal 2021. In particular, demand for color cosmetics products and products sold in the travel retail channel continues to be more significantly impacted by temporary closures of non-essential businesses and social distancing measures, although this is being partially offset by growth in beauty product sales online. Many of our mass products are offered in other channels, such as drug and grocery stores, that continue to operate as essential businesses. However, social distancing measures continue to negatively affect sales volumes for these product categories as well.
As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our Transformation Plan, discussed below, to address the potentially longer-lasting impacts of the COVID-19, the lockdown and a possible recession resulting from COVID-19 in many markets.
We anticipate continued negative pressure on sales until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Transformation Plan Update
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We expect to incur cash costs consistent with the previously announced estimate. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. As a result, we are on track to exit fiscal 2021 with a higher level of cost savings than initially anticipated. These organizational, business and structural changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, including the ongoing obligations under the Wella TSA.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for continuing operations and Coty Inc. including Adjusted operating income (loss), Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three and Six months ended December 31, 2020 As Compared to Three and Six Months Ended December 31, 2019.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
•Other expense (income): We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the tender offer that was in fiscal 2019 initiated by certain of our shareholders. Additionally, we have excluded the write-off of deferred financing fees and discounts that resulted from the pay down of our term debt from the proceeds of the Wella sale, due to the requirements 2018 Coty Credit Agreement, as amended. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, which holds the net assets for Younique	First quarter fiscal year 2020 net revenue excluded.
Third quarter fiscal 2020	Acquisition: King Kylie Transaction - the acquisition of 51% interest in King Kylie LLC	First and second quarter fiscal year 2021 net revenue excluded.
When used herein, the term “Acquisitions” and “Divestitures” or "Acquisition" and “Divestiture”, as applicable, refer to the net revenues of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
Financial results for the Wella Business for fiscal years 2021 and 2020 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

THREE MONTHS ENDED DECEMBER 31, 2020 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019
NET REVENUES
In the three months ended December 31, 2020, net revenues decreased 15.9%, or $268.1, to $1,415.6 from $1,683.7 in the three months ended December 31, 2019. Excluding the impact of the Acquisition, total net revenues decreased 17%, or $292.5, to $1,391.2 in the three months ended December 31, 2020 from $1,683.7 in the three months ended December 31, 2019, reflecting a decrease in unit volume of 15% and a negative price and mix impact of 3%, partially offset by a positive foreign currency exchange translation impact of 1%. The overall decrease in net revenues primarily reflects the impact of the ongoing COVID-19 pandemic, which continues to impact all product categories and regions. The pandemic continued to have a considerable impact on our prestige products, due mainly to continued restrictions on travel retail and reduced traffic in certain luxury retail channels. COVID-19 protocols such as mask-wearing, remote working arrangements, and social distancing have also contributed to reduced demand for several product categories, particularly mass color cosmetics.
The reopening of retail malls across regions, with the exception of Europe which continued to experience rolling lockdowns, coupled with continued e-commerce growth, contributed to overall improvements in net revenues as compared to the first quarter of fiscal 2021, with the most notable improvements in the Americas. Travel retail channels remained challenged, especially in EMEA and Asia Pacific, due to travel restrictions and significantly decreased leisure travel, which had a negative impact on prestige product categories.
Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2020	2019	Change %
NET REVENUES
Americas	$539.5	$581.5	(7)%
EMEA	708.9	908.0	(22)%
Asia Pacific	167.2	194.2	(14)%
Total	$1,415.6	$1,683.7	(16)%

Americas
In the three months ended December 31, 2020, net revenues from the Americas segment decreased 7%, or $42.0 to $539.5 compared to $581.5 in the three months ended December 31, 2019. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 11%, or $64.9, to $516.6 in the three months ended December 31, 2020, from $581.5 in the three months ended December 31, 2019 reflecting an decrease in unit volume of 8% and a negative foreign currency exchange translation impact of 4%, offset by a positive price and mix impact of 1%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to negative brand and category trends for mass color cosmetics and mass fragrances, primarily impacting Covergirl and Rimmel;
(ii)lower net revenues due to the COVID-19 pandemic, impacting primarily color cosmetic and mass fragrance product categories, mainly in the United States, Canada, and Latin America (excluding Brazil). In addition, rolling travel restrictions related due to COVID-19 have significantly affected prestige products in our travel retail channels across the segment; and
(iii)lower net revenues due to overall decreased launch activities in the current period compared to prior period.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenues from the recent launches of Marc Jacobs Perfect and Gucci Guilty;
(ii)an increase in net revenues related to e-commerce, primarily in the United States, Brazil, and Canada;
(iii)an incremental increase in net revenues from the Gucci brand as a result of reduction in customer returns compared to the prior comparative period.

EMEA
In the three months ended December 31, 2020, net revenues from the EMEA segment decreased 22%, or $199.1, to $708.9 from $908.0 in the three months ended December 31, 2019, reflecting a decrease in unit volume of 22%, a negative price and mix impact of 3%, and a positive foreign currency exchange translation impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment. Reduced customer traffic in retail malls contributed significantly to the overall decrease in the segment. Color cosmetics and mass categories experienced proportionately greater declines than prestige products. Travel retail channels also continue to be significantly impacted as new waves of COVID-19 outbreaks reintroduced restrictions in airports and other travel hubs. The pandemic also contributed to lower launch activity in the prestige category compared to the comparative prior year quarter; and
(ii)decreased net revenues related to negative category and share trends in color cosmetics and mass fragrance, with somewhat greater resilience being shown in products related to lifestyle scenting, nails, and eyes categories.
These decreases were partially offset by net revenue increases across EMEA resulting from the continued growth of e-commerce sales and the continued success of launches in new luxury fragrances.
Asia Pacific
In the three months ended December 31, 2020, net revenues from the Asia Pacific segment decreased 14%, or $27.0, to $167.2 from $194.2 in the three months ended December 31, 2019, reflecting a decrease in unit volume of 30%, a positive foreign currency exchange translation impact of 3%, and a positive price and mix impact of 13%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on the prestige category primarily due to an ongoing reduction in traffic in retail malls and travel retail channels. While restrictions in the region trended down during the second quarter of fiscal 2021, travel retail channels in particular continue to be significantly impacted due to fluctuating travel limitations and regional lockdown protocols.
(ii)lower net revenues in the mass channel, primarily color cosmetics such as Rimmel and Max Factor, primarily related to lower market consumption mainly driven by consumer behavior changes partly attributable to the COVID-19 pandemic; and
(iii)lower net revenues due to a reduction in the reliance on the value distribution channel for prestige brands in order to maintain brand integrity across the Asia Pacific region.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenue across the region resulting from the continued success of Gucci Bloom and the launch of Gucci Face Foundation and Marc Jacobs Perfect in the prestige category;
(ii)an increase in net revenue related to travel retail in China, specifically due to reductions in travel restrictions within this country, and distribution expansion within this region for prestige cosmetics products; and
(iii)an increase in net revenue related to continued growth of e-commerce sales.

COST OF SALES
In the three months ended December 31, 2020, cost of sales decreased 8%, or $48.3, to $584.0 from $632.3 in the three months ended December 31, 2019. Cost of sales as a percentage of net revenues increased to 41.3% in the three months ended December 31, 2020 from 37.6% in the three months ended December 31, 2019, resulting in a gross margin decrease of approximately 370 basis points, primarily reflecting:
(i)negative gross margin impacts from changes in product and regional mix, due to the pandemic;
(ii)negative gross margin impact related to an unfavorable mix of prestige brands with higher minimum royalty rates and under-absorption of overhead costs in the period; and
(iii)increased excess and obsolescence expense of mass color cosmetics and fragrance inventory due to the COVID-19 pandemic impacting demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2020, selling, general and administrative expenses decreased 30%, or $274.9, to $641.5 from $916.4 in the three months ended December 31, 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 45.3% in the three months ended December 31, 2020 from 54.4% in the three months ended December 31, 2019, or approximately 910 basis points. This decrease primarily reflects:
(i)690 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue as disciplined management of advertising and consumer promotion spending, entered to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(ii)150 basis points in administrative costs primarily related to a reduction in employee headcount, reductions in non-essential travel and meeting/conference expenses, and decreased professional service costs;
(iii)100 basis points related to lower bad debt expense;
These decreases were partially offset by increase of 50 basis points related to higher share-based compensation due to executive forfeitures of share-based compensation instruments in the prior year.
OPERATING INCOME (LOSS)
In the three months ended December 31, 2020, operating income was $17.0 compared to a loss of $80.5 in the three months ended December 31, 2019. Operating margin, or operating loss as a percentage of net revenues, increased to 1.2% in the three months ended December 31, 2020 as compared to an operating loss as a percentage of net revenues of (4.8)% in the three months ended December 31, 2019. The improved operating margin is largely driven by decrease in restructuring expense as well as various initiatives to lower cost as part of management's plan to reduce advertising and promotional spend and certain discretionary costs.
Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2020	2019	Change %
Operating income (loss)
Americas	$31.6	$21.5	47%
EMEA	88.0	98.9	(11)%
Asia Pacific	6.4	5.6	14%
Corporate	(109.0)	(206.5)	47%
Total	$17.0	$(80.5)	>100%

Americas
In the three months ended December 31, 2020, operating income for Americas was $31.6 compared to income of $21.5 in the three months ended December 31, 2019. Operating margin increased to 5.9% of net revenues in the three months ended December 31, 2020 as compared to 3.7% in the three months ended December 31, 2019, driven by lower selling, general, and administrative costs as a percentage of net revenues, and a significant decrease in advertising and promotional spend.
EMEA
In the three months ended December 31, 2020, operating income for EMEA was $88.0 compared to income of $98.9 in the three months ended December 31, 2019. Operating margin increased to 12.4% of net revenues in the three months ended December 31, 2020 as compared to 10.9% in the three months ended December 31, 2019, driven by lower selling, general, and administrative costs as a percentage of net revenues, largely driven by a significant decrease in advertising and promotional spend and a reduction in fixed costs.
Asia Pacific
In the three months ended December 31, 2020, operating income for Asia Pacific was $6.4 compared to income of $5.6 in the three months ended December 31, 2019. Operating margin increased to 3.8% of net revenues in the three months ended December 31, 2020 as compared to 2.9% in the three months ended December 31, 2019, driven by lower selling, general, and administrative costs as a percentage of net revenues, and largely driven by a significant decrease in advertising and promotional spend.

Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2020, the operating loss for Corporate was $109.0 compared to a loss of $206.5 in the three months ended December 31, 2019, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by a decrease in restructuring and other business realignment costs.
Adjusted Operating Income (loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$31.6	$25.3	$56.9
EMEA	88.0	30.4	118.4
Asia Pacific	6.4	6.1	12.5
Corporate	(109.0)	109.6	0.6
Total	$17.0	$171.4	$188.4

	Three Months Ended December 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$21.5	$12.7	$34.2
EMEA	98.9	31.8	130.7
Asia Pacific	5.6	6.2	11.8
Corporate	(206.5)	206.2	(0.3)
Total	$(80.5)	$256.9	$176.4

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

Adjusted Operating Income for Continuing Operations
We believe that adjusted operating income (loss) further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended December 31,
(in millions)	2020	2019	Change %
Reported operating income (loss)	$17.0	$(80.5)	>100%
% of net revenues	1.2%	(4.8)%
Amortization expense	61.8	50.8	22%
Acquisition and divestiture-related costs	51.7	36.0	44%
Restructuring and other business realignment costs	57.9	170.1	(66)%
Total adjustments to reported operating income	171.4	256.9	(33)%
Adjusted operating income	188.4	176.4	7%
% of net revenues	13.3%	10.5%

In the three months ended December 31, 2020, adjusted operating income increased approximately 7%, or $12.0 to $188.4 from $176.4 in the three months ended December 31, 2019. Adjusted operating margin increased to 13.3% of net revenues in the three months ended December 31, 2020 from 10.5% in the three months ended December 31, 2019, primarily driven by an increase in adjustments related to amortization and costs incurred for acquisitions and divestitures, partially offset by decrease in adjustment related to restructuring and other business realignment activities.
Amortization Expense
In the three months ended December 31, 2020, amortization expense increased to $61.8 from $50.8 in the three months ended December 31, 2019. In the three months ended December 31, 2020, amortization expense of $25.3, $30.4, and $6.1 was reported in the Americas, EMEA, and Asia Pacific segments, respectively. In the three months ended December 31, 2019, amortization expense of $12.7, $31.8, and $6.3 was reported in the Americas, EMEA, and Asia Pacific segments, respectively. The increase was primarily driven by expenses recorded due to Kylie acquisition which was not recognized in the comparative period.
Acquisition and Divestiture Activities
In the three months ended December 31, 2020 we incurred $51.7 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the three months ended December 31, 2019, we incurred $36.0 of costs related to acquisition and divestiture activities. These costs were partially driven by consulting and legal fees associated with the King Kylie purchase agreement, as well as consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Brazilian operations.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $313.9 of cash costs life-to-date as of December 31, 2020, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.

In the three months ended December 31, 2020, we incurred restructuring and other business structure realignment costs of $57.9, as follows:
•We incurred restructuring costs of $59.6 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We had a credit in business structure realignment costs of $1.7 primarily related to the Transformation Plan and certain other programs, which is reported in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In the three months ended December 31, 2019, we incurred restructuring and other business structure realignment costs of $170.1 as follows:
•We incurred restructuring costs of $128.7 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $41.4 primarily related to the Turnaround Plan, included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
INTEREST EXPENSE, NET
In the three months ended December 31, 2020, net interest expense was $59.2 as compared with $58.4 in the three months ended December 31, 2019. This increase is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2020 and 2019 was 68.2% and 27.8%, respectively. The change in the effective tax rate for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, is primarily due to the resolution of foreign uncertain tax positions of $16.8 in the current period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$(59.8)	$(40.8)	68.2%	$(140.3)	$(39.0)	27.8%
Adjustments to reported operating income (a) (b)	171.4	48.3		256.9	49.7
Other adjustments (b)	13.5	3.1		—	—
Adjusted income before income taxes	$125.1	$10.6	8.5%	$116.6	$10.7	9.2%

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
The adjusted effective tax rate was 8.5% for the three months ended December 31, 2020 compared to 9.2% for the three months ended December 31, 2019. The differences were primarily due to the jurisdictional mix of income.

DISCONTINUED OPERATIONS
In the three months ended December 31, 2020, net revenues from discontinued operations decreased by (36.5)% or $(241.4) to $419.9 from $661.3. Excluding the impact of the month of December fiscal 2020 (due to the Wella sale completed on November 30, 2020), net revenues from discontinued operations decreased by (2.4)% or $(10.2) to $419.9 from $430.1. The decrease in net revenues is primarily due to additional lockdowns and restrictions on salon operations due to social distancing protocols, mainly impacting Wella Professional sold to salons in France and UK. This decrease was partially offset by continued growth of ghd products through the e-commerce channel across all geographical regions, and increased OPI products reorders in U.S. from the reopening and restocking of professional salons and e-commerce channel driven by an ongoing trend of at-home self-care.
Operating income was $75.4 in the three months ended December 31, 2020 compared to income of $115.9 in the three months ended December 31, 2019. Excluding the impact of the month of December fiscal 2020, operating income was $75.4 compared to an income of $83.7. The decrease was primarily related to lower revenues and gross margin.
The loss on sale of the Wella Business was $219.1 for the three months ended December 31, 2020. Factored into the loss on sale are the proceeds received from the sale of our majority interest in Wella, the book value of net assets sold and costs to sell. The book value of net assets sold was impacted by the seasonal effects on certain portions of the Wella Business during the months leading up to the sale, resulting in increases in the net assets sold. Additionally, certain legal and tax structuring matters were finalized in the final month of the closing of the transaction, resulting in a reduction to certain deferred tax assets and liabilities that were transferred at the date of sale and an increase in the tax liabilities retained by us. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming several months, there may be further adjustments to the purchase price and loss on sale.
In connection with the sale of a majority stake in the Wella Business, the Company recorded a tax cost of approximately $55.2. This cost is a combination of cash taxes incurred as well as a deferred tax expense due to the utilization of net operating loss carryforwards, capital loss carryforwards, and foreign tax credits.
Net loss was $235.6 in the three months ended December 31, 2020 compared to income of $84.9 in the three months ended December 31, 2019. Excluding the impact of the month of December fiscal 2020, the net loss was $235.6 compared to net income of $83.6. The decrease was primarily due to the loss on sale of Wella Business of $219.1.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $252.3 in the three months ended December 31, 2020 as compared to a loss of $21.1 in the three months ended December 31, 2019. The increase in the loss is primarily driven by the loss on sale of the Wella Business of $219.1 recognized in the current period.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2020	2019	Change %
Net income from Coty Inc. net of noncontrolling interests	$(252.3)	$(21.1)	<(100%)
Convertible Series B Preferred Stock dividends	(23.1)	—	N/A
Reported net income attributable to Coty Inc.	$(275.4)	$(21.1)	<(100%)
% of net revenues	(15.0)%	(0.9)%
Adjustments to reported operating income (a)	170.7	289.6	(41)%
Adjustments to Loss on Sale of Business	219.1	—	N/A
Adjustment to other expense	13.5	—	N/A
Adjustments to noncontrolling interests (b)	(3.3)	—	N/A
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	9.2	(63.3)	>100%
Adjusted net income attributable to Coty Inc.	$133.8	$205.2	(35)%
% of net revenues	7.3%	8.8%
Per Share Data
Adjusted weighted-average common shares
Basic	764.6	758.1
Diluted (c)	937.6	763.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.17	$0.27
Diluted (c)	$0.17	$0.27

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(c)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends of $23.1 on income applicable to common stockholders during the period.
SIX MONTHS ENDED DECEMBER 31, 2020 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2019
NET REVENUES
In the six months ended December 31, 2020, net revenues decreased 18%, or $555.2, to $2,539.7 from $3,094.9 in the six months ended December 31, 2019. Excluding the impact of the Acquisition and the Divestiture, total net revenues decreased 18%, or $549.3, to $2,490.1 in the six months ended December 31, 2020 from $3,039.4 in the six months ended December 31, 2019, reflecting a decrease in unit volume of 10%, and a negative price and mix impact of 8%. The overall decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the Company, with the highest impact on the prestige products, due to the closure of travel retail and reduced traffic in certain luxury retail channels, while the impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2020	2019	Change %
NET REVENUES
Americas	$1,010.1	$1,070.3	(6)%
EMEA	1,239.3	1,584.7	(22)%
Asia Pacific	290.3	384.4	(25)%
Other	—	55.5	(100)%
Total	$2,539.7	$3,094.9	(18)%
Americas
In the six months ended December 31, 2020, net revenues from the Americas segment decreased 6%, or $60.2, to $1,010.1 from $1,070.3 in the six months ended December 31, 2019. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 10%, or $108.3, to $962.0 in the six months ended December 31, 2020 from $1,070.3 in the six months ended December 31, 2019, reflecting a decrease in unit volume of 1%, a negative foreign currency exchange translation impact of 4%, and a negative price and mix impact of 5%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to negative brand and category trends for mass color cosmetics and mass fragrances, primarily impacting Covergirl and Rimmel;
(ii)lower net revenues due to the COVID-19 pandemic, impacting primarily color cosmetic and mass fragrance product categories, mainly in the United States, Canada, and Latin America (excluding Brazil). In addition, rolling travel restrictions related due to COVID-19 have significantly affected prestige products in our travel retail channels across the segment;
(iii)lower net revenues due to overall decreased launch activities, reduced holiday exposure, and promotional activity in the current period compared to prior period; and
(iv)lower net revenues due to declines in Calvin Klein as a result of decreased innovation and sell-through trends compared to the prior year.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenues from the recent launches of Marc Jacobs Perfect and Gucci Guilty;
(ii)an increase in net revenues from Sally Hansen products, primarily in the United States, which continues to benefit as professional salons remain closed or operating under restrictions. Sally Hansen has had continued success across its core sub-brands as well as incremental net revenues from the launch of Sally Hansen Good.Kind.Pure and Sally Hansen Miracle Gel in prior periods;
(iii)an increase in net revenues in Brazil from Monange which benefited from significant channel replenishment demand in the current year, and continued success of Diamond Gel launch from Risqué;
(iv)an incremental increase in net revenues from the Gucci brand as a result of reduction in customer returns; and
(v)an increase in net revenues related to e-commerce, primarily in the United States, Brazil, and Canada.
EMEA
In the six months ended December 31, 2020, net revenues from the EMEA segment decreased 22%, or $345.4, to $1,239.3 from $1,584.7 in the six months ended December 31, 2019, reflecting a decrease in unit volume of 20%, and a negative price and mix impact of 5%, partially offset by a positive foreign currency exchange translation impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment. Reduced customer traffic in retail malls contributed significantly to the overall decrease in the segment. Color cosmetics and mass categories experienced proportionately greater declines than prestige products. Travel retail channels also continue to be significantly impacted as new waves of COVID-19 outbreaks reintroduced restrictions in airports and other travel hubs. The pandemic also contributed to lower launch activity in the prestige category compared to the comparative period;

(ii)decreased net revenues related to negative category and share trends in color cosmetics and mass fragrance, with somewhat greater resilience being shown in products related to lifestyle scenting, nails, and eyes categories; and
(iii)lower net revenues due to the ongoing challenges with a key customer and distribution channel in Russia, primarily occurring in the first quarter of fiscal 2021.
These decreases were partially offset by net revenue increases across EMEA resulting from the continued success of launches in new luxury fragrances, including Marc Jacobs Perfect, Hugo Boss Alive, and Boss Bottled, as well as continued growth of e-commerce sales.
Asia Pacific
In the six months ended December 31, 2020, net revenues from the Asia Pacific segment decreased 25%, or $94.1, to $290.3 from $384.4 in the six months ended December 31, 2019, reflecting a decrease in unit volume of 30%, partially offset by a positive foreign currency exchange translation impact of 2%, and a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the segment, with the highest impact on the prestige category primarily due to an ongoing reduction in traffic in retail malls and travel retail channels. While restrictions in the region trended down during the second quarter of fiscal 2021, travel retail channels in particular continue to be significantly impacted due to fluctuating travel limitations and regional lockdown protocols;
(ii)lower net revenues due to a reduction in the reliance on the value distribution channel for prestige brands in order to maintain brand integrity across the Asia Pacific region; and
(iii)lower net revenues in the mass channel, primarily color cosmetics such as Rimmel related to lower market consumption mainly driven by consumer behavior changes partly attributable to the COVID-19 pandemic, and Max Factor related to distribution interventions and lower market consumption mainly in China.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenue across the region resulting from the continued success of Gucci Bloom and the launch of Gucci Face Foundation and Marc Jacobs Perfect in the prestige category;
(ii)an increase in net revenue related to travel retail in China specifically due to reductions in travel restrictions within this country, and distribution expansion within this region for prestige cosmetics products; and
(iii)an increase in net revenue related to continued growth of e-commerce sales.
Other
Other consists of the net revenues from the Divestiture of Younique.
COST OF SALES
In the six months ended December 31, 2020, cost of sales decreased 12%, or $145.3, to $1,048.9 from $1,194.2 in the six months ended December 31, 2019. Cost of sales as a percentage of net revenues increased to 41.3% in the six months ended December 31, 2020 from 38.6% in the six months ended December 31, 2019 resulting in a gross margin decrease of approximately 270 basis points primarily reflecting:
(i)negative gross margin impacts from changes in product and category mix, across all regions, as these markets experienced a relatively lower contribution of higher margin prestige products due to the pandemic and our Brazil market's proportionate share increased, negatively impacting gross margins due to its lower margin contribution;
(ii)increased excess and obsolescence expense on inventory mainly impacting mass color cosmetics products, due to the COVID-19 pandemic affecting demand; and
(iii)negative gross margin impact related to an unfavorable mix of prestige brands with higher minimum royalty rates.
These decreases were partially offset by improvements in freight and distribution costs driven by various productivity initiatives as compared to the comparative period, and positive currency impact.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2020, selling, general and administrative expenses decreased 29%, or $498.2, to $1,224.9 from $1,723.1 in the six months ended December 31, 2019. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.2% in the six months ended December 31, 2020 from 55.7% in the six months ended December 31, 2019, or approximately 750 basis points. This decrease was primarily due to:

(i)680 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue as disciplined management of advertising and consumer promotion spending, entered to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(ii)100 basis points related to lower bad debt expense;
(iii)80 basis points related to administrative costs primarily due to the decrease in compensation expense from reduction of employee headcount and bonus, reduction in non-essential travel impacted by COVID-19, and decreased professional tax and audit services costs due to completion of the sale of the Wella Business;
These decreases were partially offset by the following increases:
(i)60 basis points related to higher negative transactional impact from our exposure to foreign currency exchange fluctuations;
(ii)40 basis points related to higher share-based compensation due to executive forfeitures of share-based compensation instruments in the prior year;
(iii)20 basis points related to other expenses, primarily due to costs associated with the disposal of fixed assets.
OPERATING INCOME (LOSS)
In the six months ended December 31, 2020, operating loss was $49.0 compared to a loss of $16.5 in the six months ended December 31, 2019. Operating margin, or operating loss as a percentage of net revenues, decreased to (1.9)% in the six months ended December 31, 2020 as compared to an operating loss as a percentage of net revenues of (0.5)% in the six months ended December 31, 2019. The operating margin decline is largely driven by the reduced sales volume due to the COVID-19 pandemic impacting demand, increased cost of sales as a percentage of net revenues in the current period, in addition to increased amortization expense, and acquisition and divestiture related expenses. These are offset by decrease in restructuring expense as well as various initiatives to lower cost as part of management's plan to cut down advertising and promotional spend and certain discretionary costs.
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2020	2019	Change %
Operating income (loss)
Americas	$52.8	$4.0	>100%
EMEA	101.1	127.1	(20)%
Asia Pacific	(12.7)	14.1	<(100%)
Other	—	(10.9)	100%
Corporate	(190.2)	(150.8)	(26)%
Total	$(49.0)	$(16.5)	<(100%)

Americas
In the six months ended December 31, 2020, operating income for Americas was $52.8 compared to income of $4.0 in the six months ended December 31, 2019. Operating margin increased to 5.2% of net revenues in the six months ended December 31, 2020 as compared to 0.4% in the six months ended December 31, 2019, driven primarily by lower selling, general, and administrative costs as a percentage of net revenues, which was largely driven by a significant decrease in advertising and promotional spend.
EMEA
In the six months ended December 31, 2020, operating income for EMEA was $101.1 compared to income of $127.1 in the six months ended December 31, 2019. Operating margin increased to 8.2% of net revenues in the six months ended December 31, 2020 as compared to 8.0% in the six months ended December 31, 2019, driven by lower selling, general, and administrative costs as a percentage of net revenues, which was largely driven by a significant decrease in advertising and promotional spend. These were partially offset by higher amortization expense as a percentage of net revenues.

Asia Pacific
In the six months ended December 31, 2020, the operating loss for Asia Pacific was $12.7 compared to income of $14.1 in the six months ended December 31, 2019. Operating margin decreased to (4.4)% of net revenues in the six months ended December 31, 2020 as compared to 3.7% in the six months ended December 31, 2019, primarily driven by reduced sales volume due to the COVID-19 pandemic impacting demand, higher cost of goods sold as a percentage of net revenues, and higher amortization expense. These were partially offset by lower selling, general, and administrative costs as a percentage of net revenues, which was largely driven by a significant decrease in advertising and promotional spend.
Other
Other represents operating income (loss) from the Divestiture of Younique.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2020, the operating loss for Corporate was $190.2 compared to a loss of $150.8 in the six months ended December 31, 2019, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to the operating loss for Corporate was primarily driven by an increase in acquisition and divestiture related costs. Additionally, the variance was amplified by the gain on divestiture of Younique, which was recognized in the comparative period. This was partially offset by a decrease in restructuring and other business realignment costs.
Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	52.8	$51.5	$104.3
EMEA	101.1	63.2	164.3
Asia Pacific	(12.7)	12.6	(0.1)
Corporate	(190.2)	191.2	1.0
Total	$(49.0)	$318.5	$269.5

	Six Months Ended December 31, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Americas	4.0	$25.4	$29.4
EMEA	127.1	63.7	190.8
Asia Pacific	14.1	12.4	26.5
Other	(10.9)	7.3	(3.6)
Corporate	(150.8)	149.5	(1.3)
Total	$(16.5)	$258.3	$241.8

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

Adjusted Operating Income for Continuing Operations
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2020	2019	Change %
Reported operating income (loss)	(49.0)	(16.5)	<(100%)
% of net revenues	(1.9)%	(0.5)%
Restructuring and other business realignment costs	93.3	197.7	(53)%
Amortization expense	127.2	109.1	17%
Acquisition and divestiture-related costs	98.0	36.0	>100%
(Gain)/Loss on sale of business	—	(84.5)	100%
Total adjustments to reported operating income	$318.5	$258.3	23%
Adjusted operating income	$269.5	$241.8	11%
% of net revenues	10.6%	7.8%

Adjusted operating income in the six months ended December 31, 2020 increased 11%, or $27.7, to $269.5 from $241.8 in the six months ended December 31, 2019. Adjusted operating margin increased to 10.6% of net revenues in the six months ended December 31, 2020 as compared to 7.8% in the six months ended December 31, 2019, primarily driven by an increase in adjustments related to amortization and costs incurred for acquisitions and divestitures, partially offset by a decrease in adjustment related to restructuring and other business realignment activities.
Amortization Expense
In the six months ended December 31, 2020, amortization expense increased to $127.2 from $109.1 in the six months ended December 31, 2019. In the six months ended December 31, 2020, amortization expense of $51.4, $63.2, $12.6, and $0.0 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. In the six months ended December 31, 2019, amortization expense of $25.5, $63.7, $12.5, and $7.4 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. The increase was primarily driven by expenses recorded due to Kylie acquisition which was not recognized in the comparative period.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $313.9 of cash costs life-to-date as of December 31, 2020, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the six months ended December 31, 2020, we incurred restructuring and other business structure realignment costs of $93.3, as follows:
•We incurred restructuring costs of $89.7 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $3.6 primarily related to our Transformation plan and certain other programs, which is reported in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In the six months ended December 31, 2019, we incurred restructuring and other business structure realignment costs of $197.7 as follows:
•We incurred Restructuring costs of $133.5 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.

•We incurred business structure realignment costs of $64.2 primarily related to our Turnaround plan which is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the six months ended December 31, 2020, we incurred $98.0 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the six months ended December 31, 2019, we incurred $36.0 of cost relating to consulting and legal fees associated with the King Kylie Transaction, as well as consulting and legal fees associated with the process to explore strategic alternatives.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on divestitures and sale of brand assets
In the six months ended December 31, 2020, there were no gains on divestitures or sales of brand assets.
In the six months ended December 31, 2019, we completed the divestiture of Younique resulting in income of $84.5 included in Gain on sale of business in the Condensed Consolidated Statements of Operations.
INTEREST EXPENSE, NET
In the six months ended December 31, 2020, net interest expense was $121.3 as compared with $121.5 in the six months ended December 31, 2019. This decrease is primarily due to the impact of transactional foreign exchange.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2020 and 2019 was 156.9% and 40.4%, respectively. The change in the effective tax rate for the six months ended December 31, 2020, as compared to the prior period is primarily due to a preliminary benefit of $220.5 recorded in the first quarter of fiscal 2021 and the U.S. GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the first quarter of fiscal 2021 is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2020			Six Months Ended December 31, 2019
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(182.1)	$(285.7)	156.9%	$(141.7)	$(57.2)	40.4%
Gain on sale of business adjustment (a)(b)	—	—		(84.5)	4.8
Other adjustments to reported operating income (a)(b)	318.5	81.3		342.8	63.6
Tax Impact of Principal Move (c)	—	220.5		—	—
Other adjustments (b)(c)	8.2	2.0		—	—
Adjusted income before income taxes	$144.6	$18.1	12.5%	$116.6	$11.2	9.6%

(a)See a description of adjustments under “Adjusted Operating Income for Continuing Operations.”
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
The adjusted effective tax rate was 12.5% for the six months ended December 31, 2020 compared to 9.6% for the six months ended December 31, 2019. The differences were primarily due to the jurisdictional mix of income.
DISCONTINUED OPERATIONS
In the six months ended December 31, 2020, net revenues from discontinued operations decreased by (17.3)% or $(206.6) to $986.3 from $1,192.9. Excluding the impact of the month of December fiscal 2020 (due to the Wella sale completed on November 30, 2020), net revenues from discontinued operations increased by 2.6% or $24.6 to $986.3 from $961.7. The increase in net revenues is primarily driven by continued growth of ghd products through the e-commerce channel across all geographical regions, and reorders from the reopening and restocking of professional salons in the U.S. and Brazil, increased sales in Wella and Clairol retail channels driven by an ongoing trend of at-home self-care. This increase was partially offset by additional lockdown and restrictions on salon operations due to social distancing protocols.
Operating income was $220.8 in the six months ended December 31, 2020 compared to income of $177.9 in the six months ended December 31, 2019. Excluding the impact of the month of December fiscal 2020, operating income was $220.8 compared to income of $145.8. The increase in operating income was primarily due to no amortization and depreciation charges in the current year (due to the accounting treatment of assets held for sale), as well as lower selling, general, and administrative expenses due to reduction in travel expenses, and lower cost of goods sold as a percentage of net revenues in the current year.
The loss on sale of the Wella Business was $219.1 in the six months ended December 31, 2020. Factored into the loss on sale are the proceeds received from the sale of our majority interest in Wella, the book value of net assets sold and costs to sell. The book value of net assets sold was impacted by the seasonal effects on certain portions of the Wella Business during the months leading up to the sale, resulting in increases in the net assets sold. Additionally, certain legal and tax structuring matters were finalized in the final month of the closing of the transaction, resulting in a reduction to certain deferred tax assets and liabilities that were transferred at the date of sale and an increase in the tax liabilities retained by us. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming several months, there may be further adjustments to the purchase price and loss on sale.
In connection with the sale of a majority stake in the Wella Business, the Company recorded a tax cost of approximately $55.2. This cost is a combination of cash taxes incurred as well as a deferred tax expense due to the utilization of net operating loss carryforwards, capital loss carryforwards, and foreign tax credits.
Net loss was $130.9 in the six months ended December 31, 2020 compared to net income of $124.4 in the six months ended December 31, 2019. Excluding the impact of the month of December fiscal 2020, net loss was $130.9 compared to net income of $123.2. The decrease was primarily due to the loss on sale of Wella Business of $219.1.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $30.9 in the six months ended December 31, 2020, as compared to net income of $31.2 in the six months ended December 31, 2019. This decrease was primarily driven by the loss on sale of the Wella Business of $219.1 recognized in the current period, partially offset by a tax benefit of $220.5, which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2020	2019	Change %
Net income from Coty Inc. net of noncontrolling interests	(30.9)	31.2	<(100%)
Convertible Series B Preferred Stock dividends	(43.9)	—	N/A
Reported net income (loss) attributable to Coty Inc.	(74.8)	31.2	<(100%)
% of net revenues	(2.1)%	0.7%
Adjustments to reported operating income (a)	317.8	318.3	—%
Adjustments to Loss on Sale of Business	219.1	—	N/A
Adjustments to other expense(b)	8.2	—	N/A
Adjustments to noncontrolling interests (b)	(4.5)	(3.0)	(50)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(248.4)	(90.8)	<(100%)
Adjusted net income attributable to Coty Inc.	217.4	255.7	(15)%
% of net revenues	6.2%	6.0%
Per Share Data
Adjusted weighted-average common shares
Basic	764.3	756.1
Diluted	926.6	761.2
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.28	$0.34
Diluted	$0.28	$0.34

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(c)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends of $43.9 on income applicable to common stockholders during the period.
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
During fiscal 2021, KKR Aggregator purchased an additional $250.0 of convertible preferred stock. In accordance with the terms of our 2018 Coty Credit Agreement (defined below), we have utilized the cash proceeds from the issuance of convertible preferred shares to KKR Aggregator in part to fund the KKW acquisition.
On November 30, 2020, the Company completed the sale of a majority stake in its Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands to KKR.

As part of the transaction, Coty received cash proceeds of $2,451.7 and retained a 40% stake in the business. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. Coty utilized $2,015.5 of the net proceeds to pay down its Term Loans A and B on a pro rata basis and reserved $500.0 for reinvestment in the business. As a result of the prepayments, the outstanding balances of Term Loans A and B were reduced by $1,135.7 and $879.8, respectively.
Following the Wella divestment, the financial net debt as of December 31, 2020 was $4,842.6. Taking into account Coty’s retained 40% Wella stake (valued at $1,186.5), the Company’s economic net debt will stand at approximately $3,656.1, a substantial reduction that will enhance Coty’s flexibility to invest behind key brands and navigate a dynamic operating environment.
Our response to the impact of COVID-19
In response to the ongoing risks presented by the COVID-19 pandemic, we continue to utilize a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, including slowing down our production to adjust our inventories, hiring and travel restrictions, and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will continue to actively manage our working capital to support our liquidity needs.
Due in part to these measures, our current cash position is favorable; as of December 31, 2020, we had $2,832.1 of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our 2018 Coty Revolving Credit Facility.
While the impact and duration of COVID-19 on our business is currently uncertain, as a result of the cash on hand, our amended debt covenants, and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of COVID-19, we have implemented a plan to reduce our cost base by the end of fiscal 2023. This plan includes an adaptation of our supply network, organizational changes, renegotiation of purchasing and licensing agreements, as well as a reduction of certain discretionary expenses.
Debt
See Note 12—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Based on our credit agreement (the “2018 Coty Credit Agreement”), as amended, the calculation of our financial covenant for net debt excludes the impact of operating leases. In order to be consistent with our financial covenant, we will continue to report our economic net debt calculation excluding operating leases. Economic net debt is defined as total debt, less cash and cash equivalents less the value of our 40% stake in the Wella Business.
On April 29, 2020, we amended our existing credit agreement. The amendment (i) provided a Total Net Leverage Ratio financial covenant “holiday” through March 31, 2021; (ii) established a minimum liquidity covenant through March 31, 2021 of $350.0, which increased to $500.0 for the prepayment event noted above; and (iii) effectively placed certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional indebtedness. The amendment did not modify the applicable funding costs during the period through March 31, 2021.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $128.7 and $123.1 as of December 31, 2020 and June 30, 2020, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $392.6 and $498.6 during the six months ended December 31, 2020 and 2019, respectively.

Cash Flows

	Six Months Ended December 31,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$472.7	$462.0
Net cash provided by (used in) investing activities	2,714.1	(119.4)
Net cash used in financing activities	(2,932.8)	(380.7)
Net cash provided by operating activities
Net cash provided by operating activities was $472.7 and $462.0 for the six months ended December 31, 2020 and 2019, respectively. The increase in cash flows from operating activities of $10.7 was the result of higher cash related net income of $33.7 and higher inflows of $97.7 from changes in Other noncurrent assets and liabilities, offset by decreases of $120.7 from changes in net working capital accounts. Higher cash related net income includes the positive impact from the collection of tax overpayments, less overall cash taxes paid and lower cash paid for interest as interest rates declined. These positive impacts were partially offset by the negative impact of COVID-19 on our profitability and increased acquisition and divestiture-related costs. Changes in Other noncurrent assets primarily reflects the impact of a prior year reclassification into noncurrent assets for sales tax credits while year over year changes in Other noncurrent liabilities were the result of timing associated with accruals related to restructuring programs. The decrease in cash flows from working capital were primarily driven by lower cash flows from changes in trade receivables due to the impact of lower sales resulting from COVID-19 and less cash from the factoring of receivables in the current year compared to the prior year. The decreases in working capital were partially offset by the impact of higher cash inflows from changes in accrued expenses and other current liabilities resulting from lower customer and sales related accruals and VAT liabilities and higher outflows from changes in accruals for legal and consulting related services.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $2,714.1 and $(119.4) for the six months ended December 31, 2020 and 2019, respectively, an increase in cash flows from investing activities of $2,833.5 year over year. Cash flows provided by investing activities was principally from the proceeds received from the sale of the Wella Business that took place on November 30, 2020. As part of the transaction, Coty received net cash proceeds of $2,386.2 for the sale of the discontinued operations, net of cash disposed as part of the sale, as well as a return of capital of $448.0 under the equity investment whereby Coty retained a 40% stake in Wella. Current year investing cash flows were also positively impacted by lower cash used for capital expenditures of $33.4, and $27.0 of cash collections from the promissory note receivable associated with the prior year sale of the Younique business, which was slightly higher than the prior year collection from the sale of $25.6. The current year investing cash flow increases were only slightly offset by the cash payment of $37.6 resulting from the first quarter termination of the net investment cross currency swap derivative.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2020 and 2019 was $2,932.8 and $380.7, respectively. The increase in cash used in financing activities of $2,552.1 was primarily driven by net cash repayments associated with the Company's revolving loan facility and the use of more than $2,000.0 to prepay a portion of the outstanding balances on the Company's Term Loans A and B using the proceeds from the sale of the Wella Business. To partially offset the cash outflows from debt related activity, the six months ended December 31, 2020 was impacted by $227.2 in net proceeds from the issuance and sale of additional Convertible Series B Preferred Stock in connection with the equity investment agreement with KKR Aggregator and $128.9 in lower dividend payments due to the suspension of dividend payments that began in the fourth quarter of fiscal 2020. Further, the current year experienced a positive impact from the prior year payment of $45.0 to purchase the remaining mandatorily redeemable noncontrolling interest in our Southeastern Asian subsidiary.
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
For additional information on our dividends, see Note 16—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For information on our Share Repurchase Program, see Note 16—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Commitments and Contingencies
See Note 19—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our United Arab Emirates subsidiary and subsidiary in the Middle East.
Legal Contingencies
For information on our Brazilian tax assessments, see Note 20—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $15.7 and $6.0 and bank guarantees of $27.3 and $45.7 as of December 31, 2020 and June 30, 2020, respectively.
Contractual Obligations
See Note 11—Leases and Note 12—Debt for updates to our contractual obligations resulting from the Wella Transaction.
Our principal contractual obligations and commitments as of December 31, 2020 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2020 Form 10-K, except as noted above. For the six months ended December 31, 2020, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
Below are disclosures regarding our equity investments. As of December 31, 2020, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2020 Form 10-K.
Equity Investments
Equity investments for which the fair value option was elected are carried at fair value on a recurring basis. Fair values are determined using either the market approach and/or income approach. Fair value of equity investments are classified as Level 3 of the fair value hierarchy.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 15—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management following the Wella Transaction. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2020 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information on our legal matters, see Note 20—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2020 and subsequent Quarterly Reports on Form 10-Q. There have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2020.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Settlement Agreement, dated December 8, 2020, between Coty Management B.V. and Pierre-Andre Terisse.†
10.2	Employment Agreement, dated May 7, 2020, between Coty International B.V. and Laurent Mercier.†
10.3	Offer Letter, dated October 21, 2019, between Coty International B.V. and Laurent Mercier.†
10.4	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier.†
10.5	Separation Agreement, dated October 10, 2020 between Coty Inc. and Edgar Huber.†
21.1	List of significant subsidiaries.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
†    Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: February 9, 2021	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Pierre-André Terisse
Name: Pierre-André Terisse
Title: Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)