Form 10-Q
period 2021-03-31
COTY INC.
filed 2021-05-10
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At May 3, 2021, 766,107,084 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net revenues	$1,027.8	$1,062.5	$3,567.5	$4,157.4
Cost of sales	391.7	460.8	1,440.6	1,655.0
Gross profit	636.1	601.7	2,126.9	2,502.4
Selling, general and administrative expenses	545.6	757.9	1,770.5	2,481.0
Amortization expense	62.2	61.6	189.4	170.7
Restructuring costs	—	(8.0)	89.7	125.5
Acquisition and divestiture-related costs	29.7	49.3	127.7	85.3
Asset impairment charges	—	40.4	—	40.4
Gain on divestitures and sale of brand assets	—	—	—	(84.5)
Operating (loss)	(1.4)	(299.5)	(50.4)	(316.0)
Interest expense, net	50.3	63.8	171.6	185.3
Other (income) expense, net	(62.5)	0.3	(50.7)	4.0
Income (loss) from continuing operations before income taxes	10.8	(363.6)	(171.3)	(505.3)
Benefit for income taxes on continuing operations	(19.2)	(59.8)	(304.9)	(117.0)
Net income (loss) from continuing operations	30.0	(303.8)	133.6	(388.3)
Net (loss) income from discontinued operations	(17.3)	39.4	(148.2)	163.8
Net income (loss)	12.7	(264.4)	(14.6)	(224.5)
Net (loss) income attributable to noncontrolling interests	(9.4)	6.2	(11.5)	9.5
Net income attributable to redeemable noncontrolling interests	6.5	1.0	12.2	6.4
Net income (loss) attributable to Coty Inc.	$15.6	$(271.6)	$(15.3)	$(240.4)
Amounts attributable to Coty Inc.
Net income (loss) from continuing operations	32.9	(311.0)	132.9	(404.2)
Convertible Series B Preferred Stock dividends	(34.1)	—	(78.1)	—
Net (loss) income from continuing operations attributable to common stockholders	(1.2)	(311.0)	54.8	(404.2)
Net (loss) income from discontinued operations	(17.3)	39.4	(148.2)	163.8
Net loss attributable to common stockholders	$(18.5)	$(271.6)	$(93.4)	$(240.4)

Earnings (loss) per common share:
Earnings (loss) from continuing operations per common share - basic	$—	$(0.41)	$0.07	$(0.53)
Earnings (loss) from continuing operations per common share - diluted	—	(0.41)	0.07	(0.53)
(Loss) earnings from discontinued operations - basic	(0.02)	0.05	(0.19)	0.21
(Loss) earnings from discontinued operations - diluted	(0.02)	0.05	(0.19)	0.21
Loss per common share - basic	(0.02)	(0.36)	(0.12)	(0.32)
Loss per common share - diluted	(0.02)	(0.36)	(0.12)	(0.32)
Weighted-average common shares outstanding:
Basic	765.4	760.8	764.6	757.7
Diluted	765.4	760.8	932.1	757.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$12.7	$(264.4)	$(14.6)	$(224.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	(107.1)	(364.6)	22.0	(385.2)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(2.4) and $11.0, and $(7.2) and $9.4 during the three and nine months ended, respectively	7.8	(35.0)	23.2	(29.9)
Pension and other post-employment benefits adjustment, net of tax of $0.2 and $0.0, and $4.5 and $0.0 during the three and nine months ended, respectively	(0.4)	(1.5)	(15.1)	(4.6)
Total other comprehensive (loss) income, net of tax	(99.7)	(401.1)	30.1	(419.7)
Comprehensive (loss) income	(87.0)	(665.5)	15.5	(644.2)
Comprehensive income attributable to noncontrolling interests:
Net (loss) income	(9.4)	6.2	(11.5)	9.5
Foreign currency translation adjustment	(0.2)	(0.1)	(0.1)	—
Total comprehensive (loss) income attributable to noncontrolling interests	(9.6)	6.1	(11.6)	9.5
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	6.5	1.0	12.2	6.4
Comprehensive (loss) income attributable to Coty Inc.	$(83.9)	$(672.6)	$14.9	$(660.1)

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$315.3	$308.3
Restricted cash	42.7	43.7
Trade receivables—less allowances of $51.2 and $57.3, respectively	398.1	440.1
Inventories	604.7	678.2
Prepaid expenses and other current assets	457.4	411.6
Current assets held for sale	—	4,613.1
Total current assets	1,818.2	6,495.0
Property and equipment, net	942.6	1,081.6
Goodwill	4,026.6	3,973.9
Other intangible assets, net	4,474.9	4,372.1
Equity investments	1,266.8	—
Operating lease right-of-use assets	331.4	371.4
Deferred income taxes	702.2	362.4
Other noncurrent assets	59.6	72.4
TOTAL ASSETS	$13,622.3	$16,728.8
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051.8	$1,190.3
Accrued expenses and other current liabilities	1,174.7	1,111.6
Short-term debt and current portion of long-term debt	193.7	188.3
Current operating lease liabilities	79.3	105.0
Income and other taxes payable	66.4	33.8
Current liabilities held for sale	—	956.7
Total current liabilities	2,565.9	3,585.7
Long-term debt, net	5,182.4	7,892.1
Long-term operating lease liabilities	280.4	317.4
Pension and other post-employment benefits	393.8	400.3
Deferred income taxes	534.1	175.1
Other noncurrent liabilities	371.5	334.5
Total liabilities	9,328.1	12,705.1
COMMITMENTS AND CONTINGENCIES (See Note 20)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 1.0 and 0.8 issued and 1.0 and 0.8 and outstanding, respectively, at March 31, 2021 and June 30, 2020	1,036.3	715.8
REDEEMABLE NONCONTROLLING INTERESTS	87.4	79.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at March 31, 2021 and June 30, 2020	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 832.3 and 830.6 issued and 766.1 and 765.1 outstanding, respectively, at March 31, 2021 and June 30, 2020	8.3	8.3
Additional paid-in capital	10,395.8	10,447.4
Accumulated deficit	(5,569.6)	(5,548.6)
Accumulated other comprehensive income	(426.0)	(456.2)
Treasury stock—at cost, shares: 66.2 at March 31, 2021 and 65.5 at June 30, 2020	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	2,962.2	3,004.6
Noncontrolling interests	208.3	224.2
Total equity	3,170.5	3,228.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$13,622.3	$16,728.8
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2021
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
BALANCE as adjusted—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Exercise of employee stock options and restricted stock units			0.6		—					—		—
Shares withheld for employee taxes					(1.0)					(1.0)		(1.0)
Share-based compensation expense					6.2					6.2		6.2
Changes in dividends accrued			—		0.8					0.8		0.8
Dividends accrued- Convertible Series B Preferred Stock					(20.8)					(20.8)		(20.8)		20.8
Net income						221.4				221.4	0.4	221.8	5.5
Other comprehensive loss							(5.9)			(5.9)	(0.1)	(6.0)
Distribution to noncontrolling interests, net										—		—	—
Adjustment of redeemable noncontrolling interests to redemption value					1.5					1.5		1.5	(1.5)
BALANCE—September 30, 2020	1.5	$—	831.2	$8.3	$10,434.1	$(5,332.9)	$(462.1)	65.5	$(1,446.3)	$3,201.1	$224.5	$3,425.6	$83.1	$979.0
Exercise of employee stock options and restricted stock units			0.4		—					—		—
Shares withheld for employee taxes					(0.9)					(0.9)		(0.9)
Share-based compensation expense					14.4					14.4		14.4
Changes in dividends accrued					0.4					0.4		0.4
Dividends accrued- Convertible Series B Preferred Stock					(23.2)					(23.2)		(23.2)		23.2
Net income (loss)						(252.3)				(252.3)	(2.5)	(254.8)	0.3
Other comprehensive loss							135.6			135.6	0.2	135.8
Distribution to noncontrolling interests, net										—	(4.3)	(4.3)	(2.1)
Adjustment of redeemable noncontrolling interests to redemption value					1.8					1.8		1.8	(1.8)
Equity Investment contribution for share-based compensation					0.5					0.5		0.5
BALANCE—December 31, 2020	1.5	$—	831.6	$8.3	$10,427.1	$(5,585.2)	$(326.5)	65.5	$(1,446.3)	$3,077.4	$217.9	$3,295.3	$79.5	$1,002.2
Cancellation of Restricted Stock					—			0.7	—	—		—
Exercise of employee stock options and restricted stock units			0.7		—					—		—
Shares withheld for employee taxes					(2.3)					(2.3)		(2.3)
Share-based compensation expense					6.0					6.0		6.0

Changes in dividends accrued					0.5					0.5		0.5
Dividends accrued- Convertible Series B Preferred Stock					(23.6)					(23.6)		(23.6)		23.6
Deemed Dividends- Convertible Series B Preferred Stock					(10.5)					(10.5)		(10.5)		10.5
Net income (loss)						15.6				15.6	(9.4)	6.2	6.5
Other comprehensive loss							(99.5)			(99.5)	(0.2)	(99.7)
Adjustment of redeemable noncontrolling interests to redemption value					(1.4)					(1.4)		(1.4)	1.4
BALANCE—March 31, 2021	1.5	$—	832.3	$8.3	$10,395.8	$(5,569.6)	$(426.0)	66.2	$(1,446.3)	$2,962.2	$208.3	$3,170.5	$87.4	$1,036.3

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2020
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASU No. 2016-16						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Exercise of employee stock options and restricted stock units			0.1	—	0.6					0.6		0.6
Share-based compensation expense					6.2					6.2		6.2
Dividends declared - Cash and Other ($0.125 per common share)					(63.5)					(63.5)		(63.5)
Dividends declared - Stock ($0.125 per common share)					(30.9)					(30.9)		(30.9)
Dividends settled in Shares of Class A Common Stock			3.2		30.9					30.9		30.9
Net income						52.3				52.3	2.8	55.1	1.2
Other comprehensive loss							(124.6)			(124.6)		(124.6)
Distribution to noncontrolling interests, net										—		—	(1.9)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Adjustment of redeemable noncontrolling interests to redemption value					(3.9)					(3.9)		(3.9)	3.9
BALANCE—September 30, 2019	9.4	0.1	822.5	8.1	10,566.1	(4,489.6)	(183.4)	65.5	(1,446.3)	4,455.0	9.3	4,464.3	94.6	—
Exercise of employee stock options and restricted stock units			1.1		1.5					1.5		1.5
Shares withheld for employee taxes					(3.5)					(3.5)		(3.5)
Share-based compensation expense					10.3					10.3		10.3
Dividends declared - Cash and Other					(66.1)					(66.1)		(66.1)
Dividends ($0.125 per common share)					(29.3)					(29.3)		(29.3)
Dividends settled in Shares of Class A Common Stock			2.4	0.2	29.3					29.5		29.5
Net (loss) income						(21.1)				(21.1)	0.5	(20.6)	4.2
Other comprehensive income							105.9			105.9	0.1	106.0
Distribution to noncontrolling interests, net										—		—	(10.7)
Adjustment of redeemable noncontrolling interests to redemption value					(10.5)					(10.5)		(10.5)	10.5
BALANCE—December 31, 2019	9.4	$0.1	826.0	$8.3	$10,497.8	$(4,510.7)	$(77.5)	65.5	$(1,446.3)	$4,471.7	$9.9	$4,481.6	$98.6	$—
Cancellation of Preferred Stock	(7.9)	(0.1)			(0.6)					(0.7)		(0.7)
Exercise of employee stock options and restricted stock units			0.2	—	0.6					0.6		0.6
Shares withheld for employee taxes					(0.3)					(0.3)		(0.3)
Share-based compensation expense					3.5					3.5		3.5

Dividends declared - Cash and Other					(66.9)					(66.9)		(66.9)
Dividends ($0.125 per common share)					(28.7)					(28.7)		(28.7)
Dividends settled in Shares of Class A Common Stock			2.4		28.7					28.7		28.7
Net (loss) income						(271.6)				(271.6)	6.2	(265.4)	1.0
Other comprehensive income							(401.0)			(401.0)	(0.1)	(401.1)
Distribution to noncontrolling interests, net										—	—	—	(4.0)
Noncontrolling interest due to transaction					—					—	212.9	212.9	—
Adjustment of redeemable noncontrolling interests to redemption value					(3.1)					(3.1)		(3.1)	3.1
BALANCE—March 31, 2020	1.5	$—	828.6	$8.3	$10,431.0	$(4,782.3)	$(478.5)	65.5	$(1,446.3)	$3,732.2	$228.9	$3,961.1	$98.7	$—

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14.6)	$(224.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	436.1	547.7
Non-cash lease expense	61.6	81.5
Deferred income taxes	(238.8)	(150.7)
Provision for bad debts	(9.6)	28.2
Provision for pension and other post-employment benefits	8.3	26.4
Share-based compensation	28.9	18.1
Gain on divestitures and sale of brand assets	—	(84.5)
Asset impairment charges	—	40.4
Loss on sale of business in discontinued operations	246.6	—
Unrealized (gains) and losses from equity investments, net	(60.9)	—
Foreign exchange effects	26.8	33.8
Other	44.7	38.0
Change in operating assets and liabilities, net of effects from purchase of acquired companies and sale of business:
Trade receivables	(57.3)	206.0
Inventories	114.2	97.2
Prepaid expenses and other current assets	(133.0)	(8.4)
Accounts payable	(137.8)	(246.0)
Accrued expenses and other current liabilities	64.8	(31.7)
Operating lease liabilities	(104.4)	(80.9)
Income and other taxes payable	(44.4)	(25.8)
Other noncurrent assets	30.5	(30.8)
Other noncurrent liabilities	24.7	(29.5)
Net cash provided by operating activities	286.4	204.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143.7)	(206.4)
Proceeds from sale of long term assets	4.3	0.2
Proceeds from sale of business, net of cash disposed	27.0	25.6
Proceeds from sale of discontinued business, net of cash disposed	2,374.1	—
Payment for business combinations and asset acquisitions, net of cash acquired	—	(592.2)
Return of capital from equity investments	448.0	—
Payment for equity investment and related asset acquisition	(200.0)	—
Termination of currency swaps designated as net investment hedges	(37.6)	—
Net cash provided by (used in) investing activities	2,472.1	(772.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term debt, original maturity less than three months	0.5	(4.0)
Proceeds from revolving loan facilities	2,147.9	4,543.9
Repayments of revolving loan facilities	(2,963.7)	(2,589.0)
Repayments of term loans and other long-term debt	(2,162.0)	(139.4)
Dividend payment	(1.5)	(196.9)

Net proceeds from issuance of Class A Common Stock	—	2.7
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(4.5)
Proceeds from issuance of Convertible Series B Preferred Stock	227.2	—
Net proceeds from (payments of) foreign currency contracts	20.3	(9.4)
Purchase of remaining mandatorily redeemable noncontrolling interest	—	(45.0)
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(6.3)	(24.5)
All other	(4.8)	(4.1)
Net cash (used in) provided by financing activities	(2,742.4)	1,529.8
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10.1)	(30.3)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6.0	931.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	352.0	380.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$358.0	$1,311.6
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$164.0	$188.8
Net cash (refunds)/payments for income taxes	(5.5)	125.5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$44.5	$82.1
Non-cash Common Stock dividend	—	88.9
Non-cash Preferred Stock dividend	78.1	—
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS
Coty Inc. and its subsidiaries (collectively, the “Company” or “Coty”) manufacture, market, sell and distribute branded beauty products, including fragrances, color cosmetics and skin & body related products throughout the world. Coty is a global beauty company with a rich entrepreneurial history and an iconic portfolio of brands.
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kolberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result Coty owns a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella"). See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2020. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2021. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2021 and June 30, 2020, the Company had restricted cash of $42.7 and $43.7, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2021 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2021. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in the Wella Business to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using either the market approach and/or income approach. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three months ended March 31, 2021 and 2020 was (177.8)% and 16.4%, respectively and 178.0% and 23.2% for the nine months ended March 31, 2021 and 2020, respectively. The positive effective tax rates for the three and nine months ended March 31, 2020 and nine months ended March 31, 2021 result from reporting losses before income taxes and a benefit for income taxes. The negative effective tax rate for the three months ended March 31, 2021 results from reporting income before taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended March 31, 2021, as compared with the three months ended March 31, 2020, is primarily due to the resolution of foreign uncertain tax positions of $22.0 in the current period. The change in the effective tax rate for the nine months ended March 31, 2021, as compared with the nine months ended March 31, 2020, is primarily due to a preliminary benefit of $220.5 recorded in the first quarter of fiscal 2021 and the U.S. GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the first quarter of fiscal 2021 is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2021 and June 30, 2020, the gross amount of UTBs was $280.6 and $277.9, respectively. As of March 31, 2021, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $155.6. As of March 31, 2021 and June 30, 2020, the liability associated with UTBs, including accrued interest and penalties, was $175.2 and $170.7, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(1.4) and $1.2 for the three months ended March 31, 2021 and 2020, respectively and $0.3 and $1.3 for the nine months ended March 31, 2021 and 2020, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020 was $19.6 and $19.3, respectively. On the basis of the information available as of March 31, 2021, it is reasonably possible that a decrease of up to $22.0 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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

The following table has selected financial information included in Net (loss) income from discontinued operations for the Wella Business.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021 (b)	2020	2021 (b)	2020
Net revenues	$—	$465.5	$986.3	$1,658.4
Cost of sales	—	156.3	322.5	559.8
Gross profit	—	309.2	663.8	1,098.6
Selling, general and administrative expenses	—	241.2	443.7	793.3
Amortization expense	—	26.0	—	78.0
Restructuring costs	—	1.3	(0.7)	8.7
Operating income	—	40.7	220.8	218.6
Interest expense, net (a)	—	9.8	21.3	36.8
Loss on sale of business (c)	27.5	—	246.6	—
Other expense (income), net	—	0.2	(1.0)	—
(Loss) income from discontinued operations before income taxes	(27.5)	30.7	(46.1)	181.8
(Benefit) provision for income taxes on discontinued operations	(10.2)	(8.7)	102.1	18.0
Net (loss) income from discontinued operations	$(17.3)	$39.4	$(148.2)	$163.8

(a)Interest expense was allocated to the discontinued operations due to a requirement in the 2018 Coty Credit Agreement, as amended (defined in Note 12—Debt), that cash generated from the divestiture of any businesses through March 31, 2021 will be utilized to reduce our debt, other than a maximum of $500.0 that is reserved for reinvestment in the business.
(b)As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity, other than the Loss on sale of business, comprises zero and five months for the three and nine months ended March 31, 2021 respectively.
(c)The Loss on sale of business for the three months ended March 31, 2021 reflects certain purchase price working capital adjustments.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Nine Months Ended March 31,
	2021 (a)	2020
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—	$108.3
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$8.7	$19.0

(a) As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity comprises five months for the nine month period ended March 31, 2021.

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
The loss on sale of the Wella Business included in Net (loss) income from discontinued operations in the Condensed Consolidated Statements of Operations was $246.6 for the nine months ended March 31, 2021. Initial cash proceeds received by the Company for the sale of its 60% stake in Wella were $2,451.7 and the Company retained an equity interest of 40%. The loss on sale reflects the net assets sold, taxes and other costs to sell the Wella Business.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2021	2020	2021	2020
Net revenues:
Americas	$409.6	$435.9	$1,419.7	$1,506.2
EMEA	473.0	512.9	1,712.3	2,097.6
Asia Pacific	145.2	113.7	435.5	498.1
Other	—	—	—	55.5
Total	$1,027.8	$1,062.5	$3,567.5	$4,157.4
Operating income (loss):
Americas	2.3	(40.3)	55.3	(36.3)
EMEA	28.7	(57.5)	129.7	69.6
Asia Pacific	1.9	(31.4)	(10.9)	(17.3)
Other	—	—	—	(10.9)
Corporate	(34.3)	(170.3)	(224.5)	(321.1)
Total	$(1.4)	$(299.5)	$(50.4)	$(316.0)
Reconciliation:
Operating (loss)	(1.4)	(299.5)	(50.4)	(316.0)
Interest expense, net	50.3	63.8	171.6	185.3
Other (income) expense, net	(62.5)	0.3	(50.7)	4.0
Income (loss) from continuing operations before income taxes	$10.8	$(363.6)	$(171.3)	$(505.3)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2021	2020	2021	2020
Fragrance	56.2%	50.7%	59.1%	58.0%
Color Cosmetics	31.2	36.4	27.9	29.6
Body Care & Other	12.6	12.9	13.0	12.4
Total Coty Inc.	100.0%	100.0%	100.0%	100.0%

5. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
KKW Beauty Business Transaction
On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings, LLC (“KKW Holdings”), pursuant to a Purchase Agreement entered into between the Company, KKW Holdings and other parties listed as signatories (the “KKW Purchase Agreement”). On the same date, as contemplated by the KKW Purchase Agreement, the Company entered into a collaboration agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the right and license to manufacture, advertise, promote, distribute and sell certain Kim Kardashian West products outside of the existing KKW Holdings scope of fragrances and cosmetics, and use certain intellectual property owned by or licensed to KKW Holdings in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products (the “KKW Collaboration Agreement”). Under the KKW Collaboration Agreement, products will be sold by the Company’s consolidated subsidiaries. Therefore, the related revenues generated and expenses incurred by such subsidiaries will be reported in the Company’s Condensed Consolidated Statements of Operations.

The KKW Purchase Agreement also gives the Company an option to acquire, and the sellers the option to compel the Company to acquire, an additional 31% of the outstanding equity of KKW (the “KKW Call Option” and “KKW Put Option”, respectively). The seller’s ability to exercise the KKW Put Option is contingent upon the achievement of certain contractually defined targets. The KKW Call Option and KKW Put Option expire on the seventh anniversary of the KKW Collaboration Agreement. Future exercise of the KKW Call Option or KKW Put Option has been deemed by the Company to be remote. However, if exercise were to occur such exercise may result in a material cash outflow for the Company.
The purchase consideration paid for the equity interest, the KKW Call Option and rights under the KKW Collaboration Agreement was $200.0 and was allocated as follows using a relative fair value approach at the acquisition date:

	Estimated fair value	Estimated useful life (in years)
KKW Collaboration Agreement	$180.6	20
20% equity interest in KKW Holdings	19.4
Total purchase consideration	$200.0

The initial fair value of the KKW Collaboration Agreement and the Company’s 20% equity investment were estimated using an income approach. The Company accounts for its 20% investment in the equity of KKW Holdings under the equity method. The initial fair value of the KKW Collaboration Agreement is recognized within Other intangible assets, net and the Company’s equity investment in KKW Holdings is recognized within Equity investments, each within the Condensed Consolidated Balance Sheets. The fair value of the KKW Call Option was deemed to be de minimis.
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
The Company has finalized the valuation of assets acquired and liabilities assumed for the King Kylie transaction.

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
Business Divestitures
Wella Business
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owns approximately 60% of the separately managed business, and the Company owns the remaining 40%. Initial cash proceeds received for the sale of the 60% stake in Wella were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2).
Coty utilized $2,015.5 of the net proceeds to pay down its Term Loans A and B on a pro rata basis and reserved $500.0 for reinvestment in the Company's business (see Note 12—Debt).
During the three months ended March 31, 2021, the Company recorded purchase price and working capital adjustments resulting in an incremental loss on sale related to the Wella Business of $27.5. Of the purchase price adjustments reflected during the three months ended March 31, 2021, $12.1 was settled in cash during the period.
Additionally, as contemplated in the Sale and Purchase Agreement (as amended) relating to the sale of the Wella Business (the “Wella SPA”), the purchase consideration is subject to further adjustments for other working capital and contractually specified items.
As a result of the sale of the majority interest in Wella, the Company determined that it no longer had a controlling interest in the Wella Business. The Company, therefore, deconsolidated its ownership of the Wella assets and liabilities and no longer reported the assets and liabilities of Wella in its Condensed Consolidated Balance Sheet as of March 31, 2021. The operations of Wella were consolidated in the results of the Company through the date of sale. The Company accounted for its 40% stake in the Wella Business under the fair value option (see Note 9—Equity Investments).

Younique
On August 27, 2019, the Company entered into a contribution and redemption agreement to transfer all of its membership interest in Foundation, which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019 (the “Closing Date”), the Company completed the sale of all of its membership interest in Foundation. Consideration received at the Closing Date consisted of $50.0 cash and a secured promissory note with a face value of $27.9, which has been paid. The initial estimate of the pre-tax gain of $84.5 was included in Gain on divestitures and sale of brand assets in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020. During the fiscal year June 30, 2020, the Company recorded a final pre-tax gain of $111.5 resulting from the sale. The final pre-tax gain is included in (Gain) loss on divestitures and sale of brand assets in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
Younique’s operations are included within Other and its results of operations through the Closing Date are included in the Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020.
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $3.3 and $13.2 for the three months ended March 31, 2021 and 2020, respectively and $2.8 and $17.3 for the nine months ended March 31, 2021 and 2020, respectively.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $26.4 and $36.1 for the three months ended March 31, 2021 and 2020, respectively and $124.9 and $68.0 for the nine months ended March 31, 2021 and 2020, respectively. Divestiture-related costs incurred during the three and nine months ended March 31, 2021 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 5—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
These costs have been recorded in Acquisition and divestiture-related costs in the Condensed Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Transformation Plan	$4.7	$3.5	$98.4	$142.9
Other Restructuring	(4.7)	(11.5)	(8.7)	(17.4)
Total	$—	$(8.0)	$89.7	$125.5
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $255.0 related to approved initiatives through March 31, 2021, which have been recorded in Corporate.
Over the next three fiscal years, the Company expects to incur approximately $80.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.

The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	98.4	(0.4)	0.4	98.4
Cumulative through March 31, 2021	$249.6	$(1.5)	$6.9	$255.0
The related liability balance and activity for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2020	$131.9	$—	$0.7	$132.6
Restructuring charges	118.7	(0.4)	0.4	118.7
Payments	(62.6)	—	(0.2)	(62.8)
Changes in estimates	(20.3)	—	—	(20.3)
Non-cash utilization	—	0.4	—	0.4
Adjustment for sale of the Wella Business	(0.6)	—	—	(0.6)
Effect of exchange rates	5.3	—	—	5.3
Balance—March 31, 2021	$172.4	$—	$0.9	$173.3
The Company currently estimates that the total remaining accrual of $173.3 will result in cash expenditures of approximately $34.5, $119.6 and $19.2 in fiscal 2021, 2022 and thereafter, respectively.
Other Restructuring
The Company executed a number of other legacy restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses, net, of $(4.7) and $(11.5) during the three months ended March 31, 2021 and 2020, respectively and $(8.7) and $(17.4) for the nine months ended March 31, 2021 and 2020, respectively. The related liability balances were $0.7 and $14.5 at March 31, 2021 and June 30, 2020, respectively. The Company currently estimates that the total remaining accrual of $0.7 will result in cash expenditures of $0.7 during the fourth quarter of fiscal 2021.
8. INVENTORIES
Inventories as of March 31, 2021 and June 30, 2020 are presented below:

	March 31, 2021	June 30, 2020
Raw materials	$139.6	$148.6
Work-in-process	4.6	11.1
Finished goods	460.5	518.5
Total inventories	$604.7	$678.2

9. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on our Condensed Consolidated Balance Sheets, as of March 31, 2021 are represented by the following:

(in millions)	March 31, 2021
Equity method investments:
KKW Holdings (a)	$16.8
Equity investments at fair value:
Wella Business (b)	1,250.0

Total equity investments	$1,266.8

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. (See Note 5—Business Combinations, Asset Acquisitions and Divestitures).

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. During the three months ended March 31, 2021, the Company recognized $2.6 representing its share of the investee’s net loss in Other (income) expense, net within the Condensed Consolidated Statements of Operations.
(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a majority stake in Coty’s Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7, and retained a 40% stake in Wella. The Company initially computed the fair value of its retained noncontrolling interest investment based on the fair value of the Wella Business exchanged with KKR. This resulted in an initial fair value of $1,634.5 for the retained noncontrolling interest investment in Wella. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. As of March 31, 2021 and December 31, 2020, the fair value of the Company's investment in Wella was estimated to be $1,250.0 and $1,186.5, respectively.
The following table presents summarized financial information of the Company’s equity method investees for the periods ending March 31, 2021, based on unaudited information provided to us by the investees. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

(in thousands)	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Summarized Statements of Operations information:
Net revenues	$528.5	$743.7
Gross profit	361.4	508.4
Operating loss	(56.6)	(61.7)
Loss before income taxes	(89.2)	(102.7)
Net loss	(78.8)	(91.5)

The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended March 31, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended March 31, 2021.

Equity investments at fair value:
Balance as of June 30, 2020	$—
Initial investment	1,186.5
Total gains/(losses) included in earnings - unrealized	63.5
Balance as of March 31, 2021	$1,250.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of March 31, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,250.0	Discounted cash flows	Discount rate	11.25% (a)
			Growth rate	1.5% - 8.6% (a)

		Market multiple	Revenue multiple	1.8x – 2.0x (b)
			EBITDA multiple	12.0x – 15.0x (b)

(a)The primary unobservable inputs used in the fair value measurement of our equity investments with fair value option, when using a discounted cash flow method, are the discount rate and revenue growth rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The Company estimates the discount rate based on the investees' projected cost of equity and debt. The revenue growth rate is forecasted for future years by the investee based on their best estimates. Significant increases (decreases) in the revenue growth rate in isolation would result in a significantly higher (lower) fair value measurement.
(b)The primary unobservable inputs used in the fair value measurement of our equity investments with fair value option, when using a market multiple method, are the revenue multiple and EBITDA multiple. Significant increases (decreases) in the revenue multiple or EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. The market multiples are derived from a group of guideline public companies.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2021 and June 30, 2020 is presented below:

	Americas	EMEA	APAC	Total
Gross balance at June 30, 2020	$3,112.2	$3,638.9	$1,262.9	$8,014.0
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2020	$1,343.5	$1,781.6	$848.8	$3,973.9

Changes during the period ended March 31, 2021
Measurement period adjustments (a)	(62.0)	35.9	26.1	—
Foreign currency translation	13.3	25.6	13.8	52.7

Gross balance at March 31, 2021	$3,063.5	$3,700.4	$1,302.8	$8,066.7
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at March 31, 2021	$1,294.8	$1,843.1	$888.7	$4,026.6

(a) Includes measurement period adjustments in connection with the King Kylie acquisition (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2021 and June 30, 2020 are presented below:

	March 31, 2021	June 30, 2020
Indefinite-lived other intangible assets	$1,011.7	$995.5
Finite-lived other intangible assets, net	3,463.2	3,376.6
Total Other intangible assets, net	$4,474.9	$4,372.1

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2020	$1,909.0	$1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	$995.5

Changes during the period ended March 31, 2021
Foreign currency translation	16.2	16.2

Gross balance at March 31, 2021	$1,925.2	$1,925.2
Accumulated impairments	(913.5)	(913.5)
Net balance at March 31, 2021	$1,011.7	$1,011.7

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2020
License agreements and collaboration agreements(a)	$3,861.2	$(1,021.1)	$(19.6)	$2,820.5
Customer relationships(a)	786.1	(427.3)	(5.5)	353.3
Trademarks	325.7	(154.0)	(0.5)	171.2
Product formulations and technology	86.2	(54.6)	—	31.6
Total	$5,059.2	$(1,657.0)	$(25.6)	$3,376.6
March 31, 2021
License agreements and collaboration agreements(b)	$4,147.5	$(1,173.4)	$(19.6)	$2,954.5
Customer relationships	793.2	(471.2)	(5.5)	316.5
Trademarks	330.1	(166.2)	(0.5)	163.4
Product formulations and technology	87.9	(59.1)	—	28.8
Total	$5,358.7	$(1,869.9)	$(25.6)	$3,463.2

(a)Includes License and collaboration agreements and Customer relationships of $649.0 and $27.0, respectively resulting from the King Kylie acquisition on January 6, 2020 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).
(b)Includes the KKW Collaboration Agreement of $180.6 resulting from the KKW Holdings transaction on January 4, 2021 (Refer to Note 5—Business Combinations, Asset Acquisitions and Divestitures).

Amortization expense was $62.2 and $61.6 for the three months ended March 31, 2021 and 2020, respectively, and $189.4 and $170.7 for the nine months ended March 31, 2021 and 2020, respectively.
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
The following chart provides additional information about the Company’s operating leases for the three and nine months ended March 31, 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2021	2020	2021	2020
Operating lease cost	$21.4	$20.7	$60.4	$72.5
Short-term lease cost	0.1	0.5	0.5	1.8
Variable lease cost	8.3	13.0	38.6	33.3
Sublease income	(5.6)	(2.1)	(10.1)	(6.7)
Net lease cost	$24.2	$32.1	$89.4	$100.9
Other information:
Operating cash outflows from operating leases	$(29.2)	$(25.4)	$(109.1)	$(76.8)
Right-of-use assets obtained in exchange for lease obligations	$16.6	$9.0	$27.4	$6.7

Weighted-average remaining lease term - real estate			6.5	7.4
Weighted-average discount rate - real estate leases			3.55%	3.12%

Future minimum lease payments for the Company’s operating leases as of March 31, 2021 are as follows:

Fiscal Year Ending June 30,
2021, remaining	$25.7
2022	83.9
2023	66.8
2024	53.4
2025	41.6
Thereafter	135.4
Total future lease payments	406.8
Less: imputed interest	(47.1)
Total present value of lease liabilities	359.7
Current operating lease liabilities	79.3
Long-term operating lease liabilities	280.4
Total operating lease liabilities	$359.7

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.
12. DEBT
The Company’s debt balances consisted of the following as of March 31, 2021 and June 30, 2020, respectively:

	March 31, 2021	June 30, 2020
Short-term debt	$0.5	$—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	678.2	1,438.8
2018 Coty Term A Facility due April 2023	1,799.1	2,959.0
2018 Coty Term B Facility due April 2025	1,457.5	2,308.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	643.7	618.3
2026 Euro Notes due April 2026	292.6	281.1
Other long-term debt and capital lease obligations	0.3	0.6
Total debt	5,421.9	8,156.3
Less: Short-term debt and current portion of long-term debt	(193.7)	(188.3)
Total Long-term debt	5,228.2	7,968.0
Less: Unamortized debt issuance costs	(41.0)	(66.9)
Less: Discount on Long-term debt	(4.8)	(9.0)
Total Long-term debt, net	$5,182.4	$7,892.1

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2021, total short-term debt increased to $0.5 from $0.0 as of June 30, 2020. In addition, the Company had undrawn letters of credit of $15.0 and $6.0, and bank guarantees of $25.8 and $45.7 as of March 31, 2021 and June 30, 2020, respectively.

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
On April 29, 2020, the Company amended its existing credit agreement. The amendment (i) provided a net debt to EBITDA financial covenant "holiday" through March 31, 2021; (ii) established a minimum liquidity covenant through March 31, 2021 of $350.0, which increased to $500.0 for the prepayment event noted below; and (iii) effectively placed certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash through March 31, 2021) and on incurring additional secured indebtedness. The amendment did not modify the applicable funding costs during the period through March 31, 2021. As of April 1, 2021, the covenant "holiday" and related limitations and restrictions expired.
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7 for the sale of its 60% stake in Wella and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella (see Note 5—Business Combinations, Asset Acquisitions and Divestitures). In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its Term Loans A and B on a pro rata basis and reserved $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). If the Reinvestment Balance is not reinvested within twelve months, the Company is required to use the remainder to pay down its Term Loans A and B on a pro rata basis. As a result of the prepayments, the outstanding balances of Term Loans A and B were reduced by $1,135.7 and $879.8, respectively, and the Company wrote off $10.7 of unamortized deferred financing fees and $3.1 of unamortized original issue debt discounts. The write-offs of the unamortized deferred financing fees and unamortized original issue debt discounts are included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Additionally, in accordance with the 2018 Coty Credit Agreement, as amended, as a result of the prepayments, the minimum liquidity covenant increased from $350.0 to $500.0.
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
Fair Value of Debt

	March 31, 2021		June 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2018 Coty Credit Agreement	$3,934.8	$3,810.5	$6,706.3	$5,962.3
Senior Unsecured Notes	1,486.3	1,466.6	1,449.4	1,270.3
The Company uses the market approach to value the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of March 31, 2021, are presented below:

Fiscal Year Ending June 30,
2021, remaining	$48.3
2022	193.0
2023	2,933.6
2024	23.9
2025	1,379.7
Thereafter	842.6
Total	$5,421.1

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
(b) The 2018 Coty Credit Agreement, as amended, establishes a quarterly minimum liquidity covenant for this period of $500.0. As of March 31, 2021, the immediate liquidity was $2,376.8.
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
As of March 31, 2021, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
13. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2021 and 2020, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest expense	$51.7	$58.7	$171.3	$173.5
Foreign exchange (gains) losses, net of derivative contracts	(0.6)	6.2	3.1	14.8
Interest income	(0.8)	(1.1)	(2.8)	(3.0)
Total interest expense, net	$50.3	$63.8	$171.6	$185.3

14. EMPLOYEE BENEFIT PLANS
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of our non-U.S. pension plans. As a result, the Company recognized curtailment gains of $8.0 and $0.0 for the nine months ended March 31, 2021 and 2020, respectively. The impact of the curtailment activity on the current and prior comparative periods is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2.6	$8.4	$0.3	$0.4	$2.9	$8.8
Interest cost	0.1	0.2	1.7	2.3	0.3	0.5	2.1	3.0
Expected return on plan assets	—	—	(1.1)	(2.2)	—	—	(1.1)	(2.2)
Amortization of prior service credit	—	—	—	(0.2)	(0.9)	(1.5)	(0.9)	(1.7)
Amortization of net loss	0.4	0.2	(0.1)	—	—	—	0.3	0.2
Curtailment gain recognized	—	—	(2.7)	—	—	—	(2.7)	—
Net periodic benefit cost (credit)	$0.5	$0.4	$0.4	$8.3	$(0.3)	$(0.6)	$0.6	$8.1

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$14.5	$27.1	$0.9	$1.3	$15.4	$28.4
Interest cost	0.3	0.6	6.4	6.9	0.9	1.5	7.6	9.0
Expected return on plan assets	—	—	(4.8)	(6.4)	—	—	(4.8)	(6.4)
Amortization of prior service credit	—	—	(0.2)	(0.6)	(2.6)	(4.6)	(2.8)	(5.2)
Amortization of net loss	1.1	0.6	(0.2)	—	—	—	0.9	0.6
Curtailment gain recognized	—	—	(8.0)	—	—	—	(8.0)	—
Net periodic benefit cost (credit)	$1.4	$1.2	$7.7	$27.0	$(0.8)	$(1.8)	$8.3	$26.4
Net periodic benefit costs include amounts related to discontinued operations of $0.0 and $3.6 for the three months ended March 31, 2021 and 2020, respectively, and $6.2 and $10.8 for the nine months ended March 31, 2021 and 2020, respectively.
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
In December 2020, the Company terminated certain existing interest rate swaps with notional amount of $600.0 in exchange for cash payment of $4.0. The related loss from this termination is included in Interest expense, net in the Condensed Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $2,000.0 and $3,000.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss)/gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $70.8 and $261.9 as of March 31, 2021 and June 30, 2020, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) and $(12.5) as of March 31, 2021 and June 30, 2020, respectively.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Foreign exchange forward contracts	$—	$1.5	$(0.4)	$0.9
Interest rate swap contracts	3.9	(27.9)	4.3	(24.3)
Cross-currency swap contracts	—	14.9	(25.1)	(3.8)
Net investment hedge	156.4	67.5	(191.1)	125.5
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(19.8) and $(43.0) as of March 31, 2021 and June 30, 2020, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(10.8).
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
	Net revenues	Interest expense, net	Net revenues	Interest expense, net	Net revenues	Interest expense, net	Net revenues	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$—	$—	$—	$1.0	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(6.3)	—	(2.8)	—	(27.6)	—	(3.1)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2021	2020	2021	2020
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(1.1)	$0.1	$(1.6)
Foreign exchange contracts	Interest expense, net	7.5	(14.5)	23.7	(3.2)
Foreign exchange contracts	Other expense, net	(0.1)	1.0	(0.5)	0.7

16. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2021, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2021, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 766.1 million.
As of March 31, 2021, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 61% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three and nine months ended March 31, 2021, JABC did not acquire any shares of Class A Common Stock.
Series A and A-1 Preferred Stock
As of March 31, 2021, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of March 31, 2021, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of March 31, 2021, the Company has $0.9 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. The Series B Preferred Stock had balances of $84.6 and $6.5 as of March 31, 2021 and June 30, 2020, respectively. There were no dividends paid in relation to the Series B Preferred Stock in the nine months ended March 31, 2021.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2021, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three and nine months ended March 31, 2021. The Company repurchased 0.5 million shares of its Class A Common Stock for $4.5 during the three months ended September 30, 2019 in connection with the exit of an executive in September 2019.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends.
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
The change in dividends accrued recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of March 31, 2021 was $1.7, which represent dividends no longer expected to vest as a result of forfeitures of outstanding RSUs. In addition to the activity noted above, the Company made a payment of $1.5 for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2021. Thus, total dividends settled in cash during the nine months ended March 31, 2021 were $1.5.
Total accrued dividends on unvested RSUs and phantom units of $1.7 and $1.8 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2021.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Loss) gain on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)
Other comprehensive income (loss) before reclassifications	2.8	(228.7)	250.8	—	24.9
Net amounts reclassified from AOCI/(L)	20.4	—	—	(15.1)	5.3
Net current-period other comprehensive income (loss)	23.2	(228.7)	250.8	(15.1)	30.2
Balance—March 31, 2021	$(19.8)	$33.2	$(433.0)	$(6.4)	$(426.0)

(a) For the nine months ended March 31, 2021, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $15.1, net of tax of $4.5.

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

17. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Equity plan expense (a)	$6.0	$1.6	$24.6	$14.6
Equity plan modified and cash settled	—	19.0	0.9	19.0
Liability plan (income) expense	0.7	(1.9)	1.4	(1.9)
Fringe expense	—	0.1	0.4	1.1
Total share-based compensation expense	$6.7	$18.8	$27.3	$32.8

(a) Equity plan shared-based compensation expense of $6.0 and $3.5, and $26.6 and $20.0 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three and nine months ended March 31, 2021 and 2020, respectively. Of the $6.0 and $3.5 for the three months ended March 31, 2021 and 2020, respectively, $0.0 and $1.9, respectively, were reclassified to discontinued operations. Of the $26.6 and $20.0 for the nine months ended March 31, 2021 and 2020, respectively, $2.0 and $5.4, respectively, were reclassified to discontinued operations.
The share-based compensation expense for the three and nine months ended March 31, 2021 of $6.7 and $27.3, respectively, includes $6.7 and $30.4 expense offset by $0.0 and $3.1 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments. The share-based compensation expense for the three and nine months ended March 31, 2020 of $18.8 and $32.8, respectively, includes $21.9 and $38.4 expense offset by $3.1 and $5.6 income, respectively, primarily due to significant executive forfeitures of share-based compensation instruments.
As of March 31, 2021, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, restricted stock units and other share awards is $11.0, $0.0, $2.4 and $55.3, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.77, 0.00, 2.18 and 2.56 years, respectively.
Restricted Share Units and Other Share Awards
The Company granted no shares and 8.7 million shares of RSUs and other share awards during the three and nine months ended March 31, 2021, respectively. The Company recognized share-based compensation expense of $4.5 and $2.9 for the three months ended March 31, 2021 and 2020, respectively and $21.6 and $13.3 for the nine months ended March 31, 2021 and 2020, respectively.

Restricted Stock
The Company granted no shares of restricted stock and other share awards during the three and nine months ended March 31, 2021. The Company recognized share-based compensation expense of $0.2 and $0.0 for the three months ended March 31, 2021 and 2020, respectively and $0.7 and $0.0 for the nine months ended March 31, 2021 and 2020, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and nine months ended March 31, 2021. The Company recognized share-based compensation expense (income) of $0.4 and $15.4 for the three months ended March 31, 2021 and 2020, respectively and $0.8 and $16.4 for the nine months ended March 31, 2021 and 2020, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and nine months ended March 31, 2021. The Company recognized share-based compensation expense of $1.6 and $0.5 for the three months ended March 31, 2021 and 2020, respectively and $4.2 and $3.1 for the nine months ended March 31, 2021 and 2020, respectively.

18. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(in millions, except per share data)
Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations	$32.9	$(311.0)	$132.9	$(404.2)
Convertible Series B Preferred Stock dividends	(34.1)	—	(78.1)	—
Net (loss) income from continuing operations attributable to common stockholders	(1.2)	(311.0)	54.8	(404.2)
Net (loss) income from discontinued operations, net of tax	(17.3)	39.4	(148.2)	163.8
Net loss attributable to common stockholders	$(18.5)	$(271.6)	$(93.4)	$(240.4)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	765.4	760.8	764.6	757.7
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	—	—	—
Effect of restricted stock and RSUs(b)	—	—	5.4	—
Effect of Convertible Series B Preferred Stock	—	—	162.1	—
Weighted-average common shares outstanding—Diluted	765.4	760.8	932.1	757.7

Earnings (loss) per common share:
Earnings (loss) from continuing operations per common share - basic	$—	$(0.41)	$0.07	$(0.53)
Earnings (loss) from continuing operations per common share - diluted	—	(0.41)	0.07	(0.53)

(Loss) earnings from discontinued operations - basic	(0.02)	0.05	(0.19)	0.21
(Loss) earnings from discontinued operations - diluted	(0.02)	0.05	(0.19)	0.21

Loss per common share - basic	(0.02)	(0.36)	(0.12)	(0.32)
Loss per common share - diluted	(0.02)	(0.36)	(0.12)	(0.32)

(a) For the nine months ended March 31, 2021, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 15.4 million shares of Common Stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2021 and three and nine months ended March 31, 2020, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b) For the nine months ended March 31, 2021 , there were 6.2 million anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2021 and three and nine months ended March 31, 2020, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.

19. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
United Arab Emirates subsidiary
The Company is required under the shareholders agreement (the "U.A.E. Shareholders Agreement) to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates at the termination of the agreement on December 31, 2020, which is currently pending final settlement and transition. The Company has determined such shares to be a mandatorily redeemable financial interest that is recorded as a liability. The liability is calculated based upon a pre-determined formula in accordance with the related U.A.E. Shareholders Agreement and is expected to be paid by the first quarter of the fiscal year 2022. As of March 31, 2021 and June 30, 2020, the liability amounted to $7.1 and $8.8, respectively.
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of March 31, 2021, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the RNCI to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $87.4 and $79.1 as the RNCI balances as of March 31, 2021 and June 30, 2020, respectively.
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
Certain Litigation. A consolidated purported stockholder class action and derivative complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company, S.à.r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company, S.à.r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. The case is currently at the discovery stage.
A purported stockholder class action complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, is captioned Crystal Garrett-Evans v. Coty Inc. et al., Case No. 1:20-cv-07277. On November 23, 2020, the court appointed the individual Susan Nock as lead plaintiff and the Rosen Firm as lead counsel. Plaintiff filed an amended complaint on January 22, 2021. The

Amended Complaint asserts claims under the federal securities laws and seeks, among other things, monetary relief. On March 8, 2021, the Company filed a motion to dismiss the amended compliant, which is currently pending before the court.
A second purported stockholder class action and derivative complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition and the Kylie Brands transaction as well as claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets by certain current and former officers and directors of the Company, is pending in the U.S. District Court for the Southern District of New York. The case, which was filed on November 17, 2020, is captioned Chris Lewis v. Becht et al., Case No. 1:20-cv-09685. The Company was named as a nominal defendant. The plaintiff seeks, among other things, injunctive and/or monetary relief. This case remains at an early stage.
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
Brazilian Tax Assessments
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in March of 2018. The assessments relate to local sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered for 2016-2017 tax periods. These tax assessments, including estimated interest and penalties, through March 31, 2021 amount to a total of R$386.4 million (approximately $66.9 as of March 31, 2021). Additionally, the Company received tax assessments related to tax years 2017-2019 during August 2020. These additional tax assessments, including estimated interest and penalties, through March 31, 2021 amount to a total R$713.9 million (approximately $123.6 as of March 31, 2021). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the State of Goiás. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
In connection with a federal tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in October of 2020. The assessments relate to federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated for the period from February 2016 to December 2017. These tax assessments, including estimated interest and penalties, through March 31, 2021 amount to a total of R$339.1 million (approximately $58.7 as of March 31, 2021). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the Brazil’s Internal Revenue Service. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
In connection with a local tax audit of one of the Company’s subsidiaries in Brazil, the Company was notified of tax assessments issued in November of 2020. The assessments relate to taxes related to interstate transfers, which the Treasury Office of the State of Minas Gerais considers as improperly calculated for 2016-2019 tax periods. These tax assessments, including estimated interest and penalties, through March 31, 2021 amount to a total of R$185.4 million (approximately $32.1 as of March 31, 2021). The Company is seeking a favorable administrative decision on the tax enforcement actions filed by the Treasury Office of the Brazil’s Internal Revenue Service. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.

21. RELATED PARTY TRANSACTIONS
Contribution Agreement
In July 2020, in connection with a one-time sign-on award of restricted stock units expected to be granted to the Chief Executive Officer (“CEO”) in the fourth quarter of fiscal 2021, Cottage Holdco B.V., has agreed to transfer to the CEO (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to the CEO if and when the award vests.
Relationship with KKR
As noted in Note 16—Equity and Convertible Preferred Stock, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. Assuming full conversion of the preferred stock (and accrued dividends through March 31, 2021) and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 22.5% stake. On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock to HFS Holdings S.à r.l, a private limited liability company incorporated under the laws of Luxembourg that is beneficially owned by Peter Harf, a director of the Company. The transaction, which is subject to customary closing conditions, is expected to close on August 27, 2021.
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
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The various services will be provided for a period of up to eighteen months and can be extended for another three month period. TSA fees and other fees earned since the divestiture were $40.0 and $1.0, respectively, for the three months ended March 31, 2021 and $54.7 and $1.6, respectively, for the four months ended March 31, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations. As of March 31, 2021, accounts receivable from and accounts payable to Wella of $111.8 and $49.2, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, the Company has accrued $29.8 within Other noncurrent liabilities related to certain indemnities to Wella for uncertain tax positions associated with tax filings made prior to the sale of the Wella Business.
The Company has certain sublease arrangements with Wella after the sale. For the three and four months ended March 31, 2021, the Company reported sublease income of $4.1 and $5.5, respectively, from Wella.
22. SUBSEQUENT EVENTS
Offering of Senior Secured Notes
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Senior Secured Notes”). Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Senior Secured Notes. Coty used the net proceeds of the offering of the 2026 Senior Secured Notes to repay a portion of the term loans outstanding under the existing credit facilities and to pay related premiums, fees and expenses thereto.
The 2026 Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities. For information on Coty's existing senior secured credit facilities, see Note 12—Debt. The 2026 Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the Wella Transaction and the related transition services (the “TSA”), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the King Kylie Transaction and the KKW Transaction, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the availability of local government funding or reimbursement programs in connection with COVID-19 (including expected timing and amounts), the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan (as defined below), including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company's response to COVID-19, the Transformation Plan, the TSA, the integration of the King Kylie Transaction and the KKW Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie and recently completed Kim Kardashian West transactions complement our existing portfolio as personality-led DTC business models with strong social media engines. As we transform the Company, we continue to make progress on our strategic priorities, including stabilization of consumer beauty make-up brands and mass fragrances through leading innovation and improved execution, accelerating our prestige fragrance business and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancement of our e-commerce and Direct-to-Consumer (DTC) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability.
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
COVID-19 Impacts Update
The COVID-19 pandemic has had material effects on all our product categories across all segments and geographies. The continuing sporadic containment measures and travel restrictions adopted worldwide to address the pandemic have contributed to a significant decline in volume trends, albeit with some emerging evidence of recovery in the Americas and Asia during fiscal 2021 year to date, most notably in the prestige fragrance categories. In particular, demand for color cosmetics products and products sold in the travel retail channel continues to be more significantly impacted by temporary closures of non-essential businesses and social distancing measures, although this is being partially offset by growth in beauty product sales online. Many of our mass products are offered in other channels, such as drug and grocery stores, that continue to operate as essential businesses. However, social distancing measures continue to negatively affect sales volumes for these product categories as well.
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
Transformation Plan Update
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We expect to incur cash costs consistent with the previously announced estimate. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. As a result, we are on track to exit fiscal 2021 with a higher level of cost savings than initially anticipated. These organizational, business and structural changes are still being operationalized, which introduces additional complexity as we roll out several initiatives simultaneously, including the ongoing obligations under the TSA.
Other Matters
As previously disclosed in Coty’s public filings, Sue Nabi, the Company’s CEO, will receive, upon approval by the Company’s board of directors, a one-time sign-on award of restricted stock units (the “Award”), which will vest and settle in 10,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company expects to issue the restricted stock units in the fourth quarter of fiscal 2021. The Company will recognize share-based compensation expense based on the closing stock price on the date the grant is approved by the board of directors, which would be $300.3 using the closing stock price for the Class A Common Stock on April 30, 2021 of $10.01 per share. This expense would be amortized over the underlying vesting period. In connection with this Award, Cottage Holdco B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.a r.l., has agreed to transfer to Ms. Nabi (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to Ms. Nabi if and when the Award vests.
As our CEO finalizes her organization structure and how she will assess performance, we are concurrently evaluating the potential impact to our segment reporting. We expect this process to culminate in the fourth quarter of fiscal 2021.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for continuing operations and Coty Inc. including Adjusted operating income (loss), Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Three and Nine months ended March 31, 2021 As Compared to Three and Nine Months Ended March 31, 2020.” These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
•Other (income) expense: We have excluded the impact of costs incurred for legal and advisory services rendered in connection with the tender offer that was in fiscal 2019 initiated by certain of our shareholders. Additionally, we have excluded the write-off of deferred financing fees and discounts that resulted from the pay down of our term debt from the proceeds of the Wella sale, due to the requirements of the 2018 Coty Credit Agreement, as amended. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period.
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
THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2020
NET REVENUES
In the three months ended March 31, 2021, net revenues decreased 3%, or $34.7, to $1,027.8 from $1,062.5 in the three months ended March 31, 2020, reflecting a decrease in unit volume of 12%, partially offset by a positive price and mix impact of 7%, and a positive foreign currency exchange translation impact of 2%. The overall decrease in net revenues primarily reflects the impact of the ongoing COVID-19 pandemic, most notably in the EMEA region. The pandemic continued to have a considerable impact on mass color cosmetics, due mainly to category decline related to COVID-19 protocols such as mask-wearing, remote working arrangements, and social distancing which contributed to reduced demand for several product categories, particularly lip and face products.
The reopening of retail malls across regions, with the exception of Europe which continued to experience rolling lockdowns, coupled with continued e-commerce growth, contributed to overall improvements in net revenues as compared to the prior quarter of fiscal 2021, with the most notable improvements in the Asia Pacific region and the prestige products in the U.S. market. Travel retail channels remained challenged, especially in the EMEA and Americas regions, due to travel restrictions and significantly decreased leisure travel, which had a negative impact on prestige product revenues.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2021	2020	Change %
NET REVENUES
Americas	$409.6	$435.9	(6)%
EMEA	473.0	512.9	(8)%
Asia Pacific	145.2	113.7	28%
Total	$1,027.8	$1,062.5	(3)%

Americas
In the three months ended March 31, 2021, net revenues from the Americas region decreased 6%, or $26.3 to $409.6 compared to $435.9 in the three months ended March 31, 2020, reflecting a decrease in unit volume of 7% and a negative foreign currency exchange translation impact of 3%, offset by a positive price and mix impact of 4%. This decrease is primarily due to Kylie make-up production transitioning from the previous supplier. The region also experienced lower net revenues due to negative brand and category trends for mass color cosmetics, particularly affecting lip and face products related to the COVID-19 pandemic, primarily impacting Covergirl and Rimmel. In addition, rolling travel restrictions due to COVID-19 have significantly affected prestige products in our travel retail channels across the region.
These decreases in net revenue were partially offset by the following:

(i)an increase in net revenues from the recent launches of Marc Jacobs Perfect, and new campaigns behind Marc Jacobs Daisy and Gucci Guilty;
(ii)incremental net revenues due to positive share and category trends for prestige fragrance, particularly in the U.S.;
(iii)an increase in net revenues related to e-commerce, primarily in the United States, Brazil, and Canada; and
(iv)an increase in net revenues related to Calvin Klein due to lower sales in prior year as a result of COVID impacting demand.
EMEA
In the three months ended March 31, 2021, net revenues from the EMEA region decreased 8%, or $39.9, to $473.0 from $512.9 in the three months ended March 31, 2020, reflecting a decrease in unit volume of 22%, a positive price and mix impact of 9%, and a positive foreign currency exchange translation impact of 5%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the region. Reduced customer traffic due to continued lockdowns contributed significantly to the overall decrease in the region, with color cosmetics and mass categories experiencing proportionately greater declines than prestige products. Negative category and share trends in color cosmetics, particularly in lip and face categories, adversely impacted net revenues with somewhat greater resilience being shown in products related to lifestyle scenting, nails, and eye categories. Travel retail channels also continue to be significantly impacted as COVID-19 outbreaks continued restrictions in airports and other travel hubs.
These decreases were partially offset by net revenue increases across EMEA resulting from the continued growth of e-commerce sales.
Asia Pacific
In the three months ended March 31, 2021, net revenues from the Asia Pacific region increased 28%, or $31.5, to $145.2 from $113.7 in the three months ended March 31, 2020, reflecting an increase in unit volume of 8%, a positive foreign currency exchange translation impact of 8%, and a positive price and mix impact of 12%. The increase in net revenues primarily reflects:
(i)an increase in net revenue due to continued growth of e-commerce across the region, including the opening of the Gucci Beauty flagship store on Tmall, and new store expansions in China;
(ii)an increase in net revenue across the region resulting from the continued success of Gucci Face Foundation, Gucci Bloom, and Marc Jacobs Perfect in the prestige category; and
(iii)an increase in net revenue related to travel retail mainly for Gucci brand in China and Korea, specifically due to reductions in travel restrictions within these countries which are emerging from COVID-19 pandemic.
These increases were partially offset by a decrease for Calvin Klein in Australia due to reduction in demand as a result of travel restrictions.
COST OF SALES
In the three months ended March 31, 2021, cost of sales decreased 15%, or $69.1, to $391.7 from $460.8 in the three months ended March 31, 2020. Cost of sales as a percentage of net revenues decreased to 38.1% in the three months ended March 31, 2021 from 43.4% in the three months ended March 31, 2020, resulting in a gross margin increase of approximately 530 basis points, primarily reflecting:
(i)approximately 260 basis points primarily related to reductions, as a percentage of revenues, in promotional allowances and other trade spend items, which are recorded as adjustments to net sales;
(ii)approximately 240 basis points related to decreased excess and obsolescence expense on inventory due to the high levels of excess and obsolescence expense in the prior year as a result of COVID-19 pandemic impacting demand; and
(iii)approximately 70 basis points related to decreased manufacturing overhead cost due to increased manufacturing efficiencies, improvement in productivity, and absence of underutilized facilities costs due to partial plant shutdown in prior year as a result of COVID-19 pandemic.
These increases were partially offset by approximately 40 basis points related to higher royalty rates associated with prestige brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2021, selling, general and administrative expenses decreased 28%, or $212.3, to $545.6 from $757.9 in the three months ended March 31, 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 53.1% in the three months ended March 31, 2021 from 71.3% in the three months ended March 31, 2020, or approximately 1,820 basis points. This decrease primarily reflects:
(i)790 basis points in administrative costs primarily related to a reduction in employee headcount, decreased professional service costs, reductions in non-essential travel and meeting/conference expenses;
(ii)530 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue as disciplined management of advertising and consumer promotion spending, which was instituted to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(iii)320 basis points related to favorable transactional impact from our exposure to foreign currency exchange fluctuations;
(iv)110 basis points in stock compensation related to a modification of the former CEO's equity awards;
(v)40 basis points related to lower bad debt expense; and
(vi)30 basis points related to lower logistics costs as a percentage of net revenue.
OPERATING INCOME (LOSS)
In the three months ended March 31, 2021, operating loss was $1.4 compared to a loss of $299.5 in the three months ended March 31, 2020. Operating loss as a percentage of net revenues, decreased to 0.1% in the three months ended March 31, 2021 as compared to an operating loss as a percentage of net revenues of 28.2% in the three months ended March 31, 2020. The improved operating margin is largely driven by a lower cost of goods sold, and decreased selling and general administrative expenses, asset impairment costs, and acquisition and divestiture related expenses.
Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2021	2020	Change %
Operating income (loss)
Americas	$2.3	$(40.3)	>100%
EMEA	28.7	(57.5)	>100%
Asia Pacific	1.9	(31.4)	>100%
Corporate	(34.3)	(170.3)	80%
Total	$(1.4)	$(299.5)	100%

Americas
In the three months ended March 31, 2021, operating income for Americas was $2.3 compared to loss of $40.3 in the three months ended March 31, 2020. Operating margin increased to 0.6% of net revenues in the three months ended March 31, 2021 as compared to (9.2)% in the three months ended March 31, 2020, driven by a significant decrease in advertising and promotional spend, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs.
EMEA
In the three months ended March 31, 2021, operating income for EMEA was $28.7 compared to loss of $57.5 in the three months ended March 31, 2020. Operating margin increased to 6.1% of net revenues in the three months ended March 31, 2021 as compared to (11.2)% in the three months ended March 31, 2020, driven by a significant decrease in advertising and promotional spend, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs.
Asia Pacific
In the three months ended March 31, 2021, operating income for Asia Pacific was $1.9 compared to loss of $(31.4) in the three months ended March 31, 2020. Operating margin increased to 1.3% of net revenues in the three months ended March 31, 2021 as compared to (27.6)% in the three months ended March 31, 2020, driven largely by increased net revenue, partially offset by an increase in cost of goods sold as a percentage of net revenue.

Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2021, the operating loss for Corporate was $34.3 compared to a loss of $170.3 in the three months ended March 31, 2020, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a decrease in fixed costs, reductions in share-based compensation expense, lower acquisition and divestiture related expenses, and no asset impairment costs in the current quarter.
Adjusted Operating Income (loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$2.3	$26.9	$29.2
EMEA	28.7	29.5	58.2
Asia Pacific	1.9	5.7	7.6
Corporate	(34.3)	34.9	0.6
Total	$(1.4)	$97.0	$95.6

	Three Months Ended March 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	$(40.3)	$24.3	$(16.0)
EMEA	(57.5)	31.2	(26.3)
Asia Pacific	(31.4)	6.2	(25.2)
Corporate	(170.3)	169.6	(0.7)
Total	$(299.5)	$231.3	$(68.2)

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

Adjusted Operating Income for Continuing Operations
We believe that adjusted operating income (loss) further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended March 31,
(in millions)	2021	2020	Change %
Reported operating income (loss)	$(1.4)	$(299.5)	100%
% of net revenues	(0.1)%	(28.2)%
Amortization expense	62.2	61.6	1%
Acquisition and divestiture-related costs	29.7	49.3	(40)%
Restructuring and other business realignment costs	5.1	80.0	(94)%
Asset impairment charges	—	40.4	(100)%
Total adjustments to reported operating income	97.0	231.3	(58)%
Adjusted operating income	95.6	(68.2)	>100%
% of net revenues	9.3%	(6.4)%

In the three months ended March 31, 2021, adjusted operating income increased $163.8 to $95.6 from $(68.2) in the three months ended March 31, 2020. Adjusted operating margin increased to 9.3% of net revenues in the three months ended March 31, 2021 from (6.4)% in the three months ended March 31, 2020, primarily driven by a decrease in selling and general administrative expenses, and lower cost of goods sold as a percentage of net revenues.
Amortization Expense
In the three months ended March 31, 2021, amortization expense increased to $62.2 from $61.6 in the three months ended March 31, 2020. In the three months ended March 31, 2021, amortization expense of $26.8, $29.6, and $5.8 was reported in the Americas, EMEA, and Asia Pacific segments, respectively. In the three months ended March 31, 2020, amortization expense of $24.3, $31.1, and $6.2 was reported in the Americas, EMEA, and Asia Pacific segments, respectively.
Acquisition and Divestiture Activities
In the three months ended March 31, 2021 we incurred $29.7 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the three months ended March 31, 2020, we incurred $49.3 of costs related to acquisition and divestiture activities. These costs were partially driven by consulting and legal fees associated with the process to explore strategic alternatives, including divestment, for the Professional Beauty business including associated hair brands sold by the Consumer Beauty division, as well as the Company’s Brazilian operations, as well as consulting and legal fees associated with the King Kylie purchase agreement.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $340.2 of cash costs life-to-date as of March 31, 2021, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the three months ended March 31, 2021, we incurred restructuring and other business structure realignment costs of $5.1, as follows:
•We incurred restructuring costs of $0.0 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and

•We incurred business structure realignment costs of $5.1 primarily related to the Transformation Plan and certain other programs. This amount includes $2.0 reported in selling, general and administrative expenses, and $3.1 reported in cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended March 31, 2020, we incurred restructuring and other business structure realignment costs of $80.0 as follows:
•We had a revised estimate resulting in a credit in restructuring costs of $8.0 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $88.0 primarily related to the Turnaround Plan. This amount includes $76.8 reported in selling, general and administrative expenses, and $11.2 reported in cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Asset Impairment Charges
In the three months ended March 31, 2021, we did not incur any asset impairment charges.
In the three months ended March 31, 2020, we incurred asset impairment charges of $40.4 in Corporate, relating to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor and Bourjois trademarks).
INTEREST EXPENSE, NET
In the three months ended March 31, 2021, net interest expense was $50.3 as compared with $63.8 in the three months ended March 31, 2020. This decrease is primarily due to the paydown of debt as a result of the completion of Wella Business sale on November 30, 2020.
OTHER INCOME, NET
In the three months ended March 31, 2021, other income, net was $62.5 as compared with an expense of $0.3 in the three months ended March 31, 2020. This increase is primarily due to a favorable adjustment related to an unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2021 and 2020 was (177.8)% and 16.4%, respectively. The change in the effective tax rate for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to the resolution of foreign uncertain tax positions of $22.0 in the current period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$10.8	$(19.2)	(177.8)%	$(363.6)	$(59.8)	16.4%
Adjustments to reported operating income (a) (b)	97.0	41.2		231.3	28.1
Change in fair value of investment in Wella Business (b) (c)	(63.5)	(15.9)		—	—
Other adjustments (b) (d)	(2.5)	(0.7)		—	—
Adjusted income before income taxes	$41.8	$5.4	12.9%	$(132.3)	$(31.7)	24.0%

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
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)This primarily represents adjustments for pension curtailment gains.
The adjusted effective tax rate was 12.9% for the three months ended March 31, 2021 compared to 24.0% for the three months ended March 31, 2020. The differences were primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the current period.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the three months ended March 31, 2021.
A loss on sale of the Wella Business was $27.5 for the three months ended March 31, 2021, which reflects certain purchase price working capital adjustments. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming several months, there may be further adjustments to the purchase price and loss on sale. The Company anticipates resolution of any further purchase price adjustments by the end of the first quarter of fiscal 2022.
In connection with the $27.5 of additional loss recorded on the sale of a majority stake in the Wella Business, the Company recorded a tax benefit of approximately $10.2 in the three months ended March 31, 2021.
Net loss was $17.3 in the three months ended March 31, 2021 compared to income of $39.4 in the three months ended March 31, 2020. The decrease was primarily due to loss on sale of the Wella Business, partially offset by tax benefits recognized.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $15.6 in the three months ended March 31, 2021 as compared to a loss of $271.6 in the three months ended March 31, 2020. The increase in the income is primarily driven by lower cost of goods sold, decrease selling and general administrative expenses, absence of asset impairment cost, increase in income from equity investments, partially offset by net loss recognized in discontinued operations.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2021	2020	Change %
Net income from Coty Inc. net of noncontrolling interests	$15.6	$(271.6)	>100%
Convertible Series B Preferred Stock dividends	(34.1)	—	N/A
Reported net income attributable to Coty Inc.	$(18.5)	$(271.6)	93%
% of net revenues	(1.8)%	(17.8)%
Adjustments to reported operating income (a)	97.0	258.9	(63)%
Adjustments to Loss on Sale of Business	27.5	—	N/A
Change in fair value of investment in Wella Business (d)	(63.5)	—	N/A
Adjustment to other expense (e)	(2.5)	—	N/A
Adjustments to noncontrolling interests (b)	(2.9)	3.1	N/A
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(34.8)	(52.1)	33%
Adjusted net income attributable to Coty Inc.	$2.3	$(61.7)	>100%
% of net revenues	0.2%	(4.0)%
Per Share Data
Adjusted weighted-average common shares
Basic	765.4	760.8
Diluted (c)	943.8	760.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$—	$(0.08)
Diluted (c)	$—	$(0.08)

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”
(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(c)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends of $34.1 on income applicable to common stockholders during the period.
(d)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)This primarily represents adjustment for pension curtailment gains.
NINE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2020
NET REVENUES
In the nine months ended March 31, 2021, net revenues decreased 14%, or $589.9, to $3,567.5 from $4,157.4 in the nine months ended March 31, 2020. Excluding the impact of the Acquisition and the Divestiture, total net revenues decreased 14%, or $584.0, to $3,517.9 in the nine months ended March 31, 2021 from $4,101.9 in the nine months ended March 31, 2020, reflecting a decrease in unit volume of 11%, a negative price and mix impact of 4%, partially offset by a positive foreign currency exchange translation impact of 1%. The overall decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, impacting all product categories across the Company, with the highest impact on the mass color cosmetics, due mainly to category decline related to COVID-19 protocols such as mask-wearing, remote working arrangements, and social distancing which contributed to reduced demand for several product categories, particularly lip and face products. In addition, prestige products in our travel retail channels remained impacted due to continued restrictions on leisure travel.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2021	2020	Change %
NET REVENUES
Americas	$1,419.7	$1,506.2	(6)%
EMEA	1,712.3	2,097.6	(18)%
Asia Pacific	435.5	498.1	(13)%
Other	—	55.5	(100)%
Total	$3,567.5	$4,157.4	(14)%
Americas
In the nine months ended March 31, 2021, net revenues from the Americas region decreased 6%, or $86.5, to $1,419.7 from $1,506.2 in the nine months ended March 31, 2020. Excluding the impact of the Acquisition, net revenues from the Americas segment decreased 9%, or $134.6, to $1,371.6 in the nine months ended March 31, 2021 from $1,506.2 in the nine months ended March 31, 2020, reflecting a decrease in unit volume of 3%, a negative foreign currency exchange translation impact of 4%, and a negative price and mix impact of 2%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to negative brand and category trends for mass color cosmetics mainly lip and face products related to the COVID-19 pandemic, primarily impacting Covergirl and Rimmel in the United States, Canada, and Latin America (excluding Brazil). In addition, rolling travel restrictions related due to COVID-19 have significantly affected prestige products in our travel retail channels across the region;
(ii)lower net revenues attributable to Kylie, primarily due to Kylie make-up production transitioning from the previous supplier; and
(iii)lower net revenues due to overall decreased launch activities, reduced holiday exposure, and promotional activity in the current period compared to prior period.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenues from the recent launches of Marc Jacobs Perfect, Marc Jacobs Daisy, Gucci Guilty, and Diamond Gel from Risqué;
(ii)an increase in net revenues related to e-commerce, primarily in the United States, Brazil, and Canada;
(iii)an increase in net revenues as a result of increased holiday program for the Philosophy brand; and
(iv)an increase in net revenues from Sally Hansen products, primarily in the United States, which continues to benefit as professional salons operate under restrictions. Sally Hansen continues to see incremental net revenues from the launch of Sally Hansen Good.Kind.Pure and Sally Hansen Miracle Gel in prior periods.
EMEA
In the nine months ended March 31, 2021, net revenues from the EMEA region decreased 18%, or $385.3, to $1,712.3 from $2,097.6 in the nine months ended March 31, 2020, reflecting a decrease in unit volume of 20%, and a negative price and mix impact of 1%, partially offset by a positive foreign currency exchange translation impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the region. Reduced customer traffic in retail malls contributed significantly to the overall decrease in the region. Travel retail channels also continue to be significantly impacted as COVID-19 outbreaks continued restrictions in airports and other travel hubs. The pandemic also contributed to lower launch activity in the prestige category compared to the comparative period;
(ii)decreased net revenues related to negative category and share trends in color cosmetics and mass fragrance, with somewhat greater resilience being shown in products related to lifestyle scenting, nails, and eyes categories;
(iii)lower net revenues due to the ongoing challenges with a key customer and distribution channel in Russia, primarily occurring in the first quarter of fiscal 2021; and
(iv)lower net revenues due to strategic focus on reducing value distribution.

These decreases were partially offset by net revenue increases across EMEA resulting from the continued success of launches in new prestige fragrances, including Marc Jacobs Perfect, Hugo Boss Alive, Boss Bottled, and Gucci Guilty, as well as continued growth of e-commerce sales.
Asia Pacific
In the nine months ended March 31, 2021, net revenues from the Asia Pacific region decreased 13%, or $62.6, to $435.5 from $498.1 in the nine months ended March 31, 2020, reflecting a decrease in unit volume of 20%, partially offset by a positive foreign currency exchange translation impact of 4%, and a positive price and mix impact of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product categories across the region, with the highest impact on the prestige category primarily due to an ongoing reduction in traffic in retail malls and travel retail channels. While restrictions in the specific countries within this region trended down starting the second quarter of fiscal 2021, travel retail channels in overall region continue to be significantly impacted due to fluctuating travel limitations and regional lockdown protocols;
(ii)lower net revenues due to a reduction in the reliance on the value distribution channel for prestige brands in order to maintain brand integrity across the Asia Pacific region;
(iii)lower net revenues due to declines in Calvin Klein mainly impacting Australia as a result of decrease in travel; and
(iv)lower net revenues in the mass channel, primarily color cosmetics such as Rimmel related to lower market consumption mainly driven by consumer behavior changes partly attributable to the COVID-19 pandemic, and Max Factor related to distribution interventions and lower market consumption mainly in China.
These decreases in net revenue were partially offset by the following:
(i)an increase in net revenue due to continued growth of e-commerce across the region and new store expansions in China;
(ii)an increase in net revenue across the region resulting from the continued success of Gucci Face Foundation, Gucci Bloom, and Marc Jacobs Perfect in the prestige category; and
(iii)an increase in net revenue related to travel retail in China and Korea specifically due to reductions in travel restrictions within these countries.
Other
Other consists of the net revenues from the Divestiture of Younique.
COST OF SALES
In the nine months ended March 31, 2021, cost of sales decreased 13%, or $214.4, to $1,440.6 from $1,655.0 in the nine months ended March 31, 2020. Cost of sales as a percentage of net revenues increased to 40.4% in the nine months ended March 31, 2021 from 39.8% in the nine months ended March 31, 2020 resulting in a gross margin decrease of approximately 60 basis points primarily reflecting:
(i)approximately 40 basis points related to negative gross margin impacts from changes in product and category mix, across all regions, as these markets experienced a relatively lower contribution of higher margin prestige products due to the pandemic and our Brazil market's proportionate share increased, negatively impacting gross margins due to its lower margin contribution;
(ii)approximately 40 basis points related to negative gross margin impact due to an unfavorable mix of prestige brands with higher minimum royalty rates.
These decreases were partially offset by improvements of approximately 20 basis points in excess and obsolescence expense on inventory due to the high levels of excess and obsolescence expense in the prior year as a result of COVID-19 pandemic impacting demand.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2021, selling, general and administrative expenses decreased 29%, or $710.5, to $1,770.5 from $2,481.0 in the nine months ended March 31, 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 49.6% in the nine months ended March 31, 2021 from 59.7% in the nine months ended March 31, 2020, or approximately 1,010 basis points. This decrease was primarily due to:

(i)630 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue as disciplined management of advertising and consumer promotion spending, which was instituted to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(ii)260 basis points related to administrative costs primarily due to the decrease in compensation expense from reduction of employee headcount and bonus, reduction in non-essential travel impacted by COVID-19, and decreased professional tax and audit services costs due to completion of the sale of the Wella Business;
(iii)90 basis points related to lower bad debt expense; and
(iv)40 basis points related to favorable transactional impact from our exposure to foreign currency exchange fluctuations.
OPERATING INCOME (LOSS)
In the nine months ended March 31, 2021, operating loss was $50.4 compared to a loss of $316.0 in the nine months ended March 31, 2020. Operating margin, or operating loss as a percentage of net revenues, decreased to (1.4)% in the nine months ended March 31, 2021 as compared to an operating loss as a percentage of net revenues of (7.6)% in the nine months ended March 31, 2020. The improved operating margin is largely driven by various initiatives to lower cost as part of management's plan to cut down advertising and promotional spend and certain discretionary costs, decrease in asset impairment cost in the prior year, reduction in fixed costs and restructuring expense. These are offset by increase in acquisition and divestiture related expenses, amortization expense, and cost of sales as a percentage of net revenues.
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2021	2020	Change %
Operating income (loss)
Americas	$55.3	$(36.3)	>100%
EMEA	129.7	69.6	86%
Asia Pacific	(10.9)	(17.3)	37%
Other	—	(10.9)	100%
Corporate	(224.5)	(321.1)	30%
Total	$(50.4)	$(316.0)	84%

Americas
In the nine months ended March 31, 2021, operating income for Americas was $55.3 compared to loss of $36.3 in the nine months ended March 31, 2020. Operating margin increased to 3.9% of net revenues in the nine months ended March 31, 2021 as compared to (2.4)% in the nine months ended March 31, 2020, driven primarily by a significant decrease in advertising and promotional spend, partially offset by higher cost of goods sold as a percentage of net revenues, and amortization expense.
EMEA
In the nine months ended March 31, 2021, operating income for EMEA was $129.7 compared to income of $69.6 in the nine months ended March 31, 2020. Operating margin increased to 7.6% of net revenues in the nine months ended March 31, 2021 as compared to 3.3% in the nine months ended March 31, 2020, driven by a significant decrease in advertising and promotional spend, lower cost of goods sold as a percentage of net revenues, and reduction in fixed costs.
Asia Pacific
In the nine months ended March 31, 2021, the operating loss for Asia Pacific was $10.9 compared to loss of $17.3 in the nine months ended March 31, 2020. Operating loss improved to (2.5)% of net revenues in the nine months ended March 31, 2021 as compared to (3.5)% in the nine months ended March 31, 2020, primarily driven by decrease in advertising and promotional spend, offset by higher cost of goods sold as a percentage of net revenues.

Other
Other represents operating income (loss) from the Divestiture of Younique.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2021, the operating loss for Corporate was $224.5 compared to a loss of $321.1 in the nine months ended March 31, 2020, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by a reduction in fixed costs, decrease in restructuring and other business realignment costs, and an asset impairment cost in the prior year. These decreases were partially offset by an increase in acquisition and divestiture related costs. Additionally, the variance was amplified by the gain on divestiture of Younique, which was recognized in the comparative period.
Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Americas	55.3	$78.2	$133.5
EMEA	129.7	92.8	222.5
Asia Pacific	(10.9)	18.4	7.5
Corporate	(224.5)	226.0	1.5
Total	$(50.4)	$415.4	$365.0

	Nine Months Ended March 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Americas	(36.3)	$49.7	$13.4
EMEA	69.6	94.9	164.5
Asia Pacific	(17.3)	18.6	1.3
Other	(10.9)	7.3	(3.6)
Corporate	(321.1)	319.1	(2.0)
Total	$(316.0)	$489.6	$173.6

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

Adjusted Operating Income for Continuing Operations
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2021	2020	Change %
Reported operating income (loss)	(50.4)	(316.0)	84%
% of net revenues	(1.4)%	(7.6)%
Asset impairment charges	—	40.4	(100)%
Restructuring and other business realignment costs	98.3	277.7	(65)%
Amortization expense	189.4	170.7	11%
Acquisition and divestiture-related costs	127.7	85.3	50%
(Gain)/Loss on sale of business	—	(84.5)	100%
Total adjustments to reported operating income	$415.4	$489.6	(15)%
Adjusted operating income	$365.0	$173.6	>100%
% of net revenues	10.2%	4.2%

Adjusted operating income in the nine months ended March 31, 2021 increased $191.4, to $365.0 from $173.6 in the nine months ended March 31, 2020. Adjusted operating margin increased to 10.2% of net revenues in the nine months ended March 31, 2021 as compared to 4.2% in the nine months ended March 31, 2020, primarily driven by various initiatives to lower cost as part of management's plan to reduce advertising and promotional spend and certain discretionary costs, and a reduction in fixed costs. These are partially offset by increase in cost of sales as a percentage of net revenues.
Asset Impairment Charges
In the nine months ended March 31, 2021, we did not incur any asset impairment charges.
In the nine months ended March 31, 2020, we incurred asset impairment charges of $40.4 in Corporate, relating to indefinite-lived other intangible assets (related to the CoverGirl, Max Factor and Bourjois trademarks).
Amortization Expense
In the nine months ended March 31, 2021, amortization expense increased to $189.4 from $170.7 in the nine months ended March 31, 2020. In the nine months ended March 31, 2021, amortization expense of $78.2, $92.8, $18.4, and $0.0 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. In the nine months ended March 31, 2020, amortization expense of $49.8, $94.8, $18.7, and $7.4 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. The increase was primarily driven by expenses recorded due to the Kylie acquisition.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $340.2 of cash costs life-to-date as of March 31, 2021, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In the nine months ended March 31, 2021, we incurred restructuring and other business structure realignment costs of $98.3, as follows:
•We incurred restructuring costs of $89.7 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $8.6 primarily related to our Transformation plan and certain other programs. This amount includes $5.5 reported in selling, general and administrative expenses, and $3.1 reported in cost of sales in the Condensed Consolidated Statement of Operations.

In the nine months ended March 31, 2020, we incurred restructuring and other business structure realignment costs of $277.7 as follows:
•We incurred Restructuring costs of $125.5 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $152.2 primarily related to our Turnaround plan. This amount includes $141.0 reported in selling, general and administrative expenses, and $11.2 reported in cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Acquisition and Divestiture Activities
In the nine months ended March 31, 2021, we incurred $127.7 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the nine months ended March 31, 2020, we incurred $85.3 of cost relating to consulting and legal fees associated with the process to explore strategic alternatives, as well as consulting and legal fees associated with the King Kylie Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on divestitures and sale of brand assets
In the nine months ended March 31, 2021, there were no gains on divestitures or sales of brand assets.
In the nine months ended March 31, 2020, we completed the divestiture of Younique resulting in income of $84.5 included in Gain on sale of business in the Condensed Consolidated Statements of Operations.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2021, net interest expense was $171.6 as compared with $185.3 in the nine months ended March 31, 2020. This decrease is primarily due to the pay-down of debt as a result of the completion of Wella business sale on November 30, 2020.
OTHER INCOME, NET
In the nine months ended March 31, 2021, other income, net was $50.7 as compared with an expense of $4.0 in the nine months ended March 31, 2020. This increase is primarily due to a favorable adjustment related to unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2021 and 2020 was 178.0% and 23.2%, respectively. The change in the effective tax rate for the nine months ended March 31, 2020, as compared to the prior period is primarily due to a preliminary benefit of $220.5 recorded in the first quarter of fiscal 2021 and the U.S. GAAP treatment of the Younique disposition in the prior period. The benefit recorded in the first quarter of fiscal 2021 is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam. This amount will be finalized when negotiations with the tax authorities are completed.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of: (i) jurisdictions with different statutory rates, (ii) adjustments to our unrecognized tax benefits and accrued interest; (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$(171.3)	$(304.9)	178.0%	$(505.3)	$(117.0)	23.2%
Gain on sale of business adjustment (a)(b)	—	—		(84.5)	4.8
Other adjustments to reported operating income (a)(b)	415.4	122.2		574.1	91.7
Tax Impact of Principal Move (c)	—	220.5		—	—
Change in fair value of investment in Wella Business(b) (d)	(63.5)	$(15.9)
Other adjustments (b)(e)	5.9	1.6		—	—
Adjusted income before income taxes	$186.5	$23.5	12.6%	$(15.7)	$(20.5)	130.6%

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
(d)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)This mainly represents write-off of deferred financing fees related to Wella sale and adjustments for pension curtailment gains.
The adjusted effective tax rate was 12.6% for the nine months ended March 31, 2021 compared to 130.6% for the nine months ended March 31, 2020. The differences were primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the prior year.
DISCONTINUED OPERATIONS
Due to the sale of the Wella Business on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded after November 30, 2020. As such, our results from discontinued operations for the nine months ended March 31, 2021 reflect only five months of operations.
In the nine months ended March 31, 2021, net revenues from discontinued operations decreased by (40.5)% or $(672.1) to $986.3 from $1,658.4. In the current nine months, net revenues from discontinued operations increased by 2.6% or $24.6 to $986.3 from $961.7 in the comparative five month period in the prior year. This increase in net revenues was primarily driven by continued growth of ghd products through the e-commerce channel across all geographical regions, and reorders from the reopening and restocking of professional salons in the U.S. and Brazil, increased sales in Wella and Clairol retail channels driven by an ongoing trend of at-home self-care. That increase was partially offset by additional lockdown and restrictions on salon operations due to social distancing protocols.
Operating income was $220.8 in the nine months ended March 31, 2021 compared to income of $218.6 in the nine months ended March 31, 2020. In the current nine months, operating income from discontinued operations increased to $220.8 from income of $145.8 in the comparative five month period in the prior year. This increase in operating income was primarily due to no amortization and depreciation charges in the current year (due to the accounting treatment of assets held for sale), as well as lower selling, general, and administrative expenses due to reduction in travel expenses, and lower cost of goods sold as a percentage of net revenues in the current year.

The loss on sale of the Wella Business was $246.6 in the nine months ended March 31, 2021. Factored into the loss on sale are the proceeds received from the sale of our majority interest in Wella, the book value of net assets sold and costs to sell. The book value of net assets sold was impacted by the seasonal effects on certain portions of the Wella Business during the months leading up to the sale, resulting in increases in the net assets sold. Additionally, certain legal and tax structuring matters were finalized in the final month of the closing of the transaction, resulting in a reduction to certain deferred tax assets and liabilities that were transferred at the date of sale and an increase in the tax liabilities retained by us. The loss on sale of the Wella Business also reflects certain purchase price working capital adjustments made during the three months ended March 31, 2021. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming several months, there may be further adjustments to the purchase price and loss on sale. The Company anticipates resolution of any further purchase price adjustments by the end of the first quarter of fiscal 2022.
In connection with the sale of a majority stake in the Wella Business, the Company recorded a tax cost of approximately $45.0 in the nine months ended March 31, 2021. This cost is a combination of cash taxes incurred as well as a deferred tax expense due to the utilization of net operating loss carryforwards, capital loss carryforwards, and foreign tax credits.
Net loss was $148.2 in the nine months ended March 31, 2021 compared to net income of $163.8 in the nine months ended March 31, 2020. In the current nine months, net loss was $148.2 compared to net income of $123.2 in the comparative five month period in the prior year. The decrease was primarily due to the loss on sale of Wella Business of $246.6.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $15.3 in the nine months ended March 31, 2021, as compared to net loss of $240.4 in the nine months ended March 31, 2020. This decrease was primarily driven by lower selling and general administrative expenses, absence of asset impairment cost, increase in income from equity investments, and a tax benefit of $220.5, which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam. These decreases were partially offset by the loss on sale of the Wella Business of $246.6.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2021	2020	Change %
Net income from Coty Inc. net of noncontrolling interests	(15.3)	(240.4)	94%
Convertible Series B Preferred Stock dividends	(78.1)	—	N/A
Reported net income (loss) attributable to Coty Inc.	(93.4)	(240.4)	61%
% of net revenues	(2.1)%	(4.1)%
Adjustments to reported operating income (a)	414.7	577.2	(28)%
Adjustments to Loss on Sale of Business	246.6	—	N/A
Change in fair value of investment in Wella Business (b) (d)	(63.5)	—	N/A
Adjustments to other expense(b) (e)	5.9	—	N/A
Adjustments to noncontrolling interests (b)	(7.4)	0.1	<(100%)
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(283.2)	(142.9)	(98)%
Adjusted net income attributable to Coty Inc.	219.7	194.0	13%
% of net revenues	4.8%	3.3%
Per Share Data
Adjusted weighted-average common shares
Basic	764.6	757.7
Diluted	932.1	762.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.29	$0.26
Diluted	$0.29	$0.25

(a)See a description of adjustments under “Adjusted Operating Income for Coty Inc.”

(b)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(c)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends of $78.1 on income applicable to common stockholders during the period.
(d)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)This mainly represents the write-off of deferred financing fees related to the Wella sale and adjustments for pension curtailment gains.
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
In connection with the sale of the Wella Business, the Company and Wella entered into the TSA. Under the terms of the TSA, the Company will perform services for Wella in exchange for related fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. Due to the integrated nature of the historical business and related contractual arrangements, certain receivables from customers and certain payables to vendors have Wella and Coty activity that is intermingled. Additionally, keeping in mind the temporary nature of this arrangement, we have included the related cash flows in our Cash flows from operating activities. See Note 21—Related Party Transactions for more information.
During the six months ended December 31, 2020, the Company had Consolidated net cash provided by operating activities of $472.7. Management estimates the impact of excluding the Wella Business on a go forward basis, excluding temporary impacts from the TSA, would be a reduction of 45% in Consolidated net cash provided by operating activities. The decrease in such cash flows are be expected to be partially offset by cost reductions as we exit our service obligations under the TSA. The impact on Cash flows from investing activities would be a roughly 10% decrease in the outflows for capital expenditures related to the Wella Business. During the second quarter of 2021, the Company’s total debt decreased from $8,400.2 to $5,391.7, a decrease of roughly 36%, principally due to the Sale of the Wella Business. Accordingly, we note that the estimated decrease in our net consolidated cash flows from the exclusion of the Wella Business, inclusive of the reduction in capital expenditures, is slightly higher than the decrease in our debt service obligation for this period. We do not expect a material adverse impact on our future cash flows from the Sale of the Wella Business.
On April 21, 2021, the Company refinanced $900.0 of its term loan debt that was scheduled to mature in 2023 with new senior secured notes that mature in 2026 (see Note 22—Subsequent Events). This improved the Company’s medium term liquidity.

Following the Wella divestment, the financial net debt as of March 31, 2021 was $5,106.6. Taking into account Coty’s retained 40% Wella stake (valued at $1,250.0), the Company’s economic net debt will stand at approximately $3,856.6, a substantial reduction that will enhance Coty’s flexibility to invest behind key brands and navigate a dynamic operating environment.
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
Due in part to these measures, our current cash position is favorable as of March 31, 2021, we had $2,376.8 of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our 2018 Coty Revolving Credit Facility.
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
The net amount utilized under the factoring facilities was $183.0 and $123.1 as of March 31, 2021 and June 30, 2020, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $574.5 and $676.6 during the nine months ended March 31, 2021 and 2020, respectively.
Cash Flows

	Nine Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$286.4	$204.5
Net cash provided by (used in) investing activities	2,472.1	(772.8)
Net cash (used in) provided by financing activities	(2,742.4)	1,529.8

Net cash provided by operating activities
Net cash provided by operating activities was $286.4 and $204.5 for the nine months ended March 31, 2021 and 2020, respectively. The increase in cash flows from operating activities of $81.9 was driven by improvements in our cash net income due to management reducing costs to offset the impact of COVID-19 on our business. Additionally, the increase was impacted by lower cash paid for income taxes in the current year as a result of the positive impact in the current year from the collection of tax overpayments made in the prior year and less overall current year taxes paid. Lower cash paid for interest during the current year also contributed to higher operating cash inflows which resulted principally from lower interest costs resulting from the pay down of long term debt using the proceeds from the sale of the Wella business. These higher cash inflows were partially offset by higher outflows from changes in working capital during the nine months of the current year driven by the negative impacts of COVID-19 and higher cash outflows for acquisition and divestiture-related costs. Lower sales from COVID-19 were the driver of the higher net outflows associated with trade receivables and were only partially offset by inflows from positive impacts included in changes in prepaid expenses and other current assets and accrued expenses and other current liabilities associated with lower spending for advertising and consumer promotion, customer sales and marketing, and administrative expenses.
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $2,472.1 and $(772.8) for the nine months ended March 31, 2021 and 2020, respectively, an increase in cash flows from investing activities of $3,244.9 year over year. Cash flows provided by investing activities was principally from the proceeds received from the sale of the Wella Business that took place on November 30, 2020. As part of the transaction, Coty received initial net cash proceeds of $2,386.2 for the sale of the discontinued operations, net of cash disposed as part of the sale, as well as a return of capital of $448.0 under the equity investment whereby Coty retained a 40% stake in Wella. Prior year investing cash flows also includes the impact of the cash used for the purchase of 51% of the equity interest of King Kylie, LLC for a net cash outflow of $592.2, which did not reoccur in the current year and was only partially offset by $200.0 of cash used for the current quarter purchase of 20% KKW Holdings equity investment and related license agreement. Current year investing cash flows were also positively impacted by lower cash used for capital expenditures of $62.7. The current year investing cash flow increases were also only slightly offset by the cash payment of $37.6 resulting from the first quarter termination of the net investment cross currency swap derivative.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities during the nine months ended March 31, 2021 and 2020 was $(2,742.4) and $1,529.8, respectively. The increase in cash used in financing activities of $4,272.2 was primarily driven by net cash repayments associated with the Company's revolving loan facility and the use of more than $2,000.0 to prepay a portion of the outstanding balances on the Company's Term Loans A and B using the proceeds from the sale of the Wella Business. To partially offset the cash outflows from debt related activity, the nine months ended March 31, 2021 was impacted by $227.2 in net proceeds from the issuance and sale of additional Convertible Series B Preferred Stock in connection with the equity investment agreement with KKR Aggregator and $195.4 in lower dividend payments due to the suspension of dividend payments that began in the fourth quarter of fiscal 2020. Further, the current year experienced a positive impact from the prior year payment of $45.0 to purchase the remaining mandatorily redeemable noncontrolling interest in our Southeastern Asian subsidiary.
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
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $15.0 and $6.0 and bank guarantees of $25.8 and $45.7 as of March 31, 2021 and June 30, 2020, respectively.
Contractual Obligations
See Note 11—Leases and Note 12—Debt for updates to our contractual obligations resulting from the Wella Transaction.
Our principal contractual obligations and commitments as of March 31, 2021 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2020 Form 10-K, except as noted above. For the nine months ended March 31, 2021, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
Below are disclosures regarding our equity investments. As of March 31, 2021, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2020 Form 10-K.
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

Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our customers or suppliers. Easing of containment measures and recovery of the impacted sectors of the economy has been, and may continue to be, gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. The impacts include, but are not limited to:
•significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things, the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our discretionary or higher priced products to lower priced products, or stockpiling or similar activity, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with COVID-19; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, and may adversely impact our results;

•the inability to meet our customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability, or the allocation of manufacturing capacity towards medical supplies such as hydro-alcoholic gel (which is used in hand sanitizer);
•failure of third parties on which we rely, including our suppliers, our customers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale and support of our products, which could adversely impact our results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2021.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi.†
10.2	Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi.†
10.3	Employment Agreement, dated December 21, 2020, between Coty Italia S.r.l. and Anna von Bayern.†
10.4	Employment Agreement, dated January 1, 2021, between Coty Italia S.r.l. and Anna von Bayern.†
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
†    Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 10, 2021	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)