Form 10-K
period 2021-06-30
COTY INC.
filed 2021-08-26
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2020, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $2.0 billion based on the number of shares held by non-affiliates as of December 31, 2020 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2020.
At August 19, 2021, 766,065,761 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the sale of the Wella Business (as defined below) and the related transition services (the “TSA”), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions and investments, including the strategic partnerships with Kylie Jenner and Kim Kardashian, future cash flows, liquidity and borrowing capacity, timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan (as defined below), including operational and organizational structure changes, operational execution and simplification initiatives, cost reductions, supply chain changes, e-commerce and digital initiatives, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company’s response to COVID-19, the Transformation Plan, the TSA, the integration of the King Kylie Transaction and the KKW Transaction, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•any change to our capital allocation and/or cash management priorities, including any change in our dividend policy or, if our Board declares dividends on common stock, our stock dividend reinvestment program (the “Stock Dividend Reinvestment Program”);
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with the strategic partnerships with Kylie Jenner and Kim Kardashian, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration), ability to protect trademarks and brand names, litigation or investigations by governmental authorities, and changes in law, regulations and policies that affect KKW Holdings, LLC’s (“KKW Holdings”) business or products, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to KKW Holdings’ business model, revenue, sales force or business;
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
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”), product liability cases (including asbestos and talc related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation and litigation or investigations relating to the strategic partnerships with Kylie Jenner and Kim Kardashian West;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2021” refer to the fiscal year ended June 30, 2021. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Founded in 1904, Coty Inc. is one of the world’s largest beauty companies with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, the Company has strengthened and diversified its presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie and Kim Kardashian West transactions complement our existing portfolio as personality-led Direct-to-Consumer (“DTC”) business models with strong social media engines. As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and DTC capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability.
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kolberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result Coty owns a 40% stake in Rainbow JVCO LTD and subsidiaries (together, “Wella”).
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”) which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan.
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
The Company’s three segments for its continuing operations are: Americas, EMEA, and Asia Pacific. Americas, EMEA, and Asia Pacific include the businesses focused on prestige fragrances, prestige skin care, prestige cosmetics, mass color cosmetics, mass fragrance, mass skin care and body care, and are supported by central marketing teams.
As previously disclosed, the Company’s CODM is in the process of finalizing her organization structure and how she will assess performance, and the Company has concurrently evaluated the potential impact to its segment reporting. Based on this evaluation, the Company has determined that it is appropriate to realign its reportable segments from the current regional structure to a principally product category-based structure, comprised of a prestige business segment and a consumer beauty business segment. The Company is in the process of making corresponding changes, as needed, to its management structure and operating responsibilities as well as to its information systems to enable appropriate internal and external financial reporting reflecting such newly identified segments by the first quarter of its fiscal year 2022.
For segment financial information and information about our long-lived assets, see Note 5— Segment Reporting in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Mass Beauty	Prestige
Adidas	Alexander McQueen
Beckham	Burberry
Biocolor*	Bottega Veneta
Bozzano*	Calvin Klein
Bourjois*	Cavalli
Bruno Banani	Chloe
CoverGirl*	Davidoff
Jovan*	Escada*
Max Factor*	Gucci
Mexx	Hugo Boss
Monange*	Jil Sander
Nautica	Joop!*
Paixao*	Kylie Jenner
Rimmel*	Lacoste
Risque*	Lancaster*
Sally Hansen*	Marc Jacobs
Stetson	Miu Miu
007 James Bond	Nikos
philosophy*
Kim Kardashian West
Tiffany & Co.

* Indicates an owned beauty brand.

Marketing
We have a diverse portfolio of brands, some owned and some licensed, and we employ different models to create a distinct image and personality suited to each brand’s equity, distribution, product focus and consumer. For our licensed brands, we work with licensors to promote brand image. Each of our brands is promoted with logos, packaging and advertising designed to enhance its image and the uniqueness of each brand. We manage our creative marketing work through a combination of our in-house teams and external agencies that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.
We promote our brands through various channels to reach and engage beauty consumers, through traditional media, through in-store displays, on digital and social media, and through collaborations, product placements and events. In addition, we seek editorial coverage for products and brands in both traditional media and digital and social media to drive influencer amplification and to build brand equity. We also leverage our relationships with celebrities and on-line influencers to endorse certain of our products. Our marketing efforts benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities designed to engage consumers so that they try, or purchase, our products, including sampling and “gift-with-purchase” programs designed to stimulate product trials.
We have dedicated marketing and sales forces in most of our significant markets. These teams leverage local insights to strategically promote our brands and product offerings and tailor our creative marketing to fit local tastes and resonate with consumers most effectively.

We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. We have begun to concentrate working media resources in a select number of brand/country combinations, which we believe represents a significant opportunity for revenue and gross margin improvement, and to implement a tactical, in-store strategy for the others.
Distribution Channels and Retail Sales
We market, sell and distribute our products in approximately 130 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. Due to the impact of COVID-19 and as part of our strategic initiatives, we have focused on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2021, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2021, Walmart, our top retailer, accounted for approximately 7% of total Coty Inc. net revenues from continuing operations.
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
Supply Chain
During fiscal year 2021, we continued to manufacture and package approximately 85% of our products, primarily in facilities located in the United States, Brazil, China, Mexico and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 15% of our finished products. As part of our ongoing Transformation Plan, we are exploring options to further optimize our supply chain operations.
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

Competition
There is significant competition within each market where our products are sold. We compete against manufacturers and marketers of beauty products, salon professional nail products and personal care products. In addition to the established multinational brands against which we compete, small targeted niche brands continue to enter the beauty market. We also have competition from private label products sold by retailers.
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
Products representing 61% of our fiscal 2021 net revenues from continuing operations are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2021, we maintained 25 brand licenses. In addition, approximately 51% of our fiscal 2021 net revenues from continuing operations were attributable to prestige fragrance, of which approximately 80% was from our top six prestige fragrance brands.
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
Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. Three of our brand licenses are up for renewal during fiscal 2022 and require licensor approval. These three licenses together accounted for less than 1% of fiscal 2021 revenues from continuing operations. None of our top eight licenses is up for renewal contingent on licensor consent within the next five years. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.
Human Capital
Workforce. As of June 30, 2021, we had approximately 11,430 full-time employees in over 36 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season. During fiscal year 2020, and to a lesser extent in fiscal year 2021, we adjusted our workforce through furlough or other reduction as we implemented our response to COVID-19. We expect our overall headcount, as well as the use of seasonal contractors, to decrease as we continue our efforts to restructure and rationalize our business in connection with our Transformation Plan, including through outsourcing initiatives and strategic transactions.
Our employees in the U.S. are not covered by collective bargaining agreements. Our employees in certain countries in Europe are subject to works council arrangements and collective bargaining agreements. We have not experienced a material strike or work stoppage in the U.S. or any other country where we have a significant number of employees.
Our employees are a key source of competitive advantage and their actions, guided by our Code of Conduct and our global compliance program, Behave Beautifully, are critical to the long-term success of our business. We recognize the importance of our employees to our business and believe our relationship with our employees is satisfactory.

Diversity, Equity and Inclusion. As a beauty company, we believe that it is important for our workforce to reflect the diversity of our consumers and to be representative of society as a whole. We firmly believe that an inclusive work environment is essential for a successful and thriving business, by enabling us to better understand our consumers and to drive innovation and creativity. We recognize the importance of diversity at a leadership level and throughout our organization – including diversity of gender, ethnicity, ability, background, gender identity and sexual orientation.
Our diversity, equity and inclusion strategy is one of the three pillars of our dedicated sustainability strategy, Beauty that Lasts. Launched in February 2020, this strategy includes time-bound targets to accelerate our progress on a number of issues including diversity, equal pay, advocacy and awareness, training and community outreach. As part of our overall efforts to increase the diversity of our leadership team, we aspire to reach a 50:50 gender balance in our leadership positions and to reduce gender pay gaps across our organization by 2025. We are progressing towards this goal; since Sue Nabi joined as Chief Executive Officer in September 2020, we have a majority representation of women at the executive committee level.
Oversight. The Remuneration and Nomination Committee of our Board of Directors provides oversight on certain human capital matters including diversity and inclusion strategy, executive compensation, retention and succession planning and human resources strategies in connection with talent management. In addition, in connection with the Beauty that Lasts program, we established a Global Diversity, Equity and Inclusion project team responsible for developing and implementing a three-year roadmap with both global and local strategic objectives relating to our diversity, equity and inclusion initiatives.
Sustainability
We launched our dedicated sustainability strategy, Beauty That Lasts, in February 2020, which is guided by the United Nations Sustainable Development Goals (SDGs) to manage and reduce our environmental impact and accelerate positive change. During fiscal 2021, we affirmed this commitment by including our goal of becoming a beauty leader in sustainability as one of the six strategic pillars driving our overall strategy. We report annually on our progress towards our sustainability targets, and our sustainability reports and other information on our sustainability initiatives and achievements are available on our website. The content of our sustainability reports and information on our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
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
We use our website as a channel for routine distribution of important information, including news releases, presentations, and financial information. We have also posted on our website our: (i) Principles of Corporate Governance; (ii) Code of Conduct (and any amendments or waivers); (iii) Code of Conduct for Business Partners; (iv) Charters for the Audit and Finance Committee and Remuneration and Nomination Committee; and (vi) sustainability information, including information on our sustainability strategy, Beauty that Lasts, and our diversity, equity and inclusion strategy. The information on our website is not, and will not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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
Risk Factor Summary
We are providing the following summary of the risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information.
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include:
•The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
•Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e-commerce, may adversely affect our business, prospects, financial condition and results of operations.
•Changes in industry trends and consumer preferences could adversely affect our business, prospects, financial condition and results of operations.
•Our success depends, in part, on the quality, efficacy and safety of our products.
•Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images.
•Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all.
•If we are unable to obtain, maintain and protect our intellectual property rights, in particular trademarks, patents and copyrights, or if our brand partners and licensors are unable to maintain and protect their intellectual property rights that we use in connection with our products, our ability to compete could be negatively impacted.
•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property of third parties.
•Our business is subject to seasonal variability.
•Our success depends on our ability to implement our Transformation Plan and achieve our global business strategies.
•We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our Transformation Plan, that could affect our period-to-period operating results.
•Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

•We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
•We face risks associated with our joint ventures and strategic partnership investments.
•Our goodwill and other assets have been subject to impairment and may continue to be subject to impairment in the future.
•A disruption in operations could adversely affect our business.
•We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at out third-party service providers could adversely impact our business, our results of operations or our financial condition.
•We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.
•Our success depends, in part, on our employees, including our key personnel.
•If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net revenues or working capital could be negatively impacted.
•We are subject to risks related to our international operations.
•We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose restrictions on us, which may adversely affect our business.
•Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
•Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
•A general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions may affect consumer spending, which could adversely affect our financial results.
•Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
•Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
•We are subject to legal proceedings and legal compliance risks.
•Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.
•Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
•Our employees or others may engage in misconduct or other improper activities including noncompliance with regulatory standards and regulatory requirements.
•Violations of our prohibition on harassment, sexual or otherwise, could result in liabilities and/or litigation.
•We are subject to risks related to our common stock, our stock repurchase program and our Stock Dividend Reinvestment Program.
•JABC Cosmetics B.V. (“JABC”) and its affiliates, through their ownership of approximately 61% of the outstanding shares of our Class A Common Stock, and KKR Aggregator, through its Convertible Series B Preferred Stock investment, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.

Risk Factors
Risks related to our Business and Industry
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels, direct-to-consumer channels, new “disruptor” trendy brands and advances in technology. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms and innovative in-store activations. Furthermore, the Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e-commerce, may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. Furthermore, increased online competition and declining in-store traffic has resulted, and may continue to result, in brick-and-mortar retailers closing physical stores, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products (as occurred from time to time in connection with COVID-19 as retailers faced store closures or reduced traffic) or to designate more shelf space to our competitors. Additionally, these retailers periodically assess the allocation of shelf space and have elected (and could further elect) to reduce the shelf space allocated to our products. Some of our brands, including CoverGirl, have experienced shelf space losses in the past, and such declines may continue or resume. Further consolidation and store closures, or reduction in inventory levels of our products or shelf space devoted to our products, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
Consumer shopping preferences have also shifted, including as a result of COVID-19, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct-to-consumer sales and e-commerce. If we are not successful in our efforts to expand distribution channels, including growing our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. Any change in our distribution channels, such as direct sales, could also expose us to disputes with distributors. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
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
These risks have been exacerbated by the impact of COVID-19. Consumer spending habits and consumer confidence have shifted and may continue to change. For example, demand for prestige products mainly sold in retail malls and the travel retail channel have been more significantly impacted by temporary closures of non-essential businesses and social distancing measures. The easing of containment measures and recovery of the impacted sectors of the economy has been, and is expected to continue to be, intermittent and variable across regions and may not result in a return to pre-COVID-19 levels of demand for our products.
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
Our ability to maintain our reputation is critical to our business and our various brand images. Our reputation could be jeopardized if we fail to maintain high standards for product quality and integrity (including should we be perceived as violating the law) or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices and are subject to a significant product recall, litigation, or allegations of tampering, animal testing, use of certain ingredients (such as certain palm oil) or misconduct by executives, founders or influencers. Any negative publicity about these types of concerns or other concerns, whether actual or perceived or directed towards us or our competitors, may reduce demand for our products. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. In addition, the behavior of our employees, including with respect to our employees’ use of social media subjects us to potential negative publicity if such use does not align with our high standards and integrity or fails to comply with regulations or accepted practices. Furthermore, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative or inaccurate publicity, posts or comments on social media, whether accurate or inaccurate, about us, our employees or our brand partners (including influencers) and licensors, our respective brands or our respective products, whether true or untrue, could damage our respective brands and our reputation.
We also devote time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving diversity, equity and inclusion, responsible sourcing, packaging and environmental sustainability. If these programs are not executed as planned, fail or be perceived to fail in our achievement of announced goals or initiatives (or are unable to accurately report on our progress) or suffer negative publicity, the our reputation and results of operations or cash flows could be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including three licenses up for renewal in 2021 that require licensor approval. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
In addition, third parties may distribute and sell counterfeit (or grey market) versions of our products, which may be inferior or pose safety risks and could confuse consumers or customers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements), impact our compliance with distribution and competition laws in jurisdictions including the E.U. and China, or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. We are engaged in efforts to rationalize our wholesale distribution channel and continue efforts to reduce the amount of product diversion to the value and mass channels; however, stopping or significantly reducing such commerce could result in a potential adverse impact to our sales and net revenues, including to those customers who are selling our products to unauthorized retailers, or an increase in returns over historical levels.
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
Risks Related to our Business Strategy and Organization

Our success depends on our ability to implement our Transformation Plan and achieve our global business strategies.
Our future performance and growth depends on the success of our Transformation Plan and new business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and simplifying our business. The multi-year implementation of the Transformation Plan has resulted and is expected to continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of the Transformation Plan may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of the Transformation Plan, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our strategy includes simplifying our product range and brand architecture and focusing brand-building efforts behind priority brand/country combinations. In addition, we continue to prioritize our deleveraging objectives. In the future, we may dispose of or discontinue select brands and/or streamline operations, and dispose of select businesses or interests therein (including through strategic transactions or public offerings) and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to any potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures (including through strategic transactions or public offerings) or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms, or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Any future divestitures and discontinuances could have, a dilutive impact on our earnings, create dis-synergies, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global strategies.
We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our Transformation Plan, that could affect our period-to-period operating results.
We have incurred significant restructuring costs in the past, and, as we continue to implement our Transformation Plan and any future restructuring initiatives, we expect to continue to incur one-time cash costs. In the past, as we integrated acquisitions, including the transformational acquisition of the P&G Beauty Business, we experienced challenges, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits, and we could experience these or other challenges arising from the implementation of the Transformation Plan and other future restructuring initiatives. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet.
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
The diversion of resources to the integration of the P&G Beauty Business, together with changes and turnover in our management teams as we reorganized our business, negatively impacted our fiscal 2018 and 2019 results. The implementation of our Transformation Plan could result in similar challenges. Although our Transformation Plan is intended to deliver meaningful, sustainable expense and cost management improvement, events and circumstances such as financial or strategic difficulties, significant employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of the Transformation Plan on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, including changes to our operations and global strategy, as well as the Wella TSA, which may result in further diversion of our resources, employee attrition and business disruption (including supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement our multi-year Transformation Plan and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, as part of our Transformation Plan, we are in the process of reevaluating our product assortment and simplifying our product range and brands’ architecture. We are also shifting our focus to supporting our priority brands and brand/country combinations and instituting new objectives for our innovation efforts to support expansion of category coverage and sustainability. If these or other initiatives are not successful, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities could be adversely impacted.
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
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we entered into strategic partnerships with King Kylie and Kim Kardashian West, both digital-native beauty businesses, we are continuing our expansion into prestige cosmetics, and we are building a comprehensive skincare portfolio leveraging existing and new brands. The success of product launches in these or adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of the P&G Beauty Business in October 2016). We entered into a joint venture with King Kylie in fiscal 2020 and a strategic partnership with Kim Kardashian West in fiscal 2021. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings or other financial measures, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”) and our joint venture with King Kylie and our investment in the Kim Kardashian West beauty business, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
We face risks associated with our joint ventures and strategic partnership investments.
We are party to several joint ventures and strategic partnership investments in both the U.S. and abroad. Going forward, we may acquire interests in more joint venture enterprises or other strategic partnerships to execute our business strategy by utilizing our partners’ skills, experiences and resources. These joint ventures and investments involve risks that our joint venture or strategic investment partners may:
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
In certain cases, joint ventures and strategic partnership investments may present us with a lack of ability to fully control all aspects of their operations, including due to veto rights, and we may not have full visibility with respect to all operations, customer relations and compliance practices, among others.
Our present or future joint venture and strategic partnership investment projects may not be successful. We have had, and cannot assure you that we will not in the future have, disputes or encounter other problems with respect to our present or future joint venture or strategic investment partners or that our joint venture or strategic partnership investment agreements will be effective or enforceable in resolving these disputes or that we will be able to resolve such disputes and solve such problems in a timely manner or on favorable economic terms, or at all. Any failure by us to address these potential disputes or conflicts of interest effectively could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in our continuing operations in fiscal 2020, we incurred impairment charges of $434.0, primarily related to goodwill write-downs and impairments on indefinite-lived other intangible assets. We did not incur impairment charges in fiscal 2021. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of

Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets”.
Risks related to our Business Operations
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (including as to works councils), disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics, border disputes, acts of terrorism, possible dawn raids, and other external factors over which we have no control. For example, disruptions in our U.K. planning hub and one of our U.S. distribution centers in the fourth quarter of fiscal 2018 resulted in loss of revenue and increased costs, including penalty payments to retailers for unshipped products, as we were unable to meet consumer demand for certain mass beauty products, which impacted our results of operations in fiscal 2019. As we continue our implementation of our Transformation Plan (including our cost reduction activities) and other restructuring activities (including the announced closure of our manufacturing facility in Cologne and related transition activities), any additional or ongoing supply chain disruptions or delay in securing applicable approvals or consultations for such activities may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at out third-party service providers could adversely impact our business, our results of operations or our financial condition.
We have outsourced and may continue to outsource certain functions, including outsourcing of distribution functions, outsourcing of business processes, and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers, web-hosting and e-commerce providers, and we are dependent on the entities performing those functions. In addition, as part of our ongoing Transformation Plan, in the fourth quarter of fiscal 2021 we entered an arrangement with a third-party service provider to outsource certain finance and accounting functions, and we may outsource other business processes in the future. While this outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings, we incurred transition costs during fiscal 2021 associated with this outsourcing initiative. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, disruptions arising from the transition of functions to an outsourcing provider, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e-commerce and for electronic communications among our locations, personnel, customers and suppliers around the world, including as a result of remote working in response to COVID-19. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives (including in connection with our Transformation Plan as well as the separation of the Wella Business), power outages, hardware failures, telecommunication failures, user errors, catastrophic events or other problems.
In addition, our databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks, the threat of which is increasing in frequency, intensity and duration. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. Our security efforts or the security efforts of our third-party providers may not be sufficient to prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ information technology databases or systems.
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
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in the E.U. the GDPR became effective in May 2018, establishing requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. Regulators, including the U.K.’s Information Commissioner’s Office, have actively enforced the law and imposed substantial fines, and are expected to continue to do so. In addition, the state of California enacted a data privacy law applicable to entities serving or employing California residents (the “California Consumer Privacy Act”) that required compliance by January 2020. More recently, Brazil enacted the General Data Protection Law (“Brazil LGPD”) regulating the processing of personal data, which became effective in August 2020. The GDPR, the California Consumer Privacy Act, the Brazil LGPD and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
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
Our information technology systems, operations and security control frameworks require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems to keep pace with continuing changes in technology, legal and regulatory standards, cyber threats and the commercial opportunities that accompany the changing digital and data driven economy. From time to time, we undertake significant information technology systems projects, including enterprise resource planning updates, modifications, integrations and roll-outs, as well as separation and carve-out activities relating to dispositions. These projects may be subject to cost overruns and delays and may cause disruptions in our daily business operations. These cost overruns and delays and distractions as well as our reliance on certain third parties for certain business and financial information could impact our financial statements and could adversely impact our ability to run our business, correctly forecast future performance and make fully informed decisions.
Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. We have recently experienced several changes to senior management and the composition of our board of directors, as well as the separation of the Wella Business, and we are in the process of implementing our Transformation Plan, including cost reduction activities. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our Transformation Plan and other restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives.
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
We operate on a global basis, and approximately 69% of our net revenues from continuing operations in fiscal 2021, were generated outside North America. We have employees in more than 36 countries, and we market, sell and distribute our products in over 130 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
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
On December 22, 2017, the President of the U.S. signed the Tax Act which made broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and, as a result of presidential and congressional elections in the United States, there could be additional significant changes in tax laws and regulations in the future. In addition, some foreign governments may enact tax laws in response to the Tax Act or other U.S. tax law changes that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows, as well as the trading price of our securities.
Risks related to our Indebtedness
We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose significant operating and financial restrictions on us, which may adversely affect our business.
We have a substantial amount of indebtedness. We may not be able to refinance our indebtedness in the future (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt or (3) at all.
Agreements that govern our indebtedness, including our credit agreement (as amended, the “2018 Coty Credit Agreement”), and the indentures governing our senior secured notes and our senior unsecured notes, impose significant operating and financial restrictions on our activities. These restrictions may limit or prohibit our ability and the ability of our restricted subsidiaries to, among other things:
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
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement, and to meet our deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior secured notes, senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the indentures governing our senior secured notes and senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Any refinancing or modification of our debt could result in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, in connection with the 2019 amendment to the 2018 Credit Agreement, we reduced the borrowing capacity under our revolving credit facility. In addition, the 2020 amendment established a quarterly minimum liquidity covenant of $350.0 and effectively places certain limitations on the ability to make certain investments and restricted payments (including limiting our ability to pay dividends in cash) and on incurring additional indebtedness during the Total Net Leverage Ratio financial covenant “holiday” period, which expired in March 2021. The refinancing of certain portions of our debt in 2021 resulted in higher interest rates applicable to the newly issued senior secured notes, in part due to prevailing macroeconomic conditions and a decline in our credit ratings since our previous refinancing transactions in 2018. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement.

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
Risks related to Macroeconomic Conditions and Market Risks
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets and business practices. Our business has been, and may continue to be, negatively impacted by the fear of exposure to or actual effects of the COVID-19 pandemic in countries where we operate or our customers are located, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, as well as temporary closures of our facilities or the facilities of our customers or suppliers. Easing of containment measures and recovery of the impacted sectors of the economy has been, and may continue to be, gradual and uneven, as regions face resurgence of COVID-19 or variants of the virus and related uncertainties and the availability and widespread distribution of a safe and effective vaccine varies across regions. These impacts include, but are not limited to:
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
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities, and the duration and extent to which our future results of operations and overall financial performance will be impacted remains uncertain. In light of the adverse impact on our near-

term revenues, earnings, liquidity and cash flows, we have taken and expect to continue to implement measures to reduce discretionary expenses and manage costs. See the discussion on our response to COVID-19 in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview” and “—Liquidity and Capital Resources.” These measures may not achieve results in accordance with our expectations or on the timelines we anticipate. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken to contain its spread and mitigate its public health effects.
A general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions may affect consumer spending, which could adversely affect our financial results.
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of COVID-19, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity is in decline as a result of COVID-19. While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, the U.K.’s exit from the E.U., commonly referred to as “Brexit,” has caused significant volatility in the financial and credit markets and may continue to impact consumer spending and economic conditions generally in Europe. The scope of the E.U.-U.K. Trade and Cooperation Agreement is narrower than the pre-Brexit trade framework, with increased restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities, and the continued impact of Brexit will depend in part on any further agreements the U.K. makes to retain access to the E.U. or other global markets. Further, recent political and economic developments in the U.S. (including public statements by the current administration and the upcoming election), the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Moreover, our business has been, and may continue to be, impacted by COVID-19. See “-Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with the actual or perceived effects of COVID-19 and the related widespread public health crisis.”
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
In addition, a portion of our borrowings under the 2018 Coty Credit Agreement and senior notes indentures are denominated in euros and expose us to currency exchange rate risk. In the future, we may enter into derivative transactions in order to reduce currency exchange rate volatility. However, we may not enter into or maintain such derivatives with respect to all of our euro-denominated indebtedness, and any derivative transactions we enter into may not fully mitigate our currency exchange rate risk.
Legal and Regulatory Risks
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, the King Kylie business and the Kim Kardashian West business that were previously outside our control and that we are now independently addressing, as well as retained liabilities relating to divested businesses, which may result in unanticipated or new liabilities. We also are involved in numerous lawsuits involving product liability issues, including allegations related to alleged asbestos in our talc-based cosmetic products. While we believe that we have valid defenses to these risks and have adopted, and/or will adopt, appropriate risk management and compliance programs, such adoptions take time and, given the global nature of our operations and many laws and regulations to which we are subject, these legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time.
As described under “Legal Proceedings” in this report, a consolidated putative class action lawsuit has been filed in connection with the Cottage Tender Offer and related Schedule 14D-9.
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2017 tax periods. Although we are seeking a favorable administrative decision on the related tax enforcement action, we may not be successful. See Note 26— Legal and Other Contingencies for more information regarding our potential tax obligations in Brazil.
Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to taxes, tariffs, corruption, the environment or climate change, immigration, privacy, restrictions or requirements related to product content, labeling and packaging, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. For example, changes in sanctions against Iran have adversely impacted our net revenues and prohibit us from conducting business in Iran. Also, the Tax Act, enacted in 2017, introduced broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future tax law changes and regulatory, administrative or legislative guidance could adversely affect our financial results. See “—We are subject to risks related to our international operations”.
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, the Hypermarcas Brands and the Burberry fragrance business, the joint venture with King Kylie and the strategic partnership with Kim Kardashian West. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
Our operations and acquisitions in certain foreign areas expose us to political, regulatory, economic and reputational risks.
We operate on a global basis. Our employees, contractors and agents, business partners, joint ventures and joint venture partners and companies to which we outsource certain of our business operations, may take actions in violation of our compliance policies or applicable law. In addition, some of our acquisitions have required us to integrate non-U.S. companies that had not, until our acquisition, been subject to U.S. law or other laws to which we are subject.
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
Risks Related to Ownership of Our Common Stock
We are subject to risks related to our common stock, our stock repurchase program and our Stock Dividend Reinvestment Program.
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
In the event that our Board declares a dividend on our common stock, our Stock Dividend Reinvestment Program allows stockholders to elect to receive 50% of their dividend in cash and reinvest 50% of their dividend in newly issued shares of our common stock. As a result, stockholders who do not elect to participate in the Stock Dividend Reinvestment Program may experience dilution in their ownership percentage over time.

JABC Cosmetics B.V. (“JABC”) and its affiliates, through their ownership of approximately 61% of the outstanding shares of our Class A Common Stock, and KKR Aggregator, through its Convertible Series B Preferred Stock investment, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Cottage Tender Offer in May 2019, JABC, through an affiliate, Cottage Holdco B.V., owns approximately 61% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC. Accordingly, JABC has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. As a result of its Convertible Series B Preferred Stock investment, KKR Aggregator has the right to designate two directors to our Board of Directors and, under the terms of the convertible preferred stock, KKR Aggregator has the right to vote on an as-converted basis. Moreover, assuming full conversion of the convertible preferred stock held by KKR Aggregator and no other changes to our capitalization, JABC would remain Coty’s largest shareholder, with approximately 49% ownership in the company, and KKR Aggregator would be the second largest shareholder, with an approximate 18% stake as of June 30, 2021. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
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
For so long as JABC and its affiliates own more than 50% of the total voting power of our common shares, we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S. for Americas; Amsterdam, Netherlands for EMEA; and Singapore for Asia Pacific.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2021. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
Amsterdam, Netherlands (leased)	Corporate	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Americas
Paris, France (3 locations) (leased)	Corporate/Commercial	Corporate / EMEA
Singapore, Singapore (leased)	Corporate/Commercial	Corporate/ Asia Pacific
Ashford, England (land leased, building owned)	Manufacturing	EMEA
Chartres, France (owned)	Manufacturing	EMEA
Cologne, Germany (owned)	Manufacturing	EMEA
Granollers, Spain (owned)	Manufacturing	EMEA
Hunt Valley, U.S. (owned)	Manufacturing	Americas
Monaco, Monaco (leased)	Manufacturing	EMEA
Sanford, North Carolina, U.S. (owned)	Manufacturing	Americas
Senador Canedo, Brazil (owned)	Manufacturing	Americas
Wujiang, China (owned)	Manufacturing	Asia Pacific
Morris Plains, New Jersey, U.S. (leased)	R&D	Americas

Item 3. Legal Proceedings.
For information on our legal matters, see Note 26—Legal and Other Contingencies in the notes to our Consolidated Financial Statements.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.”
Stockholders of Record
As of June 30, 2021 there were 777 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We began paying annual dividend on our common stock in fiscal 2011, and we began paying a quarterly dividend in fiscal 2017. On May 8, 2019, the Board approved a stock dividend reinvestment program giving stockholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock. The election was made available to stockholders beginning with the dividend declared on May 8, 2019, and stockholders were able to make this election on a quarterly basis. On April 29, 2020, our Board of Directors suspended the payment of dividends on our common stock, in accordance with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we have continued to suspend the payment of Common Stock dividends. Any determination to pay dividends on our common stock in the future will be at the discretion of our Board of Directors and is subject to the restrictions under the terms of the Convertible Series B Preferred Stock described below.
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ending June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have not been paid in cash and any decision to do so will be at the discretion of our Board. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash.

Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indentures relating to our senior secured notes and our senior unsecured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 15—Debt in the notes to our Consolidated Financial Statements.
Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2021 Peer Group (b)

$300
$250
$200
$150
$100
$50
$0
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2016.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Revlon, Inc., Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2016, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(e) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options (a)	13,424,484	$13.00
Series A Preferred Stock (b)	495,074	21.52
Restricted Stock Units	44,480,840	N/A
Subtotal	58,400,398	—	16,150,667
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)(c)	1,000,000	$22.39
Phantom Units (d)	349,432	N/A
Subtotal	1,349,432	—	—
Total	59,749,830		16,150,667

N/A is not applicable
(a) For information about options, see Note 24—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
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
(d) On December 1, 2014, the Board granted Lambertus J.H. Becht an award of 49,432 phantom units (the “December Grant”). On July 21, 2015, the Board granted to Mr. Becht an award of 300,000 phantom units (the “July Grant”). Both the December Grant and July Grant to Mr. Becht were outside of the Company’s Equity and Long-Term Incentive Plan. At the time of December Grant, the phantom units had a value of $1,000,009 based on the closing price of the Company’s Class A Common Stock on December 1, 2014, and at the time of the July Grant, the phantom units had a value of approximately $8,106,000 based on the closing price of the Class A Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock. The phantom units vested on the fifth anniversary of the grant date. Within 30 days of the grant date, Mr. Becht had the ability to elect whether to receive payment in respect of the phantom units in cash or shares of Class A Common Stock. Mr. Becht elected to receive payment in respect of the December Grant and the July Grant in shares of Class A Common Stock.
(e) Reflects number of securities remaining available for future issuance under equity compensation plans, excluding share reserves related to terminated equity plans.
Issuer Purchases of Equity Securities
Zero and 453,488 shares of Class A Common Stock were repurchased during the fiscal years ended June 30, 2021 and 2020.

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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie and Kim Kardashian West transactions complement our existing portfolio as personality-led Direct-to-Consumer (“DTC”) business models with strong social media engines. As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance business and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and DTC capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability.
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
COVID-19 Impacts Update
The COVID-19 pandemic has had material effects on all our product categories across all segments and geographies. The continuing sporadic containment measures and travel restrictions adopted worldwide to address the pandemic have contributed to a significant decline in volume trends, albeit with some emerging evidence of recovery in the Americas and Asia during fiscal 2021, particularly in the latter quarter of the year, and most notably in the prestige fragrance categories. Demand for color cosmetics products and products sold in the travel retail channel continues to be impacted by temporary closures of non-essential businesses and social distancing measures, although this is being partially offset by the gradual removal or reduction of travel restrictions in key markets, and growth in beauty product sales online. Many of our mass products are offered in other channels, such as drug and grocery stores, that continued to operate as essential businesses during the height of the pandemic, the negative effects of which were ameliorated through successful vaccination programs and reopenings in many markets in the latter portion of the fiscal year, particularly the fourth quarter. However, these product categories continue to experience negative effects on sales volume due to changes in consumer behavior as a result of the pandemic, and continued social distancing measures in certain regions.
As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our Transformation Plan, discussed below, to address the potentially longer-lasting impacts of the COVID-19, the intermittent lockdowns and possible economic uncertainty resulting from COVID-19 in many markets.
We anticipate the recovery to be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.

Transformation Plan Update
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. As a result, we have exited fiscal 2021 with a higher level of cost savings than initially anticipated. We expect to incur additional cash costs of approximately $200.0 in fiscal years 2022 and 2023, which is $100.0 below the aggregate estimates previously announced by the Company. These organizational, business and structural changes are still being operationalized, which introduces additional risk and complexity as we roll out several initiatives simultaneously, including the ongoing obligations under the TSA.

Other Matters

As previously disclosed, our CODM has been in the process of finalizing her organization structure and how she will assess performance, and we have concurrently evaluated the potential impact to our segment reporting. Based on this evaluation, we have determined that it is appropriate to realign our reportable segments from the current regional structure to a principally product category-based structure, comprised of a prestige business segment and a consumer beauty business segment. We are in the process of making corresponding changes, as needed, to our management structure and operating responsibilities as well as to our information systems to enable appropriate internal and external financial reporting reflecting such newly identified segments by the first quarter of fiscal year 2022.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2021	2020 (a)	2019
Condensed Consolidated Statements of Operations Data:
Net revenues	$4,629.9	$4,717.8	$6,287.9
Gross profit	2,768.2	2,726.6	3,789.4
Restructuring costs	63.6	130.2	34.2
Acquisition- and divestiture-related costs	138.8	157.3	—
Asset impairment charges	—	434.0	3,729.0
Operating loss	(48.6)	(1,236.5)	(3,688.4)
Interest expense, net	235.1	242.7	225.2
Loss before income taxes from continuing operations	(239.8)	(1,467.6)	(3,945.4)
Benefit for income taxes	(172.0)	(377.7)	(54.8)
Net loss from continuing operations	(67.8)	(1,089.9)	(3,890.6)
Net (loss) income from discontinued operations	(137.3)	87.2	121.0
Net loss	(205.1)	(1,002.7)	(3,769.6)
Net loss attributable to Coty Inc. for common stockholders	$(201.3)	$(1,006.7)	$(3,784.2)

Amounts attributable to Coty Inc.:
Loss from continuing operations attributable to Coty Inc. common stockholders	$(166.3)	$(1,100.4)	$(3,905.2)
Net loss attributable to Coty Inc. common stockholders	$(303.6)	$(1,013.2)	$(3,784.2)
Per Share Data:
Net (loss) income attributable to Coty Inc. per common share:
Basic loss from continuing operations	$(0.22)	$(1.45)	$(5.20)
Basic loss for Coty Inc.	$(0.40)	$(1.33)	$(5.04)
Diluted loss from continuing operations	$(0.22)	$(1.45)	$(5.20)
Diluted (loss) earnings from discontinued operations	$(0.18)	$0.12	$0.16
Diluted loss for Coty Inc.	$(0.40)	$(1.33)	$(5.04)
Weighted-average common shares
Basic	764.8	759.1	751.2
Diluted	764.8	759.1	751.2
Dividends declared per common share	$—	$0.38	$0.50

(in millions)	Year Ended June 30,
	2021	2020 (a)	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$318.7	$(50.9)	$639.6
Net cash provided by (used in) investing activities	2,441.9	(833.4)	(454.0)
Net cash (used in) provided by financing activities	(2,795.1)	877.3	(160.3)

(in millions)	As of June 30,
	2021	2020 (a)(b)	2019
Consolidated Balance Sheets Data:
Cash and cash equivalents	$253.5	$308.3	$340.4
Total assets	13,691.4	16,728.8	17,710.0
Total debt, net of discount	5,476.9	8,147.3	7,735.0
Total Coty Inc. stockholders’ equity	2,860.7	3,004.6	4,586.9

(a)Included in fiscal 2020 are the financial impacts of the divestiture of Younique LLC on September 16, 2019, and the King Kylie transaction on January 6, 2020.
(b)In fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) which requires lease assets and liabilities to be recorded on the balance sheet.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures for continuing operations and Coty Inc. including Adjusted operating income (loss), Adjusted EBITDA, Adjusted net income (loss), and Adjusted net income (loss) attributable to Coty Inc. to common stockholders (collectively, the “Adjusted Performance Measures”). The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies, including companies in the beauty industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Adjusted operating income/Adjusted EBITDA from continuing operations excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, asset impairment charges and other adjustments as described below. For adjusted EBITDA, in addition to the preceding, we adjust for non-cash stock-based compensation expense and depreciation. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance.

They are primarily incurred to realign our operating structure and integrate new acquisitions, and implement divestitures of components of our business, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense as described below and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
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
•Non-cash stock-based compensation: Although non-cash stock-based compensation is a key incentive offered to our employees, we have excluded the effect of these expenses from the calculation of adjusted EBITDA. This is primarily due to their non-cash nature; in addition, the amount and timing of these expenses may be highly variable and unpredictable, which may negatively affect comparability between periods.
•Depreciation and Adjusted depreciation: We have excluded adjusted depreciation from our adjusted operating income and depreciation from our adjusted EBITDA. We have excluded from depreciation the impact of accelerated depreciation for costs related to certain restructuring projects that impacts the expected useful lives of Property, Plant and Equipment as such charges vary significantly based on the size and timing of the programs. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Interest (income) expense: We have excluded debt financing transaction costs, including deferred financing fee write-offs and similar costs, as the nature and amount of such charges are not consistent and are significantly impacted by the timing and size of such transactions.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of 2021/2020 presentation	Impact on basis of 2020/2019 presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, LLC, which held the net assets for Younique	First quarter fiscal year 2020 net revenue excluded.	September of fiscal year 2020 and September - June of fiscal year 2019 financial contribution excluded. Closing date of divestiture was September 16, 2019.
Third quarter fiscal 2020	Acquisition: King Kylie Transaction - the acquisition of 51% interest in King Kylie LLC	First and second quarter fiscal year 2021 net revenue excluded.	Third and fourth quarter fiscal year 2020 financial contribution excluded.
When used herein, the term “Acquisitions” and “Divestitures” refer to the financial contributions of the related acquisitions or divestitures and early license terminations shown above, during the period that is not comparable as a result of such acquisitions or divestitures and early license terminations.
Financial results for the Wella Business for fiscal years 2021, 2020 and 2019 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

NET REVENUES
In fiscal 2021, net revenues decreased 2%, or $87.9, to $4,629.9 from $4,717.8 in fiscal 2020. Excluding the impacts of the Acquisition and Divestiture, total net revenues in fiscal 2021 decreased 2%, or $82.0, to $4,580.3 from $4,662.3 in fiscal 2020, reflecting a positive foreign currency exchange translation impact of 2%, a negative price and mix impact of 1%, and a decrease in unit volume of 3%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, with the highest impact on the mass color cosmetics category, due mainly to category decline related to COVID-19 protocols such as mask-wearing, remote working arrangements, and social distancing which contributed to reduced demand for several product lines, particularly lip and face products. In addition, prestige products in our travel retail channels remained significantly impacted due to continued restrictions on leisure travel. The decrease in demand throughout most of fiscal 2021 was partially offset by the re-opening of stores and reduced COVID restrictions in the last fiscal quarter, which mainly increased prestige products, a repositioning and reinvestment in mass beauty brands, and growth of e-commerce and continued expansion in China. The Company also experienced successful launches of Marc Jacobs Perfect, Gucci Guilty and Gucci Bloom in the 2021 fiscal year.
In fiscal 2020, net revenues decreased 25%, or $1,570.1, to $4,717.8 from $6,287.9 in fiscal 2019. Excluding the impacts of the Acquisition and Divestitures, total net revenues in fiscal 2020 decreased 22%, or $1,339.7, to $4,653.4 from $5,993.1 in fiscal 2019, reflecting a negative foreign currency exchange translation impact of 2%, and a decrease in unit volume of 20%. The decrease in net revenues primarily reflects lower sales due to the COVID-19 pandemic, impacting all product categories across the Company, which more than offset the positive trends in the first half of the fiscal year driven by the resolution of the supply chain disruptions, which negatively impacted net revenues in the prior year. The pandemic had the highest impact on our prestige products, due to the closure of retail malls and travel retail channels, while the impact to the mass category brands sold in drug and grocery stores, although significant due to social distancing directives, was relatively mitigated due to these distribution channels mostly remaining open. The closure of nail salons had a positive impact on our Sally Hansen brand, mainly in the United States. This brand also experienced a successful launch of the Good.Kind.Pure products in the first half of the 2020 fiscal year.

	Year Ended June 30,			Change %
(in millions)	2021	2020	2019	2021/2020	2020/2019
NET REVENUES
Americas	$1,866.9	$1,771.0	$2,248.9	5%	(21%)
EMEA	2,183.7	2,308.6	2,909.7	(5%)	(21%)
Asia Pacific	579.3	582.7	771.1	(1%)	(24%)
Other	—	55.5	358.2	(100%)	(85%)
Total	$4,629.9	$4,717.8	$6,287.9	(2%)	(25%)

Americas
In fiscal 2021, net revenues in the Americas segment increased 5%, or $95.9 to $1,866.9 from $1,771.0 in fiscal 2020. Excluding the impact of the Acquisition, net revenues in the Americas segment increased 3%, or $47.8, to $1,818.8 in fiscal 2021 from $1,771.0 in fiscal 2020, reflecting an increase in unit volume of 4%, a positive price and mix impact of 2%, partially offset by a negative foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)increased net revenues due to the recovery from COVID-19 pandemic, with the highest impact on prestige products due to reopening of retail malls, and increased store traffic in the second half of the fiscal year;
(ii)an increase in net revenues from the recent launches of Marc Jacobs Perfect, Gucci Guilty EDP, Burberry London Dream, and Diamond Gel from Risqué, as well as improved performance in the last fiscal quarter due to new brand positioning and increased support for CoverGirl and continued strength of Marc Jacobs Daisy;
(iii)an increase in net revenues from Sally Hansen products, primarily in the United States, due to increased demand for at-home manicures and creative Sally Hansen collections. Sally Hansen continues to see incremental net revenues from the launch of Sally Hansen Good.Kind.Pure and Sally Hansen Miracle Gel in prior periods;
(iv)an increase in net revenues as a result of growth in e-commerce sales across all brands due to change in consumer shopping preferences, as well as increased holiday program specifically for Philosophy; and
(v)an increase in net revenues in Brazil from Monange due to strategic pricing actions leading to market share gain.
These increases were partially offset by:
(i)lower net revenues due to negative brand and category trends for mass color cosmetics, in particular lip and face products, due to the COVID-19 pandemic, primarily impacting CoverGirl and Rimmel;
(ii)lower net revenues attributable to Kylie, primarily due to Kylie make-up production transitioning from the previous supplier;
(iii)lower net revenues due to overall decreased launch activities, reduced holiday exposure, and promotional activity in the first nine months of the fiscal year compared to prior period; and
(iv)lower net revenues from travel retail as a result of rolling travel restrictions due to COVID-19, which significantly affected prestige products across the region.
In fiscal 2020, net revenues in the Americas segment decreased 21%, or $477.9, to $1,771.0 from $2,248.9 in fiscal 2019. Excluding the impact of the Acquisition and Divestitures, net revenues in Americas decreased 24% or $529.9, to $1,719.0 in fiscal 2020 from $2,248.9 in fiscal 2019, reflecting a decrease in unit volume of 19%, a negative foreign currency exchange translation impact of 2% and a negative price and mix impact of 3%. The decrease in net revenues primarily reflects:
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
EMEA
In fiscal 2021, net revenues in the EMEA region decreased 5%, or $124.9, to $2,183.7 from $2,308.6 in fiscal 2020, reflecting a decrease in unit volume of 12%, partially offset by a positive foreign currency exchange translation impact of 5%, and a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to the COVID-19 pandemic, impacting all product lines across the region in the first nine months of the fiscal year. Reduced customer traffic in retail malls contributed significantly to the overall decrease in the region. Travel retail channels also continue to be significantly impacted as COVID-19 outbreaks continued restrictions in airports and other travel hubs. The pandemic also contributed to lower launch activity in the prestige category compared to the comparative period. This COVID-19 impact has been partially offset in the last fiscal quarter as a result of reopening of stores and reduced COVID restrictions;
(ii)lower net revenues due to the ongoing challenges with a key customer and distribution channel in Russia, primarily occurring in the first quarter of fiscal 2021;
(iii)lower net revenues due to strategic initiatives to reduce sales through lower priced channels; and
(iv)decreased net revenues related to negative category and share trends in color cosmetics and mass fragrance, with somewhat greater resilience being shown in products related to lifestyle scenting, nails, and eye categories.
These decreases were partially offset by:
(i)an incremental increase in net revenues from various brands as a result of reductions in promotional allowances and other trade spend items, as well as less customer returns;
(ii)an increase in net revenues across EMEA resulting from the continued success of launches in prestige fragrances and color cosmetics, including Marc Jacobs Perfect, Hugo Boss Alive, Boss Bottled, Gucci Guilty, as well as continued growth of e-commerce sales for prestige and mass beauty products; and
(iii)an increase in net revenues due to shelf space gains from Rimmel in the UK.
In fiscal 2020, net revenues in the EMEA region decreased 21%, or $601.1, to $2,308.6 from $2,909.7 in fiscal 2019, reflecting a decrease in unit volume of 21% and a negative foreign currency exchange translation impact of 2%, partially offset by a positive price and mix impact of 2%. The decrease in net revenues primarily reflects:
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

Asia Pacific
In fiscal 2021, net revenues in the Asia Pacific segment decreased 1%, or $3.4, to $579.3 from $582.7 in fiscal 2020, reflecting a decrease in unit volume of 15%, a positive foreign currency exchange translation impact of 5%, and a positive price and mix impact of 9%. The decrease in net revenues primarily reflects:
(i)lower net revenues from travel retail as a result of rolling travel restrictions due to COVID-19, which significantly affected prestige products across the region;
(ii)lower net revenues due to strategic initiatives to reduce sales through lower priced channels for prestige products across the Asia Pacific region;
(iii)lower net revenues in the mass channel, primarily color cosmetics such as Rimmel related to lower market consumption mainly driven by consumer behavior changes partly attributable to the COVID-19 pandemic, and Max Factor as a result of a strategic decision to exit department stores in China; and
(iv)lower net revenues due to declines in Calvin Klein, mainly impacting Australia as a result of decrease in travel activity.
These decreases were partially offset by:
(i)an increase in net revenue due to continued growth of e-commerce across the region and new store expansions in China;
(ii)an increase in net revenue across the region resulting from the continued success of Gucci Face Foundation, Gucci Bloom, Marc Jacobs Perfect, and Chloé Atelier des Fleurs in the prestige category; and
(iii)an increase in net revenue related to travel retail in China and Korea, specifically due to reductions in travel restrictions within these countries.
In fiscal 2020, net revenues in Asia Pacific decreased 24%, or $188.4, to $582.7 from $771.1 in fiscal 2019, reflecting a decrease in unit volume of 21%, a negative foreign currency exchange translation impact of 2%, and a negative price and mix impact of 1%. The decrease in net revenues primarily reflects:
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
COST OF SALES
In fiscal 2021, cost of sales decreased 7%, or $129.5, to $1,861.7 from $1,991.2 in fiscal 2020. Cost of sales as a percentage of net revenues decreased to 40.2% in fiscal 2021 from 42.2% in fiscal 2020 resulting in a gross margin percentage increase of approximately 200 basis points, primarily reflecting:
(i)approximately 100 basis points primarily related to reductions, as a percentage of revenues, in promotional allowances and other trade spend items, as well as customer returns, which are recorded as adjustments to net sales;
(ii)approximately 100 basis points related to decreased excess and obsolescence expense due to the high levels of excess and obsolescence expense in the prior year as a result of COVID-19 pandemic impacting demand, as well as improvements in the current fiscal year in forecasting sales and related inventory levels; and

(iii)approximately 40 basis points related to decreased manufacturing overhead cost due to increased manufacturing efficiencies.
These positive impacts were partially offset by:
(i)approximately 20 basis points related to negative gross margin impacts from changes in product and category mix, primarily due to increased contribution of relatively lower margin body care products, and an increase in the proportionate share of our Brazil market, which has a lower margin contribution; and
(ii)approximately 20 basis points related to negative gross margin impact due to an unfavorable mix of prestige brands with higher minimum royalty rates.
In fiscal 2020, cost of sales decreased 20%, or $507.3, to $1,991.2 from $2,498.5 in fiscal 2019. Cost of sales as a percentage of net revenues increased to 42.2% in fiscal 2020 from 39.7% in fiscal 2019 resulting in a gross margin percentage decrease of approximately 250.0 basis points primarily reflecting COVID-19 reduced sales volume impact which negatively impacted the gross margin trends during the pre-COVID-19 period, as follows:
(i)Approximately 110 basis points related to increased excess and obsolescence expense on inventory;
(ii)Approximately 60 basis points related to incremental expense of underutilized facilities costs; and
(iii)Approximately 50 basis points related to increased designer license fees due to an unfavorable mix of prestige brands with higher minimum royalty rates.
These negative impacts were partially offset by approximately 20 basis points of increased gross margin due to sales price increases in Brazil in the current period, compared to lower base due to negative mix impact associated with lower-margin body care products in the prior period.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2021, selling, general and administrative expenses decreased 24%, or $756.8, to $2,363.2 from $3,120.0 in fiscal 2020. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.0% in fiscal 2021 from 66.1% in fiscal 2020, or approximately 1,510 basis points. This decrease was primarily due to:
(i)690 basis points related to administrative costs primarily due to the decrease in compensation expense from reduction of employee headcount and bonus, reduction in non-essential travel impacted by COVID-19, and decreased professional fees due to completion of the sale of the Wella Business;
(ii)620 basis points related to lower advertising and consumer promotional costs as a percentage of net revenue, as disciplined management of advertising and consumer promotion spending, including lower working media spending of 240 basis points instituted to counter the COVID-19 pandemic, led to savings that outpaced the decline in net revenues;
(iii)110 basis points related to lower bad debt expense;
(iv)40 basis points related to savings in logistics costs due to cost reductions from packaging and storage fees; and
(v)30 basis points in stock compensation related to a modification of the former CEO's equity awards. This expense will be impacted in future periods by the CEO grant made on June 30, 2021, with the highest impact coming in fiscal year 2022. See Note 24—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements for additional information.
In fiscal 2020, selling, general and administrative expenses decreased 10%, or $347.9, to $3,120.0 from $3,467.9 in fiscal 2019. These amounts include the impact of a higher base of overhead costs in continuing operations following the decision to divest the Wella Business. Selling, general and administrative expenses as a percentage of net revenues increased to 66.1% in fiscal 2020 from 55.2% in fiscal 2019, or approximately 1,090 basis points. This increase was primarily due to:
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
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS
In fiscal 2021, operating loss from continuing operations was $48.6 compared to a loss of $1,236.5 in fiscal 2020. Operating loss as a percentage of net revenues, improved to (1.0)% in fiscal 2021 as compared to (26.2)% in fiscal 2020. The improved operating margin is primarily driven by various initiatives to lower costs, including management's plan to reduce certain discretionary and fixed costs, a temporary reduction in advertising and promotional spend, and lower cost of goods sold as a percentage of net revenues. Further, there were no asset impairment charges in fiscal 2021. These improvements are partially offset by an increase in amortization expense.
In fiscal 2020, operating loss from continuing operations was $1,236.5 compared to a loss of $3,688.4 in fiscal 2019. Operating loss as a percentage of net revenues, improved to (26.2)% in fiscal 2020 as compared to (58.7)% in fiscal 2019. The operating margin improvements are largely driven by lower asset impairment charges in fiscal 2020 compared with fiscal 2019, partially offset by reduced net revenue base in the current year due to the impact from the COVID-19 pandemic, causing increased cost of goods sold and selling and general administrative expenses as a percentage of net revenues, and higher restructuring expense and acquisition and divestiture related costs in the current year.
Operating (Loss) Income by Segment

	Year Ended June 30,			Change %
(in millions)	2021	2020	2019	2021/2020	2020/2019
Operating income (loss) from continuing operations
Americas	$36.5	$(164.8)	$(1,474.5)	>100%	89%
EMEA	129.8	(248.4)	(1,344.1)	>100%	82%
Asia Pacific	(13.2)	(74.0)	(253.1)	82%	71%
Other	—	(10.9)	(18.6)	100%	41%
Corporate	(201.7)	(738.4)	(598.1)	73%	(23%)
Total	$(48.6)	$(1,236.5)	$(3,688.4)	96%	66%
Americas
In fiscal 2021, operating income for Americas was $36.5 compared to a loss of $164.8 in fiscal 2020. Operating margin improved to 2.0% of net revenues in fiscal 2021 as compared to (9.3)% in fiscal 2020, primarily reflecting a significant decrease in advertising and promotional spend and reduction in fixed costs, partially offset by higher cost of goods sold as a percentage of net revenues and amortization expense.
In fiscal 2020, operating loss for Americas was $164.8 compared to a loss of $1,474.5 in fiscal 2019. Operating margin improved to (9.3)% of net revenues in fiscal 2020 as compared to (65.6)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenue base due to the impact from the COVID-19 pandemic, higher cost of goods sold and selling, general, and administrative expense as a percentage of net revenues, and current year asset impairment charges.
EMEA
In fiscal 2021, operating income for EMEA was $129.8 compared to a loss of $248.4 in fiscal 2020. Operating margin improved to 5.9% of net revenues in fiscal 2021 as compared to (10.8)% in fiscal 2020, primarily reflecting a significant decrease in advertising and promotional spend, decrease in asset impairment cost, lower cost of goods sold as a percentage of net revenues, and reduction in fixed costs.
In fiscal 2020, operating loss for EMEA was $248.4 compared to a loss of $1,344.1 in fiscal 2019. Operating margin improved to (10.8)% of net revenues in fiscal 2020 as compared to (46.2)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenue base due to the impact from the COVID-19 pandemic, higher cost of goods sold and selling, general, and administrative expense as a percentage of net revenues, and current year asset impairment charges.

Asia Pacific
In fiscal 2021, operating loss for Asia Pacific was $13.2 compared to a loss of $74.0 in fiscal 2020. Operating margin improved to (2.3)% of net revenues in fiscal 2021 as compared to (12.7)% in fiscal 2020, primarily reflecting decrease in advertising and promotional spend, and lower fixed costs as a percentage of net revenues.
In fiscal 2020, operating loss for Asia Pacific was $74.0 compared to a loss of $253.1 in fiscal 2019. Operating margin improved to (12.7)% of net revenues in fiscal 2020 as compared to (32.8)% in fiscal 2019, primarily reflecting higher asset impairment charges in the prior year, partially offset by reduced net revenues due to the impact from the COVID-19 pandemic, and higher cost of goods sold and selling, general and administrative expenses as a percentage of net revenues.
Other
Other represents operating (loss) income from Younique.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $201.7, $738.4 and $598.1 in fiscal 2021, 2020 and 2019, respectively, as described under “Adjusted Operating Income” below. The operating loss of $201.7 in fiscal 2021 includes acquisition and divestiture related costs, and restructuring and other business realignment costs.
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
Continuing Operations by Segment
We believe that adjusted operating (loss) income from continuing operations by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Americas	$36.5	$(105.0)	$141.5
EMEA	129.8	(122.1)	251.9
Asia Pacific	(13.2)	(24.1)	10.9
Other	—	—	—
Corporate	(201.7)	(206.8)	5.1
Total	$(48.6)	$(458.0)	$409.4

	Year Ended June 30, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating loss from continuing operations
Americas	$(164.8)	$(75.3)	$(89.5)
EMEA	(248.4)	(230.4)	(18.0)
Asia Pacific	(74.0)	(25.0)	(49.0)
Other	(10.9)	(7.4)	(3.5)
Corporate	(738.4)	(736.7)	(1.7)
Total	$(1,236.5)	$(1,074.8)	$(161.7)

	Year Ended June 30, 2019
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating (loss) income from continuing operations
Americas	$(1,474.5)	$(1,633.7)	$159.2
EMEA	(1,344.1)	(1,597.4)	253.3
Asia Pacific	(253.1)	(314.8)	61.7
Other	(18.6)	(34.8)	16.2
Corporate	(598.1)	(598.5)	0.4
Total	$(3,688.4)	$(4,179.2)	$490.8

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

Adjusted Operating (Loss) Income and Adjusted EBITDA from Continuing Operations for Coty Inc.
Adjusted operating (loss) income from continuing operations provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating (loss) income is presented below:

	Year Ended June 30,			Change %
(in millions)	2021	2020	2019	2021/2020	2020/2019
Reported operating loss from continuing operations	$(48.6)	$(1,236.5)	$(3,688.4)	96%	66%
% of Net revenues	(1.0%)	(26.2%)	(58.7%)
Amortization expense	251.2	233.1	246.7	8%	(6%)
Restructuring and other business realignment costs	68.0	361.9	203.5	(81%)	78%
Costs related to acquisition and divestiture activities	138.8	157.3	—	(12%)	N/A
Asset impairment charges	—	434.0	3,729.0	(100%)	(88%)
Loss/(gain) on divestitures	—	(111.5)	—	100%	N/A
Total adjustments to reported operating loss	458.0	1,074.8	4,179.2	(57%)	(74)%
Adjusted operating (loss) income from continuing operations	$409.4	$(161.7)	$490.8	>100%	<(100%)
% of Net revenues	8.8%	(3.4%)	7.8%
Non-cash stock-based compensation	25.2	2.0	12.5	>100%	(84%)
Adjusted depreciation	325.8	334.3	333.6	(3%)	—%
Adjusted EBITDA	$760.4	$174.6	$836.9	>100%	(79)%
% of Revenues	16.4%	3.7%	13.3%
In fiscal 2021, adjusted operating income was $409.4 compared to a loss of $161.7 in fiscal 2020. Adjusted operating margin increased to 8.8% of net revenues in fiscal 2021 as compared to (3.4%) in fiscal 2020. In fiscal 2021, adjusted EBITDA was $760.4 compared to $174.6 in fiscal 2020. Adjusted EBITDA margin increased to 16.4% of net revenues in 2021 as compared to 3.7% in fiscal 2020, primarily driven by various initiatives to lower costs, including a temporary reduction in advertising and promotional spend, management's plan to reduce certain discretionary and fixed costs, and lower cost of goods sold as a percentage of net revenues.

In fiscal 2020, adjusted operating loss was $161.7 compared to an income of $490.8 in fiscal 2019. These amounts include the impact of a higher base of overhead costs in continuing operations following the decision to divest the Wella Business. Adjusted operating margin decreased to (3.4%) of net revenues in fiscal 2020 as compared to 7.8% in fiscal 2019. In fiscal 2020, adjusted EBITDA was $174.6 compared to $836.9 in fiscal 2019. Adjusted EBITDA margin decreased to 3.7% of net revenues in 2020 as compared to 13.3% in fiscal 2019, primarily driven by reduced net revenues due to the COVID-19 pandemic, higher selling, general and administrative costs as a percentage of net revenues and higher cost of goods sold as a percentage of net revenues.
Amortization Expense
In fiscal 2021, amortization expense increased to $251.2 from $233.1 in fiscal 2020. In fiscal 2021, amortization expense of $105.0, $122.1, $24.1, and $0.0 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. In fiscal 2020, amortization expense of $75.3, $125.4, $25.0, and $7.4 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively. The increase was primarily driven by finite lived intangibles recorded for the Kylie acquisition in the third quarter of fiscal 2020.
In fiscal 2020, amortization expense decreased to $233.1 from $246.7 in fiscal 2019. In fiscal 2019, amortization expense of $53.9, $133.3, $24.6, and $34.9 was reported in the Americas, EMEA, Asia Pacific, and Other segments, respectively.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $366.4 of cash costs life-to-date as of June 30, 2021, which have been recorded in Corporate.
Prior to July 1, 2019, we incurred restructuring and related costs aimed at integrating and optimizing the combined organization following the acquisition of the P&G Beauty Business, which we refer to as the Global Integration Activities, and reducing fixed costs and enabling further investment in the business, which we refer to as the 2018 Restructuring Actions.
In fiscal 2021, we incurred restructuring and other business structure realignment costs of $68.0, as follows:
•We incurred restructuring costs of $63.6, primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $4.4 primarily related to our Transformation Plan and certain other programs. This amount includes $(3.9) reported in selling, general and administrative expenses, which is a result of changes in estimate, and $8.3 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, in the Consolidated Statement of Operations.
In fiscal 2020, we incurred restructuring and other business structure realignment costs of $361.9, as follows:
•We incurred restructuring costs of $130.2 primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $231.7 primarily related to our Transformation Plan and certain other programs. This amount includes $217.2 reported in selling, general and administrative expenses, primarily related to severance, consulting costs and accelerated depreciation costs; and $14.5 reported in cost of sales in the Consolidated Statement of Operations.
In fiscal 2019, we incurred restructuring and other business structure realignment costs of 203.5, as follows:
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
Acquisition- and divestiture-related costs
In fiscal 2021,we incurred $138.8 of acquisition- and divestiture-related costs, of which $135.8 were associated with the Wella Transaction, and $3.0 were consulting and legal costs associated with the Kim Kardashian West Transaction.

In fiscal 2020, we incurred $157.3 of acquisition- and divestiture-related costs, of which $137.6 were associated with the Wella Transaction and other contract termination costs, and $19.7 were consulting and legal costs associated with the King Kylie Transaction and the then pending transaction with Kim Kardashian West.
In fiscal 2019, there were no acquisition or divestiture-related charges incurred.
In all reported periods, all acquisition- and divestiture-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2021, we did not incur any asset impairment charges.
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
Loss (Gain) on divestitures
In fiscal 2021, we did not incur a loss (gain) on divestitures.
In fiscal 2020, we completed the divestiture of Younique resulting in income of $111.5 included in Gain on divestitures in the Consolidated Statements of Operations.
In fiscal 2019, we did not incur a loss (gain) on divestitures.
Non-cash stock-based compensation
In fiscal 2021, non-cash stock-based compensation of $10.2, $11.9 and $3.1 was reported in the Americas, EMEA and Asia Pacific segments, respectively.
In fiscal 2020, non-cash stock-based compensation of $0.8, $1.0 and $0.2 was reported in the Americas, EMEA and Asia Pacific segments, respectively.
In fiscal 2019, non-cash stock-based compensation of $4.5, $5.8, $1.5 and $0.7 was reported in the Americas, EMEA, Asia Pacific and Other segments, respectively.
Adjusted depreciation expense
In fiscal 2021, adjusted depreciation expense of $147.3, $134.0 and $44.5 was reported in the Americas, EMEA and Asia Pacific segments, respectively.
In fiscal 2020, adjusted depreciation expense of $145.5, $142.0, $42.5 and $4.3 was reported in the Americas, EMEA, Asia Pacific and Other segments, respectively.
In fiscal 2019, adjusted depreciation expense of $135.2, $139.5, $38.8 and $20.1 was reported in the Americas, EMEA, Asia Pacific and Other segments, respectively.
INTEREST EXPENSE, NET
Net interest expense was $235.1, $242.7, and $225.2 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. In fiscal year 2021, the decrease is primarily due to the paydown of debt as a result of the completion of Wella Business sale on November 30, 2020. In fiscal 2020, the net interest expense was higher due to foreign exchange losses, net of derivative contracts, as compared to gains in fiscal 2019, and lower interest income on bank balances and short-term investments, offset by lower interest expense on average debt balances due to lower interest rates.
OTHER EXPENSE (INCOME), NET
In fiscal 2021, we incurred $43.9 of net other income, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $73.5, partially offset by write-off of deferred financing costs and debt discounts of $24.2 as a result of prepayments of the 2018 Coty Term A and B Facilities.

In fiscal 2020, we incurred $11.6 of net other income, primarily related to pension curtailment gains as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans, partially offset by changes in the Mandatorily Redeemable Financial Interest (“MRFI”) and other miscellaneous expense.
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
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2021	2020	2019
(Benefit) for income taxes	$(172.0)	$(377.7)	$(54.8)
Effective income tax rate	71.7%	25.7%	1.4%
The positive effective income tax rate in fiscal 2021 is primarily due to a preliminary benefit of $234.4 recorded as a result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the Company’s relocation of the main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch Tax Authorities and per terms of the agreements, will be reevaluated after three years. The Company also recorded an expense of $130.0 related to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its remaining 40% equity investment in Wella.
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

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted (Loss) Income Before Income Taxes and Effective Tax Rates from Continuing Operations:

	Year Ended June 30, 2021			Year Ended June 30, 2020			Year Ended June 30, 2019
(in millions)	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported (loss) income before income taxes	$(239.8)	$(172.0)	71.7%	$(1,467.6)	$(377.7)	25.7%	$(3,945.4)	$(54.8)	1.4%
Adjustments to reported operating income (loss) (a) (b)	458.0	109.3		1,186.3	210.3		4,179.2	123.8
Gain on sale of business adjustment (a)(b)	—	—		(111.5)	110.5		—	—
Post Divestiture Restructuring (c)	—	(130.0)		—	—		—	—
Tax impact from intra-entity transfer of assets (d)	—	234.4		—	—		—	—
Change in fair value of investment in Wella Business(b) (d)	(73.5)	(11.2)		—	—		—	—
Other adjustments (b) (f)	7.2	2.0		(16.3)	(3.1)		11.0	2.3
Adjusted (loss) income before income taxes	$151.9	$32.5	21.4%	$(409.1)	$(60.0)	14.7%	$244.8	$71.3	29.1%

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
(c)Tax expense relates to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its remaining 40% equity investment in Wella.
(d)Tax benefit of $234.4 is the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch Tax Authorities and per terms of the agreements, will be reevaluated after three years.
(e)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(f)See “Reconciliation of Reported Net (Loss) Income Attributable to Coty Inc. to Adjusted Net (Loss) Income Attributable to Coty Inc.”
The adjusted effective tax rate was 21.4% compared to 14.7% in the prior-year period. The differences were primarily due to the relocation of our main principal from Geneva to Amsterdam. Cash paid during the years ended June 30, 2021, 2020 and 2019, for income taxes of $15.9, $123.2 and $110.3 represents 10.5%, (30.1)% and 45.1% of Adjusted (loss) income before income taxes for the fiscal year ended, respectively.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2021, net loss attributable to Coty Inc. was $201.3 compared to a loss of $1,006.7 in fiscal 2020. This net loss decrease primarily reflects a lower operating loss in the current year compared to the operating loss in the prior year.
In fiscal 2020, net loss attributable to Coty Inc. was $1,006.7 compared to a loss of $3,784.2 in fiscal 2019. The net loss decrease primarily reflects a lower operating loss in fiscal 2020 compared to the operating loss in fiscal 2019.

ADJUSTED NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2021	2020	2019	2021/2020	2020/2019
Net income from Coty Inc. net of noncontrolling interests	$(201.3)	$(1,006.7)	$(3,784.2)	80%	73%
Convertible Series B Preferred Stock dividends (a)	(102.3)	(6.5)	—	<(100%)	N/A
Reported net income (loss) attributable to Coty Inc.	(303.6)	(1,013.2)	(3,784.2)	70%	73%
Adjustments to reported operating income (b)	457.4	1,179.7	4,421.2	(61%)	(73%)
Adjustments to Loss on Sale of Business	246.4	—	—	N/A	N/A
Change in fair value of investment in Wella Business (c)	(73.5)	—	—	N/A	N/A
Adjustments to other expense (income) (d)	7.2	(16.3)	11.0	>100%	<(100%)
Adjustments to noncontrolling interest (e)	(11.3)	(4.6)	(14.7)	<(100%)	69%
Change in tax provision due to adjustments to reported net (loss) income attributable to Coty Inc.	(170.0)	(338.3)	(145.7)	50%	<(100%)
Adjusted net (loss) income attributable to Coty Inc.	$152.6	$(192.7)	$487.6	>100%	<(100%)
Per Share Data
Adjusted weighted-average common shares
Basic	764.8	759.1	751.2
Diluted (f)	764.8	759.1	754.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.20	$(0.25)	$0.65
Diluted	$0.20	$(0.25)	$0.65

(a)Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. We use the if-converted method for calculating any potential dilutive effect of the convertible Series B Preferred Stock, which requires an adjustment to reverse the impact of the preferred stock dividends, including deemed dividends, of $102.3 and $6.5 in fiscal 2021 and 2020, respectively, on income applicable to common stockholders.
(b)See a description of adjustments under “Adjusted Operating (Loss) Income for Coty Inc.”
(c)In fiscal 2021, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)In fiscal 2021, the Company incurred losses of $13.8 due to the write-off of deferred financing fees related to the Wella sale, primarily offset by pension curtailment gains of $6.9 as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2020, the Company had gains of $16.3 primarily related to pension curtailment gains as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2019, the Company incurred legal and advisory services of $16.1 rendered in connection with the evaluation of the tender offer initiated by certain of our shareholders, partially offset by pension curtailment gains of $5.1 as a result of the Global Integration Activities, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interest based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(f)As of June 30 2021, 171.1 million shares of outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.
DISCONTINUED OPERATIONS
Due to the sale of the Wella Business on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded after November 30, 2020. As such, our results from discontinued operations for the fiscal year ended June 30, 2021 reflect only five months of operations.
In fiscal 2021, net revenues from discontinued operations decreased 51.2%, to $986.3 from $2,020.1 in fiscal 2020. In fiscal 2021, net revenues from discontinued operations increased by 2.6% or $24.6 to $986.3 from $961.7 in the comparative five month period in the prior year. The increase in net revenues in the comparative five month period was primarily driven by continued growth of ghd products through the e-commerce channel across all geographical regions, and reorders from the reopening and restocking of professional salons in the U.S. and Brazil, increased sales in Wella and Clairol retail channels driven by an ongoing trend of at-home self-care. That increase was partially offset by additional lockdown and restrictions on salon operations due to social distancing protocols. Operating income was $220.8 in fiscal 2021 compared to $218.2 in fiscal 2020. In fiscal 2021, operating income from discontinued operations increased to $220.8 from income of $145.8 in the comparative five month period in the prior year. The increase in operating income was primarily due to no amortization and depreciation charges in the current year (due to the accounting treatment of assets held for sale), as well as lower selling, general, and administrative expenses due to reduction in travel expenses, and lower cost of goods sold as a percentage of net revenues in the current year.
The loss on sale of the Wella Business was $246.4 in fiscal 2021. Factored into the loss on sale are the proceeds received from the sale of our majority interest in Wella, the book value of net assets sold and costs to sell. The book value of net assets sold was impacted by the seasonal effects on certain portions of the Wella Business during the months leading up to the sale, resulting in increases in the net assets sold. Additionally, certain legal and tax structuring matters were finalized in the final month of the closing of the transaction, resulting in a reduction to certain deferred tax assets and liabilities that were transferred at the date of sale and an increase in the tax liabilities retained by us. The loss on sale of the Wella Business also reflects certain purchase price working capital adjustments made during fiscal 2021. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming several months, there may be further adjustments to the purchase price and loss on sale. The Company anticipates resolution of any further purchase price adjustments in fiscal 2022.
In connection with the sale of a majority stake in the Wella Business, the Company recorded a tax cost of approximately $34.3 in fiscal 2021. This cost is a combination of cash taxes incurred as well as a deferred tax expense due to the utilization of net operating loss carryforwards, capital loss carryforwards, and foreign tax credits.
Net loss was $137.3 in fiscal 2021 compared to net income of $87.2 in fiscal 2020. In fiscal 2021, net loss was $137.3 compared to net income of $123.2 in the comparative five month period in the prior year. The decrease was primarily due to the loss on sale of Wella Business of $246.4.
In fiscal 2020, net revenues from discontinued operations decreased 14.4%, to $2,020.1 from $2,360.6 in fiscal 2019. The decrease in net revenues primarily reflects lower sales due to the COVID-19 pandemic, relatively mitigated by the online sales of ghd products and Clairol in the retail hair category. Operating income was $218.2 in fiscal 2020 compared to $216.9 in fiscal 2019, due primarily to the asset impairment charges in the prior year and the lower cost of goods sold as a percentage of net revenues in the current year, offset by the higher selling, general and administrative expenses as a percentage of net revenues in the current year, mainly driven by the lower net revenue base due to the COVID-19 pandemic.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2021. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Fiscal 2021 (a)				Fiscal 2020
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2021	2021	2020	2020	2020	2020	2019	2019
Condensed Consolidated Statements of Operations Data:
Net revenues	$1,062.4	$1,027.8	$1,415.6	$1,124.1	$560.4	$1,062.5	$1,683.7	$1,411.2
Gross profit	641.3	636.1	831.6	659.2	224.2	601.7	1,051.4	849.3
Restructuring costs	(26.1)	—	59.6	30.1	4.7	(8.0)	128.7	4.8
Acquisition-and divestiture-related costs	11.1	29.7	51.7	46.3	72.0	49.3	36.0	—
Asset impairment charges	—	—	—	—	393.6	40.4	—	—
Operating (loss) income	1.8	(1.4)	17.0	(66.0)	(920.5)	(299.5)	(80.5)	64.0
Interest expense, net	63.5	50.3	59.2	62.1	57.4	63.8	58.4	63.1
Loss from continuing operations before income taxes	(68.5)	10.8	(59.8)	(122.3)	(962.3)	(363.6)	(140.3)	(1.4)
Provision (benefit) for income taxes	132.9	(19.2)	(40.8)	(244.9)	(260.7)	(59.8)	(39.0)	(18.2)
Net (loss) income from continuing operations	(201.4)	30.0	(19.0)	122.6	(701.6)	(303.8)	(101.3)	16.8
Net (loss) income from discontinued operations	10.9	(17.3)	(235.6)	104.7	(76.6)	39.4	84.9	39.5
Net income (loss) attributable to noncontrolling interests	(4.6)	(9.4)	(2.5)	0.4	(4.8)	6.2	0.5	2.8
Net income attributable to redeemable noncontrolling interests	0.1	6.5	0.2	5.5	(7.1)	1.0	4.2	1.2
Net (loss) income attributable to Coty Inc.	$(186.0)	$15.6	$(252.3)	$221.4	$(766.3)	$(271.6)	$(21.1)	$52.3
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(24.2)	(34.1)	(23.1)	(20.8)	(6.5)	—	—	—
Net (loss) income from continuing operations attributable to common stockholders	(221.1)	(1.2)	(39.8)	95.9	(696.2)	(311.0)	(106.0)	12.8
Net (loss) income attributable to common stockholders	$(210.2)	$(18.5)	$(275.4)	$200.6	$(772.8)	$(271.6)	$(21.1)	$52.3
Per Share Data:
Weighted-average common shares:
Basic	765.4	765.4	764.6	763.9	763.3	760.8	758.1	754.2
Diluted (b)	765.4	765.4	764.6	916.7	763.3	760.8	758.1	758.9
Dividends declared per common share	$—	$—	$—	$—	$—	$0.125	$0.125	$0.125
Net (loss) income attributable to Coty Inc. per common share:
Basic for Continuing Operations	$(0.29)	$—	$(0.05)	$0.13	$(0.91)	$(0.41)	$(0.14)	$0.02
Diluted for Continuing Operations	$(0.29)	$—	$(0.05)	$0.13	$(0.91)	$(0.41)	$(0.14)	$0.02
Basic for Coty Inc	$(0.27)	$(0.02)	$(0.36)	$0.26	$(1.01)	$(0.36)	$(0.03)	$0.07
Diluted for Coty Inc.	$(0.27)	$(0.02)	$(0.36)	$0.24	$(1.01)	$(0.36)	$(0.03)	$0.07

(a)Beginning in the second quarter 2020, the financial results exclude the effect of the Younique divestiture. Additionally, beginning in the third quarter of 2020, the financial results include the effect of the King Kylie Transaction.
(b)The outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of diluted shares when their effect would be antidilutive.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of June 30, 2021, we had cash and cash equivalents of $253.5 compared with $308.3 at June 30, 2020. Our cash and cash equivalents balances decreased by $54.8 during fiscal 2021 primarily as a result of cash used from operations, expenditures for acquisitions, and dividend payments to preferred shareholders, partially offset by proceeds from dispositions and proceeds from the issuance of convertible preferred stock. During fiscal 2021, we decreased our cash held outside of the U.S. by $33.3.
Our cash flows are subject to seasonal variation throughout the year, including demands on cash made during our first fiscal quarter in anticipation of higher global sales during the second fiscal quarter and strong cash generation in the second fiscal quarter as a result of increased demand by retailers associated with the holiday season. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, business structure realignment expenditures, interest payments, acquisitions, dividends, share repurchases and any principal payments on debt. The working capital movements are based on the sourcing of materials related to the production of products. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing and amount of our operating cash flows.
During fiscal 2021, KKR Aggregator purchased an additional $250.0 of convertible preferred stock. In accordance with the terms of our 2018 Coty Credit Agreement (defined below), we have utilized the cash proceeds from the issuance of convertible preferred shares to KKR Aggregator in part to fund the KKW acquisition.
On November 30, 2020, the Company completed the sale of a majority stake in its Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands to KKR. As part of the transaction, we received cash proceeds of $2,451.7 and retained a 40% stake in the business. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. We utilized $2,015.5 of the net proceeds to pay down our 2018 Coty Term A and B Facilities on a pro rata basis and reserved $500.0 for reinvestment in the business. By retaining a 40% interest in the Wella Business following the closing of the Wella Transaction, we are able to benefit from the potential upside of the stand-alone business in the longer term, through a potential divestiture at a later stage.
In connection with the sale of the Wella Business, the Company and Wella entered into the TSA. Under the terms of the TSA, the Company will perform services for Wella in exchange for related fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. Due to the integrated nature of the historical business and related contractual arrangements, certain receivables from customers and certain payables to vendors have Wella and Coty activity that is intermingled. Additionally, keeping in mind the temporary nature of this arrangement, we have included the related cash flows in our Cash flows from operating activities. See Note 27—Related Party Transactions for more information.
During the six months ended December 30, 2021, the Company had Consolidated net cash provided by operating activities of $472.7. Management estimates the impact of excluding the Wella Business on a go forward basis, excluding temporary impacts from the TSA, would be a reduction of 45% in Consolidated net cash provided by operating activities. The decrease in such cash flows are be expected to be partially offset by cost reductions as we exit our service obligations under the TSA. The impact on Cash flows from investing activities would be a roughly 10% decrease in the outflows for capital expenditures related to the Wella Business. During the second quarter of 2021, the Company’s total debt decreased from $8,400.2 to $5,391.7, a decrease of roughly 36%, principally due to the Sale of the Wella Business. Accordingly, we note that the estimated decrease in our net consolidated cash flows from the exclusion of the Wella Business, inclusive of the reduction in capital expenditures, is slightly higher than the decrease in our debt service obligation for this period. We do not expect a material adverse impact on our future cash flows from the Sale of the Wella Business.

Our response to the impact of COVID-19
In response to the ongoing risks presented by the COVID-19 pandemic, we continue to utilize a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, initiatives to improve cash flow, hiring and travel restrictions, and the reduction of advertising and consumer promotion costs for sales channels that are closed or heavily impacted by lockdowns and social distancing. We intend to utilize any tax payment deferrals that apply to us in specific jurisdictions. We will continue to actively manage our working capital to support our liquidity needs.
Despite encouraging signs of recovery in the latter half of fiscal 2021 and the fourth quarter in particular, the impact and duration of COVID-19 on our business continues to be uncertain. However, as a result of the cash on hand, our amended debt covenants, and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of COVID-19, we have implemented a plan to reduce our cost base by the end of fiscal 2023, with additional plans for savings in fiscal 2024. This plan includes an adaptation of our supply network, organizational changes, renegotiation of purchasing and licensing agreements, as well as a reduction of certain discretionary expenses.
Debt
See Note 15—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements.
In the fourth quarter of fiscal 2021, the we refinanced $900.0 of our dollar-denominated term loan debt and €700.0 million (approximately $833.3 as of June 30, 2021) of our euro-denominated term loan debt that were scheduled to mature in 2023 with new senior secured notes that mature in 2026. This improved our medium term liquidity. We used the net proceeds of these offerings to repay portions of the term loans outstanding under the existing credit facilities and to pay related premiums, fees and expenses thereto. As we refinance our debt in order to extend maturing obligations, the applicable interest rates have been, and are likely to continue to be, higher than previous applicable interest rates, due in large part to prevailing macroeconomic conditions and our credit ratings at the time. Despite these higher interest rates, we expect that our interest expense will be favorably impacted by lower overall debt balances as we continue to deleverage.
On June 27, 2019, we entered into an amendment (“2019 Amendment”) to our existing credit agreement (“the 2018 Coty Credit Agreement”). The 2019 Amendment modified the 2018 Coty Credit Agreement by amending the financial covenants to (i) delay until March 31, 2022 the total net leverage ratio step down from 5.25 to 5.0, (ii) extend the applicable window for certain cost savings add-backs in the calculation of Adjusted EBITDA for purpose of determining the total net leverage ratio, and (iii) amend the determination of the exchange rate to be used for purposes of calculating “Total Indebtedness” (as defined in the 2018 Coty Credit Agreement) for purposes of the total net leverage ratio, and decreasing the total commitments under the revolving credit facility by $500.0 to $2,750.0.
Factoring of Receivables
The net amount utilized under the factoring facilities was $133.6 and $123.1 as of June 30, 2021 and 2020, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $793.8 and $839.8 in fiscal 2021 and 2020, respectively. Remaining balances due from factors amounted to $6.3 and $6.2 as of June 30, 2021 and 2020, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets.
Business Combinations
During fiscal 2021, we completed the acquisition of a 20% ownership interest in the KKW beauty business and the related collaboration agreement. Total cash paid in the transaction totaled $200.0.
For additional information on our prior period business combinations from fiscal years 2020 and 2019, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Dispositions
During fiscal 2021, we completed the previously announced strategic transaction with KKR for the sale of a majority stake in Coty’s Wella Business and received cash proceeds of $2,451.7, and retained a 40% stake in Wella.
During fiscal 2020, we divested the Younique business for $50.0 cash and a secured promissory note with a face value of $27.9.
We did not divest any brands during fiscal 2019.

Cash Flows

	Year Ended June 30,
(in millions)	2021	2020	2019
Consolidated Statements of Cash Flows Data (a):
Net cash provided by (used in) operating activities	$318.7	$(50.9)	$639.6
Net cash provided by (used in) investing activities	2,441.9	(833.4)	(454.0)
Net cash (used in) provided by financing activities	(2,795.1)	877.3	(160.3)

(a) Balances presented herein represent the cash flows of Coty Inc.
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities was $318.7, $(50.9) and $639.6 for fiscal 2021, 2020 and 2019, respectively.
The increase in operating activities cash flows of $369.6 from outflows in fiscal 2020 to proceeds in fiscal 2021 is primarily driven by improvements in our net income due to management reducing costs to offset the impact of COVID-19 on our business and better fourth quarter results than in the prior year. The increase in net cash from a decreased net loss was offset by higher outflows from changes in working capital during the current year driven by the negative impacts of COVID-19 and higher cash outflows for acquisition and divestiture-related costs. Higher fourth quarter sales in the current year have caused an increase in cash outflows, which was partially offset by current year collection of past due receivables. These outflows were offset by decreased outflows related to payables due to lower spending for advertising and consumer promotion, customer sales, and administrative expenses in fiscal 2021. Additionally, there were inflows from changes in tax receivables primarily related to prior year tax overpayments collected in the current year and lower cash paid for interest resulting from lower average debt balances during fiscal 2021.
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
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $2,441.9, $(833.4) and $(454.0) for fiscal 2021, 2020 and 2019, respectively.
The increase in cash flows from investing activities of $3,275.3 in fiscal 2021 as compared with fiscal 2020 was principally driven by the proceeds received from the sale of the Wella Business that took place on November 30, 2020. As part of the transaction, Coty received initial net cash proceeds of $2,386.2 for the sale of the discontinued operations, net of cash disposed as part of the sale, as well as a return of capital of $448.0 under the equity investment whereby Coty retained a 40% stake in Wella. Prior year investing cash flows also includes the impact of the cash used for the purchase of 51% of the equity interest of King Kylie, LLC for a net cash outflow of $592.2, and was only partially offset by $200.0 of cash used for the fiscal 2021 purchase of 20% KKW Holdings equity investment and related license agreement. Current year investing cash flows were also positively impacted by lower cash used for capital expenditures of $93.5. These current year investing cash flow increases were only slightly offset by the cash payment of $37.6 resulting from the fiscal 2021 termination of the net investment cross currency swap derivative.
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
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities was $(2,795.1), $877.3 and $(160.3) for fiscal 2021, 2020 and 2019, respectively.
The decrease in cash inflows of $(3,672.4) in fiscal 2021 as compared to fiscal 2020 was primarily driven by the current year net cash repayments associated with the Company's revolving loan facility compared to net revolver borrowings in the prior year, the use of more than $2,000.0 to prepay a portion of the outstanding balances on the Company's 2018 Coty Term A and B Facilities using the proceeds from the sale of the Wella Business. Proceeds from the issuance of Senior Secured Notes during the fourth quarter of fiscal 2021 were primarily offset against additional prepayments on the Company's 2018 Coty Term A and B Facilities. Lower cash inflows from financing activities is also a result of the higher prior year cash proceeds of $724.5 compared to $227.2 in the current year from the issuance and sale of the Company's Convertible Series B Preferred Stock in connection with the Investment Agreement with KKR. Additionally, dividend payments of $24.2 on the Convertible Series B Preferred Shares also contributed to a decrease in financing cash flows. These financing related decreases year over year were partially offset by lower dividend payments of $195.4 due to the suspension of common stock dividends payments that began in the fourth quarter of fiscal 2020. Further, the current year experienced a positive impact from the prior year payment of $45.0 to purchase the remaining mandatorily redeemable noncontrolling interest in our Southeastern Asian subsidiary.
The increase in cash inflows of $1,037.6 in fiscal 2020 as compared to fiscal 2019 was primarily driven by the fiscal 2020 net proceeds of $724.5 from the issuance and sale of the Company's new Convertible Series B Preferred Stock in connection with the Investment Agreement with KKR. Additionally, the Company had higher net borrowings of $182.7 from its revolving loan facility in fiscal 2020 and a positive impact of $149.3 from lower cash used for common stock dividend payments. Lower cash payments for dividends was primarily due to the Company's Stock Dividend Reinvestment Program, which became available to stockholders in the fourth quarter of fiscal 2019, and the suspension of dividend payments beginning in the fourth quarter of fiscal 2020. Partially offsetting the increase in cash from financing activities, the Company paid $45.0 during the first quarter of fiscal 2020 to purchase the remaining mandatorily redeemable noncontrolling interest in the Company's Southeast Asian subsidiary, which did not occur in the prior year.
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
On April 29, 2020, our Board of Directors suspended the payment of dividends, in accordance with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we have continued to suspend the payment of Common Stock dividends. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ending June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have not been paid in cash and any decision to do so will be at the discretion of our Board. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. The Board of Directors declared and paid a dividend on Convertible Series B Preferred Stock, totaling $24.2, for the quarter ended June 30, 2021.
For additional information on our dividends and dividend policy, respectively, see Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements and Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2021.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2022	2023	2024	2025	2026
Long-term debt obligations	$5,481.3	$24.1	$1,462.8	$24.1	$1,389.4	$2,580.9	$—
Interest on long-term debt obligations (a)	1,131.8	204.8	222.2	230.2	236.0	238.6	—
Operating lease obligations	390.0	87.5	68.5	54.4	42.2	34.9	102.5
License agreements: (b)
Royalty payments	695.8	134.6	91.3	80.6	63.9	56.9	268.5
Advertising and promotional spend obligations	17.9	0.6	1.2	1.2	1.8	2.4	10.7
Other contractual obligations (c)	706.4	617.8	46.4	28.9	5.3	8.0	—
Other long-term obligations:
Pension obligations (mandated) (d)	18.0	4.0	3.4	3.5	3.5	3.6	—
Total	$8,441.2	$1,073.4	$1,895.8	$422.9	$1,742.1	$2,925.3	$381.7

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $29.8 over the term of our long-term debt.
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
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $181.2 as of June 30, 2021, as we are unable to predict when, or if, any payments would be made. See Note 17—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $84.1 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2021 related to our 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 22—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
The table excludes also excludes $1,036.3 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2021 related to the issuance of 1,000,000 shares of our Convertible Series B Preferred Stock. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. See Note 26—Legal and Other Contingencies for more details on these tax assessments. As of June 30, 2021, we are in the early stages of administrative action and expect the judicial process in Brazil to take a number of years to conclude.

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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. We recorded foreign currency losses of $7.8, $18.0 and $2.7 in fiscal 2021, 2020 and 2019, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net (losses) gains of $(6.8), $(14.8) and $7.6 in fiscal 2021, 2020 and 2019, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. As of June 30, 2021, in the event of a 10.0% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $(0.8) decrease in the fair value of the forward contracts. In the view of management, these hypothetical gains resulting from an assumed change in foreign currency exchange rates are not material to our consolidated financial statement position or results of operations. This gain does not include the impact on our underlying foreign currency exposures.
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
If interest rates had been 10% higher/lower and all other variables were held constant, Loss from continuing operations before income taxes in fiscal 2021 would decrease/increase by $19.2.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $5.1 as of June 30, 2021. Accordingly, management believes risk of material loss under these hedging contracts is remote.

Inflation Risk
To date, we do not believe inflation has had a material effect on our business, financial condition or results of operations. Based on current market conditions, we expect to largely offset the expected inflation in input costs and transportation costs through a combination of gross margin levers and selective price increases. However, if our costs were to become subject to significant inflationary pressures in the future, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $15.0 and $6.0 and bank guarantees of $31.2 and $45.7 as of June 30, 2021 and 2020, respectively.
Critical Accounting Policies
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, the fair value of equity investments, the assessment of goodwill, other intangible and long-lived assets for impairment, business combinations, inventory and income taxes.
Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 2%, 3% and 2% of gross revenue after customer discounts and allowances in fiscal 2021, 2020 and 2019, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 10%, 11%, and 9% in fiscal 2021, 2020 and 2019, respectively.
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
Equity Investments
The Company elected the fair value option to account for its investment in the Wella Business to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income and market approaches, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Consolidated Statements of Operations (see Note 13—Equity Investments).
Some of the inherent estimates and assumptions used in determining fair value of the Wella Business are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the equity investment valuation performed during our 2021 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the Wella Business, it is possible changes could occur. As for the Wella Business, if in future years, the actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize additional adjustments.
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
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage independent third-party valuation specialists. To determine fair value of the reporting unit, we used a combination of the income and market approaches, when applicable. We believe the blended use of both models, when applicable, compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.
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
There were no impairments of goodwill at our reporting units in fiscal 2021. During fiscal years 2020 and 2019, we recorded total goodwill impairments of $105.0 and $3,037.5, respectively.
Based on the annual impairment tested performed at May 1, 2021, we determined that the fair value of each of the reporting units exceeded their respective carrying values at that date by approximately 54.4%, 120.1% and 60.1% relating to the Americas, Asia Pacific and EMEA reporting units, respectively. To determine the fair value of our reporting units, we have used annual revenue growth rates ranging from 1.8%-15.4%, 4.3%-25.4% and 1.3%-16.0% for the Americas, Asia Pacific and EMEA reporting units, respectively, and a discount rate of 8.00%. The revenue growth rates are expected to be higher than historical growth rates for the immediate periods after fiscal year 2021 due to the expected recovery from the COVID-19 global pandemic.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the goodwill impairment testing performed during our 2021 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Other Intangible Assets
We assess indefinite-lived other intangible assets (trademarks) at least annually as of May 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value. Trademarks are tested for impairment on a brand level basis.
The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the trademark. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value. Fair value calculation requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results.
The carrying value of our indefinite-lived other intangible assets was $1,018.7 as of June 30, 2021, and is comprised of trademarks for the following brands: CoverGirl of $327.4, Max Factor of $169.7, Sally Hansen of $164.6, Philosophy of $135.7, Bourjois of $51.6 and other trademarks totaling $169.7.
On May 1, 2021, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required. During fiscal years 2020 and 2019, we recorded total impairments on our indefinite-lived other intangible assets of $329.0 and $389.8, respectively.
As of May 1, 2021, we determined that the fair value of our Max Factor trademark exceeded its carrying value by approximately 3.3% using annual revenue growth rates ranging from 1.4%-22.6% and a discount rate of 8.5%. The revenue growth rates are expected to be higher than historical growth rates for the immediate periods after fiscal year 2021 due to the expected recovery from the COVID-19 global pandemic. The fair value of the Max Factor trademark would fall below its carrying value if the average annual revenue growth rate decreased by approximately 50 basis points or the discount rate increased by 25 basis points.
The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 27% to 82%.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the indefinite-lived intangible asset impairment testing performed during our 2021 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the indefinite-lived intangible assets, it is possible changes could occur. As for the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived tradenames for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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
During fiscal years 2021, 2020 and 2019, we recorded asset impairment charges of $5.2, $16.8 and $27.8, respectively, to Property and equipment and $0.6, $7.8 and $0.0, respectively to Operating lease right-of-use asset, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of examinations by tax authorities, developments in case law and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In addition, we are present in approximately 50 tax jurisdictions and we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. We do not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income, the Company is permanently reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2021 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2021 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2021 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2021 Proxy Statement.
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

2.13
Amended and Restated Sale and Purchase Agreement, dated November 11, 2020, by and among Coty Inc., Coty International B.V. and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2020).

2.14
Amended and Restated Separation Agreement, dated November 11, 2020, by and among Coty Inc., Coty International B.V., Waves UK Divestco Limited and Rainbow UK Bidco Limited(incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2020).

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

4.6	Form of 2026 Dollar notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7	Form of 2023 Euro Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.8	Form of 2036 Euro Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.9
Stockholders Agreement, dated as of March 17, 2019, by and among JAB Holdings, Parent, Offeror and the Company (incorporated by reference to Exhibit (e)(17) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9/A filed on March 18, 2019).

4.10	Description of Securities.
4.11
Indenture, dated as of April 21, 2021, among Coty Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.12	Form of 5.000% Senior Secured Notes due 2026 (included in Exhibit 4.11) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).
4.13
First Lien/First Lien Intercreditor Agreement, dated as of April 21, 2021, among JPMorgan Chase Bank, N.A., as the credit facility agent, Deutsche Bank Trust Company Americas, as the initial other authorized representative, and each additional authorized representative from time to time party thereto, as consented to by Coty Inc. and the other grantors party to the Consent of Grantors attached thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.14
Pledge and Security Agreement, dated as of April 21, 2021, by and among Coty Inc., the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.15
Indenture, dated as of June 16, 2021, among Coty Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent and Deutsche Bank AG, London Branch as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file on June 16, 2021).

4.16	Form of 3.875% Senior Secured Notes due 2026 (included in Exhibit 4.15) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file on June 16, 2021).
4.17
Joinder Agreement No. 1, dated as of June 16, 2021 among and acknowledged by JPMorgan Chase Bank, N.A., as credit facility agent, Deutsche Bank Trust Company Americas as initial other authorized representative, and the Company to the First Lien/First Lien Intercreditor Agreement, dated as of April 21, 2021 among JPMorgan Chase Bank, N.A., as credit facility agent and Deutsche Bank Trust Company Americas as initial other authorized representative (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 16, 2021).

4.18
Pledge and Security Agreement, dated as of June 16, 2021, by and among Coty Inc., the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 16, 2021).

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

10.4
Guaranty Agreement, dated as of October 27, 2015, by and among Coty Inc., its subsidiaries signatory thereto and any other subsidiary who may become a party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2015).

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

10.11
Amendment No. 3 to Credit Agreement (Incremental Assumption Agreement), dated as of June 4, 2021, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the incremental revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2021).

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
10.15
Shareholders’ Agreement, dated as of November 30, 2020, by and between Coty Inc., Coty International B.V., Rainbow Capital Group Limited, Rainbow JVCo Limited and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on December 1, 2020).

10.16
IP Cross-License Agreement, dated as of November 30, 2020, by and between Coty International B.V. and Wella International Operations Switzerland S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on December 1, 2020).

10.16
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.17
Employment Agreement, dated June 3, 2020, between Coty Management B.V. and Gordon Von Bretten (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.18
Employment Agreement, dated October 31, 2019, between Coty Management B.V. and Richard Jones (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2020).†

10.19	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.20
Employment Agreement, dated May 7, 2020, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.21
Offer Letter, dated October 21, 2019, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.22	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.23
Employment Agreement, dated December 21, 2020, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.24
Employment Agreement, dated January 1, 2021, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.25
Employment Agreement, dated October 12, 2016 between HFC Prestige International Operations Switzerland sarl and Anne Jaeckin, and the addendum thereto dated May 18, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.26	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.27
Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.28	Restricted Stock Unit Award between Coty Inc. and Sue Nabi. †
10.29
Settlement Agreement, dated December 8, 2020, between Coty Management B.V. and Pierre-Andre Terisse (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.30	Separation Agreement, dated October 10, 2020 between Coty Inc. and Edgar Huber (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.31
Settlement Agreement, dated July 31, 2020, between Coty Management B.V. and Fiona Hughes (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2020).†

10.32
Settlement Agreement, dated September 25, 2020, between Coty Management B.V. and Pascal Baltussen (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2020).†

10.33
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.34	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.35
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.36
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on November 3, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Q filed on November 6, 2020).†

10.37
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.38
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 14, 2013).†

10.39	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.40	Amended and Restated Coty Inc. Stock Plan for Directors, as adopted November 3, 2020.†
10.41	Amended Form of Elite Subscription and Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.42	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
10.43
Terms and Conditions Performance Stock Options under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2018).†

10.44	Form of Subscription Agreement for Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on August 28, 2019).†
10.45
Terms and Conditions of 2019 Incentive Stock Options under Coty Inc. Equity and Long-Term Incentive plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on August 28, 2019).†

10.46
Form of Restricted Stock Award Agreement under the Amended and Restated Coty Inc. Equity and Long Term-Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on August 27, 2020) †

10.47	Form of Restricted Stock Unit Terms and Conditions, as adopted on December 17, 2020, under the Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan.†
21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 26, 2021.

COTY INC.
By:	/s/ Laurent Mercier
Name: Laurent Mercier
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Sue Nabi	Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2021
(Sue Nabi)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 26, 2021
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 26, 2021
(Ayesha Zafar)
/s/Maria Asuncion Aramburuzabala	Director	August 26, 2021
(Maria Asuncion Aramburuzabala)
/s/Beatrice Ballini	Director	August 26, 2021
(Beatrice Ballini)
/s/Joachim Creus	Director	August 26, 2021
(Joachim Creus)
/s/Nancy Ford	Director	August 26, 2021
(Nancy Ford)
/s/Olivier Goudet	Director	August 26, 2021
(Olivier Goudet)
/s/Peter Harf	Chairman of the Board of Directors	August 26, 2021
(Peter Harf)
/s/Johannes Huth	Vice Chairman of the Board of Directors	August 26, 2021
(Johannes Huth)
/s/Anna Makanju	Director	August 26, 2021
(Anna Makanju)
/s/Isabelle Parize	Director	August 26, 2021
(Isabelle Parize)
/s/Erhard Schoewel	Director	August 26, 2021
(Erhard Schoewel)
/s/Robert Singer	Director	August 26, 2021
(Robert Singer)
/s/Justine Tan	Director	August 26, 2021
(Justine Tan)

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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2021 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2021.
The Company's internal control over financial reporting as of June 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Sue Nabi	/s/Laurent Mercier
Sue Nabi	Laurent Mercier
Chief Executive Officer	Chief Financial Officer

August 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2021, of the Company and our report dated August 26, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Other Intangible Assets, net – Max Factor Trademark Valuation – Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its’ carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, or more frequently if certain events occur, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty, and discount rates, especially those related to the Max Factor trademark. Changes in these assumptions could have a significant impact on the fair value of the Max Factor trademark, the amount of any impairment charge, or both. As of June 30, 2021, the carrying value of the indefinite-lived intangible assets was $1,018.7 million, of which $169.7 million related to the Max Factor trademark. The fair value of the Max Factor trademark exceeded its’ carrying value by 3.3%.
Given the significant estimates and assumptions made by management to estimate the fair value and the difference between the fair value and carrying value for the Max Factor trademark, performing audit procedures to evaluate the reasonableness of such estimates and assumptions, particularly the estimated cash flows, and the selection of the royalty and discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated cash flows, the selection of the royalty and discount rate for the Max Factor trademark included the following, among others:
•We tested the effectiveness of controls over indefinite-lived intangible assets, including those over the estimated cash flows for the Max Factor trademark and the selection of the respective royalty and discount rate.
•We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2021 forecasts with actual results for those months.
•We evaluated the reasonableness of management’s estimated cash flows for the Max Factor trademark, by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in Company press releases, as well as analyst and industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts for the Max Factor trademark, including consideration of the effects related to the COVID-19 Pandemic.
•We evaluated the impact of changes in management’s forecasts from the May 1, 2021 annual measurement date to June 30, 2021.
•With the assistance of our fair value specialists, we evaluated the valuation approach and royalty and discount rate for the Max Factor trademark, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the respective royalty and discount rate selected by management.

/s/ Deloitte & Touche LLP
New York, New York
August 26, 2021

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2021	2020	2019
Net revenues	$4,629.9	$4,717.8	$6,287.9
Cost of sales	1,861.7	1,991.2	2,498.5
Gross profit	2,768.2	2,726.6	3,789.4
Selling, general and administrative expenses	2,363.2	3,120.0	3,467.9
Amortization expense	251.2	233.1	246.7
Restructuring costs	63.6	130.2	34.2
Acquisition- and divestiture- related costs	138.8	157.3	—
Asset impairment charges	—	434.0	3,729.0
Gain on divestitures	—	(111.5)	—
Operating loss	(48.6)	(1,236.5)	(3,688.4)
Interest expense, net	235.1	242.7	225.2
Other (income) expense, net	(43.9)	(11.6)	31.8
Loss from continuing operations before income taxes	(239.8)	(1,467.6)	(3,945.4)
Benefit for income taxes on continuing operations	(172.0)	(377.7)	(54.8)
Net loss from continuing operations	(67.8)	(1,089.9)	(3,890.6)
Net (loss) income from discontinued operations	(137.3)	87.2	121.0
Net loss	(205.1)	(1,002.7)	(3,769.6)
Net (loss) income attributable to noncontrolling interests	(16.1)	4.7	2.5
Net income (loss) attributable to redeemable noncontrolling interests	12.3	(0.7)	12.1
Net loss attributable to Coty Inc.	$(201.3)	$(1,006.7)	$(3,784.2)
Amounts attributable to Coty Inc.
Net loss from continuing operations	$(64.0)	$(1,093.9)	$(3,905.2)
Convertible Series B Preferred Stock dividends	(102.3)	(6.5)	—
Net loss from continuing operations attributable to common stockholders	(166.3)	(1,100.4)	(3,905.2)
Net (loss) income from discontinued operations	(137.3)	87.2	121.0
Net loss attributable to common stockholders	$(303.6)	$(1,013.2)	$(3,784.2)

(Loss) earnings per common share
Loss from continuing operations per common share - basic	$(0.22)	$(1.45)	$(5.20)
Loss from continuing operations per common share - diluted	$(0.22)	$(1.45)	$(5.20)

(Loss) earnings from discontinued operations - basic	$(0.18)	$0.12	$0.16
(Loss) earnings from discontinued operations - diluted	$(0.18)	$0.12	$0.16

Loss per common share - basic	$(0.40)	$(1.33)	$(5.04)
Loss per common share - diluted	$(0.40)	$(1.33)	$(5.04)

Weighted-average common shares outstanding:
Basic	764.8	759.1	751.2
Diluted	764.8	759.1	751.2
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2021	2020	2019
Net loss	$(205.1)	$(1,002.7)	$(3,769.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	130.3	(379.2)	(113.2)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(8.4), $9.1 and $14.0, respectively	27.5	(29.7)	(45.0)
Pension and other post-employment benefits, net of tax of $9.0, $(7.3) and $17.3, respectively	(23.6)	11.6	(59.3)
Total other comprehensive income (loss), net of tax	134.2	(397.3)	(217.5)
Comprehensive loss	(70.9)	(1,400.0)	(3,987.1)
Comprehensive income attributable to noncontrolling interests:
Net (loss) income	(16.1)	4.7	2.5
Foreign currency translation adjustment	(0.1)	0.1	0.1
Total comprehensive (loss) income attributable to noncontrolling interests	(16.2)	4.8	2.6
Comprehensive income attributable to redeemable noncontrolling interests:
Net income (loss)	12.3	(0.7)	12.1
Comprehensive loss attributable to Coty Inc.	$(67.0)	$(1,404.1)	$(4,001.8)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$253.5	$308.3
Restricted cash	56.9	43.7
Trade receivables—less allowances of $47.7 and $57.3, respectively	348.0	440.1
Inventories	650.8	678.2
Prepaid expenses and other current assets	473.9	411.6
Current assets held for sale	—	4,613.1
Total current assets	1,783.1	6,495.0
Property and equipment, net	918.1	1,081.6
Goodwill	4,118.1	3,973.9
Other intangible assets, net	4,463.0	4,372.1
Equity investments	1,276.2	—
Operating lease right-of-use assets	318.5	371.4
Deferred income taxes	758.5	362.4
Other noncurrent assets	55.9	72.4
TOTAL ASSETS	$13,691.4	$16,728.8
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,166.1	$1,190.3
Accrued expenses and other current liabilities	1,096.0	1,111.6
Short-term debt and current portion of long-term debt	24.2	188.3
Current operating lease liabilities	75.7	105.0
Income and other taxes payable	53.4	33.8
Current liabilities held for sale	—	956.7
Total current liabilities	2,415.4	3,585.7
Long-term operating lease liabilities	269.3	317.4
Long-term debt, net	5,401.0	7,892.1
Pension and other post-employment benefits	420.6	400.3
Deferred income taxes	674.9	175.1
Other noncurrent liabilities	327.6	334.5
TOTAL LIABILITIES	9,508.8	12,705.1
COMMITMENTS AND CONTINGENCIES (Note 26)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 1.0 and 0.8 issued and 1.0 and 0.8 outstanding, at June 30, 2021 and 2020, respectively	1,036.3	715.8
REDEEMABLE NONCONTROLLING INTERESTS	84.1	79.1
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.5 issued and outstanding, at June 30, 2021 and 2020, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 832.3 and 830.6 issued and 766.0 and 765.1 outstanding at June 30, 2021 and 2020, respectively	8.3	8.3
Additional paid-in capital	10,376.2	10,447.4
Accumulated deficit	(5,755.6)	(5,548.6)
Accumulated other comprehensive loss	(321.9)	(456.2)
Treasury stock—at cost, shares: 66.3 and 65.5 at June 30, 2021 and 2020, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	2,860.7	3,004.6
Noncontrolling interests	201.5	224.2
Total equity	3,062.2	3,228.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$13,691.4	$16,728.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(626.2)	$158.8	65.0	$(1,441.8)	$8,849.7	$5.5	$8,855.2	$661.3	$—
Revised Adjustment due to the adoption of ASU No. 2016-16						(112.6)				(112.6)		(112.6)
Adjustment due to the adoption of ASC 606						(18.2)				(18.2)		(18.2)
Balance as adjusted —July 1, 2018	5.0	$—	815.8	$8.1	$10,750.8	$(757.0)	$158.8	65.0	$(1,441.8)	$8,718.9	$5.5	$8,724.4	$661.3	$—
Issuance of Preferred Stock	7.9	0.1			0.7					0.8		0.8
Cancellation of Preferred Stock	(3.5)	—								—		—
Exercise of employee stock options and restricted stock units			1.0	—	5.2					5.2		5.2
Shares withheld for employee taxes					(1.4)					(1.4)		(1.4)
Share-based compensation expense					16.9					16.9		16.9
Dividends declared - Cash and Other ($0.500 per Common Share)					(347.5)					(347.5)		(347.5)
Dividends settled in Shares of Class A Common Stock			2.4	—	30.6					30.6		30.6
Dividends declared - Stock ($0.125 per Common Share)					(30.6)					(30.6)		(30.6)
Net income (loss)						(3,784.2)				(3,784.2)	2.5	(3,781.7)	12.1
Other comprehensive income							(217.6)			(217.6)	0.1	(217.5)
Distribution to noncontrolling interests, net										—	(1.6)	(1.6)	(26.8)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					(0.6)					(0.6)		(0.6)	1.6
Adjustment of redeemable noncontrolling interests to redemption value					196.4					196.4		196.4	(196.4)
BALANCE—June 30, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASC 842 (See Note 2)						(0.7)				(0.7)		(0.7)
BALANCE as adjusted—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Issuance of Preferred Stock										—		—		709.3
Cancellation of Preferred Stock	(7.9)	(0.1)			(0.6)					(0.7)		(0.7)
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Issuance of Restricted Stock			2.0	—						—		—
Exercise of employee stock options and restricted stock units			1.4	—	2.7					2.7		2.7
Share-based compensation expense					31.8					31.8		31.8
Dividends declared - Cash and Other ($0.375 per common share)					(196.3)					(196.3)		(196.3)
Shares withheld for employee taxes					(5.3)					(5.3)		(5.3)
Dividends declared - Stock					(88.9)					(88.9)		(88.9)
Dividends settled in Shares of Class A Common Stock			8.0	0.2	88.9					89.1		89.1
Dividends accrued - Convertible Series B Preferred Stock					(6.5)					(6.5)		(6.5)		6.5
Net income (loss)						(1,006.7)				(1,006.7)	4.7	(1,002.0)	(0.7)
Other comprehensive loss							(397.4)			(397.4)	0.1	(397.3)
Distribution to noncontrolling interests, net										—		—	(16.7)
Adjustments related to the sale of business					6.2					6.2		6.2	(360.4)
Noncontrolling interest due to transaction (See Note 4)										—	212.9	212.9
Adjustment of redeemable noncontrolling interests to redemption value					(5.1)					(5.1)		(5.1)	5.1
BALANCE—June 30, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
BALANCE as adjusted—July 1, 2020	1.5	—	830.6	8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Reacquired Class A Common Stock for employee taxes								0.1	—	—		—
Cancellation of Restricted Stock								0.7		—		—
Exercise of employee stock options and restricted stock units			1.7	—	—					—		—
Share-based compensation expense					27.4					27.4		27.4
Changes in dividends accrued					1.2					1.2		1.2
Shares withheld for employee taxes					(5.0)					(5.0)		(5.0)
Deemed Dividends- Convertible Series B Preferred Stock					(10.5)					(10.5)		(10.5)		10.5
Dividends Accrued - Convertible Series B Preferred Stock					(67.6)					(67.6)		(67.6)		67.6
Dividends Paid- Convertible Series B Preferred Stock					(24.2)					(24.2)		(24.2)
Net income (loss)						(201.3)				(201.3)	(16.1)	(217.4)	12.3
Other comprehensive loss							134.3			134.3	(0.1)	134.2
Distribution to noncontrolling interests, net										—	(6.5)	(6.5)	(2.1)
Adjustment of redeemable noncontrolling interests to redemption value					5.2					5.2		5.2	(5.2)
Equity Investment contribution for share-based compensation					2.3					2.3		2.3
BALANCE—June 30, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205.1)	$(1,002.7)	$(3,769.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	585.3	716.5	736.0
Non-cash lease expense	81.2	104.5	—
Asset impairment charges	—	434.0	3,851.9
Deferred income taxes	(218.1)	(342.7)	(175.7)
(Release) provision for bad debts	(13.2)	55.4	11.6
Provision for pension and other post-employment benefits	17.8	15.9	29.5
Share-based compensation	29.9	29.8	14.8
Gain on divestiture	—	(111.5)	—
Loss on sale of business in discontinued operations	246.4	—	—
Loss on impairment of long-lived assets	7.2	24.6	27.8
Unrealized gains from equity investments, net	(70.3)	—	—
Foreign exchange effects	26.7	30.5	(4.2)
Deferred debt issuance cost and debt discount write-off	24.2	—	3.8
Other	38.6	39.6	43.5
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	10.5	424.5	344.9
Inventories	81.2	124.4	(21.9)
Prepaid expenses and other current assets	(136.5)	25.9	11.5
Accounts payable	(49.7)	(373.5)	(127.3)
Accrued expenses and other current liabilities	(45.8)	(36.3)	(378.1)
Operating lease liabilities	(125.3)	(106.6)	—
Income and other taxes payable	19.9	(46.1)	66.4
Other noncurrent assets	40.2	0.8	24.5
Other noncurrent liabilities	(26.4)	(57.9)	(49.8)
Net cash provided by (used in) operating activities	318.7	(50.9)	639.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(173.9)	(267.4)	(426.6)
Payment for business combinations and asset acquisitions, net of cash acquired	—	(592.2)	(40.8)
Proceeds from sale of business, net of cash disposed	27.0	25.6	—
Proceeds from sale of discontinued business, net of cash disposed	2,374.1	—	—
Return of capital from equity investments	448.0	—	—
Payment for equity investment and related asset acquisition	(200.0)	—	—
Proceeds from sale of long term assets, including assets under restructuring programs	4.3	0.6	13.4
Termination of currency swaps designated as net investment hedges	(37.6)	—	—
Net cash provided by (used in) investing activities	2,441.9	(833.4)	(454.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt, original maturity less than three months	—	(4.3)	(21.3)
Proceeds from revolving loan facilities	2,759.8	4,681.3	2,183.3
Repayments of revolving loan facilities	(3,593.3)	(4,044.4)	(1,729.1)
Proceeds from issuance of other long term debt	1,748.8	—	—
Repayments of term loans and other long term debt	(3,894.5)	(186.4)	(189.8)

Dividend payment on Class A Common Stock	(1.5)	(196.9)	(346.2)
Dividend payment on Convertible Series B Preferred Stock	(24.2)	—	—
Net proceeds from issuance of Class A Common Stock and Series A Preferred Stock	—	2.7	5.9
Payments for purchases of Class A Common Stock held as Treasury Stock	—	(4.5)	—
Proceeds from issuance of Convertible Series B Preferred Stock	227.2	724.5	—
Net proceeds (payments) for foreign currency contracts	18.5	0.2	(0.4)
Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(8.6)	(24.5)	(38.1)
Purchase of remaining mandatorily redeemable financial interest	—	(45.0)	—
Payment of debt issuance costs	(21.9)	(14.2)	(17.4)
All other	(5.4)	(11.2)	(7.2)
Net cash (used in) provided by financing activities	(2,795.1)	877.3	(160.3)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7.1)	(21.4)	(7.1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(41.6)	(28.4)	18.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	352.0	380.4	362.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$310.4	$352.0	$380.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$230.6	$280.6	$290.7
Cash received during the period for settlement of interest rate swaps	—	—	43.2
Cash paid during the year for income taxes, net of refunds received	15.9	123.2	110.3
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$69.7	$76.7	$109.2
Non-cash Common Stock dividend	—	88.9	30.6
Non-cash Preferred Stock dividend	78.1	6.5	—
Accrued fees related to the issuance of Convertible Series B Preferred Stock	—	15.2	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2021” refer to the fiscal year ended June 30, 2021. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kolberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result Coty owns a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella"). See Note 4—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the fair value of acquired assets and liabilities associated with acquisitions, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2021 and 2020, the Company had restricted cash of $56.9 and $43.7, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2021 and 2020 primarily provide collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2021 and 2020. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.
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
Equity Investments
The Company elected the fair value option to account for its investment in the Wella Business to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income and market approaches, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Consolidated Statements of Operations (see Note 13—Equity Investments).
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
For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. Variable lease payments are not included in the measurement of ROU assets and lease liabilities. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.
Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.
ASU 2016-02, Leases (Topic 842), as amended, was adopted by the Company on July 1, 2019, utilizing a modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows a lessee to carry forward its population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. In addition, the Company elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
component. Lastly, the Company did not elect the practical expedient related to hindsight analysis which allows a lessee to use hindsight in determining the lease term and in assessing impairment. Prior to July 1, 2019, leases were accounted for under ASC Topic 840, Leases.
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
Revenue Recognition
Revenue is recognized at a point in time and/or over time when control of the promised goods or services is transferred to the Company’s customers, which usually occurs upon delivery. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company’s revenue contracts principally represent a performance obligation to sell its beauty products to trade customers and are satisfied when control of promised goods and services is transferred to the customers.
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 2%, 3% and 2% of gross revenue after customer discounts and allowances in fiscal 2021, 2020 and 2019, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 10%, 11%, and 9% in fiscal 2021, 2020 and 2019, respectively.
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
Advertising and promotional costs are expensed as incurred and totaled $1,029.4, $1,343.7 and $1,595.5 in fiscal 2021, 2020 and 2019, respectively. Included in advertising and promotional costs are $130.3, $127.9, and $120.4 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2021, 2020 and 2019, respectively. Research and development costs are expensed as incurred and totaled $96.5, $93.4 and $98.5 in fiscal 2021, 2020 and 2019, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As a result of the 2017 Tax Act changing the U.S. to a modified territorial tax system, the Company no longer asserts that any of its undistributed foreign earnings are permanently reinvested. The Company does not expect to incur significant withholding or state taxes on future distributions. To the extent there remains a basis difference between the financial reporting and tax basis of an investment in a foreign subsidiary after the repatriation of the previously taxed income, the Company is permanently reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
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
The Company generally uses the following methodologies for valuing the Company’s significant acquired intangibles assets:
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
Derivative Instruments and Hedging Activities
Refer to Note 20—Derivative Instruments for the Company’s policies for Derivative Instruments and Hedging Activities.
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net losses of $7.8, $18.0 and $2.7 in fiscal 2021, 2020 and 2019, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net (losses)/gains of $(6.8), $(14.8) and $7.6 in fiscal 2021, 2020 and 2019, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 and ASU 2018-19, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that a financial asset (or a group of financial assets) measured at an amortized cost basis be presented at the net amount expected to be collected. This approach to estimating credit losses applies to most financial assets measured at amortized cost and certain other instruments, including but not limited to, trade and other receivables. The Company adopted this guidance in the first quarter of fiscal 2021 and the cumulative effect adjustment from adoption was immaterial to the Company's Consolidated Financial Statements. On initial recognition, the Company recorded an after-tax cumulative effect decrease to retained earnings of $5.7 ($6.6 pre-tax) as of the beginning of fiscal 2021.
On July 1, 2020, the Company adopted Accounting Standards Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this guidance impacted disclosures only and did not have an impact on the Company‘s financial position or results of operations.
On July 1, 2020, the Company adopted Accounting Standards Update No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (Subtopic 715-20), which improved the effectiveness of disclosure requirements for defined benefit plans. The standard removes, modifies, and clarifies certain disclosure requirements. The adoption of this guidance impacted disclosures only and did not have an impact on the Company‘s financial position or results of operations.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective July 1, 2020, on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's Consolidated Financial Statements.
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2020-01	Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	Fiscal 2022	The FASB issued authoritative guidance that clarifies certain interactions between the accounting for equity securities, equity method investments, and certain derivative instruments. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.
2020-04, 2021-01	Reference Rate Reform (Topic 848)	Fiscal 2022	The FASB issued authoritative guidance that provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to transitioning from LIBOR and other reference rates expected to be discontinued by reference rate reform to alternative reference rates. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.
2020-06	Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)	Fiscal 2023	The FASB issued authoritative guidance which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The Company is evaluating the impact this guidance will have on the Company’s Consolidated Financial Statements and related disclosures.

3. DISCONTINUED OPERATIONS
As described in Note 1—Description of Business, on November 30, 2020, the Company completed the strategic transaction for the sale of a majority stake in the Wella Business.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations for the period up to and including the date of the sale, and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Wella Business assets and liabilities included in the sale are presented as assets and liabilities held for sale in the Consolidated Balance Sheets for the comparative period provided. The Wella Business was comprised of the Professional Beauty reportable segment and the Retail Hair business, which was included in the Americas, EMEA and Asia Pacific reportable segments.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

	Year Ended June 30,
	2021 (a)	2020	2019
Net revenues	$986.3	$2,020.1	$2,360.6
Cost of sales	322.5	689.7	808.0
Gross profit	663.8	1,330.4	1,552.6
Selling, general and administrative expenses	443.7	1,009.2	1,096.0
Amortization expense	—	95.5	106.8
Restructuring costs	(0.7)	7.5	10.0
Asset impairment charges	—	—	122.9
Operating income	220.8	218.2	216.9
Interest expense, net (b)	21.3	49.7	50.6
Loss on sale of business	246.4	—	—
Other (income) expense, net	(1.0)	(0.9)	(1.0)
(Loss) income from discontinued operations before income taxes	(45.9)	169.4	167.3
Income tax on discontinued operations	91.4	82.2	46.3
Net (loss) income from discontinued operations	$(137.3)	$87.2	$121.0

(a)As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity, other than the Loss on sale of business, comprises five months for the fiscal year ended 2021.
(b)Interest expense was allocated to discontinued operations due to a requirement in the 2018 Coty Credit Agreement, as amended (as defined in the Note 15—Debt) that cash generated from the sale of the Wella Business is utilized to reduce the Company’s debt within the twelve months following the sale completion date, other than a maximum of $500.0 that will be used to fund operations.

The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Year Ended June 30,
	2021	2020	2019
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—	$131.8	$157.5
Goodwill and intangible asset impairment charges	—	—	123.0
CASH FLOW FROM INVESTING ACTIVITIES
Capital Expenditures	$8.7	$24.7	$44.1

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The major components of assets and liabilities of the Wella Business held for sale are provided below.

June 30, 2020 (a)
ASSETS
Trade receivables	$168.0
Inventories	269.2
Prepaid expenses and other current assets	134.9
Property and equipment, net	241.3
Goodwill	874.8
Other intangible assets, net	2,770.4
Operating lease right of use asset	73.4
Deferred income taxes	25.5
Other noncurrent assets	55.6
TOTAL ASSETS HELD FOR SALE	$4,613.1

LIABILITIES
Accounts payable	$128.3
Accrued expenses and other current liabilities	236.4
Current operating lease liabilities	17.2
Income and other taxes payable	15.8
Long-term operating lease liabilities	65.9
Noncurrent deferred tax liabilities	324.8
Pension and other post-employment benefits	140.8
Other noncurrent liabilities	27.5
TOTAL LIABILITIES HELD FOR SALE	$956.7

(a)The sale of Wella closed on November 30, 2020. For the period ended June 30, 2020, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.
The loss on sale of the Wella Business included in Net (loss) income from discontinued operations in the Consolidated Statements of Operations was $246.4 for the year ended June 30, 2021. Initial cash proceeds received by the Company for the sale of its 60% stake in Wella were $2,451.7 and the Company retained an equity interest of 40%. The loss on sale reflects the net assets sold, taxes and other costs to sell the Wella Business.
4. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
KKW Beauty Business Transaction
On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings, LLC (“KKW Holdings”), pursuant to a purchase agreement entered into between the Company, KKW Holdings and other parties listed as signatories (the “KKW Purchase Agreement”). On the same date, as contemplated by the KKW Purchase Agreement, the Company entered into a collaboration agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the right and license to manufacture, advertise, promote, distribute and sell certain Kim Kardashian West products outside of the existing KKW Holdings scope of fragrances and cosmetics, and use certain intellectual property owned by or licensed to KKW Holdings in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products (the “KKW Collaboration Agreement”). Under the KKW Collaboration Agreement, products will be sold by the Company’s consolidated subsidiaries. Therefore, the related revenues generated and expenses incurred by such subsidiaries will be reported in the Company’s Consolidated Statements of Operations.

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

The initial fair value of the KKW Collaboration Agreement and the Company’s 20% equity investment were estimated using an income approach. The Company accounts for its 20% investment in the equity of KKW Holdings under the equity method. The initial fair value of the KKW Collaboration Agreement is recognized within Other intangible assets, net and the Company’s equity investment in KKW Holdings is recognized within Equity investments, each within the Consolidated Balance Sheets. The fair value of the KKW Call Option was deemed to be de minimis.
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
(b)The Company recorded no measurement period adjustments in fiscal 2021, other than allocating the goodwill as noted below.
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
Coty utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities (as defined in Note 15—Debt) on a pro rata basis and reserved $500.0 for reinvestment in the Company's business (see Note 15—Debt).
See Note 3—Discontinued Operations for information on the loss on sale of the Wella Business.
Additionally, as contemplated in the Sale and Purchase Agreement (as amended) relating to the sale of the Wella Business (the “Wella SPA”), the purchase consideration is subject to further adjustments for other working capital and contractually specified items.
As a result of the sale of the majority interest in Wella, the Company determined that it no longer had a controlling interest in the Wella Business. The Company, therefore, deconsolidated its ownership of the Wella assets and liabilities and no longer reported the assets and liabilities of Wella in its Consolidated Balance Sheet as of December 1, 2020. The operations of Wella were consolidated in the results of the Company through the date of sale. The Company accounted for its 40% stake in the Wella Business under the fair value option (see Note 13—Equity Investments).

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Younique
On August 27, 2019, the Company entered into a contribution and redemption agreement to transfer all of its membership interest in Foundation, LLC (“Foundation”), which held the net assets of Younique, to an existing noncontrolling interest holder. On September 16, 2019, the Company completed the sale of all of its membership interest in Foundation. Total consideration received was $77.9. The final pre-tax gain is included in Gain on divestitures in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
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
The Company’s three segments for its continuing operations are: Americas, EMEA, and Asia Pacific. Americas, EMEA, and Asia Pacific include the businesses focused on prestige fragrances, prestige skin care, prestige cosmetics, mass color cosmetics, mass fragrance, mass skin care and body care, and are supported by central marketing teams.
As previously disclosed, the Company’s CODM is in the process of finalizing her organization structure and how she will assess performance, and the Company has concurrently evaluated the potential impact to its segment reporting. Based on this evaluation, the Company has determined that it is appropriate to realign its reportable segments from the current regional structure to a principally product category-based structure, comprised of a prestige business segment and a consumer beauty business segment. The Company is in the process of making corresponding changes, as needed, to its management structure and operating responsibilities as well as to its information systems to enable appropriate internal and external financial reporting reflecting such newly identified segments by the first quarter of its fiscal year 2022.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
SEGMENT DATA	2021	2020	2019
Net revenues:
Americas	$1,866.9	$1,771.0	$2,248.9
EMEA	2,183.7	2,308.6	2,909.7
Asia Pacific	579.3	582.7	771.1
Other	—	55.5	358.2
Total	$4,629.9	$4,717.8	$6,287.9
Depreciation and amortization:
Americas	$255.7	$227.4	$188.4
EMEA	259.9	276.0	272.0
Asia Pacific	69.7	69.5	63.3
Other	—	11.8	54.8
Total	$585.3	$584.7	$578.5
Operating income (loss) from continuing operations
Americas	$36.5	$(164.8)	$(1,474.5)
EMEA	129.8	(248.4)	(1,344.1)
Asia Pacific	(13.2)	(74.0)	(253.1)
Other	—	(10.9)	(18.6)
Corporate	(201.7)	(738.4)	(598.1)
Total	$(48.6)	$(1,236.5)	$(3,688.4)
Reconciliation:
Operating loss from continuing operations	$(48.6)	$(1,236.5)	$(3,688.4)
Interest expense, net	235.1	242.7	225.2
Other (income) expense, net	(43.9)	(11.6)	31.8
Loss from continuing operations before income taxes	$(239.8)	$(1,467.6)	$(3,945.4)

	As of June 30,
Long-lived assets:	2021	2020
U.S.	$3,919.0	$3,340.5
Netherlands	3,880.8	69.7
Brazil	494.8	494.0
Switzerland	142.3	3,690.9
All other	1,062.3	1,832.5
Total	$9,499.2	$9,427.6
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2021, 2020 and 2019. The United States had net revenues of $1,288.9, $1,159.3 and $1,470.5 in fiscal 2021, 2020 and 2019, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2021, 2020 and 2019 or are otherwise deemed significant.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues for continuing operations:

	Year Ended June 30,
PRODUCT CATEGORY	2021	2020	2019
Fragrances	57.4%	55.5%	54.4%
Color Cosmetics	29.3%	31.1%	32.2%
Body Care & Other	13.3%	13.4%	13.4%
Total	100.0%	100.0%	100.0%

6. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of $3.0, $19.7 and nil for the fiscal years ended 2021, 2020 and 2019, respectively. Acquisition-related costs incurred during fiscal year 2020 were primarily related to the KKW Beauty Business Transaction and King Kylie Transaction.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $135.8, $137.6 and nil for the fiscal 2021, 2020 and 2019, respectively. Divestiture-related costs incurred during the fiscal years 2021 and 2020 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 4—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
These costs have been recorded in Acquisition- and divestiture- related costs in the Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2021, 2020 and 2019 are presented below:

	Year Ended June 30,
	2021	2020	2019
Transformation Plan	$73.2	$156.6	$—
Other Restructuring	(9.6)	(26.4)	34.2
Total	$63.6	$130.2	$34.2
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $229.8 related to approved initiatives through June 30, 2021, which have been recorded in Corporate.
Over the next two fiscal years, the Company expects to incur approximately $80.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Cumulative through June 30, 2021	$224.6	$(1.6)	$6.8	$229.8
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs(a)	Total Program Costs
Balance—July 1, 2020	$131.9	$—	$0.7	$132.6
Restructuring charges	106.5	(0.5)	0.4	106.4
Payments	(88.0)	—	(0.8)	(88.8)
Changes in estimates	(33.1)	—	(0.1)	(33.2)
Non-cash utilization	—	0.5	—	0.5
Adjustment for sale of Wella Business	(0.6)	—	—	(0.6)
Effect of exchange rates	5.8	—	0.1	5.9
Balance—June 30, 2021	$122.5	$—	$0.3	$122.8

The Company currently estimates that the total remaining accrual of $122.8 will result in cash expenditures of approximately $80.8, $42.0 in fiscal 2022 and thereafter, respectively.
Other Restructuring
The Company executed a number of other restructuring activities in prior years, which are substantially completed. The Company recognized (income) expenses of $(9.6), $(26.4) and $34.2 in fiscal 2021, 2020 and 2019, respectively, which have been recorded in Corporate. The related liability balances were $0.0 and $14.5 at June 30, 2021 and June 30, 2020, respectively.
8. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company maximizes its use of the factoring facility, by factoring additional invoices to replace invoices paid early. The Company accounts for trade receivable transfers under the Receivables Purchase Agreement and European Receivables Purchase Agreement, as defined below, as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount utilized under the factoring facilities was $133.6 and $123.1 as of June 30, 2021 and 2020, respectively. The aggregate amount of trade receivable invoices on a worldwide basis amounted to $793.8 and $839.8 in fiscal 2021 and 2020, respectively. Remaining balances due from factors amounted to $6.3 and $6.2 as of June 30, 2021 and 2020, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $1.2, $1.8 and $2.4 in fiscal 2021, 2020 and 2019, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables under the Receivables Purchase Agreement are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
European Receivables Purchase Agreement
In September 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of the Company’s European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €93.0 million. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
9. INVENTORIES
Inventories as of June 30, 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Raw materials	$159.5	$148.6
Work-in-process	12.5	11.1
Finished goods	478.8	518.5
Total inventories	$650.8	$678.2

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Due from related party	$153.4	$—
Value added tax, sales and other non-income tax assets	84.4	83.1
Expected income tax refunds, credits and prepaid income taxes	79.4	134.4
Prepaid marketing, copyright and agency fees	78.8	91.1
Non-trade receivables	25.3	53.4
Prepaid rent, leases, maintenance and insurance	12.9	15.6
Other	39.7	34.0
Total prepaid expenses and other current assets	$473.9	$411.6

11. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Land, buildings and leasehold improvements	$508.6	$475.0
Machinery and equipment	733.1	706.6
Marketing furniture and fixtures	516.7	548.8
Computer equipment and software	780.9	706.3
Construction in progress	63.0	108.6
Property and equipment, gross	2,602.3	2,545.3
Accumulated depreciation and amortization	(1,684.2)	(1,463.7)
Property and equipment, net	$918.1	$1,081.6
Depreciation expense of property and equipment totaled $334.1, $351.7 and $331.8 in fiscal 2021, 2020 and 2019, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During fiscal 2021, 2020 and 2019 the Company recorded asset impairment charges of $5.2, $16.8 and $27.8 respectively. The fiscal 2021 and 2020 impairment charges are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2021 impairment charge primarily relates to abandonment of machinery and equipment, while the fiscal 2020 impairment primarily relates to the abandonment of a retail store and software no longer in use. The fiscal 2019 impairment charge is included in Restructuring costs in the Consolidated Statements of Operations and primarily relates to the disposal of certain manufacturing facilities, and the write-off of machinery and equipment in excess of the Company’s needs.
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. During fiscal 2021, there were no impairments of goodwill at the Company’s reporting units and there were no impairments of indefinite-lived other intangible assets. During fiscal years 2020 and 2019, the Company recorded total goodwill impairments of $105.0 and $3,307.5, respectively, and total impairments on indefinite-lived other intangible assets of $329.0 and $389.8, respectively. Additionally, the Company recorded impairments of $19.7 on finite-lived other intangible assets during fiscal 2019.
Goodwill
Goodwill as of June 30, 2021, 2020 and 2019 is presented below:

	Americas	EMEA	APAC	Total
Gross balance at June 30, 2019	$3,069.4	$3,737.9	$1,294.6	$8,101.9
Accumulated impairments	(1,768.7)	(1,752.3)	(414.1)	(3,935.1)
Net balance at June 30, 2019	$1,300.7	$1,985.6	$880.5	$4,166.8

Changes during the year ended June 30, 2020
Acquisitions (a)	128.6	—	—	128.6
Dispositions	(10.8)	(10.1)	(2.0)	(22.9)
Impairment charges (b)	—	(105.0)	—	(105.0)
Foreign currency translation	(75.0)	(88.9)	(29.7)	(193.6)

Gross balance at June 30, 2020	$3,112.2	$3,638.9	$1,262.9	$8,014.0
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2020	$1,343.5	$1,781.6	$848.8	$3,973.9

Changes during the year ended June 30, 2021
Measurement period adjustments (c)	(62.0)	35.9	26.1	—
Foreign currency translation	46.6	68.2	29.4	144.2

Gross balance at June 30, 2021	$3,096.8	$3,743.0	$1,318.4	$8,158.2
Accumulated impairments	(1,768.7)	(1,857.3)	(414.1)	(4,040.1)
Net balance at June 30, 2021	$1,328.1	$1,885.7	$904.3	$4,118.1

(a)Includes goodwill resulting from the King Kylie Transaction on January 6, 2020 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
(b)As a result of the June 1, 2020 impairment test, the EMEA reporting unit was impaired due to the COVID-19 pandemic, a loss of synergies from the sale of the Wella Business and an increase in the discount rate.
(c)Includes measurement period adjustments in connection with the King Kylie acquisition (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Indefinite-lived other intangible assets	$1,018.7	$995.5
Finite-lived other intangible assets, net	3,444.3	3,376.6
Total Other intangible assets, net	$4,463.0	$4,372.1
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2019	$1,914.0	$1,914.0
Accumulated impairments	(584.5)	(584.5)
Net balance at June 30, 2019	$1,329.5	$1,329.5

Changes during the year ended June 30, 2020
Impairment charges (a)	(329.0)	(329.0)
Foreign currency translation	(5.0)	(5.0)

Gross balance at June 30, 2020	$1,909.0	$1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	$995.5

Changes during the year ended June 30, 2021
Foreign currency translation	23.2	23.2

Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	$(913.5)	$(913.5)
Net balance at June 30, 2021	1,018.7	1,018.7

(a) During fiscal 2020, the Company recognized asset impairment charges of $329.0 relating to indefinite-lived other intangible assets, mainly the CoverGirl, Max Factor, Philosophy and Bourjois trademarks.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2020
License and collaboration agreements(a)	$3,861.2	$(1,021.1)	$(19.6)	$2,820.5
Customer relationships(a)	786.1	(427.3)	(5.5)	353.3
Trademarks	325.7	(154.0)	(0.5)	171.2
Product formulations and technology	86.2	(54.6)	—	31.6
Total	$5,059.2	$(1,657.0)	$(25.6)	$3,376.6
June 30, 2021
License and collaboration agreements(b)	$4,192.9	$(1,229.1)	$(19.6)	$2,944.2
Customer relationships	803.1	(486.3)	(5.5)	311.3
Trademarks	330.2	(168.7)	(0.5)	161.0
Product formulations and technology	90.2	(62.4)	—	27.8
Total	$5,416.4	$(1,946.5)	$(25.6)	$3,444.3

(a)Includes License agreements and Customer relationships of $649.0 and $27.0, respectively resulting from the King Kylie acquisition on January 6, 2020 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
(b)Includes the KKW Collaboration Agreement of $180.6 resulting from the KKW Holdings transaction on January 4, 2021 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures).
Amortization expense totaled $251.2, $233.1 and $246.7 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	21.8 years
Customer relationships	15.9 years
Trademarks	16.1 years
Product formulations and technology	22.1 years
As of June 30, 2021, the remaining weighted-average life of all intangible assets subject to amortization is 21.0 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2022	$212.7
2023	205.6
2024	203.7
2025	199.0
2026	167.7
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
13. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Consolidated Balance Sheets, as of June 30, 2021 are represented by the following:

June 30, 2021
Equity method investments:
KKW Holdings (a)	$16.2
Equity investments at fair value:
Wella Business (b)	1,260.0

Total equity investments	$1,276.2

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. (See Note 4—Business Combinations, Asset Acquisitions and Divestitures).

The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets. During the year ended June 30, 2021, the Company recognized $3.2 representing its share of the investee’s net loss and the amortization of basis differences in Other (income) expense, net within the Consolidated Statements of Operations.
(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a majority stake in Coty’s Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7, and retained a 40% stake in Wella. The Company initially computed the fair value of its retained noncontrolling interest investment based on the fair value of the Wella Business exchanged with KKR. This resulted in an initial fair value of $1,634.5 for the retained noncontrolling interest investment in Wella. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. As of June 30, 2021, the fair value of the Company's investment in Wella was estimated to be $1,260.0.
The following table presents summarized financial information of the Company’s equity method investees for the year ended June 30, 2021 (for the period of the Company’s investment). Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Year Ended June 30, 2021
Summarized Statements of Operations information:
Net revenues	$1,317.4
Gross profit	846.3
Operating loss	(107.3)
Loss before income taxes	(157.7)
Net loss	(174.3)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

June 30, 2021
Summarized Balance Sheets information:
Current assets	$1,112.5
Noncurrent assets	4,249.4
Total assets	5,361.9
Current liabilities	888.5
Noncurrent liabilities	1,624.5
Total liabilities	2,513.0
As of June 30, 2021, the Wella Business issued 31.8 million shares of common stock and 2,588.0 million shares of redeemable preferred stock, of which Coty holds 40% of each class of shares. The Wella Business has total equity inclusive of redeemable preferred stock of $2,859.1 as of June 30, 2021.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended June 30, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended June 30, 2021.

Equity investments at fair value:
Balance as of June 30, 2020	$—
Initial investment	1,186.5
Total gains/(losses) included in earnings - unrealized	73.5
Balance as of June 30, 2021	$1,260.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company’s investments carried at fair value as of June 30, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,260.0	Discounted cash flows	Discount rate	11.00% (a)
			Growth rate	1.5% - 4.2% (a)

		Market multiple	Revenue multiple	2.0x (b)
			EBITDA multiple	12.5x – 15.5x (b)

(a)The primary unobservable inputs used in the fair value measurement of the Company’s equity investments with fair value option, when using a discounted cash flow method, are the discount rate and revenue growth rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The Company estimates the discount rate based on the investees' projected cost of equity and debt. The revenue growth rate is forecasted for future years by the investee based on their best estimates. Significant increases (decreases) in the revenue growth rate in isolation would result in a significantly higher (lower) fair value measurement.
(b)The primary unobservable inputs used in the fair value measurement of the Company’s equity investments with fair value option, when using a market multiple method, are the revenue multiple and EBITDA multiple. Significant increases (decreases) in the revenue multiple or EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. The market multiples are derived from a group of guideline public companies.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2021 and 2020 consist of the following:

	June 30, 2021	June 30, 2020
Advertising, marketing and licensing	$295.7	$268.3
Customer returns, discounts, allowances and bonuses	232.3	166.1
Compensation and other compensation related benefits	118.6	183.0
Value added, sales and other non-income taxes	94.0	97.0
Restructuring costs	80.8	120.5
Auditing, consulting, legal and litigation accruals	51.1	61.9
Due to related party	37.9	—
Interest	33.5	22.8
Factoring - due to counterparty	25.8	13.2
Unfavorable contract liability	11.5	10.9
Deferred income	10.1	10.0
Interest rate swap liability	9.8	44.6
Mandatorily redeemable financial interest liability (See Note 21)	7.1	1.9
Cross currency swap liability	—	12.5
Other	87.8	98.9
Total accrued expenses and other current liabilities	$1,096.0	$1,111.6

15. DEBT

	June 30, 2021	June 30, 2020
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	—
2026 Euro Senior Secured Notes due April 2026	833.3	—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	670.0	1,438.8
2018 Coty Term A Facility due April 2023	114.0	2,959.0
2018 Coty Term B Facility due April 2025	1,461.7	2,308.5
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	654.7	618.3
2026 Euro Notes due April 2026	297.6	281.1
Other long-term debt and capital lease obligations	0.2	0.6
Total debt	5,481.5	8,156.3
Less: Short-term debt and current portion of long-term debt	(24.2)	(188.3)
Total Long-term debt	5,457.3	7,968.0
Less: Unamortized debt issuance costs	(51.7)	(66.9)
Less: Discount on Long-term debt	(4.6)	(9.0)
Total Long-term debt, net	$5,401.0	$7,892.1

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $88.5 and $87.8, of which nil and nil were outstanding at June 30, 2021 and 2020, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 0.4% to 2.2% and from 0.8% to 7.3% as of June 30, 2021 and 2020, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 0.0% as of June 30, 2021 and 2020, respectively. In addition, the Company had undrawn letters of credit of $15.0 and $6.0 and bank guarantees of $31.2 and $45.7 as of June 30, 2021 and 2020, respectively.
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2021 and 2020:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2021	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2021	Debt Discount	Repayment Schedule
Fiscal 2021
2026 Dollar Senior Secured Notes	April 2026	$900.0	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5.000%	N/A(b)	Payable in full at maturity date
2026 Euro Senior Secured Notes	April 2026	€700.0	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)
Fiscal 2021 and Fiscal 2020
2018 Coty Revolving Credit Facility	April 2023	$2,750.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
2018 Coty Term A Facility - USD Portion	April 2023	$— (f)		1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term A Facility - EUR Portion	April 2023	€95.7 (f)		1.75%	N/A(b)
2018 Coty Term B Facility - USD Portion	April 2025	$849.0 (f)	LIBOR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion	April 2025	€514.8 (f)	LIBOR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2023 Euro Notes	April 2023	€550.0	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2021 and 2020, the applicable rate on the unused commitment fee was 0.30% and 0.30%, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(f)As a result of the debt prepayments in fiscal 2021 (as described below), the capacities of the 2018 Coty Term A Facility - USD portion and - EUR portion, and the 2018 Coty Term B Facility - USD portion and - EUR portion permanently decreased from $1,000.0, €2,035.0, $1,400.0 and €850.0, respectively.
Offering of Senior Secured Notes
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes.
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Dollar Senior Secured Notes” and, together with the 2026 Euro Senior Secured Notes, the “Senior Secured Notes”). Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Dollar Senior Secured Notes.
Coty used the gross proceeds of the offerings of the Senior Secured Notes to repay a portion of the term loans outstanding under the existing credit facilities and to pay related fees and expenses thereto.
The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described below. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral.
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes.
The Applicable Premium related to the 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes on any redemption date and as calculated by the Company is the greater of:
(1)1.0% of the then outstanding principal amount of the respective 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes; and
(2)the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes that would apply if such 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes were redeemed on April 15, 2023 (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the 2026 Euro Senior Secured Notes or 2026 Dollar Senior Secured Notes to and including April 15, 2023 (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Senior Secured Notes or Bund Rate in the case of the 2026 Euro Senior Secured Notes (both Treasury Rate and Bund Rate as defined in the respective indentures) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective 2026 Dollar Notes, 2023 Euro Notes or 2026 Euro Notes.
Redemption Pricing
At any time and from time to time prior to April 15, 2023, the Company may redeem some or all of the 2026 Dollar Senior Secured Notes and 2026 Euro Senior Secured Notes at redemption prices equal to 100% of the respective principal amounts being redeemed plus the Applicable Premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates.
At any time on or after April 15, 2023, the Company may redeem some or all of the 2026 Dollar Senior Secured Notes and 2026 Euro Senior Secured Notes at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Price
Year	2026 Dollar Senior Secured Notes	2026 Euro Senior Secured Notes
2023	102.5000%	101.9380%
2024	101.2500%	100.9690%
2025 and thereafter	100.0000%	100.0000%

2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the “2018 Coty Credit Agreement”), which amended and restated the previously existing 2015 Coty Credit Agreement. the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term B Facility were issued at a 0.250% discount.
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
On April 29, 2020, the Company amended its existing credit agreement. The amendment (i) provided a net debt to EBITDA financial covenant "holiday" through March 31, 2021; (ii) established a minimum liquidity covenant through March 31, 2021 of $350.0, which increased to $500.0 for the prepayment event noted below; and (iii) effectively placed certain limitations on the ability to make certain investments and restricted payments (including limiting the Company’s ability to pay dividends in cash through March 31, 2021) and on incurring additional secured indebtedness.
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7 for the sale of its 60% stake in Wella and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella (see Note 4—Business Combinations, Asset Acquisitions and Divestitures). In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities on a pro rata basis and reserved $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). If the Reinvestment Balance is not reinvested within twelve months, the Company is required to use the remainder to pay down its 2018 Coty Term A and B Facilities on a pro rata basis. Additionally, in accordance with the 2018

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Coty Credit Agreement, as amended, as a result of these prepayments, the minimum liquidity covenant increased from $350.0 to $500.0.
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
Optional Redemption
As of June 30, 2021, the Company may at any time redeem some or all of the 2026 Dollar Notes, 2023 Euro Notes and 2026 Euro Notes, respectively, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

	Price
Year	2026 Dollar Notes	2023 Euro Notes	2026 Euro Notes
2021	104.8750%	101.0000%	103.5625%
2022	103.2500%	100.0000%	102.3750%
2023	101.6250%	100.0000%	101.1875%
2024 and thereafter	100.0000%	N/A	100.0000%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Deferred Issuance Costs
For the fiscal years ended June 30, 2021, 2020 and 2019, the Company capitalized deferred financing fees of $25.4, $13.4, and $5.9, respectively. The Company did not incur any third-party debt issuance costs during the fiscal year ended June 30, 2021. The Company incurred $0.8 and $0.8 in third-party debt issuance costs during the fiscal years ended June 30, 2020 and 2019, respectively, which were recorded as Other (income) expense, net in the Consolidated Statement of Operations.
Write-offs
In fiscal 2021, the Company wrote off $21.1 of unamortized deferred financing fees and $3.1 of unamortized debt discounts as the prepayments of the 2018 Coty Term A and B Facilities were considered partial extinguishments of debt. There were no write offs in fiscal 2020. In fiscal 2019, the Company wrote off $3.8 of unamortized deferred financing fees in connection with the 2019 Amendment. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other (income) expense, net in the Consolidated Statements of Operations.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Debt

	June 30, 2021		June 30, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$1,733.3	$1,749.1	$—	$—
2018 Coty Credit Agreement	2,245.7	2,188.5	6,706.3	5,962.3
Senior Unsecured Notes	1,502.3	1,500.5	1,449.4	1,270.3
The Company uses the market approach to value the Senior Secured Notes, the 2018 Coty Credit Agreement and the Senior Unsecured Notes. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of all long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2021, are presented below:

Fiscal Year Ending June 30,
2022	$24.1
2023	1,462.8
2024	24.1
2025	1,389.4
2026	2,580.9
Total	$5,481.3
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

(a)Total Net Leverage Ratio means, as of any date of determination, the ratio of: (a) (i) Total Indebtedness minus (ii) unrestricted and Cash Equivalents of the Parent Borrower and its Restricted Subsidiaries as determined in accordance with GAAP to (b) Adjusted EBITDA for the most recently ended Test Period (each of the defined terms, including Adjusted EBITDA, used within the definition of Total Net Leverage Ratio have the meanings ascribed to them within the 2018 Coty Credit Agreement, as amended). Adjusted EBITDA, as defined in the 2018 Coty Credit Agreement, as amended, includes certain add backs related to cost savings, operating expense reductions and future unrealized synergies subject to certain limits and conditions as specified in the 2018 Coty Credit Agreement, as amended.
In the four fiscal quarters following the closing of any Material Acquisition (as defined in the 2018 Coty Credit Agreement, as amended), including the fiscal quarter in which such Material Acquisition occurs, the maximum Total Net Leverage Ratio shall be the lesser of (i) 5.95 to 1.00 and (ii) 1.00 higher than the otherwise applicable maximum Total Net Leverage Ratio for such quarter (as set forth in the table above). Immediately after any such four fiscal quarter period, there shall be at least two consecutive fiscal quarters during which the Company’s Total Net Leverage Ratio is no greater than the maximum Total Net

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Leverage Ratio that would otherwise have been required in the absence of such Material Acquisition, regardless of whether any additional Material Acquisitions are consummated during such period.
As of June 30, 2021, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
16. LEASES
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
Due to the divestiture of the Wella Business, lease assets, liabilities and expenses specific to this business for the fiscal years ended June 30, 2021 and 2020 are excluded from the subsequent tables.
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2021 and 2020.

Lease Cost:	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating lease cost	$87.1	$97.0
Short-term lease cost	0.8	2.3
Variable lease cost	49.5	53.4
Sublease income	(14.9)	(4.8)
Net lease cost	$122.5	$147.9
Other information:
Operating cash outflows from operating leases	(132.4)	(100.9)
Right-of-use assets obtained in exchange for lease obligations	27.8	6.3

Weighted-average remaining lease term - real estate	6.4 years	6.9 years
Weighted-average discount rate - real estate leases	3.57%	3.09%
The Company incurred net rent expense of $197.7 relating to operating leases under ASC 840 in fiscal year 2019. The Company collected payments from sub-lessors relating to facilities no longer in use by the Company of $9.4 for fiscal year 2019. The fiscal year ended 2019 rent expense and sub-lessor payments include amounts related to discontinued operations.
During fiscal 2021, 2020 and 2019, the Company recorded asset impairment charges of $0.6, $7.8 and $0.0. The fiscal 2020 impairment charges are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and primarily relate to abandonment of a retail store no longer in use.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Future minimum lease payments for the Company’s operating leases as of June 30, 2021 are as follows:

Fiscal Year Ending June 30,
2022	$87.5
2023	68.5
2024	54.4
2025	42.2
2026	34.9
Thereafter	102.5
Total future lease payments	390.0
Less: imputed interest	(45.0)
Total present value of lease liabilities	$345.0
Current operating lease liabilities	75.7
Long-term operating lease liabilities	269.3
Total operating lease liabilities	$345.0

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.

17. INCOME TAXES
(Loss) income before income taxes from continuing operations in fiscal 2021, 2020 and 2019 is presented below:

	Year Ended June 30,
	2021	2020	2019
United States	$(434.4)	$(960.3)	$(2,003.5)
Foreign	194.6	(507.3)	(1,941.9)
Total	$(239.8)	$(1,467.6)	$(3,945.4)
The components of the Company’s total (benefit) provision for income taxes from continuing operations during fiscal 2021, 2020 and 2019 are presented below:

	Year Ended June 30,
	2021	2020	2019
(Benefit) provision for income taxes from continuing operations:
Current:
Federal	$3.8	$—	$0.8
State and local	14.9	(0.3)	8.2
Foreign	55.2	90.7	129.4
Total	73.9	90.4	138.4
Deferred:
Federal	41.1	(286.7)	(116.1)
State and local	5.4	(50.6)	(49.9)
Foreign	(292.4)	(130.8)	(27.2)
Total	(245.9)	(468.1)	(193.2)
Benefit for income taxes from continued operations	$(172.0)	$(377.7)	$(54.8)

During fiscal 2021, the Company recorded a benefit of $234.4 as a result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the Company’s relocation of the main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch tax authorities and per terms of the agreements, will be reevaluated after three years. The Company also recorded an expense of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
$130.0 related to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its remaining 40% equity investment in Wella.
During fiscal 2020, the Company recorded a benefit of $105.7 for the capital loss generated as a result of the disposition of its investment in Younique.
During fiscal 2019, the Company recorded goodwill impairment that is not tax-deductible.
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2021, 2020 and 2019 is presented below:

	Year Ended June 30,
	2021	2020	2019
Income (loss) from continuing operations before income taxes	$(239.8)	$(1,467.6)	$(3,945.4)
Benefit for income taxes at statutory rate	$(50.4)	$(308.2)	$(828.5)
State and local taxes—net of federal benefit	26.3	(28.0)	(28.5)
Foreign tax differentials	(23.3)	7.2	43.0
Change in valuation allowances	(3.8)	7.4	(0.8)
Change in unrecognized tax benefit	(18.0)	21.3	43.3
Permanent differences—net	(13.1)	14.3	5.0
Goodwill impairment	—	26.1	675.6
Principal relocation	(234.4)
Post-divestiture restructuring	130.0
Gain on sale of business adjustment	—	(132.1)	—
Other	14.7	14.3	36.1
Benefit for income taxes from continuing operations	$(172.0)	$(377.7)	$(54.8)
Effective income tax rate	71.7%	25.7%	1.4%
Significant components of deferred income tax assets and liabilities as of June 30, 2021 and 2020 are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	June 30, 2021	June 30, 2020
Deferred income tax assets:
Inventories	$9.7	$14.2
Accruals and allowances	86.4	66.9
Sales returns	16.4	12.9
Share-based compensation	5.8	10.1
Employee benefits	101.6	81.7
Net operating loss carry forwards and tax credits	295.4	446.5
Capital loss carry forwards	1.1	105.7
Interest expense limitation carry forward	15.5	122.1
Lease liability	24.3	22.6
Principal relocation lease liability	487.8	—
Property, plant and equipment	7.7	—
Other	36.8	54.3
Less: valuation allowances	(33.4)	(40.0)
Net deferred income tax assets	1,055.1	897.0
Deferred income tax liabilities:
Intangible assets	892.1	635.2
Property, plant and equipment	—	6.4
Licensing rights	23.3	20.9
Right of use asset	27.4	32.0
Other	28.7	15.2
Deferred income tax liabilities	971.5	709.7
Net deferred income tax asset	$83.6	$187.3
The expirations of tax loss carry forwards, amounting to $1,343.8 as of June 30, 2021, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2022	$—	$—	$4.0	$4.0
2023	—	—	2.1	2.1
2024	—	—	5.5	5.5
2025	—	71.9	15.3	87.2
2026 and thereafter	—	1,050.4	194.6	1,245.0
Total	$—	$1,122.3	$221.5	$1,343.8
The total valuation allowances recorded are $33.4 and $40.0 as of June 30, 2021 and 2020, respectively. In fiscal 2021, the change in the valuation allowance was due primarily to valuation allowances released as a result of the underlying net operating losses expiring.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2021	2020	2019
UTBs—July 1	$277.9	$263.6	$235.7
Additions based on tax positions related to the current year	32.1	15.9	43.9
Additions for tax positions of prior years	—	42.9	8.3
Reductions for tax positions of prior years	(4.5)	(27.6)	(9.6)
Settlements	(0.4)	(0.1)	(2.7)
Lapses in statutes of limitations	(33.3)	(12.7)	(9.0)
Foreign currency translation	8.1	(4.1)	(3.0)
UTBs—June 30	$279.9	$277.9	$263.6
As of June 30, 2021, the Company had $279.9 of UTBs of which $161.7 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2021 and 2020, the liability associated with UTBs, including accrued interest and penalties, is $181.2 and $170.7, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
During fiscal 2021, the Company accrued interest of $0.8, while in fiscal 2020 and 2019 the Company accrued interest of $3.2 and $4.3, respectively. During fiscal 2021, the Company released penalties of $0.5, while in fiscal 2020 and 2019 the Company accrued penalties of $0.0 and $0.0, respectively. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2021 and 2020 is $21.7 and $19.3, respectively.
The Company is present in approximately 50 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2021 and 2020, the Company recognized a tax benefit of $33.7 and $12.8 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2021, it is reasonably possible that a decrease of up to $21.7 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
18. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2021, 2020 and 2019 is presented below:

	Year Ended June 30,
	2021	2020	2019
Interest expense	$231.8	$233.3	$252.0
Foreign exchange losses (gain), net of derivative contracts	6.8	14.8	(7.6)
Interest income	(3.5)	(5.4)	(19.2)
Total interest expense, net	$235.1	$242.7	$225.2

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
During fiscal 2021, 2020 and 2019, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $15.8, $20.5 and $20.4, respectively, and the defined contribution expense for the international savings plans was $12.0, $14.1 and $12.9, respectively. Defined contribution expense includes amounts related to discontinued operations, which are not material for any period.
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
Settlements and Curtailments for Pension Plans
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s non-U.S. pension plans. As a result, the Company recognized curtailment gains of $6.9 and $14.1 during the years ended June 30, 2021 and 2020, respectively. Additionally, the Company recognized a settlement loss of $3.8, of which $2.3 was related to restructuring actions during the year ended June 30, 2021. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations.
During fiscal 2019, as part of Global Integration Activities, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s non-U.S. pension plans. As a result, the Company recognized curtailment gains of $5.1 during the year ended June 30, 2019.
Plan Amendments for Pension Plans - There were no Plan amendments as of June 30, 2021.
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
Settlements and Curtailments for OPEB Plans
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s U.S. OPEB Plans. As a result, the Company recognized curtailment gains of $0.8 during the year ended June 30, 2020. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other (income) expense, net in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
All of the disclosures below include amounts related to discontinued operations through November 30, 2020, except when otherwise noted.
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2021	2020	2021	2020	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation—July 1	$18.5	$17.7	$753.2	$790.1	$53.7	$57.8	$825.4	$865.6
Service cost	—	—	18.4	33.1	1.0	1.1	19.4	34.2
Interest cost	0.5	0.6	8.4	9.1	1.3	1.7	10.2	11.4
Plan participants’ contributions	—	—	4.3	6.1	0.2	0.3	4.5	6.4
Benefits paid	(0.6)	(1.4)	(16.2)	(16.8)	(2.3)	(2.1)	(19.1)	(20.3)
New employees transfers in	—	—	29.7	18.7	—	—	29.7	18.7
Premiums paid	—	—	(1.3)	(2.3)	—	—	(1.3)	(2.3)
Pension curtailment	—	—	(6.6)	(11.2)	—	(0.8)	(6.6)	(12.0)
Acquisitions/Divestitures	—	—	(303.4)	—	(0.6)	—	(304.0)	—
Pension settlement	—	—	(47.0)	(39.0)	—	—	(47.0)	(39.0)
Actuarial loss (gain)	0.5	1.6	35.4	(30.6)	(2.8)	(4.2)	33.1	(33.2)
Effect of exchange rates	—	—	41.0	(4.0)	(0.3)	(0.1)	40.7	(4.1)
Benefit obligation—June 30	$18.9	$18.5	$515.9	$753.2	$50.2	$53.7	$585.0	$825.4

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$274.1	$268.5	$0.5	$0.4	$274.6	$268.9
Actual return on plan assets	—	—	24.6	3.4	—	—	24.6	3.4
Employer contributions	0.6	1.3	25.9	33.2	2.0	1.9	28.5	36.4
Plan participants’ contributions	—	—	4.3	6.1	0.2	0.3	4.5	6.4
Benefits paid	(0.6)	(1.3)	(16.2)	(16.5)	(2.3)	(2.1)	(19.1)	(19.9)
New employees transfers in	—	—	29.7	18.7	—	—	29.7	18.7
Premiums paid	—	—	(1.3)	(2.2)	—	—	(1.3)	(2.2)
Plan settlements	—	—	(46.5)	(39.0)	—	—	(46.5)	(39.0)
Acquisitions/Divestitures	—	—	(148.6)	—	(0.4)	—	(149.0)	—
Effect of exchange rates	—	—	13.1	1.9	—	—	13.1	1.9
Fair value of plan assets—June 30	—	—	159.1	274.1	—	0.5	159.1	274.6
Reclassification of net obligation to held for sale liabilities	—	—	—	140.8	—	—	—	140.8
Funded status—June 30	$(18.9)	$(18.5)	$(356.8)	$(338.3)	$(50.2)	$(53.2)	$(425.9)	$(410.0)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2021 and 2020, are presented below (this table excludes discontinued operations):

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2021	2020	2021	2020	2021	2020	2021	2020
Noncurrent assets	$—	$—	$—	$1.5	$—	$—	$—	$1.5
Current liabilities	(2.0)	(1.3)	(0.7)	(6.9)	(2.6)	(3.0)	(5.3)	(11.2)
Noncurrent liabilities	(16.9)	(17.2)	(356.1)	(332.9)	(47.6)	(50.2)	(420.6)	(400.3)
Funded status	(18.9)	(18.5)	(356.8)	(338.3)	(50.2)	(53.2)	(425.9)	(410.0)
AOC(L)/I	0.3	(0.7)	(31.2)	1.1	7.7	8.3	(23.2)	8.7
Net amount recognized	$(18.6)	$(19.2)	$(388.0)	$(337.2)	$(42.5)	$(44.9)	$(449.1)	$(401.3)
The projected benefit obligation actuarial loss of $35.9 is primarily driven by a decrease in discount rates since June 30, 2020. The actuarial loss is the cumulative impact of the decrease in discount rates at (i) the remeasurement as of November 30, 2020 due to the Wella divestiture and (ii) the measurement as of fiscal year ending June 30, 2021.
The actuarial loss in the projected benefit obligation was partially offset by the asset gain of $18.3 as a result of better than expected asset performance, particularly in Germany.
During fiscal 2021 the retiree medical and life insurance plan experienced a gain on the liability of $2.8 primarily due to retirees waiving medical coverage this year that had coverage last year, and updated claims, mortality and discount rate assumptions. The gain was slightly offset due to updated medical trend assumptions.
The accumulated benefit obligation for the U.S. defined benefit pension plans was $18.9 and $18.5 as of June 30, 2021 and 2020, respectively. The accumulated benefit obligation for international defined benefit pension plans was $498.4 and $712.1 as of June 30, 2021 and 2020, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2021	2020	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$18.9	$18.5	$493.4	$730.7	$18.9	$18.5	$501.1	$739.1
Accumulated benefit obligation	18.9	18.5	479.3	694.9	18.9	18.5	498.4	712.1
Fair value of plan assets	—	—	138.0	254.4	—	—	144.7	261.0
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$18.4	$33.1	$33.3	$1.0	$1.1	$1.2	$19.4	$34.2	$34.5
Interest cost	0.5	0.6	0.7	8.4	9.1	12.8	1.3	1.7	2.1	10.2	11.4	15.6
Expected return on plan assets	—	—	—	(6.3)	(8.4)	(8.2)	—	—	—	(6.3)	(8.4)	(8.2)
Amortization of prior service (credit) cost	—	—	—	(0.3)	(0.8)	0.2	(3.3)	(5.9)	(5.9)	(3.6)	(6.7)	(5.7)
Amortization of net (gain) loss	1.5	0.7	(0.7)	(0.2)	(0.1)	0.3	(0.1)	(0.1)	(0.1)	1.2	0.5	(0.5)
Settlements (gain) loss recognized	—	—	—	3.8	(0.2)	(0.8)	—	—	—	3.8	(0.2)	(0.8)
Curtailment (gain) loss recognized	—	—	—	(6.9)	(14.1)	(5.4)	—	(0.8)	—	(6.9)	(14.9)	(5.4)
Net periodic benefit cost	$2.0	$1.3	$—	$16.9	$18.6	$32.2	$(1.1)	$(4.0)	$(2.7)	$17.8	$15.9	$29.5
Net periodic benefit costs include amounts related to discontinued operations of $6.2, $14.4, and $12.2 for the years ended June 30, 2021, 2020 and 2019, respectively.
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial (loss) gain	$0.3	$(0.7)	$(32.1)	$(2.8)	$6.9	$4.2	$(24.9)	$0.7
Prior service credit (cost)	—	—	0.9	3.9	0.8	4.1	1.7	8.0
Total recognized in AOC(L)/I	$0.3	$(0.7)	$(31.2)	$1.1	$7.7	$8.3	$(23.2)	$8.7
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial (loss) gain	$(0.5)	$(1.6)	$(17.1)	$25.6	$2.8	$5.2	$(14.8)	$29.2
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.7)	(3.7)	(3.3)	(6.3)	(4.0)	(10.0)
Recognized net actuarial (gain) loss	1.5	0.7	3.6	(0.6)	(0.1)	(0.6)	5.0	(0.5)
Prior service credit (cost)	—	—	—	—	—	—	—	—
Effect of exchange rates	—	—	0.1	0.2	0.3	—	0.4	0.2
Total recognized in OCI/(L)	$1.0	$(0.9)	$(14.1)	$21.5	$(0.3)	$(1.7)	$(13.4)	$18.9
Changes in plan assets and benefit obligations recognized in OCI/(L) excludes $(19.2) of discontinued operations for the year ended June 30, 2021.
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2021	2020	2021	2020	2021	2020
Discount rates	2.4%-2.6%	2.5%-2.8%	0.3%-1.6%	0.4%-6.7%	1.5%-2.8%	1.7%-2.8%
Future compensation growth rates	N/A	N/A	1.0%-2.5%	1.0%-5.8%	N/A	N/A

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2021, 2020 and 2019 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rates	2.5%-2.8%	3.2%-3.6%	4%	0.4%-6.7%	0.4%-8.4%	0.6%-8.0%	1.7%-2.8%	1.7%-3.5%	2.3%-4.2%
Future compensation growth rates	N/A	N/A	N/A	1.5%-6.7%	1.0%-5.8%	1.5%-5.7%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	1.0%-5.8%	1.4%-8.9%	2.0%-8.4%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2021	2020	2019
Health care cost trend rate assumed for next year	7.5%-7.6%	6.8%-7.6%	7.1%-8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2026	2026
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
The target asset allocations for the Company’s pension plans as of June 30, 2021 and 2020, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2021	2020
Equity securities	40%	42%	35%
Fixed income securities	45%	36%	38%
Cash and other investments	15%	22%	27%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2021 and 2020 are presented below:

	Level 1		Level 2		Level 3		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Equity securities	$50.7	$67.5	$—	$—	$—	$—	$50.7	$67.5
Fixed income securities:
Corporate securities	33.0	58.6	—	—	—	—	33.0	58.6
Other:
Cash and cash equivalents	0.2	0.5	—	—		—	0.2	0.5
Insurance contracts and other	—	—	—	—	75.2	148.0	75.2	148.0
Total pension plan assets	$83.9	$126.6	$—	$—	$75.2	$148.0	$159.1	$274.6
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Insurance contracts:
Fair value—July 1	$148.0	$143.2
Return on plan assets	3.6	4.3
Purchases, sales and settlements, net	(82.4)	(2.8)
Effect of exchange rates	6.0	3.3
Fair value—June 30	$75.2	$148.0
Contributions
The Company plans to contribute approximately $2.0 to its remaining U.S. pension plan and expects to contribute approximately $17.8 and $2.6 to its international pension and other post-employment benefit plans, respectively, during fiscal 2022.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2022	$2.0	$45.1	$2.6	$49.7
2023	1.3	19.9	2.7	23.9
2024	1.3	19.4	2.8	23.5
2025	1.2	19.2	3.0	23.4
2026	1.2	20.1	3.0	24.3
2027 - 2030	5.6	105.7	16.0	127.3

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
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business, including through exposure to inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the transaction currency. To manage this exposure, in June 2021, the Company entered into non-deliverable forward foreign-exchange contracts (the “NDF contracts”) that are intended to offset changes in cash flow attributable to currency exchange movements. The NDF contracts have been designated as foreign exchange cash flow hedges. Hedge effectiveness of the NDF contracts is based on the hypothetical derivative methodology for prospective assessment and on the cumulative dollar offset methodology for retrospective assessment. The Company entered into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material.
The Company also continued to use certain derivatives as economic hedges of foreign currency exposure on firm commitments, which do not qualify for hedge accounting. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In September 2020, the Company terminated its existing net investment cross currency swap derivatives with notional amount of $550.0 in exchange for cash payment of $37.6. The related loss from this termination is included in AOCI/(L) until the sale or substantial liquidation of the underlying investments.
On December 1, 2020, the Company entered into a novation agreement with Wella to assign all then existing foreign exchange forward contracts and related obligation executed by the Company in connection with the Wella Business.
In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of the Company’s euro denominated external debt as part of management’s strategy to minimize the impact of currency movements on those debt instruments.
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
In fiscal 2021, the Company terminated certain existing interest rate swaps with notional amount of $700.0 in exchange for cash payment of $4.9. The related losses from these terminations is included in Interest expense. As of June 30, 2021 and 2020, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $1,900.0 and $3,000.0, respectively.
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
The ineffective portion of foreign exchange forward and interest rate swap contracts are recorded in current-period earnings. For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in Other comprehensive income (loss) (“OCI”) are reclassified to earnings when the underlying forecasted transaction occurs. If it is no longer probable that the forecasted transaction will occur, then any gains or losses in AOCI/(L) are reclassified to current-period earnings. For fiscal 2021, all of the Company’s foreign exchange forward and interest rate swap contracts designated as hedges were highly effective.
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
As a result of the prepayments of the 2018 Coty Term A and B Facilities, as described in Note 15—Debt, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €3,591.0 million as of June 30, 2020 to €1,809.5 million as of June 30, 2021.
Net investment hedge effectiveness is assessed based on the change in the spot rate of the foreign currency denominated loans payable. The critical terms (underlying notional and currency) of the loans payable match the portion of the net investments designated as being hedged. The net investment hedges were equal to the designated portions of the international subsidiaries’ investment balances as of June 30, 2021. As such, the net investment hedges were considered to be effective, and, as a result, the changes in the fair value were recorded within CTA on the Company’s Consolidated Balance Sheets.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $5.4 and $261.9 as of June 30, 2021 and 2020, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) and $(12.5) as of June 30, 2021 and 2020, respectively.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2021	2020	2019
Foreign exchange forward contracts	$(0.3)	$1.3	$0.9
Interest rate swap contracts	1.0	(50.3)	(47.4)
Cross-currency swap contracts	(25.1)	(12.5)	—
Net investment hedges	(256.5)	47.1	99.8
The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(15.5) and $(43.0) as of June 30, 2021 and 2020, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(7.3). As of June 30, 2021, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2021		2020		2019
	Net Revenues	Interest expense, net	Net Revenues	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$1.0	$—	$0.6	$—	$0.1	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(36.1)	—	(10.8)	—	12.4
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2021	2020	2019
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$(0.8)	$—
Foreign exchange contracts	Interest income (expense), net	26.3	(3.1)	0.1
Foreign exchange contracts	Other income (expense), net	(0.6)	0.4	—

21. MANDATORILY REDEEMABLE FINANCIAL INTEREST
United Arab Emirates subsidiary
The Company is required under a shareholders agreement to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement on December 31, 2020. The final purchase price of $7.1 was paid in July 2021. Prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a mandatorily redeemable financial instrument (“MRFI”) liability. As of June 30, 2021 and 2020, the liability amounted to $7.1 and $8.8, respectively.
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
22. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2021, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Subsidiary in the Middle East
As of June 30, 2021, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $84.1 and $79.1 as the redeemable noncontrolling interest balances as of June 30, 2021 and 2020, respectively.

Middle East
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
23. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2021, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2021, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 766.0 million.
In the fiscal years ended June 30, 2021, 2020, and 2019, the Company issued 1.7, 1.4, and 1.0 million shares of its Class A Common Stock, respectively, and received $0.0, $2.7, and $5.2, in cash, respectively, in connection with the exercise of employee stock options and settlement of RSUs and special incentive awards.
During the fiscal year ended June 30, 2021, the Company reacquired 0.8 million of the 1.4 million shares of Class A Common Stock issued for the restricted stock awards granted during the year ended June 30, 2020. Of the 0.8 million shares of Class A Common Stock reacquired, 0.1 million were withheld for employee taxes due on vested restricted stock awards and 0.7 million were for restricted stock awards forfeited during the year ended, June 30, 2021.
During the fiscal years ended June 30, 2021, 2020 and 2019, Cottage Holdco B.V. (“Cottage”), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), and JABC acquired 0.3, 10.6 and 10.8 shares, respectively, of Class A Common Stock in the open market. During the year ended June 30, 2020, JABC acquired 3.3 million shares of Class A Common Stock from the Company’s former CEO and elected to receive 7.3 million shares of Class A Common Stock, under the Company’s dividend reinvestment program. The Company did not receive any proceeds from these stock purchases conducted by Cottage or JABC.
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
Series A and A-1 Preferred Stock
The Series A Preferred Stock, with a par value of $0.01, are not entitled to receive any dividends and have no voting rights except as required by law. As of June 30, 2021, total authorized shares of preferred stock are 20.0 million.
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
(b)This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2021. An expense (income) of $0.8, $(1.9) and $(0.1) was recorded during fiscal 2021, 2020 and 2019, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
As of June 30, 2021, total issued and outstanding shares of Series A and Series A-1 Preferred Stock are 1.5 million and nil, respectively. Of the 1.5 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017 and 0.5 million shares were forfeited but remain outstanding pending final settlement. As of June 30, 2021, the Company classified nil Series A and Series A-1 Preferred Stock as equity and $0.9 as a liability, inclusive of the related cash bonuses, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Convertible Series B Preferred Stock
On May 11, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with KKR Aggregator (the “Investor”), relating to the issuance and sale by the Company to the Investor of up to 1,000,000 shares of the Company’s new Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $1,000.0, or $1,000 per share (the “Issuance”). The Issuance was proposed to be issued in two tranches: (i) an initial issuance of 750,000 shares of Series B Preferred Stock (the “Initial Issuance”) and (ii) a subsequent issuance of 250,000 shares of Series B Preferred Stock (the “Second Issuance”), which was subject to the execution and delivery of a definitive purchase agreement between the Company and the Investor or certain of its affiliates in respect of the Wella Business.
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
On June 3, 2021, the Board of Directors declared and paid a dividend on Series B Preferred Stock, totaling $24.2, for the quarter ended June 30, 2021.
The Series B Preferred Stock had accrued unpaid dividends of $74.1 and $6.5 for the year-ended June 30, 2021 and 2020, respectively.
Dividend Rights and Liquidation Preferences. The Series B Preferred Stock rank senior to the Company’s Common Stock with respect to dividend rights and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series B Preferred Stock has a liquidation preference of $1,000 per share, representing an aggregate liquidation preference of $1,000.0 upon issuance. Holders of the Series B Preferred Stock are entitled to the dividend at the rate of 9% per annum, accruing daily and payable quarterly in arrears. The dividend rate will increase by a 1% on the seven-year anniversary of the Closing Date and shall increase by an additional 1% on each subsequent anniversary up to a total of 12%. If the Company does not declare and pay a dividend on the Series B Preferred Stock on any dividend payment date, the dividend rate will increase by 1% per annum until all accrued but unpaid dividends have been paid in full. Dividends will be payable in cash, or by increasing the amount of accrued dividends on Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. Accrued and unpaid dividends are not payable in shares unless the Series B Preferred Stock is converted to Common Stock.
Conversion Features. The Series B Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial conversion price of $6.24 per share of Series B Preferred Stock and an initial conversion rate of 160.2564 shares of Common Stock per share of Series B Preferred Stock. At any time after the third anniversary of the closing date, if the volume weighted average price of the Common Stock exceeds $12.48 per share for at least 20 trading dates in any period of 30 consecutive trading days, at the election of the Company, all or any portion of the Series B Preferred Stock will be convertible into the relevant number of shares of Common Stock. As of June 30, 2021, Series B Preferred Stock and Accrued Dividends were convertible into 172,123,533 shares of Common Stock of which no shares have been converted.
Redemption Features. At any time following the fifth anniversary of the Closing Date, the Company may redeem some or all of the Series B Preferred Stock for a per share amount in cash equal to (i) the sum of (x) 100% of the liquidation preference plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 107% if the redemption occurs at any time after the fifth anniversary of the Closing Date and prior to the sixth anniversary of the Closing Date, (B) 105% if the redemption occurs at any time after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, and (C) 100% if the redemption occurs at any time after the seventh anniversary of the Closing Date.
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
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2021.
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
The following dividends were declared during fiscal years 2020 and 2019:

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
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Consolidated Balance Sheet as of June 30, 2021 was $(1.2) which represents dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.5 for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2021. Thus, total dividends settled in cash during the twelve months ended June 30, 2021 was $1.5.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Total accrued dividends on unvested RSUs and phantom units of $2.4 and $1.7, and $2.0 and $4.7 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets as of June 30, 2021 and 2020, respectively.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2019	$(13.3)	$214.8	$(257.4)	$(2.9)	$(58.8)
Other comprehensive income before reclassifications	(37.5)	47.1	(426.4)	18.9	(397.9)
Net amounts reclassified from AOCI/(L) (a)	7.8	—	—	(7.3)	0.5
Net current-period other comprehensive income	(29.7)	47.1	(426.4)	11.6	(397.4)
Ending balance at June 30, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)
Other comprehensive income before reclassifications	0.6	(294.1)	424.5	(24.2)	106.8
Net amounts reclassified from AOCI/(L) (a)	26.9	—	—	0.6	27.5
Net current-period other comprehensive income	27.5	(294.1)	424.5	(23.6)	134.3
Ending balance at June 30, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)

(a) Amortization of actuarial gains of $0.9 and $10.5, net of taxes of $0.3 and $3.2, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2021 and 2020, respectively (see Note 19—Employee Benefit Plans).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Such repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2021, the Company has $396.8 remaining under the Incremental Repurchase Program. There were no share repurchase activities during the years ended June 30, 2021, 2020 and 2019 under the Incremental Repurchase Program.
24. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2021, up to 74.6 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans, of which 43.9 million shares were available. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Total share-based compensation from continuing operations is shown in the table below:

	2021	2020	2019
Equity plan expense (a)	$25.4	$24.8	$13.4
Equity plan modified and cash settled	0.9	18.3	—
Liability plan (income) expense	1.6	(2.0)	(2.1)
Fringe expense	0.5	1.1	0.4
Total share-based compensation expense	$28.4	$42.2	$11.7

(a) Equity plan shared-based compensation expense of $27.4 and $31.8 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2021 and 2020, respectively. Of the $27.4 and $31.8 for the fiscal years ended June 30, 2021 and 2020, respectively, $2.0 and $7.0 was reclassified to discontinued operations.
The share-based compensation expense for fiscal 2021, 2020 and 2019 of $28.4, $42.2 and $11.7, respectively, includes $34.7, $48.9, and $30.0 expense for the respective period offset by $(6.3), $(6.7) and $(18.3) of income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments. During fiscal 2020, $18.3 of share-based compensation expense related to the repurchase of Series A-1 Preferred Stock shares from the Company’s former CEO.
As of June 30, 2021, the total unrecognized share-based compensation expense related to unvested stock options, Series A and Series A-1 Preferred Stock, restricted stock, and restricted stock units and other share awards is $5.9, $0.0, $2.1 and $319.8, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred Stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.48, 0.00, 1.93 and 2.21 years, respectively.
Non-Qualified Stock Options
During fiscal 2021, 2020 and 2019, the Company granted 0.0 million, 2.2 million and 19.4 million non-qualified stock option awards, respectively. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
During fiscal 2020 and 2019, the share-based compensation expense recognized on non-qualified stock options is based upon the fair value on the grant date estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	2020	2019
Expected life	7.4 years	6.5 years
Risk-free interest rate	1.63%	2.56%
Expected volatility	41.67%	40.73%
Expected dividend yield	4.10%	4.64%
Expected life—The expected life represented the period of time (years) that options granted were expected to be outstanding, which the Company calculated using a formula based on the vesting term and the contractual life of the respective option.
Risk-free interest rate—The Company based the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying options.
Expected volatility—The expected volatility is derived using historical stock price information for the Company’s common stock and that of certain peer group companies, and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges.
Expected dividend yield—The weighted-average expected dividend yield is based upon the Company’s expectation to pay dividends over the contractual term of the options.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Non-qualified stock options generally become exercisable five years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire ten years from the date of the grant.
The Company’s outstanding non-qualified stock options as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2020	18.0	$12.93
Forfeited	(4.6)	12.70
Outstanding at June 30, 2021	13.4	$13.00
Vested and expected to vest at June 30, 2021	8.6	$13.02	$—	6.69
Exercisable at June 30, 2021	0.6	$10.50	$—	0.17
Of the 13.4 million stock options outstanding at June 30, 2021, 6.4 million vest on the fifth anniversary of the grant date and 7.0 million vest on the graded vesting schedule.
As of June 30, 2021, the grant prices of the outstanding options ranged from $8.25 to $20.42, and the grant prices for exercisable options ranged from $9.20 to $10.50.
A summary of the aggregated weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised for fiscal 2020 and 2019 is presented below:

	2020	2019
Weighted-average grant date fair value of stock options	$3.41	$2.87
Intrinsic value of options exercised	6.1	11.5
The Company’s non-vested non-qualified stock options as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2020	17.2	$3.73
Forfeited	(4.4)	3.63
Non-vested at June 30, 2021	12.8	$2.84
The share-based compensation expense recognized on the non-qualified stock options was $0.5, $3.6 and $4.3 during fiscal 2021, 2020 and 2019, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 0.1 million, 0.8 million and 1.4 million shares in fiscal 2021, 2020 and 2019, respectively, and received matching non-qualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus Long-Term Incentive Plan (“Omnibus LTIP”). There was no share-based compensation expense recorded in connection with Purchased Shares for fiscal 2021, 2020 and 2019. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A and Series A-1 Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2021, 2020 and 2019 and the Company recognized an (income) expense of $0.8, $15.8 and $(4.4) in fiscal 2021, 2020 and 2019, respectively. See Note 23—Equity and Convertible Preferred Stock for additional information.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On February 27, 2020, the Company agreed to repurchase 6.9 million shares of Series A-1 Preferred Stock from the former CEO for $18.3, which settled in cash during fiscal 2020. The repurchase was treated as a modification of stock compensation awards’ vesting and settlement terms. The Company recorded an incremental expense of $18.3 related to the modification during fiscal 2020.
The Company uses the binomial lattice or the Black-Scholes model to value the equity and cash bonus components of the granted Series A/A-1 Preferred Stocks. The fair value of the Company’s outstanding Series A and Series A-1 Preferred Stock were estimated with the following weighted-average assumptions.

	2021	2020	2019
Expected life, in years	2.74 years	3.74 years	4.97 years
Expected volatility	51.64%	53.20%	42.53%
Risk-free rate of return	0.46%	0.24%	2.45%
Dividend yield on Class A Common Stock	1.34%	8.39%	6.19%
Expected life, in years - The expected life represents the period of time (years) that Series A or Series A-1 Preferred Stock granted are expected to be outstanding, which the Company calculates using a formula based on the vesting term and the contractual life of the respective Series A or Series A-1 Preferred Stock.
Expected volatility - The expected volatility is derived using historical stock price information for the Company’s common stock and that of certain peer group companies, and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges.
Risk-free rate of return - The Company bases the risk-free rate of return on the U.S. Constant Maturity Treasury Rate.
Dividend yield on Class A Common Stock - The Company calculated the weighted-average dividend yield on shares using the annualized dividend rate calculated on the per share dividend paid quarterly and the stock price as of the valuation date.
Series A and Series A-1 Preferred Shares generally expire seven years from the date of the grant.
The Company’s outstanding Series A and Series A-1 Preferred Shares as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2020	1.5	$22.10
Outstanding at June 30, 2021	1.5	22.10
Vested and expected to vest at June 30, 2021	1.0	$22.39	$—	2.74
The Company’s non-vested shares of Series A and Series A-1 Preferred Stock as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2020	0.5	$3.55
Non-vested at June 30, 2021	0.5	$3.55
Restricted Share Units
On October 1, 2018, the Company’s Board of Directors approved a modification of the vesting schedules for certain RSUs granted during fiscal 2019 and 2020 to improve the Company’s ability to retain the affected employees, from five year cliff vesting to graded vesting where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. Five hundred sixty employees held outstanding awards subject to the October 1, 2018 modification. During the fiscal year ended June 30, 2019, the incremental stock based compensation expense resulting from the modification was offset by income from actual and expected forfeitures in the modified awards.
On October 14, 2020, the Company’s Board of Directors approved a new vesting schedule applicable to RSUs granted during fiscal 2021, to three-year graded vesting where one-third of each award granted vests after the first anniversary of grant,

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
one-third of each award granted vests after the second anniversary of grant and one-third of each awarded granted vests after the third anniversary of grant.
During fiscal 2021, 2020 and 2019, 38.1 million, 6.2 million and 6.9 million RSUs were granted under the Omnibus LTIP and 0.3 million, 0.1 million and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award will vest and settle in 10,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company will recognize approximately $273.2 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested. As such, $168.3, $89.9 and $15.0 will be recognized in the fiscal years ending 2022, 2023 and 2024, respectively.
In connection with this Award, Cottage Holdco B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., has agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) 10,000,000 shares of Common Stock no later than sixty days following the first vesting date. If, however, Ms. Nabi is terminated without cause or due to death or disability on or following the first vesting date but prior to the second vesting date, the Company has agreed to issue to Cottage Holdco B.V. the number of shares of Common Stock determined on pro-rata basis in accordance with the equity transfer agreement. In the event Ms. Nabi remains employed through the third vesting date, Cottage Holdco B.V. has agreed to transfer an additional 5,000,000 shares of Common Stock to Ms. Nabi.
The Company’s outstanding RSUs as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2020	11.9
Granted	38.4
Settled	(2.5)
Cancelled	(3.6)
Outstanding at June 30, 2021	44.2
Vested and expected to vest at June 30, 2021	41.8	$390.1	2.10
The share-based compensation expense recorded in connection with the RSUs was $26.1, $18.2 and $11.8 during fiscal 2021, 2020 and 2019, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2020	11.6	$12.48
Granted	38.4	8.08
Vested	(2.5)	13.33
Cancelled	(3.6)	10.92
Outstanding and nonvested at June 30, 2021	43.9	$8.78
The total intrinsic value of RSUs vested and settled during fiscal 2021, 2020 and 2019 is $32.9, $30.3 and $11.1, respectively.
Restricted Stock
During fiscal 2021 and 2020, 0.0 million and 2.3 million restricted stock awards were granted under the Omnibus LTIP.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding restricted stock as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2020	1.4
Settled	(0.2)
Cancelled	(0.7)
Outstanding at June 30, 2021	0.5
Vested and expected to vest at June 30, 2021	0.4	$1.7	1.41
The share-based compensation expense recorded in connection with the restricted stock was $1.0 and $4.6 during fiscal 2021 and 2020, respectively.
The Company’s outstanding and non-vested restricted stock as of June 30, 2021 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2020	1.4	$5.08
Vested	(0.2)	1.06
Cancelled	(0.7)	5.08
Outstanding and nonvested at June 30, 2021	0.5	$5.08
The total intrinsic value of restricted stock vested and settled during fiscal 2021 and 2020 was $1.2 and $4.5, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. At the time of grant, the phantom units had a value of $8.1 based on the closing price of the Company’s Class A Common Stock on July 21, 2015. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2021. The Company recognized $8.0 of share-based compensation expense during the fiscal year ended June 30, 2016 as there are no service or performance conditions with respect to the phantom units.
25. NET LOSS ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net loss attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net loss attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net loss attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2021, 2020 and 2019.
Net loss attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2021, 2020 and 2019. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2021	2020	2019
Amounts attributable to Coty Inc.:
Net loss from continuing operations	$(64.0)	$(1,093.9)	$(3,905.2)
Convertible Series B Preferred Stock dividends	(102.3)	(6.5)	—
Net loss from continuing operations attributable to common stockholders	(166.3)	(1,100.4)	(3,905.2)
Net income from discontinued operations, net of tax	(137.3)	87.2	121.0
Net (loss) income attributable to common stockholders	$(303.6)	$(1,013.2)	$(3,784.2)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	764.8	759.1	751.2
Weighted-average common shares and common share equivalents outstanding—Diluted(a)	764.8	759.1	751.2

(Loss) earnings per common share
Loss from continuing operations per common share - basic	$(0.22)	$(1.45)	$(5.20)
Loss from continuing operations per common share - diluted	$(0.22)	$(1.45)	$(5.20)

(Loss) earnings from discontinued operations - basic	$(0.18)	$0.12	$0.16
(Loss) earnings from discontinued operations - diluted	$(0.18)	$0.12	$0.16

Loss per common share - basic	$(0.40)	$(1.33)	$(5.04)
Loss per common share - diluted	$(0.40)	$(1.33)	$(5.04)

(a)As of June 30, 2021, 2020 and 2019, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
26. LEGAL AND OTHER CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (including asbestos claims related to the Company’s talc-based cosmetic products), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Certain Litigation. A consolidated purported stockholder class action and derivative complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. The case is currently at the discovery stage.
A purported stockholder class action complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, is captioned Crystal Garrett-Evans v. Coty Inc. et al., Case No. 1:20-cv-07277 (the “Evans Action”). On November 23, 2020, the court appointed the individual Susan Nock as lead plaintiff and the Rosen Firm as lead counsel. Plaintiff filed an amended complaint on January 22, 2021. The Amended Complaint asserts claims under the federal securities laws and seeks, among other things, monetary relief. On March 8, 2021, the Company filed a motion to dismiss the amended complaint, and on August 4, 2021 the court dismissed the amended complaint, holding that it failed to set forth a valid claim.
A second purported stockholder class action and derivative complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition and the Kylie Brands transaction as well as claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets by certain current and former officers and directors of the Company, is pending in the U.S. District Court for the Southern District of New York. The case, which was filed on November 17, 2020, is captioned Chris Lewis v. Becht et al., Case No. 1:20-cv-09685. The Company was named as a nominal defendant. The plaintiff seeks, among other things, injunctive and/or monetary relief. This case remains at an early stage. This action was voluntarily stayed during the pendency of the motion to dismiss the Evans Action.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.
A complaint alleging various claims including breach of contract and violations of the California Trade Secrets Act was filed against the Company and King Kylie LLC (“King Kylie”) in the Superior Court of the State of California, County of Los Angeles on June 30, 2020. The case is captioned Seed Beauty, LLC et al., v. Coty Inc., et al., Case No. 20VECV00721 (the “Seed Action”). The plaintiffs, Seed Beauty, LLC and BETA Beauty, LLC (collectively, “Seed”) sought a temporary restraining order to enjoin the Company and King Kylie from discussing or using certain alleged Seed trade secrets. The court denied this request. In addition, following the announcement of the potential deal between the Company and KKW Beauty, LLC (“KKW”), Seed commenced a lawsuit against KKW in the Superior Court of the State of California, County of Los Angeles. The case, which was filed June 19, 2020, is captioned Seed Beauty, LLC et al., v. KKW Beauty, LLC, Case No. 20VECV00684, and was before the same court as the Seed Action. Seed secured a temporary restraining order prohibiting KKW from sharing with the Company certain alleged Seed trade secrets related to the business relationship between Seed and KKW, as contained in certain documents filed in the action under seal. The Company was not a party to this action but the temporary restraining order imposed on KKW had been extended to the Company. In April 2021, SEED and King Kylie, KKW and the Company reached an agreement to settle the litigations brought by SEED, which have been formally dismissed. The Company’s portion of the settlement was not material including both its direct allocation as well as the portion attributable to King Kylie and its 20% KKW stake. A portion of the Company’s direct allocation was covered by indemnifications from the King Kylie and KKW sellers.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2021 are:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2021
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$361.7 million (approximately $73.0)
Aug-20		ICMS	2017-2019	R$663.2 million (approximately $133.8)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$341.1 million (approximately $68.8)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$186.4 million (approximately $37.6)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$76.0 million (approximately $15.3)
All cases are currently in the administrative process. The Company is seeking favorable administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable. Due to the fiscal environment in Brazil, the possibility of further tax assessments related to the same or similar matters cannot be ruled out.
Other Commitments
At June 30, 2021, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2022	$610.7
2023	46.4
2024	28.9
2025	5.3
2026	8.0
Thereafter	—
Total	$699.3

27. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately 10 years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2021, would be approximately $5.7. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, Cottage Holdco B.V. has agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her if and when the Award vests. See Note 24—Share-Based Compensation Plans for more information on the Award.
Relationship with KKR
As noted previously, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
basis. Assuming full conversion of the preferred stock (including any accrued dividends through June 30, 2021) and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 18.4% stake. On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock to HFS Holdings S.à r.l, a private limited liability company incorporated under the laws of Luxembourg that is beneficially owned by Peter Harf, a director of the Company. The transaction, which is subject to customary closing conditions, is expected to close on August 27, 2021.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business, which was completed on November 30, 2020. KKR owns approximately 60% of this separately managed entity and Coty owns the remaining approximately 40%.
During fiscal 2021 and 2020, fees of $7.6 and $25.5, respectively, were incurred with KKR in connection with the initial and second closings of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal 2021 or fiscal 2020.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 15—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
Coty owns 40% of the Wella Business as an equity investment and performs certain services to Wella.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The various services will be provided for a period of up to eighteen months and can be extended for another three month period. TSA fees and other fees earned since the divestiture were $86.6 and $3.4, respectively, for the seven months ended June 30, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations. As of June 30, 2021, accounts receivable from and accounts payable to Wella of $153.4 and $37.9, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Balance Sheets.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employee”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the year ended June 30, 2021, Coty recorded $2.3 of share-based compensation expense related to Wella employees, which was presented as part of Other (income) expense, net in the Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. For the seven months ended June 30, 2021, the Company reported sublease income of $9.1 from Wella.
Consulting Services and Other Arrangements
The Company had engaged certain affiliates of JAB to provide us with marketing technology services on customary market terms. As of June 30, 2020, these arrangements were no longer in effect. In addition, the Company’s former subsidiary, Beamly, entered into service agreements with affiliates of JAB for the provision of digital media services on customary market terms. Fees under each of these arrangements totaled less than $1.0 in fiscal 2020 and 2019, respectively.
Beatrice Ballini, a director, serves as a senior member of the Retail Practice and a leader of the Board and CEO Advisory Partners group at Russell Reynolds Associates. From time to time, the Company has engaged Russell Reynolds Associates, a global leadership and search firm, for recruiting assistance. The amounts of such services provided to the Company for fiscal 2021, 2020 and 2019 were $2.3, $0.6 and $0.1, respectively.
In connection with the appointment of Fiona Hughes as the Company’s former Chief Marketing Officer, Consumer Beauty, the Company agreed in principle to a secondment arrangement with Jacobs Douwe Egberts B.V., an affiliate of JAB, for the reimbursement of certain employment-related expenses through a transition period that ended February 2020. The amount of such reimbursement was approximately $0.6 for fiscal 2020.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
28. SUBSEQUENT EVENTS
On August 25, 2021, the Company completed an initial filing with the Brazilian Securities and Exchange Commission, Comissão de Valores Mobiliários, or CVM, in connection with its exploration of a potential public offering of a minority stake in its Brazilian operations. Such a transaction is subject to market and other conditions, including the approval by, and registration of the shares with, the CVM.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2021, 2020, and 2019
($ in millions, except per share data)
Valuation and Qualifying Accounts(a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Change through Acquisition/Divestiture	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2021	$91.1	$(28.4)	$5.7		$(20.7)	(b)(c)	$47.7
2020 (a)	48.1	—	55.4		(12.4)	(b)(c)	91.1
2019 (a)	81.8	—	11.6		(45.3)	(b)(c)	48.1
Allowance for customer returns:
2021	$67.8	$—	$131.3		$(109.2)		$89.9
2020 (a)	56.3	—	160.5		(149.0)		67.8
2019 (a)	81.1	—	161.2		(186.0)		56.3
Deferred tax valuation allowances:
2021	$54.9	$(14.9)	$1.4	(d)	$(8.0)		$33.4
2020 (a)	67.7	—	11.4	(d)	(24.2)		54.9
2019 (a)	104.6	—	4.6	(d)	(41.5)		67.7

(a)Includes amounts from continuing operations and held for sale.
(b)Includes reclassification between the allowance for doubtful accounts and gross trade receivables for presentation purposes.
(c)Includes amounts written-off, net of recoveries and cash discounts.
(d)Includes foreign currency translation adjustments unless otherwise noted.
1