Form 10-K/A
period 2021-06-30
COTY INC.
filed 2021-09-24
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1
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
At August 19, 2021, 766,065,761 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

EXPLANATORY NOTE
Coty Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company” or “Coty”, which may also be referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (“the Amendment”) to our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended June 30, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on August 26, 2021, to include the audited financial statements of Rainbow JVCO Limited and its subsidiaries (together, “Wella”), pursuant to Rule 3-09 of Regulation S-X. Wella has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the year ended June 30, 2021. In accordance with Rule 3-09(b), the separate audited financial statements of Wella for the seven months ended June 30, 2021 are being filed as an amendment to the Form 10-K as Exhibit 99.1 included in Part IV, Item 15 of this filing within 90 days after the end of Wella’s fiscal year.
This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibit 23.2, consent of Deloitte & Touche LLP and Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.
Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(d)Exhibits

Exhibit No.	Description
23.2	Consent of Deloitte SA related to Exhibit 99.1.
31.3	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a).
31.4	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d).
32.3	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350.
32.4	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350.
99.1	Audited Consolidated Financial Statements of Rainbow JVCO Limited as of and for the year ended June 30, 2021.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on September 24, 2021.

COTY INC.
By:	/s/ Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer