Form 10-Q
period 2021-09-30
COTY INC.
filed 2021-11-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At November 1, 2021, 818,476,414 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net revenues	$1,371.7	$1,124.1
Cost of sales	504.8	464.9
Gross profit	866.9	659.2
Selling, general and administrative expenses	776.3	583.4
Amortization expense	57.0	65.4
Restructuring costs	12.4	30.1
Acquisition- and divestiture-related costs	4.0	46.3
Operating income (loss)	17.2	(66.0)
Interest expense, net	59.8	62.1
Other income, net	(386.1)	(5.8)
Income (loss) from continuing operations before income taxes	343.5	(122.3)
Provision (benefit) for income taxes on continuing operations	114.6	(244.9)
Net income from continuing operations	228.9	122.6
Net income from discontinued operations	—	104.7
Net income	228.9	227.3
Net (loss) income attributable to noncontrolling interests	(0.5)	0.4
Net income attributable to redeemable noncontrolling interests	3.4	5.5
Net income attributable to Coty Inc.	$226.0	$221.4
Amounts attributable to Coty Inc.
Net income from continuing operations	226.0	116.7
Convertible Series B Preferred Stock dividends	(123.0)	(20.8)
Net income from continuing operations attributable to common stockholders	103.0	95.9
Net income from discontinued operations	—	104.7
Net income attributable to common stockholders	$103.0	$200.6

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.13	$0.13
Earnings from continuing operations per common share - diluted	0.13	0.13
Earnings from discontinued operations - basic	—	0.13
Earnings from discontinued operations - diluted	—	0.11
Earnings per common share - basic	0.13	0.26
Earnings per common share - diluted	0.13	0.24
Weighted-average common shares outstanding:
Basic	777.6	763.9
Diluted	787.7	916.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Net income	$228.9	$227.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(143.1)	(10.5)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(1.6) and $(1.9) during the three months ended, respectively	4.4	5.7
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $0.0 during the three months ended, respectively	0.5	(1.2)
Total other comprehensive loss, net of tax	(138.2)	(6.0)
Comprehensive income	90.7	221.3
Comprehensive income attributable to noncontrolling interests:
Net (loss) income	(0.5)	0.4
Foreign currency translation adjustment	(0.2)	(0.1)
Total comprehensive (loss) income attributable to noncontrolling interests	(0.7)	0.3
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.4	5.5
Comprehensive income attributable to Coty Inc.	$88.0	$215.5

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$376.9	$253.5
Restricted cash	45.5	56.9
Trade receivables—less allowances of $52.6 and $47.7, respectively	517.8	348.0
Inventories	660.7	650.8
Prepaid expenses and other current assets	459.3	473.9
Total current assets	2,060.2	1,783.1
Property and equipment, net	847.1	918.1
Goodwill	4,037.4	4,118.1
Other intangible assets, net	4,336.0	4,463.0
Equity investments	1,665.6	1,276.2
Operating lease right-of-use assets	302.6	318.5
Deferred income taxes	738.8	758.5
Other noncurrent assets	50.7	55.9
TOTAL ASSETS	$14,038.4	$13,691.4
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232.5	$1,166.1
Accrued expenses and other current liabilities	1,298.4	1,096.0
Mandatorily redeemable Convertible Series B Preferred Stock	394.2	—
Short-term debt and current portion of long-term debt	24.0	24.2
Current operating lease liabilities	69.0	75.7
Income and other taxes payable	53.7	53.4
Total current liabilities	3,071.8	2,415.4
Long-term debt, net	5,250.0	5,401.0
Long-term operating lease liabilities	257.8	269.3
Pension and other post-employment benefits	410.8	420.6
Deferred income taxes	768.4	674.9
Other noncurrent liabilities	298.3	327.6
Total liabilities	10,057.1	9,508.8
COMMITMENTS AND CONTINGENCIES (See Note 19)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.7 and 1.0 issued and 0.7 and 1.0 and outstanding, respectively, at September 30, 2021 and June 30, 2021	453.7	1,036.3
REDEEMABLE NONCONTROLLING INTERESTS	83.4	84.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at September 30, 2021 and June 30, 2021	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 883.3 and 832.3 issued and 817.0 and 766.0 outstanding, respectively, at September 30, 2021 and June 30, 2021	8.8	8.3
Additional paid-in capital	10,670.4	10,376.2
Accumulated deficit	(5,529.6)	(5,755.6)
Accumulated other comprehensive income	(459.9)	(321.9)
Treasury stock—at cost, shares: 66.3 at September 30, 2021 and at June 30, 2021	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,243.4	2,860.7
Noncontrolling interests	200.8	201.5
Total equity	3,444.2	3,062.2
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$14,038.4	$13,691.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2021
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units			51.0	—	—					—		—
Shares withheld for employee taxes					(4.2)					(4.2)		(4.2)
Share-based compensation expense					107.8					107.8		107.8
Equity Investment contribution for share-based compensation					1.6					1.6		1.6
Changes in dividends accrued					0.5					0.5		0.5
Conversion of Convertible Series B Preferred Stock				0.5	307.4					307.9		307.9		(307.9)
Reclassification to Mandatorily redeemable Convertible Series B Preferred Stock					—					—		—		(394.2)
Dividends Accrued - Convertible Series B Preferred Stock					(22.7)					(22.7)		(22.7)		22.7
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(6.7)					(6.7)		(6.7)		6.7
Deemed Dividends - Exchange Agreement					(93.6)					(93.6)		(93.6)		93.6
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.5)
Net income (loss)						226.0				226.0	(0.5)	225.5	3.4
Other comprehensive loss							(138.0)			(138.0)	(0.2)	(138.2)
Adjustment of redeemable noncontrolling interests to redemption value					4.1					4.1		4.1	(4.1)
BALANCE—September 30, 2021	1.5	$—	883.3	$8.8	$10,670.4	$(5,529.6)	$(459.9)	66.3	$(1,446.3)	$3,243.4	$200.8	$3,444.2	$83.4	$453.7

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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$228.9	$227.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.8	146.2
Non-cash lease expense	18.2	18.0
Deferred income taxes	89.9	(216.0)
Provision (releases) for bad debts	1.9	(3.4)
Provision for pension and other post-employment benefits	4.1	2.1
Share-based compensation	108.2	7.0
Unrealized gains from equity investments, net	(389.4)	—
Foreign exchange effects	(3.9)	16.9
Other	10.5	9.7
Change in operating assets and liabilities
Trade receivables	(183.5)	(149.7)
Inventories	(24.4)	(15.5)
Prepaid expenses and other current assets	(2.6)	9.2
Accounts payable	82.9	(103.9)
Accrued expenses and other current liabilities	231.0	152.6
Operating lease liabilities	(20.4)	(34.9)
Income and other taxes payable	16.1	(3.4)
Other noncurrent assets	3.3	9.7
Other noncurrent liabilities	(22.9)	(29.3)
Net cash provided by operating activities	285.7	42.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45.0)	(70.9)
Proceeds from sale of business, net of cash disposed	—	27.0
Termination of currency swaps designated as net investment hedges	—	(37.6)
Net cash used in investing activities	(45.0)	(81.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt, original maturity less than three months	—	1.6
Proceeds from revolving loan facilities	285.3	637.4
Repayments of revolving loan facilities	(365.5)	(554.2)
Repayments of term loans and other long-term debt	(6.0)	(48.3)
Dividend payment on Class A Common Stock	(0.8)	(0.8)
Dividend payment on Convertible Series B Preferred Stock	(3.5)	—
Proceeds from issuance of Convertible Series B Preferred Stock	—	227.2

Net (payments of) proceeds from foreign currency contracts	(11.0)	3.3
Purchase of remaining mandatorily redeemable noncontrolling interest	(7.1)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	—	(0.5)
Payment of financing fees	(10.4)	—
All other	(3.7)	(1.5)
Net cash (used in) provided by financing activities	(122.7)	264.2
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6.0)	(2.0)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	112.0	223.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	310.4	352.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$422.4	$575.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$20.9	$44.3
Net cash payments (refunds) for income taxes	13.1	(16.1)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$53.1	$46.0
Non-cash Series B Preferred Stock dividends and deemed dividends (See Note 15)	119.5	20.8
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2022” refer to the fiscal year ending June 30, 2022. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result, Coty owned a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella") as of September 30, 2021. See Note 8—Equity Investments for additional information.
As previously disclosed, the Company's chief operating decision maker ("CODM") has been in the process of finalizing her organization structure and how she will assess performance, and the Company has concurrently evaluated the potential impact to its segment reporting. Based on this evaluation, the Company has determined that it is appropriate to realign its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment. See Note 4—Segment Reporting for information on the Company's segments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2021. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2021 and June 30, 2021, the Company had restricted cash of $45.5 and $56.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2021 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2021. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.

Equity Investments
The Company elected the fair value option to account for its investment in Wella to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 8—Equity Investments).
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
Tax Information
The effective income tax rate for the three months ended September 30, 2021 and 2020 was 33.4% and 200.2%, respectively. The positive effective tax rate for the three months ended September 30, 2021 results from reporting income before taxes and a provision for income taxes. The positive effective tax rate for the three months ended September 30, 2020 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended September 30, 2021, as compared with the three months ended September 30, 2020, is primarily due to the limitation on the deductibility of executive stock compensation in the current period as well as a benefit related to a change in the Company's main principal location of $220.5 recorded in the prior period. The benefit recorded in the prior period was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2021 and June 30, 2021, the gross amount of UTBs was $278.5 and $279.9, respectively. As of September 30, 2021, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $158.2. As of September 30, 2021 and June 30, 2021, the liability associated with UTBs, including accrued interest and penalties, was $180.6 and $181.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.7 and $1.3 for the three months ended September 30, 2021 and 2020, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021 was $22.4 and $21.7, respectively. On the basis of the information available as of September 30, 2021, it is reasonably possible that a decrease of up to $20.0 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies certain interactions between the accounting for equity securities, equity method investments, and certain derivative instruments. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of this standard did not have a material impact on the Company's financial position and its results of operations.

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance under ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is in the process of assessing the impact, if any, that ASU No. 2020-04 is expected to have on the Company’s financial position, its results of operations and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The Company is evaluating the impact this guidance will have on the Company’s financial position, its results of operations and related disclosures.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with KKR Bidco, regarding a strategic transaction for the sale of the Wella Business, valuing the business at $4,300.0 on a cash- and debt-free basis. The transaction was completed on November 30, 2020 and Coty retained ownership of 40% of the Wella Business.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations in the prior period leading up to the date of the sale, and, as such, have been excluded from both continuing operations and segment results for all periods presented. The Wella Business was comprised of the Professional Beauty and Retail Hair businesses.

The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

Three Months Ended September 30, 2020
Net revenues	$566.4
Cost of sales	181.0
Gross profit	385.4
Selling, general and administrative expenses	240.0
Operating income	145.4
Interest expense, net (a)	11.8
Other expense (income), net	0.1
(Loss) income from discontinued operations before income taxes	133.5
(Benefit) provision for income taxes on discontinued operations	28.8
Net income from discontinued operations	$104.7

(a)Interest expense was allocated to the discontinued operations due to a requirement in the 2018 Coty Credit Agreement, as amended (defined in Note 11—Debt), that cash generated from the sale of the Wella Business is utilized to reduce the Company’s debt within the twelve months following the sale completion date, other than a maximum of $500.0 that will be used for reinvestment in the Company's business, pursuant to the 2018 Coty Credit Agreement, as amended. See Note 11—Debt for more information.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

Three Months Ended September 30, 2020
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$4.7
4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
As previously disclosed, the CODM has been in the process of finalizing her organization structure and how she will assess performance, and the Company has concurrently evaluated the potential impact to its segment reporting. Based on this evaluation, the Company has determined that it is appropriate to realign its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022. The Company has recast its results for fiscal 2021 to reflect the changes in its segments.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes stock compensation expense, restructuring and realignment costs, costs related to acquisition and divestiture activities, and impairments of long lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended September 30,
SEGMENT DATA	2021	2020
Net revenues:
Prestige	$870.7	$644.4
Consumer Beauty	501.0	479.7
Total	$1,371.7	$1,124.1
Operating income (loss):
Prestige	132.1	34.0
Consumer Beauty	11.4	(13.7)
Corporate	(126.3)	(86.3)
Total	$17.2	$(66.0)
Reconciliation:
Operating income (loss)	17.2	(66.0)
Interest expense, net	59.8	62.1
Other income, net	(386.1)	(5.8)
Income (loss) from continuing operations before income taxes	$343.5	$(122.3)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2021	2020
Fragrance	59.7%	56.0%
Color Cosmetics	28.4	30.1
Body Care & Other	11.9	13.9
Total	100.0%	100.0%
5. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three months ended September 30, 2021 and 2020.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $4.0 and $46.3 for the three months ended September 30, 2021 and 2020, respectively. Divestiture-related costs incurred during the three months ended September 30, 2021 and 2020 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business.
6. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,
	2021	2020
Transformation Plan	$12.4	$31.2
Other Restructuring	—	(1.1)
Total	$12.4	$30.1
Transformation Plan

In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $242.2 related to approved initiatives through September 30, 2021, which have been recorded in Corporate.
Over the next two fiscal years, the Company expects to incur approximately $65.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	12.4	—	—	12.4
Cumulative through September 30, 2021	$237.0	$(1.6)	$6.8	$242.2
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2021	$122.5	$—	$0.3	$122.8
Restructuring charges	14.9	—	—	14.9
Payments	(11.7)	—	(0.3)	(12.0)
Changes in estimates	(2.5)	—	—	(2.5)
Non-cash utilization	—	—	—	—
Effect of exchange rates	(2.2)	—	0.1	(2.1)
Balance—September 30, 2021	$121.0	$—	$0.1	$121.1
The Company currently estimates that the total remaining accrual of $121.1 will result in cash expenditures of approximately $68.5, $52.0 and $0.6 in fiscal 2022, 2023 and thereafter, respectively.
7. INVENTORIES
Inventories as of September 30, 2021 and June 30, 2021 are presented below:

	September 30, 2021	June 30, 2021
Raw materials	$162.1	$159.5
Work-in-process	8.3	12.5
Finished goods	490.3	478.8
Total inventories	$660.7	$650.8

8. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Condensed Consolidated Balance Sheets are represented by the following:

	September 30, 2021	June 30, 2021
Equity method investments:
KKW Holdings (a)	$15.6	$16.2
Equity investments at fair value:
Wella (b)	1,650.0	1,260.0

Total equity investments	$1,665.6	$1,276.2

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.

During the three months ended September 30, 2021 and 2020, the Company recognized ($0.6) and nil, respectively, representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.

(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a majority stake in Coty’s Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7, and retained a 40% stake in Wella. The Company initially computed the fair value of its retained noncontrolling interest investment based on the fair value of the Wella Business exchanged with KKR. This resulted in an initial fair value of $1,634.5 for the retained noncontrolling interest investment in Wella. Immediately after closing, Wella drew down on their third party debt for $1,282.4 and used $448.0 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. As of September 30, 2021 and June 30, 2021, the fair value of the Company's investment in Wella was estimated to be $1,650.0 and $1,260.0, respectively.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to an affiliate of KKR, KKR Rainbow Aggregator L.P. ("KKR Aggregator”) in exchange for the redemption of approximately half of KKR Aggregator's remaining Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends, reducing the Company's total shareholding in Wella to approximately 30.6%. On November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of approximately 56% of KKR Aggregator 's remaining convertible preferred shares in Coty, reducing the Company’s total shareholding in Wella to 25.9%. The transaction is expected close on November 30, 2021. Refer to Note 15—Equity and Convertible Preferred Stock.
The following table presents summarized financial information of the Company’s equity method investees for the period ending September 30, 2021. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Three Months Ended September 30,
2021
Summarized Statements of Operations information:
Net revenues	$619.2
Gross profit	429.7
Operating income	25.6
Income before income taxes	7.5
Net income	5.5

The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended September 30, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended September 30, 2021.

Equity investments at fair value:
Balance as of June 30, 2021	$1,260.0
Total gains/(losses) included in earnings - unrealized	390.0
Balance as of September 30, 2021	$1,650.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of September 30, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,650.0	Discounted cash flows	Discount rate	11.00% (a)
			Growth rate	1.5% - 4.2% (a)

		Market multiple	Revenue multiple	2.0x (b)
			EBITDA multiple	11.5x – 17.5x (b)

(a)The primary unobservable inputs used in the fair value measurement of the Company's equity investments with fair value option, when using a discounted cash flow method, are the discount rate and revenue growth rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. The Company estimates the discount rate based on the investees' projected cost of equity and debt. The revenue growth rate is forecasted for future years by the investee based on their best estimates. Significant increases (decreases) in the revenue growth rate in isolation would result in a significantly higher (lower) fair value measurement.
(b)The primary unobservable inputs used in the fair value measurement of the Company's equity investments with fair value option, when using a market multiple method, are the revenue multiple and EBITDA multiple. Significant increases (decreases) in the revenue multiple or EBITDA multiple in isolation would result in a significantly higher (lower) fair value measurement. The market multiples are derived from a group of guideline public companies.
The Exchange Agreement, as discussed in Note 15—Equity and Convertible Preferred Stock, was also included and weighted for the valuation purposes. Going forward, the weighting of the valuation approaches could have a significant impact on the valuation of the investment.

9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2021 and June 30, 2021 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2021	$6,384.0	$1,774.2	$8,158.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2021	$3,273.7	$844.4	$4,118.1

Changes during the period ended September 30, 2021
Foreign currency translation	(63.9)	(16.8)	(80.7)

Gross balance at September 30, 2021	$6,320.1	$1,757.4	$8,077.5
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at September 30, 2021	$3,209.8	$827.6	$4,037.4
As described in Note 4—Segment Reporting, the Company changed its segments during the quarter ended September 30, 2021. As a result, the Company allocated goodwill to the new segments using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2021 and June 30, 2021 are presented below:

	September 30, 2021	June 30, 2021
Indefinite-lived other intangible assets	$1,008.1	$1,018.7
Finite-lived other intangible assets, net	3,327.9	3,444.3
Total Other intangible assets, net	$4,336.0	$4,463.0

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2021	$1,018.7	$1,018.7

Changes during the period ended September 30, 2021
Foreign currency translation	(10.6)	(10.6)

Gross balance at September 30, 2021	$1,921.6	$1,921.6
Accumulated impairments	(913.5)	(913.5)
Net balance at September 30, 2021	$1,008.1	$1,008.1
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2021
License agreements and collaboration agreements	$4,192.9	$(1,229.1)	$(19.6)	$2,944.2
Customer relationships	803.1	(486.3)	(5.5)	311.3
Trademarks	330.2	(168.7)	(0.5)	161.0
Product formulations and technology	90.2	(62.4)	—	27.8
Total	$5,416.4	$(1,946.5)	$(25.6)	$3,444.3
September 30, 2021
License agreements and collaboration agreements	$4,124.3	$(1,251.1)	$(19.6)	$2,853.6
Customer relationships	765.7	(467.6)	(5.5)	292.6
Trademarks	327.9	(171.2)	(0.5)	156.2
Product formulations and technology	88.2	(62.7)	—	25.5
Total	$5,306.1	$(1,952.6)	$(25.6)	$3,327.9
Amortization expense was $57.0 and $65.4 for the three months ended September 30, 2021 and 2020, respectively.

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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2021	2020
Operating lease cost	$20.9	$19.2
Short-term lease cost	0.3	0.2
Variable lease cost	8.9	13.9
Sublease income	(5.3)	(1.5)
Net lease cost	$24.8	$31.8
Other information:
Operating cash outflows from operating leases	$(22.5)	$(31.4)
Right-of-use assets obtained in exchange for lease obligations	$8.4	$8.0

Weighted-average remaining lease term - real estate	6.4 years	6.8 years
Weighted-average discount rate - real estate leases	3.53%	3.20%
During the three months ended September 30, 2021 and 2020, the Company recorded asset impairment charges of $1.0 and $0.0, respectively. The impairment charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and primarily relate to sublease arrangements.
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2022, remaining	$62.1
2023	67.9
2024	54.9
2025	43.4
2026	36.1
Thereafter	104.9
Total future lease payments	369.3
Less: imputed interest	(42.5)
Total present value of lease liabilities	326.8
Current operating lease liabilities	69.0
Long-term operating lease liabilities	257.8
Total operating lease liabilities	$326.8

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

11. DEBT
The Company’s debt balances consisted of the following as of September 30, 2021 and June 30, 2021, respectively:

	September 30, 2021	June 30, 2021
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	812.2	833.3
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	590.0	670.0
2021 Coty Revolving Credit Facility due April 2025	—	—
2018 Coty Term A Facility due April 2023	111.1	114.0
2018 Coty Term B Facility due April 2025	1,440.3	1,461.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	638.2	654.7
2026 Euro Notes due April 2026	290.1	297.6
Other long-term debt and capital lease obligations	0.1	0.2
Total debt	5,332.0	5,481.5
Less: Short-term debt and current portion of long-term debt	(24.0)	(24.2)
Total Long-term debt	5,308.0	5,457.3
Less: Unamortized financing fees	(46.9)	(51.7)
Less: Discount on long-term debt	(11.1)	(4.6)
Total Long-term debt, net	$5,250.0	$5,401.0
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of September 30, 2021, total short-term debt remained constant at $0.0 from June 30, 2021. In addition, the Company had undrawn letters of credit of $14.3 and $15.0, and bank guarantees of $21.6 and $31.2 as of September 30, 2021 and June 30, 2021, respectively.
Long-Term Debt
Recent Developments
On September 30, 2021, the Company entered into an amendment to permanently reduce the existing 2018 Coty Revolving Credit Facility by $700.0 and add a new class of incremental revolving facilities in an aggregate principal amount of $700.0 that matures on April 5, 2025 (the "2021 Coty Revolving Credit Facility"). In connection with the 2021 Coty Revolving Credit Facility, the Company capitalized $7.0 of original issue debt discounts and $0.1 of deferred financing fees, and wrote off $0.6 of unamortized deferred financing fees, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations.
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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the "2018 Coty Credit Agreement"), which amended and restated the prior Coty credit agreement. The 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”). Initial borrowings under the 2018 Coty Term B Facility were issued at a 0.250% discount.
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
On April 29, 2020, the Company amended its existing credit agreement. The amendment (i) provided a net debt to EBITDA financial covenant "holiday" through March 31, 2021; (ii) established a minimum liquidity covenant through March 31, 2021 of $350.0, which increased to $500.0 for the prepayment event noted below; and (iii) effectively placed certain limitations on the ability to make certain investments and restricted payments (including limiting the Company's ability to pay dividends in cash through March 31, 2021) and on incurring additional secured indebtedness.
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7 for the sale of its 60% stake in Wella and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities on a pro rata basis and reserved a maximum of $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). If the Reinvestment Balance is not reinvested within twelve months, the Company is required to use the remainder to pay down its 2018 Coty Term A and B Facilities on a pro rata basis by December 2021. As a result of the prepayments, the outstanding balances of 2018 Coty Term A and B Facilities were reduced by $1,135.7 and $879.8, respectively. Additionally, in accordance with the 2018 Coty Credit Agreement, as amended, as a result of these prepayments, the minimum liquidity covenant increased from $350.0 to $500.0.
See above for the third amendment to the 2018 Coty Credit Agreement entered into on September 30, 2021.
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
The Senior Unsecured Notes are senior unsecured debt obligations of the Company and will be pari passu in right of payment with all of the Company’s existing and future senior indebtedness (including the 2018 Coty Credit Facilities described below). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors. The Senior Unsecured Notes are senior unsecured obligations of the Company and are effectively junior to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
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
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
(1)LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
(2)Alternate base rate (“ABR”) plus the applicable margin.
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

Fair Value of Debt

	September 30, 2021		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$1,712.2	$1,755.9	$1,733.3	$1,749.1
2018 Coty Credit Agreement	2,141.4	2,094.0	2,245.7	2,188.5
Senior Unsecured Notes	1,478.3	1,502.3	1,502.3	1,500.5
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2021, are presented below:

Fiscal Year Ending June 30,
2022, remaining	$17.9
2023	1,363.1
2024	23.9
2025	1,374.7
2026	2,552.3
Thereafter	—
Total	$5,331.9
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2021 through December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through June 30, 2023	4.00 to 1.00

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

As of September 30, 2021, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
12. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2021 and 2020, respectively, is presented below:

	Three Months Ended September 30,
	2021	2020
Interest expense	$62.8	$59.0
Foreign exchange (gains) losses, net of derivative contracts	(2.3)	4.4
Interest income	(0.7)	(1.3)
Total interest expense, net	$59.8	$62.1

13. EMPLOYEE BENEFIT PLANS
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company's non-U.S. pension plans. As a result, the Company recognized curtailment gains of $0.0 and $5.3 for the three months ended September 30, 2021 and 2020, respectively. The impact of the curtailment activity on the current and prior comparative periods is included in Other income, net in the Condensed Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2.4	$6.7	$0.2	$0.3	$2.6	$7.0
Interest cost	0.1	0.1	1.6	2.5	0.3	0.3	2.0	2.9
Expected return on plan assets	—	—	(1.1)	(1.9)	—	—	(1.1)	(1.9)
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.9)	(0.1)	(1.0)
Amortization of net loss	0.1	0.4	(0.1)	—	—	—	—	0.4
Settlement loss recognized	—	—	0.7	—	—	—	0.7	—
Curtailment gain recognized	—	—	—	(5.3)	—	—	—	(5.3)
Net periodic benefit cost (credit)	$0.2	$0.5	$3.5	$1.9	$0.4	$(0.3)	$4.1	$2.1
Net periodic benefit costs include amounts related to discontinued operations of $3.7 for the three months ended September 30, 2020.
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
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business, including through exposure to inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the transaction currency. To manage this exposure, beginning in June 2021, the Company entered into non-deliverable forward foreign-exchange contracts (the “NDF contracts”) that are intended to offset changes in cash flow attributable to currency exchange movements. The NDF contracts have been designated as foreign exchange cash flow hedges.

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
In September 2020, the Company terminated its existing net investment cross currency swap derivatives with notional amount of $550.0 in exchange for cash payment of $37.6. The related loss from this termination is included in accumulated other comprehensive income (loss) (“AOCI/(L)”) until the sale or substantial liquidation of the underlying net investments.
Beginning in July 2021, the Company entered into foreign exchange forward contracts to naturally hedge up to 80% of the Company's euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. The notional amount of those contracts was €1,600.0 million as of September 30, 2021. As a result, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €1,809.5 million as of June 30, 2021 to €207.1 million as of September 30, 2021.
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company may reduce its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative and positive impact of increases in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023. These interest rate swaps are designated and qualify as cash flow hedges. As of September 30, 2021 and June 30, 2021, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $1,000.0 and $1,900.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss)/gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $22.1 and $5.4 as of September 30, 2021 and June 30, 2021, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of September 30, 2021 and June 30, 2021.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2021	2020
Foreign exchange forward contracts	$1.7	$(1.2)
Interest rate swap contracts	(0.6)	0.2
Cross-currency swap contracts	—	(25.1)
Net investment hedges	16.7	(173.1)
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(11.1) and $(15.5) as of September 30, 2021 and June 30, 2021, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(7.6). As of September 30, 2021, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2021		2020
	Net revenues	Interest expense, net	Net revenues	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.1	$—	$1.0	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(5.0)	—	(9.8)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2021	2020
Foreign exchange contracts	Selling, general and administrative expenses	$—	$0.1
Foreign exchange contracts	Interest expense, net	7.3	5.3
Foreign exchange contracts	Other expense, net	(0.2)	(0.3)

15. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2021, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2021, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 817.0 million.
As of September 30, 2021, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 57% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). During the three months ended September 30, 2021, JABC did not acquire any shares of Class A Common Stock.
Series A and A-1 Preferred Stock
As of September 30, 2021, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of September 30, 2021, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of September 30, 2021, the Company has $1.2 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Convertible Series B Preferred Stock
On May 11, 2020, the Company entered into an Investment Agreement with KKR Aggregator, relating to the issuance and sale by the Company to KKR Aggregator of up to 1,000,000 shares of the Company’s new Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $1,000.0, or $1,000 per share (the “Issuance”). The Issuance was proposed to be issued in two tranches: (i) an initial issuance of 750,000 shares of Series B Preferred Stock (the “Initial Issuance”) and (ii) a subsequent issuance of 250,000 shares of Series B Preferred Stock (the “Second Issuance”), which was subject to the execution and delivery of a definitive purchase agreement between the Company and KKR Aggregator or certain of its affiliates in respect of the Wella Business.

On May 26, 2020 (the “Closing Date”), the Company and KKR Aggregator completed the issuance and sale of 750,000 shares of Series B Preferred Stock for an aggregate purchase price of $750.0. On July 31, 2020, the Company completed the sale of 250,000 shares of the Company’s Series B Preferred Stock to KKR Aggregator for an aggregate purchase price of $250.0.
On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock, to HFS Holdings S.à r.l, that is beneficially owned by Peter Harf, a director of the Company. The transaction, which was subject to customary closing conditions, closed on August 27, 2021.
On September 10, 2021, KKR Aggregator converted 285,576 shares of Series B Preferred Stock, and $26.4 of unpaid dividends into 50,000,088 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed the public secondary offering of 50,000,088 shares of Class A common stock. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by KKR Aggregator. As a result of the conversion, the Company measured the accrued dividends at fair value, which resulted in an increase of $6.7. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS.
On September 30, 2021, the Company entered into a definitive agreement to sell a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of Series B Preferred Stock, and $22.5 of unpaid dividends (the "Exchange Agreement"). The transaction was completed on October 20, 2021. As a result of the Exchange Agreement, the Series B Preferred Stock, net of issuance costs, and related accrued dividends were reclassified from temporary equity to liability as Mandatorily redeemable Convertible Series B Preferred Stock, as of September 30, 2021. Upon reclassification, the Company measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in an increase of $93.6. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS. A key input in determining the fair value of the liability is based on the Company's share price as of September 30, 2021. As this liability is not actively traded, it is classified as Level 2 fair value measurements. See Note 8—Equity Investments for additional information.
On November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of 154,683 shares of Series B Preferred Stock. The transaction is expected close on November 30, 2021. See Note 8—Equity Investments for additional information.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. On September 30, 2021, the Board of Directors declared a dividend on the Series B Preferred Stock of $22.7, of which $3.5 was paid. The Series B Preferred Stock had accrued unpaid dividends of $66.8 and $74.1 as of September 30, 2021 and June 30, 2021, respectively.
In October 2021, the Company paid the remaining accrued unpaid dividends on the Series B Preferred Stock, totaling $44.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of September 30, 2021, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three months ended September 30, 2021 and 2020.
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
The change in dividends accrued recorded to additional paid-in capital (“APIC”) in the Condensed Consolidated Balance Sheet as of September 30, 2021 was $0.5, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition to the activity noted above, the Company made a payment of $0.8 for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2021.
Total accrued dividends on unvested RSUs and phantom units of $1.6 and $1.1 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2021.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Loss) gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	0.6	16.7	(159.6)	—	(142.3)
Net amounts reclassified from AOCI/(L)	3.8	—	—	0.5	4.3
Net current-period other comprehensive income (loss)	4.4	16.7	(159.6)	0.5	(138.0)
Balance—September 30, 2021	$(11.1)	$(15.5)	$(418.9)	$(14.4)	$(459.9)

(a) For the three months ended September 30, 2021, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $0.5, net of tax of nil.

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

16. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2021	2020
Equity plan expense (a)	$107.8	$4.9
Equity plan modified and cash settled	—	0.9
Liability plan (income) expense	0.4	(0.1)
Fringe expense	0.1	—
Total share-based compensation expense	$108.3	$5.7

(a) Equity plan shared-based compensation expense of $107.8 and $6.2 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended September 30, 2021 and 2020, respectively. Of the $6.2 for the three months ended September 30, 2020, $1.3 was reclassified to discontinued operations.
The share-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, of $108.3 and $5.7, includes $108.3 and $6.4 of expense offset by nil and $(0.7) of income primarily due to significant executive forfeitures of share-based compensation instruments.
As of September 30, 2021, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $4.9, $0.0, $1.8 and $210.8, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.30, 0.00, 1.68 and 1.95 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted no shares of RSUs and other share awards during the three months ended September 30, 2021. The Company recognized share-based compensation expense of $106.9 and $5.3 for the three months ended September 30, 2021 and 2020, respectively.
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
In connection with this Award, Cottage Holdco B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., has agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) 10,000,000 shares of Common Stock no later than sixty days following the first vesting date. If, however, Ms. Nabi is terminated without cause or due to death or disability on or following the first vesting date but prior to the second vesting date, the Company has agreed to issue to Cottage Holdco B.V. the number of shares of Common Stock determined on pro-rata basis in accordance with the equity transfer agreement. In the event Ms. Nabi remains employed through the third vesting date, Cottage Holdco B.V. has agreed to transfer an additional 5,000,000 shares of Common Stock to Ms. Nabi. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10,000,000 shares of Common Stock to Ms. Nabi.
The Company recognized share-based compensation expense of $100.8 and nil for Ms. Nabi's award for the three months ended September 30, 2021 and 2020, respectively.
Restricted Stock
The Company granted no shares of restricted stock during the three months ended September 30, 2021. The Company recognized share-based compensation expense of $0.2 and $(0.1) for the three months ended September 30, 2021 and 2020, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three months ended September 30, 2021. The Company recognized share-based compensation expense (income) of $0.4 and $(0.1) for the three months ended September 30, 2021 and 2020, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2021. The Company recognized share-based compensation expense of $0.8 and $0.6 for the three months ended September 30, 2021 and 2020, respectively.

17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2021	2020
Amounts attributable to Coty Inc.:
Net income from continuing operations	$226.0	$116.7
Convertible Series B Preferred Stock dividends	(123.0)	(20.8)
Net income from continuing operations attributable to common stockholders	103.0	95.9
Net income from discontinued operations, net of tax	—	104.7
Net income attributable to common stockholders	$103.0	$200.6

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	777.6	763.9
Effect of dilutive stock options and Series A/A-1 Preferred Stock(a)	—	—
Effect of restricted stock and RSUs(b)	10.1	1.4
Effect of Convertible Series B Preferred Stock(c)	—	151.4
Weighted-average common shares outstanding—Diluted	787.7	916.7

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.13	$0.13
Earnings from continuing operations per common share - diluted(d)	0.13	0.13

Earnings from discontinued operations - basic	—	0.13
Earnings from discontinued operations - diluted	—	0.11

Earnings per common share - basic	0.13	0.26
Earnings per common share - diluted(d)	0.13	0.24

(a) For the three months ended September 30, 2021 and 2020, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 11.4 and 16.8 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended September 30, 2021 and 2020 , there were 5.0 and 10.9 million anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three months ended September 30, 2021, there were 163.1 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans and the convertible Series B Preferred Stock. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $123.0 and $20.8 for the three months ended September 30, 2021 and 2020, respectively, on net income applicable to common stockholders during the period.

18. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
Convertible Series B Preferred Stock
As a result of the Exchange Agreement, discussed in Note 15—Equity and Convertible Preferred Stock, Series B Preferred Stock and related accrued dividends were reclassified from temporary equity to liability as Mandatorily redeemable Convertible Series B Preferred Stock, as of September 30, 2021.
United Arab Emirates subsidiary
In July 2021, the Company purchased the remaining 25% noncontrolling interest of a certain subsidiary in the United Arab Emirates from the noncontrolling interest holder for $7.1, pursuant to the related U.A.E. Shareholders Agreement. The termination was effective on December 31, 2020 and immediately prior to the cash payment, the noncontrolling interest balance was recorded as a mandatorily redeemable financial instrument liability.
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of September 30, 2021, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $83.4 and $84.1 as the RNCI balances as of September 30, 2021 and June 30, 2021, respectively.
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
Certain Litigation. A consolidated purported stockholder class action and derivative complaint concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. The case is currently at the discovery stage with a trial date scheduled for November 2022.
A purported stockholder class action complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, is captioned

Crystal Garrett-Evans v. Coty Inc. et al., Case No. 1:20-cv-07277 (the “Evans Action”). On November 23, 2020, the court appointed the individual Susan Nock as lead plaintiff and the Rosen Firm as lead counsel. The plaintiff filed an amended complaint on January 22, 2021. The Amended Complaint asserts claims under the federal securities laws and seeks, among other things, monetary relief. On March 8, 2021, the Company filed a motion to dismiss the amended complaint, and on August 4, 2021 the court dismissed the amended complaint, holding that it failed to set forth a valid claim. There has been no appeal of the dismissal and the Evans Action has been concluded.
A second purported stockholder class action and derivative complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition and the Kylie Brands transaction as well as claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets by certain current and former officers and directors of the Company, is pending in the U.S. District Court for the Southern District of New York. The case, which was filed on November 17, 2020, is captioned Chris Lewis v. Becht et al., Case No. 1:20-cv-09685 (the “Lewis Action”). The Company was named as a nominal defendant. The plaintiff seeks, among other things, injunctive and/or monetary relief. This action was voluntarily stayed during the pendency of the motion to dismiss the Evans Action. Following the dismissal of the Evans Action, counsel for the plaintiff in the Lewis Action agreed to dismiss the case and the court has approved the dismissal of the action as of October 2021.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2021 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2021
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.0 million (approximately $0.2) (a)
Aug-20		ICMS	2017-2019	R$671.2 million (approximately $123.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$344.4 million (approximately $63.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$188.1 million (approximately $34.7)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$76.0 million (approximately $14.0)

(a) During the first quarter of fiscal 2022, assessments amounting in R$360.7 million (approximately $66.6) were dismissed by the Goiás State Treasury's Attorney Office in favor of the Company.
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
20. RELATED PARTY TRANSACTIONS
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, Cottage Holdco B.V. has agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her if and when the Award vests. See Note 16—Share-Based Compensation Plans for more information on the Award.

Relationship with KKR
As noted in Note 15—Equity and Convertible Preferred Stock, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business, which was completed on November 30, 2020. As of September 30, 2021 KKR owned 60% of this separately managed entity and Coty owned the remaining 40%. Refer to Note 15—Equity and Convertible Preferred Stock for the definitive agreement entered into with KKR that closed on October 20, 2021.
On September 10, 2021, KKR Aggregator converted a portion of its Series B Preferred Stock into Class A common stock of the Company and completed a secondary public offering of the converted shares of Class A common stock. Refer to Note 15—Equity and Convertible Preferred Stock.
Assuming full conversion of its remaining preferred stock (and accrued dividends through September 30, 2021) and no other changes to the Company’s capitalization, KKR Aggregator would be the second largest shareholder, with a 10.9% stake as of September 30, 2021.
On October 20, 2021, the Company completed the sale of a 9.4% stake in the Wella Business to KKR Aggregator in exchange for the Series B Preferred Stock Redemption, reducing the Company's total shareholding in the Wella Business to approximately 30.6% as of October 20, 2021. Additionally, on November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of approximately 56% of KKR Aggregator 's remaining convertible preferred shares in Coty, reducing the Company’s total shareholding in Wella to 25.9%. The transaction is expected close on November 30, 2021. Refer to Note 15—Equity and Convertible Preferred Stock.
During fiscal 2021, fees of $7.6 were incurred with KKR in connection with the second closing of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal 2022 or 2021.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 11—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of September 30, 2021, Coty owned 40% of the Wella Business as an equity investment and performs certain services to Wella. Refer to Note 8— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The various TSA services will be provided for a period of up to eighteen months and can be extended for another three month period. The Company and Wella may mutually agree to end certain TSA services before the contractual end date and may ramp down or phase out certain TSA services in the months leading up to the contractual end date. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $33.2 and $1.5, respectively, for the three months ended September 30, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations. As of September 30, 2021, accounts receivable from and accounts payable to Wella of $160.7 and $46.2, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three months ended September 30, 2021, Coty recorded $1.6 of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. For the three months ended September 30, 2021, the Company reported sublease income of $2.4 from Wella.

21. SUBSEQUENT EVENTS
KKR Definitive Agreement
On October 20, 2021, the Company completed the sale of 9.4% stake in the Wella Business to KKR in exchange for the redemption of approximately half of KKR's remaining Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends, reducing the Company's total shareholding in the Wella Business to approximately 30.6%. Additionally, on November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of approximately 56% of KKR Aggregator 's remaining convertible preferred shares in Coty, reducing the Company’s total shareholding in Wella to 25.9%. The transaction is expected close on November 30, 2021. Refer to Note 15—Equity and Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“Fiscal 2021 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”) and the related transition services (the “TSA”), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the strategic partnerships with Kylie Jenner and Kim Kardashian West, future cash flows, liquidity and borrowing capacity (including any refinancing activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan (as defined below), including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, the expected impact of global supply chain challenges or inflationary pressures, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company’s response to COVID-19, the Transformation Plan, the TSA, the integration of the strategic partnerships with Kylie Jenner and Kim Kardashian, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
•the timing, costs and impacts of divestitures and the amount and use of proceeds from any such transactions;
•future divestitures and the impact thereof on, and future acquisitions, new licenses and joint ventures and the integration thereof with, our business, operations, systems, financial data and culture and the ability to realize synergies, manage supply chain challenges and avoid future supply chain and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;
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
•currency exchange rate volatility and currency devaluation and/or inflation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”), product liability cases (including asbestos and talc-related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation, and litigation or investigations relating to the strategic partnerships with Kylie Jenner and Kim Kardashian West;
•our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the Wella Transaction and related carve-out and transition activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar global public health events, impact of global supply chain challenges, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2022” refer to the fiscal year ending June 30, 2022. Any reference to a year not preceded by “fiscal” refers to a calendar year.
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

The completion of the strategic Wella Transaction is a reflection of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. Our recent issuances of the senior secured notes further demonstrate our commitment to improve the maturity profile of our debt. In addition, we note the completion on October 20, 2021 of the sale of a 9.4% stake in the Wella Business to KKR Aggregator in exchange for the redemption of Series B Preferred Stock. Additionally, on November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of approximately 56% of KKR Aggregator 's remaining convertible preferred shares in Coty, reducing the Company’s total shareholding in Wella to 25.9%. The transaction is expected close on November 30, 2021. These transactions reflected significant appreciation in Wella’s value, illustrating the potential upside of the stand-alone business in the longer term.

COVID-19 Impacts Update

The COVID-19 pandemic has had material effects on all our product categories across all segments and geographies. most markets have recently shown encouraging signs of emergence from the pandemic; however, sporadic containment measures and travel restrictions continue to impact volume trends in certain markets. However, the recent loosening of social distancing protocols and the gradual removal or reduction of travel restrictions in certain key markets have contributed to increased demand and sales growth, with the Prestige segment and the travel retail channel in particular experiencing positive volume trends over the comparative period. We also continue to experience growth in e-commerce. Our Consumer Beauty segment has also shown moderate signs of recovery. However, many of our Consumer Beauty product categories continue to experience negative effects on sales volume due to changes in consumer behavior as a result of the pandemic and continued social distancing measures in certain regions.

As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our Transformation Plan, discussed below, to address the potentially longer-lasting impacts of the COVID-19, the intermittent lockdowns and possible economic uncertainty resulting from COVID-19 that continue in many markets. We anticipate the recovery to be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. Further, risks of inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. Currently, we are mitigating these risks through effective financial management and measures such as the use of alternative methods of transportation; however, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.

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

Other Matters

As previously disclosed, our CODM has been in the process of finalizing her organization structure and how she will assess performance, and we have concurrently evaluated the potential impact to our segment reporting. Based on this evaluation, we have determined that it is appropriate to realign our reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022.

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
Adjusted operating income/Adjusted EBITDA from continuing operations excludes restructuring costs and business structure realignment programs, amortization, acquisition- and divestiture-related costs and acquisition accounting impacts, stock-based compensation, and asset impairment charges and other adjustments as described below. For adjusted EBITDA, in addition to the preceding, we exclude adjusted depreciation as defined below. We do not consider these items to be reflective of our core operating performance due to the variability of such items from period-to-period in terms of size, nature and significance. They are primarily incurred to realign our operating structure and integrate new acquisitions, and implement divestitures of components of our business, and fluctuate based on specific facts and circumstances. Additionally, Adjusted net income attributable to Coty Inc. and Adjusted net income attributable to Coty Inc. per common share are adjusted for certain interest and other (income) expense items and preferred stock deemed dividends, as described below, and the related tax effects of each of the items used to derive Adjusted net income as such charges are not used by our management in assessing our operating performance period-to-period.
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
•Loss/(Gain) on divestitures: We have excluded the impact of Loss/(gain) on divestitures as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Stock-based compensation: Although stock-based compensation is a key incentive offered to our employees, we have excluded the effect of these expenses from the calculation of adjusted operating income and adjusted EBITDA. This is due to their primarily non-cash nature; in addition, the amount and timing of these expenses may be highly variable and unpredictable, which may negatively affect comparability between periods.
•Depreciation and Adjusted depreciation: Our adjusted operating income excludes the impact of accelerated depreciation for certain restructuring projects that affect the expected useful lives of Property, Plant and Equipment, as such charges vary significantly based on the size and timing of the programs. Further, we have excluded adjusted depreciation, which represents depreciation expense net of accelerated depreciation charges, from our adjusted EBITDA. Our management believes that the adjustment of these items supplement the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Other (income) expense: We have excluded the write-off of deferred financing fees and discounts that resulted from the pay down of our term debt from the proceeds of the Wella sale, due to the requirements of the 2018 Coty Credit Agreement, as amended. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the Exchange Agreement from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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
Basis of Presentation of Acquisitions, Divestitures and Terminations
During the period when we complete an acquisition, divestiture or early license termination, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) the divested brands or businesses or early terminated brands, to maintain comparable financial results with the current fiscal year period. There are no acquisitions, divestitures or early license terminations in the comparable periods that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As the sale of the Wella Business was completed on November 30, 2020, no net revenues, operating expenses, or net income from discontinued operations were recorded in the three months ended September 30, 2021. Financial results for the Wella Business for fiscal year 2021 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

THREE MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020
NET REVENUES
In the three months ended September 30, 2021, net revenues increased 22%, or $247.6, to $1,371.7 from $1,124.1 in the three months ended September 30, 2020, reflecting an increase in unit volume of 2%, a positive price and mix impact of 19%, and a positive foreign currency exchange translation impact of 1%. The overall increase in net revenues primarily reflects the reopening of stores across regions and increased leisure travel due to reduced COVID restrictions. A number of countries in the Asia Pacific region continued to experience rolling lockdowns; however, in China these lockdowns were generally of a shorter duration and confined to certain localities. The market reopening had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. The Prestige segment also benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, CK Defy, Tiffany Rose Gold, and the relaunch of Kylie cosmetics. In addition, the growth of e-commerce and continued expansion in the U.S. and China contributed to the net revenue increase.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2021	2020	Change %
NET REVENUES
Prestige	$870.7	$644.4	35%
Consumer Beauty	501.0	479.7	4%
Total	$1,371.7	$1,124.1	22%

Prestige
In the three months ended September 30, 2021, net revenues from the Prestige segment increased 35%, or $226.3 to $870.7 compared to $644.4 in the three months ended September 30, 2020, reflecting an increase in unit volume of 28%, a positive foreign currency exchange translation impact of 1%, and a positive price and mix impact of 6%. This increase in net revenues primarily reflects:
(i)an increase in net revenues from the travel retail business as many localities, particularly in North America, Europe, and China, have reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, CK Defy, Tiffany Rose Gold, and the global relaunch of Kylie cosmetics, as well as the continued success of Marc Jacobs Perfect, Gucci Guilty, and Gucci Makeup;
(iii)an increase in net revenues due to growth of e-commerce across the regions, distribution expansion in China, and additional shelf space in the U.S. retail stores; and
(iv)an increase in net revenues in the Russian market due to the resolution of a dispute with a primary distributor, which negatively impacted net revenues in the prior year.
These increases in net revenue were partially offset by:
(i)lower net revenues due to strategic initiatives to reduce sales through lower priced channels; and
(ii)lower net revenues related to Kylie skin products due to less innovation in the current fiscal year.

Consumer Beauty
In the three months ended September 30, 2021, net revenues from the Consumer Beauty segment increased 4%, or $21.3, to $501.0 from $479.7 in the three months ended September 30, 2020, reflecting a positive price and mix impact of 3%, and a positive foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
(i)an increase in net revenues due to market recovery from COVID-19, increasing customer demand and store traffic, which positively impacted all brands within the segment. The highest impacts were seen in CoverGirl and Max Factor. Additionally, new brand positioning and enhanced support for these brands contributed to the net revenue increase. The sales volume increase as a result of COVID-19 recovery was partially offset by a decrease in sales volume in Brazil, due to a recent price increase resulting in lower orders;
(ii)an increase in net revenues from adidas due to a strategic focus to expand the brand in China; and
(iii)an incremental increase in net revenues from Max Factor in China as a result of additional sell through trend compared to the prior comparative period.
These increases in net revenue were partially offset by lower net revenues due to strategic initiatives to reduce sales through lower priced channels.
COST OF SALES
In the three months ended September 30, 2021, cost of sales increased 9%, or $39.9, to $504.8 from $464.9 in the three months ended September 30, 2020. Cost of sales as a percentage of net revenues decreased to 36.8% in the three months ended September 30, 2021 from 41.4% in the three months ended September 30, 2020, resulting in a gross margin increase of approximately 460 basis points, primarily reflecting:
(i)approximately 230 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, as well as reduced sales of products through lower priced channels;
(ii)approximately 120 basis points related to decreased manufacturing overhead costs and variable costs due to increased manufacturing efficiencies and improvements in productivity;
(iii)approximately 100 basis points related to decreased excess and obsolescence expense on inventory due to higher than normal costs in the prior year as a result of the COVID-19 pandemic, as well as improvements in the current fiscal year in forecasting sales and improved focus on planning for new products; and
(iv)approximately 50 basis points related to price increases within our product portfolio.
These increases were partially offset by:
(i)approximately 40 basis points related to inflation in material costs;
(ii)approximately 20 basis points related to an unfavorable mix of Prestige brands with higher royalty rates; and
(iii)approximately 10 basis points related to higher freight expenses due to rising global logistics costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2021, selling, general and administrative expenses increased 33%, or $192.9, to $776.3 from $583.4 in the three months ended September 30, 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 56.6% in the three months ended September 30, 2021 from 51.9% in the three months ended September 30, 2020, or approximately 470 basis points. This increase primarily reflects:
(i)740 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021;
(ii)520 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches; and
(iii)60 basis points related to higher bad debt expense.
These increases were partially offset by the following decreases:
(i)660 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount;
(ii)120 basis points related to favorable transactional impacts from our exposure to foreign currency exchange fluctuations; and
(iii)70 basis points related to lower logistics costs as a percentage of net revenue.

OPERATING INCOME (LOSS)
In the three months ended September 30, 2021, operating income was $17.2 compared to a loss of $66.0 in the three months ended September 30, 2020. Operating income as a percentage of net revenues, increased to 1.3% in the three months ended September 30, 2021 as compared to an operating loss as a percentage of net revenues of 5.9% in the three months ended September 30, 2020. The improved operating margin is largely driven by a reduction in fixed costs, higher sales volume within the Prestige segment, lower cost of goods sold as a percentage of net revenues, a decrease in acquisition and divestiture related expenses, reduced restructuring expense, and lower amortization expense, partially offset by higher stock-based compensation and an increase in advertising and consumer promotional costs.
Operating Income by Segment

	Three Months Ended September 30,
(in millions)	2021	2020	Change %
Operating income (loss)
Prestige	$132.1	$34.0	>100%
Consumer Beauty	11.4	(13.7)	>100%
Corporate	(126.3)	(86.3)	(46)%
Total	$17.2	$(66.0)	>100%

Prestige
In the three months ended September 30, 2021, operating income for Prestige was $132.1 compared to income of $34.0 in the three months ended September 30, 2020. Operating margin increased to 15.2% of net revenues in the three months ended September 30, 2021 as compared to 5.3% in the three months ended September 30, 2020, driven by higher sales volume, a reduction in fixed costs, and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
Consumer Beauty
In the three months ended September 30, 2021, operating income for Consumer Beauty was $11.4 compared to loss of $13.7 in the three months ended September 30, 2020. Operating margin increased to 2.3% of net revenues in the three months ended September 30, 2021 as compared to (2.9)% in the three months ended September 30, 2020, driven by lower cost of goods sold as a percentage of net revenues and a reduction in fixed costs, partially offset by an increase in advertising and consumer promotional costs.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2021, the operating loss for Corporate was $126.3 compared to a loss of $86.3 in the three months ended September 30, 2020, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The increase in the operating loss for Corporate was primarily driven by an increase in share-based compensation expense, partially offset by a decrease in acquisition and divestiture related expenses and lower restructuring expense.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$132.1	$44.9	$177.0
Consumer Beauty	11.4	12.1	23.5
Corporate	(126.3)	126.3	—
Total	$17.2	$183.3	$200.5

	Three Months Ended September 30, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$34.0	$51.7	$85.7
Consumer Beauty	(13.7)	13.7	—
Corporate	(86.3)	86.3	—
Total	$(66.0)	$151.7	$85.7

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income (Loss) for Continuing Operations” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.
Adjusted Operating Income (Loss) and Adjusted EBITDA for Continuing Operations
We believe that adjusted operating income (loss) further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2021	2020	Change %
Reported operating income (loss)	$17.2	$(66.0)	>100%
% of net revenues	1.3%	(5.9)%
Amortization expense	57.0	65.4	(13)%
Restructuring and other business realignment costs	14.1	34.4	(59)%
Stock-based compensation	108.2	5.6	>100%
Costs related to acquisition and divestiture activities	4.0	46.3	(91)%
Total adjustments to reported operating income	183.3	151.7	21%
Adjusted operating income	$200.5	$85.7	>100%
% of net revenues	14.6%	7.6%
Adjusted depreciation	78.0	80.9	(4)%
Adjusted EBITDA	$278.5	$166.6	67%
% of net revenues	20.3%	14.8%

In the three months ended September 30, 2021, adjusted operating income increased $114.8 to $200.5 from $85.7 in the three months ended September 30, 2020. Adjusted operating margin increased to 14.6% of net revenues in the three months ended September 30, 2021 from 7.6% in the three months ended September 30, 2020. In the three months ended September 30, 2021, adjusted EBITDA increased $111.9 to $278.5 from $166.6 in the three months ended September 30, 2020. Adjusted EBITDA margin increased to 20.3% of net revenues in the three months ended September 30, 2021 from 14.8% in the three months ended September 30, 2020, primarily driven by a reduction in fixed costs and lower cost of goods sold as a percentage of net revenues, partially offset by an increase in advertising and consumer promotional costs.

Amortization Expense
In the three months ended September 30, 2021, amortization expense decreased to $57.0 from $65.4 in the three months ended September 30, 2020. In the three months ended September 30, 2021, amortization expense of $44.9 and $12.1 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2020, amortization expense of $51.7 and $13.7 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021, partially offset by amortization for the KKW acquisition completed in the third quarter of fiscal 2021.
Acquisition and Divestiture Activities
In the three months ended September 30, 2021 we incurred $4.0 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the three months ended September 30, 2020, we incurred $46.3 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $381.1 of cash costs life-to-date as of September 30, 2021, which have been recorded in Corporate.
In the three months ended September 30, 2021, we incurred restructuring and other business structure realignment costs of $14.1, as follows:
•We incurred restructuring costs of $12.4 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $1.7 primarily related to the Transformation Plan and certain other programs. This amount includes $(1.0) reported in selling, general and administrative expenses, and $2.7 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended September 30, 2020, we incurred restructuring and other business structure realignment costs of $34.4 as follows:
•We incurred restructuring costs of $30.1 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $4.3 primarily related to the Transformation Plan and certain other programs. This amount includes $4.3 reported in selling, general and administrative expenses, and nil reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended September 30, 2021, stock-based compensation was $108.2 as compared with $5.6 in the three months ended September 30, 2020. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Adjusted Depreciation Expense
In the three months ended September 30, 2021, adjusted depreciation expense of $38.0 and $40.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2020, adjusted depreciation expense of $34.1 and $46.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2021, net interest expense was $59.8 as compared with $62.1 in the three months ended September 30, 2020. This decrease is primarily due to the lower debt balance, partially offset by a higher average interest rate in the current period.

OTHER INCOME, NET
In the three months ended September 30, 2021, other income, net was $386.1 as compared with $5.8 in the three months ended September 30, 2020. This increase is primarily due to a favorable adjustment of $390.0 related to an unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2021 and 2020 was 33.4% and 200.2%, respectively. The positive effective tax rate for the three months ended September 30, 2021 results from reporting income before taxes and a provision for income taxes. The positive effective tax rate for the three months ended September 30, 2020 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended September 30, 2021, as compared with the three months ended September 30, 2020, is primarily due to the limitation on the deductibility of executive stock compensation in the current period as well as a benefit related to a change in our main principal location of $220.5 recorded in the prior period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$343.5	$114.6	33.4%	$(122.3)	$(244.9)	200.2%
Adjustments to reported operating income (a)	183.3			151.7
Change in fair value of investment in Wella Business (c)	(390.0)			—
Other adjustments (d)	0.2			(5.3)
Total Adjustments (b) (e)	(206.5)	(74.8)		146.4	250.9
Adjusted income before income taxes	$137.0	$39.8	29.1%	$24.1	$6.0	24.9%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations.”
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
(d)For the three months ended September 30, 2021, this primarily represents the loss from equity investment in KKW. For the three months ended September 30, 2020, this primarily represents the pension curtailment gain.
(e)The total tax impact on adjustments in the prior period includes a $220.5 benefit recorded as the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam on July 1, 2020.
The adjusted effective tax rate was 29.1% for the three months ended September 30, 2021 compared to 24.9% for the three months ended September 30, 2020. The differences were primarily due to the jurisdictional mix of income.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues, operating expenses, or net income from discontinued operations were recorded in the three months ended September 30, 2021. As we finalize post-closing adjustments to the purchase consideration for working capital and other contractually specified items over the coming months, there may be further adjustments to the purchase price and loss on sale. The Company anticipates resolution of any further purchase price adjustments in fiscal 2022.

NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $226.0 in the three months ended September 30, 2021 as compared to an income of $221.4 in the three months ended September 30, 2020. The increase in the income is primarily driven by higher operating income in the current year, and a favorable adjustment of $390.0 related to an unrealized gain in the Wella investment, partially offset by a tax benefit of $220.5 in the first quarter of fiscal 2021 which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam, and the net income recognized from discontinued operations in the prior fiscal year.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2021	2020	Change %
Net income from Coty Inc. net of noncontrolling interests	$226.0	$221.4	2%
Convertible Series B Preferred Stock dividends (a)	(123.0)	(20.8)	<(100%)
Reported net income attributable to Coty Inc.	$103.0	$200.6	(49)%
% of net revenues	7.5%	11.9%
Adjustments to reported operating income (b)	183.3	153.1	20%
Change in fair value of investment in Wella Business (c)	(390.0)	—	N/A
Adjustment to other expense (d)	0.2	(5.3)	>100%
Adjustments to noncontrolling interests (e)	(1.8)	(1.2)	(50)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	74.8	(255.9)	>100%
Adjustment for deemed Series B Preferred Stock dividends related to the Exchange Agreement (a) (f)	93.6	—	N/A
Adjusted net income attributable to Coty Inc.	$63.1	$91.3	(31)%
% of net revenues	4.6%	5.4%
Per Share Data
Adjusted weighted-average common shares
Basic	777.6	763.9
Diluted (a)	787.7	763.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.08	$0.12
Diluted (a)	$0.08	$0.12

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. For both periods presented, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations”
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended September 30, 2021, this primarily represents the loss from equity investment in KKW. For the three months ended September 30, 2020, this primarily represents the pension curtailment gain.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(f)This adjustment represents the deemed dividend from the Exchange Agreement on September 30, 2021. The deemed dividend is the result of carrying the Convertible Series B Preferred Stock at fair value.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of funds include cash expected to be generated from operations, borrowings from issuance of debt and lines of credit provided by banks and lenders in the U.S. and abroad.
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
On November 30, 2020, the Company completed the sale of the Wella Business. As part of the transaction, we received cash proceeds of $2,451.7 and retained a 40% stake in the business. In accordance with the 2018 Coty Credit Agreement, we utilized $2,015.5 of the net proceeds of the sale of the Wella Business to pay down our 2018 Coty Term A and B Facilities on a pro rata basis and reserved a maximum of $500.0 for reinvestment in the business ("the Reinvestment Balance"). If the Reinvestment Balance is not reinvested within twelve months, we are required to use the remainder to pay down our 2018 Coty Term A and B Facilities on a pro rata basis by December 2021.
On September 10, 2021, KKR converted 285,576 shares of Series B Preferred Stock, and $26.4 of unpaid dividends into 50,000,088 shares of Class A common stock. Immediately after the conversion, the Investor completed the public secondary offering of 50,000,088 shares of Class A common stock. We did not receive any proceeds from the sale of the shares of Class A Common Stock by KKR.
On October 20, 2021, the Company completed the sale of a 9.4% stake in the Wella Business to KKR in exchange for the redemption of 290,465 shares of Series B Preferred Stock, and $22.5 of unpaid dividends, reducing the Company's total shareholding in the Wella Business to approximately 30.6%. Additionally, on November 6, 2021, Coty entered into a definitive agreement to sell an additional approximate 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of approximately 56% of KKR Aggregator 's remaining convertible preferred shares in Coty, reducing the Company’s total shareholding in Wella to 25.9%. The transaction is expected close on November 30, 2021. Refer to Note 15—Equity and Convertible Preferred Stock.
As of November 5, 2021, the Company has obtained binding commitments from lenders under the 2018 Coty Credit Agreement, as amended, to replace its two existing classes of revolving commitments, having an aggregate principal amount of $2,750.0, with a single class of revolving commitments, having an aggregate principal amount of $2,000.0. The resulting class of revolving commitments will have substantially the same terms as the new class of revolving commitments established pursuant to the 2021 Coty Revolving Credit Facility, including a maturity in April 2025. The Company expects the transaction to close in the second quarter of 2022, subject to the refinancing conditions.
Our response to the impact of COVID-19
In response to the ongoing risks presented by the COVID-19 pandemic, we continue to utilize a number of measures to bolster our liquidity position and provide additional financial flexibility. Such measures include actively aligning operating expenses to the current state of the business, initiatives to improve cash flow and hiring and travel restrictions. We have also reduced advertising and consumer promotion costs for sales channels heavily impacted by the pandemic. However, as certain markets have reopened, we have increased these expenditures to bolster key brands and product launches. We will continue to actively manage our working capital to support our liquidity needs.
Despite encouraging signs of recovery in the latter half of fiscal 2021 and continuing into the first quarter of fiscal 2022, the impact and duration of COVID-19 on our business continues to be uncertain. In addition, risks of inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. Currently, we are mitigating these risks through effective financial management and measures such as the use of alternative methods of transportation; however, such measures may not fully offset the impact to our operating performance. However, as a result of cash on hand and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of COVID-19, we have implemented a plan to reduce our cost base by the end of fiscal 2023, with additional plans for savings in fiscal 2024. This plan includes an adaptation of our supply network, organizational changes, renegotiation of purchasing and licensing agreements, as well as a reduction of certain discretionary expenses.

Debt
Management is in the process of deleveraging our company and improving the maturity mix of our debt. In the fourth quarter of fiscal 2021, we refinanced $900.0 of our dollar-denominated term loan debt and €700.0 million (approximately $833.3 as of June 30, 2021) of our euro-denominated term loan debt that were scheduled to mature in 2023 with new senior secured notes that mature in 2026. This improved our medium term liquidity. We used the net proceeds of these offerings to repay portions of the term loans outstanding under the existing credit facilities and to pay related premiums, fees and expenses thereto. As noted above, our Convertible Series B Preferred stock was converted and exchanged during the quarter which reduces our future commitment to preferred shareholders improving our ability to reduce our external debt. As we refinance our debt in order to extend maturing obligations, the applicable interest rates have been, and are likely to continue to be, higher than previous applicable interest rates, due in large part to prevailing macroeconomic conditions and our credit ratings at the time. Despite these higher interest rates, we expect that our interest expense will be favorably impacted by lower overall debt balances as we continue to deleverage. See Note 11—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $175.5 and $133.6 as of September 30, 2021 and June 30, 2021, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $264.2 and $191.2 during the three months ended September 30, 2021 and 2020, respectively.
Cash Flows

	Three Months Ended September 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$285.7	$42.6
Net cash used in investing activities	(45.0)	(81.5)
Net cash (used in) provided by financing activities	(122.7)	264.2
Net cash provided by operating activities
Net cash provided by operating activities was $285.7 and $42.6 for the three months ended September 30, 2021 and 2020, respectively. The increase in cash flows from operating activities of $243.1 was driven by higher cash net income and positive impacts from changes in net working capital. Cash net income was positively impacted by reductions in costs as a percentage of net revenues, and higher net revenues, primarily in the Prestige segment. Higher inflows from changes in net working capital was mainly driven by increases from Accounts payable and Accrued expenses and other current liabilities, which was partially offset by a net lower cash inflows from changes in other working capital accounts. Changes in Accounts payable in the prior year were impacted by the timing of payments, which did not occur in the current year to the same extent. Changes in Accrued expenses and other current liabilities in the first quarter of the current year resulted in higher inflows from an increase in accruals for advertising and consumer promotional costs to support key brands and product launches.
Net cash used in investing activities
Net cash used in investing activities was $(45.0) and $(81.5) for the three months ended September 30, 2021 and 2020, respectively, a decrease in cash flows used in investing activities of $36.5 year over year. The current year outflows were related to capital expenditure spend, which was $25.9 lower during the first three months of the current fiscal year compared to prior year driven by management's plans to reduce capital expenditures. Furthermore, the prior year cash flows associated with investing activities were negatively impacted by the one-time net outflows from the termination of the cross currency swap associated with net investment hedges which were only partially offset by the proceeds associated with the sale of a business.
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities during the three months ended September 30, 2021 and 2020 was $(122.7) and $264.2, respectively. The increase in cash used in financing activities of $386.9 is primarily driven by the prior year impact of $227.2 of cash inflows associated with proceeds from the issuance of additional Convertible Series B Preferred Stock, which did not reoccur in the current year. The increase in cash used in financing activities in the current year was also the result of net repayments for debt, primarily associated with the Company's revolving loan facility compared to net cash borrowings from debt in the prior year.

Dividends
On April 29, 2020, our Board of Directors suspended the payment of dividends, in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends until we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 4x. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ending June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have been declared and paid in October 2021. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. On September 30, 2021, the Board of Directors declared a dividend on the Series B Preferred Stock of $22.7, of which $3.5 was paid.
For additional information on our dividends, see Note 15—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For information on our Share Repurchase Program, see Note 15—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Commitments and Contingencies
See Note 18—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our United Arab Emirates subsidiary and subsidiary in the Middle East.
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 19—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $14.3 and $15.0 and bank guarantees of $21.6 and $31.2 as of September 30, 2021 and June 30, 2021, respectively.
Contractual Obligations
See Note 10—Leases and Note 11—Debt for updates to our contractual obligations resulting from the Wella Transaction.
Our principal contractual obligations and commitments as of September 30, 2021 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2021 Form 10-K, except as noted above. For the three months ended September 30, 2021, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
Below are disclosures regarding our equity investments. As of September 30, 2021, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2021 Form 10-K.

Equity Investments
The Company elected the fair value option to account for its investment in the Wella Business to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. The weighting of the approaches could have a significant impact on the valuation of the investment.
On October 20, 2021 the Company completed the sale of a 9.4% stake in the Wella Business to KKR in exchange for the redemption of $312.9 of the Company's Series B Preferred Stock and accrued dividends. This transaction was also included and weighted for the valuation purposes.
Changes in the fair value of equity investments under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 8—Equity Investments and Note 15—Equity and Convertible Preferred Stock).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 14—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management following the Wella Transaction. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2021 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2021.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Separation Agreement dated as of September 19, 2021 between Coty Inc. and Richard Jones. †
10.2
Underwriting Agreement, dated September 7, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on September 10, 2021).

10.3
Redemption Agreement, dated as of September 30, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 1, 2021).

10.4
Redemption Agreement, dated as of November 6, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.à r.l. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2021).

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

COTY INC.

Date: November 8, 2021	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)