Form 10-Q
period 2021-12-31
COTY INC.
filed 2022-02-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At February 1, 2022, 838,777,633 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenues	$1,578.2	$1,415.6	$2,949.9	$2,539.7
Cost of sales	561.1	584.0	1,065.9	1,048.9
Gross profit	1,017.1	831.6	1,884.0	1,490.8
Selling, general and administrative expenses	718.9	641.5	1,495.2	1,224.9
Amortization expense	51.4	61.8	108.4	127.2
Restructuring costs	(4.1)	59.6	8.3	89.7
Acquisition- and divestiture-related costs	6.9	51.7	10.9	98.0
Operating income (loss)	244.0	17.0	261.2	(49.0)
Interest expense, net	60.9	59.2	120.7	121.3
Other (income) expense, net	(126.2)	17.6	(512.3)	11.8
Income (loss) from continuing operations before income taxes	309.3	(59.8)	652.8	(182.1)
Provision (benefit) for income taxes on continuing operations	49.4	(40.8)	164.0	(285.7)
Net income (loss) from continuing operations	259.9	(19.0)	488.8	103.6
Net income (loss) from discontinued operations	3.8	(235.6)	3.8	(130.9)
Net income (loss)	263.7	(254.6)	492.6	(27.3)
Net loss attributable to noncontrolling interests	(0.9)	(2.5)	(1.4)	(2.1)
Net income attributable to redeemable noncontrolling interests	3.2	0.2	6.6	5.7
Net income (loss) attributable to Coty Inc.	$261.4	$(252.3)	$487.4	$(30.9)
Amounts attributable to Coty Inc.
Net income from continuing operations	257.6	(16.7)	483.6	100.0
Convertible Series B Preferred Stock dividends	(68.7)	(23.1)	(191.7)	(43.9)
Net income from continuing operations attributable to common stockholders	188.9	(39.8)	291.9	56.1
Net income from discontinued operations	3.8	(235.6)	3.8	(130.9)
Net income attributable to common stockholders	$192.7	$(275.4)	$295.7	$(74.8)

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.23	$(0.05)	$0.36	$0.07
Earnings from continuing operations per common share - diluted	0.23	(0.05)	0.36	0.07
Earnings from discontinued operations - basic	—	(0.31)	—	(0.17)
Earnings from discontinued operations - diluted	—	(0.31)	—	(0.17)
Earnings per common share - basic	0.23	(0.36)	0.36	(0.10)
Earnings per common share - diluted	0.23	(0.36)	0.36	(0.10)
Weighted-average common shares outstanding:
Basic	829.1	764.6	803.3	764.3
Diluted	842.7	764.6	815.1	926.6

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net income (loss)	$263.7	$(254.6)	$492.6	$(27.3)
Other comprehensive income (loss):
Foreign currency translation adjustment	(107.7)	139.6	(250.8)	129.1
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(1.8) and $(2.9), and $(3.4) and $(4.8) during the three and six months ended, respectively	5.5	9.7	9.9	15.4
Pension and other post-employment benefits adjustment, net of tax of $0.0 and $4.3, and $0.0 and $4.3 during the three and six months ended, respectively	1.8	(13.5)	2.3	(14.7)
Total other comprehensive (loss) income, net of tax	(100.4)	135.8	(238.6)	129.8
Comprehensive income (loss)	163.3	(118.8)	254.0	102.5
Comprehensive income attributable to noncontrolling interests:
Net loss	(0.9)	(2.5)	(1.4)	(2.1)
Foreign currency translation adjustment	(0.1)	0.2	(0.3)	0.1
Total comprehensive loss attributable to noncontrolling interests	(1.0)	(2.3)	(1.7)	(2.0)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	3.2	0.2	6.6	5.7
Comprehensive income (loss) attributable to Coty Inc.	$161.1	$(116.7)	$249.1	$98.8

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$523.4	$253.5
Restricted cash	39.1	56.9
Trade receivables—less allowances of $37.9 and $47.7, respectively	506.8	348.0
Inventories	589.0	650.8
Prepaid expenses and other current assets	520.1	473.9
Total current assets	2,178.4	1,783.1
Property and equipment, net	772.7	918.1
Goodwill	3,990.7	4,118.1
Other intangible assets, net	4,222.1	4,463.0
Equity investments	1,189.8	1,276.2
Operating lease right-of-use assets	299.6	318.5
Deferred income taxes	723.2	758.5
Other noncurrent assets	57.5	55.9
TOTAL ASSETS	$13,434.0	$13,691.4
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,394.3	$1,166.1
Accrued expenses and other current liabilities	1,327.1	1,096.0
Short-term debt and current portion of long-term debt	23.8	24.2
Current operating lease liabilities	70.0	75.7
Income and other taxes payable	86.9	53.4
Total current liabilities	2,902.1	2,415.4
Long-term debt, net	4,878.5	5,401.0
Long-term operating lease liabilities	252.3	269.3
Pension and other post-employment benefits	400.8	420.6
Deferred income taxes	776.7	674.9
Other noncurrent liabilities	328.9	327.6
Total liabilities	9,539.3	9,508.8
COMMITMENTS AND CONTINGENCIES (See Note 20)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 1.0 issued and 0.1 and 1.0 and outstanding, respectively, at December 31, 2021 and June 30, 2021	142.4	1,036.3
REDEEMABLE NONCONTROLLING INTERESTS	83.7	84.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at December 31, 2021 and June 30, 2021	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 905.0 and 832.3 issued and 838.7 and 766.0 outstanding, respectively, at December 31, 2021 and June 30, 2021	9.0	8.3
Additional paid-in capital	10,737.2	10,376.2
Accumulated deficit	(5,268.2)	(5,755.6)
Accumulated other comprehensive income	(560.2)	(321.9)
Treasury stock—at cost, shares: 66.3 at December 31, 2021 and at June 30, 2021	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,471.5	2,860.7
Noncontrolling interests	197.1	201.5
Total equity	3,668.6	3,062.2
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$13,434.0	$13,691.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2021
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units			51.0	—	—					—		—
Shares withheld for employee taxes					(4.2)					(4.2)		(4.2)
Share-based compensation expense					107.8					107.8		107.8
Equity Investment contribution for share-based compensation					1.6					1.6		1.6
Changes in dividends accrued					0.5					0.5		0.5
Conversion of Convertible Series B Preferred Stock				0.5	307.4					307.9		307.9		(307.9)
Reclassification to Mandatorily redeemable Convertible Series B Preferred Stock					—					—		—		(394.2)
Dividends Accrued - Convertible Series B Preferred Stock					(22.7)					(22.7)		(22.7)		22.7
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(6.7)					(6.7)		(6.7)		6.7
Deemed Dividends - Exchange Agreement					(93.6)					(93.6)		(93.6)		93.6
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.5)
Net income (loss)						226.0				226.0	(0.5)	225.5	3.4
Other comprehensive loss							(138.0)			(138.0)	(0.2)	(138.2)
Adjustment of redeemable noncontrolling interests to redemption value					4.1					4.1		4.1	(4.1)
BALANCE—September 30, 2021	1.5	$—	883.3	$8.8	$10,670.4	$(5,529.6)	$(459.9)	66.3	$(1,446.3)	$3,243.4	$200.8	$3,444.2	$83.4	$453.7

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Exercise of employee stock options and restricted stock units			(48.2)							—		—
Shares withheld for employee taxes					(7.1)					(7.1)		(7.1)
Share-based compensation expense					26.9					26.9		26.9
Equity Investment contribution for share-based compensation					(3.0)					(3.0)		(3.0)
Changes in dividends accrued					0.2					0.2		0.2
Conversion of Convertible Series B Preferred Stock			69.9	0.2	121.4					121.6		121.6		(121.6)
Exchange Transaction										—		—		(212.7)
Dividends Accrued - Convertible Series B Preferred Stock					(5.9)					(5.9)		(5.9)		5.9
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(0.8)					(0.8)		(0.8)		0.8
Deemed Dividends - Redemption of Convertible Series B Preferred Stock					(66.4)					(66.4)		(66.4)		66.4
Deemed Contributions - Convertible Series B Preferred Stock					4.4					4.4		4.4		(4.4)
Dividends Paid - Convertible Series B Preferred Stock										—		—		(45.7)
Net income (loss)						261.4				261.4	(0.9)	260.5	3.2
Other comprehensive income							(100.3)			(100.3)	(0.1)	(100.4)
Distribution to noncontrolling interests, net										—	(2.7)	(2.7)	(5.8)
Adjustment of redeemable noncontrolling interests to redemption value					(2.9)					(2.9)		(2.9)	2.9
BALANCE—December 31, 2021	1.5	$—	905.0	$9.0	$10,737.2	$(5,268.2)	$(560.2)	66.3	$(1,446.3)	$3,471.5	$197.1	$3,668.6	$83.7	$142.4

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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$492.6	$(27.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267.6	289.7
Non-cash lease expense	36.6	41.2
Deferred income taxes	99.4	(299.6)
Provision (releases) for bad debts	1.1	(6.4)
Provision for pension and other post-employment benefits	8.5	7.7
Share-based compensation	135.8	22.3
Gains on disposals of long-term assets	(91.1)	—
(Gain) loss on sale of business in discontinued operations	(4.8)	219.1
Realized and unrealized gains from equity investments, net	(516.9)	—
Foreign exchange effects	(9.9)	31.7
Deferred financing fees write-offs	6.7	—
Other	9.3	38.7
Change in operating assets and liabilities
Trade receivables	(188.7)	(178.6)
Inventories	40.2	113.8
Prepaid expenses and other current assets	(101.5)	(73.8)
Accounts payable	257.1	(61.8)
Accrued expenses and other current liabilities	271.8	283.3
Operating lease liabilities	(40.2)	(79.2)
Income and other taxes payable	46.9	98.0
Other noncurrent assets	(4.4)	29.2
Other noncurrent liabilities	18.6	24.7
Net cash provided by operating activities	734.7	472.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(86.0)	(111.6)
Proceeds from sale of long-term assets	126.5	2.1
Proceeds from contingent consideration from sale of discontinued business	34.0	—
Proceeds from sale of business, net of cash disposed	—	27.0
Proceeds from sale of discontinued business, net of cash disposed	—	2,386.2
Return of capital from equity investments	—	448.0
Termination of currency swaps designated as net investment hedges	—	(37.6)
Net cash provided by investing activities	74.5	2,714.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt, original maturity less than three months	—	1.2
Proceeds from revolving loan facilities	444.3	1,376.2
Repayments of revolving loan facilities	(1,114.7)	(2,426.1)
Proceeds from issuance of other long-term debt	500.0	—
Repayments of term loans and other long-term debt	(212.2)	(2,113.7)
Dividend payment on Class A Common Stock	(1.2)	(1.5)
Dividend payment on Convertible Series B Preferred Stock	(49.2)	—

Proceeds from issuance of Convertible Series B Preferred Stock	—	227.2
Net (payments of) proceeds from foreign currency contracts	(50.8)	12.6
Purchase of remaining mandatorily redeemable noncontrolling interest	(7.1)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(8.5)	(6.3)
Payment of deferred financing fees	(37.2)	—
All other	(10.9)	(2.4)
Net cash used in financing activities	(547.5)	(2,932.8)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9.6)	(0.7)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	252.1	253.3
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	310.4	352.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$562.5	$605.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$109.0	$133.7
Net cash payments (refunds) for income taxes	43.5	(10.6)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$56.3	$40.3
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	603.3	—
Conversion of Series B Preferred Stock into Class A Common Stock	429.5	—
Non-cash Series B Preferred Stock dividends and deemed dividends (contributions)	(1.1)	43.9
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result, Coty owned a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella") immediately after the transaction. As of December 31, 2021, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information.
During the first quarter of fiscal 2022, the Company's chief operating decision maker ("CODM") finalized the Company's organizational structure and how performance will be assessed, and the Company realigned its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment. See Note 4—Segment Reporting for information on the Company's segments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2021. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2021 and June 30, 2021, the Company had restricted cash of $39.1 and $56.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2021 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2021. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Wella to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other (income) expense, net within the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments).
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
Tax Information
The effective income tax rate for the three and six months ended December 31, 2021 and 2020 was 16.0% and 68.2%, respectively, and 25.1% and 156.9%, respectively. The positive effective tax rate for the six months ended December 31, 2021 results from reporting income before taxes and a provision for income taxes. The positive effective tax rate for the six months ended December 31, 2020 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended December 31, 2021, as compared with the three months ended December 31, 2020, is primarily due to a benefit of $18.8 in the current period recognized on the revaluation of the Company's deferred tax assets due to a tax rate increase enacted in the Netherlands. The change in the effective tax rate for the six months ended December 31, 2021, as compared with the six months ended December 31, 2020, is primarily due to the limitation on the deductibility of executive stock compensation and large fair value gains related to the investment in the Wella business in the current period, as well as a benefit related to a change in the Company's main principal location of $220.5 recorded in the prior period. The benefit recorded in the prior period was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2021 and June 30, 2021, the gross amount of UTBs was $267.9 and $279.9, respectively. As of December 31, 2021, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $147.7. As of December 31, 2021 and June 30, 2021, the liability associated with UTBs, including accrued interest and penalties, was $169.0 and $181.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(1.0) and $(0.2) for the three months ended December 31, 2021 and 2020, respectively, and $(0.3) and $1.0, for the six months ended December 31, 2021 and 2020, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021 was $21.4 and $21.7, respectively. On the basis of the information available as of December 31, 2021, it is reasonably possible that a decrease of up to $20.7 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The guidance will be effective for the Company in fiscal 2023 on a full or modified retrospective basis, with early adoption permitted. The Company is evaluating the impact this guidance will have on the Company’s financial position, its results of operations and related disclosures.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with KKR Bidco, regarding a strategic transaction for the sale of the Wella Business, valuing the business at $4,300.0 on a cash- and debt-free basis. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Business. As of December 31, 2021, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information.
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

The following table has selected financial information included in Net income (loss) from discontinued operations for the Wella Business.

	Three Months Ended December 31,		Six Months Ended December 31,
	2021 (a)	2020	2021 (a)	2020
Net revenues	$—	$419.9	$—	$986.3
Cost of sales	—	141.5	—	322.5
Gross profit	—	278.4	—	663.8
Selling, general and administrative expenses	—	203.7	—	443.7
Restructuring costs	—	(0.7)	—	(0.7)
Operating income	—	75.4	—	220.8
Interest expense, net	—	9.5	—	21.3
(Gain) loss on sale of business	(4.8)	219.1	(4.8)	219.1
Other income, net	—	(1.1)	—	(1.0)
Income (loss) from discontinued operations before income taxes	4.8	(152.1)	4.8	(18.6)
Provision for income taxes on discontinued operations	1.0	83.5	1.0	112.3
Net income (loss) from discontinued operations	$3.8	$(235.6)	$3.8	$(130.9)

(a)Net income from discontinued operations for the three and six months ended December 31, 2021 reflect certain purchase price working capital adjustments net of the related income tax impact.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

Six Months Ended December 31, 2020
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$8.7
On December 22, 2021, the Company entered into an agreement with KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, the Company may receive future contingent proceeds. Earning the contingent proceeds is based on the future recovery of certain tax credits of the Wella Business.
The Company accounts for the initial measurement of contingent consideration under a loss recovery approach. As of the time the contingent consideration arrangement was entered into, the Company was unable to determine that it was probable that any of the contingent consideration would be earned. Therefore, no contingent consideration gain was initially recognized. Subsequent measurement of the total contingent consideration will be based on the guidance for gain contingencies and any gain will be recorded at the time the consideration is earned.
During the quarter, a $34.0 advance of future contingent proceeds was paid to the Company and is subject to claw back if recovery targets related to the Wella Business tax credits are not achieved. The $34.0 advanced to the Company is unearned and is included in Other noncurrent liabilities. The advance payment will be reflected as a liability until the contingency is resolved.
4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s CODM in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer ("CEO") as the CODM.
During the first quarter of fiscal 2022, the CODM finalized the Company's organizational structure and how performance will be assessed, and the Company realigned its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022. The Company recast its results for fiscal 2021 to reflect the changes in its segments.

Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes stock compensation expense, restructuring and realignment costs, costs related to acquisition and divestiture activities, and impairments of long-lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 10—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2021	2020	2021	2020
Net revenues:
Prestige	$1,008.0	$903.8	$1,878.7	$1,548.2
Consumer Beauty	570.2	511.8	1,071.2	991.5
Total	$1,578.2	$1,415.6	$2,949.9	$2,539.7
Operating income (loss):
Prestige	141.6	110.8	273.7	144.8
Consumer Beauty	43.3	30.4	54.7	16.7
Corporate	59.1	(124.2)	(67.2)	(210.5)
Total	$244.0	$17.0	$261.2	$(49.0)
Reconciliation:
Operating income (loss)	244.0	17.0	261.2	(49.0)
Interest expense, net	60.9	59.2	120.7	121.3
Other (income) expense, net	(126.2)	17.6	(512.3)	11.8
Income (loss) from continuing operations before income taxes	$309.3	$(59.8)	$652.8	$(182.1)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2021	2020	2021	2020
Fragrance	62.7%	63.5%	61.3%	60.1%
Color Cosmetics	26.0	23.8	27.1	26.7
Body Care & Other	11.3	12.7	11.6	13.2
Total	100.0%	100.0%	100.0%	100.0%
5. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
There were no business combination or asset acquisition transactions during the three and six months ended December 31, 2021 and 2020 or divestiture transactions during the three and six months ended December 31, 2021.
Business Divestitures
Wella Business
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owns approximately 60% of the separately managed business, and the Company owned the remaining 40%. As of December 31, 2021, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information. Initial cash proceeds received for the sale of the 60% stake in Wella were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2).
Coty utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities (as defined in Note 12—Debt) on a pro rata basis and reserved a maximum of $500.0 for reinvestment in the Company's business, pursuant to the 2018 Coty Credit Agreement, as amended (as defined in Note 12—Debt). In connection with the November 30, 2021 amendment to the 2018 Coty Credit Agreement, the Company received consent from the participating banks to eliminate the requirements to utilize or repay the Reinvestment Balance (as defined in Note 12—Debt).
Additionally, as contemplated in the Sale and Purchase Agreement (as amended) relating to the sale of the Wella Business (the “Wella SPA”), the purchase consideration was subject to further adjustments for other working capital and contractually specified items. See Note 3—Discontinued Operations for more information.
As a result of the sale of the majority interest in Wella, the Company determined that it no longer had a controlling interest in the Wella Business. The Company, therefore, deconsolidated its ownership of the Wella assets and liabilities and no longer reported the assets and liabilities of Wella. The operations of Wella were consolidated in the results of the Company through the date of sale. The Company accounted for its stake in the Wella Business under the fair value option (see Note 9—Equity Investments).
6. ACQUISITION AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three and six months ended December 31, 2021 and $(0.5) of acquisition-related costs for the three and six months ended December 31, 2020.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $6.9 and $52.2 for the three months ended December 31, 2021 and 2020, respectively, and $10.9 and $98.5 for the six months ended December 31, 2021 and 2020, respectively. Divestiture-related costs incurred during the three and six months ended December 31, 2021 and 2020 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business.
7. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2021 and 2020 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Transformation Plan	$(4.1)	$62.5	$8.3	$93.7
Other Restructuring	—	(2.9)	—	(4.0)
Total	$(4.1)	$59.6	$8.3	$89.7
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $238.1 related to approved initiatives through December 31, 2021, which have been recorded in Corporate.
Over the next two fiscal years, the Company expects to incur approximately $65.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.

The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	8.6	—	(0.3)	8.3
Cumulative through December 31, 2021	$233.2	$(1.6)	$6.5	$238.1
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2021	$122.5	$—	$0.3	$122.8
Restructuring charges	15.9	—	—	15.9
Payments	(25.1)	—	(0.2)	(25.3)
Changes in estimates	(7.3)	—	(0.3)	(7.6)
Non-cash utilization	(0.8)	—	—	(0.8)
Effect of exchange rates	(4.5)	—	0.3	(4.2)
Balance—December 31, 2021	$100.7	$—	$0.1	$100.8
The Company currently estimates that the total remaining accrual of $100.8 will result in cash expenditures of approximately $49.9, $50.2 and $0.7 in fiscal 2022, 2023 and thereafter, respectively.
8. INVENTORIES
Inventories as of December 31, 2021 and June 30, 2021 are presented below:

	December 31, 2021	June 30, 2021
Raw materials	$155.3	$159.5
Work-in-process	9.8	12.5
Finished goods	423.9	478.8
Total inventories	$589.0	$650.8

9. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Condensed Consolidated Balance Sheets are represented by the following:

	December 31, 2021	June 30, 2021
Equity method investments:
KKW Holdings (a)	$14.8	$16.2
Equity investments at fair value:
Wella (b)	1,175.0	1,260.0

Total equity investments	$1,189.8	$1,276.2

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.

During the three and six months ended December 31, 2021, the Company recognized ($0.8) and $(1.4), respectively, representing its share of the investee’s net loss in Other (income) expense, net within the Condensed Consolidated Statements of Operations.

(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a 60% stake in Coty’s Wella Business. As of December 31, 2021 and June 30, 2021, the Company's stake in Wella was 25.9% and 40.0%, respectively.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to an affiliate of KKR, KKR Rainbow Aggregator L.P. ("KKR Aggregator”) in exchange for the redemption of 290,465 shares of KKR Aggregator's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends (the "First Exchange"). On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of KKR Aggregator's remaining convertible preferred shares in Coty (the "Second Exchange"), reducing the Company’s total shareholding in Wella to 25.9%. Refer to Note 16—Equity and Convertible Preferred Stock.
The following table presents summarized financial information of the Company’s equity method investees for the period ending December 31, 2021. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020 (a)	2021	2020 (a)
Summarized Statements of Operations information:
Net revenues	$744.3	$215.2	$1,363.5	$215.2
Gross profit	508.4	147.0	938.1	147.0
Operating income	76.2	(5.1)	101.8	(5.1)
Income before income taxes	49.4	(13.5)	56.9	(13.5)
Net income	36.5	(12.7)	42.0	(12.7)

(a)As the sale of the Wella Business occurred on November 30, 2020, Wella's prior year summarized financials only comprise of one month of activity. Additionally, as the investment in KKW did not occur until January 4, 2021, the prior year summarized financials do not include the financial activity of KKW.

The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended December 31, 2021. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended December 31, 2021.

Equity investments at fair value:
Balance as of June 30, 2021	$1,260.0
First Exchange	(390.6)
Second Exchange	(212.7)
Total gains/(losses) included in earnings	518.3
Balance as of December 31, 2021	$1,175.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of December 31, 2021. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,175.0	Discounted cash flows	Discount rate	11.25% (a)
			Growth rate	1.5% - 4.2% (a)

		Market multiple	Revenue multiple	2.0x (b)
			EBITDA multiple	12.0x – 19.0x (b)

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
The First Exchange and Second Exchange, as discussed in Note 16—Equity and Convertible Preferred Stock, were also included and weighted for valuation purposes. Going forward, the weighting of the valuation approaches could have a significant impact on the valuation of the investment.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2021 and June 30, 2021 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2021	$6,384.0	$1,774.2	$8,158.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2021	$3,273.7	$844.4	$4,118.1

Changes during the period ended December 31, 2021
Foreign currency translation	(101.2)	(26.2)	(127.4)

Gross balance at December 31, 2021	$6,282.8	$1,748.0	$8,030.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at December 31, 2021	$3,172.5	$818.2	$3,990.7
Other Intangible Assets, net
Other intangible assets, net as of December 31, 2021 and June 30, 2021 are presented below:

	December 31, 2021	June 30, 2021
Indefinite-lived other intangible assets	$998.3	$1,018.7
Finite-lived other intangible assets, net	3,223.8	3,444.3
Total Other intangible assets, net	$4,222.1	$4,463.0

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2021	$1,018.7	$1,018.7

Changes during the period ended December 31, 2021
Foreign currency translation	(20.4)	(20.4)

Gross balance at December 31, 2021	$1,911.8	$1,911.8
Accumulated impairments	(913.5)	(913.5)
Net balance at December 31, 2021	$998.3	$998.3
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2021
License agreements and collaboration agreements	$4,192.9	$(1,229.1)	$(19.6)	$2,944.2
Customer relationships	803.1	(486.3)	(5.5)	311.3
Trademarks	330.2	(168.7)	(0.5)	161.0
Product formulations and technology	90.2	(62.4)	—	27.8
Total	$5,416.4	$(1,946.5)	$(25.6)	$3,444.3
December 31, 2021
License agreements and collaboration agreements	$4,060.4	$(1,276.0)	$(19.6)	$2,764.8
Customer relationships	758.6	(470.8)	(5.5)	282.3
Trademarks	326.3	(173.8)	(0.5)	152.0
Product formulations and technology	87.0	(62.3)	—	24.7
Total	$5,232.3	$(1,982.9)	$(25.6)	$3,223.8
Amortization expense was $51.4 and $61.8 for the three months ended December 31, 2021 and 2020, respectively and $108.4 and $127.2 for the six months ended December 31, 2021 and 2020, respectively.

11. LEASES
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 5 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restricts the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options.
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2021	2020	2021	2020
Operating lease cost	$21.2	$19.8	$42.1	$39.0
Short-term lease cost	0.3	0.2	0.6	0.4
Variable lease cost	10.0	16.4	18.9	30.3
Sublease income	(5.4)	(3.0)	(10.7)	(4.5)
Net lease cost	$26.1	$33.4	$50.9	$65.2
Other information:
Operating cash outflows from operating leases	$(22.8)	$(48.5)	$(45.3)	$(79.9)
Right-of-use assets obtained in exchange for lease obligations	$18.6	$2.8	$27.0	$10.8

Weighted-average remaining lease term - real estate			6.3 years	6.4 years
Weighted-average discount rate - real estate leases			3.49%	3.49%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2022, remaining	$42.9
2023	72.1
2024	57.8
2025	46.1
2026	38.9
Thereafter	105.0
Total future lease payments	362.8
Less: imputed interest	(40.5)
Total present value of lease liabilities	322.3
Current operating lease liabilities	70.0
Long-term operating lease liabilities	252.3
Total operating lease liabilities	$322.3

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

12. DEBT
The Company’s debt balances consisted of the following as of December 31, 2021 and June 30, 2021, respectively:

	December 31, 2021	June 30, 2021
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	792.7	833.3
2029 Dollar Senior Secured Notes due January 2029	500.0	—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	—	670.0
2021 Coty Revolving Credit Facility due April 2025	—	—
2018 Coty Term A Facility due April 2023	—	114.0
2018 Coty Term B Facility due April 2025	1,328.9	1,461.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	622.8	654.7
2026 Euro Notes due April 2026	283.1	297.6
Other long-term debt and capital lease obligations	0.1	0.2
Total debt	4,977.6	5,481.5
Less: Short-term debt and current portion of long-term debt	(23.8)	(24.2)
Total Long-term debt	4,953.8	5,457.3
Less: Unamortized financing fees	(47.0)	(51.7)
Less: Discount on long-term debt	(28.3)	(4.6)
Total Long-term debt, net	$4,878.5	$5,401.0
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2021, total short-term debt remained constant at nil from June 30, 2021. In addition, the Company had undrawn letters of credit of $14.3 and $15.0, and bank guarantees of $21.3 and $31.2 as of December 31, 2021 and June 30, 2021, respectively.
Long-Term Debt
Recent Developments
Revolving Credit Facility
On September 30, 2021, the Company entered into an amendment to the 2018 Coty Credit Agreement (as defined below) to permanently reduce the existing 2018 Coty Revolving Credit Facility (as defined below) by $700.0 and add a new class of incremental revolving facilities in an aggregate principal amount of $700.0 that matures on April 5, 2025 (the "September 2021 Coty Revolving Credit Facility").
On November 30, 2021, the Company entered into an amendment to the 2018 Coty Credit Agreement (as defined below) that established a new class of senior secured revolving credit facility of $2,000.0 maturing on April 5, 2025 (the "2021 Coty Revolving Credit Facility"), which refinanced and replaced the 2018 Coty Revolving Credit Facility due April 5, 2023 and the September 2021 Coty Revolving Credit Facility due April 5, 2025 (the "2021 Revolver Refinancing").
Debt Paydown and Waiver of Reinvestment Balance
In October 2021, the Company completed the sale of certain real estate holdings, and in accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized the proceeds from the sale to pay down a portion of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility (as defined below). As a result of the prepayments, the outstanding principal balances of the 2018 Coty Term A Facility and the 2018 Coty Term B Facility were reduced by €6.2 million (approximately $7.2) and $91.9, respectively.
In connection with the November 30, 2021 amendment to the 2018 Coty Credit Agreement, the Company received consent from the participating banks to eliminate the requirements to utilize or repay the Reinvestment Balance (as defined below).

Offering of Senior Secured Notes
On November 30, 2021, the Company issued an aggregate principal amount of $500.0 of 4.75% senior secured notes due 2029 ("2029 Dollar Senior Secured Notes"). Coty received gross proceeds of $500.0 in connection with the offering of the 2029 Dollar Senior Secured Notes. In accordance with the 2018 Coty Credit Agreement, as amended, a portion of the gross proceeds received were utilized to pay down the remaining outstanding principal balance of the 2018 Coty Revolving Credit Facility of $394.0 and the 2018 Coty Term A Facility of €89.5 million (approximately $100.4).
Deferred Financing Costs and Write-offs
During the three and six months ended December 31, 2021, the Company capitalized original issue debt discounts of $20.0 and $27.0, respectively, and deferred issuance costs of $8.3 and $8.4, respectively, and wrote off unamortized deferred issuance costs of $4.5 and $5.1, respectively, and original issue debt discounts of $1.6 and $1.6, respectively, which were recorded in Other (income) expense, net in the Condensed Consolidated Statement of Operations.
Senior Secured Notes
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes.
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Dollar Senior Secured Notes” and, together with the 2026 Euro Senior Secured Notes and 2029 Dollar Senior Secured Notes, the “Senior Secured Notes”). Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Dollar Senior Secured Notes.
Coty used the gross proceeds of the offerings of the Senior Secured Notes to repay a portion of the term loans outstanding under the existing credit facilities and to pay related fees and expenses thereto.
See the above Recent Developments section for the 2029 Dollar Senior Secured Notes offering issued in November 2021.
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
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, April 15, 2023 for the 2026 Euro Senior Secured Notes and 2026 Dollar Senior Secured Notes, and January 15, 2025 for the 2029 Dollar Senior Secured Notes (the "Early Redemption Dates").
The Applicable Premium related to the respective Senior Secured Notes on any redemption date and as calculated by the Company is the greater of:
(1)1.0% of the then outstanding principal amount of the respective Senior Secured Notes; and
(2)the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such respective Senior Secured Notes that would apply if such respective notes were redeemed on the respective Early Redemption Dates, (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the respective Senior Secured Notes to and including the respective Early Redemption Dates, (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Senior Secured Notes and 2029 Dollar Senior Secured Notes, or Bund Rate in the case of the 2026 Euro Senior Secured Notes (both Treasury Rate and Bund Rate as defined in the respective indentures) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective Senior Secured Notes.

Redemption Pricing
At any time and from time to time prior to the Early Redemption Dates, the Company may redeem some or all of the respective notes at redemption prices equal to 100% of the respective principal amounts being redeemed plus the Applicable Premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates.
At any time on or after the Early Redemption Dates, the Company may redeem some or all of the respective notes at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on respective dates of each of the years indicated below:

	Price
For the period beginning	2026 Dollar Senior Secured Notes	2026 Euro Senior Secured Notes	2029 Dollar Senior Secured Notes
Year	April 15,		January 15,
2023	102.500%	101.938%	N/A
2024	101.250%	100.969%	N/A
2025	100.000%	100.000%	102.375%
2026	N/A	N/A	101.188%
2027 and thereafter	N/A	N/A	100.000%
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into a new credit agreement (the "2018 Coty Credit Agreement"), which amended and restated the prior Coty credit agreement. The 2018 Coty Credit Agreement provided for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $3,250.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars and readily available in the London interbank market (the “2018 Coty Revolving Credit Facility”) (the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2018 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”).
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
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7 for the sale of its 60% stake in Wella and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities on a pro rata basis and reserved a maximum of $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). As a result of the prepayments, the outstanding balances of the 2018 Coty Term A and B Facilities were reduced by $1,135.7 and $879.8, respectively.
See the above Recent Developments section for information on the amendments to the 2018 Coty Credit Agreement during fiscal 2022, the prepayments made in October 2021, the Reinvestment Balance waiver and the 2021 Revolver Refinancing.
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
Scheduled Amortization
The Company makes quarterly payments of 0.25%, of the initial aggregate principal amounts of the 2018 Coty Term B Facility. The remaining balance of the initial aggregate principal amount of the 2018 Coty Term B Facility will be payable on the maturity date of the facility.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
(1)LIBOR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
(2)Alternate base rate (“ABR”) plus the applicable margin.

In the case of the 2021 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

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
Fair Value of Debt

	December 31, 2021		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,192.7	$2,251.0	$1,733.3	$1,749.1
2018 Coty Credit Agreement	1,328.9	1,309.3	2,245.7	2,188.5
Senior Unsecured Notes	1,455.9	1,480.6	1,502.3	1,500.5
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of December 31, 2021, are presented below:

Fiscal Year Ending June 30,
2022, remaining	$11.8
2023	646.5
2024	23.6
2025	1,269.8
2026	2,525.8
Thereafter	500.0
Total	$4,977.5

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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
December 31, 2021	5.25 to 1.00
March 31, 2022	5.00 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.50 to 1.00
December 31, 2022	4.25 to 1.00
March 31, 2023 through April 5, 2025	4.00 to 1.00

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
As of December 31, 2021, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
13. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2021 and 2020, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest expense	$61.7	$60.6	$124.5	$119.6
Foreign exchange (gains) losses, net of derivative contracts	(0.2)	(0.7)	(2.4)	3.7
Interest income	(0.6)	(0.7)	(1.4)	(2.0)
Total interest expense, net	$60.9	$59.2	$120.7	$121.3

14. EMPLOYEE BENEFIT PLANS
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company's non-U.S. pension plans. As a result, the Company recognized curtailment gains of $0.2 and $0.0 for the three months ended December 31, 2021 and 2020, respectively, and $0.2 and $5.3 for the six months ended December 31, 2021 and 2020, respectively. Additionally, the Company recognized a settlement loss of $1.3 and $2.0 for the three months and six months ended December 31, 2021, respectively, of which $0.6 was related to restructuring actions. The impact of the curtailment and settlement activity on the current and prior comparative periods is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$2.3	$5.2	$0.2	$0.3	$2.5	$5.5
Interest cost	0.1	0.1	1.6	2.2	0.3	0.3	2.0	2.6
Expected return on plan assets	—	—	(1.1)	(1.8)	—	—	(1.1)	(1.8)
Amortization of prior service credit	—	—	—	(0.1)	(0.1)	(0.8)	(0.1)	(0.9)
Amortization of net loss	0.1	0.3	(0.1)	(0.1)	—	—	—	0.2
Settlement loss recognized	—	—	1.3	—	—	—	1.3	—
Curtailment gain recognized	—	—	(0.2)	—	—	—	(0.2)	—
Net periodic benefit cost (credit)	$0.2	$0.4	$3.8	$5.4	$0.4	$(0.2)	$4.4	$5.6

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$4.7	$11.9	$0.4	$0.6	$5.1	$12.5
Interest cost	0.2	0.2	3.2	4.7	0.6	0.6	4.0	5.5
Expected return on plan assets	—	—	(2.2)	(3.7)	—	—	(2.2)	(3.7)
Amortization of prior service cost (credit)	—	—	—	(0.2)	(0.2)	(1.7)	(0.2)	(1.9)
Amortization of net (gain) loss	0.2	0.7	(0.2)	(0.1)	—	—	—	0.6
Settlement loss recognized	—	—	2.0	—	—	—	2.0	—
Curtailment gain recognized	—	—	(0.2)	(5.3)	—	—	(0.2)	(5.3)
Net periodic benefit cost (credit)	$0.4	$0.9	$7.3	$7.3	$0.8	$(0.5)	$8.5	$7.7
Net periodic benefit costs include amounts related to discontinued operations of $2.5 and $6.2 for the three and six months ended December 31, 2020.
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
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business, including through exposure to inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the transaction currency. To manage this exposure, beginning in June 2021, the Company entered into non-

deliverable forward foreign-exchange contracts (the “NDF contracts”) that are intended to offset changes in cash flow attributable to currency exchange movements. The NDF contracts have been designated as foreign exchange cash flow hedges. The Company entered into these contracts with counterparties that are banks or other financial institutions, and the Company considers the risk of non-performance by such counterparties not to be material.
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
Beginning in July 2021, the Company entered into foreign exchange forward contracts to naturally hedge up to 80% of the Company's euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. The notional amount of those contracts was €1,500.0 million as of December 31, 2021. As a result, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €1,809.5 million as of June 30, 2021 to €312.6 million as of December 31, 2021.
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
In December 2021, the Company terminated certain existing interest rate swaps with a notional amount of $200.0 in exchange for a settlement of $1.9. The related loss from this termination is included in Interest expense, net in the Condensed Consolidated Statement of Operations. As of December 31, 2021 and June 30, 2021, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $800.0 and $1,900.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss)/gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $24.3 and $5.4 as of December 31, 2021 and June 30, 2021, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of December 31, 2021 and June 30, 2021.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foreign exchange forward contracts	$—	$0.8	$1.7	$(0.4)
Interest rate swap contracts	2.5	0.2	1.9	0.4
Cross-currency swap contracts	—	—	—	(25.1)
Net investment hedges	2.2	(174.4)	18.9	(347.5)
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(5.6) and $(15.5) as of December 31, 2021 and June 30, 2021, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(5.0). As of December 31, 2021, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,
	2021			2020
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.1)	$0.2	$—	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	(4.8)	—	—	(11.5)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Six Months Ended December 31,
	2021			2020
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$0.2	$—	$1.0	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	(9.8)	—	—	(21.3)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2021	2020	2021	2020
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$—	$0.1	$0.1
Foreign exchange contracts	Interest expense, net	12.9	10.9	20.2	16.2
Foreign exchange contracts	Other expense, net	(0.3)	(0.1)	(0.5)	(0.4)

16. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2021, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2021, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 838.7 million.
As of December 31, 2021, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 54% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 17—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of December 31, 2021, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.

As of December 31, 2021, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of December 31, 2021, the Company has $1.7 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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
On September 30, 2021, the Company entered into a definitive agreement to sell a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of Series B Preferred Stock and $22.5 of unpaid dividends, as previously defined as the First Exchange. As a result, the Series B Preferred Stock, net of issuance costs, and related accrued dividends were reclassified from temporary equity to a liability as Mandatorily redeemable Convertible Series B Preferred Stock as of September 30, 2021. Upon reclassification, the Company measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in an increase of $93.6. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. The First Exchange was completed on October 20, 2021. Upon closing, the Company re-measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in a decrease of $6.5. Such adjustment is considered a gain on extinguishment and is included in Other (income) expense, net in the Consolidated Statements of Operations. A key input in determining the fair value of the liability was based on the Company's share price as of the measurement date. As this liability is not actively traded, it is classified as a Level 2 fair value measurements. Upon closing of the First Exchange, the Company recognized a non-monetary loss of $2.9 and is included in Other (income) expense, net in the Consolidated Statements of Operations. See Note 9—Equity Investments for additional information.
On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock. The Company did not receive any proceeds from the sale of the shares of Class A Common Stock by KKR Aggregator. As a result of the conversion, the Company measured the accrued dividends at fair value, which resulted in an increase of $0.8. Such adjustment is considered a deemed dividend for purposes of calculating basic and diluted EPS.
On November 6, 2021, the Company entered into a definitive agreement to sell an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption or conversion of 154,683 shares of Series B Preferred Stock, as previously defined as the Second Exchange. The Second Exchange closed on November 30, 2021. Upon closing, the Company recognized $66.4 in excess of the fair value of the consideration transferred in exchange for the redemption of the Series B Preferred Stock. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. As of December 31, 2021, KKR has fully redeemed/exchanged all of their Series B Preferred Stock. See Note 9—Equity Investments for additional information.

In October 2021, the Company paid the remaining accrued unpaid dividends on the Series B Preferred Stock that were outstanding as of June 30, 2021, totaling $25.1. As a result, $4.4 of previously recorded fair value adjustments for unpaid dividends were reversed through additional paid-in capital (“APIC”) and is considered a deemed contribution.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended December 31, 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $5.9, of which $1.4 was paid and $1.2 was converted as part of the November 10, 2021 conversion. Additionally, the Company also paid the remaining accrued unpaid dividends on the Series B Preferred Stock that were outstanding as of September 30, 2021, totaling 19.2. During the six months ended December 31, 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $28.6 of which $24.1 was paid and $1.2 was converted as part of the November 10, 2021 conversion. The Series B Preferred Stock had accrued unpaid dividends of $3.3 and $74.1 as of December 31, 2021 and June 30, 2021, respectively.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2021, the Company did not repurchase any shares of its Class A Common Stock. As of December 31, 2021, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three and six months ended December 31, 2021 and 2020.
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
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2021 was $0.7, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition to the activity noted above, the Company made a payment of $1.2 for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2021.
Total accrued dividends on unvested RSUs and phantom units of $1.5 and $0.5 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2021.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Loss) gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	2.6	18.9	(269.4)	—	(247.9)
Net amounts reclassified from AOCI/(L)	7.3	—	—	2.3	9.6
Net current-period other comprehensive income (loss)	9.9	18.9	(269.4)	2.3	(238.3)
Balance—December 31, 2021	$(5.6)	$(13.3)	$(528.7)	$(12.6)	$(560.2)

(a) For the six months ended December 31, 2021, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial loss of $2.3, net of tax of nil.

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
17. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Equity plan expense (a)	$26.9	$13.7	$134.7	$18.6
Equity plan modified and cash settled	—	—	—	0.9
Liability plan (income) expense	0.7	0.8	1.1	0.7
Fringe expense	2.1	0.4	2.2	0.4
Total share-based compensation expense	$29.7	$14.9	$138.0	$20.6

(a) Equity plan share-based compensation expense of $26.9 and $14.4 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended December 31, 2021 and 2020, respectively. Equity plan share-based compensation expense of $134.7 and $20.6 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the six months ended December 31, 2021 and 2020, respectively. Of the $14.4 and $20.6 for the three and six months ended December 31, 2020, $0.7 and $2.0, respectively, was reclassified to discontinued operations.
The share-based compensation expense for the three and six months ended December 31, 2021, respectively, of $29.7 and $138.0, includes $33.9 and $142.2 of expense offset by $(4.2) and $(4.2) of income primarily due to significant executive forfeitures of share-based compensation instruments. The share-based compensation expense for the three and six months ended

December 31, 2020, respectively, of $14.9 and $20.6, includes $17.3 and $23.7 of expense offset by $(2.4) and $(3.1) of income primarily due to significant executive forfeitures of share-based compensation instruments.
As of December 31, 2021, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $3.1, $0.0, $4.4 and $210.0, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.25, 0.00, 1.92 and 1.84 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 4.4 million and 4.4 million shares of RSUs and other share awards during the three and six months ended December 31, 2021, respectively. The Company recognized share-based compensation expense of $30.3 and $11.8 for the three months ended December 31, 2021 and 2020, respectively, of which $23.2 and nil, respectively, related to Ms. Nabi's award, as described below. For the six months ended December 31, 2021 and 2020, the Company recognized share-based compensation expense of $137.2 and $17.1, respectively, of which, $124.0 and nil related to Ms. Nabi's award.
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
Restricted Stock
The Company granted 0.4 million and 0.4 million shares of restricted stock, during the three and six months ended December 31, 2021, respectively. The Company recognized share-based compensation expense of $0.3 and $0.6 for the three months ended December 31, 2021 and 2020, respectively, and $0.5 and $0.5 for the six months ended December 31, 2021 and 2020, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and six months ended December 31, 2021. The Company recognized share-based compensation expense (income) of $0.5 and $0.5 for the three months ended December 31, 2021 and 2020, respectively, and $0.9 and $0.4 for the six months ended December 31, 2021 and 2020, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and six months ended December 31, 2021. The Company recognized share-based compensation (income)expense of $(1.4) and $2.0 for the three months ended December 31, 2021 and 2020, respectively, and $(0.6) and $2.6 for the six months ended December 31, 2021 and 2020, respectively.

18. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Amounts attributable to Coty Inc.:
Net income from continuing operations	$257.6	$(16.7)	$483.6	$100.0
Convertible Series B Preferred Stock dividends	(68.7)	(23.1)	(191.7)	(43.9)
Net income from continuing operations attributable to common stockholders	188.9	(39.8)	291.9	56.1
Net income from discontinued operations, net of tax	3.8	(235.6)	3.8	(130.9)
Net income attributable to common stockholders	$192.7	$(275.4)	$295.7	$(74.8)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	829.1	764.6	803.3	764.3
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	13.6	—	11.8	4.2
Effect of Convertible Series B Preferred Stock (c)	—	—	—	158.1
Weighted-average common shares outstanding—Diluted	842.7	764.6	815.1	926.6

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.23	$(0.05)	$0.36	$0.07
Earnings from continuing operations per common share - diluted (d)	0.23	(0.05)	0.36	0.07

Earnings from discontinued operations - basic	—	(0.31)	—	(0.17)
Earnings from discontinued operations - diluted	—	(0.31)	—	(0.17)

Earnings per common share - basic	0.23	(0.36)	0.36	(0.10)
Earnings per common share - diluted(d)	0.23	(0.36)	0.36	(0.10)

(a) For the three months ended December 31, 2021, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 8.8 million weighted average shares of Common Stock, were anti-dilutive and excluded from the computation of diluted EPS. For the three months ended December 31, 2020, there were outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the six months ended December 31, 2021 and 2020, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 10.1 million and 16.0 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended December 31, 2021, there were nil anti-dilutive RSUs, excluded from the computation of diluted EPS. For the three months ended December 31, 2020, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the six months ended December 31, 2021 and 2020, there were 2.5 million and 8.5 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three months ended December 31, 2021, there were 49.6 million weighted average dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended December 31, 2020, Convertible Series B Preferred Stock shares were excluded from the computation of diluted EPS due to the net loss incurred during the period. For the six months ended December 31, 2021, and 2020, there were 106.4 million and 0.0 million, respectively, weighted average dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(d) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans and the convertible Series B Preferred Stock. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $68.7 and $23.1 for the three months ended December 31, 2021 and 2020, respectively, and $191.7 and $43.9 for the six months ended December 31, 2021 and 2020, respectively, on net income applicable to common stockholders during the period.
19. MANDATORILY REDEEMABLE FINANCIAL INTERESTS AND REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Financial Interest
Convertible Series B Preferred Stock
As a result of the Exchange Agreement, discussed in Note 16—Equity and Convertible Preferred Stock, Series B Preferred Stock and related accrued dividends were reclassified from temporary equity to liability as Mandatorily redeemable Convertible Series B Preferred Stock, as of September 30, 2021, and subsequently settled.
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
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of December 31, 2021, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $83.7 and $84.1 as the RNCI balances as of December 31, 2021 and June 30, 2021, respectively.
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
A purported stockholder class action complaint, alleging violations of the U.S. securities laws in connection with the P&G beauty brands acquisition is pending against the Company as well as certain current and former officers of the Company in the U.S. District Court for the Southern District of New York. The case, which was filed on September 4, 2020, is captioned Crystal Garrett-Evans v. Coty Inc. et al., Case No. 1:20-cv-07277 (the “Evans Action”). On November 23, 2020, the court appointed the individual Susan Nock as lead plaintiff and the Rosen Firm as lead counsel. The plaintiff filed an amended complaint on January 22, 2021. The Amended Complaint asserts claims under the federal securities laws and seeks, among other things, monetary relief. On March 8, 2021, the Company filed a motion to dismiss the amended complaint, and on August 4, 2021, the court dismissed the amended complaint, holding that it failed to set forth a valid claim. There has been no appeal of the dismissal and the Evans Action has been concluded.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of December 31, 2021 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of December 31, 2021
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.0 million (approximately $0.2) (a)
Aug-20		ICMS	2017-2019	R$678.9 million (approximately $121.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$348.9 million (approximately $62.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$191.6 million (approximately $34.4)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$77.6 million (approximately $13.9)

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

21. RELATED PARTY TRANSACTIONS
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, Cottage Holdco B.V. has agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her if and when the Award vests. See Note 17—Share-Based Compensation Plans for more information on the Award.
Relationship with KKR
As noted in Note 16—Equity and Convertible Preferred Stock, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveys to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business, which was completed on November 30, 2020. Refer to Note 16—Equity and Convertible Preferred Stock for the definitive agreement entered into with KKR that closed on October 20, 2021.
On September 10, 2021, KKR Aggregator converted a portion of its Series B Preferred Stock into Class A common stock of the Company and completed a secondary public offering of the converted shares of Class A common stock. Refer to Note 16—Equity and Convertible Preferred Stock.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR Aggregator in the First Exchange. On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock. On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in the Second Exchange, reducing the Company’s total shareholding in Wella to 25.9%. Refer to Note 16—Equity and Convertible Preferred Stock. Following the Second Exchange, KKR no longer holds any preferred stock of the Company as of December 31, 2021 and no longer has the right to designate any directors to the Company's Board of Directors.
During fiscal 2021, fees of $7.6 were incurred with KKR in connection with the second closing of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal 2022 or 2021.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 12—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of December 31, 2021, Coty owned 25.9% of the Wella Business as an equity investment and performs certain services to Wella. Refer to Note 9— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The various TSA services can be provided for a period of up to eighteen months after the sale and can be extended for another three month period. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, with a ramp down period to manage operational cut-over matters with vendors and customers that will end on June 30, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $37.1 and $1.6, respectively, for the three months ended December 31, 2021 and $70.3 and $3.1, respectively, for the six months ended December 31, 2021. TSA fees and other fees earned for the month ended December 31, 2020 were $14.7 and $0.6, respectively. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations. As of December 31, 2021, accounts receivable from and accounts payable to Wella of $184.4 and $5.1, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of December 31, 2021, the Company has accrued $29.3 related to certain indemnities to Wella associated with tax filings made prior to the sale of the Wella Business as well as $34.0 for the contingent proceeds received as part of the post-closing adjustments to the purchase consideration for the Wella Business (see

Note 3—Discontinued Operations). Both of these items were included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and six months ended December 31, 2021, Coty recorded $(3.0) and $(1.4), respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other (income) expense, net in the Condensed Consolidated Statements of Operations. For the three and six months ended December 31, 2020, Coty recorded $0.5 of share-based compensation expense related to Wella employees, which was presented as part of Other (income) expense, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $4.7 and $7.1 for the three and six months ended December 31, 2021, respectively, and $1.4 for the month ended December 31, 2020.
Orveda
The disinterested members of the Board reviewed and approved the entry into a license agreement with Orveda, an ultra-premium skincare brand co-founded by Coty’s CEO, Sue Nabi. Ms. Nabi has no continuing formal role at Orveda or economic interest in Orveda as a result of divesting her interests which was settled in cash in December 2021; however her business partner and co-founder, Nicolas Vu, is the sole owner and CEO of Orveda, and Mr. Vu also provides consulting services, related to the skincare category and Orveda positioning, to Coty under the terms of a separate agreement. The initial term of the Orveda license agreement is five years, with two five-year automatic renewals subject to the achievement of certain net revenue milestones. The principal terms of the license agreement are consistent with other Coty prestige licenses and the Board determined that the terms were no more favorable than to an unaffiliated third party.
22. SUBSEQUENT EVENTS
Due to the current status of Brazil’s capital markets, the Company has withdrawn its previously announced filing with the Brazilian Securities and Exchange Commission, Comissão de Valores Mobiliários. Going forward, the Company will monitor Brazil’s capital markets to assess the timing and feasibility of a potential public offering of a minority stake in its Brazilian operations.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets, segment reporting and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”) and the related transition services (the “TSA”), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the strategic partnerships with Kylie Jenner and Kim Kardashian West, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan (as defined below), including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, supply chain changes, e-commerce and digital initiatives, the expected impact of global supply chain challenges or inflationary pressures, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•the impact of COVID-19 (or future similar events), including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, the availability and widespread distribution of a safe and effective vaccine, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks and joint-venture partners, to meet their obligations to us, in particular collections from customers, the extent that government funding and reimbursement programs in connection with COVID-19 are available to us, and the ability to successfully implement measures to respond to such impacts;
•our ability to successfully implement our multi-year Transformation Plan, including our management realignment, reporting structure changes, operational and organizational changes, and the initiatives to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including innovation performance in Prestige and mass channels, strengthening our positions in core markets, accelerating our digital and e-commerce capabilities, building on our skincare portfolio, and expanding our presence in China) in each case within the expected time frame or at all;
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company’s response to COVID-19, the Transformation Plan, the TSA, the integration of the strategic partnerships with Kylie Jenner and Kim Kardashian West, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with the strategic partnerships with Kylie Jenner and Kim Kardashian West, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration), ability to protect trademarks and brand names, litigation or investigations by governmental authorities, and changes in law, regulations and policies that affect KKW Holdings, LLC’s (“KKW Holdings”) business or products, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to KKW Holdings’ business model, revenue, sales force or business;
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches, re-launches and marketing efforts, including in connection with new products related to Kylie Jenner’s or Kim Kardashian West’s existing beauty businesses;
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
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”), product liability cases (including asbestos and talc-related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation, and compliance, litigation or investigations relating to our strategic partnerships;
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
•our relationship with KKR, whose affiliate KKR Bidco, is an investor in the Wella Business, and any related conflicts of interest or litigation;
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
The completion of the strategic Wella Transaction is a reflection of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. During the six months ended December 31, 2021, we simplified our capital structure through a series of transactions with KKR Aggregator, as a result of which KKR Aggregator fully exited its ownership of Coty. Cumulatively, such transactions resulted in annual dividend savings of approximately $77.0. Refer to Note 16—Equity and Convertible Preferred Stock. As part of these transactions with KKR Aggregator, we exchanged a cumulative 14.1% interest in Wella to redeem a portion of the KKR Aggregator’s investment in our Series B Preferred Stock. The exchange transactions occurred at a premium to the value as of the date we sold Wella and illustrates the potential upside of the stand-alone business in the longer term. Our recent issuances of the senior secured notes and updated revolver facility further demonstrate our commitment to improve the maturity profile of our debt.
We expect that our reported net revenues for fiscal year 2022 will grow at the upper end of our low to mid-teens growth range versus the prior year, excluding the impact of foreign exchange. The gross margin for the full year is expected to be favorable to the comparable period gross margin, however we expect our margin for the second half of 2022 to be lower than the first half due to seasonality in our business.
COVID-19 Impacts Update
The COVID-19 pandemic has had material effects on all our product categories across all segments and geographies. Most markets have recently shown encouraging signs of emergence from the pandemic; however, sporadic containment measures and travel restrictions continue to impact volume trends in certain markets. However, the recent loosening of social distancing protocols and the gradual removal or reduction of travel restrictions in certain key markets have contributed to increased demand and sales growth, in most of the countries we operate in, with the Prestige segment and the travel retail channel in particular experiencing positive volume trends over the comparative period. We also continue to experience growth in e-commerce. During the current quarter, our Consumer Beauty segment has also shown strong signs of recovery over the comparative period. However, many of our Consumer Beauty product categories continue to experience negative effects on sales volume due to changes in consumer behavior as a result of the pandemic and continued social distancing measures in certain regions.
As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our Transformation Plan, discussed below, to address the potentially longer-lasting impacts of the COVID-19, the intermittent lockdowns and possible economic uncertainty resulting from COVID-19 that continue in many markets. We anticipate the recovery to be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear. Further, inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. The impact on the current quarter was not significant, but we expect a more material headwind from inflation in the second half of the fiscal year. We intend to offset the incremental inflation impacts by increasing prices in selected markets. Currently, we are implementing mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Transformation Plan Update
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. These organizational, business and structural changes are still being operationalized, which introduces additional risk and complexity as we roll out several initiatives simultaneously, including exit from the TSA and the related ramp down services.
Other Matters
During the first quarter of fiscal 2022, our CODM finalized the Company's organizational structure and how performance will be assessed, and we realigned our reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022.
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
•Loss/(Gain) on divestitures and Gain on sale of real estate: We have excluded the impact of Loss/(gain) on divestitures and Gain on sale of real estate as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures and sale of real estate. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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
•Other (income) expense: We have excluded the write-off of deferred financing fees and discounts that resulted from the pay down of our term debt from the proceeds of the Wella sale, due to the requirements of the 2018 Coty Credit Agreement, as amended. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. We have excluded the gain on the exchange of Series B Preferred Stock. The transaction was entered into to simplify our capital structure and do not reflect our underlying ongoing business.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the First Exchange and the Second Exchange (as defined in Note 16—Equity and Convertible Preferred Stock) from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature, the transactions were entered into to simplify our capital structure and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the three and six months ended December 31, 2021. Net income from discontinued operations for the three and six months ended December 31, 2021 reflects certain purchase price working capital adjustments net of the related income tax impact. Financial results for the Wella Business for fiscal year 2021 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

THREE MONTHS ENDED DECEMBER 31, 2021 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2020
NET REVENUES
In the three months ended December 31, 2021, net revenues increased 12%, or $162.6, to $1,578.2 from $1,415.6 in the three months ended December 31, 2020, reflecting an increase in unit volume of 7%, and a positive price and mix impact of 5%. The overall increase in net revenues primarily reflects the reopening of stores across regions and increased leisure travel due to reduced COVID restrictions. A number of countries continued to experience rolling lockdowns; however, these lockdowns were confined to certain localities. Increased foot traffic and demand had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. In addition, the Prestige segment benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, Tiffany Rose Gold, and the relaunch of Kylie cosmetics. Consumer Beauty segment also experienced significant net revenue increase due to market share gain as a result of a repositioning and reinvestment in key color cosmetics brands. Furthermore, the growth of e-commerce and continued expansion in the U.S. and China contributed to the net revenue increase.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2021	2020	Change %
NET REVENUES
Prestige	$1,008.0	$903.8	12%
Consumer Beauty	570.2	511.8	11%
Total	$1,578.2	$1,415.6	12%

Prestige
In the three months ended December 31, 2021, net revenues from the Prestige segment increased 12%, or $104.2 to $1,008.0 compared to $903.8 in the three months ended December 31, 2020, reflecting an increase in unit volume of 7%, and a positive price and mix impact of 5%. This increase in net revenues primarily reflects:
(i)an increase in net revenues from the travel retail business as many localities, particularly in North America, Europe, and China, have reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, Tiffany Rose Gold, and the global relaunch of Kylie cosmetics in the current fiscal year, as well as the continued success of Gucci Guilty and Gucci Makeup;
(iii)an increase in net revenues due to growth of e-commerce across the regions, distribution expansion in China, and additional shelf space in the U.S. retail stores; and
(iv)an incremental increase in net revenues from Kylie cosmetics due to a shelf reset for a major customer in the prior year which did not occur in the current year.
These increases in net revenue were partially offset by:
(i)lower net revenues due to strategic initiatives to reduce sales through lower priced channels; and
(ii)lower net revenues from Philosophy due to decreased holiday program and a change in the timing of shipments to the first quarter of fiscal 2022.
Consumer Beauty
In the three months ended December 31, 2021, net revenues from the Consumer Beauty segment increased 11%, or $58.4, to $570.2 from $511.8 in the three months ended December 31, 2020, reflecting an increase in unit volume of 7%, and a positive price and mix impact of 5%, partially offset by a negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
(i)an increase in net revenues due to market share gain from the key color cosmetics brands as a result of new brand positioning and enhanced support for these brands;
(ii)an increase in net revenues due to reduction in sales returns, discounts and allowances as a result of fewer shelf resets in the period and improvements in forecasting sales and better focus on planning for new products; and
(iii)an increase in net revenues due to market recovery from COVID-19, increasing customer demand and store traffic, which positively impacted all brands within the segment.
COST OF SALES
In the three months ended December 31, 2021, cost of sales decreased 4%, or $22.9, to $561.1 from $584.0 in the three months ended December 31, 2020. Cost of sales as a percentage of net revenues decreased to 35.6% in the three months ended December 31, 2021 from 41.3% in the three months ended December 31, 2020, resulting in a gross margin increase of approximately 570 basis points, primarily reflecting:
(i)approximately 310 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, reduced sales of products through lower priced channels, as well as price increases within our product portfolio;
(ii)approximately 90 basis points related to decreased excess and obsolescence expense on inventory due to improvements in the current fiscal year in forecasting sales and better focus on planning for new products;

(iii)approximately 90 basis points primarily related to a shelf reset for a major customer in the prior year which did not occur in the current year;
(iv)approximately 70 basis points primarily related to reductions in Consumer Beauty, as a percentage of revenues, in promotional allowances and other trade spend items, which are recorded as adjustments to net sales; and
(v)approximately 60 basis points related to decrease in designer license fees due to higher royalty minimum paid in the prior year.
These increases were partially offset by approximately 50 basis points related to increases in material costs, after consideration of our cost containment projects.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2021, selling, general and administrative expenses increased 12%, or $77.4, to $718.9 from $641.5 in the three months ended December 31, 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 45.6% in the three months ended December 31, 2021 from 45.3% in the three months ended December 31, 2020, or approximately 30 basis points. This increase primarily reflects:
(i)880 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches, as well as increased store promotions coinciding with store reopenings as COVID restrictions ease; and
(ii)80 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021.
These increases were partially offset by the following decreases:
(i)590 basis points related to gain on sale of real estate;
(ii)310 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount; and
(iii)40 basis points related to lower logistics costs as a percentage of net revenue.
OPERATING INCOME (LOSS)
In the three months ended December 31, 2021, operating income was $244.0 compared to income of $17.0 in the three months ended December 31, 2020. Operating income as a percentage of net revenues, increased to 15.5% in the three months ended December 31, 2021 as compared to an operating income as a percentage of net revenues of 1.2% in the three months ended December 31, 2020. The improved operating margin is largely driven by gain recognized on sale of real estate, lower cost of goods sold as a percentage of net revenues, decrease in restructuring expense, a reduction in fixed costs, decrease in acquisition and divestiture related expenses, and lower amortization expense, partially offset by an increase in advertising and consumer promotional costs and higher stock-based compensation.
Operating Income by Segment

	Three Months Ended December 31,
(in millions)	2021	2020	Change %
Operating income (loss)
Prestige	$141.6	$110.8	28%
Consumer Beauty	43.3	30.4	42%
Corporate	59.1	(124.2)	>100%
Total	$244.0	$17.0	>100%
Prestige
In the three months ended December 31, 2021, operating income for Prestige was $141.6 compared to income of $110.8 in the three months ended December 31, 2020. Operating margin increased to 14.0% of net revenues in the three months ended December 31, 2021 as compared to 12.3% in the three months ended December 31, 2020, driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.

Consumer Beauty
In the three months ended December 31, 2021, operating income for Consumer Beauty was $43.3 compared to income of $30.4 in the three months ended December 31, 2020. Operating margin increased to 7.6% of net revenues in the three months ended December 31, 2021 as compared to 5.9% in the three months ended December 31, 2020, driven by higher sales volume, a reduction in fixed costs and lower cost of goods sold as a percentage of net revenues, partially offset by an increase in advertising and consumer promotional costs.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2021, the operating income for Corporate was $59.1 compared to a loss of $124.2 in the three months ended December 31, 2020, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The increase in the operating income for Corporate was primarily driven by gain recognized on the sale of real estate, lower restructuring expense, and a decrease in acquisition and divestiture related expenses, partially offset by an increase in share-based compensation expense.
Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$141.6	$40.4	$182.0
Consumer Beauty	43.3	11.0	54.3
Corporate	59.1	(59.1)	—
Total	$244.0	$(7.7)	$236.3

	Three Months Ended December 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$110.8	$49.8	$160.6
Consumer Beauty	30.4	12.0	42.4
Corporate	(124.2)	124.2	—
Total	$17.0	$186.0	$203.0

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

	Three Months Ended December 31,
(in millions)	2021	2020	Change %
Reported operating income (loss)	$244.0	$17.0	>100%
% of net revenues	15.5%	1.2%
Amortization expense	51.4	61.8	(17)%
Restructuring and other business realignment costs	(1.8)	57.9	<(100%)
Stock-based compensation	27.5	14.6	88%
Costs related to acquisition and divestiture activities	6.9	51.7	(87)%
(Gain) on sale of real estate	(91.7)	—	N/A
Total adjustments to reported operating income	(7.7)	186.0	<(100%)
Adjusted operating income	$236.3	$203.0	16%
% of net revenues	15.0%	14.3%
Adjusted depreciation	75.6	81.5	(7)%
Adjusted EBITDA	$311.9	$284.5	10%
% of net revenues	19.8%	20.1%

In the three months ended December 31, 2021, adjusted operating income increased $33.3 to $236.3 from $203.0 in the three months ended December 31, 2020. Adjusted operating margin increased to 15.0% of net revenues in the three months ended December 31, 2021 from 14.3% in the three months ended December 31, 2020. In the three months ended December 31, 2021, adjusted EBITDA increased $27.4 to $311.9 from $284.5 in the three months ended December 31, 2020, primarily driven by a reduction in fixed costs and lower cost of goods sold as a percentage of net revenues, partially offset by an increase in advertising and consumer promotional costs. Adjusted EBITDA margin decreased to 19.8% of net revenues in the three months ended December 31, 2021 from 20.1% in the three months ended December 31, 2020.
Amortization Expense
In the three months ended December 31, 2021, amortization expense decreased to $51.4 from $61.8 in the three months ended December 31, 2020. In the three months ended December 31, 2021, amortization expense of $40.4 and $11.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2020, amortization expense of $49.8 and $12.0 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021, partially offset by amortization for the KKW collaboration agreement acquired in the third quarter of fiscal 2021.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $399.6 of cash costs life-to-date as of December 31, 2021, which have been recorded in Corporate.
In the three months ended December 31, 2021, we incurred a credit in restructuring and other business structure realignment costs of $(1.8), as follows:
•We incurred a credit in restructuring costs of $(4.1) primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $2.3 primarily related to the Transformation Plan and certain other programs. This amount includes $(0.3) reported in Selling, general and administrative expenses, and $2.6 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended December 31, 2020, we incurred restructuring and other business structure realignment costs of $57.9 as follows:

•We incurred restructuring costs of $59.6 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(1.7) primarily related to the Transformation Plan and certain other programs. This amount includes $(1.7) reported in Selling, general and administrative expenses, and nil reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended December 31, 2021, stock-based compensation was $27.5 as compared with $14.6 in the three months ended December 31, 2020. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended December 31, 2021 we incurred $6.9 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the three months ended December 31, 2020, we incurred $51.7 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the three months ended December 31, 2021 we recognized gain of $91.7 related to sale of real estate.
In the three months ended December 31, 2020, we did not recognize any gain related to sale of real estate.
In all reported periods, all gains related to sale of real estate were reported in Corporate.
Adjusted Depreciation Expense
In the three months ended December 31, 2021, adjusted depreciation expense of $37.0 and $38.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2020, adjusted depreciation expense of $38.8 and $42.7 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended December 31, 2021, net interest expense was $60.9 as compared with $59.2 in the three months ended December 31, 2020. This increase is primarily due to higher average interest rate in the current period.
OTHER INCOME, NET
In the three months ended December 31, 2021, other income, net was $126.2 as compared with an expense of $17.6 in the three months ended December 31, 2020. This increase is primarily due to a favorable adjustment of $128.3 related to the realized and unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2021 and 2020 was 16.0% and 68.2%, respectively. The positive effective tax rate for the three months ended December 31, 2021 results from reporting income before taxes and a provision for income taxes. The positive effective tax rate for the three months ended December 31, 2020 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended December 31, 2021, as compared with the three months ended December 31, 2020, is primarily due to the limitation on the deductibility of executive stock compensation and large fair value gains related to the investment in the Wella business in the current period, as well as a benefit of $18.8 in the current period recognized on the revaluation of our deferred tax assets due to a tax rate increase enacted in the Netherlands.
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

Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) before income taxes	$309.3	$49.4	16.0%	$(59.8)	$(40.8)	68.2%
Adjustments to reported operating income (a)	(7.7)			186.0
Change in fair value of investment in Wella Business (c)	(128.3)			—
Other adjustments (d)	(3.0)			13.5
Total Adjustments (b)	(139.0)	(33.1)		199.5	54.1
Adjusted income before income taxes	$170.3	$16.3	9.6%	$139.7	$13.3	9.5%

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
(c)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the three months ended December 31, 2020, this primarily represents the write-off of deferred financing fees related to the Wella sale.
The adjusted effective tax rate was 9.6% for the three months ended December 31, 2021 compared to 9.5% for the three months ended December 31, 2020. The differences were primarily due to the jurisdictional mix of income as well as a benefit of $18.8 in the current period recognized on the revaluation of our deferred tax assets due to a tax rate increase enacted in the Netherlands.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the three months ended December 31, 2021. Net income from discontinued operations for the three months ended December 31, 2021 reflects certain purchase price working capital adjustments net of the related income tax impact. On December 22, 2021, we entered into an agreement with the KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, we may receive future contingent proceeds. Earning the contingent proceeds is based on the future recovery of certain tax credits of the Wella Business. See Note 3—Discontinued Operations in the notes to our Consolidated Financial Statements for additional information.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $261.4 in the three months ended December 31, 2021 as compared to a loss of $252.3 in the three months ended December 31, 2020. The increase in the income is primarily driven by higher operating income in the current year, a favorable adjustment of $128.3 related to the realized and unrealized gain in the Wella investment in the current year, and the loss on sale of the Wella Business, which was recorded in the comparative period.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2021	2020	Change %
Net income from Coty Inc. net of noncontrolling interests	$261.4	$(252.3)	>100%
Convertible Series B Preferred Stock dividends	(68.7)	(23.1)	<(100%)
Reported net income attributable to Coty Inc.	$192.7	$(275.4)	>100%
% of net revenues	12.2%	(15.0)%
Adjustments to reported operating income (a)	(7.7)	186.0	<(100%)
Adjustments to Loss on Sale of Business (b)	(4.8)	219.1	<(100%)
Change in fair value of investment in Wella Business (c)	(128.3)	—	N/A
Adjustment to other expense (d)	(3.0)	13.5	<(100%)
Adjustments to noncontrolling interests (e)	(1.7)	(3.3)	48%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	34.1	6.2	>100%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (f)	66.4	—	N/A
Adjusted net income attributable to Coty Inc.	$147.7	$146.1	1%
% of net revenues	9.4%	8.0%
Per Share Data
Adjusted weighted-average common shares
Basic	829.1	764.6
Diluted	892.3	937.6
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.18	$0.19
Diluted	$0.17	$0.18

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations”
(b)This amount reflects certain purchase price working capital adjustments related to the sale of the Wella Business.
(c)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the three months ended December 31, 2020, this primarily represents the write-off of deferred financing fees related to the Wella sale.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net loss attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(f)This adjustment represents the deemed dividend from the Second Exchange that closed on November 30, 2021 (as defined in Note 16—Equity and Convertible Preferred Stock).
SIX MONTHS ENDED DECEMBER 31, 2021 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2020
NET REVENUES
In the six months ended December 31, 2021, net revenues increased 16%, or $410.2, to $2,949.9 from $2,539.7 in the six months ended December 31, 2020, reflecting an increase in unit volume of 5%, and a positive price and mix impact of 11%. The overall increase in net revenues primarily reflects the reopening of stores across regions and increased leisure travel due to reduced COVID restrictions. A number of countries continued to experience rolling lockdowns; however, these lockdowns were confined to certain localities. Increased foot traffic and demand had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. In addition, the Prestige segment benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, Tiffany Rose Gold, and the relaunch of Kylie cosmetics. Consumer Beauty segment also experienced significant net revenue increase due to COVID-19 recovery and market share gain as a result of a repositioning and reinvestment in key color cosmetics brands. Furthermore, the growth of e-commerce and continued expansion in the U.S. and China contributed to the net revenue increase.

Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2021	2020	Change %
NET REVENUES
Prestige	$1,878.7	$1,548.2	21%
Consumer Beauty	1,071.2	991.5	8%
Total	$2,949.9	$2,539.7	16%
Prestige
In the six months ended December 31, 2021, net revenues from the Prestige segment increased 21%, or $330.5, to $1,878.7 from $1,548.2 in the six months ended December 31, 2020, reflecting an increase in unit volume of 16%, and a positive price and mix impact of 5%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from the travel retail business as many localities, particularly in North America, Europe, and China, have reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, Tiffany Rose Gold, CK Defy, and the global relaunch of Kylie cosmetics in the current fiscal year, as well as the continued success of Marc Jacobs Perfect, Gucci Guilty, and Gucci Makeup;
(iii)an increase in net revenues due to positive pricing impact and product mix as a result of global price increase and successful key innovations;
(iv)an increase in net revenues due to growth of e-commerce across the regions, distribution expansion in China, and additional shelf space in the U.S. retail stores;
(v)an incremental increase in net revenues from Kylie cosmetics due to a shelf reset for a major customer in the prior year which did not occur in the current year; and
(vi)an increase in net revenues in the Russian market due to the resolution of a dispute with a primary distributor, which negatively impacted net revenues in the prior year.
These increases in net revenue were partially offset by:
(i)lower net revenues due to strategic initiatives to reduce sales through lower priced channels; and
(ii)lower net revenues related to Kylie skin products due to less innovation in the current fiscal year.
Consumer Beauty
In the six months ended December 31, 2021, net revenues from the Consumer Beauty segment increased 8%, or $79.7, to $1,071.2 from $991.5 in the six months ended December 31, 2020, reflecting an increase in unit volume of 4%, and a positive price and mix impact of 4%. The increase in net revenues primarily reflects:
(i)an increase in net revenues due to market share gain from the key color cosmetics brands as a result of new brand positioning and enhanced support for these brands;
(ii)an increase in net revenues due to market recovery from COVID-19, increasing customer demand and store traffic, which positively impacted all brands within the segment;
(iii)an increase in net revenues due to reduction in sales returns, discounts and allowances as a result of fewer shelf resets in the period and improvements in forecasting sales and better focus on planning for new products; and
(iv)an incremental increase in net revenues from Max Factor in China as a result of additional sell through trend compared to the prior comparative period.
These increases in net revenue were partially offset by lower net revenues as a result of license expiration from Beyonce and Stetson.

COST OF SALES
In the six months ended December 31, 2021, cost of sales increased 2%, or $17.0, to $1,065.9 from $1,048.9 in the six months ended December 31, 2020. Cost of sales as a percentage of net revenues decreased to 36.1% in the six months ended December 31, 2021 from 41.3% in the six months ended December 31, 2020 resulting in a gross margin increase of approximately 520 basis points primarily reflecting:
(i)approximately 300 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, reduced sales of products through lower priced channels, as well as price increases within our product portfolio;
(ii)approximately 110 basis points related to decreased excess and obsolescence expense on inventory due to higher than normal costs in the prior year as a result of the COVID-19 pandemic, as well as improvements in the current fiscal year in forecasting sales and better focus on planning for new products;
(iii)approximately 60 basis points primarily related to reductions in Consumer Beauty, as a percentage of revenues, in promotional allowances and other trade spend items, which are recorded as adjustments to net sales;
(iv)approximately 50 basis points related to decreased manufacturing overhead costs and variable costs due to increased manufacturing efficiencies and improvements in productivity; and
(v)approximately 40 basis points primarily related to a shelf reset for a major customer in the prior year which did not occur in the current year.
These increases were partially offset by approximately 40 basis points related to increases in material costs, after consideration of our cost containment projects.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2021, selling, general and administrative expenses increased 22%, or $270.3, to $1,495.2 from $1,224.9 in the six months ended December 31, 2020. Selling, general and administrative expenses as a percentage of net revenues increased to 50.7% in the six months ended December 31, 2021 from 48.2% in the six months ended December 31, 2020, or approximately 250 basis points. This increase was primarily due to:
(i)710 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches, as well as increased store promotions coinciding with store reopenings as COVID restrictions ease;
(ii)390 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021; and
(iii)30 basis points related to bad debt expense due to the collection of previously reserved item as a result of resolution of a dispute with a primary distributor in the Russian market which lowered the bad debt expense in prior year.
These increases were partially offset by the following decreases:
(i)460 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount;
(ii)320 basis points related to gain on sale of real estate;
(iii)50 basis points related to favorable transactional impact from our exposure to foreign currency exchange fluctuations; and
(iv)50 basis points related to lower logistics costs as a percentage of net revenue.
OPERATING INCOME (LOSS)
In the six months ended December 31, 2021, operating income was $261.2 compared to a loss of $49.0 in the six months ended December 31, 2020. Operating margin as a percentage of net revenues, increased to 8.9% in the six months ended December 31, 2021 as compared to an operating income as a percentage of net revenues of (1.9)% in the six months ended December 31, 2020. The improved operating margin is largely driven by lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, decrease in acquisition and divestiture related expenses, gain recognized on sale of real estate, decrease in restructuring expense, and lower amortization expense, partially offset by an increase in advertising and consumer promotional costs and higher stock-based compensation.

Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2021	2020	Change %
Operating income (loss)
Prestige	$273.7	$144.8	89%
Consumer Beauty	54.7	16.7	>100%
Corporate	(67.2)	(210.5)	68%
Total	$261.2	$(49.0)	>100%
Prestige
In the six months ended December 31, 2021, operating income for Prestige was $273.7 compared to income of $144.8 in the six months ended December 31, 2020. Operating margin increased to 14.6% of net revenues in the six months ended December 31, 2021 as compared to 9.4% in the six months ended December 31, 2020, driven primarily by higher sales volume, lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
Consumer Beauty
In the six months ended December 31, 2021, operating income for Consumer Beauty was $54.7 compared to income of $16.7 in the six months ended December 31, 2020. Operating margin increased to 5.1% of net revenues in the six months ended December 31, 2021 as compared to 1.7% in the six months ended December 31, 2020, driven by higher sales volume, a reduction in fixed costs and lower cost of goods sold as a percentage of net revenues, partially offset by an increase in advertising and consumer promotional costs.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2021, the operating loss for Corporate was $67.2 compared to a loss of $210.5 in the six months ended December 31, 2020, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by a decrease in acquisition and divestiture related expenses, lower restructuring expense, and gain recognized on the sale of real estate, partially offset by an increase in share-based compensation expense.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	273.7	$85.4	$359.1
Consumer Beauty	54.7	23.0	77.7
Corporate	(67.2)	67.2	—
Total	$261.2	$175.6	$436.8

	Six Months Ended December 31, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Prestige	144.8	$101.5	$246.3
Consumer Beauty	16.7	25.7	42.4
Corporate	(210.5)	210.5	—
Total	$(49.0)	$337.7	$288.7

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

	Six Months Ended December 31,
(in millions)	2021	2020	Change %
Reported operating income (loss)	261.2	(49.0)	>100%
% of net revenues	8.9%	(1.9)%
Amortization expense	108.4	127.2	(15)%
Restructuring and other business realignment costs	13.3	92.3	(86)%
Stock-based compensation	135.7	20.2	>100%
Costs related to acquisition and divestiture activities	10.9	98.0	(89)%
(Gain) on sale of real estate	(92.7)	—	N/A
Total adjustments to reported operating income	$175.6	$337.7	(48)%
Adjusted operating income	$436.8	$288.7	51%
% of net revenues	14.8%	11.4%
Adjusted depreciation	153.6	162.4	(5)%
Adjusted EBITDA	$590.4	$451.1	31%
% of net revenues	20.0%	17.8%

In the six months ended December 31, 2021, adjusted operating income increased $148.1, to $436.8 from $288.7 in the six months ended December 31, 2020. Adjusted operating margin increased to 14.8% of net revenues in the six months ended December 31, 2021 from 11.4% in the six months ended December 31, 2020. In the six months ended December 31, 2021, adjusted EBITDA increased $139.3 to $590.4 from $451.1 in the six months ended December 31, 2020. Adjusted EBITDA margin increased to 20.0% of net revenues in the six months ended December 31, 2021 from 17.8% in the six months ended December 31, 2020, primarily driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs, partially offset by an increase in advertising and consumer promotional costs.
Amortization Expense
In the six months ended December 31, 2021, amortization expense decreased to $108.4 from $127.2 in the six months ended December 31, 2020. In the six months ended December 31, 2021, amortization expense of $85.4 and $23.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2020, amortization expense of $101.5 and $25.7 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021, partially offset by amortization for the KKW collaboration agreement acquired in the third quarter of fiscal 2021.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $399.6 of cash costs life-to-date as of December 31, 2021, which have been recorded in Corporate.
In the six months ended December 31, 2021, we incurred restructuring and other business structure realignment costs of $13.3, as follows:
•We incurred restructuring costs of $8.3 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $5.0 primarily related to our Transformation plan and certain other programs. This amount includes $(0.3) reported in Selling, general and administrative expenses, and $5.3 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In the six months ended December 31, 2020, we incurred restructuring and other business structure realignment costs of $92.3 as follows:
•We incurred restructuring costs of $89.7 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $2.6 primarily related to our Turnaround plan. This amount includes $2.6 reported in Selling, general and administrative expenses, and nil reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In the six months ended December 31, 2021, stock-based compensation was $135.7 as compared with $20.2 in the six months ended December 31, 2020. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the six months ended December 31, 2021, we incurred $10.9 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the six months ended December 31, 2020, we incurred $98.0 of cost relating to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the six months ended December 31, 2021 we recognized gain of $92.7 related to sale of real estate.
In the six months ended December 31, 2020, we did not recognize any gain related to sale of real estate.
In all reported periods, all gains related to sale of real estate were reported in Corporate.

Adjusted depreciation expense
In the six months ended December 31, 2021, adjusted depreciation expense of $75.0 and $78.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2020, adjusted depreciation expense of $72.9 and $89.5 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the six months ended December 31, 2021, net interest expense was $120.7 as compared with $121.3 in the six months ended December 31, 2020. This decrease is primarily due to the lower debt balance, partially offset by a higher average interest rate in the current period.
OTHER INCOME, NET
In the six months ended December 31, 2021, other income, net was $512.3 as compared with an expense of $11.8 in the six months ended December 31, 2020. This increase is primarily due to a favorable adjustment of $518.3 related to the realized and unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2021 and 2020 was 25.1% and 156.9%, respectively. The change in the effective tax rate for the six months ended December 31, 2021, as compared to the prior period is primarily due to the limitation on the deductibility of executive stock compensation and large fair value gains related to the investment in the Wella business in the current period, as well as a benefit related to a change in the Company's main principal location of $220.5 recorded in the prior period. The benefit recorded in the prior period was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2021			Six Months Ended December 31, 2020
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$652.8	$164.0	25.1%	$(182.1)	$(285.7)	156.9%
Other adjustments to reported operating income (a)	175.6			337.7
Change in fair value of investment in Wella Business (c)	(518.3)
Other adjustments (d)	(2.8)			8.2
Total Adjustments (b) (e)	(345.5)	(108.0)		345.9	305.0
Adjusted income before income taxes	$307.3	$56.0	18.2%	$163.8	$19.3	11.8%

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
(c)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the six months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the six months ended December 31, 2020, this primarily represents the write-off of deferred financing fees related to the Wella sale and adjustments for pension curtailment gains.

(e)The total tax impact on adjustments in the prior period includes a $220.5 benefit recorded as the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam on July 1, 2020.
The adjusted effective tax rate was 18.2% for the six months ended December 31, 2021 compared to 11.8% for the six months ended December 31, 2020. The differences were primarily due to the jurisdictional mix of income as well as a benefit of $18.8 in the current period recognized on the revaluation of our deferred tax assets due to a tax rate increase enacted in the Netherlands. In addition, the resolution of foreign uncertain tax positions having a greater proportional effect in the prior year.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the six months ended December 31, 2021. Net income from discontinued operations for the six months ended December 31, 2021 reflects certain purchase price working capital adjustments net of the related income tax impact. On December 22, 2021, we entered into an agreement with the KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, we may receive future contingent proceeds. Earning the contingent proceeds is based on the future recovery of certain tax credits of the Wella Business. See Note 3—Discontinued Operations in the notes to our Consolidated Financial Statements for additional information.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $487.4 in the six months ended December 31, 2021, as compared to net loss of $30.9 in the six months ended December 31, 2020. This increase in net income was primarily driven by higher operating income in the current year, a favorable adjustment of $518.3 related to the realized and unrealized gain in the Wella investment in the current year, and the loss on sale of the Wella Business, which was recorded in the comparative period, partially offset by a tax benefit of $220.5 in the first quarter of fiscal 2021 which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam, and the net income recognized from discontinued operations in the prior fiscal year.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2021	2020	Change %
Net income from Coty Inc. net of noncontrolling interests	487.4	(30.9)	>100%
Convertible Series B Preferred Stock dividends (a)	(191.7)	(43.9)	<(100%)
Reported net income (loss) attributable to Coty Inc.	295.7	(74.8)	>100%
% of net revenues	10.0%	(2.1)%
Adjustments to reported operating income (b)	175.6	339.1	(48)%
Adjustments to Loss on Sale of Business (c)	(4.8)	219.1	<(100%)
Change in fair value of investment in Wella Business (d)	(518.3)	—	N/A
Adjustment to other expense (e)	(2.8)	8.2	<(100%)
Adjustments to noncontrolling interests (f)	(3.6)	(4.5)	20%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	109.0	(249.8)	>100%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (a) (g)	160.0	—	N/A
Adjusted net income attributable to Coty Inc.	210.8	237.3	(11)%
% of net revenues	7.1%	6.7%
Per Share Data
Adjusted weighted-average common shares
Basic	803.3	764.3
Diluted (a)	815.1	926.6
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.26	$0.31
Diluted (a)	$0.26	$0.30

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. For the six months ended December 31, 2021, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations”
(c)This amount reflects certain purchase price working capital adjustments related to the sale of the Wella Business.
(d)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the six months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the six months ended December 31, 2020, this primarily represents the write-off of deferred financing fees related to the Wella sale and adjustments for pension curtailment gains.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net loss attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(g)This adjustment represents the deemed dividend from the Second Exchange that closed on November 30, 2021 and the deemed dividend from the First Exchange that closed on October 20, 2021 (as defined in Note 16—Equity and Convertible Preferred Stock).
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
During the six months ended December 31, 2021, we simplified our capital structure through a series of transactions with KKR Aggregator, as a result of which KKR Aggregator fully exited its ownership of Coty. Cumulatively, such transactions resulted in annual dividend savings of approximately $77.0. Refer to Note 16—Equity and Convertible Preferred Stock.
Due to the current status of Brazil's capital markets, we have withdrawn our previously announced filing with the Brazilian Securities and Exchange Commission, Comissão de Valores Mobiliários. Going forward, we will monitor Brazil's capital markets to assess the timing and feasibility of a potential public offering of a minority stake in its Brazilian operations.
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
Despite encouraging signs of recovery in the latter half of fiscal 2021 and continuing into the first quarter of fiscal 2022, the impact and duration of COVID-19 on our business continues to be uncertain. Further, inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. The impact on the current quarter was not significant, but we expect a more material headwind from inflation in the second half of the fiscal year. We intend to offset the incremental inflation impacts by increasing prices in selected markets. Currently, we are implementing mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. However, as a result of cash on hand and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of COVID-19, we have implemented a plan to reduce our cost base by the end of fiscal 2023, with additional plans for savings in fiscal 2024. This plan includes an adaptation of our supply network, organizational changes, renegotiation of purchasing and licensing agreements, as well as a reduction of certain discretionary expenses.
Debt
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through consideration of refinancing or redemption of a portion of our debt. Management expects to use any distributions from the Wella investment to pay down debt.
In the fourth quarter of fiscal 2021, we refinanced $900.0 of our dollar-denominated term loan debt and €700.0 million (approximately $833.3 as of June 30, 2021) of our euro-denominated term loan debt that were scheduled to mature in 2023 with new senior secured notes that mature in 2026. In the second quarter of fiscal 2022, we replaced our two existing classes of revolving commitments, having an aggregate principal amount of $2,750.0, with a single class of revolving commitments, having an aggregate principal amount of $2,000.0 due April 2025, and issued $500.0 of senior secured notes due January 2029. We used the net proceeds of these offerings to repay portions of the term loans outstanding under the existing credit facilities originally due April 2023 and to pay related premiums, fees and expenses thereto. See Note 12—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
These activities improved our medium term liquidity. As noted above, our Convertible Series B Preferred stock was fully converted and exchanged as of December 31, 2021, which reduces our future commitment to preferred shareholders improving our ability to reduce our external debt. As we refinance our debt in order to extend maturing obligations, the applicable interest rates have been, and are likely to continue to be, higher than previous applicable interest rates, due in large part to prevailing macroeconomic conditions and our credit ratings at the time. Despite these higher interest rates, we expect that our interest expense will be favorably impacted by lower overall debt balances as we continue to deleverage.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $177.0 and $133.6 as of December 31, 2021 and June 30, 2021, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $597.9 and $392.6 during the six months ended December 31, 2021 and 2020, respectively.
Cash Flows

	Six Months Ended December 31,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$734.7	$472.7
Net cash provided by investing activities	74.5	2,714.1
Net cash used in financing activities	(547.5)	(2,932.8)
Net cash provided by operating activities
Net cash provided by operating activities was $734.7 and $472.7 for the six months ended December 31, 2021 and 2020, respectively. The increase in cash flows from operating activities of $262.0 was driven by a year over year increase in higher cash net income and positive impacts from changes in net working capital accounts. Cash net income was positively impacted by reductions in costs as a percentage of net revenues as well as higher net revenues year over year and was partially offset by the prior year positive impact from the collection of tax overpayments. Changes in Accounts payable year over year were the primary driver behind the overall net working capital improvement mainly due to the timing of payments that did not occur to the same extent in the current year and increases in current liabilities due to a higher level of current year advertising and consumer promotional spend. A decrease from changes in Inventories year over year partially offset the increases from Accounts payable and was primarily driven by the cash inflows from changes in inventory due to improvements in our inventory management and related forecasting of sales demand. Decreases from changes in Trade receivables, Prepaid expenses and other current assets, and Accrued expenses and other current liabilities also contributed to partially offsetting higher inflows year over year from net working capital driven by changes in Accounts payable.

Net cash provided by investing activities
Net cash provided by investing activities was $74.5 and $2,714.1 for the six months ended December 31, 2021 and 2020, respectively. The decrease in cash flows provided by investing activities of $2,639.6 year over year was primarily driven by lower year over year cash flows due to the prior year impact of the net cash proceeds of $2,386.2 from the sale of the Wella Business and $448.0 proceeds from the return of capital under Coty's equity investment whereby Coty initially retained a 40% stake in Wella. The current year increase in cash inflows of $124.4 from proceeds from the sale of long-term assets and the current year $34.0 receipt of contingent proceeds related to the Wella Business tax credits partially offset the lower cash inflows from investing activities year over year.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2021 and 2020 was $547.5 and $2,932.8, respectively. The decrease in cash used in financing activities of $2,385.3 is primarily driven by lower year over year outflows from long-term debt related activities of $2,781.0, which included higher repayments in the prior year for term loans, and net repayments associated with our available revolving credit facility resulting from the prior year use of proceeds from the sale of the Wella Business to pay down debt. Additionally, we received $500.0 of proceeds from the issuance of senior secured notes during the six months ended December 31, 2021. The main drivers partially offsetting the decrease in cash used in the current year to pay down debt, include the impact of the prior year proceeds of $227.2 from the issuance of Convertible Series B Preferred Stock in connection with the equity investment agreement with KKR Aggregator combined with the impact of current year cash outflows for dividend payments on Series B Preferred Stock of $49.2. Additionally, there were higher cash outflows for settlements of financing related foreign currency contracts of $63.4 and current year payments of $37.2 for deferred financing fees.
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
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ended June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have been declared and paid in October 2021. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. On September 30, 2021, the Board of Directors declared a dividend on the Series B Preferred Stock of $5.9, of which $1.4 was paid.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 20—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$135.2 million (approximately $24.3) as of December 31, 2021.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $14.3 and $15.0 and bank guarantees of $21.3 and $31.2 as of December 31, 2021 and June 30, 2021, respectively.

Contractual Obligations
See Note 11—Leases and Note 12—Debt for updates to our contractual obligations resulting from the Wella Transaction.
Our principal contractual obligations and commitments as of December 31, 2021 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2021 Form 10-K, except as noted above. For the six months ended December 31, 2021, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
Below are disclosures regarding our equity investments. As of December 31, 2021, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2021 Form 10-K.
Equity Investments
We elected the fair value option to account for our investment in the Wella Business to align with the our strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. The weighting of the approaches could have a significant impact on the valuation of the investment.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR in exchange for the redemption of 290,465 shares of KKR's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends (the "First Exchange"). On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR in exchange for the redemption of KKR's remaining convertible preferred shares in Coty (the "Second Exchange"). The First Exchange and Second Exchange were also included and weighted for the valuation purposes.
Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments and Note 16—Equity and Convertible Preferred Stock).
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2021.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier. †
10.2
Indenture, dated as of November 30, 2021, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 30 , 2021).

10.3	Form of 4.750% Senior Secured Notes due 2029. (included in Exhibit 10.2) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 30, 2021).
10.4
Joinder Agreement No. 2, dated as of November 30, 2021 among JPMorgan Chase Bank, N.A., as credit facility agent, Deutsche Bank Trust Company Americas as initial other authorized representative, and the Company to the First Lien/First Lien Intercreditor Agreement, dated as of April 21, 2021, as modified by the Joinder Agreement No. 1, dated as of June 16, 2021, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas, as initial other authorized representative. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 30, 2021).

10.5
Pledge and Security Agreement, dated as of November 30, 2021, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on November 30, 2021).

10.6
Refinancing Amendment, dated as of November 30, 2021, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 30, 2021).

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

COTY INC.

Date: February 8, 2022	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)