Form 10-Q
period 2022-03-31
COTY INC.
filed 2022-05-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At April 29, 2022, 839,191,079 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenues	$1,186.2	$1,027.8	$4,136.1	$3,567.5
Cost of sales	423.1	391.7	1,489.0	1,440.6
Gross profit	763.1	636.1	2,647.1	2,126.9
Selling, general and administrative expenses	659.3	545.6	2,154.5	1,770.5
Amortization expense	50.2	62.2	158.6	189.4
Restructuring costs	(6.8)	—	1.5	89.7
Acquisition- and divestiture-related costs	3.3	29.7	14.2	127.7
Operating income (loss)	57.1	(1.4)	318.3	(50.4)
Interest expense, net	62.9	50.3	183.6	171.6
Other income, net	(60.6)	(62.5)	(572.9)	(50.7)
Income (loss) from continuing operations before income taxes	54.8	10.8	707.6	(171.3)
Provision (benefit) for income taxes on continuing operations	0.5	(19.2)	164.5	(304.9)
Net income from continuing operations	54.3	30.0	543.1	133.6
Net income (loss) from discontinued operations	0.7	(17.3)	4.5	(148.2)
Net income (loss)	55.0	12.7	547.6	(14.6)
Net loss attributable to noncontrolling interests	(0.9)	(9.4)	(2.3)	(11.5)
Net income attributable to redeemable noncontrolling interests	2.3	6.5	8.9	12.2
Net income (loss) attributable to Coty Inc.	$53.6	$15.6	$541.0	$(15.3)
Amounts attributable to Coty Inc.
Net income from continuing operations	52.9	32.9	536.5	132.9
Convertible Series B Preferred Stock dividends	(3.3)	(34.1)	(195.0)	(78.1)
Net income (loss) from continuing operations attributable to common stockholders	49.6	(1.2)	341.5	54.8
Net income (loss) from discontinued operations	0.7	(17.3)	4.5	(148.2)
Net income (loss) attributable to common stockholders	$50.3	$(18.5)	$346.0	$(93.4)

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.06	$—	$0.42	$0.07
Earnings from continuing operations per common share - diluted	0.06	—	0.42	0.07
Losses from discontinued operations - basic	—	(0.02)	—	(0.19)
Losses from discontinued operations - diluted	—	(0.02)	—	(0.19)
Earnings (losses) per common share - basic	0.06	(0.02)	0.42	(0.12)
Earnings (losses) per common share - diluted	0.06	(0.02)	0.42	(0.12)
Weighted-average common shares outstanding:
Basic	838.4	765.4	814.8	764.6
Diluted	852.9	765.4	827.5	932.1

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net income (loss)	$55.0	$12.7	$547.6	$(14.6)
Other comprehensive income (loss):
Foreign currency translation adjustment	35.4	(107.1)	(215.4)	22.0
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.8) and $(2.4), and $(4.2) and $(7.2) during the three and nine months ended, respectively	4.6	7.8	14.5	23.2
Pension and other post-employment benefits adjustment, net of tax of $(0.6) and $0.2, and $(0.6) and $4.5 during the three and nine months ended, respectively	(0.2)	(0.4)	2.1	(15.1)
Total other comprehensive income (loss), net of tax	39.8	(99.7)	(198.8)	30.1
Comprehensive income (loss)	94.8	(87.0)	348.8	15.5
Comprehensive income attributable to noncontrolling interests:
Net loss	(0.9)	(9.4)	(2.3)	(11.5)
Foreign currency translation adjustment	(0.1)	(0.2)	(0.4)	(0.1)
Total comprehensive loss attributable to noncontrolling interests	(1.0)	(9.6)	(2.7)	(11.6)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	2.3	6.5	8.9	12.2
Comprehensive income (loss) attributable to Coty Inc.	$93.5	$(83.9)	$342.6	$14.9

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$668.6	$253.5
Restricted cash	31.6	56.9
Trade receivables—less allowances of $38.8 and $47.7, respectively	479.2	348.0
Inventories	643.1	650.8
Prepaid expenses and other current assets	381.7	473.9
Total current assets	2,204.2	1,783.1
Property and equipment, net	740.3	918.1
Goodwill	4,025.2	4,118.1
Other intangible assets, net	4,139.2	4,463.0
Equity investments	1,038.9	1,276.2
Operating lease right-of-use assets	351.4	318.5
Deferred income taxes	709.4	758.5
Other noncurrent assets	60.5	55.9
TOTAL ASSETS	$13,269.1	$13,691.4
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280.5	$1,166.1
Accrued expenses and other current liabilities	1,226.0	1,096.0
Short-term debt and current portion of long-term debt	516.5	24.2
Current operating lease liabilities	68.5	75.7
Income and other taxes payable	104.7	53.4
Total current liabilities	3,196.2	2,415.4
Long-term debt, net	4,316.9	5,401.0
Long-term operating lease liabilities	307.3	269.3
Pension and other post-employment benefits	394.1	420.6
Deferred income taxes	713.6	674.9
Other noncurrent liabilities	333.8	327.6
Total liabilities	9,261.9	9,508.8
COMMITMENTS AND CONTINGENCIES (See Note 20)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 1.0 issued and 0.1 and 1.0 and outstanding, respectively, at March 31, 2022 and June 30, 2021	142.4	1,036.3
REDEEMABLE NONCONTROLLING INTERESTS	71.9	84.1
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at March 31, 2022 and June 30, 2021	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 905.5 and 832.3 issued and 839.2 and 766.0 outstanding, respectively, at March 31, 2022 and June 30, 2021	9.0	8.3
Additional paid-in capital	10,770.9	10,376.2
Accumulated deficit	(5,214.6)	(5,755.6)
Accumulated other comprehensive income	(520.3)	(321.9)
Treasury stock—at cost, shares: 66.3 at March 31, 2022 and at June 30, 2021	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,598.7	2,860.7
Noncontrolling interests	194.2	201.5
Total equity	3,792.9	3,062.2
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$13,269.1	$13,691.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2022
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units			51.0	—	—					—		—
Shares withheld for employee taxes					(4.2)					(4.2)		(4.2)
Share-based compensation expense					107.8					107.8		107.8
Equity Investment contribution for share-based compensation					1.6					1.6		1.6
Changes in dividends accrued					0.5					0.5		0.5
Conversion of Convertible Series B Preferred Stock				0.5	307.4					307.9		307.9		(307.9)
Reclassification to Mandatorily redeemable Convertible Series B Preferred Stock					—					—		—		(394.2)
Dividends Accrued - Convertible Series B Preferred Stock					(22.7)					(22.7)		(22.7)		22.7
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(6.7)					(6.7)		(6.7)		6.7
Deemed Dividends - Exchange Agreement					(93.6)					(93.6)		(93.6)		93.6
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.5)
Net income (loss)						226.0				226.0	(0.5)	225.5	3.4
Other comprehensive loss							(138.0)			(138.0)	(0.2)	(138.2)
Adjustment of redeemable noncontrolling interests to redemption value					4.1					4.1		4.1	(4.1)
BALANCE—September 30, 2021	1.5	$—	883.3	$8.8	$10,670.4	$(5,529.6)	$(459.9)	66.3	$(1,446.3)	$3,243.4	$200.8	$3,444.2	$83.4	$453.7
Exercise of employee stock options and restricted stock units			(48.2)							—		—
Shares withheld for employee taxes					(7.1)					(7.1)		(7.1)
Share-based compensation expense					26.9					26.9		26.9
Equity Investment contribution for share-based compensation					(3.0)					(3.0)		(3.0)
Changes in dividends accrued					0.2					0.2		0.2
Conversion of Convertible Series B Preferred Stock			69.9	0.2	121.4					121.6		121.6		(121.6)
Exchange Transaction										—		—		(212.7)
Dividends Accrued - Convertible Series B Preferred Stock					(5.9)					(5.9)		(5.9)		5.9
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(0.8)					(0.8)		(0.8)		0.8
Deemed Dividends - Redemption of Convertible Series B Preferred Stock					(66.4)					(66.4)		(66.4)		66.4
Deemed Contributions - Convertible Series B Preferred Stock					4.4					4.4		4.4		(4.4)
Dividends Paid - Convertible Series B Preferred Stock										—		—		(45.7)
Net income (loss)						261.4				261.4	(0.9)	260.5	3.2
Other comprehensive income							(100.3)			(100.3)	(0.1)	(100.4)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Distribution to noncontrolling interests, net										—	(2.7)	(2.7)	(5.8)
Adjustment of redeemable noncontrolling interests to redemption value					(2.9)					(2.9)		(2.9)	2.9
BALANCE—December 31, 2021	1.5	$—	905.0	$9.0	$10,737.2	$(5,268.2)	$(560.2)	66.3	$(1,446.3)	$3,471.5	$197.1	$3,668.6	$83.7	$142.4
Exercise of employee stock options and restricted stock units			0.5	—	—					—		—
Shares withheld for employee taxes					(0.7)					(0.7)		(0.7)
Share-based compensation expense					29.1					29.1		29.1
Equity Investment contribution for share-based compensation					1.0					1.0		1.0
Changes in dividends accrued					0.1					0.1		0.1
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock					—					—		—		(3.3)
Net income (loss)						53.6				53.6	(0.9)	52.7	2.3
Other comprehensive income							39.9			39.9	(0.1)	39.8
Distribution to noncontrolling interests, net										—	(1.9)	(1.9)	(6.6)
Adjustment of redeemable noncontrolling interests to redemption value					7.5					7.5		7.5	(7.5)
BALANCE—March 31, 2022	1.5	$—	905.5	$9.0	$10,770.9	$(5,214.6)	$(520.3)	66.3	$(1,446.3)	$3,598.7	$194.2	$3,792.9	$71.9	$142.4

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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$547.6	$(14.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	389.5	436.1
Non-cash lease expense	55.6	61.6
Deferred income taxes	48.6	(238.8)
Provision (releases) for bad debts	2.6	(9.6)
Provision for pension and other post-employment benefits	11.9	8.3
Share-based compensation	164.3	28.9
Gains on disposals of long-term assets	(111.1)	—
(Gain) loss on sale of business in discontinued operations	(6.1)	246.6
Realized and unrealized gains from equity investments, net	(576.7)	(60.9)
Foreign exchange effects	1.0	26.8
Deferred financing fees write-offs	3.8	—
Other	11.5	44.7
Change in operating assets and liabilities
Trade receivables	(161.4)	(57.3)
Inventories	(10.1)	114.2
Prepaid expenses and other current assets	23.0	(133.0)
Accounts payable	137.3	(137.8)
Accrued expenses and other current liabilities	246.4	64.8
Operating lease liabilities	(54.8)	(104.4)
Income and other taxes payable	59.9	(44.4)
Other noncurrent assets	(8.5)	30.5
Other noncurrent liabilities	(14.8)	24.7
Net cash provided by operating activities	759.5	286.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133.0)	(143.7)
Proceeds from sale of long-term assets	169.7	4.3
Proceeds from contingent consideration from sale of discontinued business	34.0	—
Proceeds from sale of business, net of cash disposed	—	27.0
Proceeds from sale of discontinued business, net of cash disposed	—	2,374.1
Return of capital from equity investments	210.7	448.0
Payment for equity investment and related asset acquisition	—	(200.0)
Termination of currency swaps designated as net investment hedges	—	(37.6)
Net cash provided by investing activities	281.4	2,472.1
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt, original maturity less than three months	4.8	0.5
Proceeds from revolving loan facilities	444.3	2,147.9
Repayments of revolving loan facilities	(1,114.7)	(2,963.7)
Proceeds from issuance of other long-term debt	500.0	—
Repayments of term loans and other long-term debt	(256.1)	(2,162.0)
Dividend payment on Class A Common Stock	(1.3)	(1.5)

Dividend payment on Convertible Series B Preferred Stock	(52.5)	—
Proceeds from issuance of Convertible Series B Preferred Stock	—	227.2
Net (payments of) proceeds from foreign currency contracts	(94.1)	20.3
Purchase of remaining mandatorily redeemable noncontrolling interest	(7.1)	—
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(15.1)	(6.3)
Payment of deferred financing fees	(39.3)	—
All other	(11.6)	(4.8)
Net cash used in financing activities	(642.7)	(2,742.4)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8.4)	(10.1)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	389.8	6.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	310.4	352.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$700.2	$358.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$120.7	$164.0
Net cash payments (refunds) for income taxes	68.1	(5.5)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$65.4	$44.5
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	603.3	—
Conversion of Series B Preferred Stock into Class A Common Stock	429.5	—
Non-cash Series B Preferred Stock dividends and deemed (contributions) dividends	(1.1)	78.1
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
On November 30, 2020, the Company completed the previously announced strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As a result, Coty owned a 40% stake in Rainbow JVCO LTD and subsidiaries (together, "Wella") immediately after the transaction. As of March 31, 2022, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2021. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2022. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2022 and June 30, 2021, the Company had restricted cash of $31.6 and $56.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2022 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2022. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Wella to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments).
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
Tax Information
The effective income tax rate for the three and nine months ended March 31, 2022 and 2021 was 0.9% and (177.8)%, respectively, and 23.2% and 178.0%, respectively. The positive effective tax rate for the nine months ended March 31, 2022 results from reporting income before taxes and a provision for income taxes. The positive effective tax rate for the nine months ended March 31, 2021 results from reporting losses before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended March 31, 2022, as compared with the three months ended March 31, 2021, is primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the prior year, as well as the limitation on the deductibility of executive stock compensation in the current period. The change in the effective tax rate for the nine months ended March 31, 2022, as compared with the nine months ended March 31, 2021, is primarily due to the limitation on the deductibility of executive stock compensation and large fair value gains related to the investment in the Wella business in the current period, as well as a benefit related to a change in the Company's main principal location of $220.5 recorded in the prior period. The benefit recorded in the prior period was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2022 and June 30, 2021, the gross amount of UTBs was $271.5 and $279.9, respectively. As of March 31, 2022, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $151.3. As of March 31, 2022 and June 30, 2021, the liability associated with UTBs, including accrued interest and penalties, was $173.9 and $181.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.3 and $(1.4) for the three months ended March 31, 2022 and 2021, respectively, and $1.0 and $0.3, for the nine months ended March 31, 2022 and 2021, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021 was $22.7 and $21.7, respectively. On the basis of the information available as of March 31, 2022, it is reasonably possible that a decrease of up to $22.2 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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

Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The new guidance under ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of March 31, 2022, the Company has not applied any of the optional expedients or exceptions allowed under this ASU. The Company does not believe that this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The Company will adopt the guidance effective fiscal year 2023 and does not expect the adoption to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. This guidance will be effective for the Company in the first quarter of fiscal year 2024 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with KKR Bidco, regarding a strategic transaction for the sale of the Wella Business, valuing the business at $4,300.0 on a cash- and debt-free basis. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Business. As of March 31, 2022, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information.
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

The following table has selected financial information included in Net income (loss) from discontinued operations for the Wella Business.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022 (a)	2021	2022 (a)	2021
Net revenues	$—	$—	$—	$986.3
Cost of sales	—	—	—	322.5
Gross profit	—	—	—	663.8
Selling, general and administrative expenses	—	—	—	443.7
Restructuring costs	—	—	—	(0.7)
Operating income	—	—	—	220.8
Interest expense, net	—	—	—	21.3
(Gain) loss on sale of business	(1.3)	27.5	(6.1)	246.6
Other income, net	—	—	—	(1.0)
Income (loss) from discontinued operations before income taxes	1.3	(27.5)	6.1	(46.1)
Provision for income taxes on discontinued operations	0.6	(10.2)	1.6	102.1
Net income (loss) from discontinued operations	$0.7	$(17.3)	$4.5	$(148.2)

(a)Net income from discontinued operations for the three and nine months ended March 31, 2022 reflect certain working capital adjustments net of the related income tax impact.
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
During the second quarter of fiscal 2022, a $34.0 advance of future contingent proceeds was paid to the Company and is subject to claw back if recovery targets related to the Wella Business tax credits are not achieved. The $34.0 advanced to the Company is unearned and is included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet. The advance payment will be reflected as a liability until the contingency is resolved.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2022	2021	2022	2021
Net revenues:
Prestige	$726.4	$601.3	$2,605.1	$2,149.5
Consumer Beauty	459.8	426.5	1,531.0	1,418.0
Total	$1,186.2	$1,027.8	$4,136.1	$3,567.5
Operating income (loss):
Prestige	83.8	30.9	357.5	175.7
Consumer Beauty	(20.4)	9.1	34.3	25.8
Corporate	(6.3)	(41.4)	(73.5)	(251.9)
Total	$57.1	$(1.4)	$318.3	$(50.4)
Reconciliation:
Operating income (loss)	57.1	(1.4)	318.3	(50.4)
Interest expense, net	62.9	50.3	183.6	171.6
Other income, net	(60.6)	(62.5)	(572.9)	(50.7)
Income (loss) from continuing operations before income taxes	$54.8	$10.8	$707.6	$(171.3)
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2022	2021	2022	2021
Fragrance	57.6%	56.2%	60.3%	59.1%
Color Cosmetics	29.6	31.2	27.8	27.9
Body Care & Other	12.8	12.6	11.9	13.0
Total	100.0%	100.0%	100.0%	100.0%
5. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
There were no business combination or asset acquisition transactions during the three and nine months ended March 31, 2022.
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
The fair value of the KKW Collaboration Agreement and the Company’s 20% equity investment were estimated using an income approach. The Company accounts for its 20% investment in the equity of KKW Holdings under the equity method. The fair value of the KKW Collaboration Agreement is recognized within Other intangible assets, net and the Company’s equity investment in KKW Holdings is recognized within Equity investments, each within the Condensed Consolidated Balance Sheets. The fair value of the KKW Call Option was deemed to be de minimis.
Business Divestitures
There were no divestiture transactions during the three and nine months ended March 31, 2022.
Wella Business
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owns approximately 60% of the separately managed business, and the Company owned the remaining 40%. As of March 31, 2022, the Company owned a 25.9% stake in Wella. See Note 9—Equity Investments for additional information. Initial cash proceeds received for the sale of the 60% stake in Wella were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2).
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
6. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three and nine months ended March 31, 2022 and $3.3 and $2.8 of acquisition-related costs for the three and nine months ended March 31, 2021, respectively.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $3.3 and $14.2 for the three and nine months ended March 31, 2022, respectively, and $26.4 and $124.9 for the three and nine months ended March 31, 2021, respectively. Divestiture-related costs incurred during the three and nine months ended March 31, 2022 and 2021 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business.
7. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Transformation Plan	$(6.8)	$4.7	$1.5	$98.4
Other Restructuring	—	(4.7)	—	(8.7)
Total	$(6.8)	$—	$1.5	$89.7
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $231.3 related to approved initiatives through March 31, 2022, which have been recorded in Corporate.
Over the next two fiscal years, the Company expects to incur approximately $15.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	1.8	—	(0.3)	1.5
Cumulative through March 31, 2022	$226.4	$(1.6)	$6.5	$231.3
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Balance—July 1, 2021	$122.5	$—	$0.3	$122.8
Restructuring charges	13.5	—	—	13.5
Payments	(38.7)	—	(0.2)	(38.9)
Changes in estimates	(11.7)	—	(0.3)	(12.0)
Non-cash utilization	(0.8)	—	—	(0.8)
Effect of exchange rates	(5.5)	—	0.2	(5.3)
Balance—March 31, 2022	$79.3	$—	$—	$79.3
The Company currently estimates that the total remaining accrual of $79.3 will result in cash expenditures of approximately $20.5, $58.2 and $0.6 in fiscal 2022, 2023 and thereafter, respectively.

8. INVENTORIES
Inventories as of March 31, 2022 and June 30, 2021 are presented below:

	March 31, 2022	June 30, 2021
Raw materials	$162.7	$159.5
Work-in-process	7.5	12.5
Finished goods	472.9	478.8
Total inventories	$643.1	$650.8

9. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	March 31, 2022	June 30, 2021
Equity method investments:
KKW Holdings (a)	$13.9	$16.2
Equity investments at fair value:
Wella (b)	1,025.0	1,260.0

Total equity investments	$1,038.9	$1,276.2

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.

During the three and nine months ended March 31, 2022, the Company recognized $(0.9) and $(2.3), respectively, representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.

(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a 60% stake in Coty’s Wella Business. As of March 31, 2022 and June 30, 2021, the Company's stake in Wella was 25.9% and 40.0%, respectively.
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
On March 3, 2022, Wella approved an interim distribution to its shareholders. As part of the transaction, Wella refinanced its third party debt and used $210.7 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital.

The following table presents summarized financial information of the Company’s equity method investees for the period ending March 31, 2022. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021 (a)	2022	2021 (a)
Summarized Statements of Operations information:
Net revenues	$552.8	$528.5	$1,916.3	$743.7
Gross profit	376.4	361.4	1,314.5	508.4
Operating income	18.1	(56.6)	119.9	(61.7)
Income before income taxes	(50.6)	(89.2)	6.3	(102.7)
Net income	(31.5)	(78.8)	10.5	(91.5)

(a)As the sale of the Wella Business occurred on November 30, 2020, Wella's prior year summarized financials only comprise of four month of activity.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended March 31, 2022. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended March 31, 2022.

Equity investments at fair value:
Balance as of June 30, 2021	$1,260.0
First Exchange	(390.6)
Second Exchange	(212.7)
Wella Distribution	(210.7)
Total gains/(losses) included in earnings	579.0
Balance as of March 31, 2022	$1,025.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of March 31, 2022. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,025.0	Discounted cash flows	Discount rate	11.75% (a)
			Growth rate	1.5% - 7.2% (a)

		Market multiple	Revenue multiple	2.0x (b)
			EBITDA multiple	12.0x – 19.0x (b)

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

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2022 and June 30, 2021 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2021	$6,384.0	$1,774.2	$8,158.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2021	$3,273.7	$844.4	$4,118.1

Changes during the period ended March 31, 2022
Foreign currency translation	(74.8)	(18.1)	(92.9)

Gross balance at March 31, 2022	$6,309.2	$1,756.1	$8,065.3
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at March 31, 2022	$3,198.9	$826.3	$4,025.2
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2022 and June 30, 2021 are presented below:

	March 31, 2022	June 30, 2021
Indefinite-lived other intangible assets	$992.6	$1,018.7
Finite-lived other intangible assets, net	3,146.6	3,444.3
Total Other intangible assets, net	$4,139.2	$4,463.0

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2021	$1,018.7	$1,018.7

Changes during the period ended March 31, 2022
Foreign currency translation	(26.1)	(26.1)

Gross balance at March 31, 2022	$1,906.1	$1,906.1
Accumulated impairments	(913.5)	(913.5)
Net balance at March 31, 2022	$992.6	$992.6

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2021
License agreements and collaboration agreements	$4,192.9	$(1,229.1)	$(19.6)	$2,944.2
Customer relationships	803.1	(486.3)	(5.5)	311.3
Trademarks	330.2	(168.7)	(0.5)	161.0
Product formulations and technology	90.2	(62.4)	—	27.8
Total	$5,416.4	$(1,946.5)	$(25.6)	$3,444.3
March 31, 2022
License agreements and collaboration agreements	$4,023.0	$(1,306.3)	$(19.6)	$2,697.1
Customer relationships	760.3	(477.6)	(5.5)	277.2
Trademarks	325.4	(176.6)	(0.5)	148.3
Product formulations and technology	87.9	(63.9)	—	24.0
Total	$5,196.6	$(2,024.4)	$(25.6)	$3,146.6
Amortization expense was $50.2 and $62.2 for the three months ended March 31, 2022 and 2021, respectively and $158.6 and $189.4 for the nine months ended March 31, 2022 and 2021, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2022	2021	2022	2021
Operating lease cost	$22.1	$21.4	$64.2	$60.4
Short-term lease cost	0.4	0.1	1.0	0.5
Variable lease cost	9.9	8.3	28.8	38.6
Sublease income	(5.1)	(5.6)	(15.8)	(10.1)
Net lease cost	$27.3	$24.2	$78.2	$89.4
Other information:
Operating cash outflows from operating leases	$(18.7)	$(29.2)	$(64.0)	$(109.1)
Right-of-use assets obtained in exchange for lease obligations	$73.1	$16.6	$100.1	$27.4

Weighted-average remaining lease term - real estate			7.8 years	6.5 years
Weighted-average discount rate - real estate leases			3.81%	3.55%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2022, remaining	$21.9
2023	77.7
2024	66.3
2025	54.6
2026	45.8
Thereafter	177.9
Total future lease payments	444.2
Less: imputed interest	(68.4)
Total present value of lease liabilities	375.8
Current operating lease liabilities	68.5
Long-term operating lease liabilities	307.3
Total operating lease liabilities	$375.8

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.
12. DEBT
The Company’s debt balances consisted of the following as of March 31, 2022 and June 30, 2021, respectively:

	March 31, 2022	June 30, 2021
Short-term debt	$4.8	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	781.2	833.3
2029 Dollar Senior Secured Notes due January 2029	500.0	—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	—	670.0
2021 Coty Revolving Credit Facility due April 2025	—	—
2018 Coty Term A Facility due April 2023	—	114.0
2018 Coty Term B Facility due April 2025	1,277.4	1,461.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	613.8	654.7
2026 Euro Notes due April 2026	279.0	297.6
Other long-term debt and capital lease obligations	0.1	0.2
Total debt	4,906.3	5,481.5
Less: Short-term debt and current portion of long-term debt	(516.5)	(24.2)
Total Long-term debt	4,389.8	5,457.3
Less: Unamortized financing fees	(45.8)	(51.7)
Less: Discount on long-term debt	(27.1)	(4.6)
Total Long-term debt, net	$4,316.9	$5,401.0
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2022, total short-term debt increased to $4.8 from nil as of June 30, 2021. In addition, the Company had undrawn letters of credit of $14.3 and $15.0, and bank guarantees of $20.3 and $31.2 as of March 31, 2022 and June 30, 2021, respectively.

Long-Term Debt
Recent Developments
Early Bond Redemption
On February 15, 2022, the Company issued a notice of full redemption of the 2023 Euro Notes (as defined below) in the amount of €550.0 million (approximately $613.8 as of March 31, 2022). The Company planned to utilize cash on hand of $488.1 and draw down $125.7 on the 2021 Coty Revolving Credit Facility (as defined below) for the redemption. As of March 31, 2022, the portion of the 2023 Euro Notes to be redeemed utilizing cash on hand was included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Balance Sheet and the portion to be redeemed utilizing funds from the 2021 Coty Revolving Credit Facility was included in Long-term debt, net in the Condensed Consolidated Balance Sheet. The Company redeemed the 2023 Euro Notes on April 15, 2022.
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
Debt Paydowns and Waiver of Reinvestment Balance
In October 2021 and January 2022, the Company completed the sale of certain real estate holdings, and in accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized the proceeds from the sale to pay down a portion of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility (as defined below). As a result of the October 2021 prepayments, the outstanding principal balances of the 2018 Coty Term A Facility and the U.S. dollar portion of the 2018 Coty Term B Facility were reduced by €6.2 million (approximately $7.2) and $91.9, respectively. As a result of the January 2022 prepayments, the outstanding principal balances of the euro and U.S. dollar portions of the 2018 Coty Term B Facility were reduced by €13.9 million (approximately $15.7) and $22.3, respectively.
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
Deferred Financing Costs and Write-offs
During the three and nine months ended March 31, 2022, the Company capitalized original issue debt discounts of $0.0 and $27.0, respectively, and deferred issuance costs of $0.5 and $8.9, respectively, and wrote off unamortized deferred issuance costs of $0.1 and $3.4, respectively, and original issue debt discounts of $0.1 and $0.4, respectively, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations.
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

Fair Value of Debt

	March 31, 2022		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,181.2	$2,109.0	$1,733.3	$1,749.1
2018 Coty Credit Agreement	1,277.4	1,248.0	2,245.7	2,188.5
Senior Unsecured Notes	1,442.8	1,434.0	1,502.3	1,500.5
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized a Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of March 31, 2022, are presented below:

Fiscal Year Ending June 30,
2022, remaining	$493.9
2023	23.5
2024	23.5
2025	1,350.3
2026	2,510.2
Thereafter	500.0
Total	$4,901.4
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
As of March 31, 2022, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

13. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2022 and 2021, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest expense	$60.9	$51.7	$185.4	$171.3
Foreign exchange losses (gains), net of derivative contracts	3.4	(0.6)	1.0	3.1
Interest income	(1.4)	(0.8)	(2.8)	(2.8)
Total interest expense, net	$62.9	$50.3	$183.6	$171.6

14. EMPLOYEE BENEFIT PLANS
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company's non-U.S. pension plans. As a result, the Company recognized curtailment gains of nil and $2.7 for the three months ended March 31, 2022 and 2021, respectively, and $0.2 and $8.0 for the nine months ended March 31, 2022 and 2021, respectively. Additionally, the Company recognized a settlement loss of $0.1 and $2.1 for the three months and nine months ended March 31, 2022, respectively, of which $0.7 was related to restructuring actions. The impact of the curtailment and settlement activity on the current and prior comparative periods is included in Other income, net in the Condensed Consolidated Statements of Operations.
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$2.4	$2.6	$0.2	$0.3	$2.6	$2.9
Interest cost	0.1	0.1	1.6	1.7	0.3	0.3	2.0	2.1
Expected return on plan assets	—	—	(1.2)	(1.1)	—	—	(1.2)	(1.1)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.9)	(0.1)	(0.9)
Amortization of net loss	0.1	0.4	(0.1)	(0.1)	—	—	—	0.3
Settlement loss recognized	—	—	0.1	—	—	—	0.1	—
Curtailment gain recognized	—	—	—	(2.7)	—	—	—	(2.7)
Net periodic benefit cost (credit)	$0.2	$0.5	$2.8	$0.4	$0.4	$(0.3)	$3.4	$0.6

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$7.1	$14.5	$0.6	$0.9	$7.7	$15.4
Interest cost	0.3	0.3	4.8	6.4	0.9	0.9	6.0	7.6
Expected return on plan assets	—	—	(3.4)	(4.8)	—	—	(3.4)	(4.8)
Amortization of prior service cost (credit)	—	—	—	(0.2)	(0.3)	(2.6)	(0.3)	(2.8)
Amortization of net (gain) loss	0.3	1.1	(0.3)	(0.2)	—	—	—	0.9
Settlement loss recognized	—	—	2.1	—	—	—	2.1	—
Curtailment gain recognized	—	—	(0.2)	(8.0)	—	—	(0.2)	(8.0)
Net periodic benefit cost (credit)	$0.6	$1.4	$10.1	$7.7	$1.2	$(0.8)	$11.9	$8.3
Net periodic benefit costs include amounts related to discontinued operations of $0.0 and $6.2 for the three and nine months ended March 31, 2021.

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
Beginning in July 2021, the Company entered into foreign exchange forward contracts to naturally hedge up to 80% of the Company's euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. The notional amount of those contracts was €1,500.0 million as of March 31, 2022. As a result, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €1,809.5 million as of June 30, 2021 to €352.6 million as of March 31, 2022.
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
In December 2021, the Company terminated certain existing interest rate swaps with a notional amount of $200.0 in exchange for a settlement of $1.9. The related loss from this termination is included in Interest expense, net in the Condensed Consolidated Statement of Operations. As of March 31, 2022 and June 30, 2021, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $800.0 and $1,900.0, respectively.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss)/gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $29.6 and $5.4 as of March 31, 2022 and June 30, 2021, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of March 31, 2022 and June 30, 2021.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Foreign exchange forward contracts	$(4.7)	$—	$(3.0)	$(0.4)
Interest rate swap contracts	7.9	3.9	9.8	4.3
Cross-currency swap contracts	—	—	—	(25.1)
Net investment hedges	5.3	156.4	24.2	(191.1)
The accumulated loss on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(1.0) and $(15.5) as of March 31, 2022 and June 30, 2021, respectively. The estimated net loss related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(0.3). As of March 31, 2022, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,
	2022			2021
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$1.2	$—	$—	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.2)	—	—	(6.3)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Nine Months Ended March 31,
	2022			2021
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$1.4	$—	$1.0	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	(12.0)	—	—	(27.6)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2022	2021	2022	2021
Foreign exchange contracts	Selling, general and administrative expenses	$(0.4)	$—	$(0.3)	$0.1
Foreign exchange contracts	Interest expense, net	(1.5)	7.5	18.7	23.7
Foreign exchange contracts	Other expense, net	2.8	(0.1)	2.3	(0.5)

16. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2022, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2022, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 839.2 million.

As of March 31, 2022, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 54% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 17—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of March 31, 2022, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of March 31, 2022, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of March 31, 2022, the Company has $1.0 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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
On September 30, 2021, the Company entered into a definitive agreement to sell a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of Series B Preferred Stock and $22.5 of unpaid dividends, as previously defined as the First Exchange. As a result, the Series B Preferred Stock, net of issuance costs, and related accrued dividends were reclassified from temporary equity to a liability as Mandatorily redeemable Convertible Series B Preferred Stock as of September 30, 2021. Upon reclassification, the Company measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in an increase of $93.6. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. The First Exchange was completed on October 20, 2021. Upon closing, the Company re-measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in a decrease of $6.5. Such adjustment is considered a gain on extinguishment and is included in Other (income) expense, net in the Consolidated Statements of Operations. A key input in determining the fair value of the liability was based on the Company's share price as of the measurement date. As this liability is not actively traded, it is classified as a Level 2 fair value measurements. Upon closing of the First Exchange, the Company recognized a non-monetary loss of $2.9 and is included in Other income, net in the Consolidated Statements of Operations. See Note 9—Equity Investments for additional information.
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
In October 2021, the Company paid the remaining accrued dividends on the Series B Preferred Stock that were outstanding as of June 30, 2021, totaling $25.1. As a result, $4.4 of previously recorded fair value adjustments for unpaid dividends were reversed through additional paid-in capital (“APIC”) and is considered a deemed contribution.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended March 31, 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3, which was paid on April 1, 2022. Additionally, the Company paid previously accrued dividends that were outstanding as of December 31, 2021, totaling $3.3. During the nine months ended March 31, 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $31.9 of which $27.4 was paid and $1.2 was converted as part of the November 10, 2021 conversion. As of March 31, 2022 and June 30, 2021, the Series B Preferred Stock had outstanding accrued dividends of $3.3 and $74.1, respectively.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2022, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2022, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
Other Repurchases
There were no other stock repurchases during the three and nine months ended March 31, 2022 and 2021.
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
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2022 was $0.8, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition to the activity noted above, the Company made a payment of $1.3 for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2022.
Total accrued dividends on unvested RSUs and phantom units of $1.5 and $0.5 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2022.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	(Loss) gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	6.3	24.2	(239.2)	—	(208.7)
Net amounts reclassified from AOCI/(L)	8.2	—	—	2.1	10.3
Net current-period other comprehensive income (loss)	14.5	24.2	(239.2)	2.1	(198.4)
Balance—March 31, 2022	$(1.0)	$(8.0)	$(498.5)	$(12.8)	$(520.3)

(a) For the nine months ended March 31, 2022, net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial gains of $2.7, net of tax of $0.6.

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
17. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Equity plan expense (a)	$29.1	$6.0	$163.8	$24.6
Equity plan modified and cash settled	—	—	—	0.9
Liability plan (income) expense	(0.6)	0.7	0.5	1.4
Fringe expense	0.3	—	2.5	0.4
Total share-based compensation expense	$28.8	$6.7	$166.8	$27.3

(a) Equity plan share-based compensation expense of $29.1 and $6.0 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, respectively. Equity plan share-based compensation expense of $163.8 and $26.6 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the nine months ended March 31, 2022 and 2021, respectively. Of the $6.0 and $26.6 for the three and nine months ended March 31, 2021, $0.0 and $2.0, respectively, were reclassified to discontinued operations.
The share-based compensation expense for the three and nine months ended March 31, 2022, respectively, of $28.8 and $166.8, includes $28.8 and $171.0 of expense offset by $0.0 and $(4.2) of income primarily due to significant executive forfeitures of share-based compensation instruments. The share-based compensation expense for the three and nine months ended March 31, 2021, respectively, of $6.7 and $27.3, includes $6.7 and $30.4 of expense offset by nil and $(3.1) of income primarily due to significant executive forfeitures of share-based compensation instruments.
As of March 31, 2022, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $2.5, $0.0, $3.6 and $184.7, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 2.16, 0.00, 1.67 and 1.60 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 0.7 million and 5.1 million shares of RSUs and other share awards during the three and nine months ended March 31, 2022, respectively. The Company recognized share-based compensation expense of $29.4 and $4.5 for the three months ended March 31, 2022 and 2021, respectively, of which $22.6 and $0.0, respectively, related to Ms. Nabi's award, as described below. For the nine months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $166.6 and $21.6, respectively, of which, $146.6 and $0.0 related to Ms. Nabi's award.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award will vest and settle in 10,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company will recognize the share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested.
In connection with this Award, Cottage Holdco B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) 10,000,000 shares of Common Stock no later than sixty days following the first vesting date. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10,000,000 shares of Common Stock to Ms. Nabi. If, however, Ms. Nabi is terminated without cause or due to death or disability on or following the first vesting date but prior to the second vesting date, the Company has agreed to issue to Cottage Holdco B.V. the number of shares of Common Stock determined on pro-rata basis in accordance with the equity transfer agreement. In the event Ms. Nabi remains employed through the third vesting date, Cottage Holdco B.V. has agreed to transfer an additional 5,000,000 shares of Common Stock to Ms. Nabi.
Restricted Stock
The Company granted no shares and 0.4 million shares of restricted stock, during the three and nine months ended March 31, 2022, respectively. The Company recognized share-based compensation expense of $0.7 and $0.2 for the three months ended March 31, 2022 and 2021, respectively, and $1.2 and $0.7 for the nine months ended March 31, 2022 and 2021, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and nine months ended March 31, 2022. The Company recognized share-based compensation expense (income) of $(0.7) and $0.4 for the three months ended March 31, 2022 and 2021, respectively, and $0.2 and $0.8 for the nine months ended March 31, 2022 and 2021, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and nine months ended March 31, 2022. The Company recognized share-based compensation (income)expense of $(0.6) and $1.6 for the three months ended March 31, 2022 and 2021, respectively, and $(1.2) and $4.2 for the nine months ended March 31, 2022 and 2021, respectively.

18. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Amounts attributable to Coty Inc.:
Net income from continuing operations	$52.9	$32.9	$536.5	$132.9
Convertible Series B Preferred Stock dividends	(3.3)	(34.1)	(195.0)	(78.1)
Net income from continuing operations attributable to common stockholders	49.6	(1.2)	341.5	54.8
Net income from discontinued operations, net of tax	0.7	(17.3)	4.5	(148.2)
Net income (loss) attributable to common stockholders	$50.3	$(18.5)	$346.0	$(93.4)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	838.4	765.4	814.8	764.6
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	14.5	—	12.7	5.4
Effect of Convertible Series B Preferred Stock (c)	—	—	—	162.1
Weighted-average common shares outstanding—Diluted	852.9	765.4	827.5	932.1

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.06	$—	$0.42	$0.07
Earnings from continuing operations per common share - diluted (d)	0.06	—	0.42	0.07

Losses from discontinued operations - basic	—	(0.02)	—	(0.19)
Losses from discontinued operations - diluted	—	(0.02)	—	(0.19)

Earnings (losses) per common share - basic	0.06	(0.02)	0.42	(0.12)
Earnings (losses) per common share - diluted(d)	0.06	(0.02)	0.42	(0.12)

(a) For the three months ended March 31, 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 6.6 million weighted average shares of Common Stock, were anti-dilutive and excluded from the computation of diluted EPS. For the three months ended March 31, 2021, there were outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the nine months ended March 31, 2022 and 2021, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 8.9 million and 15.4 million weighted average shares of Common Stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(b) For the three months ended March 31, 2022, there were 0.7 million weighted average anti-dilutive RSUs, excluded from the computation of diluted EPS. For the three months ended March 31, 2021, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the nine months ended March 31, 2022 and 2021, there were 2.3 million and 6.2 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.

(c) For the three months ended March 31, 2022, there were 23.7 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended March 31, 2021, Convertible Series B Preferred Stock shares were excluded from the computation of diluted EPS due to the net loss incurred during the period. For the nine months ended March 31, 2022, and 2021, there were 79.2 million and 0.0 million, respectively, weighted average dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(d) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans and the convertible Series B Preferred Stock. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $34.1 for the three months ended March 31, 2022 and 2021, respectively, and $195.0 and $78.1 for the nine months ended March 31, 2022 and 2021, respectively, on net income applicable to common stockholders during the period.
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
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of March 31, 2022, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $71.9 and $84.1 as the RNCI balances as of March 31, 2022 and June 30, 2021, respectively.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of March 31, 2022 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of March 31, 2022
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.0 million (approximately $0.2) (a)
Aug-20		ICMS	2017-2019	R$686.5 million (approximately $143.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$355.7 million (approximately $74.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$193.8 million (approximately $40.6)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$78.3 million (approximately $16.4)

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
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR Aggregator in the First Exchange. On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock. On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in the Second Exchange, reducing the Company’s total shareholding in Wella to 25.9%. Refer to Note 16—Equity and Convertible Preferred Stock. Following the Second Exchange, KKR no longer holds any preferred stock of the Company and no longer has the right to designate any directors to the Company's Board of Directors.
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
Wella
As of March 31, 2022, Coty owned 25.9% of the Wella Business as an equity investment and performs certain services to Wella. Refer to Note 9— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $15.7 and $1.7, respectively, for the three months ended March 31, 2022 and $86.0 and $4.8, respectively, for the nine months ended March 31, 2022. TSA fees and other fees earned were $40.0 and $1.0, respectively, for the three months ended March 31, 2021 and were $54.7 and $1.6, respectively, for the four months ended March 31, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations. As of March 31, 2022, accounts receivable from and accounts payable to Wella of $81.0 and $26.3, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of March 31, 2022, the Company has accrued $72.0 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and nine months ended March 31, 2022, Coty recorded $1.0 and $(0.4), respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations. For the three and nine months ended March 31, 2021, Coty recorded $0.0 and $0.5, respectively of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.

The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $3.0 and $10.1 for the three and nine months ended March 31, 2022, respectively, and $4.1 and $5.5 for the three and four months ended March 31, 2021.
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
22. SUBSEQUENT EVENTS
Wind Down of Russian Operations
On April 27, 2022, the Company announced the Board's decision to wind down its Russian operations effective immediately. Management estimates that the fourth quarter pretax charges of the wind down could be $100.0 or more, including related net cash charges that are not expected to exceed $40.0. These charges would include the impact on the carrying value of certain indefinite-lived trademarks, long-lived assets and right-of-use-assets; separation costs; and accruals for contractual liabilities. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The wind down process of Coty’s Russian subsidiary is at an early stage and the execution of the wind down may result in changes to its estimated losses due to uncertainties surrounding the actions of the local government, customers, vendors and other counterparties.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the impact of the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”) and the related transition services (the “TSA”), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the strategic partnerships with Kylie Jenner and Kim Kardashian West, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s Transformation Plan (as defined below), including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, and supply chain changes, the impact, timing and implementation of e-commerce and digital initiatives, expected impact, cost, timing and implementation of sustainability initiatives, the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine), and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•the impact of COVID-19 (or future similar events), including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, the availability and widespread distribution of effective vaccines, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks and joint-venture partners, to meet their obligations to us, in particular collections from customers, the extent that government funding and reimbursement programs in connection with COVID-19 are available to us, and the ability to successfully implement measures to respond to such impacts;
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, Brexit (and related business or market disruption), upcoming elections in Brazil, the current U.S. administration, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union, and Asia and in other regions where we operate, and recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, the Wella Transaction and related transition activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar global public health events, the outbreak of war or hostilities (including the war in Ukraine and any escalation or expansion thereof), the impact of global supply chain challenges, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. The King Kylie and Kim Kardashian West transactions complement our existing portfolio as personality-led Direct-to-Consumer (“DTC”) business models with strong social media engines. As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and DTC capabilities, expanding our presence in China through Prestige products and select Consumer Beauty brands, and establishing Coty as an industry leader in sustainability.
The completion of the strategic Wella Transaction is a reflection of our intent to focus on our core go-to-market competencies and to simultaneously deleverage our balance sheet. During the nine months ended March 31, 2022, we simplified our capital structure through a series of transactions with KKR Aggregator, as a result of which KKR Aggregator fully exited its ownership of Coty's shares. Cumulatively, such transactions resulted in annual dividend savings of approximately $77.0. Refer to Note 16—Equity and Convertible Preferred Stock. As part of these transactions with KKR Aggregator, we exchanged a cumulative 14.1% interest in Wella to redeem a portion of the KKR Aggregator’s investment in our Series B Preferred Stock. The exchange transactions occurred at a premium to the value as of the date we sold Wella and illustrates the potential upside of the stand-alone business in the longer term. Our recent issuances of the senior secured notes, updated revolver facility and early bond redemption further demonstrate our commitment to improve the maturity profile of our debt and to deleverage our balance sheet. Refer to Note 12—Debt.
We expect that our reported net revenues for fiscal year 2022 will grow at the upper end of our low to mid-teens growth range versus the prior year, excluding the impact of foreign exchange.

We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adopting to changing circumstances. Such conditions – whether resulting from the COVID-19 pandemic, Russia-Ukraine War or any other events – have or may have global implications which may impact the future performance of our business in unpredictable ways.

COVID-19 Impacts Update
The COVID-19 pandemic has had material effects on all our product categories across all segments and geographies. Most markets have recently shown encouraging signs of emergence from the pandemic; however, sporadic containment measures and travel restrictions continue to impact volume trends in certain markets. However, the loosening of social distancing protocols and the gradual removal or reduction of travel restrictions in certain key markets have contributed to increased demand and sales growth, in most of the countries we operate in, with the Prestige segment and the travel retail channel in particular experiencing positive volume trends over the comparative period. We also continue to experience growth in e-commerce. During the current quarter, our Consumer Beauty segment has also shown strong signs of recovery over the comparative period. However, many of our Consumer Beauty product categories continue to experience negative effects on sales volume due to changes in consumer behavior as a result of the pandemic and continued social distancing measures in certain regions.
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
An increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread lockdowns and restrictions in mid-March. As these lockdowns in China occurred late in the current quarter the impact to the Company was not significant. Looking forward, we believe that these lockdowns may have a negative impact on our operations in China, due to reduced customer traffic and supply chain constraints. Future impacts to our sales and operating performance, however are difficult to predict due to the high level of uncertainty regarding the duration and nature of the lockdowns.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We experienced the impact of greater inflation on material, logistical and other costs during the current quarter. We were able to largely offset these inflationary costs through a combination of mix management, pricing, and cost savings. We currently anticipate the impact of inflation in certain markets will be increasingly significant continuing into the fourth quarter and fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period. In addition, as product life cycles shorten, results are driven primarily by successfully developing, introducing and marketing new, innovative products.
Russia-Ukraine War
In February of 2022, Russia invaded Ukraine and is still engaged in active armed conflict against the country. As a result, governments of the United States, the European Union, and other countries have enacted additional sanctions against Russia and Russian interests. Our operations in Russia, including local Travel Retail, accounted for approximately 3% of consolidated net sales in fiscal 2021. We do not operate any stores, sales counters, e-commerce sites or industrial activities in Russia. We do not have any operations in Ukraine.
In March 2022 we paused all brand initiatives in Russia, as well as all media and advertisement and suspended the investment of any further capital in the country. The impact of the pause to our results for the quarter ended March 31, 2022 was not material.
During April 2022, we announced our Board's decision to wind down the operations of our Russian subsidiary as a result of the war and the related sanctions. Management estimates that the fourth quarter pretax charges of the wind down could be $100.0 or more, including related net cash charges that are not expected to exceed $40.0. These charges would include the impact on the carrying value of certain indefinite-lived trademarks, long-lived assets and right-of-use-assets; separation costs; and accruals for contractual liabilities. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The wind down process of Coty’s Russian subsidiary is at an early stage and the execution of the wind down may result in changes to its estimated losses due to uncertainties surrounding the actions of the local government, customers, vendors and other counterparties.
We will continue to monitor these events and any impacts to our global business resulting from increased inflation, supply chain constraints, foreign currency risk and other factors. However, future impacts to our net sales, earnings and cash flows resulting from negative economic or geopolitical events in neighboring and other territories in which we operate, is currently unknown.
Transformation Plan Update
As previously reported, we are implementing a comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This Transformation Plan is designed to adjust our cost base to allow us to exit the post-COVID recovery phase as a financially and operationally stronger, more nimble company, which is well positioned to capture growth opportunities. We are continually reviewing ways to accelerate and amplify the transformation of the Company, including through the implementation of additional initiatives in connection with our Transformation Plan. These organizational, business and structural changes are still being operationalized, which introduces additional risk and complexity as we roll out several initiatives simultaneously.
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

As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the three and nine months ended March 31, 2022. Net income from discontinued operations for the three and nine months ended March 31, 2022 reflects certain working capital adjustments net of the related income tax impact. Financial results for the Wella Business for fiscal year 2021 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

THREE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2021
NET REVENUES
In the three months ended March 31, 2022, net revenues increased 15%, or $158.4, to $1,186.2 from $1,027.8 in the three months ended March 31, 2021, reflecting an increase in unit volume of 10%, and a positive price and mix impact of 9%, partially offset by a negative foreign currency exchange translation impact of 4%. The overall increase in net revenues primarily reflects the reopening of stores across regions, increased leisure travel due to reduced COVID restrictions. A number of countries continued to experience rolling lockdowns; however, these lockdowns were confined to certain localities. Increased foot traffic and demand had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. In addition, the Prestige segment benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, and the relaunch of Kylie cosmetics. Consumer Beauty segment also experienced significant net revenue increase due to market share gain as a result of a repositioning and reinvestment in key color cosmetics brands. Furthermore, the growth of e-commerce and continued expansion in the U.S. contributed to the net revenue increase.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2022	2021	Change %
NET REVENUES
Prestige	$726.4	$601.3	21%
Consumer Beauty	459.8	426.5	8%
Total	$1,186.2	$1,027.8	15%

Prestige
In the three months ended March 31, 2022, net revenues from the Prestige segment increased 21%, or $125.1 to $726.4 compared to $601.3 in the three months ended March 31, 2021, reflecting an increase in unit volume of 19%, and a positive price and mix impact of 6%, partially offset by a negative foreign currency exchange translation impact of 4%. This increase in net revenues primarily reflects:
(i)an increase in net revenues from the travel retail business as many localities, particularly in North America, Europe, and China, had reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, Chloe Atelier des Fleurs, Hugo Boss The Scent, and the global relaunch of Kylie cosmetics in the current fiscal year, as well as the continued success of Gucci Bloom, Burberry Her, Gucci Guilty and Gucci Makeup;
(iii)an increase in net revenues driven by market category growth in most markets amid a post COVID-19 recovery;
(iv)an increase in net revenues as a result of an overall premiumization strategy focusing on premium plus brands, selling new launches at higher prices, and reducing tail lines resulting in more optimized shelf space utilization; and
(v)an increase in the U.S. net revenues for improvements in returns trends for philosophy and fragrance brands.
These increases in net revenues were partially offset by lower net revenues due to strategic initiatives to reduce sales through lower priced channels.
Consumer Beauty
In the three months ended March 31, 2022, net revenues from the Consumer Beauty segment increased 8%, or $33.3, to $459.8 from $426.5 in the three months ended March 31, 2021, reflecting an increase in unit volume of 8%, and a positive price and mix impact of 2%, partially offset by a negative foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects:

(i)an increase in net revenues due to market share gain from the key color cosmetics brands as a result of new brand positioning and enhanced support for these brands;
(ii)an increase in net revenues due to reduction in sales returns, discounts and allowances as a result of improvements in forecasting sales and better focus on planning for new products; and
(iii)an increase in net revenues due to market recovery from COVID-19 and positive market share uplift in the color cosmetics and fragrance categories, increasing customer demand and store traffic, which positively impacted all brands within the segment.
COST OF SALES
In the three months ended March 31, 2022, cost of sales increased 8%, or $31.4, to $423.1 from $391.7 in the three months ended March 31, 2021. Cost of sales as a percentage of net revenues decreased to 35.7% in the three months ended March 31, 2022 from 38.1% in the three months ended March 31, 2021, resulting in a gross margin increase of approximately 240 basis points, primarily reflecting:
(i)approximately 180 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, reduced sales of products through lower priced channels, as well as price increases within our product portfolio;

(ii)approximately 90 basis points related to freight expense, reflecting both the contribution from our cost savings measures, as well as the increased volume of higher priced Prestige products sold;

(iii)approximately 90 basis points related to manufacturing overhead costs and variable costs due to increased manufacturing efficiencies and improvements in productivity; and

(iv)approximately 40 basis points related to designer license fees due to higher royalty minimum paid in the prior year.
These increases were partially offset by approximately 150 basis points related to the impact of inflation on material and freight costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2022, selling, general and administrative expenses increased 21%, or $113.7, to $659.3 from $545.6 in the three months ended March 31, 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 55.6% in the three months ended March 31, 2022 from 53.1% in the three months ended March 31, 2021, or approximately 250 basis points. This increase primarily reflects:
(i)400 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches, as well as increased store promotions coinciding with store reopenings as COVID restrictions ease;
(ii)180 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021; and
(iii)110 basis points related to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations.
These increases were partially offset by the following decreases:
(i)180 basis points related to gain on sale of real estate;
(ii)100 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount; and
(iii)60 basis points related to lower logistics costs as a percentage of net revenue.
OPERATING INCOME (LOSS)
In the three months ended March 31, 2022, operating income was $57.1 compared to loss of $1.4 in the three months ended March 31, 2021. Operating income as a percentage of net revenues, increased to 4.8% in the three months ended March 31, 2022 as compared to an operating loss as a percentage of net revenues of 0.1% in the three months ended March 31, 2021. The improved operating margin is largely driven by a gain recognized on the sale of real estate, lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, decrease in acquisition and divestiture related expenses, and lower amortization expense, partially offset by an increase in advertising and consumer promotional costs and higher stock-based compensation.

Operating Income by Segment

	Three Months Ended March 31,
(in millions)	2022	2021	Change %
Operating income (loss)
Prestige	$83.8	$30.9	>100%
Consumer Beauty	(20.4)	9.1	<(100%)
Corporate	(6.3)	(41.4)	85%
Total	$57.1	$(1.4)	>100%
Prestige
In the three months ended March 31, 2022, operating income for Prestige was $83.8 compared to income of $30.9 in the three months ended March 31, 2021. Operating margin increased to 11.5% of net revenues in the three months ended March 31, 2022 as compared to 5.1% in the three months ended March 31, 2021, driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
Consumer Beauty
In the three months ended March 31, 2022, operating loss for Consumer Beauty was $20.4 compared to income of $9.1 in the three months ended March 31, 2021. Operating margin decreased to (4.4)% of net revenues in the three months ended March 31, 2022 as compared to 2.1% in the three months ended March 31, 2021, driven by higher advertising and consumer promotional costs as a percentage of net revenues, partially offset by a decrease in fixed costs.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2022, the operating loss for Corporate was $6.3 compared to a loss of $41.4 in the three months ended March 31, 2021, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The decrease in the operating loss for Corporate was primarily driven by gain recognized on the sale of real estate, and a decrease in acquisition and divestiture related expenses, partially offset by an increase in share-based compensation expense.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$83.8	$39.3	$123.1
Consumer Beauty	(20.4)	10.9	(9.5)
Corporate	(6.3)	6.3	—
Total	$57.1	$56.5	$113.6

	Three Months Ended March 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$30.9	$49.8	$80.7
Consumer Beauty	9.1	12.4	21.5
Corporate	(41.4)	41.4	—
Total	$(1.4)	$103.6	$102.2

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

	Three Months Ended March 31,
(in millions)	2022	2021	Change %
Reported operating income (loss)	$57.1	$(1.4)	>100%
% of net revenues	4.8%	(0.1)%
Amortization expense	50.2	62.2	(19)%
Restructuring and other business realignment costs	(3.7)	5.1	<(100%)
Stock-based compensation	28.5	6.6	>100%
Costs related to acquisition and divestiture activities	3.3	29.7	(89)%
Gain on sale of real estate	(21.8)	—	N/A
Total adjustments to reported operating income	$56.5	$103.6	(45)%
Adjusted operating income	$113.6	$102.2	11%
% of net revenues	9.6%	9.9%
Adjusted depreciation	68.9	81.2	(15)%
Adjusted EBITDA	$182.5	$183.4	—%
% of net revenues	15.4%	17.8%

In the three months ended March 31, 2022, adjusted operating income increased $11.4 to $113.6 from $102.2 in the three months ended March 31, 2021. Adjusted operating margin decreased to 9.6% of net revenues in the three months ended March

31, 2022 from 9.9% in the three months ended March 31, 2021. In the three months ended March 31, 2022, adjusted EBITDA decreased $0.9 to $182.5 from $183.4 in the three months ended March 31, 2021. Adjusted EBITDA margin decreased to 15.4% of net revenues in the three months ended March 31, 2022 from 17.8% in the three months ended March 31, 2021, primarily driven by an increase in advertising and consumer promotional costs as a percentage of net revenues, partially offset by lower cost of goods sold as a percentage of net revenues.
Amortization Expense
In the three months ended March 31, 2022, amortization expense decreased to $50.2 from $62.2 in the three months ended March 31, 2021. In the three months ended March 31, 2022, amortization expense of $39.3 and $10.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2021, amortization expense of $49.8 and $12.4 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $419.3 of cash costs life-to-date as of March 31, 2022, which have been recorded in Corporate.
In the three months ended March 31, 2022, we incurred a credit in restructuring and other business structure realignment costs of $3.7, as follows:
•We incurred a credit in restructuring costs of $6.8 primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $3.1 primarily related to the Transformation Plan and certain other programs. This amount includes nil reported in Selling, general and administrative expenses, and $3.1 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended March 31, 2021, we incurred restructuring and other business structure realignment costs of $5.1 as follows:
•We incurred restructuring costs of $0.0 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $5.1 primarily related to the Transformation Plan and certain other programs. This amount includes $2.0 reported in Selling, general and administrative expenses, and $3.1 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended March 31, 2022, stock-based compensation was $28.5 as compared with $6.6 in the three months ended March 31, 2021. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended March 31, 2022 we incurred $3.3 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the three months ended March 31, 2021, we incurred $29.7 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the three months ended March 31, 2022 we recognized gain of $21.8 related to sale of real estate.
In the three months ended March 31, 2021, we did not recognize any gain related to sale of real estate.
In all reported periods, all gains related to sale of real estate were reported in Corporate.

Adjusted Depreciation Expense
In the three months ended March 31, 2022, adjusted depreciation expense of $32.8 and $36.1 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2021, adjusted depreciation expense of $36.4 and $44.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended March 31, 2022, net interest expense was $62.9 as compared with $50.3 in the three months ended March 31, 2021. This increase is primarily due to the impact of higher average interest rates and debt, although debt balances in the current period remain below prior year levels.
OTHER INCOME, NET
In the three months ended March 31, 2022, other income, net was $60.6 as compared with $62.5 in the three months ended March 31, 2021. This decrease is primarily due to a lower income resulting from the fair value adjustment to the Wella equity investment in the current period.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2022 and 2021 was 0.9% and (177.8)%, respectively. The positive effective tax rate for the three months ended March 31, 2022 results from reporting income before taxes and a provision for income taxes. The negative effective tax rate for the three months ended March 31, 2021 results from reporting income before income taxes and a benefit for income taxes. The change in the effective tax rate for the three months ended March 31, 2022, as compared with the three months ended March 31, 2021, is primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the prior period as well as the limitation on the deductibility of executive stock compensation in the current period.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in millions)	(Loss) Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$54.8	$0.5	0.9%	$10.8	$(19.2)	(177.8)%
Adjustments to reported operating income (a)	56.5			103.6
Change in fair value of investment in Wella Business (c)	(60.7)			(63.5)
Other adjustments (d)	0.4			(2.5)
Total Adjustments (b)	(3.8)	17.0		37.6	28.3
Adjusted income before income taxes	$51.0	$17.5	34.3%	$48.4	$9.1	18.8%

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
(d)For the three months ended March 31, 2022, this primarily represents adjustments for equity loss from KKW offset by pension curtailment gains. For the three months ended March 31, 2021, this primarily represents an adjustment for pension curtailment gains.

The adjusted effective tax rate was 34.3% for the three months ended March 31, 2022 compared to 18.8% for the three months ended March 31, 2021. The differences were primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the prior period.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the three months ended March 31, 2022. Net income from discontinued operations for the three months ended March 31, 2022 reflects certain working capital adjustments net of the related income tax impact.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $53.6 in the three months ended March 31, 2022 as compared to a loss of $15.6 in the three months ended March 31, 2021. The increase in the income is primarily driven by higher operating income in the current year and the loss on sale of the Wella Business, which was recorded in the comparative period.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2022	2021	Change %
Net income from Coty Inc. net of noncontrolling interests	$53.6	$15.6	>100%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(34.1)	90%
Reported net income (loss) attributable to Coty Inc.	$50.3	$(18.5)	>100%
% of net revenues	4.2%	(1.8)%
Adjustments to reported operating income (b)	56.5	103.6	(45)%
Adjustments to Loss on Sale of Business (c)	(1.3)	27.5	<(100%)
Change in fair value of investment in Wella Business (d)	(60.7)	(63.5)	4%
Adjustment to other expense (e)	0.4	(2.5)	>100%
Adjustments to noncontrolling interests (f)	(1.8)	(2.9)	38%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(16.4)	(38.5)	57%
Adjusted net income attributable to Coty Inc.	$27.0	$5.2	>100%
% of net revenues	2.3%	0.5%
Per Share Data
Adjusted weighted-average common shares
Basic	838.4	765.4
Diluted (a)	852.9	765.4
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.03	$0.01
Diluted (a)	$0.03	$0.01

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. For the three months ended March 31, 2022 and 2021, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations”
(c)For the three months ended March 31, 2022, this amount reflects certain working capital adjustments related to the sale of the Wella Business.
(d)The amount represents the realized and unrealized gain recognized for the change in fair value of the investment in Wella.
(e)For the three months ended March 31, 2022, this primarily represents adjustments for equity loss from KKW partially offset by pension curtailment gains. For the three months ended March 31, 2021, this primarily represents an adjustment for pension curtailment gains.

(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net loss attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
NINE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2021
NET REVENUES
In the nine months ended March 31, 2022, net revenues increased 16%, or $568.6, to $4,136.1 from $3,567.5 in the nine months ended March 31, 2021, reflecting an increase in unit volume of 6%, and a positive price and mix impact of 11%, partially offset by a negative foreign currency exchange translation impact of 1%. The overall increase in net revenues primarily reflects the reopening of stores across regions, increased leisure travel due to reduced COVID restrictions. A number of countries continued to experience rolling lockdowns; however, these lockdowns were confined to certain localities. Increased foot traffic and demand had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. In addition, the Prestige segment benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, Tiffany Rose Gold, and the relaunch of Kylie cosmetics. Consumer Beauty segment also experienced significant net revenue increase due to COVID-19 recovery and market share gain as a result of a repositioning and reinvestment in key color cosmetics brands. Furthermore, the growth of e-commerce and continued expansion in the U.S. and China contributed to the net revenue increase
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2022	2021	Change %
NET REVENUES
Prestige	$2,605.1	$2,149.5	21%
Consumer Beauty	1,531.0	1,418.0	8%
Total	$4,136.1	$3,567.5	16%
Prestige
In the nine months ended March 31, 2022, net revenues from the Prestige segment increased 21%, or $455.6, to $2,605.1 from $2,149.5 in the nine months ended March 31, 2021, reflecting an increase in unit volume of 17%, and a positive price and mix impact of 5%, partially offset by a negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
(i)an increase in net revenues driven by market growth in the U.S. and Europe amid a post COVID-19 recovery, as well as from the travel retail business as many localities, particularly in North America, Europe, and China, had reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, Chloe Atelier des Fleurs, Tiffany Rose Gold, CK Defy, and the global relaunch of Kylie cosmetics in the current fiscal year, as well as the continued success of Gucci Bloom, Burberry Her, Marc Jacobs Perfect, Gucci Guilty, and Gucci Makeup;
(iii)an increase in net revenues due to positive pricing impact and product mix as a result of global price increase and an overall premiumization strategy focusing on premium plus brands, selling new launches at higher prices, and reducing tail lines resulting in more optimized shelf space utilization;
(iv)an increase in net revenues due to growth of e-commerce across the regions, distribution expansion in China, and additional shelf space in the U.S. retail stores; and
(v)an increase in net revenues for improvements in returns trends for philosophy and U.S. fragrance brands, as well as from Kylie cosmetics due to a shelf reset for a major customer in the prior year which did not occur in the current year.
These increases in net revenue were partially offset by:
(i)lower net revenues due to strategic initiatives to reduce sales through lower priced channels; and
(ii)lower net revenues related to Kylie skin products due to less innovation in the current fiscal year.
Consumer Beauty
In the nine months ended March 31, 2022, net revenues from the Consumer Beauty segment increased 8%, or $113.0, to $1,531.0 from $1,418.0 in the nine months ended March 31, 2021, reflecting an increase in unit volume of 5%, and a positive price and mix impact of 3%. The increase in net revenues primarily reflects:

(i)an increase in net revenues due to market share gain from the key color cosmetics brands as a result of new brand positioning and enhanced support for these brands;
(ii)an increase in net revenues due to market recovery from COVID-19 and positive market share uplift in the color cosmetics and fragrance categories, increasing customer demand and store traffic, as well as a healthy growth in e-commerce, which positively impacted all brands within the segment; and
(iii)an increase in net revenues due to reduction in sales returns, discounts and allowances as a result of fewer shelf resets in the period and improvements in forecasting sales and better focus on planning for new products.
These increases in net revenue were partially offset by lower net revenues as a result of license expiration from Beyonce and Stetson.
COST OF SALES
In the nine months ended March 31, 2022, cost of sales increased 3%, or $48.4, to $1,489.0 from $1,440.6 in the nine months ended March 31, 2021. Cost of sales as a percentage of net revenues decreased to 36.0% in the nine months ended March 31, 2022 from 40.4% in the nine months ended March 31, 2021 resulting in a gross margin increase of approximately 440 basis points primarily reflecting:
(i)approximately 270 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, reduced sales of products through lower priced channels, as well as price increases within our product portfolio;
(ii)approximately 80 basis points related to manufacturing overhead costs and variable costs due to increased manufacturing efficiencies and improvements in productivity;
(iii)approximately 70 basis points related to decreased excess and obsolescence expense on inventory due to higher than normal costs in the prior year as a result of the COVID-19 pandemic, as well as improvements in the current fiscal year in forecasting sales and better focus on planning for new products;
(iv)approximately 50 basis points primarily related to reductions in Consumer Beauty, as a percentage of revenues, in promotional allowances and other trade spend items, which are recorded as adjustments to net sales;
(v)approximately 30 basis points related to designer license fees due to higher royalty minimum paid in the prior year; and
(vi)approximately 30 basis points related to freight expense, reflecting both the contribution from our cost savings measures as well as the increased volume of higher priced Prestige products sold.
These increases were partially offset by approximately 90 basis points related to the impact of inflation on material and freight costs.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2022, selling, general and administrative expenses increased 22%, or $384.0, to $2,154.5 from $1,770.5 in the nine months ended March 31, 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 52.1% in the nine months ended March 31, 2022 from 49.6% in the nine months ended March 31, 2021, or approximately 250 basis points. This increase was primarily due to:
(i)620 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches, as well as increased store promotions coinciding with store reopenings as COVID restrictions ease; and
(ii)330 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021.
These increases were partially offset by the following decreases:
(i)360 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount;
(ii)300 basis points related to gain on sale of real estate; and
(iii)50 basis points related to lower logistics costs as a percentage of net revenue.

OPERATING INCOME (LOSS)
In the nine months ended March 31, 2022, operating income was $318.3 compared to a loss of $50.4 in the nine months ended March 31, 2021. Operating margin as a percentage of net revenues, increased to 7.7% in the nine months ended March 31, 2022 as compared to an operating loss as a percentage of net revenues of 1.4% in the nine months ended March 31, 2021. The improved operating margin is largely driven by lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, decrease in acquisition and divestiture related expenses, gain recognized on sale of real estate, decrease in restructuring expense, and lower amortization expense, partially offset by an increase in advertising and consumer promotional costs and higher stock-based compensation.
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2022	2021	Change %
Operating income (loss)
Prestige	$357.5	$175.7	>100%
Consumer Beauty	34.3	25.8	33%
Corporate	(73.5)	(251.9)	71%
Total	$318.3	$(50.4)	>100%
Prestige
In the nine months ended March 31, 2022, operating income for Prestige was $357.5 compared to income of $175.7 in the nine months ended March 31, 2021. Operating margin increased to 13.7% of net revenues in the nine months ended March 31, 2022 as compared to 8.2% in the nine months ended March 31, 2021, driven primarily by higher sales volume, lower cost of goods sold as a percentage of net revenues, lower fixed costs as a percentage of net revenues and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
Consumer Beauty
In the nine months ended March 31, 2022, operating income for Consumer Beauty was $34.3 compared to income of $25.8 in the nine months ended March 31, 2021. Operating margin increased to 2.2% of net revenues in the nine months ended March 31, 2022 as compared to 1.8% in the nine months ended March 31, 2021, driven by higher sales volume, a reduction in fixed costs, lower cost of goods sold as a percentage of net revenues, and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2022, the operating loss for Corporate was $73.5 compared to a loss of $251.9 in the nine months ended March 31, 2021, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by a decrease in acquisition and divestiture related expenses, lower restructuring expense, and gain recognized on the sale of real estate, partially offset by an increase in share-based compensation expense.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	357.5	$124.7	$482.2
Consumer Beauty	34.3	33.9	68.2
Corporate	(73.5)	73.5	—
Total	$318.3	$232.1	$550.4

	Nine Months Ended March 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating (loss) income
Prestige	175.7	$151.3	$327.0
Consumer Beauty	25.8	38.1	63.9
Corporate	(251.9)	251.9	—
Total	$(50.4)	$441.3	$390.9

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

	Nine Months Ended March 31,
(in millions)	2022	2021	Change %
Reported operating income (loss)	318.3	(50.4)	>100%
% of net revenues	7.7%	(1.4)%
Amortization expense	158.6	189.4	(16)%
Restructuring and other business realignment costs	9.6	97.4	(90)%
Stock-based compensation	164.3	26.8	>100%
Costs related to acquisition and divestiture activities	14.2	127.7	(89)%
Gain on sale of real estate	(114.6)	—	N/A
Total adjustments to reported operating income	$232.1	$441.3	(47)%
Adjusted operating income	$550.4	$390.9	41%
% of net revenues	13.3%	11.0%
Adjusted depreciation	222.5	243.6	(9)%
Adjusted EBITDA	$772.9	$634.5	22%
% of net revenues	18.7%	17.8%

In the nine months ended March 31, 2022, adjusted operating income increased $159.5, to $550.4 from $390.9 in the nine months ended March 31, 2021. Adjusted operating margin increased to 13.3% of net revenues in the nine months ended March 31, 2022 from 11.0% in the nine months ended March 31, 2021. In the nine months ended March 31, 2022, adjusted EBITDA increased $138.4 to $772.9 from $634.5 in the nine months ended March 31, 2021. Adjusted EBITDA margin increased to 18.7% of net revenues in the nine months ended March 31, 2022 from 17.8% in the nine months ended March 31, 2021, primarily driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs, partially offset by an increase in advertising and consumer promotional costs.
Amortization Expense
In the nine months ended March 31, 2022, amortization expense decreased to $158.6 from $189.4 in the nine months ended March 31, 2021. In the nine months ended March 31, 2022, amortization expense of $124.7 and $33.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2021, amortization expense of $151.3 and $38.1 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $419.3 of cash costs life-to-date as of March 31, 2022, which have been recorded in Corporate.
In the nine months ended March 31, 2022, we incurred restructuring and other business structure realignment costs of $9.6, as follows:
•We incurred restructuring costs of $1.5 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $8.1 primarily related to our Transformation plan and certain other programs. This amount includes $8.4 reported in Cost of sales in the Condensed Consolidated Statement of Operations and a credit of $0.3 reported in Selling, general and administrative expenses.
In the nine months ended March 31, 2021, we incurred restructuring and other business structure realignment costs of $97.4 as follows:
•We incurred restructuring costs of $89.7 primarily related to the Turnaround Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $7.7 primarily related to our Turnaround plan. This amount includes $4.6 reported in Selling, general and administrative expenses, and $3.1 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In the nine months ended March 31, 2022, stock-based compensation was $164.3 as compared with $26.8 in the nine months ended March 31, 2021. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the nine months ended March 31, 2022, we incurred $14.2 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In the nine months ended March 31, 2021, we incurred $127.7 of cost relating to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the nine months ended March 31, 2022 we recognized gain of $114.6 related to sale of real estate.
In the nine months ended March 31, 2021, we did not recognize any gain related to sale of real estate.
In all reported periods, all gains related to sale of real estate were reported in Corporate.

Adjusted depreciation expense
In the nine months ended March 31, 2022, adjusted depreciation expense of $107.7 and $114.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2021, adjusted depreciation expense of $109.3 and $134.3 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2022, net interest expense was $183.6 as compared with $171.6 in the nine months ended March 31, 2021. This increase is primarily due to the impact of higher average interest rates and debt, although debt balances in the current period remain below prior year levels.
OTHER INCOME, NET
In the nine months ended March 31, 2022, other income, net was $572.9 as compared with an expense of $50.7 in the nine months ended March 31, 2021. This increase is primarily due to a favorable adjustment of $579.0 related to the realized and unrealized gain in the Wella investment.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2022 and 2021 was 23.2% and 178.0%, respectively. The change in the effective tax rate for the nine months ended March 31, 2022, as compared to the prior period is primarily due to the limitation on the deductibility of executive stock compensation and large fair value gains related to the investment in the Wella business in the current period as well as a benefit related to a change in the Company's main principal location of $220.5 recorded in the prior period. The benefit recorded in the prior period was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of the Company's main principal location from Geneva to Amsterdam.
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
Reconciliation of Reported (Loss) Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2022			Nine Months Ended March 31, 2021
(in millions)	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	(Loss) Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported (loss) income before income taxes	$707.6	$164.5	23.2%	$(171.3)	$(304.9)	178.0%
Other adjustments to reported operating income (a)	232.1			441.3
Change in fair value of investment in Wella Business (c)	(579.0)			(63.5)
Other adjustments (d)	(2.5)			5.7
Total Adjustments (b) (e)	(349.4)	(91.0)		383.5	333.3
Adjusted income before income taxes	$358.2	$73.5	20.5%	$212.2	$28.4	13.4%

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
(d)For the nine months ended March 31, 2022, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the nine months ended March 31, 2021, this primarily represents the write-off of deferred financing fees related to the Wella sale and adjustments for pension curtailment gains.

(e)The total tax impact on adjustments in the prior period includes a $220.5 benefit recorded as the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam on July 1, 2020.
The adjusted effective tax rate was 20.5% for the nine months ended March 31, 2022 compared to 13.4% for the nine months ended March 31, 2021. The differences were primarily due to the jurisdictional mix of income as well as a benefit of $18.8 in the current period recognized on the revaluation of our deferred tax assets due to a tax rate increase enacted in the Netherlands. In addition, the resolution of foreign uncertain tax positions having a greater proportional effect in the prior year.
DISCONTINUED OPERATIONS
As the sale of the Wella Business was completed on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded in the nine months ended March 31, 2022. Net income from discontinued operations for the nine months ended March 31, 2022 reflects certain working capital adjustments net of the related income tax impact. On December 22, 2021, we entered into an agreement with the KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, we may receive future contingent proceeds. Earning the contingent proceeds is based on the future recovery of certain tax credits of the Wella Business. See Note 3—Discontinued Operations in the notes to our Consolidated Financial Statements for additional information.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $541.0 in the nine months ended March 31, 2022, as compared to net loss of $15.3 in the nine months ended March 31, 2021. This increase in net income was primarily driven by higher operating income in the current year, a favorable adjustment of $579.0 related to the realized and unrealized gain in the Wella investment in the current year, and the loss on sale of the Wella Business, which was recorded in the comparative period, partially offset by a tax benefit of $220.5 in the first quarter of fiscal 2021 which was the result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam, the net loss recognized from discontinued operations in the prior fiscal year.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2022	2021	Change %
Net income (loss) from Coty Inc. net of noncontrolling interests	541.0	(15.3)	>100%
Convertible Series B Preferred Stock dividends (a)	(195.0)	(78.1)	<(100%)
Reported net income (loss) attributable to Coty Inc.	346.0	(93.4)	>100%
% of net revenues	8.4%	(2.1)%
Adjustments to reported operating income (b)	232.1	442.8	(48)%
Adjustments to Loss on Sale of Business (c)	(6.1)	246.6	<(100%)
Change in fair value of investment in Wella Business (d)	(579.0)	(63.5)	(100)%
Adjustment to other expense (e)	(2.5)	5.7	<(100%)
Adjustments to noncontrolling interests (f)	(5.3)	(7.4)	28%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	92.6	(288.2)	>100%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (a) (g)	160.0	—	N/A
Adjusted net income attributable to Coty Inc.	237.8	242.6	(2)%
% of net revenues	5.7%	5.3%
Per Share Data
Adjusted weighted-average common shares
Basic	814.8	764.6
Diluted (a)	827.5	932.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.29	$0.32
Diluted (a)	$0.29	$0.32

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and the convertible Series B Preferred Stock. For the nine months ended March 31, 2022, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) for Continuing Operations”
(c)For the nine months ended March 31, 2022, this amount reflects certain working capital adjustments related to the sale of the Wella Business.
(d)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the nine months ended March 31, 2022, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021. For the nine months ended March 31, 2021, this primarily represents the write-off of deferred financing fees related to the Wella sale and adjustments for pension curtailment gains.
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
In the first half of fiscal 2022, we simplified our capital structure through a series of transactions with KKR Aggregator, as a result of which KKR Aggregator fully exited its ownership of Coty's shares. Cumulatively, such transactions resulted in annual dividend savings of approximately $77.0. Refer to Note 16—Equity and Convertible Preferred Stock. In the third quarter of fiscal 2022, we received a shareholder distribution of $210.7 from our equity investment in Wella, which resulted in incremental cash on hand at the end of the quarter, which we subsequently used to repay debt. We currently anticipate that we will receive an additional distribution of approximately $29.0 in the fourth quarter, which final amount may be impacted by currency exchange fluctuation and other factors. Management expects to use any future distributions from the Wella investment to pay down debt.
Due to the current status of Brazil's capital markets, we have withdrawn our previously announced filing with the Brazilian Securities and Exchange Commission, Comissão de Valores Mobiliários. Going forward, we will monitor Brazil's capital markets to assess the timing and feasibility of a potential public offering of a minority stake in our Brazilian operations.
During April 2022, we announced our Board's decision to wind down the operations of our Russian subsidiary as a result of the war and the related sanctions. Management estimates that the fourth quarter pretax charges of the wind down could be $100.0 or more, including related net cash charges that are not expected to exceed $40.0. The wind down of our Russian subsidiary is at an early stage and the execution of the wind down may result in changes to our estimated loss or expected cash flows due to uncertainties surrounding the actions of the local government, customers, vendors and other counterparties.
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
Despite encouraging signs of recovery, the impact and duration of COVID-19 on our business continues to be uncertain. Further, inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. The impact on the first half of 2022 was not significant. However, we experienced the impact of greater inflation on material, logistical and other costs during the current quarter and we anticipate more material headwinds from inflation in the fourth quarter and into fiscal 2023.We intend to offset the incremental inflation impacts by increasing prices in selected markets. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. However, as a result of cash on hand and our plans to manage expenses, we believe we have sufficient liquidity and covenant headroom to meet our foreseeable business operating and recurring cash needs (including for debt service and capital expenditures). To address the potentially longer-lasting impacts of COVID-19, we have implemented a plan to reduce our cost base by the end of fiscal 2023, with additional plans for savings in fiscal 2024. This plan includes an adaptation of our supply network, organizational changes, renegotiation of purchasing and licensing agreements, as well as a reduction of certain discretionary expenses.

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
In the third quarter of fiscal 2022, we issued a notice of full redemption of our 2023 euro-denominated notes in the amount of €550.0 million (approximately $606.4 at the redemption date), which we redeemed on April 15, 2022, by utilizing cash on hand and drawing down on our revolving credit facility, thereby accelerating our deleveraging trajectory.
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
The net amount utilized under the factoring facilities was $156.7 and $133.6 as of March 31, 2022 and June 30, 2021, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $813.1 and $574.5 during the nine months ended March 31, 2022 and 2021, respectively.

Cash Flows

	Nine Months Ended March 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$759.5	$286.4
Net cash provided by investing activities	281.4	2,472.1
Net cash used in financing activities	(642.7)	(2,742.4)
Net cash provided by operating activities
Net cash provided by operating activities was $759.5 and $286.4 for the nine months ended March 31, 2022 and 2021, respectively. The increase in cash flows from operating activities of $473.1 was primarily driven by higher inflows from changes in Accounts payable as a result of the prior year impact of greater than usual outflows due to timing of payments and positive net impacts from the receivables/payables associated with Wella throughout changes in Accrued expenses and other current liabilities and Prepaid and other current assets. Cash flows from operating activities were also higher in the current year as a result of lower cash payments for interest, restructuring and operating lease related activities which were partially offset by higher outflows in the current year for income taxes due to the prior year cash inflows from refunds related to overestimated tax payments.
Net cash provided by investing activities
Net cash provided by investing activities was $281.4 and $2,472.1 for the nine months ended March 31, 2022 and 2021, respectively. The decrease in cash flows provided by investing activities of $2,190.7 was primarily driven by lower year over year cash flows resulting from the prior year impact of the net cash proceeds of $2,374.1 from the sale of the Wella Business and the prior year's return of capital under Coty's equity investment, which was $237.3 larger than the in current year. The current year was positively impacted by the prior year outflows of $200.0 for the purchase of 20% KKW Holdings equity investment and related license agreement which did not reoccur in the current year, higher proceeds from the sale of long-term assets of $165.4 and the current year $34.0 receipt of contingent proceeds related to the Wella Business tax credits.
Net cash used in financing activities
Net cash used in financing activities during the nine months ended March 31, 2022 and 2021 was $642.7 and $2,742.4, respectively. The decrease in cash used in financing activities of $2,099.7 is primarily driven by lower year over year outflows from long-term debt related activities of $2,551.3, which principally related to net repayments associated with our available revolving credit facility resulting from the prior year use of proceeds from the sale of the Wella Business to pay down debt. Additionally, we received $500.0 of proceeds from the issuance of senior secured notes during the nine months ended March 31, 2022. The main drivers partially offsetting the decrease in cash used in the current year to pay down debt, include the impact of the prior year proceeds of $227.2 from the issuance of Convertible Series B Preferred Stock combined with the impact of current year cash outflows for dividend payments on Series B Preferred Stock of $52.5. Additionally, there were higher cash outflows for settlements of financing related foreign currency contracts of $114.4 and current year payments of $39.3 for deferred financing fees.
Dividends
On April 29, 2020, our Board of Directors suspended the payment of dividends, in keeping with our 2018 Coty Credit Agreement, as amended. As we focus on preserving cash, we expect to suspend the payment of dividends until we reach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of 2x. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ended June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have been declared and paid in October 2021. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the three months ended March 31, 2022, the Board of Directors declared a dividend on the Series B Preferred Stock of $3.3,which was paid on April 1, 2022.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 20—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$135.2 million (approximately $28.3) as of March 31, 2022.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $14.3 and $15.0 and bank guarantees of $20.3 and $31.2 as of March 31, 2022 and June 30, 2021, respectively.
Contractual Obligations
See Note 11—Leases and Note 12—Debt for updates to our contractual obligations resulting from the Wella Transaction.
Our principal contractual obligations and commitments as of March 31, 2022 are summarized in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2021 Form 10-K, except as noted above. For the nine months ended March 31, 2022, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
Below are disclosures regarding our equity investments, goodwill and other intangible assets. As of March 31, 2022, there have been no other material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2021 Form 10-K.
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
Changes in the fair value of equity investments under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 9—Equity Investments and Note 16—Equity and Convertible Preferred Stock).
Goodwill
We evaluated the effects of the war in Ukraine and the geopolitical events in the region on our forecasted consolidated operating performance and concluded that as of March 31, 2022, we do not have a triggering event that would result in an update of our evaluation of goodwill for impairment that we performed in July 2021. During the fourth quarter, we will assess the impact of the Russian market exit announced in April 2022, and continue to monitor these ongoing geopolitical events, evaluate available options to seek to mitigate further risk of loss, if any, on our annual goodwill impairment test, which will be performed in May 2022.
Other Intangible Assets
We evaluated the effects of the war in Ukraine and the geopolitical events in the region on our forecasted consolidated operating performance and concluded that as of March 31, 2022, we do not have a triggering event that would result in an update of our evaluation of any of our indefinite-lived trademarks, for impairment that we performed in May 2021. However, the fair value of the Max Factor trademark could fall below its carrying value when the Company exits from Russia. During the fourth quarter, we will assess the impact of the Russian market exit announced in April 2022, and continue to monitor these ongoing geopolitical events, evaluate available options to seek to mitigate further risk of loss, if any, on our annual indefinite-lived trademarks impairment test, which will be performed in May 2022.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2021. The information presented below supplements and updates and should be read in conjunction with the risk factors and information disclosed in such periodic report.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing war with Ukraine.

Russia’s invasion of Ukraine has negatively affected the global economy, including rising energy prices, shortages of and increased costs for raw materials, transportation and other goods and services. Further expansion or escalation of the war or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, increased inflationary pressures, supply disruptions, transportation disruptions, changes in consumer demand, changes to foreign currency exchange rates and constraints, cyberattacks, terrorist activities, and volatility or disruption in financial markets, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing war could exacerbate many of our other risk factors that are included in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021. In particular, the related uncertainty and volatility can further increase the difficulty of operating our business, including accurately planning and forecasting, executing our strategy, managing costs and inflationary pressures and meeting our deleveraging objectives, and may adversely impact our business, financial condition and results of operations. Furthermore, during April 2022, we announced the decision to wind down the operations of our Russian subsidiary as a result of the war and related sanctions. This wind down process is at an early stage, and the execution of the wind down may result in changes to our estimated losses or expected cash flows due to uncertainties surrounding the actions of the local government, customers, vendors and other counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2022.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Offer Letter, dated as of July 25, 2021, between Shimei Fan and Coty Inc.†
10.2	Offer Letter, dated as of March 5, 2022, between Graeme Carter and Coty Inc.†
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
†    Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 9, 2022	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)