Form 10-K
period 2022-06-30
COTY INC.
filed 2022-08-25
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2021, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $3.9 billion based on the number of shares held by non-affiliates as of December 31, 2021 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2021.
At August 19, 2022, 839,108,989 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, the impact of COVID-19 and potential recovery scenarios, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the strategic partnerships with Kylie Jenner and Kim Kardashian West, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine), and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•our ability to successfully implement our multi-year Transformation Plan, including our management realignment, reporting structure changes, operational and organizational changes, and the initiatives to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability) in each case within the expected time frame or at all;
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company’s response to COVID-19, our transformation agenda, our global business strategies, the integration of the strategic partnerships with Kylie Jenner and Kim Kardashian West, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches and re-launches and marketing efforts, including in connection with new products related to Kylie Jenner’s or Kim Kardashian West’s existing beauty businesses or new products related to Orveda;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, Brexit (and related business or market disruption), upcoming elections in Brazil, the current U.S. administration and upcoming mid-term elections, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate, and recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof;
•currency exchange rate volatility and currency devaluation and/or inflation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including litigation relating to the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”), product liability cases (including asbestos and talc related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation and compliance, litigation or investigations relating to our joint ventures and strategic partnerships;
•our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar global public health events, the outbreak of war or hostilities (including the war in Ukraine and any escalation or expansion thereof), impact of global supply chain challenges, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology, including as a result of remote working in response to COVID-19, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law ) or to protect against theft of customer, employee and corporate sensitive information;
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
•our relationship with KKR, whose affiliate KKR Bidco is an investor in the Wella Business, and any related conflicts of interest or litigation;
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
Cautionary Note Regarding Sustainability Information
This Form 10-K and our website “Coty.com” contain information about our social impact and sustainability goals, targets, initiatives, commitments, and activities. These efforts involve certain risks and uncertainties, such as changes in our business (e.g., acquisitions, divestitures, or new manufacturing or distribution locations), the standards by which achievement is measured, the assumptions underlying a particular goal or matter, and our ability to accurately report particular information. Actual results could differ materially from our stated goals or the results we expect. Changing circumstances, including evolving expectations for social impact and sustainability generally or to specific focus areas or changes in standards or the way progress or achievement is measured, may lead to adjustments in, or the discontinuation of, our pursuit of, certain goals, commitments, or initiatives. Moreover, the standards by which social impact and sustainability efforts and related matters are measured are developing and evolving, and certain areas are based on assumptions. The standards and assumptions could change over time. The selection by management of alternative acceptable measurements could have resulted in materially different amounts or sustainability metrics reported by the Company. In addition, statements made about our company, business, or efforts may not apply to all business units (e.g., ones that were more recently acquired).
Our disclosure concerning these matters, including our Beauty that Lasts Sustainability Report and other disclosures on these topics, may use certain terms that third parties refer to as “material” in connection with certain social impact and sustainability matters. Used in the context of our disclosure and our Beauty that Lasts Sustainability Report, however, these terms are distinct from, and should not be confused with, the terms “material” and “materiality” as defined by, or construed in accordance with, securities or other laws and regulations. Therefore, matters considered to be material for purposes of our Beauty that Lasts Sustainability Report may not be considered material in the context of our financial statements, reports with the U.S. Securities and Exchange Commission (“SEC”), or our other public statements, and the inclusion of information on our website or in our Beauty that Lasts Sustainability Report is not an indication that such information is necessarily material to the Company in those contexts.
Our disclosure concerning these matters, including our Beauty that Lasts Sustainability Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our social impact and sustainability goals, targets, initiatives, commitments, and activities, as well as our future operations and long-term strategy.
Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results or outcomes will not differ materially from any future results or outcomes expressed or implied by such forward-looking statements relating to sustainability. Forward-looking statements relating to sustainability include all statements that do not relate solely to historical or current facts and involve a number of known and unknown risks, uncertainties, and other important factors such as those described under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and other periodic reports we have filed and may file with the SEC from time to time
These forward-looking statements relating to sustainability are made only as of the date of this document, and we do not undertake any obligation, other than as may be required by applicable law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, or changes in future operating results over time or otherwise. In addition, we assume no responsibility to update the information contained on our website or in our Beauty that Lasts Sustainability Report or to continue.to report any information.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2022” refer to the fiscal year ended June 30, 2022. Any reference to a year not preceded by “fiscal” refers to a calendar year.

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
Over the past few years we have been implementing a comprehensive transformation agenda (the “Transformation Plan”), focusing on our core go-to-market competencies, simplifying our capital structure and deleveraging our balance sheet.
As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability.
In fiscal 2021, we completed the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As of June 30, 2022, Coty owns a 25.9% stake in Rainbow JVCO LTD and subsidiaries (together, “Wella” or the “Wella Company”).
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
During the first quarter of fiscal 2022, the CODM finalized the Company's organizational structure and how performance will be assessed, and the Company realigned its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022. The Company recast its results for fiscal years 2021 and 2020 to reflect the changes in its segments.
For segment financial information and information about our long-lived assets, see Note 5— Segment Reporting in the notes to our Consolidated Financial Statements, and for information about recent acquisitions or dispositions, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Consumer Beauty	Prestige
Adidas	Burberry
Beckham	Bottega Veneta
Biocolor*	Calvin Klein
Bozzano*	Cavalli
Bourjois*	Chloe
Bruno Banani	Davidoff
CoverGirl*	Escada*
Jovan*	Gucci
Max Factor*	Hugo Boss
Mexx	Jil Sander
Monange*	Joop!*
Nautica	Kylie Jenner
Paixao*	Lacoste
Rimmel*	Lancaster*
Risque*	Marc Jacobs
Sally Hansen*	Miu Miu
007 James Bond	Orveda
philosophy*
SKKN BY KIM
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
We utilize in-depth brand and market data analytics to develop branding, merchandising and marketing execution strategies to maximize the consumer experience and build a better business. We continue to concentrate working media resources on select products, channels and markets, which we believe represents a significant opportunity for revenue and gross margin improvement, and to implement a tactical, in-store strategy for the others.
Distribution Channels and Retail Sales
We market, sell and distribute our products in approximately 125 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. Due to the impact of COVID-19 and as part of our strategic initiatives, we have focused on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2022, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2022, Walmart, our top retailer, accounted for approximately 6% of total Coty Inc. net revenues from continuing operations.
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
Supply Chain
During fiscal year 2022, we continued to manufacture and package approximately 80% of our products, primarily in facilities located in the United States, Brazil, China and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 20% of our finished products. As part of our ongoing transformation, we continue to explore options to further optimize our supply chain operations.
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
We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts and, more recently due to global supply disruptions, and we work to anticipate and respond to actual and potential disruptions.

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
Products representing 63% of our fiscal 2022 net revenues from continuing operations are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2022, we maintained 23 brand licenses. In addition, approximately 53% of our fiscal 2022 net revenues from continuing operations were attributable to prestige fragrance, of which approximately 82% was from our top six prestige fragrance brands.
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
Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. None of our brand licenses are up for renewal during fiscal 2023. None of our top eight licenses is up for renewal before the end of calendar 2026, with the majority running longer than that and providing for renewal without licensor consent. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.
Human Capital
Workforce. As of June 30, 2022, we had approximately 11,012 full-time employees in over 36 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season. We expect our overall headcount, as well as the use of seasonal contractors, to decrease as we continue our efforts to restructure and rationalize our business in connection with our strategic priorities, including through outsourcing initiatives and strategic transactions.
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

Environmental, Social and Governance
Coty’s sustainability commitment, Beauty That Lasts, is a multi-pillared strategy which aims to contribute to a more sustainable and inclusive future. With a focus on products, planet and people we see sustainability as the ultimate driver of innovation.
We report annually on our progress towards our sustainability targets through a separate sustainability report. Our sustainability reports and other information on our sustainability initiatives and achievements are available on our website. Changing circumstances, including evolving expectations for sustainability, or changes in standards and the way progress is measured, may lead to adjustments in, or the discontinuation of, our pursuit of certain goals, commitments, or initiatives (see additional discussion in “Forward-looking Statements—Cautionary Note Regarding Sustainability Information”). The content of our sustainability reports and information on our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
On March 31, 2022, the SEC issued a proposed rule on climate-related disclosures by U.S. public companies. While the proposed rule is not yet final, it is expected to be effective for Coty starting with its fiscal year 2024 annual report based on the effective date as set forth in the proposed rule. Certain audit requirements are expected to phase in during fiscal year 2024. We are refining our controls to address the specific requirements of the proposed rule and reporting requirements.
The Beauty of Our Product
Our products have an important role to play in building a sustainable future for the beauty sector. To respond to evolving social and environmental challenges, sustainability is at the heart of our product creation, from design and development through to sourcing of materials.
We are changing the way we design, formulate and manufacture in order to minimize our environmental impact and create innovative products. Since 2020, we have an operational Beauty That Lasts Index in place, which is a qualitative tool for evaluating the social and environmental profile of new product developments.
We have ambition to reduce our packaging consumption with a focus on virgin plastic, glass and carton while sourcing from more sustainable sources. In addition, our Green Science program aims to minimize the pressure of our products on natural resources.
In fiscal 2022, we began production of our first globally distributed fragrances using carbon-captured ethanol and have plans to integrate this ethanol into our wider fragrance portfolio.
We recognized that sustainability efforts require collaboration which goes beyond our own organization. To that end we are members of several industry initiatives, including the Responsible Beauty Initiative, focused on sustainable sourcing for the industry, or Sustainable Packaging Initiative for Cosmetics, focused on creating common guidelines and tool for eco-design packaging. We also joined the EcoBeautyScore Consortium – a breakthrough initiative which aims to develop an industry-wide environmental scoring system for cosmetics products, with the aim of empowering consumers to make sustainable beauty choices.
We continue to evaluate and modify our processes and activities to further limit our impact on the environment as we implement our sustainability strategy.
The Beauty of Our Planet
We recognize that conserving and protecting the natural environment is a vital part of our responsibility as a business. We are committed to minimizing the environmental impact of our operations and preserving resources for generations to come.
In fiscal 2022, we made considerable progress towards our environmental impact goals. All of our factories and distribution centers now use renewable electricity (including through buying of renewable energy certificates), and we have made strong progress on energy reduction. We continue to invest in additional energy optimization methods, including bringing two sites to carbon neutrality for scope 1 and 2 emissions. We have achieved this through optimization, use of renewable electricity, and where necessary, by offsetting any remaining Scope 1 and 2 emissions. In our efforts to reduce our impacts on the environment, none of the waste from our factories and distribution centers was sent to landfill, while most was reused, recycled, or composted. We have implemented several measures to reduce water consumption across our plants and distribution centers.
During fiscal year 2021, we conducted a footprint study assessing our impact on Climate, Water and Biodiversity. From this work, in fiscal year 2022 we have focused on our impact on climate and have identified key actions to reduce our carbon footprint and develop science-based climate targets for reducing greenhouse gases. We have submitted these proposed carbon targets to the Science Based Target initiative (“SBTi”) for validation and plan to communicate our targets by the end of fiscal 2023. Implementation of plans to operationalize our proposed targets are in progress. While certain projects are already in execution phase, other projects are in the early stages as we identify specific courses of action and validate the feasibility of such projects to achieve our proposed targets. We continue to evaluate and modify our processes and activities to further limit our impact on the environment and to enable the deployment of our climate-related initiatives to meet our proposed targets.
The Beauty of Our People
We are committed to playing our part in creating a more inclusive business and society. We want to create a culture in which our associates bring their true selves to work, in turn making Coty stronger for it. We are committed to creating opportunities for our associates to develop skills, advance their careers and nurture their long-term employability. We offer our employees a range of development activities, from learning formally through e-learning courses and trainings, to learning through special projects and assignments and on the job. In fiscal 2022, we have made steady progress on pay equity for similar roles and performance, regardless of gender.
We celebrate diversity in all its forms and continue to work towards building a more inclusive business. We recognize the importance of diversity at a leadership level and throughout our whole organization, including diversity of gender, ethnicity, ability, background, gender identity, and sexual orientation. Our Executive Committee is majority female and our Board of Directors was evenly gender-split during fiscal 2022. For all associates, we have launched a global diversity, equity, and inclusion (DE&I) training curricula and introduced employee resource groups to drive DE&I action by associates to enable employees to raise awareness and educate on DE&I topics they are passionate about.
We also strive to reflect the communities we serve through our brands, which champion the diversity of beauty and beauty of diversity.
Our global compliance program, “Behave Beautifully”, is designed to detect and prevent unlawful behavior and promote a culture of ethical business practice. “Behave Beautifully” sets out our standards across a number of areas, including, but not limited to, anti-bribery and corruption, competition law, data privacy, preventing workplace harassment and discrimination.
Our global Health and Safety Policy governs the management of work-related health and safety risks across all our manufacturing and distribution sites, including corporate offices. The policy, which is complemented by our Code of Conduct, sets out the principles that guide our approach to Health and Safety, as well as outlining responsibilities within the business.
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

•Our success depends on our ability to achieve our global business strategies.
•We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our global business strategies, that could affect our period-to-period operating results.
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
•We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at our third-party service providers could adversely impact our business, our results of operations or our financial condition.
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
•We must successfully manage the impact of a general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions which may affect consumer spending, global supply chain conditions and inflationary pressures and adversely affect our financial results.
•Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with COVID-19 and related variants, as well as the occurrence of outbreaks of other contagious diseases or similar widespread public health concerns.
•Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by the war in Ukraine, could adversely affect our business, results of operations and financial condition.
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

•JABC Cosmetics B.V. (“JABC”) and its affiliates, through their ownership of approximately 54% of the outstanding shares of our Class A Common Stock, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
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
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms and innovative in-store activations. Furthermore, e-commerce and the online retail industry is characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Consumer shopping preferences have also shifted, including as a result of COVID-19, and may continue to shift in the future, to distribution channels other than traditional retail in which we have more limited experience, presence and development, such as direct-to-consumer sales and e-commerce. In particular, expansion of our direct-to-consumer business presents challenges for logistics and fulfillment as well as additional regulatory compliance. If we are not successful in our efforts to expand distribution channels, including growing our e-commerce activities, we will not be able to compete effectively. In addition, our entry into new categories and geographies has exposed, and may continue to expose, us to new distribution channels or risks about which we have less experience. Any change in our distribution channels, such as direct sales, could also expose us to disputes with distributors. If we are not successful in developing and utilizing these channels or other channels that future consumers may prefer, we may experience lower than expected revenues.
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
These risks have been exacerbated by the impact of COVID-19 and general economic conditions. Consumer spending habits and consumer confidence have shifted and may continue to change in light of re-imposition of containment measures (such as the lockdowns imposed in China in March 2022), inflationary pressures, as well as changes in work practices and travel trends impacting the demand for our products.

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
We also devote time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving diversity, equity and inclusion, responsible sourcing, packaging and environmental sustainability. If these programs are not executed as planned, fail or be perceived to fail in our achievement of announced goals or initiatives (or are unable to accurately report on our progress) or suffer negative publicity, our reputation and results of operations or cash flows could be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.
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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including three licenses up for renewal in fiscal 2024. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Our future performance and growth depends on the success of our global business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and simplifying our business. The multi-year implementation of our transformation agenda and our global business strategies has resulted and is expected to continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of our global business strategy may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of our global business strategy, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our strategy includes executing on our brand repositioning and continuing to focus our brand-building efforts on priority categories, channels and markets. In addition, we continue to prioritize our deleveraging objectives. In the future, we may dispose of or discontinue select brands and/or streamline operations, and dispose of select businesses or interests therein (including through strategic transactions or public offerings) and incur costs or restructuring and/or other charges in doing so. We may face risks of declines in brand performance and license terminations, due to expirations and/or allegations of breach or for other reasons, including with regard to any potentially divested or discontinued brands. If and when we decide to divest or discontinue any brands or lines of business, we cannot be sure that we will be able to locate suitable buyers or that we will be able to complete such divestitures (including through strategic transactions or public offerings) or discontinuances successfully, timely, at appropriate valuations and on commercially advantageous terms, or without significant costs, including relating to any post-closing purchase price adjustments or claims for indemnification. Any future divestitures and discontinuances could have, a dilutive impact on our earnings, create dis-synergies, and divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We also cannot be sure of the effect such divestitures or discontinuances would have on the performance of our remaining business or ability to execute our global business strategies.
We have incurred significant costs in connection with the integration of acquisitions and simplifying our business, and expect to incur costs in connection with the implementation of our global business strategies, that could affect our period-to-period operating results.
We have incurred significant restructuring costs in the past, and, as we continue to implement our global business strategies and any future restructuring initiatives, we expect to continue to incur one-time cash costs. In the past, as we integrated acquisitions, including the transformational acquisition of the P&G Beauty Business, we experienced challenges, including supply chain disruptions, higher than expected costs and lost customers and related revenue and profits, and we could experience these or other challenges arising from the implementation of our global business strategies and any future restructuring initiatives. The cash usage associated with such, and similar, expenses has impacted and could continue to impact our ability to execute our business strategies, improve operating results and deleverage our balance sheet.
If our management is not able to effectively manage these initiatives, address fixed and other costs, we incur additional operating expenses or capital expenditures to realize synergies, simplifications and cost savings, or if any significant business activities are interrupted as a result of these initiatives, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities may be materially adversely affected. The amount and timing of the above-referenced charges and management distraction could further adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. In addition, the implementation of our global business strategies, any continuing or future restructuring initiatives and the integration of acquisitions may impact our ability to anticipate future business trends and accurately forecast future results.

The diversion of resources to the integration of the P&G Beauty Business, together with changes and turnover in our management teams as we reorganized our business, negatively impacted our fiscal 2018 and 2019 results. The implementation of our global business strategies could result in similar challenges. Although our global business strategies are intended to deliver meaningful, sustainable expense and cost management improvement, events and circumstances such as financial or strategic difficulties, significant employee turnover, business disruption and delays may occur or continue, resulting in new, unexpected or increased costs that could result in us not realizing all of the anticipated benefits of our global business strategies on our expected timetable or at all. In addition, we are executing many initiatives simultaneously, including changes to our operations and global strategy, which may result in further diversion of our resources, employee attrition and business disruption (including supply chain disruptions), and may adversely impact the execution of such initiatives. Any failure to implement our global business strategies and other initiatives in accordance with our expectations could adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Our new product introductions may not be as successful as we anticipate, which could have a material adverse effect on our business, prospects, financial condition and results of operations.
We must continually work to develop, produce and market new products and maintain a favorable mix of products in order to respond in an effective manner to changing consumer preferences. We continually develop our approach as to how and where we market and sell our products. In addition, we believe that we must maintain and enhance the recognition of our brands, which may require us to quickly and continuously adapt in a highly competitive industry to deliver desirable products and branding to our consumers. For example, as part of our global business strategies, we are instituting new objectives for our innovation efforts to support expansion of category coverage and sustainability. If these or other initiatives are not successful, our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities could be adversely impacted.
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
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we entered into strategic partnerships with Kylie Jenner and Kim Kardashian West, both digital-native beauty businesses, we are continuing our expansion into prestige cosmetics, and we are building a comprehensive skincare portfolio leveraging existing and new brands. The success of product launches in these or adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of the P&G Beauty Business in October 2016). We entered into a joint venture with Kylie Jenner in fiscal 2020 and a strategic partnership with Kim Kardashian West in fiscal 2021. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.

The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings or other financial measures, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”) and our joint venture with Kylie Jenner and our investment in the Kim Kardashian West beauty business, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
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
Our present or future joint venture and strategic partnership investment projects may not be successful. We have had, and in the future may have, disputes or encounter other problems with respect to our present or future joint venture or strategic investment partners or our joint venture or strategic partnership investment agreements may not be effective or enforceable in resolving these disputes or we may not be able to resolve such disputes and solve such problems in a timely manner or on favorable economic terms, or at all. Any failure by us to address these potential disputes or conflicts of interest effectively could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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

We cannot predict the amount and timing of any future impairments, if any. We have experienced impairment charges with respect to goodwill, intangible assets or other items in connection with past acquisitions, and we may experience such charges in connection with such acquisitions or future acquisitions, particularly if business performance declines or expected growth is not realized or the applicable discount rate changes adversely. For example, in our continuing operations in fiscal 2022, we incurred impairment charges of $31.4, primarily related to impairments on indefinite-lived other intangible assets. It is possible that material changes in our business, market conditions, or market assumptions could occur over time. Any future impairment of our goodwill or other intangible assets could have an adverse effect on our financial condition and results of operations, as well as the trading price of our securities. For a further discussion of our impairment testing, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources-Goodwill, Other Intangible Assets and Long-Lived Assets”.
Risks related to our Business Operations
A disruption in operations could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes (including as to works councils), disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or distribution centers, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or outbreaks of contagious diseases, border disputes, acts of terrorism, armed conflicts such as the war in Ukraine and other geopolitical tensions, possible dawn raids, and other external factors over which we have no control. For example, in fiscal 2022, limited driver capacity and transportation delays impacted our U.S. distribution centers resulting in increased costs, including penalty payments to retailers for delayed product delivery. As we continue our implementation of our global business strategies (including our cost discipline activities and sustainability initiatives) and other restructuring activities, any additional or ongoing supply chain disruptions or delay in securing applicable approvals or consultations for such activities may impact our quarterly results. The loss of, or damage or disruption to, any of our manufacturing facilities or distribution centers could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, alcohols, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain, or our relationships with key suppliers due to our payment terms or otherwise, could have a material adverse effect on the manufacturing and packaging of our products. In recent months, global inflationary pressures as well as global supply chain disruptions have caused significant volatility in the cost and availability of the raw materials and services (such as transportation) that we need to manufacture and distribute our products. In particular, increases in energy costs due to global geopolitical conditions, particularly in Europe, have impacted the cost and availability of raw materials, including glass and glass components and certain resins. Increases in the costs of raw materials or other commodities and transportation services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts. We are also subject to reporting requirements under The Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply “conflict free” products, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face operational obstacles and reputational challenges with our customers and stockholders if we are unable to continue to sufficiently verify the origins for the minerals used in our products or if we are subject to additional supply chain diligence and disclosure regulations or other reporting obligations.
The above risks have been and may continue to be exacerbated by the impact of COVID-19, inflationary pressures and global supply chain issues, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
We outsource a number of functions to third-party service providers, and any failure to perform or other disruptions or delays at our third-party service providers could adversely impact our business, our results of operations or our financial condition.
We have outsourced and may continue to outsource certain functions, including outsourcing of distribution functions, outsourcing of business processes (including certain financing and accounting functions), and third-party manufacturers, logistics and supply chain suppliers, and other suppliers, including third-party software providers, web-hosting and e-commerce providers, and we are dependent on the entities performing those functions. The failure of one or more such providers to provide the expected services, provide them on a timely basis or provide them at the prices we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with data protection and privacy laws, disruptions arising from the transition of functions to an outsourcing provider, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, may have a material adverse effect on our results of operations or financial condition.
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, corruption of our data and privacy protections, cyber-based attacks or network security breaches, our operations could be disrupted.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e‑commerce and for electronic communications among our locations, personnel, customers and suppliers around the world, including as a result of remote working in response to COVID-19 and flexible working arrangements. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, user errors, catastrophic events or other problems.
In addition, our databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks, the threat of which is increasing in frequency, intensity and duration. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, insider actors (malicious or otherwise) could cause technical disruptions and/or confidential data leakage. Our security efforts or the security efforts of our third-party providers may not be sufficient to prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ information technology databases or systems.
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
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, in the E.U. the GDPR became effective in May 2018, establishing requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. Regulators, including the U.K.’s Information Commissioner’s Office, have actively enforced the law and imposed substantial fines, and are expected to continue to do so. In addition, five states in the United States (California, Virginia, Colorado, Utah and Connecticut) enacted a data privacy laws in 2020 and 2021 applicable to entities serving or employing state residents. Brazil enacted the General Data Protection Law (“Brazil LGPD”) regulating the processing of personal data, which became effective in August 2020. More recently, China enacted the Data Security Law and Personal Information Protection Law, which became effective in September 2021 and November 2021, respectively. These existing laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
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
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. Over the past few years we have experienced several changes to senior management and the composition of our board of directors, as well as the separation of the Wella Business, and we are still in the process of implementing our global business strategies, including cost reduction activities. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives. During fiscal 2022, we experienced an increasingly competitive labor market, increased employee turnover, changes in the availability of our workers, including COVID-19-related absences, and labor shortages in our extended supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
As we continue to restructure our workforce from time to time (including with respect to our global business strategies and other business restructuring initiatives, our efforts to manage the impact of COVID-19, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims and disputes will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations, including delaying and reducing the expected benefits of any associated restructuring activities. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.
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
The above risks have been and may continue to be exacerbated by the impact of COVID-19, inflationary pressures and global supply chain disruption, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
We are subject to risks related to our international operations.
We operate on a global basis, and approximately 69% of our net revenues from continuing operations in fiscal 2022, were generated outside North America. We have employees in more than 36 countries, and we market, sell and distribute our products in over 125 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
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
On December 22, 2017, the President of the U.S. signed the Tax Act which made broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and, as a result of elections in the United States, there could be additional significant changes in tax laws and regulations in the future. In addition, some foreign governments may enact tax laws in response to the Tax Act or other U.S. tax law changes that could result in further changes to global taxation and that could materially adversely affect our financial results, which could have a material adverse effect on our results of operations, financial condition and cash flows, as well as the trading price of our securities.

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
Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, may affect our ability to make payments on our debt and comply with other requirements under the 2018 Coty Credit Agreement and to meet our deleveraging objectives. In particular, due to the seasonal nature of the beauty industry, with the highest levels of consumer demand generally occurring during the holiday buying season in our second fiscal quarter, our subsidiaries’ cash flow in the second half of the fiscal year may be less than in the first half of the fiscal year, which may affect our ability to satisfy our debt service obligations, including to service our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement, and to meet our deleveraging objectives. If we do not generate sufficient cash flow to satisfy our covenants and debt service obligations, including payments on our senior secured notes, senior unsecured notes and under the 2018 Coty Credit Agreement, we may have to undertake additional cost reduction measures or alternative financing plans, such as refinancing or restructuring our debt; selling assets; reducing or delaying capital investments; modifying terms of agreements, including timing of payments, with vendors, customers, and other third parties; or seeking to raise additional capital. The terms of the indentures governing our senior secured notes and senior unsecured notes, the 2018 Coty Credit Agreement or any existing debt instruments or future debt instruments that we may enter into may restrict us from adopting some of these alternatives. Our ability to restructure or refinance our debt will depend on the capital markets and other macroeconomic conditions and our financial condition at such time. Recent refinancings of our debt have resulted, and future refinancings or modifications of our debt could result, in higher interest rates and may require us to comply with more onerous covenants or reduce our borrowing capacity, which could further restrict our business operations. For example, the refinancing of certain portions of our debt in 2021 resulted in higher interest rates applicable to the newly issued senior secured notes, in part due to prevailing macroeconomic conditions and a decline in our credit ratings since our previous refinancing transactions in 2018. The inability of our subsidiaries to generate sufficient cash flow to satisfy our covenants and debt service obligations, including the inability to service our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, as well as the trading price of our securities, and may impact our ability to satisfy our obligations in respect of our senior secured notes, senior unsecured notes and the 2018 Coty Credit Agreement.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under the 2018 Coty Credit Agreement are at variable rates of interest and expose us to interest rate risk. In recent months, global inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, in 2021 we amended our 2018 Credit Agreement to allow us to reference the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness, in lieu of the London Interbank Offered Rate (“LIBOR”). SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our our variable rate indebtedness is difficult to predict.

Risks related to Macroeconomic Conditions and Market Risks
We must successfully manage the impact of a general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions which may affect consumer spending, global supply chain conditions and inflationary pressures and adversely affect our financial results.
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of COVID-19 and the war in Ukraine, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity is in decline as a result of COVID-19, higher levels of unemployment, unprecedented levels of inflation, recessionary conditions and geopolitical conditions including the war in Ukraine. While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics, mass nail and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, recent political and economic developments in the U.S., the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
Abrupt political change, terrorist activity, and armed conflict, such as the ongoing war in Ukraine and any escalation or expansion thereof, pose a risk of further general economic disruption in affected regions. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional and global markets (due to sanctions or otherwise), hiring, and profitability. For example, changes in the regulatory environment in China or geopolitical tensions impacting trade or operations in China could impact our growth strategy. Any of these changes may negatively impact our revenues.
In addition, our sales are affected by the overall level of consumer spending. The general level of consumer spending is affected by a number of factors, including general economic conditions (including potential recessions in one or more significant economies), inflation, interest rates, government policies that affect consumers (such as those relating to medical insurance or income tax), energy costs and consumer confidence, each of which is beyond our control. Consumer purchases of discretionary and other items and services, including beauty products, tend to decline during recessionary periods, periods of high inflation and otherwise weak economic environments, when disposable income is lower. A decline in consumer spending would likely have a negative impact on our direct sales and could cause financial difficulties at our retailer and other customers. If consumer purchases decrease, we may not be able to generate enough cash flow to meet our debt obligations and other commitments and may need to refinance our debt, dispose of assets or issue equity to raise necessary funds. We cannot predict whether we would be able to undertake any of these actions to raise funds on a timely basis or on satisfactory terms or at all. The financial difficulties of a customer or retailer could also cause us to curtail or eliminate business with that customer or retailer. We may also decide to assume more credit risk relating to the receivables from our customers or retailers, which increases the possibility of late or non-payment of receivables. Our inability to collect receivables from a significant retailer or customer, or from a group of these customers, could have a material adverse effect on our business, prospects, results of operations, financial condition, results of operations, cash flows, as well as the trading price of our securities. If a retailer or customer were to go into liquidation, we could incur additional costs if we choose to purchase the retailer’s or customer’s inventory of our products to protect brand equity. These risks have been, and may continue to be, amplified by COVID-19, the war in Ukraine and related geopolitical conditions.
Our operations and sales have been adversely impacted by the COVID-19 pandemic, and we must successfully manage the demand, supply, operational and financial challenges associated with COVID-19 and related variants, as well as the occurrence of outbreaks of other contagious diseases or similar related widespread public health concerns.
The COVID-19 pandemic has had and continues to have widespread, evolving, and unpredictable impacts on global society, economies, financial markets and business practices. Our business has been, and may continue to be, negatively impacted by the COVID-19 pandemic in countries where we operate or our customers are located. Easing of containment measures and recovery of the impacted sectors of the economy has been, and may continue to be, gradual and uneven, as regions face resurgence of COVID-19 or variants of the virus and outbreaks of other contagious diseases and related uncertainties. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, store closures, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar activity, supply chain and shipping constraints, reduced options for marketing and promotion of products or other restrictions in connection with outbreaks of contagious diseases; if prolonged, such impacts can further increase the difficulty of operating our business, including accurately planning and forecasting, and may adversely impact our results;
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
•Failure of third parties on which we rely, including our suppliers, our customers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.
These impacts have had and could continue to have a negative effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities, and the duration and extent to which our future results of operations and overall financial performance will be impacted remains uncertain. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such disease outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. In the case of COVID-19, the emergence of variants may continue to occur across regions and countries where we operate, leading to varied government responses and the potential for decreased vaccine effectiveness, resulting in further volatility and disparity in our results and operations across geographies and creating challenges for our ability to forecast demand. For example, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread lockdowns and restrictions in mid-March 2022, which negatively impacted our results in China in the fourth quarter of fiscal 2022 due to reduced customer traffic and supply chain constraints.

Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by the war in Ukraine, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022. We may not be able to continue to pass through inflationary cost increases and, if inflationary pressures are sustained, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The war in Ukraine and prolonged geopolitical conflict globally may continue to result in increased inflation, escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, volatility in prices and market conditions, our ability to forecast demand, and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of COVID-19, the war in Ukraine and related geopolitical conditions, could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
In addition, a portion of our borrowings under the 2018 Coty Credit Agreement and senior notes indentures are denominated in euros and expose us to currency exchange rate risk. We have entered into derivative transactions in order to reduce currency exchange rate volatility. However, we may not enter into or maintain such derivatives with respect to all of our euro-denominated indebtedness, and any derivative transactions we enter into may not fully mitigate our currency exchange rate risk.
Legal and Regulatory Risks
We are subject to legal proceedings and legal compliance risks.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages and adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, the Kylie Jenner business and the Kim Kardashian West business that were previously outside our control and that we are now independently addressing, as well as retained liabilities relating to divested businesses, which may result in unanticipated or new liabilities. We also are involved in numerous lawsuits involving product liability issues, including allegations related to alleged asbestos in our talc-based cosmetic products. While we believe that we have valid defenses to these risks and have adopted, and/or will adopt, appropriate risk management and compliance programs, such adoptions take time and, given the global nature of our operations and many laws and regulations to which we are subject, these legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which cannot be predicted with certainty, will arise from time to time. In particular, the potential impact of talc-related litigation is highly uncertain, as nationwide trial results in similar cases filed against other manufacturers or retailers of cosmetic talc products have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages.
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
Our business is subject to numerous laws, regulations and policies. Changes in the laws (both foreign and domestic), regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business or products, including those related to intellectual property, marketing, antitrust and competition, product liability, restrictions or requirements related to product content or formulation, labeling and packaging (including end-of-product-life responsibility), corruption, the environment or climate change (including increasing focus on the climate, water and waste impacts of operations and products), immigration, privacy, data protection, taxes, tariffs, trade and customs (including, among others, import and export license requirements, sanctions, boycotts, quotas, trade barriers, and other measures imposed by U.S. and foreign countries), restrictions on foreign investment, the outcome and expense of legal or regulatory proceedings, and any action we may take as a result, and changes in accounting standards, could adversely affect our financial results as well as the trading price of our securities. For example, the Tax Act, enacted in 2017, introduced broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and future tax law changes and regulatory, administrative or legislative guidance could adversely affect our financial results. See “—We are subject to risks related to our international operations”. In addition, increasing governmental and societal attention to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, biodiversity, emerging technologies, human capital, labor, supply chain, and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, our reputation and our business results could be adversely impacted.
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, the Hypermarcas Brands and the Burberry fragrance business, the joint venture with Kylie Jenner and the strategic partnership with Kim Kardashian West. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
In many countries, particularly in those with developing economies, it may be common for persons to engage in business practices prohibited by the laws and regulations applicable to us. In addition, certain countries have laws that differ with those in the US, including relating to competition and product distribution, with which US and other personnel may be unfamiliar, thereby increasing the risk of non-compliance. We continue to enhance our compliance program, including as a result of acquisitions and changes in the regulatory environment, but our compliance program may encounter problems or may not be effective in ensuring compliance.
Failure by us or our subsidiaries to comply with applicable laws or policies could subject us to civil and criminal penalties, cause us to be in breach of contract or damage to our or our licensors’ reputation, each of which could materially and adversely affect our business, prospects, financial condition, cash flows, results of operations, as well as the trading price of our securities.
In addition, the U.S. has imposed and may impose additional sanctions at any time on countries where we sell our products. If so, our existing activities may be adversely affected, we may incur costs in order to come into compliance with future sanctions, depending on the nature of any further sanctions that may be imposed, or we may experience reputational harm and increased regulatory scrutiny. For example, in April 2022, following the imposition of additional sanctions against Russia and Russian interests in connection with the war in Ukraine, we announced our Board’s decision to wind down the operations of our Russian subsidiary as a result of the war and the related sanctions. For a further discussion of the impact of the wind down, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview —Russia-Ukraine War.”
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. In addition, we have entered into forward repurchase transactions to begin hedging for a potential $200 million repurchase under our stock repurchase program currently planned for 2024. These forward repurchase transactions expose us to additional risks related to the price of our common stock, including a potential true-up in cash upon specified changes in the price of our common stock.
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
JAB Cosmetics B.V. (“JABC”) and its affiliates beneficially own approximately 54% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Cottage Tender Offer in May 2019, JABC, through an affiliate, Cottage Holdco B.V., owns approximately 54% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
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
If we elect to rely on the controlled company exemptions, the procedures for approving significant corporate decisions could be determined by directors who have a direct or indirect interest in such decisions, and our stockholders would not have the same protections afforded to stockholders of other companies that are required to comply with all of the independence rules of the NYSE.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S., Amsterdam, Netherlands, and Singapore.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2022. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
Amsterdam, Netherlands (leased)	Corporate	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Consumer Beauty
Paris, France (3 locations) (leased)	Corporate/Commercial	Corporate / Prestige
Singapore, Singapore (leased)	Corporate/Commercial	Corporate
Ashford, England (land leased, building owned)	Manufacturing	Consumer Beauty
Chartres, France (owned)	Manufacturing	Prestige
Granollers, Spain (owned)	Manufacturing	Prestige
Hunt Valley, U.S. (owned)	Manufacturing	Consumer Beauty
Monaco, Monaco (leased)	Manufacturing /R&D	Prestige
Sanford, North Carolina, U.S. (owned)	Manufacturing	Prestige
Senador Canedo, Brazil (owned)	Manufacturing	Consumer Beauty
Wujiang, China (owned)	Manufacturing	Consumer Beauty
Morris Plains, New Jersey, U.S. (leased)	R&D	All segments
Item 3. Legal Proceedings.
For information on our legal matters, see Note 26—Legal and Other Contingencies in the notes to our Consolidated Financial Statements.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “COTY.”
Stockholders of Record
As of June 30, 2022 there were 736 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2022 Peer Group (b)

$300
$250
$200
$150
$100
$50
$0
Jun 30, 2017
Sep 30, 2017
Dec 31, 2017
Mar 31, 2018
Jun 30, 2018
Sep 30, 2018
Dec 31, 2018
Mar 31, 2019
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2017.

(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Revlon, Inc., Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2017, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.
Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(e) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options (a)	5,798,801	$12.85
Series A Preferred Stock (b)	495,074	21.52
Restricted Stock Units	32,616,416	N/A
Subtotal	38,910,291	—	35,160,379
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)(c)	1,000,000	$22.39
Phantom Units (d)	349,432	N/A
Subtotal	1,349,432	—	—
Total	40,259,723		35,160,379

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
Issuer Purchases of Equity Securities
No shares of Class A Common Stock were repurchased during the fiscal years ended June 30, 2022 and 2021.

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
OVERVIEW
We are one of the world’s largest beauty companies with a portfolio of iconic brands across fragrance, color cosmetics, and skin and body care. We serve consumers around the world, selling prestige and mass market products in approximately 125 countries and territories. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to making a positive impact on the planet.
Over the past few years we have been implementing a comprehensive transformation agenda (the “Transformation Plan”), As we execute this multi-year transformation, we have been focusing on our core go-to-market competencies, simplifying our capital structure and deleveraging our balance sheet.
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
In fiscal 2022, we completed certain transactions to simplify our capital structure resulting in annual dividend savings. We also received shareholder distributions from our equity investment in Wella, which we used to repay debt.
We expect that our reported net revenues for fiscal year 2023 will grow in the mid-single digits, excluding the impact of foreign exchange.
We remain attentive to economic and geopolitical conditions that may materially impact our business and the implementation of our strategic priorities. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions – whether resulting from the Russia-Ukraine War, inflation, the COVID-19 pandemic or any other issues – have or may have global implications which may impact the future performance of our business in unpredictable ways. In addition, supply chain constraints may impact the availability of raw materials and services (such as transportation) that we need to manufacture and distribute our products which may negatively impact our ability to meet customer demands timely, thereby impacting future profitability.
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
During April 2022, we announced our Board's decision to wind down the operations of our Russian subsidiary as a result of the war and the related sanctions. We plan to liquidate our remaining inventory in Russia, in accordance with applicable sanctions, over the next six months as part of the wind down.
During fiscal 2022, we recognized total pre-tax charges of $83.6 associated with our exit of Russia, which primarily relate to the net realizable value of assets associated with the Russian business. These charges consisted of: $45.5 in Selling, general and administrative expenses, primarily related to the write-down of working capital, long-term assets, as well as contract termination charges, contingent liabilities and legal costs; $31.4 in Asset impairment charges related to the impairment of indefinite-lived intangibles; $6.3 in Restructuring costs related to employee severances; and $0.4 in Cost of sales related to inventory write-downs. We incurred $24.1 of income tax charges associated with our decision to exit Russia, in fiscal 2022.
We anticipate incurring up to $10.0 of additional costs through completion of the wind down, and future net cash costs of $40.0 to 45.0 which will be funded by our Russian subsidiary. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The wind down process of the Russian subsidiary is at an early stage and the amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
We will continue to monitor events related to the Russia-Ukraine War and any impacts to our global business resulting from increased inflation, supply chain constraints, foreign currency risk and other factors. However, future impacts to our net sales, earnings and cash flows resulting from negative economic or geopolitical events in neighboring and other territories in which we operate, is currently unknown.
Inflation
Inflationary trends in most markets and global supply chain challenges may negatively affect our sales and operating performance. We experienced the impact of greater inflation on material, logistical and other costs during the current fiscal year. We currently anticipate the impact of inflation in certain markets will be increasing as we move into fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance.
COVID-19 Impacts Update
An increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread lockdowns and restrictions in mid-March 2022. Although on a full year basis, our operating performance in China showed improvement compared to the prior fiscal year, the impact of these lockdowns did negatively impact our results in the fourth quarter. We believe that these lockdowns may continue to have a negative impact on our operations in China, due to reduced customer traffic and supply chain constraints. Future impacts to our sales and operating performance, due to the lockdowns in China or containment measures that may be deployed in other areas or countries are difficult to predict due to the potential high level of uncertainty regarding their nature and duration.
Transformation Plan Update
We continue to implement our comprehensive transformation agenda (the “Transformation Plan”), which aims to stabilize and accelerate revenue growth, improve our profitability through gross margin growth and cost control, optimize our operating model for speed and agility, accelerate e-commerce and digital growth, and deleverage our balance sheet. This plan is anticipated to be completed by the end of fiscal 2023, with additional plans for savings in fiscal 2024.
Other Matters
During the first quarter of fiscal 2022, our CODM finalized the Company's organizational structure and how performance will be assessed, and we realigned our reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2022	2021	2020 (a)
Condensed Consolidated Statements of Operations Data:
Net revenues	$5,304.4	$4,629.9	$4,717.8
Gross profit	3,369.2	2,768.2	2,726.6
Restructuring costs	(6.5)	63.6	130.2
Acquisition- and divestiture-related costs	14.7	138.8	157.3
Asset impairment charges	31.4	—	434.0
Operating income (loss)	240.9	(48.6)	(1,236.5)
Interest expense, net	224.0	235.1	242.7
Other Income, net	(409.9)	(43.9)	(11.6)
Income (loss) from continuing operations before income taxes	426.8	(239.8)	(1,467.6)
Provision (benefit) for income taxes on continuing operations	164.8	(172.0)	(377.7)
Net income (loss) from continuing operations	262.0	(67.8)	(1,089.9)
Net income (loss) from discontinued operations	5.7	(137.3)	87.2
Net income (loss)	267.7	(205.1)	(1,002.7)
Net income (loss) attributable to Coty Inc.	$259.5	$(201.3)	$(1,006.7)

Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations attributable to common stockholders	$55.5	$(166.3)	$(1,100.4)
Net income (loss) from continuing operations attributable to common stockholders	$61.2	$(303.6)	$(1,013.2)
Per Share Data:
Net income (loss) attributable to Coty Inc. per common share:
Basic income (loss) from continuing operations	$0.07	$(0.22)	$(1.45)
Basic income (loss) for Coty Inc.	$0.08	$(0.40)	$(1.33)
Diluted income (loss) from continuing operations	$0.07	$(0.22)	$(1.45)
Diluted income (loss) for Coty Inc.	$0.08	$(0.40)	$(1.33)
Weighted-average common shares
Basic	820.6	764.8	759.1
Diluted	834.1	764.8	759.1
Dividends declared per common share	$—	$—	$0.38

(in millions)	Year Ended June 30,
	2022	2021	2020 (a)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$726.6	$318.7	$(50.9)
Net cash provided by (used in) investing activities	269.7	2,441.9	(833.4)
Net cash (used in) provided by financing activities	(1,034.0)	(2,795.1)	877.3

(in millions)	As of June 30,
	2022	2021	2020 (a)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$233.3	$253.5	$308.3
Total assets	12,116.1	13,691.4	16,728.8
Total debt, net of discount	4,473.9	5,476.9	8,147.3
Total Coty Inc. stockholders’ equity	3,154.5	2,860.7	3,004.6

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
•Loss/(Gain) on divestitures, Gain on sale of brand assets and Gains on sale of real estate: We have excluded the impact of Loss/(gain) on divestitures, Gain on sale of brand assets and Gains on sale of real estate as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of divestitures and sale of real estate. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Costs related to market exit: We have excluded the impact of direct incremental costs related to our decision to wind down our business operations in Russia. We believe that these direct and incremental costs are inconsistent and infrequent in nature. Consequently, our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

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
•Other (income) expense: We have excluded the write-off of deferred financing fees and discounts that resulted from the pay down of our term debt from the proceeds of the Wella sale, due to the requirements of the 2018 Coty Credit Agreement, as amended. Our management believes these costs do not reflect our underlying ongoing business, and the adjustment of such costs helps investors and others compare and analyze performance from period to period. We have also excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. We have excluded the gain on the exchange of Series B Preferred Stock. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
•Noncontrolling interest: This adjustment represents the after-tax impact of the non-GAAP adjustments included in Net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage.
•Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred. Additionally, adjustments are made for the tax impact of any intra-entity transfer of assets and liabilities. Also, in connection with our decision to wind down our operations in Russia, we have adjusted recognized tax charges related to certain direct incremental impacts of our decision.
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

Period of acquisition, divestiture, or termination	Acquisition, divestiture, or termination	Impact on basis of 2022/2021 presentation	Impact on basis of 2021/2020 presentation
First quarter fiscal 2020	Divestiture: Younique - the divestiture of the interest in Foundation, LLC, which held the net assets for Younique	n/a	First quarter fiscal year 2020 net revenue excluded.
Third quarter fiscal 2020	Acquisition: King Kylie transaction - the acquisition of 51% interest in King Kylie LLC	n/a	First and second quarter fiscal year 2021 net revenue excluded.
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

NET REVENUES
In fiscal 2022, net revenues increased 15%, or $674.5, to $5,304.4 from $4,629.9 in fiscal 2021, reflecting a positive price and mix impact of 10%, an increase in unit volume of 6%, partially offset by a negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects the reopening of stores across regions and increased leisure travel due to reduced COVID restrictions. The reduced travel restrictions have contributed to increased sales through travel retail channels. A number of countries continued to experience rolling lockdowns; however, these lockdowns were confined to certain localities. Increased foot traffic and demand had a favorable impact on both the Prestige and Consumer Beauty segments, with the highest impact on the Prestige segment. In addition, the Prestige segment benefited from various strong and successful launches such as Gucci Flora, Burberry Hero, Tiffany Rose Gold, Hugo Boss The Scent and the relaunch of Kylie cosmetics. The Consumer Beauty segment also experienced net revenue increase due to COVID-19 recovery and market share gains as a result of a repositioning and reinvestment in key color cosmetics brands. Furthermore, the continued growth of e-commerce across the regions and continued market growth in the U.S. and Europe contributed to the net revenue increase. China also contributed to net revenue increase despite a downturn in economic conditions due to increased COVID-19 restrictions impacting performance in the second half of the fiscal year.

In fiscal 2021, net revenues decreased 2%, or $87.9, to $4,629.9 from $4,717.8 in fiscal 2020. Excluding the impacts of the Acquisition and Divestitures, total net revenues in fiscal 2021 decreased 2%, or $82.0, to $4,580.3 from $4,662.3 in fiscal 2020, reflecting a decrease in unit volume of 3%, and a negative price and mix impact of 1%, partially offset by a positive foreign currency exchange translation impact of 2%. The decrease in net revenues primarily reflects lower net revenues due to the COVID-19 pandemic, with the highest impact on the mass color cosmetics category, due mainly to category decline related to COVID-19 protocols such as mask-wearing, remote working arrangements, and social distancing which contributed to reduced demand for several product lines, particularly lip and face products. In addition, prestige products in our travel retail channels remained significantly impacted due to continued restrictions on leisure travel. The decrease in demand throughout most of fiscal 2021 was partially offset by the re-opening of stores and reduced COVID restrictions in the last fiscal quarter, which mainly increased prestige products, a repositioning and reinvestment in mass beauty brands, and growth of e-commerce and continued expansion in China. The Company also experienced successful launches of Marc Jacobs Perfect, Gucci Guilty and Gucci Bloom in the 2021 fiscal year.

	Year Ended June 30,			Change %
(in millions)	2022	2021	2020	2022/2021	2021/2020
NET REVENUES
Prestige	$3,267.9	$2,720.8	$2,606.6	20%	4%
Consumer Beauty	2,036.5	1,909.1	2,111.2	7%	(10%)
Total	$5,304.4	$4,629.9	$4,717.8	15%	(2%)
Prestige
In fiscal 2022, net revenues in the Prestige segment increased 20%, or $547.1 to $3,267.9 from $2,720.8 in fiscal 2021, reflecting an increase in unit volume of 18%, a positive price and mix impact of 4%, partially offset by a negative foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects:
(i)an increase in net revenues driven by market growth in the U.S. and Europe amid a post COVID-19 recovery, as well as from the travel retail business in many localities, particularly in North America, Europe, and China, had reduced travel restrictions and reopened for leisure travel as they emerge from the COVID-19 pandemic;
(ii)    an increase in net revenues from the new launches of Gucci Flora, Burberry Hero, Tiffany Rose Gold, CK Defy, Hugo Boss The Scent, and the global relaunch of Kylie cosmetics in the current fiscal year, as well as the continued success of Gucci Makeup, Gucci Guilty, Burberry Her, Gucci Bloom, Chloe Atelier des Fleurs, and Marc Jacobs Perfect;
(iii)    an increase in net revenues due to positive pricing impact and product mix as a result of global price increases and an overall premiumization strategy focusing on premium plus brands, selling new launches at higher prices, and reducing tail lines resulting in more optimized shelf space utilization; and
(iv)    an increase in net revenues due to the growth of e-commerce across the regions, distribution expansion in China, and additional shelf space in the U.S. retail stores.
These increases were partially offset by:
(i)lower net revenues due to strategic initiatives to reduce sales through lower priced channels;
(ii)    lower net revenues in the last fiscal quarter from China due to increased COVID restrictions limiting travel and consumer spending;
(iii) lower net revenues related to Kylie Skin products due to less innovation in the current fiscal year; and
(iv)    a decrease in the U.S. net revenues for improvements in returns trends for philosophy in the prior year.
In fiscal 2021, net revenues in the Prestige segment increased 4%, or $114.2, to $2,720.8 from $2,606.6 in fiscal 2020. Excluding the impact of the Acquisition, net revenues in the Prestige segment increased 2% or $64.6, to $2,671.2 in fiscal 2021 from $2,606.6 in fiscal 2020, reflecting a positive price and mix impact of 3% and a positive foreign currency exchange translation impact of 3%, partially offset by a decrease in unit volume of 4%. The increase in net revenues primarily reflects:
(i)increased net revenues due to the recovery from the COVID-19 pandemic, with the highest impact due to reopening of retail malls, and increased store traffic in the second half of the fiscal year;
(ii)    an increase in net revenues from the launches of Marc Jacobs Perfect, Gucci Guilty EDP and, Hugo Boss Alive as well as improved performance in the last fiscal quarter due to new brand positioning and continued strength of Marc Jacobs Daisy;

(iii) an increase in net revenue from continued success of Gucci Make-up and Kylie Skin;
(iv)    an incremental increase in net revenues from various brands as a result of reductions in promotional allowances and other trade spend items, as well as less customer returns; and
(v)    an increase in net revenues as a result of growth in e-commerce sales across brands due to change in consumer shopping preferences, as well as increased holiday program specifically for philosophy.
These increases were partially offset by:
(i)lower net revenues due to the COVID-19 pandemic, primarily during the first nine months of the fiscal year as a result of reduced customer traffic in retail malls, reduced travel due to continued restrictions in airports and other travel hubs which impacted travel retail channels, and lower launch activity compared to the comparative period;
(ii)    lower net revenues due to declines in Calvin Klein, Lacoste, Tiffany & Co. and Davidoff mainly as a result of a decrease travel activity;
(iii)    lower net revenues due to strategic initiatives to reduce sales through lower priced channels;
(iv)    lower net revenues due to reduced holiday exposure, and promotional activity in the first nine months of the fiscal year compared to the prior period; and
(v)    lower net revenues due to the ongoing challenges with a key customer and distribution channel in Russia, primarily occurring in the first quarter of fiscal 2021.
Consumer Beauty
In fiscal 2022, net revenues in the Consumer Beauty segment increased 7%, or $127.4, to $2,036.5 from $1,909.1 in fiscal 2021, reflecting an increase in unit volume of 5%, and a positive price and mix impact of 3%, partially offset by a negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
(i)an increase in net revenues due to market share gain from certain key color cosmetics brands as a result of new brand positioning and enhanced support for these brands;
(ii)    an increase in net revenues due to market recovery from COVID-19 and positive market share uplift in the color cosmetics and fragrance categories, increasing customer demand and store traffic, as well as a healthy growth in e-commerce, which positively impacted brands within the segment; and
(iii)    an increase in net revenues due to a reduction in sales returns, discounts and allowances, primarily as a result of actions implemented in connection to our Transformation Plan. These actions involved selectively reducing the level of incentives and price reductions on certain products, limiting the frequency and number of shelf resets in the period, and better focusing on planning for new products.

These increases were partially offset by lower net revenues from Beyoncé and Stetson as a result of license expiration. Also, the exit from the Russian market negatively impacted brands such as Bourjois, which experienced a decline in net revenue, as well as Max Factor. In addition, nail category declines had a negative impact on our Sally Hansen brand net revenue in the fourth quarter. This resulted from the closure of nail salons in the prior year due to COVID restrictions which increased demand for at-home nail care, positively impacting the nail category and the brand’s net revenue in fiscal 2021.

In fiscal 2021, net revenues in the Consumer Beauty segment decreased 10%, or $202.1, to $1,909.1 from $2,111.2 in fiscal 2020. Excluding the impact of the Divestiture, net revenues in the Consumer Beauty segment decreased 7%, or $146.5, to $1,909.1 from $2,055.6 reflecting a negative price and mix impact of 4%, and a decrease in unit volume of 3%. The decrease in net revenues primarily reflects:
(i)lower net revenues due to negative brand and category trends for mass color cosmetics, in particular lip and face products, primarily impacting Max Factor, CoverGirl and Rimmel related to lower market consumption mainly driven by consumer behavior changes mainly attributable to the COVID-19 pandemic;
(ii)    lower net revenues due to overall decreased launch activities, reduced holiday exposure, and promotional activity in the first nine months of the fiscal year compared to prior period;
(iii)    lower net revenue due to a decline in Max Factor as a result of a strategic decision to exit department stores in China; and
(iv)    lower net revenues due to strategic initiatives to reduce sales through lower priced channels.

These decreases were partially offset by:
(i)increased net revenues due to the recovery from the COVID-19 pandemic, due to reopening of retail malls, and increased store traffic in the second half of the fiscal year;
(ii)    an increase in net revenues from improved performance in the last fiscal quarter due to new brand positioning and increased support for CoverGirl; and
(iii)    an increase in net revenues from Sally Hansen products, due to increased demand for at-home manicures and creative Sally Hansen collections. Sally Hansen continued to see incremental net revenues from the launch of Sally Hansen Good.Kind.Pure and Sally Hansen Miracle Gel in prior periods.
COST OF SALES
In fiscal 2022, cost of sales increased 4%, or $73.5, to $1,935.2 from $1,861.7 in fiscal 2021. Cost of sales as a percentage of net revenues decreased to 36.5% in fiscal 2022 from 40.2% in fiscal 2021 resulting in a gross margin percentage increase of approximately 370 basis points, primarily reflecting:
(i)approximately 130 basis points related to positive product and category mix associated with increased contribution from higher margin Prestige products, reduced sales of products through lower priced channels, as well as price increases within our product portfolio;

(ii)    approximately 120 basis points related to favorable manufacturing fixed-cost absorption, a favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization;

(iii)    approximately 60 basis points related to decreased excess and obsolescence expense on inventory due to improvements in the current fiscal year in forecasting sales and better focus on planning for new products, as well as the impact of greater sales volume in the fiscal year;
(iv)    approximately 30 basis points primarily related to reductions in Consumer Beauty, as a percentage of revenues, in promotional allowances and other trade spend items, which are recorded as adjustments to net sales;
(v)    approximately 20 basis points related to designer license fees due to a favorable impact associated with higher Prestige brand sales in the current year; and
(vi)    approximately 10 basis points related to freight expense, reflecting both the contribution from our cost savings measures as well as the increased volume of higher priced Prestige products sold.
Included in the above is the negative impact of inflation on material, freight, and energy costs of approximately 120 basis points.
In fiscal 2021, cost of sales decreased 7%, or $129.5, to $1,861.7 from $1,991.2 in fiscal 2020. Cost of sales as a percentage of net revenues decreased to 40.2% in fiscal 2021 from 42.2% in fiscal 2020 resulting in a gross margin percentage increase of approximately 200 basis points primarily reflecting:
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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2022, selling, general and administrative expenses increased 22%, or $518.1, to $2,881.3 from $2,363.2 in fiscal 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 54.3% in fiscal 2022 from 51.0% in fiscal 2021, or approximately 330 basis points. This increase was primarily due to:
(i)520 basis points due to increase in advertising and consumer promotional costs related to support for certain key brands and product launches, as well as increased store promotions coinciding with store reopenings as COVID restrictions ease;
(ii)310 basis points in stock-based compensation primarily related to the CEO grant made on June 30, 2021;
(iii)90 basis points primarily related to the write-down of working capital, long-term assets, as well as contract termination charges and legal costs, in connection with our decision to exit Russia; and
(iv)30 basis points related to higher bad debt expense.
These increases were partially offset by the following decreases:
(i)330 basis points in administrative costs primarily due to a decrease in compensation related to a reduction in employee headcount;
(ii)220 basis points related to gains on sale of real estate;
(iii)50 basis points related to lower logistics costs as a percentage of net revenue; and
(iv)20 basis points related to sale of rights associated with certain brands distributed by a subsidiary in South Africa.
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
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
In fiscal 2022, operating income from continuing operations was $240.9 compared to a loss of $48.6 in fiscal 2021. Operating income as a percentage of net revenues, improved to 4.5% in fiscal 2022 as compared to Operating loss as a percentage of net revenues of (1.0)% in fiscal 2021. The improved operating margin is largely driven by lower cost of goods sold as a percentage of net revenues, a reduction in fixed costs, decrease in acquisition and divestiture related expenses, gains recognized on sale of real estate, lower amortization expense, decrease in restructuring expense, partially offset by an increase in advertising and consumer promotional costs, higher stock-based compensation and asset impairment charges related to the impairment of indefinite-lived intangibles.
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

Operating Income (Loss) by Segment

	Year Ended June 30,			Change %
(in millions)	2022	2021	2020	2022/2021	2021/2020
Operating income (loss) from continuing operations
Prestige	$367.2	$158.1	$(279.2)	>100%	>100%
Consumer Beauty	9.5	26.9	(531.3)	(65%)	>100%
Corporate	(135.8)	(233.6)	(426.0)	42%	45%
Total	$240.9	$(48.6)	$(1,236.5)	>100%	96%
Prestige
In fiscal 2022, operating income for Prestige was $367.2 compared to income of $158.1 in fiscal 2021. Operating margin improved to 11.2% of net revenues in fiscal 2022 as compared to 5.8% in fiscal 2021, driven primarily by higher sales volume, lower cost of goods sold as a percentage of net revenues, lower fixed costs as a percentage of net revenues and a decrease in amortization expense, partially offset by an increase in advertising and consumer promotional costs.
In fiscal 2021, operating income for Prestige was $158.1 compared to a loss of $279.2 in fiscal 2020. Operating margin improved to 5.8% of net revenues in fiscal 2021 as compared to (10.7)% in fiscal 2020, primarily reflecting a significant decrease in advertising and promotional spend, higher asset impairment charges in the prior year, a reduction in fixed costs, lower cost of goods sold as a percentage of net revenues, partially offset by higher amortization expense.
Consumer Beauty
In fiscal 2022, operating income for Consumer Beauty was $9.5 compared to a income of $26.9 in fiscal 2021. Operating margin worsened to 0.5% of net revenues in fiscal 2022 as compared to 1.4% in fiscal 2021, driven by an increase in advertising and consumer promotional costs and asset impairment charges related to the impairment of indefinite-lived intangibles, partially offset by higher sales volume, a reduction in fixed costs, lower cost of goods sold as a percentage of net revenues, and a decrease in amortization expense.
In fiscal 2021, operating income for Consumer Beauty was $26.9 compared to a loss of $531.3 in fiscal 2020. Operating margin improved to 1.4% of net revenues in fiscal 2021 as compared to a loss of (25.2)% in fiscal 2020, primarily reflecting higher asset impairment charges in the prior year, a decrease in advertising and consumer promotional costs, a reduction in fixed costs, and lower cost of goods sold.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $135.8, $233.6 and $426.0 in fiscal 2022, 2021 and 2020, respectively, as described under “Adjusted Operating Income” below. The operating loss of $135.8 in fiscal 2022 includes stock-based compensation, costs related to the Russia market exit, restructuring and other business realignment costs, acquisition and divestiture related costs, partially offset by a gains on the sale of real estate.
The operating loss of $233.6 in fiscal 2021 includes acquisition and divestiture related costs, restructuring and other business realignment costs, and stock-based compensation.
The operating loss of $426.0 in fiscal 2020 includes asset impairment charges, restructuring and other business realignment costs, acquisition and divestiture related costs, and stock-based compensation, partially offset by the gain on sale of Younique.

Continuing Operations by Segment
We believe that adjusted operating (loss) income from continuing operations by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$367.2	$(162.9)	$530.1
Consumer Beauty	9.5	(75.9)	85.4
Corporate	(135.8)	(135.8)	—
Total	$240.9	$(374.6)	$615.5

	Year Ended June 30, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$158.1	$(201.2)	$359.3
Consumer Beauty	26.9	(50.0)	76.9
Corporate	(233.6)	(233.6)	—
Total	$(48.6)	$(484.8)	$436.2

	Year Ended June 30, 2020
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating (loss) income from continuing operations
Prestige	$(279.2)	$(293.0)	$13.8
Consumer Beauty	(531.3)	(374.1)	(157.2)
Corporate	(426.0)	(426.0)	—
Total	$(1,236.5)	$(1,093.1)	$(143.4)

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

Adjusted Operating Income (Loss) and Adjusted EBITDA from Continuing Operations for Coty Inc.
Adjusted operating income (loss) from continuing operations provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating (loss) income is presented below:

	Year Ended June 30,			Change %
(in millions)	2022	2021	2020	2022/2021	2021/2020
Reported operating income (loss) from continuing operations	$240.9	$(48.6)	$(1,236.5)	>100%	96%
% of Net revenues	4.5%	(1.0%)	(26.2%)
Amortization expense	207.4	251.2	233.1	(17%)	8%
Restructuring and other business realignment costs	4.7	67.0	339.1	(93%)	(80%)
Stock-based compensation	195.5	27.8	41.1	>100%	(32%)
Costs related to acquisition and divestiture activities	14.7	138.8	157.3	(89%)	(12%)
Asset impairment charges	31.4	—	434.0	N/A	(100%)
Gain on divestitures	—	—	(111.5)	N/A	100%
Costs related to market exit	45.9	—	—	N/A	N/A
Gain on sale of brand assets	(9.5)	—	—	N/A	N/A
Gains on sale of real estate	(115.5)	—	—	N/A	N/A
Total adjustments to reported operating loss	374.6	484.8	1,093.1	(23%)	(56)%
Adjusted operating income (loss) from continuing operations	$615.5	$436.2	$(143.4)	41%	>100%
% of Net revenues	11.6%	9.4%	(3.0%)
Adjusted depreciation	289.8	325.8	334.2	(11%)	(3)%
Adjusted EBITDA	$905.3	$762.0	$190.8	19%	>100%
% of Revenues	17.1%	16.5%	4.0%	3.6%	>100%
In fiscal 2022, adjusted operating income was $615.5 compared to a income of $436.2 in fiscal 2021. Adjusted operating margin increased to 11.6% of net revenues in fiscal 2022 as compared to 9.4% in fiscal 2021. In fiscal 2022, adjusted EBITDA was $905.3 compared to $762.0 in fiscal 2021. Adjusted EBITDA margin increased to 17.1% of net revenues in 2022 as compared to 16.5% in fiscal 2021, primarily driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs, partially offset by an increase in advertising and consumer promotional costs.
In fiscal 2021, adjusted operating income was $436.2 compared to an loss of $143.4 in fiscal 2020. These amounts include the impact of a higher base of overhead costs in continuing operations following the decision to divest the Wella Business. Adjusted operating margin increased to 9.4% of net revenues in fiscal 2021 as compared to (3.0%) in fiscal 2020. In fiscal 2021, adjusted EBITDA was $762.0 compared to $190.8 in fiscal 2020. Adjusted EBITDA margin increased to 16.5% of net revenues in 2021 as compared to 4.0% in fiscal 2020, primarily driven by various initiatives to lower costs, including a temporary reduction in advertising and promotional spend, management's plan to reduce certain discretionary and fixed costs, and lower cost of goods sold as a percentage of net revenues.
Amortization Expense
In fiscal 2022, amortization expense decreased to $207.4 from $251.2 in fiscal 2021. In fiscal 2022, amortization expense of $162.9 and $44.5, was reported in the Prestige and Consumer Beauty respectively. In fiscal 2021, amortization expense of $201.2, $50.0, was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021.
In fiscal 2021, amortization expense increased to $251.2 from $233.1 in fiscal 2020. In fiscal 2020, amortization expense of $174.9, $58.2, was reported in the Prestige and Consumer Beauty segments, respectively. The increase was primarily driven by finite lived intangibles recorded for the King Kylie acquisition in the third quarter of fiscal 2020.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. Restructuring costs are initially based on estimates which may differ from actuals due to various factors including more than expected employee attrition and final negotiated severance packages. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $436.7 of cash costs life-to-date as of June 30, 2022, which have been recorded in Corporate.
In fiscal 2022, we incurred restructuring and other business structure realignment costs of $4.7, as follows:
•We incurred restructuring costs of $(6.5), related to the Transformation Plan, included in the Consolidated Statements of Operations. Included within restructuring costs is $6.3 related to employee severances in connection with our exit of Russia; and
•We incurred business structure realignment costs of $11.2 primarily related to our Transformation Plan and certain other programs. This amount includes $(0.4) reported in selling, general and administrative expenses, which is a result of changes in estimate, and $11.6 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, in the Consolidated Statement of Operations.
In fiscal 2021, we incurred restructuring and other business structure realignment costs of $67.0, as follows:
•We incurred restructuring costs of $63.6 primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $3.4 primarily related to our Transformation Plan and certain other programs. This amount includes $(4.9) reported in selling, general and administrative expenses, which is a result of changes in estimate, and $8.3 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, in the Consolidated Statement of Operations.
In fiscal 2020, we incurred restructuring and other business structure realignment costs of $339.1, as follows:
•We incurred restructuring costs of $130.2 primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $208.9 primarily related to our Transformation Plan and certain other programs. This amount includes $194.4 reported included in selling, general and administrative expenses, primarily related to severance, consulting costs and accelerated depreciation costs; and $14.5 reported in cost of sales in the Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In fiscal 2022, stock-based compensation was $195.5 as compared with $27.8 in fiscal 2021. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In fiscal 2021, stock-based compensation was $27.8 as compared with $41.1 in fiscal 2020. Greater share-based compensation expense in the prior period is related to the repurchase of Series A-1 Preferred Stock shares from the Company’s former CEO in fiscal 2020.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition- and divestiture-related costs
In fiscal 2022, we incurred $14.7 of acquisition- and divestiture-related costs which were associated with the Wella Transaction.
In fiscal 2021, we incurred $138.8 of acquisition- and divestiture-related costs, of which $135.8 were associated with the Wella Transaction, and $3.0 were consulting and legal costs associated with the Kim Kardashian West Transaction.
In fiscal 2020, we incurred $157.3 of acquisition- and divestiture-related costs, of which $137.6 were associated with the Wella Transaction and other contract termination costs and $19.7 were consulting and legal costs associated with the King Kylie transaction and the then pending transaction with Kim Kardashian West.
In all reported periods, all acquisition- and divestiture-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2022, we incurred $31.4 of asset impairment charges related to the impairment of indefinite-lived intangibles in connection with our decision to exit Russia, all of which was reported in Consumer Beauty.
In fiscal 2021, we did not incur any asset impairment charges.

In fiscal 2020, we incurred $434.0 of asset impairment charges primarily due to $329.0 related to indefinite-lived other intangible assets and $105.0 related to goodwill. Of the total asset impairment charges incurred $315.9 was reported in Consumer Beauty and $118.1 was reported in Prestige.
For further detail as to the factors resulting in the asset impairment charges please see Note 12 —Goodwill and Other Intangible Assets, net to the Consolidated Financial Statements.
Gain on divestitures
In fiscal 2022, we did not incur a (gain) loss on divestitures.
In fiscal 2021, we did not incur a (gain) loss on divestitures.
In fiscal 2020, we completed the divestiture of Younique resulting in income of $111.5 included in Gain on divestitures in the Consolidated Statements of Operations.
Costs Related to Market Exit
In fiscal 2022, we incurred costs related to our decision to wind down our business operations in Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In fiscal 2021 and 2020, we did not recognize costs related to a market exit.
Gain on Sale of Brand Assets
In fiscal 2022, we recognized a gain of $9.5 related to sale of brand assets in South Africa, which was reported in Corporate.
In fiscal 2021 and 2020, we did not recognize any gain or loss on the sale of brand assets.
Gains on Sale of Real Estate
In fiscal 2022, we recognized gains of $115.5 related to sale of real estate, which was reported in Corporate.
In fiscal 2021 and 2020, we did not recognize any gain or loss on the sale of real estate.
Adjusted depreciation expense
In fiscal 2022, adjusted depreciation expense of $138.7 and $151.1 was reported in the Prestige and Consumer Beauty segments, respectively.
In fiscal 2021, adjusted depreciation expense of $144.4 and $181.4 was reported in the Prestige and Consumer Beauty segments, respectively.
In fiscal 2020, adjusted depreciation expense of $135.8 and $198.4, was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
Net interest expense was $224.0, $235.1, and $242.7 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. In fiscal year 2022, the decrease was primarily due to foreign currency exchange gains, offset by the impact of higher interest rates despite lower average debt balances. In fiscal 2021, the decrease is primarily due to the paydown of debt as a result of the completion of Wella Business sale on November 30, 2020.
OTHER EXPENSE (INCOME), NET
In fiscal 2022, net other income was $409.9 of net other income, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $403.9.
In fiscal 2021, net other income was $43.9, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $73.5, partially offset by write-off of deferred financing costs and debt discounts of $24.2 as a result of prepayments of the 2018 Coty Term A and B Facilities.
In fiscal 2020, net other income was $11.6, primarily related to pension curtailment gains as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans, partially offset by changes in the Mandatorily Redeemable Financial Interest (“MRFI”) and other miscellaneous expense.

INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2022	2021	2020
Provision (benefit) for income taxes	$164.8	$(172.0)	$(377.7)
Effective income tax rate	38.6%	71.7%	25.7%
The positive effective income tax rate in fiscal 2022 is primarily due to the limitation on the deductibility of executive stock compensation and tax costs associated with the Russia exit, offset by large fair value gains related to the investment in the Wella business.
The positive effective income tax rate in fiscal 2021 is primarily due to a preliminary benefit of $234.4 recorded as a result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the Company’s relocation of the main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch Tax Authorities and per terms of the agreements, will be reevaluated after three years. The Company also recorded an expense of $130.0 related to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its equity investment in Wella.
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
Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income (Loss) Before Income Taxes and Effective Tax Rates from Continuing Operations:

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
(in millions)	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported income (loss) before income taxes	$426.8	$164.8	38.6%	$(239.8)	$(172.0)	71.7%	$(1,467.6)	$(377.7)	25.7%
Adjustments to reported operating income (loss) (a)	374.6			484.8			1,093.1
Change in fair value of investment in Wella Business (b)(e)	(403.9)			(73.5)			—
Other adjustments (f)	(2.4)			7.2			(16.4)
Total Adjustments (b)(c)(d)	(31.7)	$(55.3)		418.5	204.3		1,076.7	320.9
Adjusted income (loss) before income taxes	$395.1	$109.5	27.7%	$178.7	$32.3	18.1%	$(390.9)	$(56.8)	14.5%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. In connection with our decision to wind down our operations in Russia, we recognized tax charges related to certain direct incremental impacts of our decision, which are reflected in this amount, in fiscal 2022.
(c)The total tax impact on adjustments in the current period includes a tax expense of $24.1 recorded as the result of the Company’s exit from Russia.

(d)The total tax impact on adjustments in the prior period includes a $234.4 benefit recorded as the result of the tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam on July 1, 2020. It also includes a $130.0 tax expense recorded as the result of an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its equity investment in Wella.
(e)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(f)See “Reconciliation of Reported Net Income (Loss) Attributable to Coty Inc. to Adjusted Net Income (Loss) Attributable to Coty Inc.”
The adjusted effective tax rate was 27.7% compared to 18.1% in the prior-year period. The differences were primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the prior period and a valuation allowance recorded in the current period. Cash paid during the years ended June 30, 2022, 2021 and 2020, for income taxes of $97.2, $15.9 and $123.2 represents 24.6%, 8.9% and (31.5)% of Adjusted (loss) income before income taxes for the fiscal year ended, respectively.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2022, net income attributable to Coty Inc. was $259.5 compared to a loss of $201.3 in fiscal 2021. The net income increase was primarily driven by higher operating income in the current year, a favorable adjustment of $403.9 related to the realized and unrealized gain in the Wella investment in the current year, and the loss on sale of the Wella Business, which was recorded in the comparative period, partially offset by a provision for income taxes in the current year compared to income tax benefit in the prior year.
In fiscal 2021, net loss attributable to Coty Inc. was $201.3 compared to a loss of $1,006.7 in fiscal 2020. The net loss decrease primarily reflects a lower operating loss in fiscal 2021 compared to the operating loss in fiscal 2020.
ADJUSTED NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2022	2021	2020	2022/2021	2021/2020
Net income (loss) from Coty Inc. net of noncontrolling interests	$259.5	$(201.3)	$(1,006.7)	>100%	80%
Convertible Series B Preferred Stock dividends (a)	(198.3)	(102.3)	(6.5)	(94%)	<(100%)
Reported net income (loss) attributable to Coty Inc.	61.2	(303.6)	(1,013.2)	>100%	70%
Adjustments to reported operating income (b)	374.6	486.3	1,204.9	(23%)	(60%)
Adjustments to Loss on Sale of Business	(6.1)	246.4	—	<(100%)	N/A
Change in fair value of investment in Wella Business (c)	(403.9)	(73.5)	—	<(100%)	N/A
Adjustments to other expense (income) (d)	(2.4)	7.2	(16.4)	<(100%)	>100%
Adjustments to noncontrolling interest (e)	(7.0)	(11.3)	—	38%	N/A
Change in tax provision due to adjustments to reported net (loss) income attributable to Coty Inc.	55.7	(170.0)	(342.5)	>100%	50%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges	160.0	—	—
Adjusted net income (loss) attributable to Coty Inc.	$232.1	$181.5	$(167.2)	28%	>100%
% of Net revenues	4.4%	3.2%	(2.5%)
Per Share Data
Adjusted weighted-average common shares
Basic	820.6	764.8	759.1
Diluted (f)	834.1	764.8	759.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.28	$0.24	$(1.33)
Diluted (a)	$0.28	$0.24	$(1.33)

(a)Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans and the convertible Series B Preferred Stock. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends, if dilutive,, on net income applicable to common stockholders during the period.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) from Continuing Operations for Coty Inc.”
(c)In fiscal 2022 and 2021 , the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)In fiscal 2022, the amount includes a net gain on the exchange of Series B Preferred Stock partially offset by the amortization of basis differences in certain equity method investments and pension curtailment losses. In fiscal 2021, the Company incurred losses of $13.8 due to the write-off of deferred financing fees related to the Wella sale, primarily offset by pension curtailment gains of $6.9 as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans. In fiscal 2020,the Company had gains of $16.3 primarily related to pension curtailment gains as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(f)As of June 30, 2022 and 2021, 65.4 and 171.1 million shares, respectively, of outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.
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

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2022. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Condensed Consolidated Statements of Operations Data:	Fiscal 2022				Fiscal 2021
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2022	2022	2021	2021	2021	2021	2020	2020

Net revenues	$1,168.3	$1,186.2	$1,578.2	$1,371.7	$1,062.4	$1,027.8	$1,415.6	$1,124.1
Gross profit	722.1	763.1	1,017.1	866.9	641.3	636.1	831.6	659.2
Restructuring costs	(8.0)	(6.8)	(4.1)	12.4	(26.1)	—	59.6	30.1
Acquisition-and divestiture-related costs	0.5	3.3	6.9	4.0	11.1	29.7	51.7	46.3
Asset impairment charges	31.4	—	—	—	—	—	—	—
Operating (loss) income	(77.4)	57.1	244.0	17.2	1.8	(1.4)	17.0	(66.0)
Interest expense, net	40.4	62.9	60.9	59.8	63.5	50.3	59.2	62.1
Loss from continuing operations before income taxes	(280.8)	54.8	309.3	343.5	(68.5)	10.8	(59.8)	(122.3)
Provision (benefit) for income taxes	0.3	0.5	49.4	114.6	132.9	(19.2)	(40.8)	(244.9)
Net (loss) income from continuing operations	(281.1)	54.3	259.9	228.9	(201.4)	30.0	(19.0)	122.6
Net (loss) income from discontinued operations	1.2	0.7	3.8	—	10.9	(17.3)	(235.6)	104.7
Net (loss) income attributable to noncontrolling interests	(2.8)	(0.9)	(0.9)	(0.5)	(4.6)	(9.4)	(2.5)	0.4
Net income attributable to redeemable noncontrolling interests	4.4	2.3	3.2	3.4	0.1	6.5	0.2	5.5
Net (loss) income attributable to Coty Inc.	$(281.5)	$53.6	$261.4	$226.0	$(186.0)	$15.6	$(252.3)	$221.4
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(68.7)	(123.0)	(24.2)	(34.1)	(23.1)	(20.8)
Net (loss) income from continuing operations attributable to common stockholders	(286.0)	49.6	188.9	103.0	(221.1)	(1.2)	(39.8)	95.9
Net (loss) income attributable to common stockholders	$(284.8)	$50.3	$192.7	$103.0	$(210.2)	$(18.5)	$(275.4)	$200.6
Per Share Data:
Weighted-average common shares:
Basic	838.4	838.4	829.1	777.6	765.4	765.4	764.6	763.9
Diluted (a)	838.4	852.9	842.7	787.7	765.4	765.4	764.6	916.7
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic for Continuing Operations	$(0.34)	$0.06	$0.23	$0.13	$(0.29)	$—	$(0.05)	$0.13
Basic for Coty Inc	$(0.34)	$0.06	$0.23	$0.13	$(0.27)	$(0.02)	$(0.36)	$0.26
Diluted for Continuing Operations	$(0.34)	$0.06	$0.23	$0.13	$(0.29)	$—	$(0.05)	$0.13
Diluted for Coty Inc.	$(0.34)	$0.06	$0.23	$0.13	$(0.27)	$(0.02)	$(0.36)	$0.24

(a)The outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of diluted shares when their effect would be antidilutive.

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
In fiscal 2022, we simplified our capital structure through a series of transactions with KKR Aggregator, as a result of which KKR Aggregator fully exited its ownership of Coty's shares. Cumulatively, such transactions resulted in annual dividend savings of approximately $77.0. Refer to Note 23—Equity and Convertible Preferred Stock. In addition, during fiscal 2022, we received the planned shareholder distributions of $230.6 from our equity investment in Wella, which we used to repay debt. We do not expect further distributions from Wella in the short term.
During April 2022, we announced our Board's decision to wind down the operations of our Russian subsidiary as a result of the Russia-Ukraine War and the related sanctions. We plan to liquidate our remaining inventory in Russia, as allowed by the relevant sanctions, over the next six months as part of the wind down. During fiscal 2022, we recognized total pre-tax charges of $83.6 associated with our exit of Russia. These charges are primarily related to the net realizable value of assets associated with the Russian business, including working capital and long-lived assets, as well as contract termination charges, certain contingent liabilities, employee severance charges and other costs to effectuate the wind-down. We incurred $24.1 of income tax charges associated with our decision to exit Russia, in fiscal 2022. We anticipate incurring up to $10.0 of additional costs through completion of the wind down, and future net cash costs of $40.0 to 45.0 which will be funded by our Russian subsidiary. The wind down process of our Russian subsidiary is at an early stage, and the amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
During fiscal 2022, we experienced inflationary pressures in most markets resulting in higher commodity and supply chain costs, including material, freight, and energy costs. We expect that the pressures of cost inflation will persist into fiscal 2023. Further, inflationary trends in certain markets and global supply chain challenges may negatively affect our future sales and operating performance. Supply chain constraints may impact the availability of raw materials used to manufacture our products which may negatively impact our ability to meet customer demands, thereby impacting our cash flows and profitability.
Debt
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through consideration of refinancing or redemption of a portion of our debt.
In fiscal 2022, we replaced our two existing classes of revolving commitments, having an aggregate principal amount of $2,750.0, with a single class of revolving commitments, having an aggregate principal amount of $2,000.0 due April 2025, and issued $500.0 of senior secured notes due January 2029. We used the net proceeds of these offerings to repay portions of the term loans outstanding under the existing credit facilities originally due April 2023 and to pay related premiums, fees and expenses thereto.
During fiscal 2022, we fully redeemed our 2023 euro-denominated notes in the amount of €550.0 million (approximately $606.4 at the redemption date), by utilizing cash on hand and drawing down on our revolving credit facility, thereby accelerating our deleveraging trajectory.
Also, during fiscal 2022 we entered into two separate agreements that mature in September and October 2023, which established new U.S. Dollar-denominated credit facilities in Brazil (the “Brazilian Credit Facilities”) in the amounts of $10.5 and $31.9, respectively.

These activities improved our medium term liquidity. Our Convertible Series B Preferred stock held by KKR Aggregator was fully converted and exchanged during fiscal 2022, which reduced our future commitment to preferred shareholders and improved our ability to reduce our external debt and simplifying our capital structure.
See Note 15—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $179.3 and $133.6 as of June 30, 2022 and 2021, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,041.2 and $793.8 in fiscal 2022 and 2021, respectively. Remaining balances due from factors amounted to $11.2 and $6.3 as of June 30, 2022 and 2021, respectively.
Business Combinations
During fiscal 2022, we did not enter into any business combinations or asset acquisitions.
During fiscal 2021, we completed the acquisition of a 20% ownership interest in KKW Holdings and the related collaboration agreement. Total cash paid in the transaction totaled $200.0.
For additional information on our prior period activity from fiscal year 2021, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Dispositions
During fiscal 2022, we did not enter into any business dispositions.
During fiscal 2021, we completed the sale of a majority stake in the Wella Business and received cash proceeds of $2,451.7, and retained an initial ownership stake of 40% in Wella. As of June 30, 2022, we owned a 25.9% stake in the Wella Company. During the current fiscal year, we entered into an agreement related to post-closing adjustments to the purchase consideration for the Wella Business. Based on this agreement, a $34.0 advance of future contingent proceeds was paid to us and is subject to claw back if recovery targets related to the Wella Business tax credits are not achieved within four years of the Wella sale. During the current fiscal year, certain recovery targets were achieved and we recognized a $0.7 gain related to the advance payment. The remainder of $33.3 is unearned as of the current fiscal year end.
For additional information on our prior period business dispositions from fiscal years 2021 and 2020, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Cash Flows

	Year Ended June 30,
(in millions)	2022	2021	2020
Consolidated Statements of Cash Flows Data (a):
Net cash provided by (used in) operating activities	$726.6	$318.7	$(50.9)
Net cash provided by (used in) investing activities	269.7	2,441.9	(833.4)
Net cash (used in) provided by financing activities	(1,034.0)	(2,795.1)	877.3

(a) Balances presented herein represent the cash flows of Coty Inc.
Net cash provided by (used in) operating activities
Net cash provided by (used in) operating activities was $726.6, $318.7 and $(50.9) for fiscal 2022, 2021 and 2020, respectively.
The increase in cash provided by operating activities of $407.9 in fiscal 2022 as compared with fiscal 2021 is primarily driven by a year over year increase in cash related net income and overall increase in cash flows from changes in net working capital accounts. Higher net revenues in both segments, lower costs as percentage of revenues, lower costs for acquisition and divestiture related activities, and lower cash outflows associated with operating leases contributed to the higher year over year cash flows from operating activities which were partially offset by outflows from higher costs during fiscal 2022 for selling, general, and administrative expenses. Higher cash outflows during fiscal 2022 for net income tax payments is driven by the significant prior year tax overpayment collections and were primarily offset by lower year over year cash outflows for restructuring activity payments and payments for interest costs.

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
Net cash provided by (used in) investing activities
Net cash provided by (used in) investing activities was $269.7, $2,441.9 and $(833.4) for fiscal 2022, 2021 and 2020, respectively.
The decrease in cash flows provided by investing activities of $2,172.2 in fiscal 2022 as compared with fiscal 2021 was principally driven by higher cash proceeds associated with the sale of the discontinued Wella Business in the prior year. Cash proceeds from the sale of the business and related returns on capital associated with Coty’s remaining stake in Wella whereby initial cash proceeds from the sale received were $2,374.1 in fiscal 2021 compared to the $34.0 proceeds from contingent consideration in the current fiscal year. Returns of capital from equity investments for Coty’s remaining stake in Wella were $448.0 in prior year compared to $230.6 in the current year. Higher proceeds from the sale of other long lived assets in fiscal 2022 and outflows from the prior year related to the KKW Holdings asset acquisition and 20% equity investment helped to partially offset the year over year decrease in cash from investing activities.
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
Net cash (used in) provided by financing activities
Net cash (used in) provided by financing activities was $(1,034.0), $(2,795.1) and $877.3 for fiscal 2022, 2021 and 2020, respectively.
The decrease in cash used in financing activities of $1,761.1 in fiscal 2022 as compared to fiscal 2021 was primarily driven by lower net cash outflows for repayments associated with the Company's revolving credit facility and other long term debt outstanding under the Company's Credit Agreement. The year over year change in the level of debt repayments is primarily attributable to the impact of the use of prior year proceeds from the sale of the Wella discontinued business being used to prepay more than $2,000.0 of the outstanding debt on the Company's term loan facilities. Net overall cash outflows also occurred in the current year but to a lesser extent and were offset by proceeds from the issuance of the 2029 Senior Secured Notes and the Brazilian Credit Facilities. Increases in cash outflows for the settlement of realized losses on foreign currency contracts in the current year and the prior year inflows from the issuance of Convertible Series B Preferred Stock only partially offset the impact of the year over year changes in debt activities.
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

Dividends
In May 2019, the Board approved a stock dividend reinvestment program giving shareholders the option to receive their full dividend in cash or to receive their dividend in 50% cash / 50% common stock, which was effective for dividends declared through February 5, 2020, which was paid March 27, 2020. The percentage of our total Common Stock for which the shareholders elected to participate in the Stock Dividend Reinvestment Program for the September 30, 2019, December 27, 2019 and March 27, 2020 dividend was 69%, 65% and 63%, respectively.

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

Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ending June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the twelve months ended June 30, 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $35.2 of which $30.7 was paid and $1.2 was converted as part of the November 10, 2021 conversion.
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
Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2022.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2023	2024	2025	2026	2027
Long-term debt obligations	$4,498.4	$22.9	$65.3	$1,467.0	$2,443.2	$—	$500.0
Interest on long-term debt obligations (a)	1,491.9	197.3	212.9	216.6	220.5	206.1	438.5
Operating lease obligations	413.1	80.6	63.0	52.8	44.2	37.8	134.7
License agreements: (b)
Royalty payments	591.8	132.2	86.7	70.3	54.8	49.9	197.9
Advertising and promotional spend obligations	15.1	1.0	1.0	1.6	2.1	2.1	7.3
Other contractual obligations (c)	707.3	647.3	39.4	9.3	8.5	1.5	1.3
Other long-term obligations:
Pension obligations (mandated) (d)	12.3	2.5	2.4	2.4	2.5	2.5	—
Total	$7,729.9	$1,083.8	$470.7	$1,820.0	$2,775.8	$299.9	$1,279.7

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $40.7 over the term of our long-term debt.
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
(c) Other contractual obligations primarily represent advertising/marketing, manufacturing, logistics and capital improvements commitments. Additionally, we have included the mandatorily redeemable financial interest arising out of our subsidiaries as discussed in Note 21—

Mandatorily Redeemable Financial Interest. We also maintain several distribution agreements for which early termination could result in potential future cash outflows that have not been reflected above.
(d) Represents future contributions to our pension and other postretirement benefit plans over the next five years mandated by local regulations or statutes. Subsequent funding requirements cannot be reasonably estimated as the return on plan assets in future periods, as well as future assumptions are not known.
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $191.8 as of June 30, 2022, as we are unable to predict when, or if, any payments would be made. See Note 17—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $69.8 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2022 related to our 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 22—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value for each of these noncontrolling interests.
The table also excludes $142.4 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2022. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. See Note 26—Legal and Other Contingencies for more details on these tax assessments. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$135.2 million (approximately $26.1) as of June 30, 2022. As of June 30, 2022, we are in the early stages of administrative action and expect the judicial process in Brazil to take a number of years to conclude.
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
Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. We recorded foreign currency gains (losses) of $3.3, $(7.8) and $(18.0) in fiscal 2022, 2021 and 2020, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. Net gains (losses) of $10.0, $(6.8) and $(14.8) in fiscal 2022, 2021 and 2020, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. We use a combination of foreign currency forward contracts and cross currency contracts to offset these exposures. As of June 30, 2022, in the event of a 10% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts and cross currency contracts would result in a $147.8 decrease in the fair value of these forward contracts, which would be offset by an increase in the underlying foreign currency exposures.
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
If interest rates had been 10% higher/lower and all other variables were held constant, Income (loss) from continuing operations before income taxes in fiscal 2022 would decrease/increase by $20.1.
Equity Investment Risk
Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values, including an investment of approximately $830.0 that is valued using the fair value option and approximately $12.6 that is accounted for using the equity method as of June 30, 2022. These investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies. See Note 13—Equity Investments for additional information.
In addition to the above equity investments, we entered into certain forward repurchase contracts to start hedging for a potential $200.0 share buyback program in 2024. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other income, net within the Consolidated Statements of Operations. Our primary exposure is the movements of our stock price during the contract period, which may be volatile and is likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of our company or of other peer companies in the industry, market perceptions concerning the macroeconomic, social or political developments, industry conditions, changes in government regulation and the securities market trends. We estimate that an immediate, hypothetical 10% decline in our stock price would result in a $19.6 decrease in the fair value of these forward repurchase contracts and reduce our Income (loss) from continuing operations before income taxes. Any realized gains or losses resulting from such fair value changes would occur if we elect to terminate the forward repurchase contracts prior to or on maturity. Refer to Note 23—Equity and Convertible Preferred Stock.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $31.4 as of June 30, 2022. Accordingly, management believes risk of material loss under these hedging contracts is remote.
Inflation Risk
We began to experience the impact of increased inflation on our business during the fiscal year. We believe that inflation may have a more material effect on our business, financial condition or results of operations in fiscal year 2023. Rising inflation may negatively impact our business by raising cost and reducing profitability. If our costs were to become subject to significant inflationary pressures in the future, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $14.3 and $15.0 and bank guarantees of $17.2 and $31.2 as of June 30, 2022 and 2021, respectively.
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
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 2%, 2% and 3% of gross revenue after customer discounts and allowances in fiscal 2022, 2021 and 2020, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 10%, 10%, and 11% in fiscal 2022, 2021 and 2020, respectively.
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
Equity Investments
We elected the fair value option to account for its investment in Wella to align with our strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other income, net within the Consolidated Statements of Operations (see Note 13—Equity Investments).
On October 20, 2021, we completed the sale of a 9.4% stake in Wella to KKR in exchange for the redemption of 290,465 shares of KKR's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends (the "First Exchange"). On November 30, 2021, we completed the sale of an additional 4.7% stake in Wella to KKR in exchange for the redemption of KKR's remaining convertible preferred shares in Coty (the "Second Exchange"). The First Exchange and Second Exchange were included and weighted for valuation purposes, when appropriate.
In May 2022, the Wella Company divested its Russian operations. The impact of the divestiture was included for valuation purposes.
Some of the inherent estimates and assumptions used in determining fair value of the Wella Company are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Further, continued uncertainty exists due to the macroeconomic impacts of inflationary and supply chain pressures and the indirect impact of the Russia Ukraine war. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the Wella Company, it is possible changes could occur. As for the Wella Company, if in future years, the actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize additional adjustments.
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
There were no impairments of goodwill at our reporting units in fiscal 2022 or fiscal 2021. During fiscal year 2020 we recorded total goodwill impairment of $105.0.
Based on the annual impairment tested performed at May 1, 2022, we determined that the fair value of each of the reporting units exceeded their respective carrying values at that date by approximately 78.6% and 61.5% relating to the Prestige and Consumer Beauty reporting units, respectively. To determine the fair value of our reporting units, we have used annual revenue growth rates ranging from 3.0%-12.6% and 2.0%-8.5% for the Prestige and Consumer Beauty reporting units, respectively, and a discount rate of 9.25%.
Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Further, continued uncertainty exists due to the macroeconomic impacts of inflationary and supply chain pressures, and the indirect impact of the Russia Ukraine war. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

Other Intangible Assets
We assess indefinite-lived other intangible assets (trademarks) at least annually as of May 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value. Trademarks are tested for impairment on a brand level basis.
The trademarks’ fair values are based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the trademark. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value. Fair value calculation requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demand, operating results estimates or the application of alternative assumptions could produce significantly different results.
The carrying value of our indefinite-lived other intangible assets was $936.6 as of June 30, 2022, and is comprised of trademarks for the following brands: CoverGirl of $327.4, Max Factor of $148.4, Sally Hansen of $157.3, Philosophy of $119.2, Bourjois of $35.3 and other trademarks totaling $149.0.
As a result of the May 1, 2020 annual impairment test, total impairments on indefinite-lived other intangible assets of $329.0 were recorded. On May 1, 2021, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
In the fourth quarter of fiscal 2022, as a result of the May 1, 2022 annual impairment test, the Company recorded asset impairment charges of $21.3 and $10.1 related to the Max Factor and Bourjois trademarks, respectively, that are part of the Consumer Beauty reporting unit. The principle drivers of the impairments were related to the loss of revenue and impact on profitability as a result of the Company’s decision to exit the Russian market. Additionally, the current macroeconomic environment resulted in a 150 basis point increase in the discount rate compared to the May 1, 2021 test.
Based on results of the test, the fair value of the Max Factor trademark fell below its carrying value using projections that assumed an annual revenue growth rate ranging from 2.0% to 15.1% and a discount rate of 10.0%. The fair value of the Bourjois trademark fell below its carrying value using projections that assumed an annual revenue growth rate ranging from 2.0% to 7.4% and a discount rate of 10.0%.
As the impaired indefinite-lived intangible assets have a 0% excess, further material negative trends in the actual and expected business performance or an increase in the discount rate may result in further impairments. For instance, with regards to our Max Factor trademark, our largest impaired indefinite-lived intangible asset, if the annual revenue declined by 5% it may cause an additional impairment of $7.3. If the discount rate increased by 50 basis points, it may cause an additional impairment of $8.6. With regards to our Bourjois trademark, our second largest impaired indefinite-lived intangible asset, if the annual revenue declined by 5% it may cause an additional impairment of $1.9. If the discount rate increased by 50 basis points, it may cause an additional impairment of $2.2.
The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 39% to 50%.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Further, continued uncertainty exists due to the macroeconomic impacts of inflationary and supply chain pressures and the indirect impact of the Russia Ukraine war. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the indefinite-lived intangible assets, it is possible changes could occur. As for the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived tradenames for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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
During fiscal years 2022, 2021 and 2020, we recorded asset impairment charges of $2.4, $5.2 and $16.8, respectively, to Property and equipment, net and $1.0, $0.6 and $7.8, respectively to Operating lease right-of-use assets, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of examinations by tax authorities, developments in case law and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In addition, we are present in approximately 40 tax jurisdictions and we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2022 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2022 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2022 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2022 Proxy Statement.
For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 hereof, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2022 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
List of documents filed as part of this Report:
(1)Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34) included herein: See Index on page F-1.
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

4.6	Form of 2026 Dollar Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7	Form of 2023 Euro Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.8	Form of 2026 Euro Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
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

4.19
Indenture, dated as of November 30, 2021, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 30 , 2021).

4.20	Form of 4.750% Senior Secured Notes due 2029. (included in Exhibit 4.19) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 30, 2021).
4.21
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

4.22
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

10.12
Refinancing Amendment, dated as of November 30, 2021, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 30, 2021)

10.13	Investment Agreement, dated May 11, 2020, by and between Coty Inc. and KKR Rainbow Aggregator L.P. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 12, 2020).
10.14
Amendment No. 1 to the Investment Agreement, dated June 1, 2020, by and among Coty Inc. and KKR Rainbow Aggregator L.P.(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 1, 2020).

10.15	Registration Rights Agreement, dated as of May 26, 2020, by and among Coty Inc. and KKR Rainbow Aggregator L.P. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on May 26, 2020).
10.16
Shareholders’ Agreement, dated as of November 30, 2020, by and between Coty Inc., Coty International B.V., Rainbow Capital Group Limited, Rainbow JVCo Limited and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on December 1, 2020).

10.17
IP Cross-License Agreement, dated as of November 30, 2020, by and between Coty International B.V. and Wella International Operations Switzerland S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on December 1, 2020).

10.18
Redemption Agreement dated as of September 30, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on on Form 8-K filed on October 1, 2021).

10.19
Redemption Agreement dated as of November 6, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on on Form 8-K filed on November 8, 2021).

10.20
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.21
Employment Agreement, dated June 3, 2020, between Coty Management B.V. and Gordon Von Bretten (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.23	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.24
Employment Agreement, dated May 7, 2020, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.25
Offer Letter, dated October 21, 2019, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.26	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.27
Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.1 to the Company’s Quaterly Report on Form 10-Q filed on February 8, 2022).†

10.28	Offer Letter dated as of June 14, 2022 between Coty Management B.V. and Laurent Mercier.†
10.29
Employment Agreement, dated December 21, 2020, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.30
Employment Agreement, dated January 1, 2021, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.31
Employment Agreement, dated October 12, 2016 between HFC Prestige International Operations Switzerland sarl and Anne Jaeckin, and the addendum thereto dated May 18, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.32	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.33
Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.34	Restricted Stock Unit Award between Coty Inc. and Sue Nabi. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †
10.35
Settlement Agreement, dated December 8, 2020, between Coty Management B.V. and Pierre-Andre Terisse (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.36	Separation Agreement, dated October 10, 2020 between Coty Inc. and Edgar Huber (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.36
Separation Agreement dated as of September 19, 2021 between Coty Inc. and Richard Jones (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2021).†

10.37	Offer Letter, dated as of July 25, 2021, between Shimei Fan and Coty Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022).†
10.38	Offer Letter, dated as of March 5, 2022, between Graeme Carter and Coty Inc.(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022).†
10.39
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.40	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.41
Form of Restricted Stock Unit Award under Coty Inc. 2007 Stock Plan for Directors, as amended on April 8, 2013 (incorporated by reference to Exhibit 10.41 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.42
Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on November 3, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Q filed on November 6, 2020).†

10.43
Restricted Stock Unit Award Terms and Conditions Under Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 24, 2013).†

10.44
Restricted Stock and Restricted Stock Unit Tandem Award Terms and Conditions under the Coty Inc. Equity and Long-Term Incentive Plan, as amended and restated on April 8, 2013 (incorporated by reference to Exhibit 10.45 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182420) filed on April 14, 2013).†

10.45	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.46
Amended and Restated Coty Inc. Stock Plan for Directors, as adopted November 3, 2020. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †

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
10.51
Terms and Conditions of 2019 Incentive Stock Options under Coty Inc. Equity and Long-Term Incentive plan (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on August 28, 2019).†

10.52
Form of Restricted Stock Award Agreement under the Amended and Restated Coty Inc. Equity and Long Term-Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on August 27, 2020) †

10.53
Form of Restricted Stock Unit Terms and Conditions, as adopted on December 17, 2020, under the Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 25, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Sue Nabi	Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2022
(Sue Nabi)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 25, 2022
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 25, 2022
(Ayesha Zafar)
/s/Maria Asuncion Aramburuzabala	Director	August 25, 2022
(Maria Asuncion Aramburuzabala)
/s/Beatrice Ballini	Director	August 25, 2022
(Beatrice Ballini)
/s/Joachim Creus	Director	August 25, 2022
(Joachim Creus)
/s/Olivier Goudet	Director	August 25, 2022
(Olivier Goudet)
/s/Peter Harf	Chairman of the Board of Directors	August 25, 2022
(Peter Harf)
/s/Johannes Huth	Director	August 25, 2022
(Johannes Huth)
/s/Anna Makanju	Director	August 25, 2022
(Anna Makanju)
/s/Isabelle Parize	Director	August 25, 2022
(Isabelle Parize)
/s/Erhard Schoewel	Director	August 25, 2022
(Erhard Schoewel)
/s/Robert Singer	Director	August 25, 2022
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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2022 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2022.
The Company's internal control over financial reporting as of June 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Sue Nabi	/s/Laurent Mercier
Sue Nabi	Laurent Mercier
Chief Executive Officer	Chief Financial Officer

August 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2022, of the Company and our report dated August 25, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
August 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its’ carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, or more frequently if certain events occur, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty, and discount rates, especially those related to the Max Factor trademark. Changes in these assumptions could have a significant impact on the fair value of the Max Factor trademark, the amount of any impairment charge, or both. As of June 30, 2022, the carrying value of the indefinite-lived intangible assets was $936.6 million, of which $148.4 million related to the Max Factor trademark. During fiscal 2022, the Company recognized an impairment charge of $21.3 million related to the Max Factor trademark, as its fair value was lower than its carrying value.
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
•We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2022 forecasts with actual results for those months.
•We evaluated the reasonableness of management’s estimated cash flows for the Max Factor trademark, by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in analyst and industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts for the Max Factor trademark, including consideration of the effects related to the current macro-economic environment and the Company’s decision to exit the Russian market.
•We evaluated the impact of changes in management’s forecasts from the May 1, 2022 annual measurement date to June 30, 2022.
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
August 25, 2022

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2022	2021	2020
Net revenues	$5,304.4	$4,629.9	$4,717.8
Cost of sales	1,935.2	1,861.7	1,991.2
Gross profit	3,369.2	2,768.2	2,726.6
Selling, general and administrative expenses	2,881.3	2,363.2	3,120.0
Amortization expense	207.4	251.2	233.1
Restructuring costs	(6.5)	63.6	130.2
Acquisition- and divestiture- related costs	14.7	138.8	157.3
Asset impairment charges	31.4	—	434.0
Gain on divestitures	—	—	(111.5)
Operating income (loss)	240.9	(48.6)	(1,236.5)
Interest expense, net	224.0	235.1	242.7
Other income, net	(409.9)	(43.9)	(11.6)
Income (loss) from continuing operations before income taxes	426.8	(239.8)	(1,467.6)
Provision (benefit) for income taxes on continuing operations	164.8	(172.0)	(377.7)
Net income (loss) from continuing operations	262.0	(67.8)	(1,089.9)
Net income (loss) from discontinued operations	5.7	(137.3)	87.2
Net income (loss)	267.7	(205.1)	(1,002.7)
Net (loss) income attributable to noncontrolling interests	(5.1)	(16.1)	4.7
Net income (loss) attributable to redeemable noncontrolling interests	13.3	12.3	(0.7)
Net income (loss) attributable to Coty Inc.	$259.5	$(201.3)	$(1,006.7)
Amounts attributable to Coty Inc.
Net income (loss) from continuing operations	$253.8	$(64.0)	$(1,093.9)
Convertible Series B Preferred Stock dividends	(198.3)	(102.3)	(6.5)
Net income (loss) from continuing operations attributable to common stockholders	55.5	(166.3)	(1,100.4)
Net income (loss) from discontinued operations, net of tax	5.7	(137.3)	87.2
Net income (loss) from continuing operations attributable to common stockholders	$61.2	$(303.6)	$(1,013.2)

Earnings (losses) per common share
Earnings (losses) from continuing operations per common share - basic	$0.07	$(0.22)	$(1.45)
Earnings (losses) from continuing operations per common share - diluted	$0.07	$(0.22)	$(1.45)

Earnings (losses) from discontinued operations - basic	$0.01	$(0.18)	$0.12
Earnings (losses) from discontinued operations - diluted	$0.01	$(0.18)	$0.12

Earnings (losses) per common share - basic	$0.08	$(0.40)	$(1.33)
Earnings (losses) per common share - diluted	$0.08	$(0.40)	$(1.33)

Weighted-average common shares outstanding:
Basic	820.6	764.8	759.1
Diluted	834.1	764.8	759.1
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2022	2021	2020
Net income (loss)	$267.7	$(205.1)	$(1,002.7)
Other comprehensive income (loss):
Foreign currency translation adjustment	(476.1)	130.3	(379.2)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(6.0), $(8.4) and $9.1, respectively	19.8	27.5	(29.7)
Pension and other post-employment benefits, net of taxes of $(24.7), $9.0 and $(7.3), respectively	59.4	(23.6)	11.6
Total other comprehensive (loss) income, net of tax	(396.9)	134.2	(397.3)
Comprehensive loss	(129.2)	(70.9)	(1,400.0)
Comprehensive (loss) income attributable to noncontrolling interests:
Net (loss) income	(5.1)	(16.1)	4.7
Foreign currency translation adjustment	(0.5)	(0.1)	0.1
Total comprehensive (loss) income attributable to noncontrolling interests	(5.6)	(16.2)	4.8
Comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income (loss)	13.3	12.3	(0.7)
Foreign currency translation adjustment	(0.4)	—	—
Total comprehensive income (loss) attributable to redeemable noncontrolling interests	12.9	12.3	(0.7)
Comprehensive loss attributable to Coty Inc.	$(136.5)	$(67.0)	$(1,404.1)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$233.3	$253.5
Restricted cash	30.5	56.9
Trade receivables—less allowances of $53.4 and $47.7, respectively	364.6	348.0
Inventories	661.5	650.8
Prepaid expenses and other current assets	392.0	473.9
Total current assets	1,681.9	1,783.1
Property and equipment, net	715.5	918.1
Goodwill	3,914.7	4,118.1
Other intangible assets, net	3,902.8	4,463.0
Equity investments	842.6	1,276.2
Operating lease right-of-use assets	320.9	318.5
Deferred income taxes	651.8	758.5
Other noncurrent assets	85.9	55.9
TOTAL ASSETS	$12,116.1	$13,691.4
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268.3	$1,166.1
Accrued expenses and other current liabilities	1,097.1	1,096.0
Short-term debt and current portion of long-term debt	23.0	24.2
Current operating lease liabilities	67.8	75.7
Income and other taxes payable	109.4	53.4
Total current liabilities	2,565.6	2,415.4
Long-term operating lease liabilities	282.2	269.3
Long-term debt, net	4,409.1	5,401.0
Pension and other post-employment benefits	292.2	420.6
Deferred income taxes	669.0	674.9
Other noncurrent liabilities	340.0	327.6
TOTAL LIABILITIES	8,558.1	9,508.8
COMMITMENTS AND CONTINGENCIES (Note 26)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 1.0 issued and 0.1 and 1.0 outstanding, at June 30, 2022 and 2021, respectively	142.4	1,036.3
REDEEMABLE NONCONTROLLING INTERESTS	69.8	84.1
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.5 issued and outstanding, at June 30, 2022 and 2021, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 905.5 and 832.3 issued and 839.2 and 766.0 outstanding at June 30, 2022 and 2021, respectively	9.0	8.3
Additional paid-in capital	10,805.8	10,376.2
Accumulated deficit	(5,496.1)	(5,755.6)
Accumulated other comprehensive loss	(717.9)	(321.9)
Treasury stock—at cost, shares: 66.3 and 66.3 at June 30, 2022 and 2021, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,154.5	2,860.7
Noncontrolling interests	191.3	201.5
Total equity	3,345.8	3,062.2
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,116.1	$13,691.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.2)	$(58.8)	65.0	$(1,441.8)	$4,586.9	$6.5	$4,593.4	$451.8	$—
Adjustment due to the adoption of ASC842						(0.7)				(0.7)		(0.7)
Balance as adjusted —July 1, 2019	9.4	$0.1	819.2	$8.1	$10,620.5	$(4,541.9)	$(58.8)	65.0	$(1,441.8)	$4,586.2	$6.5	$4,592.7	$451.8	$—
Issuance of Preferred Stock												—		709.3
Cancellation of Preferred Stock	(7.9)	(0.1)	—	—	(0.6)					(0.7)		(0.7)
Purchase of Class A Common Stock								0.5	(4.5)	(4.5)		(4.5)
Issuance of Restricted Stock			2.0	—						—		—
Exercise of employee stock options and restricted stock units			1.4	—	2.7					2.7		2.7
Share based compensation expense					31.8					31.8		31.8
Dividends declared- Cash and Other ($0.375 per common share)					(196.3)					(196.3)		(196.3)
Shares withheld for employee taxes					(5.3)					(5.3)		(5.3)
Dividends declared- Stock					(88.9)					(88.9)		(88.9)
Dividends settled in shares of Class A Common Stock			8.0	0.2	88.9					89.1		89.1
Dividends accrued- Convertible Series B Preferred Stock					(6.5)					(6.5)		(6.5)		6.5
Net income (loss)						(1,006.7)				(1,006.7)	4.7	(1,002.0)	(0.7)
Other comprehensive income							(397.4)			(397.4)	0.1	(397.3)
Distribution to noncontrolling interests, net										—		—	(16.7)
Additional redeemable noncontrolling interests due to employee grants and other adjustments					6.2					6.2		6.2	(360.4)
Adjustments related to the sale of business										—	212.9	212.9
Adjustment of redeemable noncontrolling interests to redemption value					(5.1)					(5.1)		(5.1)	5.1
BALANCE—June 30, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as adjusted—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
Balance adjusted- July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Reacquired Class A Common Stock for employee taxes								0.1		—		—
Cancellation of Restricted Stock								0.7		—		—
Exercise of employee stock options and restricted stock units			1.7	—	—					—		—
Share-based compensation expense					27.4					27.4		27.4
Changes in dividends accrued					1.2					1.2		1.2
Shares withheld for employee taxes					(5.0)					(5.0)		(5.0)
Deemed Dividends- Convertible Series B Preferred Stock					(10.5)					(10.5)		(10.5)		10.5
Dividends Accrued- Convertible Series B Preferred Stock					(67.6)					(67.6)		(67.6)		67.6
Dividends Paid- Convertible Series B Preferred Stock					(24.2)					(24.2)		(24.2)	12.3
Net income (loss)						(201.3)				(201.3)	(16.1)	(217.4)
Other comprehensive loss							134.3			134.3	(0.1)	134.2
Distribution to noncontrolling interests, net										—	(6.5)	(6.5)	(2.1)
Adjustment of redeemable noncontrolling interests to redemption value					5.2					5.2		5.2	(5.2)
Equity Investment contribution for share-based compensation					2.3					2.3		2.3
BALANCE—June 30, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2021	1.5	—	832.3	8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units and issuance of restricted stock			3.3							—		—
Shares withheld for employee taxes					(12.7)					(12.7)		(12.7)
Share-based compensation expense					195.4					195.4		195.4
Equity investment contribution for share-based compensation					0.7					0.7		0.7
Changes in dividends accrued					0.8					0.8		0.8
Conversion of Convertible Series B Preferred Stock			69.9	0.7	428.8					429.5		429.5		(429.5)
Exchange Transaction												—		(606.9)
Dividends Accrued - Convertible Series B Preferred Stock					(35.2)					(35.2)		(35.2)		35.2
Deemed Dividends and Contributions- Convertible Series B Preferred Stock					(163.1)					(163.1)		(163.1)		163.1
Dividends Paid- Convertible Series B Preferred Stock										—		—		(55.8)
Net income (loss)						259.5				259.5	(5.1)	254.4	13.3
Other comprehensive loss							(396.0)			(396.0)	(0.5)	(396.5)	(0.4)
Distribution to noncontrolling interests, net										—	(4.6)	(4.6)	(12.3)
Adjustment of redeemable noncontrolling interests to redemption value					14.9					14.9		14.9	(14.9)
BALANCE—June 30, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$267.7	$(205.1)	$(1,002.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	516.4	585.3	716.5
Non-cash lease expense	78.5	81.2	104.5
Asset impairment charges	31.4	—	434.0
Deferred income taxes	12.1	(218.1)	(342.7)
Provision (release) for bad debts	20.5	(13.2)	55.4
Provision for pension and other post-employment benefits	12.7	17.8	15.9
Share-based compensation	195.5	29.9	29.8
(Gain) loss on sale of business in discontinued operations and other business divestiture	(6.1)	246.4	(111.5)
(Gains) losses on disposals of long-lived assets, net	(115.8)	15.4	37.6
Realized and unrealized gains from equity investments, net	(400.3)	(70.3)	—
Foreign exchange effects	(16.8)	26.7	30.5
Other	5.2	54.6	26.6
Change in operating assets and liabilities, net of effects from purchase of acquired companies:
Trade receivables	(77.2)	10.5	424.5
Inventories	(48.3)	81.2	124.4
Prepaid expenses and other current assets	(12.7)	(136.5)	25.9
Accounts payable	140.5	(49.7)	(373.5)
Accrued expenses and other current liabilities	129.6	(45.8)	(36.3)
Operating lease liabilities	(70.7)	(125.3)	(106.6)
Income and other taxes payable	91.7	19.9	(46.1)
Other noncurrent assets	(6.7)	40.2	0.8
Other noncurrent liabilities	(20.6)	(26.4)	(57.9)
Net cash provided by (used in) operating activities	726.6	318.7	(50.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(174.1)	(173.9)	(267.4)
Proceeds from sale of long-lived assets, including assets under restructuring programs	179.2	4.3	0.6
Proceeds related to sale of discontinued business, net of cash disposed	34.0	2,374.1	—
Return of capital from equity investments	230.6	448.0	—
Payments for equity investment, business combinations and asset acquisitions, net of cash acquired	—	(200.0)	(592.2)
Proceeds from sale of business, net of cash disposed	—	27.0	25.6
Termination of currency swaps designated as net investment hedges	—	(37.6)	—
Net cash provided by (used in) investing activities	269.7	2,441.9	(833.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of short-term debt, original maturity less than three months	0.6	—	(4.3)
Proceeds from revolving loan facilities	943.0	2,759.8	4,681.3
Repayments of revolving loan facilities	(1,338.8)	(3,593.3)	(4,044.4)
Proceeds from issuance of other long term debt	542.4	1,748.8	—
Repayments of term loans and other long term debt	(868.3)	(3,894.5)	(186.4)
Dividend payments on Class A Common Stock and Convertible Series B Preferred Stock	(57.2)	(25.7)	(196.9)
Proceeds from issuance of Convertible Series B Preferred Stock	—	227.2	724.5
Net (payments) proceeds for foreign currency contracts	(178.5)	18.5	0.2

Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(16.9)	(8.6)	(24.5)
Purchase of remaining mandatorily redeemable financial interest	(7.1)	—	(45.0)
Payment of deferred financing fees	(39.6)	(21.9)	(14.2)
All other	(13.6)	(5.4)	(13.0)
Net cash (used in) provided by financing activities	(1,034.0)	(2,795.1)	877.3
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8.9)	(7.1)	(21.4)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46.6)	(41.6)	(28.4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	310.4	352.0	380.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$263.8	$310.4	$352.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$215.4	$230.6	$280.6
Cash paid during the year for income taxes, net of refunds received	97.2	15.9	123.2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$100.1	$69.7	$76.7
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	603.3	—	—
Conversion of Series B Preferred Stock into Class A Common Stock	429.5	—	—
Non-cash Common Stock dividend	—	—	88.9
Non-cash Series B Preferred Stock dividends and deemed (contributions) dividends	(1.1)	78.1	6.5
Accrued fees related to the issuance of Convertible Series B Preferred Stock	—	—	15.2
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2022” refer to the fiscal year ended June 30, 2022. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
During the first quarter of fiscal 2022, the Company's chief operating decision maker ("CODM") finalized the Company's organizational structure and how performance will be assessed, and the Company realigned its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment. See Note 5—Segment Reporting for information on the Company's segments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying financial statements of the Company are presented on a consolidated basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
The Company also consolidates majority-owned entities in the United States of America, United Arab Emirates, Kingdom of Saudi Arabia, and South Korea where the Company has the ability to exercise control. Ownership interests of noncontrolling parties are presented as mandatorily redeemable financial interests, noncontrolling interests or redeemable noncontrolling interests, as applicable.
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
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2022 and 2021, the Company had restricted cash of $30.5 and $56.9, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2022 and 2021 primarily provide collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2022 and 2021. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Trade Receivables
Trade receivables are stated net of the allowance for doubtful accounts and cash discounts, which is based on the evaluation of the accounts receivable aging, specific exposures, and historical trends. We make estimates of expected credit and collectibility trends for the allowance for doubtful accounts based upon our assessment of historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Trade receivables are written off on a case-by-case basis, net of any amounts that may be collected.
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
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Consolidated Statements of Operations (see Note 13—Equity Investments).
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
Leases
All of the Company’s material leases are operating leases. These are primarily for real estate properties, including corporate offices, retail stores and facilities to support the Company's manufacturing, research and development and distribution operations.
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 2%, 2% and 3% of gross revenue after customer discounts and allowances in fiscal 2022, 2021 and 2020, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 10%, 10%, and 11% in fiscal 2022, 2021 and 2020, respectively.
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
Advertising and promotional costs are expensed as incurred and totaled $1,465.1, $1,029.4 and $1,343.7 in fiscal 2022, 2021 and 2020, respectively. Included in advertising and promotional costs are $119.4, $130.3, and $127.9 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2022, 2021 and 2020, respectively. Research and development costs are expensed as incurred and totaled $97.3, $96.5 and $93.4 in fiscal 2022, 2021 and 2020, respectively.
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
Apart from Coty’s equity investment in Wella (see Note 13—Equity Investments), the Company has not elected the fair value measurement option for any financial instruments or other assets not required to be measured at fair value on a recurring basis.
Derivative Instruments and Hedging Activities
All derivatives are recognized as assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as cash flow hedges under FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), the change in fair value of the derivative is initially recorded in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets and is subsequently recognized in earnings when the hedged exposure impacts earnings. For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are recognized in Net income (loss). The Company does not enter into derivatives for trading or speculative purposes.

Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net gains/(losses) of $3.3, $(7.8) and $(18.0) in fiscal 2022, 2021 and 2020, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net gains/(losses) of $10.0, $(6.8) and $(14.8) in fiscal 2022, 2021 and 2020, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Russia Market Exit
On April 27, 2022, the Company announced the Board of Directors’ decision to wind down its Russian operations. During fiscal 2022, the Company recognized total pre-tax charges of $83.6 associated with its exit of Russia. These charges are primarily related to the net realizable value of assets associated with the Russian business. These charges consisted of $45.5 in Selling, general and administrative expenses, primarily related to the write-down of working capital, long-term assets, as well as contract termination charges, contingent liabilities and legal costs, $31.4 in Asset impairment charges related to the impairment of indefinite-lived intangibles, $6.3 in Restructuring costs related to employee severances, and $0.4 in Cost of sales related to inventory write-downs. The Company incurred $24.1 of income tax charges associated with its decision to exit Russia, in fiscal 2022.
We anticipate incurring up to $10.0 of additional costs through completion of the wind down. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The wind down process of Coty’s Russian subsidiary is at an early stage.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Recently Adopted Accounting Pronouncements
In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarifies certain interactions between the accounting for equity securities, equity method investments, and certain derivative instruments. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of this standard did not have a material impact on the Company's financial position and its results of operations.
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2020-04, 2021-01	Reference Rate Reform (Topic 848)	Fiscal 2023	The FASB issued new authoritative guidance under ASU No. 2020-04 that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of June 30, 2022, the Company has not applied any of the optional expedients or exceptions allowed under this ASU. The Company does not believe that this ASU will have a material impact on its consolidated financial position, results of operations or cash flows.
2020-06	Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40)	Fiscal 2023	The FASB issued authoritative guidance that removes certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The Company does not believe that this ASU will have a material impact on its consolidated financial statements.
2021-08	Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	Fiscal 2024
The FASB issued authoritative guidance that clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”), regarding a strategic transaction for the sale of Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”), valuing the business at $4,300.0 on a cash- and debt-free basis. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Company. As of June 30, 2022, the Company owned a 25.9% stake in the Wella Company. See Note 13—Equity Investments for additional information.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

	Year Ended June 30,
	2022 (a)	2021 (b)	2020
Net revenues	$—	$986.3	$2,020.1
Cost of sales	—	322.5	689.7
Gross profit	—	663.8	1,330.4
Selling, general and administrative expenses	—	443.7	1,009.2
Amortization expense	—	—	95.5
Restructuring costs	—	(0.7)	7.5
Asset impairment charges	—	—	—
Operating income	—	220.8	218.2
Interest expense, net	—	21.3	49.7
(Gain) loss on sale of business	(6.1)	246.4	—
Other (income) expense, net	—	(1.0)	(0.9)
Income (loss) from discontinued operations before income taxes	6.1	(45.9)	169.4
Income tax on discontinued operations	0.4	91.4	82.2
Net income (loss) from discontinued operations	$5.7	$(137.3)	$87.2

(a)Net income from discontinued operations for the year ended June 30, 2022 reflect certain working capital adjustments net of the related income tax impact.
(b)As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity, other than the Loss on sale of business, comprises five months for the fiscal year ended 2021.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Year Ended June 30,
	2022	2021	2020
NON-CASH OPERATING ITEMS
Depreciation and amortization	$—	$—	$131.8
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$—	$8.7	$24.7
The gain/(loss) on sale of the Wella Business included in Net income (loss) from discontinued operations in the Consolidated Statements of Operations was $6.1 and $(246.4) for the years ended June 30, 2022 and 2021, respectively. Initial cash proceeds received by the Company for the sale of its 60% stake in the Wella Business were $2,451.7 and the Company retained an equity interest of 40%. The loss on sale reflects the net assets sold, taxes and other costs to sell the Wella Business.
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
During the second quarter of fiscal 2022, a $34.0 advance of future contingent proceeds was paid to the Company and is subject to claw back if recovery targets related to the Wella Business tax credits are not achieved. During fiscal 2022, certain recovery targets were achieved and the Company recognized a $0.7 gain related to the advance payment, reported in Other income, net. The remaining $33.3 is unearned and will be included in Other noncurrent liabilities in the Consolidated Balance Sheet until the contingency is resolved.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
4. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
There were no business combination or asset acquisition transactions during the year ended June 30, 2022.
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
The KKW Purchase Agreement also gives the Company an option to acquire, and the sellers the option to compel the Company to acquire, an additional 31% of the outstanding equity of KKW Holdings (the “KKW Call Option” and “KKW Put Option”, respectively). The seller’s ability to exercise the KKW Put Option is contingent upon the achievement of certain contractually defined targets. The KKW Call Option and KKW Put Option expire on the seventh anniversary of the KKW Collaboration Agreement. Future exercise of the KKW Call Option or KKW Put Option has been deemed by the Company to be remote. However, if exercise were to occur such exercise may result in a material cash outflow for the Company.
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
Business Divestitures
There were no divestiture transactions during the year ended June 30, 2022.
Wella Business
On November 30, 2020, the Company completed the strategic transaction with Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”) for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owned approximately 60% of the separately managed business, and the Company owned the remaining 40%. As of June 30, 2022, the Company owned a 25.9% stake in the Wella Company. See Note 13—Equity Investments for additional information. Initial cash proceeds received for the sale of the 60% stake in the Wella Business were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2).
Coty utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities (as defined in Note 15—Debt) on a pro rata basis and reserved $500.0 for reinvestment in the Company's business, pursuant to the 2018 Coty Credit Agreement, as amended (as defined in Note 15—Debt). In connection with the November 30, 2021 amendment to the 2018

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Coty Credit Agreement, the Company received consent from the participating banks to eliminate the requirements to utilize or repay the Reinvestment Balance (as defined in Note 15—Debt).
Additionally, as contemplated in the Sale and Purchase Agreement (as amended) relating to the sale of the Wella Business (the “Wella SPA”), the purchase consideration was subject to further adjustments for other working capital and contractually specified items. See Note 3—Discontinued Operations for more information.
As a result of the sale of the majority interest in the Wella Business, the Company determined that it no longer had a controlling interest in the Wella Business. The Company, therefore, deconsolidated its ownership of the Wella Business assets and liabilities and no longer reported the assets and liabilities of the Wella Business in its Consolidated Balance Sheet as of December 1, 2020. The operations of the Wella Business were consolidated in the results of the Company through the date of sale. The Company accounted for its stake in Wella under the fair value option (see Note 13—Equity Investments).
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
Younique’s operations are included within Consumer Beauty and its results of operations through the completion of the sale are included in the Consolidated Statements of Operations for the fiscal year ended June 30, 2020.
5. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer as the CODM.
During the first quarter of fiscal 2022, the CODM finalized the Company's organizational structure and how performance will be assessed, and the Company realigned its reportable segments to a principally product category-based structure, comprised of a Prestige business segment and a Consumer Beauty business segment beginning in the first quarter of fiscal 2022. The Company recast its results for fiscal years 2021 and 2020 to reflect the changes in its segments.
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

	Year Ended June 30,
SEGMENT DATA	2022	2021	2020
Net revenues:
Prestige	$3,267.9	$2,720.8	$2,606.6
Consumer Beauty	2,036.5	1,909.1	2,111.2
Total	$5,304.4	$4,629.9	$4,717.8

Depreciation and amortization:
Prestige	$313.4	$350.4	$320.4
Consumer Beauty	203.0	234.9	264.3
Total	$516.4	$585.3	$584.7

Operating income (loss) from continuing operations
Prestige	$367.2	$158.1	$(279.2)
Consumer Beauty	9.5	26.9	(531.3)
Corporate	(135.8)	(233.6)	(426.0)
Total	$240.9	$(48.6)	$(1,236.5)
Reconciliation:
Operating income (loss) from continuing operations	$240.9	$(48.6)	$(1,236.5)
Interest expense, net	224.0	235.1	242.7
Other income, net	(409.9)	(43.9)	(11.6)
Income (loss) from continuing operations before income taxes	$426.8	$(239.8)	$(1,467.6)

	As of June 30,
Long-lived assets:	2022	2021
U.S.	$3,724.7	$3,919.0
Netherlands	3,313.5	3,880.8
Brazil	467.9	494.8
All other	1,026.9	1,204.6
Total	$8,533.0	$9,499.2
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2022, 2021 and 2020. The United States had net revenues of $1,477.7, $1,288.9 and $1,159.3 in fiscal 2022, 2021 and 2020, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2022, 2021 and 2020 or are otherwise deemed significant.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues for continuing operations:

	Year Ended June 30,
PRODUCT CATEGORY	2022	2021	2020
Fragrances	58.9%	57.4%	55.5%
Color Cosmetics	28.7%	29.3%	31.1%
Body Care & Other	7.4%	7.6%	8.3%
Skincare	5.0%	5.7%	5.1%
Total	100.0%	100.0%	100.0%
6. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of nil, $3.0 and $19.7 for the fiscal years ended 2022, 2021 and 2020, respectively. Acquisition-related costs incurred during fiscal year 2020 were primarily related to the KKW Beauty Business Transaction and a purchase agreement entered into with King Kylie, LLC.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $14.7, $135.8 and $137.6 for the fiscal 2022, 2021 and 2020, respectively. Divestiture-related costs incurred during the fiscal years 2022, 2021 and 2020 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 4—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
These costs have been recorded in Acquisition- and divestiture- related costs in the Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2022, 2021 and 2020 are presented below:

	Year Ended June 30,
	2022	2021	2020
Transformation Plan	$(6.5)	$73.2	$156.6
Other Restructuring	—	(9.6)	(26.4)
Total	$(6.5)	$63.6	$130.2
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
“Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $223.3 related to approved initiatives through June 30, 2022, which have been recorded in Corporate.
Over the next fiscal year, the Company expects to incur approximately $8.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits, contract terminations and other exit-related costs.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	$73.4	$(0.5)	$0.3	$73.2
Fiscal 2022	(6.2)	—	(0.3)	$(6.5)
Cumulative through June 30, 2022	218.4	(1.6)	6.5	223.3
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs(a)	Total Program Costs
Balance—July 1, 2021	$122.5	$—	$0.3	$122.8
Restructuring charges	18.7	—	—	18.7
Payments	(51.5)	—	(0.2)	(51.7)
Changes in estimates	(24.9)	—	(0.3)	(25.2)
Non-cash utilization	(0.8)	—	—	(0.8)
Effect of exchange rates	(8.8)	—	0.2	(8.6)
Balance—June 30, 2022	$55.2	$—	$—	$55.2
The Company currently estimates that the total remaining accrual of $55.2 will result in cash expenditures of approximately $54.2 and $1.0 in fiscal 2023 and thereafter, respectively.
Other Restructuring
The Company executed a number of other restructuring activities in prior years, which are substantially completed. The Company recognized expenses (income) of $0.0, $(9.6) and $(26.4) in fiscal 2022, 2021 and 2020, respectively, which have been recorded in Corporate. The related liability balances were $0.0 at both June 30, 2022 and June 30, 2021.
8. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company maximizes its use of the factoring facility, by factoring additional invoices to replace invoices paid early. The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount utilized under factoring facilities was $179.3 and $133.6 as of June 30, 2022 and 2021, respectively. The aggregate amount of trade receivable invoices on a worldwide basis amounted to $1,041.2 and $793.8 in fiscal 2022 and 2021, respectively. Remaining balances due from factors amounted to $11.2 and $6.3 as of June 30, 2022 and 2021, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $3.0, $1.2 and $1.8 in fiscal 2022, 2021 and 2020, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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
Other Factoring Agreements
In addition to the Company’s main factoring facilities described above, from time to time, certain of the Company’s subsidiaries may enter into local factoring agreements with local financial institutions. Based on the terms of such arrangements entered into during fiscal 2022, the Company has derecognized receivables sold pursuant to these arrangements from the Consolidated Balance Sheets.
9. INVENTORIES
Inventories as of June 30, 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Raw materials	$171.5	$159.5
Work-in-process	13.2	12.5
Finished goods	476.8	478.8
Total inventories	$661.5	$650.8
10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Due from related party	$70.2	$153.4
Value added tax, sales and other non-income tax assets	59.4	84.4
Expected income tax refunds, credits and prepaid income taxes	116.3	79.4
Prepaid marketing, copyright and agency fees	66.9	78.8
Non-trade receivables	15.3	25.3
Prepaid rent, leases, maintenance and insurance	10.3	12.9
Interest rate swap asset	7.6	—
Other	46.0	39.7
Total prepaid expenses and other current assets	$392.0	$473.9

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
11. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Land, buildings and leasehold improvements	$424.2	$508.6
Machinery and equipment	670.7	733.1
Marketing furniture and fixtures	501.8	516.7
Computer equipment and software	737.9	780.9
Construction in progress	65.2	63.0
Property and equipment, gross	2,399.8	2,602.3
Accumulated depreciation and amortization	(1,684.3)	(1,684.2)
Property and equipment, net	$715.5	$918.1
Depreciation expense of property and equipment totaled $309.0, $334.1 and $351.7 in fiscal 2022, 2021 and 2020, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2022, 2021 and 2020, the Company recorded asset impairment charges of $2.4, $5.2 and $16.8 respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2022, 2021 and 2020 impairment charges primarily relate to the abandonment of computer software, the abandonment of machinery and equipment and the abandonment of a retail store and software no longer in use, respectively.
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. During fiscal years 2022, 2021 and 2020, the Company recorded total impairments of goodwill at the Company’s reporting units of nil, nil and $105.0, respectively. During fiscal years 2022, 2021 and 2020, the Company recorded total impairments on indefinite-lived other intangible assets of $31.4, nil and $329.0, respectively. Additionally, the Company recorded no impairments on finite-lived other intangible assets during fiscal years 2022, 2021 or 2020.
In the fourth quarter of fiscal 2022, as a result of the annual impairment test, the Company recorded asset impairment charges of $21.3 and $10.1 related to the Max Factor and Bourjois trademarks, respectively, that are part of the Consumer Beauty reporting unit. The principal drivers of the impairments were related to the loss of revenue and impact on profitability as a result of the Company’s decision to exit the Russian market. Additionally, the current macroeconomic environment resulted in a 150 basis point increase in the discount rate compared to the May 1, 2021 test.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Goodwill
Goodwill as of June 30, 2022, 2021 and 2020 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2020	$6,255.5	$1,758.5	$8,014.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2020	$3,145.2	$828.7	$3,973.9

Changes during the year ended June 30, 2021
Measurement period adjustments	13.9	(13.9)	—
Foreign currency translation	114.6	29.6	144.2

Gross balance at June 30, 2021	$6,384.0	$1,774.2	$8,158.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2021	$3,273.7	$844.4	$4,118.1

Changes during the year ended June 30, 2022
Foreign currency translation	(163.3)	(40.1)	(203.4)

Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Indefinite-lived other intangible assets	$936.6	$1,018.7
Finite-lived other intangible assets, net	2,966.2	3,444.3
Total Other intangible assets, net	$3,902.8	$4,463.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2020	$1,909.0	$1,909.0
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2020	$995.5	$995.5

Changes during the year ended June 30, 2021
Foreign currency translation	23.2	23.2

Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2021	$1,018.7	$1,018.7

Changes during the year ended June 30, 2022
Impairment charges (a)	(31.4)	(31.4)
Foreign currency translation	(50.7)	(50.7)

Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	$(944.9)	$(944.9)
Net balance at June 30, 2022	936.6	936.6

(a) During fiscal 2022, the Company recognized asset impairment charges of $31.4 relating to the Max Factor and Bourjois trademarks.
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2021
License and collaboration agreements (a)	$4,192.9	$(1,229.1)	$(19.6)	$2,944.2
Customer relationships	803.1	(486.3)	(5.5)	311.3
Trademarks	330.2	(168.7)	(0.5)	161.0
Product formulations and technology	90.2	(62.4)	—	27.8
Total	$5,416.4	$(1,946.5)	$(25.6)	$3,444.3
June 30, 2022
License and collaboration agreements	$3,861.9	$(1,302.2)	$(19.6)	$2,540.1
Customer relationships	740.0	(473.5)	(5.5)	261.0
Trademarks	320.5	(177.1)	(0.5)	142.9
Product formulations and technology	83.9	(61.7)	—	22.2
Total	$5,006.3	$(2,014.5)	$(25.6)	$2,966.2

(a) Includes the KKW Collaboration Agreement of $180.6 resulting from the KKW Holdings transaction on January 4, 2021 (Refer to Note 4—Business Combinations, Asset Acquisitions and Divestitures.
Amortization expense totaled $207.4, $251.2 and $233.1 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	20.9 years
Customer relationships	15.8 years
Trademarks	15.5 years
Product formulations and technology	22.3 years
As of June 30, 2022, the remaining weighted-average life of all intangible assets subject to amortization is 20.2 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2023	$200.0
2024	198.2
2025	193.7
2026	162.5
2027	152.7
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
13. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Consolidated Balance Sheets, as of June 30, 2022 are represented by the following:

	June 30, 2022	June 30, 2021
Equity method investments:
KKW Holdings (a)	$12.6	$16.2
Equity investments at fair value:
Wella (b)	830.0	1,260.0

Total equity investments	$842.6	$1,276.2

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
During the years ended June 30, 2022 and 2021, the Company recognized $3.6 and $3.2, respectively, representing its share of the investee’s net loss and the amortization of basis differences in Other income, net within the Consolidated Statements of Operations.
(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a 60% stake in Coty’s Wella Business. As of June 30, 2022 and 2021, the Company's stake in the Wella Company was 25.9% and 40.0%, respectively.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to an affiliate of KKR, KKR Rainbow Aggregator L.P. ("KKR Aggregator”) in exchange for the redemption of 290,465 shares of KKR Aggregator's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends (the "First Exchange"). On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of KKR Aggregator's remaining convertible preferred shares in Coty (the "Second Exchange"), reducing the Company’s total shareholding in the Wella Company to 25.9%. Refer to Note 23—Equity and Convertible Preferred Stock.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On March 3, 2022, Wella approved an interim distribution to its shareholders. As part of the transaction, Wella refinanced its third party debt and used $210.7 of such funds to make a distribution to the Company, which the Company has accounted for as a return of capital. In addition, on June 16, 2022, Wella approved an additional distribution to its shareholders. As part of the transaction, Wella made a distribution of $19.9 to the Company, which the Company has accounted for as a return of capital.
In May 2022, the Wella Company divested its Russian operations. The impact of the divestiture was included for valuation purposes.
The following table presents summarized financial information of the Company’s equity method investees for the years ended June 30, 2022 and 2021 (for the period of the Company’s investment). Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations information:	Year Ended June 30, 2022	Year Ended June 30, 2021(a)
Net revenues	$2,505.1	$1,317.4
Gross profit	1,706.5	846.3
Operating income (loss)	91.9	(107.3)
Loss before income taxes	(137.8)	(157.7)
Net loss	(171.7)	(174.3)

(a) As the sale of the Wella Business was completed on November 30, 2020, financial results for the Wella Company for fiscal year 2021 reflect seven months of operations.

Summarized Balance Sheets information:	June 30, 2022	June 30, 2021
Current assets	$951.4	$1,112.5
Noncurrent assets	4,577.5	4,249.4
Total assets	5,528.9	5,361.9
Current liabilities	985.7	888.5
Noncurrent liabilities	2,525.6	1,624.5
Total liabilities	3,511.3	2,513.0
As of June 30, 2022, the Wella Company had 30.0 million shares of issued common stock and 1,843.2 million shares of issued redeemable preferred stock, of which Coty held 25.9% of each class of shares. The Wella Company had total equity inclusive of redeemable preferred stock of $2,042.0 as of June 30, 2022.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended June 30, 2022. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended June 30, 2022.

Equity investments at fair value:
Balance as of June 30, 2021	$1,260.0
First Exchange	(390.6)
Second Exchange	(212.7)
Wella Distribution	(230.6)
Total gains/(losses) included in earnings	403.9
Balance as of June 30, 2022	$830.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company’s investments carried at fair value as of June 30, 2022. Included in the table are the inputs or range of possible inputs that have an

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$830.0	Discounted cash flows	Discount rate	11.25% (a)
			Growth rate	1.5% - 7.2% (a)

		Market multiple	Revenue multiple	2.0x (b)
			EBITDA multiple	12.0x – 15.0x (b)

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
The First Exchange and Second Exchange, as discussed in Note 23—Equity and Convertible Preferred Stock, were also incorporated in the valuation.
14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2022 and 2021 consist of the following:

	June 30, 2022	June 30, 2021
Advertising, marketing and licensing	$314.9	$295.7
Customer returns, discounts, allowances and bonuses	254.1	232.3
Compensation and other compensation related benefits	131.7	118.6
Value added, sales and other non-income taxes	83.1	94.0
Derivative liability for foreign currency	62.1	1.9
Restructuring costs	54.1	80.8
Interest	47.8	33.5
Auditing, consulting, legal and litigation accruals	30.8	51.1
Deferred income	21.5	10.1
Factoring - due to counterparty	12.8	25.8
Unfavorable contract liability	10.1	11.5
Due to related party	4.7	37.9
Cross currency swap liability	3.5	—
Interest rate swap liability	—	9.8
Mandatorily redeemable financial interest liability (See Note 21)	—	7.1
Other	65.9	85.9
Total accrued expenses and other current liabilities	$1,097.1	$1,096.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
15. DEBT

	June 30, 2022	June 30, 2021
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	731.8	833.3
2029 Dollar Senior Secured Notes due January 2029	500.0	—
2018 Coty Credit Agreement
2018 Coty Revolving Credit Facility due April 2023	—	670.0
2021 Coty Revolving Credit Facility due April 2025	273.6	—
2018 Coty Term A Facility due April 2023	—	114.0
2018 Coty Term B Facility due April 2025	1,239.2	1,461.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2023 Euro Notes due April 2023	—	654.7
2026 Euro Notes due April 2026	261.4	297.6
Brazilian Credit Facilities	42.4	—
Other long-term debt and capital lease obligations	0.1	0.2
Total debt	4,498.5	5,481.5
Less: Short-term debt and current portion of long-term debt	(23.0)	(24.2)
Total Long-term debt	4,475.5	5,457.3
Less: Unamortized financing fees	(41.8)	(51.7)
Less: Discount on long-term debt	(24.6)	(4.6)
Total Long-term debt, net	$4,409.1	$5,401.0
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $43.1 and $88.5, of which nil and nil were outstanding at June 30, 2022 and 2021, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 1.2% to 15.9% and from 0.4% to 2.2% as of June 30, 2022 and 2021, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 0.0% as of June 30, 2022 and 2021, respectively. In addition, the Company had undrawn letters of credit of $14.3 and $15.0 and bank guarantees of $17.2 and $31.2 as of June 30, 2022 and 2021, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2022 and 2021:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2022	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2022	Debt Discount	Repayment Schedule
Fiscal 2022
2029 Dollar Senior Secured Notes	January 2029	$500.0	4.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022	4.75%	N/A(b)	Payable in full at maturity date
2021 Coty Revolving Credit Facility (i)	April 2025	$2,000.0	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
Brazilian Credit Facilities - October 2023	October 2023	$31.9	3.48% per annum, payable quarterly in arrears beginning on July 5, 2022	3.48%	N/A(b)	Payable in full at maturity date
Brazilian Credit Facilities - September 2023	September 2023	$10.5	3.74% per annum, payable quarterly in arrears beginning on June 30, 2022	3.74%	N/A(b)	Payable in full at maturity date
Fiscal 2022 and Fiscal 2021
2026 Dollar Senior Secured Notes	April 2026	$900.0	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5.000%	N/A(b)	Payable in full at maturity date
2026 Euro Senior Secured Notes	April 2026	€700.0	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)
2018 Coty Revolving Credit Facility	April 2023	$— (f)	LIBOR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
2018 Coty Term A Facility - EUR Portion	April 2023	€— (g)		1.75%	N/A(b)	Quarterly repayments beginning September 30, 2018 at 1.25% of original principal amount
2018 Coty Term B Facility - USD Portion (i)	April 2025	$759.0 (g)	LIBOR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion (i)	April 2025	€459.3 (g)	LIBOR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%
2026 Dollar Notes	April 2026	$550.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2023 Euro Notes	April 2023	€— (h)	4.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)
2026 Euro Notes	April 2026	€250.0	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2022 and 2021, the applicable rate on the unused commitment fee was 0.25% and 0.30%, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(f)As a result of the amendments entered into in fiscal 2022, the 2018 Coty Revolving Credit Facility was refinanced and replaced by the 2021 Coty Revolving Credit Facility due April 5, 2025 (as described below).
(g)As a result of the debt prepayments in fiscal 2022 (as described below), the capacities of the 2018 Coty Term A Facility - EUR portion, and the 2018 Coty Term B Facility - USD portion and - EUR portion permanently decreased from €95.7, $849.0 and €514.8, respectively.
(h)The 2023 Euro Notes were fully redeemed in the fourth quarter of fiscal 2022 (as described below).
(i)Except as described below in amendments to the 2018 Coty Credit Agreement (as defined below), original terms of the 2018 Coty Credit Agreement apply to these debt facilities.
Recent Developments
Brazilian Credit Facilities
On April 1, 2022, a wholly-owned subsidiary of the Company entered into two separate agreements that mature in September and October 2023, which established new U.S. Dollar-denominated credit facilities in Brazil (the “Brazilian Credit Facilities”) in the amounts of $10.5 and $31.9, respectively.
Early Bond Redemption
The Company issued a notice of full redemption of the 2023 Euro Notes (as defined below) on February 15, 2022 and redeemed the 2023 Euro Notes on April 15, 2022 in the amount of €550.0 million (approximately $606.4). The Company utilized cash on hand of $480.7 and drew down $125.7 on the 2021 Coty Revolving Credit Facility (as defined below) for the redemption.
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
On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, Coty received initial cash proceeds of $2,451.7 for the sale of its 60% stake in the Wella Business and its pro rata share of Wella's return of capital distribution of $448.0, and retained a 40% stake in Wella (see Note 4—Business Combinations, Asset Acquisitions and Divestitures). In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized $2,015.5 of the net proceeds to pay down its 2018 Coty Term A and B Facilities on a pro rata basis and reserved a maximum of $500.0 for reinvestment in the business, as defined in the 2018 Coty Credit Agreement, as amended, ("the Reinvestment Balance"). As a result of the prepayments, the outstanding balances of the 2018 Coty Term A and B Facilities were reduced by $1,135.7 and $879.8, respectively.
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
The Senior Unsecured Notes are senior unsecured debt obligations of the Company and will be pari passu in right of payment with all of the Company’s existing and future senior indebtedness (including the 2018 Coty Credit Facilities). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors. The Senior Unsecured Notes are senior unsecured obligations of the Company and are effectively junior to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The 2026 Dollar and Euro Notes will mature on April 15, 2026. The 2026 Dollar Notes will bear interest at a rate of 6.50% per annum. The 2026 Euro Notes will bear interest at a rate of 4.75% per annum. Interest on the 2026 Dollar and Euro Notes is payable semi-annually in arrears on April 15 and October 15 of each year.
See the above Recent Developments section for the early redemption of the 2023 Euro Notes in the fourth quarter of fiscal 2022.
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
Optional Redemption
As of June 30, 2022, the Company may at any time redeem some or all of the 2026 Dollar Notes and 2026 Euro Notes, respectively, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

	Price
Year	2026 Dollar Notes	2026 Euro Notes
2022	103.2500%	102.3750%
2023	101.6250%	101.1875%
2024 and thereafter	100.0000%	100.0000%
Deferred Issuance Costs
For the fiscal years ended June 30, 2022, 2021 and 2020, the Company capitalized deferred financing fees of $9.2, $25.4, and $13.4, respectively. The Company incurred $27.0, $0.0 and $0.8 in third-party debt issuance costs during the fiscal years ended June 30, 2022, 2021 and 2020, respectively, which were recorded as Other income, net in the Consolidated Statement of Operations.
Write-offs
In fiscal 2022, the Company wrote off $4.7 of unamortized deferred financing fees and $0.4 of unamortized debt discounts due to the early redemption of the 2023 Euro Notes, the prepayments of the 2018 Coty Term A and B Facilities and the refinancing of the 2018 Coty Revolving Credit Facility. In fiscal 2021, the Company wrote off $21.1 of unamortized deferred financing fees and $3.1 of unamortized debt discounts as the prepayments of the 2018 Coty Term A and B Facilities were considered partial extinguishments of debt. There were no write offs in fiscal 2020. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other income, net in the Consolidated Statements of Operations.
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
Fair Value of Debt

	June 30, 2022		June 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,131.8	$1,914.1	$1,733.3	$1,749.1
2018 Coty Credit Agreement	1,512.8	1,451.5	2,245.7	2,188.5
Senior Unsecured Notes	811.4	733.5	1,502.3	1,500.5
Brazilian Credit Facilities	42.4	48.2	—	—
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services or utilizes the USD LIBOR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2022, are presented below:

Fiscal Year Ending June 30,
2023	$22.9
2024	65.3
2025	1,467.0
2026	2,443.2
2027	—
Thereafter	500.0
Total	$4,498.4
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
As of June 30, 2022, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2022, 2021 and 2020.

Lease Cost:	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Operating lease cost	$90.4	$87.1	$97.0
Short-term lease cost	1.2	0.8	2.3
Variable lease cost	39.3	49.5	53.4
Sublease income	(20.0)	(14.9)	(4.8)
Net lease cost	$110.9	$122.5	$147.9
Other information:
Operating cash outflows from operating leases	(83.8)	(132.4)	$(100.9)
Right-of-use assets obtained in exchange for lease obligations	104.9	27.8	$6.3

Weighted-average remaining lease term - real estate	7.6 years	6.4 years	6.9 years
Weighted-average discount rate - real estate leases	3.85%	3.57%	3.09%
During fiscal 2022, 2021 and 2020, the Company recorded asset impairment charges of $1.0, $0.6 and $7.8, respectively. The fiscal 2020 impairment charges are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and primarily relate to abandonment of a retail store no longer in use.
Future minimum lease payments for the Company’s operating leases as of June 30, 2022 are as follows:

Fiscal Year Ending June 30,
2023	$80.6
2024	63.0
2025	52.8
2026	44.2
2027	37.8
Thereafter	134.7
Total future lease payments	413.1
Less: imputed interest	(63.1)
Total present value of lease liabilities	$350.0
Current operating lease liabilities	67.8
Long-term operating lease liabilities	282.2
Total operating lease liabilities	$350.0

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.
17. INCOME TAXES
Income (loss) from continuing operations before income taxes in fiscal 2022, 2021 and 2020 is presented below:

	Year Ended June 30,
	2022	2021	2020
United States	$(277.5)	$(434.4)	$(960.3)
Foreign	704.3	194.6	(507.3)
Total	$426.8	$(239.8)	$(1,467.6)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The components of the Company’s total provision (benefit) for income taxes from continuing operations during fiscal 2022, 2021 and 2020 are presented below:

	Year Ended June 30,
	2022	2021	2020
Provision (benefit) for income taxes on continuing operations:
Current:
Federal	$6.6	$3.8	$—
State and local	(6.0)	14.9	(0.3)
Foreign	152.1	55.2	90.7
Total	152.7	73.9	90.4
Deferred:
Federal	(2.7)	41.1	(286.7)
State and local	(12.8)	5.4	(50.6)
Foreign	27.6	(292.4)	(130.8)
Total	12.1	(245.9)	(468.1)
Provision (benefit) for income taxes on continuing operations	$164.8	$(172.0)	$(377.7)
During fiscal 2022, the Company recorded a provision of $164.8 primarily due to the limitation on the deductibility of executive stock compensation and tax costs associated with the Russia exit, offset by large fair value gains related to the investment in the Wella business.
During fiscal 2021, the Company recorded a benefit of $234.4 as a result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the Company’s relocation of the main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch tax authorities and per terms of the agreements, will be reevaluated after three years. The Company also recorded an expense of $130.0 related to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its equity investment in Wella.
During fiscal 2020, the Company recorded a benefit of $105.7 for the capital loss generated as a result of the disposition of its investment in Younique.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2022, 2021 and 2020 is presented below:

	Year Ended June 30,
	2022	2021	2020
Income (loss) from continuing operations before income taxes	$426.8	$(239.8)	$(1,467.6)
Provision (benefit) for income taxes at statutory rate	$89.6	$(50.4)	$(308.2)
State and local taxes—net of federal benefit	(14.9)	26.3	(28.0)
Foreign tax differentials	(16.4)	(23.3)	7.2
Change in valuation allowances	(2.3)	(3.8)	7.4
Change in unrecognized tax benefit	(10.6)	(18.0)	21.3
Permanent differences—net	25.4	(13.1)	14.3
Non-deductible executive stock compensation	37.1	—	—
Dispositions of business assets	12.7	—	—
Russia exit	24.1	—	—
Goodwill impairment	—	—	26.1
Principal relocation	—	(234.4)	—
Post-divestiture restructuring	—	130.0	—
Gain on sale of business adjustment	—	—	(132.1)
Other	20.1	14.7	14.3
Provision (benefit) for income taxes on continuing operations	$164.8	$(172.0)	$(377.7)
Effective income tax rate	38.6%	71.7%	25.7%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Significant components of deferred income tax assets and liabilities as of June 30, 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Deferred income tax assets:
Inventories	$8.3	$9.7
Accruals and allowances	58.6	86.4
Sales returns	17.3	16.4
Share-based compensation	5.1	5.8
Employee benefits	60.3	101.6
Net operating loss carry forwards and tax credits	296.4	295.4
Capital loss carry forwards	1.1	1.1
Interest expense limitation carry forward	28.5	15.5
Lease liability	30.6	24.3
Principal relocation lease liability	434.0	487.8
Property, plant and equipment	—	7.7
Other	31.7	36.8
Less: valuation allowances	(41.7)	(33.4)
Net deferred income tax assets	930.2	1,055.1
Deferred income tax liabilities:
Intangible assets	811.9	892.1
Property, plant and equipment	9.2	—
Licensing rights	25.7	23.3
Right of use asset	31.2	27.4
Other	69.4	28.7
Deferred income tax liabilities	947.4	971.5
Net deferred income tax (liability) asset	$(17.2)	$83.6
The expirations of tax loss carry forwards, amounting to $1,074.7 as of June 30, 2022, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2023	$—	$—	$1.5	$1.5
2024	—	—	3.5	3.5
2025	—	60.2	11.6	71.8
2026	—	33.0	1.9	34.9
2027 and thereafter	—	712.9	250.1	963.0
Total	$—	$806.1	$268.6	$1,074.7
The total valuation allowances recorded are $41.7 and $33.4 as of June 30, 2022 and 2021, respectively. In fiscal 2022, the change in the valuation allowance was primarily due to a valuation allowance recorded in the current period.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2022	2021	2020
UTBs—July 1	$279.9	$277.9	$263.6
Additions based on tax positions related to the current year	1.7	32.1	15.9
Additions for tax positions of prior years	20.8	—	42.9
Reductions for tax positions of prior years	(29.4)	(4.5)	(27.6)
Settlements	(0.2)	(0.4)	(0.1)
Lapses in statutes of limitations	(14.1)	(33.3)	(12.7)
Foreign currency translation	(7.1)	8.1	(4.1)
UTBs—June 30	$251.6	$279.9	$277.9
As of June 30, 2022, the Company had $251.6 of UTBs of which $174.8 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2022 and 2021, the liability associated with UTBs, including accrued interest and penalties, is $191.8 and $181.2, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
The Company accrued interest of $4.2, $0.8 and $3.2, respectively, in fiscal 2022, 2021 and 2020. The Company accrued no penalties in fiscal 2022 and fiscal 2020, but released penalties of $0.5 in fiscal 2021. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2022 and 2021 is $26.4 and $21.7, respectively.
The Company is present in approximately 40 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2022 and 2021, the Company recognized a tax benefit of $14.3 and $33.7 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2022, it is reasonably possible that a decrease of up to $17.8 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.
18. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2022, 2021 and 2020 is presented below:

	Year Ended June 30,
	2022	2021	2020
Interest expense	$241.2	$231.8	$233.3
Foreign exchange (gains) losses, net of derivative contracts	(10.0)	6.8	14.8
Interest income	(7.2)	(3.5)	(5.4)
Total interest expense, net	$224.0	$235.1	$242.7
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
During fiscal 2022, 2021 and 2020, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $13.6, $15.8 and $20.5, respectively, and the defined contribution expense for the international savings plans was $9.7, $12.0 and $14.1, respectively. Defined contribution expense includes amounts related to discontinued operations, which are not material for any period.
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
Settlements and Curtailments for Pension Plans
As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s non-U.S. pension plans. As a result, the Company recognized curtailment gains of $1.3, $6.9 and $14.1 during the years ended June 30, 2022, 2021 and 2020, respectively. Additionally, the Company recognized settlement losses of $1.8 and $3.8, of which $1.4 and $2.3 were related to restructuring actions during the years ended June 30 2022 and June 30, 2021, respectively. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense, net in the Consolidated Statements of Operations.
Plan Amendments for Pension Plans - There were no Plan amendments as of June 30, 2022.
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
Settlements and Curtailments for OPEB Plans - As part of the Turnaround Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s U.S. OPEB Plans. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other income, net in the Consolidated Statements of Operations.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2022	2021	2022	2021	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation—July 1	$18.9	$18.5	$515.9	$753.2	$50.2	$53.7	$585.0	$825.4
Service cost	—	—	9.1	18.4	0.8	1.0	9.9	19.4
Interest cost	0.5	0.5	5.9	8.4	0.8	1.3	7.2	10.2
Plan participants’ contributions	—	—	1.5	4.3	0.2	0.2	1.7	4.5
Benefits paid	(2.1)	(0.6)	(15.1)	(16.2)	(2.2)	(2.3)	(19.4)	(19.1)
New employees transfers in	—	—	4.2	29.7	—	—	4.2	29.7
Premiums paid	—	—	(0.5)	(1.3)	—	—	(0.5)	(1.3)
Pension curtailment	—	—	(1.6)	(6.6)	—	—	(1.6)	(6.6)
Acquisitions/Divestitures	—	—	—	(303.4)	—	(0.6)	—	(304.0)
Pension settlement	—	—	(39.3)	(47.0)	—	—	(39.3)	(47.0)
Actuarial loss (gain)	(2.8)	0.5	(86.8)	35.4	(10.9)	(2.8)	(100.5)	33.1
Plan combinations	—	—	—	—	—	—	—	—
Effect of exchange rates	—	—	(49.6)	41.0	(0.1)	(0.3)	(49.7)	40.7
Benefit obligation—June 30	$14.5	$18.9	$343.7	$515.9	$38.8	$50.2	$397.0	$585.0

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$159.1	$274.1	$—	$0.5	$159.1	$274.6
Actual return on plan assets	—	—	(11.6)	24.6	—	—	(11.6)	24.6
Employer contributions	2.1	0.6	15.7	25.9	2.0	2.0	19.8	28.5
Plan participants’ contributions	—	—	1.5	4.3	0.2	0.2	1.7	4.5
Benefits paid	(2.1)	(0.6)	(15.1)	(16.2)	(2.2)	(2.3)	(19.4)	(19.1)
New employees transfers in	—	—	4.2	29.7	—	—	4.2	29.7
Premiums paid	—	—	(0.5)	(1.3)	—	—	(0.5)	(1.3)
Plan settlements	—	—	(39.1)	(46.5)	—	—	(39.1)	(46.5)
Acquisitions/Divestitures	—	—	—	(148.6)	—	(0.4)	—	(149.0)
Effect of exchange rates	—	—	(12.7)	13.1	—	—	(12.7)	13.1
Fair value of plan assets—June 30	—	—	101.5	159.1	—	—	101.5	159.1
Funded status—June 30	$(14.5)	$(18.9)	$(242.2)	$(356.8)	$(38.8)	$(50.2)	$(295.5)	$(425.9)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2022 and 2021, are presented below (this table excludes discontinued operations):

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2022	2021	2022	2021	2022	2021	2022	2021
Noncurrent assets	$—	$—	$1.4	$—	$—	$—	$1.4	$—
Current liabilities	(1.3)	(2.0)	(0.8)	(0.7)	(2.6)	(2.6)	(4.7)	(5.3)
Noncurrent liabilities	(13.2)	(16.9)	(242.8)	(356.1)	(36.2)	(47.6)	(292.2)	(420.6)
Funded status	(14.5)	(18.9)	(242.2)	(356.8)	(38.8)	(50.2)	(295.5)	(425.9)
AOC(L)/I	3.5	0.3	39.8	(31.2)	17.6	7.7	60.9	(23.2)
Net amount recognized	$(11.0)	$(18.6)	$(202.4)	$(388.0)	$(21.2)	$(42.5)	$(234.6)	$(449.1)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The projected benefit obligation actuarial gain of $89.6 for the fiscal year ended June 30, 2022 was primarily driven by a significant increase in discount rates since fiscal year ended June 30, 2021. The actuarial gain in the projected benefit obligation was partially offset by the asset loss of $16.0 as a result of worse than expected asset performance, particularly in Switzerland and Germany. For the fiscal year ended June 30, 2021, the projected benefit obligation actuarial loss of $35.9 was primarily driven by a decrease in discount rates since June 30, 2020. The actuarial loss was the cumulative impact of the decrease in discount rates at (i) the remeasurement as of November 30, 2020 due to the Wella divestiture and (ii) the measurement as of fiscal year ended June 30, 2021. The actuarial loss in the projected benefit obligation was partially offset by the asset gain of $18.3 as a result of better than expected asset performance, particularly in Germany.

During fiscal 2022 the retiree medical and life insurance plan experienced a gain on the liability of $10.9 primarily driven by the increase in the discount rate. Retirees waiving medical coverage, updated medical trend, and a change in the plan participation assumption for active participants to 50% HSA and 50% OAP also contributed to the gain. The gain was slightly offset due to updated claims and mortality assumption changes. During fiscal 2021 the retiree medical and life insurance plan experienced a gain on the liability of $2.8 primarily due to retirees waiving medical coverage this year that had coverage last year, and updated claims, mortality and discount rate assumptions. The gain was slightly offset due to updated medical trend assumptions.
The accumulated benefit obligation for the U.S. defined benefit pension plans was $14.5 and $18.9 as of June 30, 2022 and 2021, respectively. The accumulated benefit obligation for international defined benefit pension plans was $333.0 and $498.4 as of June 30, 2022 and 2021, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2022	2021	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$14.5	$18.9	$328.8	$493.4	$14.5	$18.9	$328.8	$501.1
Accumulated benefit obligation	14.5	18.9	319.0	479.3	14.5	18.9	319.0	498.4
Fair value of plan assets	—	—	85.3	138.0	—	—	85.3	144.7
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$9.1	$18.4	$33.1	$0.8	$1.0	$1.1	$9.9	$19.4	$34.2
Interest cost	0.5	0.5	0.6	5.9	8.4	9.1	0.8	1.3	1.7	7.2	10.2	11.4
Expected return on plan assets	—	—	—	(4.5)	(6.3)	(8.4)	—	—	—	(4.5)	(6.3)	(8.4)
Amortization of prior service (credit) cost	—	—	—	(0.1)	(0.3)	(0.8)	(0.3)	(3.3)	(5.9)	(0.4)	(3.6)	(6.7)
Amortization of net (gain) loss	0.4	1.5	0.7	(0.2)	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)	—	1.2	0.5
Settlements (gain) loss recognized	—	—	—	1.8	3.8	(0.2)	—	—	—	1.8	3.8	(0.2)
Curtailment (gain) loss recognized	—	—	—	(1.3)	(6.9)	(14.1)	—	—	(0.8)	(1.3)	(6.9)	(14.9)
Net periodic benefit cost	$0.9	$2.0	$1.3	$10.7	$16.9	$18.6	$1.1	$(1.1)	$(4.0)	$12.7	$17.8	$15.9
Net periodic benefit costs include amounts related to discontinued operations of $0.0, $6.2, and $14.4 for the years ended June 30, 2022, 2021 and 2020, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Net actuarial (loss) gain	$3.5	$0.3	$39.0	$(32.1)	$17.1	$6.9	$59.6	$(24.9)
Prior service credit (cost)	—	—	0.8	0.9	0.5	0.8	1.3	1.7
Total recognized in AOC(L)/I	$3.5	$0.3	$39.8	$(31.2)	$17.6	$7.7	$60.9	$(23.2)
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Net actuarial (loss) gain	$2.8	$(0.5)	$71.1	$(17.1)	$10.9	$2.8	$84.8	$(14.8)
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.1)	(0.7)	(0.3)	(3.3)	(0.4)	(4.0)
Recognized net actuarial (gain) loss	0.4	1.5	1.7	3.6	(0.2)	(0.1)	1.9	5.0
Prior service credit (cost)	—	—	—	—	—	—	—	—
Effect of exchange rates	—	—	(1.7)	0.1	(0.5)	0.3	(2.2)	0.4
Total recognized in OCI/(L)	$3.2	$1.0	$71.0	$(14.1)	$9.9	$(0.3)	$84.1	$(13.4)
Changes in plan assets and benefit obligations recognized in OCI/(L) excludes $(19.2) of discontinued operations for the year ended June 30, 2021.
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2022	2021	2022	2021	2022	2021
Discount rates	4.0%-4.7%	2.4%-2.6%	2.3%-3.4%	0.3%-1.6%	2.9%-4.7%	1.5%-2.8%
Future compensation growth rates	N/A	N/A	1.1%-3.2%	1.0%-2.5%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2022, 2021 and 2020 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rates	2.4%-2.6%	2.5%-2.8%	3.2%-3.6%	0.3%-1.6%	0.4%-6.7%	0.4%-8.4%	1.5%-2.8%	1.7%-2.8%	1.7%-3.5%
Future compensation growth rates	N/A	N/A	N/A	1.0%-2.5%	1.5%-6.7%	1.0%-5.8%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	1.3%-3.8%	1.0%-5.8%	1.4%-8.9%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2022	2021	2020
Health care cost trend rate assumed for next year	6.7%	7.5%-7.6%	6.8%-7.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2029	2027	2026
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
The target asset allocations for the Company’s pension plans as of June 30, 2022 and 2021, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2022	2021
Equity securities	40%	38%	42%
Fixed income securities	45%	42%	36%
Cash and other investments	15%	20%	22%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2022 and 2021 are presented below:

	Level 1		Level 2		Level 3		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Equity securities	$32.5	$50.7	$—	$—	$—	$—	$32.5	$50.7
Fixed income securities:
Corporate securities	33.8	33.0	—	—	—	—	33.8	33.0
Other:
Cash and cash equivalents	1.6	0.2	—	—	—	—	1.6	0.2
Insurance contracts and other	—	—	—	—	33.6	75.2	33.6	75.2
Total pension plan assets	$67.9	$83.9	$—	$—	$33.6	$75.2	$101.5	$159.1
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2022 and 2021 are presented below:

	June 30, 2022	June 30, 2021
Insurance contracts:
Fair value—July 1	$75.2	$148.0
Return on plan assets	(7.5)	3.6
Purchases, sales and settlements, net	(31.6)	(82.4)
Effect of exchange rates	(2.5)	6.0
Fair value—June 30	$33.6	$75.2
Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $20.6 and $2.5 to its international pension and other post-employment benefit plans, respectively, during fiscal 2023.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2023	$1.3	$20.2	$2.5	$24.0
2024	1.3	17.0	2.7	21.0
2025	1.2	17.1	2.9	21.2
2026	1.2	17.8	2.9	21.9
2027	1.2	18.1	3.0	22.3
2028 - 2032	5.4	95.1	15.7	116.2
20. DERIVATIVE INSTRUMENTS
Foreign Exchange Risk Management
The Company is exposed to foreign currency exchange fluctuations through its global operations. The Company reduces its exposure to fluctuations in foreign exchange rates by creating offsetting positions through the use of derivative instruments, including forward foreign exchange contracts and by designating foreign currency denominated borrowings and cross-currency swaps as hedges of net investments in foreign subsidiaries. The Company expects that through hedging, any gain or loss on the derivative instruments would generally offset the expected increase or decrease in the value of the underlying forecasted transactions.
In September 2019, the Company entered into cross-currency swap contracts in the notional amount of $550.0 and designated these cross-currency swaps as hedges of its net investment in certain foreign subsidiaries. In September 2020, the Company terminated these net investment cross currency swap derivatives in exchange for cash payment of $37.6. The related loss from this termination is included in AOCI/(L) until the sale or substantial liquidation of the underlying investments.
On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a majority stake in the Wella Business. As part of the transaction, on December 1, 2020, the Company entered into a novation agreement with Wella to assign all of its existing foreign exchange forward contracts and related obligation executed by the Company in connection with the Wella Business.
As of June 30, 2022 and 2021, the notional amounts of the outstanding forward foreign exchange contracts designated as cash flow hedges were $30.0 and $0.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of June 30, 2022

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
and 2021, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $2,403.8 and $816.7, respectively.
Interest Rate Risk
The Company is exposed to interest rate fluctuations related to its variable rate debt instruments. The Company reduces its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of derivative instruments, such as interest rate swap contracts. The interest rate swap contracts result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt that was hedged. This will reduce the negative impact of increases in the variable rates over the term of the contracts. Hedge effectiveness of interest rate swap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value.
During September 2019, the Company entered into incremental interest rate swap contracts in the notional amount of $1,000.0, which extended the maturity of the interest rate swap portfolio from 2021 through 2023.
In fiscal 2021 and 2022, the Company terminated certain existing interest rate swaps with notional amounts of $700.0 and $200.0 in exchange for cash payments of $4.9 and $1.9, respectively. The related losses from these terminations are included in Interest expense, net, within the Consolidated Statement of Operations.
As of June 30, 2022 and 2021, the Company had interest rate swap contracts designated as effective hedges in the notional amounts of $800.0 and $1,900.0, respectively. These interest rate swaps are designated and qualify as cash flow hedges.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments.
As a result of the prepayments of the 2018 Coty Term A and B Facilities, as described in Note 15—Debt, and implementation of the foreign exchange forward contracts, foreign currency denominated borrowings designated as net investment hedges decreased from nominal exposures of €1,809.5 million as of June 30, 2021 to €289.0 million as of June 30, 2022. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June 2022, the Company entered into certain forward repurchase contracts to start hedging for a potential $200.0 share buyback program in 2024. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Net income (loss) in the Consolidated Statements of Operations. Refer to Note 23—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $41.7 and $5.4 as of June 30, 2022 and 2021, respectively.
The accumulated loss on cross currency swaps designated as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of June 30, 2022 and 2021.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2022	2021	2020
Foreign exchange forward contracts	$(1.0)	$(0.3)	$1.3
Interest rate swap contracts	13.9	1.0	(50.3)
Cross-currency swap contracts	—	(25.1)	(12.5)
Net investment hedges	36.3	(256.5)	47.1
The accumulated gain (loss) on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $4.3 and $(15.5) as of June 30, 2022 and 2021, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $2.6. As of June 30, 2022, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2022			2021			2020
	Net Revenues	Cost of sales	Interest expense, net	Net Revenues	Cost of sales	Interest expense, net	Net Revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain reclassified from AOCI into income	$—	$1.7	$—	$1.0	$—	$—	$0.6	$—	$—
Interest rate swap contracts:
Amount of loss reclassified from AOCI into income	—	—	(13.0)	—	—	(36.1)	—	—	(10.8)
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2022	2021	2020
Foreign exchange contracts	Selling, general and administrative expenses	$(0.1)	$0.1	$(0.8)
Foreign exchange contracts	Interest income (expense), net	2.7	26.3	(3.1)
Foreign exchange and forward repurchase contracts	Other income (expense), net	18.4	(0.6)	0.4

21. MANDATORILY REDEEMABLE FINANCIAL INTEREST
United Arab Emirates subsidiary
The Company is required under a shareholders agreement to purchase all of the shares held by the noncontrolling interest holder equal to 25% of the outstanding shares of a certain subsidiary in the United Arab Emirates (the “U.A.E. subsidiary”) at the termination of the agreement on December 31, 2020. The final purchase price of $7.1 was paid in July 2021. Prior to the cash purchase of the remaining noncontrolling interest, the noncontrolling interest balance was recorded as a mandatorily redeemable financial instrument (“MRFI”) liability. As of June 30, 2022 and 2021, the liability amounted to $0.0 and $7.1, respectively.
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
22. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2022, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East.

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
Subsidiary in the Middle East
As of June 30, 2022, the noncontrolling interest holder in the Company’s subsidiary in the Middle East (“Middle East Subsidiary”) had a 25% ownership share. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $69.8 and $84.1 as the redeemable noncontrolling interest balances as of June 30, 2022 and 2021, respectively.

Middle East
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
23. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2022, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2022, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 839.2 million.
In the fiscal years ended June 30, 2022, 2021, and 2020, the Company issued 3.3, 1.7, and 1.4 million shares of its Class A Common Stock, respectively, and received nil, nil, and $2.7, in cash, respectively, in connection with the exercise of employee stock options and settlement of RSUs and special incentive awards.
In the fiscal years ended June 30, 2022, 2021, and 2020, the Company issued 69.9, 0.0, and 0.0 million shares of its Class A Common Stock, respectively, as a result of conversions of Series B Preferred Stock.
During the fiscal year ended June 30, 2021, the Company reacquired 0.8 million of the 1.4 million shares of Class A Common Stock issued the grant of restricted stock awards during the year ended June 30, 2020. Of the 0.8 million shares of Class A Common Stock reacquired, 0.1 million were withheld for employee taxes due on vested restricted stock awards and 0.7 million were for restricted stock awards forfeited during the year ended, June 30, 2021.
During the fiscal years ended June 30, 2022, 2021 and 2020, Cottage Holdco B.V. (“Cottage”), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), and JABC acquired 0.0, 0.3 and 10.6 million shares, respectively, of Class A Common Stock in the open market. During the year ended June 30, 2020, JABC acquired 3.3 million shares of Class A Common Stock from the Company’s former CEO and elected to receive 7.3 million shares of Class A Common Stock, under the Company’s dividend reinvestment program. The Company did not receive any proceeds from these stock purchases conducted by Cottage or JABC.
As of June 30, 2022, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 54% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021,

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Cottage Holdco B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 24—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of June 30, 2022, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of June 30, 2022, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
(b)This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2022. An (income) expense of $(0.2), $0.8 and $(1.9) was recorded during fiscal 2022, 2021 and 2020, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
As of June 30, 2022, total issued and outstanding shares of Series A and Series A-1 Preferred Stock are 1.5 million and nil, respectively. Of the 1.5 million outstanding shares of Series A Preferred Stock, 1.0 million shares vested on March 27, 2017 and 0.5 million shares were forfeited but remain outstanding pending cancellation. As of June 30, 2022, the Company classified nil Series A and Series A-1 Preferred Stock as equity and $0.7 as a liability, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.

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
On September 30, 2021, the Company entered into a definitive agreement to sell a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of Series B Preferred Stock and $22.5 of unpaid dividends, as previously defined as the First Exchange. As a result, the Series B Preferred Stock, net of issuance costs, and related accrued dividends were reclassified from temporary equity to a liability as Mandatorily redeemable Convertible Series B Preferred Stock as of September 30, 2021. Upon reclassification, the Company measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in an increase of $93.6. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. The First Exchange was completed on October 20, 2021. Upon closing, the Company re-measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in a decrease of $6.5. Such adjustment is considered a gain on extinguishment and is included in Other (income) expense, net in the Consolidated Statements of Operations. A key input in determining the fair value of the liability was based on the Company's share price as of the measurement date. As this liability is not actively traded, it is classified as a Level 2 fair value measurements. Upon closing of the First Exchange, the Company recognized a non-monetary loss of $2.9 and is included in Other income, net in the Consolidated Statements of Operations. See Note 13—Equity Investments for additional information.
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
On November 6, 2021, the Company entered into a definitive agreement to sell an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption or conversion of 154,683 shares of Series B Preferred Stock, as previously defined as the Second Exchange. The Second Exchange closed on November 30, 2021. Upon closing, the Company recognized $66.4 in excess of the fair value of the consideration transferred in exchange for the redemption of the Series B Preferred Stock. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. As of December 31, 2021, KKR has fully redeemed/exchanged all of their Series B Preferred Stock. See Note 13—Equity Investments for additional information.
In October 2021, the Company paid the remaining accrued dividends on the Series B Preferred Stock that were outstanding as of June 30, 2021, totaling $25.1. As a result, $4.4 of previously recorded fair value adjustments for unpaid dividends were reversed through additional paid-in capital (“APIC”) and was considered a deemed contribution.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended June 30, 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3, which was paid on July 1, 2022. Additionally, on April 1, 2022 the Company paid previously accrued dividends that were outstanding as of March 31, 2022, totaling $3.3. During the twelve months ended June 30, 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $35.2 of which $30.7 was paid and $1.2 was converted as part of the November 10, 2021 conversion. As of June 30, 2022 and June 30, 2021, the Series B Preferred Stock had outstanding accrued dividends of $3.3 and $74.1, respectively.
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
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2022.
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
The following dividends were declared during fiscal year 2020:

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
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Consolidated Balance Sheet as of June 30, 2022 was $(0.8) which represents dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made a payment of $1.4 for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2022. Thus, total dividends settled in cash during the twelve months ended June 30, 2022 was $1.4.
Total accrued dividends on unvested RSUs and phantom units of $1.4 and $0.5, and $2.4 and $1.7 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Consolidated Balance Sheets as of June 30, 2022 and 2021, respectively.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2020	$(43.0)	$261.9	$(683.8)	$8.7	$(456.2)
Other comprehensive income (loss) before reclassifications	0.6	(294.1)	424.5	(24.2)	106.8
Net amounts reclassified from AOCI/(L) (a)	26.9	—	—	0.6	27.5
Net current-period other comprehensive income (loss)	27.5	(294.1)	424.5	(23.6)	134.3
Ending balance at June 30, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	11.0	36.3	(511.5)	58.0	(406.2)
Net amounts reclassified from AOCI/(L) (a)	8.8	—	—	1.4	10.2
Net current-period other comprehensive income (loss)	19.8	36.3	(511.5)	59.4	(396.0)
Ending balance at June 30, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)

(a) Amortization of actuarial gains of $1.6 and $0.9, net of taxes of $0.2 and $0.3, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2022 and 2021, respectively (see Note 19—Employee Benefit Plans).

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Such repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2022, the Company has $396.8 remaining under the Incremental Repurchase Program. There were no share repurchase activities during the years ended June 30, 2022, 2021 and 2020 under the Incremental Repurchase Program.
In June 2022, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for a potential $200.0 share buyback program in 2024. In connection with the Forward transactions, the Company incurred certain execution fees of $2.0, which was recognized as a premium to the forward price recorded at inception and amortized ratably over the contract period.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract period. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread was 6.4% as of June 30, 2022.
The Forward agreements with two of the Counterparties, which purchased approximately 13.7 million and 3.8 million shares of the Company’s Class A Common Stock in June 2022, respectively, require the Company to: (i) repurchase the shares on or before June 6, 2024 at a price based on the weighted average of the daily volume weighted average price (“VWAP”) during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
Simultaneously, the remaining Counterparty purchased approximately 7.1 million shares of the Company’s Class A Common Stock during June 2022. This Forward requires the Company to pay or receive the difference between the Final Price and Initial Price established at inception of the Forward on or before June 6, 2024.
In addition, the Forwards include a provision for a potential true-up in cash upon specified changes in the price of the Company’s Class A Common Stock relative to the Initial Price (“Hedge Valuation Adjustment”). Such Hedge Valuation Adjustment shall not result in a termination date or any adjustment of the number of Coty’s Class A Common Stock shares purchased by the Counterparties at inception.
In the event, the Company declares and pays any cash dividends on its Class A Common Stock, the Forward Counterparties will be entitled to such dividend payments and payable at termination of the Forwards.
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other income, net in the Consolidated Statement of Operations.
24. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2022, up to 74.1 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans, of which 40.1 million shares were available. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Total share-based compensation from continuing operations is shown in the table below:

	2022	2021	2020
Equity plan expense (a)	$195.4	$25.4	$24.8
Equity plan modified and cash settled	—	0.9	18.3
Liability plan expense (income)	0.1	1.6	(2.0)
Fringe expense	2.3	0.5	1.1
Total share-based compensation expense	$197.8	$28.4	$42.2

(a) Equity plan shared-based compensation expense of $195.4 and $27.4 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2022 and 2021, respectively. Of the $195.4 and $27.4 for the fiscal years ended June 30, 2022 and 2021, respectively, $0.0 and $2.0 was reclassified to discontinued operations.
The share-based compensation expense for fiscal 2022, 2021 and 2020 of $197.8, $28.4 and $42.2, respectively, includes $202.0, $34.7, and $48.9 expense for the respective period offset by $(4.2), $(6.3) and $(6.7) of income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments. During fiscal 2020, $18.3 of share-based compensation expense related to the repurchase of Series A-1 Preferred Stock shares from the Company’s former CEO.
As of June 30, 2022, the total unrecognized share-based compensation expense related to unvested stock options, Series A and Series A-1 Preferred Stock, restricted stock, and restricted stock units and other share awards is $2.2, $0.0, $3.1 and $155.6, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A and A-1 Preferred Stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 1.07, 0.00, 1.72 and 1.42 years, respectively.
Non-Qualified Stock Options
During fiscal 2022, 2021 and 2020, the Company granted 0.0 million, 0.0 million and 2.2 million non-qualified stock option awards, respectively. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
During fiscal 2020, the share-based compensation expense recognized on non-qualified stock options is based upon the fair value on the grant date estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

2020
Expected life	7.4 years
Risk-free interest rate	1.63%
Expected volatility	41.67%
Expected dividend yield	4.10%
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding non-qualified stock options as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2021	13.4	$13.00
Forfeited	(7.6)	13.12
Outstanding at June 30, 2022	5.8	$12.85
Vested and expected to vest at June 30, 2022	5.2	$13.13	$—	6.11
Exercisable at June 30, 2022	3.5	$13.59	$—	5.88
Of the 5.8 million stock options outstanding at June 30, 2022, 2.5 million vest on the fifth anniversary of the grant date and 3.3 million vest on the graded vesting schedule.
As of June 30, 2022, the grant prices of the outstanding options ranged from $8.65 to $18.55, and the grant prices for exercisable options ranged from $9.20 to $18.55.
A summary of the aggregated weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised for fiscal 2020 is presented below:

2020
Weighted-average grant date fair value of stock options	$3.41
Intrinsic value of options exercised	6.1
The Company’s non-vested non-qualified stock options as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2021	12.8	$2.84
Vested	(3.9)	4.39
Forfeited	(6.6)	3.61
Non-vested at June 30, 2022	2.3	$3.14
The share-based compensation expense recognized on the non-qualified stock options was $(0.9), $0.5 and $3.6 during fiscal 2022, 2021 and 2020, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 0.0 million, 0.1 million and 0.8 million shares in fiscal 2022, 2021 and 2020, respectively, and received matching non-qualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus Long-Term Incentive Plan (“Omnibus LTIP”). There was no share-based compensation expense recorded in connection with Purchased Shares for fiscal 2022, 2021 and 2020. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A and Series A-1 Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2022, 2021 and 2020 and the Company recognized an (income) expense of $(0.2), $0.8 and $15.8 in fiscal 2022, 2021 and 2020, respectively. See Note 23—Equity and Convertible Preferred Stock for additional information.

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
The Company uses the binomial lattice or the Black-Scholes model to value the equity and cash bonus components of the granted outstanding Series A Preferred Stocks. The fair value of the Company’s outstanding Series A Preferred Stock were estimated with the following assumptions.

	2022	2021	2020
Expected life, in years	1.74 years	2.74 years	3.74 years
Expected volatility	65.57%	51.64%	53.20%
Risk-free rate of return	2.89%	0.46%	0.24%
Dividend yield on Class A Common Stock	1.56%	1.34%	8.39%
Expected life, in years - The expected life represents the period of time (years) that Series A Preferred Stock granted are expected to be outstanding, which the Company calculates using a formula based on the contractual life of the respective Series A Preferred Stock.
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
Dividend yield on Class A Common Stock - The Company calculated the dividend yield on shares using the expected annualized dividend rate and the stock price as of the valuation date.
Series A Preferred Shares generally expire seven years from the date of the grant.
The Company’s outstanding Series A Preferred Shares as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2021	1.5	$22.10
Outstanding at June 30, 2022	1.5	22.10
Vested and expected to vest at June 30, 2022	1.0	$22.39	$—	1.74
Exercisable	1.3	$22.45	$—	1.72
The Company’s non-vested shares of Series A Preferred Stock as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2021	0.5	$3.55
Vested	(0.3)	3.48
Non-vested at June 30, 2022	0.2	$3.65
Restricted Stock Units
On October 14, 2020, the Company’s Board of Directors approved a new vesting schedule applicable to RSUs granted during fiscal 2021, to three-year graded vesting where one-third of each award granted vests after the first anniversary of grant, one-third of each award granted vests after the second anniversary of grant and one-third of each awarded granted vests after the third anniversary of grant.
On October 14, 2021, the Company’s Board of Directors approved a new vesting schedule applicable to RSUs granted during fiscal 2022, to three-year graded vesting where one-quarter of each award granted vests after the first anniversary of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
grant, one-quarter of each award granted vests after the second anniversary of grant and one-half of each awarded granted vests after the third anniversary of grant.
During fiscal 2022, 2021 and 2020, 4.6 million, 38.1 million and 6.2 million RSUs were granted under the Omnibus LTIP and 0.3 million, 0.3 million and 0.1 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award will vest and settle in 10,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company will recognize approximately $280.2 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested. As such, $170.9 was recognized in fiscal year 2022. In addition, $93.4 and $15.9 will be recognized in the fiscal years ending 2023 and 2024, respectively.
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
The Company’s outstanding RSUs as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2021	44.2
Granted	4.9
Settled	(14.2)
Cancelled	(2.5)
Outstanding at June 30, 2022	32.4
Vested and expected to vest at June 30, 2022	31.0	$248.4	1.35
The share-based compensation expense recorded in connection with the RSUs was $197.2, $26.1 and $18.2 during fiscal 2022, 2021 and 2020, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2021	43.9	$8.78
Granted	4.9	7.86
Vested	(14.3)	8.84
Cancelled	(2.5)	8.56
Outstanding and nonvested at June 30, 2022	32.0	$8.63
The total intrinsic value of RSUs vested and settled during fiscal 2022, 2021 and 2020 is $33.5, $32.9 and $30.3, respectively.
Restricted Stock
During fiscal 2022 and 2021, 0.3 million and 0.0 million restricted stock awards were granted under the Omnibus LTIP.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding restricted stock as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2021	0.5
Granted	0.3
Settled	(0.2)
Outstanding at June 30, 2022	0.6
Vested and expected to vest at June 30, 2022	0.5	$4.4	1.82
The share-based compensation expense recorded in connection with the restricted stock was $1.8 and $1.0 during fiscal 2022 and 2021, respectively.
The Company’s outstanding and non-vested restricted stock as of June 30, 2022 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2021	0.5	$5.08
Granted	0.3	7.47
Vested	(0.2)	5.08
Outstanding and nonvested at June 30, 2022	0.6	$6.58
The total intrinsic value of restricted stock vested and settled during fiscal 2022 and 2021 was $1.7 and $1.2, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2022.
25. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net income (loss) attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net income (loss) attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock, if dilutive, and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2022, 2021 and 2020.
Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2022, 2021 and 2020. In addition, there are no participating securities requiring the application of the two-class method of income per share.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2022	2021	2020
Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations	$253.8	$(64.0)	$(1,093.9)
Convertible Series B Preferred Stock dividends	(198.3)	(102.3)	(6.5)
Net income (loss) from continuing operations attributable to common stockholders	55.5	(166.3)	(1,100.4)
Net income (loss) from discontinued operations, net of tax	5.7	(137.3)	87.2
Net income (loss) attributable to common stockholders	$61.2	$(303.6)	$(1,013.2)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	820.6	764.8	759.1
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	—	—	—
Effect of restricted stock and RSUs (b)	13.5	—	—
Effect of Convertible Series B Preferred Stock (c)	—	—	—
Weighted-average common shares and common share equivalents outstanding—Diluted(a)	834.1	764.8	759.1

Earnings (losses) per common share
Earnings (losses) from continuing operations per common share - basic	$0.07	$(0.22)	$(1.45)
Earnings (losses) from continuing operations per common share - diluted (d)	$0.07	$(0.22)	$(1.45)

Earnings (losses) from discontinued operations - basic	$0.01	$(0.18)	$0.12
Earnings (losses) from discontinued operations - diluted	$0.01	$(0.18)	$0.12

Earnings (losses) per common share - basic	$0.08	$(0.40)	$(1.33)
Earnings (losses) per common share - diluted (d)	$0.08	$(0.40)	$(1.33)

(a) As of June 30, 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 8.3 million weighted average shares of Common Stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. As of June 30, 2021 and 2020, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b) As of June 30, 2022, there were 1.6 million weighted average anti-dilutive RSUs, excluded from the computation of diluted EPS. As of June 30, 2021 and 2020, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(c ) As of June 30, 2022, there were 65.4 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. As of June 30, 2021 and 2020, Convertible Series B Preferred Stock shares were excluded from the computation of diluted EPS due to the net loss incurred during the period.
(d) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans and the convertible Series B Preferred Stock. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends, if dilutive, on net income applicable to common stockholders during the period.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2022 are:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2022
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.0 million (approximately $0.2) (a)
Aug-20		ICMS	2017-2019	R$698.6 million (approximately $134.8)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$364.0 million (approximately $70.2)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$198.1 million (approximately $38.2)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$79.4 million (approximately $15.3)

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
Other Commitments
At June 30, 2022, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2023	$647.3
2024	39.4
2025	9.3
2026	8.5
2027	1.5
Thereafter	1.3
Total	$707.3
27. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately nine years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2022, would be approximately $4.5. The Company has assessed the probability of default by the assignee and has determined it to be remote.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Relationship with KKR
As noted in Note 23—Equity and Convertible Preferred Stock, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveyed to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis.
On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock to HFS Holdings S.à r.l, a private limited liability company incorporated under the laws of Luxembourg that is beneficially owned by Peter Harf, a director of the Company. The transaction, which was subject to customary closing conditions, closed on August 27, 2021.
In June of 2020, KKR Bidco and Coty entered into a separate definitive agreement regarding a strategic transaction (“Wella Transaction”) for the sale of the Company’s Professional and Retail Hair business, which was completed on November 30, 2020. Refer to Note 23—Equity and Convertible Preferred Stock for the definitive agreement entered into with KKR that closed on October 20, 2021.
On September 10, 2021, KKR Aggregator converted a portion of its Series B Preferred Stock into Class A common stock of the Company and completed a secondary public offering of the converted shares of Class A common stock. Refer to Note 23—Equity and Convertible Preferred Stock.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR Aggregator in the First Exchange. On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock. On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in the Second Exchange, reducing the Company’s total shareholding in the Wella Company to 25.9%. Refer to Note 23—Equity and Convertible Preferred Stock. Following the Second Exchange, KKR no longer holds any preferred stock of the Company and no longer has the right to designate any directors to the Company's Board of Directors.
During fiscal 2022, 2021 and 2020, fees of $0.0, $7.6 and $25.5, respectively, were incurred with KKR in connection with the initial and second closings of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
The Company also entered into agreements with KKR for potential consulting and advisory services. No fees were incurred under such agreements in fiscal years 2022, 2021 or 2020.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 15—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of June 30, 2022, Coty owns 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 13—Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $87.5 and $6.7, respectively, for the year ended June 30, 2022 and $86.6 and $3.4, respectively for the seven months ended June 30, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations. As of June 30, 2022, accounts receivable from and accounts payable to Wella of $70.2 and $4.7, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Balance Sheets. Additionally, as of June 30, 2022, the Company has accrued $72.3 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the years ended June 30, 2022 and 2021, Coty recorded $0.7 and $2.3 of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. For the year ended June 30, 2022 and the seven months June 30, 2021, the Company reported sublease income of $13.3 and $9.1 from Wella.
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
Consulting Services and Other Arrangements
The Company had engaged certain affiliates of JAB to provide us with marketing technology services on customary market terms. As of June 30, 2020, these arrangements were no longer in effect. In addition, the Company’s former subsidiary, Beamly, entered into service agreements with affiliates of JAB for the provision of digital media services on customary market terms. Fees under each of these arrangements totaled less than $1.0 in fiscal 2020.
Beatrice Ballini, a director, serves as a senior member of the Retail Practice and a leader of the Board and CEO Advisory Partners group at Russell Reynolds Associates. From time to time, the Company has engaged Russell Reynolds Associates, a global leadership and search firm, for recruiting assistance. The amounts of such services provided to the Company for fiscal 2022, 2021 and 2020 were $0.7, $2.3 and $0.6, respectively.
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
28. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the consolidated balance sheet date of June 30, 2022 through the date of issuance of the Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2022, 2021, and 2020
($ in millions, except per share data)
Valuation and Qualifying Accounts (a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Change through Acquisition/Divestiture	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2022	$47.7	$—	$26.2		$(20.5)	(b)(c)	$53.4
2021 (a)	91.1	(28.4)	5.7		(20.7)	(b)(c)	47.7
2020 (a)	48.1	—	55.4		(12.4)	(b)(c)	91.1
Allowance for customer returns:
2022	$89.9	$—	$128.4		$(123.0)		$95.3
2021 (a)	67.8	—	131.3		(109.2)		89.9
2020 (a)	56.3	—	160.5		(149.0)		67.8
Deferred tax valuation allowances:
2022	$33.4	$—	$12.5	(d)	$(4.2)		$41.7
2021 (a)	54.9	(14.9)	1.4	(d)	(8.0)		33.4
2020 (a)	67.7	—	11.4	(d)	(24.2)		54.9

(a)Includes amounts from continuing operations and held for sale.
(b)Includes reclassification between the allowance for doubtful accounts and gross trade receivables for presentation purposes.
(c)Includes amounts written-off, net of recoveries and cash discounts.
(d)Includes foreign currency translation adjustments unless otherwise noted.
S-1