Form 10-Q
period 2022-09-30
COTY INC.
filed 2022-11-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 31, 2022, 850,112,500 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net revenues	$1,390.0	$1,371.7
Cost of sales	501.3	504.8
Gross profit	888.7	866.9
Selling, general and administrative expenses	670.7	776.3
Amortization expense	47.3	57.0
Restructuring costs	(1.2)	12.4
Acquisition- and divestiture-related costs	—	4.0
Operating income	171.9	17.2
Interest expense, net	65.9	59.8
Other income, net	(98.2)	(386.1)
Income from continuing operations before income taxes	204.2	343.5
Provision for income taxes on continuing operations	69.7	114.6
Net income from continuing operations	134.5	228.9
Net income	134.5	228.9
Net income (loss) attributable to noncontrolling interests	—	(0.5)
Net income attributable to redeemable noncontrolling interests	5.9	3.4
Net income attributable to Coty Inc.	$128.6	$226.0
Amounts attributable to Coty Inc.
Net income from continuing operations	128.6	226.0
Convertible Series B Preferred Stock dividends	(3.3)	(123.0)
Net income from continuing operations attributable to common stockholders	125.3	103.0
Net income attributable to common stockholders	$125.3	$103.0

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.15	$0.13
Earnings from continuing operations per common share - diluted	0.15	0.13
Earnings per common share - basic	0.15	0.13
Earnings per common share - diluted	0.15	0.13
Weighted-average common shares outstanding:
Basic	842.0	777.6
Diluted	882.2	787.7

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net income	$134.5	$228.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(264.1)	(143.1)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.5) and $(1.6) during the three months ended, respectively	0.9	4.4
Pension and other post-employment benefits adjustment, net of tax of $0.8 and $0.0 during the three months ended, respectively	(3.2)	0.5
Total other comprehensive (loss) income, net of tax	(266.4)	(138.2)
Comprehensive (loss) income	(131.9)	90.7
Comprehensive income attributable to noncontrolling interests:
Net income (loss)	—	(0.5)
Foreign currency translation adjustment	—	(0.2)
Total comprehensive income (loss) attributable to noncontrolling interests	—	(0.7)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.9	3.4
Foreign currency translation adjustment	(0.2)	—
Total comprehensive income attributable to noncontrolling interests	5.7	3.4
Comprehensive (loss) income attributable to Coty Inc.	$(137.6)	$88.0

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$215.7	$233.3
Restricted cash	35.4	30.5
Trade receivables—less allowances of $43.0 and $53.4, respectively	483.0	364.6
Inventories	676.4	661.5
Prepaid expenses and other current assets	419.5	392.0
Total current assets	1,830.0	1,681.9
Property and equipment, net	668.6	715.5
Goodwill	3,796.4	3,914.7
Other intangible assets, net	3,714.6	3,902.8
Equity investments	976.7	842.6
Operating lease right-of-use assets	299.6	320.9
Deferred income taxes	580.7	651.8
Other noncurrent assets	81.3	85.9
TOTAL ASSETS	$11,947.9	$12,116.1
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,229.7	$1,268.3
Accrued expenses and other current liabilities	1,181.0	1,097.1
Short-term debt and current portion of long-term debt	32.7	23.0
Current operating lease liabilities	59.2	67.8
Income and other taxes payable	108.0	109.4
Total current liabilities	2,610.6	2,565.6
Long-term debt, net	4,312.8	4,409.1
Long-term operating lease liabilities	265.0	282.2
Pension and other post-employment benefits	276.7	292.2
Deferred income taxes	677.6	669.0
Other noncurrent liabilities	350.4	340.0
Total liabilities	8,493.1	8,558.1
COMMITMENTS AND CONTINGENCIES (See Note 18)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and 0.1 and 0.1 and outstanding, respectively, at September 30, 2022 and June 30, 2022	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	69.3	69.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at September 30, 2022 and June 30, 2022	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 915.7 and 905.5 issued and 849.3 and 839.2 outstanding, respectively, at September 30, 2022 and June 30, 2022	9.0	9.0
Additional paid-in capital	10,840.7	10,805.8
Accumulated deficit	(5,367.5)	(5,496.1)
Accumulated other comprehensive loss	(984.1)	(717.9)
Treasury stock—at cost, shares: 66.4 and 66.3, respectively, at September 30, 2022 and June 30, 2022	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,051.8	3,154.5
Noncontrolling interests	191.3	191.3
Total equity	3,243.1	3,345.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$11,947.9	$12,116.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2022
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Reacquired Class A Common Stock for employee taxes								0.1		—
Exercise of employee stock options and restricted stock units			10.2	—						—		—
Shares withheld for employee taxes					(1.1)					(1.1)		(1.1)
Share-based compensation expense					31.4					31.4		31.4
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						128.6				128.6	—	128.6	5.9
Other comprehensive loss							(266.2)			(266.2)	—	(266.2)	(0.2)
Adjustment of redeemable noncontrolling interests to redemption value					6.2					6.2		6.2	(6.2)
Equity investment contribution for share-based compensation					1.7					1.7		1.7
BALANCE—September 30, 2022	1.5	$—	915.7	$9.0	$10,840.7	$(5,367.5)	$(984.1)	66.4	$(1,446.3)	$3,051.8	$191.3	$3,243.1	$69.3	$142.4

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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134.5	$228.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106.6	137.8
Non-cash lease expense	16.0	18.2
Deferred income taxes	59.5	89.9
(Releases) provision for bad debts	(3.3)	1.9
Provision for pension and other post-employment benefits	2.3	4.1
Share-based compensation	31.1	108.2
Losses on disposals of long-term assets, net	2.4	3.3
Realized and unrealized gains from equity investments, net	(134.1)	(389.4)
Foreign exchange effects	3.8	(3.9)
Unrealized losses on forward repurchase contracts, net	45.2	—
Other	10.5	7.2
Change in operating assets and liabilities
Trade receivables	(133.8)	(183.5)
Inventories	(42.1)	(24.4)
Prepaid expenses and other current assets	(58.4)	(2.6)
Accounts payable	50.6	82.9
Accrued expenses and other current liabilities	119.1	231.0
Operating lease liabilities	(18.0)	(20.4)
Income and other taxes payable	10.4	16.1
Other noncurrent assets	(20.4)	3.3
Other noncurrent liabilities	(18.7)	(22.9)
Net cash provided by operating activities	163.2	285.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75.0)	(45.0)
Net cash used in investing activities	(75.0)	(45.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	220.7	285.3
Repayments of revolving loan facilities	(208.9)	(365.5)
Repayments of term loans and other long-term debt	(5.6)	(6.0)
Dividend payments on Class A Common Stock and Class B Preferred Stock	(3.6)	(4.3)
Net payments of foreign currency contracts	(89.5)	(11.0)
Purchase of remaining mandatorily redeemable noncontrolling interest	—	(7.1)
Payment of deferred financing fees	—	(10.4)
All other	(0.9)	(3.7)
Net cash used in financing activities	(87.8)	(122.7)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13.1)	(6.0)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12.7)	112.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	263.8	310.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$251.1	$422.4

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$32.9	$20.9
Net cash payments for income taxes	5.6	13.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$60.5	$53.1
Non-cash Series B Preferred Stock dividends and deemed dividends	—	119.5
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2023” refer to the fiscal year ending June 30, 2023. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2022. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2022 and June 30, 2022, the Company had restricted cash of $35.4 and $30.5, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2022 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2022. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 7—Equity Investments).
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
Tax Information
The effective income tax rate for the three months ended September 30, 2022 and 2021 was 34.1% and 33.4%, respectively. The change in the effective tax rate for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021, is primarily due to larger fair value gains related to the investment in Wella recorded in the prior period.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2022 and June 30, 2022, the gross amount of UTBs was $250.9 and $251.6, respectively. As of September 30, 2022, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $169.8. As of September 30, 2022 and June 30, 2022, the liability associated with UTBs, including accrued interest and penalties, was $197.4 and $191.8, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.3 and $0.7 for the three months ended September 30, 2022 and 2021, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022 was $27.7 and $26.4, respectively. On the basis of the information available as of September 30, 2022, it is reasonably possible that a decrease of up to $13.5 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments, which requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease on the commencement date of the lease if specified criteria are met. The Company adopted this guidance in the first quarter of fiscal year 2023. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. The new guidance under these ASUs provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. As of September 30, 2022, the Company has not applied any of the optional expedients or exceptions allowed under these ASUs. The Company does not believe that these ASUs will have a material impact on its consolidated financial position, results of operations or cash flows.
3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM")

in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer ("CEO") as the CODM.
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
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 8—Goodwill and Other Intangible Assets, net.

	Three Months Ended September 30,
SEGMENT DATA	2022	2021
Net revenues:
Prestige	$863.4	$870.7
Consumer Beauty	526.6	501.0
Total	$1,390.0	$1,371.7
Operating income (loss):
Prestige	170.3	132.1
Consumer Beauty	32.0	11.4
Corporate	(30.4)	(126.3)
Total	$171.9	$17.2
Reconciliation:
Operating income	171.9	17.2
Interest expense, net	65.9	59.8
Other income, net	(98.2)	(386.1)
Income from continuing operations before income taxes	$204.2	$343.5
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2022	2021
Fragrance	59.3%	59.7%
Color Cosmetics	27.7	28.4
Body Care & Other	7.7	6.6
Skincare	5.3	5.3
Total	100.0%	100.0%
4. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs, which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three months ended September 30, 2022 and 2021.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $0.0 and $4.0 for the three months ended September 30, 2022 and 2021, respectively. Divestiture-related costs incurred during the three months ended September 30, 2021 were primarily related to the strategic transaction with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”).
5. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2022 and 2021 are presented below:

	Three Months Ended September 30,
	2022	2021
Transformation Plan	$(1.2)	$12.4
Total	$(1.2)	$12.4
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $222.1 related to approved initiatives through September 30, 2022, which have been recorded in Corporate.
Over the next fiscal year, the Company expects to incur approximately $8.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	(6.2)	—	(0.3)	(6.5)
Fiscal 2023	(1.2)	—	—	(1.2)
Cumulative through September 30, 2022	$217.2	$(1.6)	$6.5	$222.1
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Total
Balance—July 1, 2022	$55.2	$55.2
Restructuring charges	1.0	1.0
Payments	(21.8)	(21.8)
Changes in estimates	(2.2)	(2.2)
Effect of exchange rates	(2.5)	(2.5)
Balance—September 30, 2022	$29.7	$29.7
The Company currently estimates that the total remaining accrual of $29.7 will result in cash expenditures of approximately $27.8, $1.7 and $0.2 in fiscal 2023, 2024 and thereafter, respectively.

6. INVENTORIES
Inventories as of September 30, 2022 and June 30, 2022 are presented below:

	September 30, 2022	June 30, 2022
Raw materials	$180.9	$171.5
Work-in-process	14.2	13.2
Finished goods	481.3	476.8
Total inventories	$676.4	$661.5

7. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	September 30, 2022	June 30, 2022
Equity method investments:
KKW Holdings (a)	$11.7	$12.6
Equity investments at fair value:
Wella (b)	965.0	$830.0

Total equity investments	976.7	$842.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.

During the three months ended September 30, 2022 and 2021, the Company recognized $(0.9) and $(0.6), respectively, representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.

(b)On November 30, 2020, the Company completed the previously announced strategic transaction with KKR for the sale of a 60% stake in Coty’s Wella Business. As of September 30, 2022 and June 30, 2022, the Company's stake in Wella was 25.9%.
On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to an affiliate of KKR, KKR Rainbow Aggregator L.P. ("KKR Aggregator”) in exchange for the redemption of 290,465 shares of KKR Aggregator's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends (the "First Exchange"). On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption of KKR Aggregator's remaining convertible preferred shares in Coty (the "Second Exchange"), reducing the Company’s total shareholding in Wella to 25.9%. Refer to Note 14—Equity and Convertible Preferred Stock.
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
In May 2022, the Wella Company divested its Russian operations. The impact of the divestiture was included for valuation purposes. For the three months ended September 30, 2022, the impact of the Briogeo acquisition was included for valuation purposes.

The following table presents summarized financial information of the Company’s equity method investees for the period ending September 30, 2022. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended September 30,
	2022	2021
Summarized Statements of Operations information:
Net revenues	$596.6	$619.2
Gross profit	394.6	429.7
Operating income	61.0	25.6
Income before income taxes	20.0	7.5
Net income	16.0	5.5
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended September 30, 2022. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended September 30, 2022.

Equity investments at fair value:
Balance as of June 30, 2022	$830.0
Total gains included in earnings	135.0
Balance as of September 30, 2022	$965.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of September 30, 2022. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$965.0	Discounted cash flows	Discount rate	11.75% (a)
			Growth rate	1.8% - 13.8% (a)

		Market multiple	Revenue multiple	2.2x – 2.5x (b)
			EBITDA multiple	11.0x – 14.5x (b)

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2022 and June 30, 2022 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7

Changes during the period ended September 30, 2022
Foreign currency translation	(94.4)	(23.9)	(118.3)

Gross balance at September 30, 2022	$6,126.3	$1,710.2	$7,836.5
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at September 30, 2022	$3,016.0	$780.4	$3,796.4
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2022 and June 30, 2022 are presented below:

	September 30, 2022	June 30, 2022
Indefinite-lived other intangible assets	$914.5	$936.6
Finite-lived other intangible assets, net	2,800.1	2,966.2
Total Other intangible assets, net	$3,714.6	$3,902.8

The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2022	$936.6	$936.6

Changes during the period ended September 30, 2022
Foreign currency translation	(22.1)	(22.1)

Gross balance at September 30, 2022	$1,859.4	$1,859.4
Accumulated impairments	(944.9)	(944.9)
Net balance at September 30, 2022	$914.5	$914.5

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2022
License agreements and collaboration agreements	$3,861.9	$(1,302.2)	$(19.6)	$2,540.1
Customer relationships	740.0	(473.5)	(5.5)	261.0
Trademarks	320.5	(177.1)	(0.5)	142.9
Product formulations and technology	83.9	(61.7)	—	22.2
Total	$5,006.3	$(2,014.5)	$(25.6)	$2,966.2
September 30, 2022
License agreements and collaboration agreements	$3,713.4	$(1,298.7)	$(19.6)	$2,395.1
Customer relationships	722.4	(470.2)	(5.5)	246.7
Trademarks	315.4	(177.2)	(0.5)	137.7
Product formulations and technology	80.5	(59.9)	—	20.6
Total	$4,831.7	$(2,006.0)	$(25.6)	$2,800.1
Amortization expense was $47.3 and $57.0 for the three months ended September 30, 2022 and 2021, respectively.
9. LEASES
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2022	2021
Operating lease cost	$19.2	$20.9
Short-term lease cost	0.2	0.3
Variable lease cost	8.6	8.9
Sublease income	(3.8)	(5.3)
Net lease cost	$24.2	$24.8
Other information:
Operating cash outflows from operating leases	$(21.7)	$(22.5)
Right-of-use assets obtained in exchange for lease obligations	$7.6	$8.4

Weighted-average remaining lease term - real estate	7.6 years	6.4 years
Weighted-average discount rate - real estate leases	4.02%	3.53%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2023, remaining	$55.5
2024	63.0
2025	53.3
2026	43.6
2027	37.1
Thereafter	130.6
Total future lease payments	383.1
Less: imputed interest	(58.9)
Total present value of lease liabilities	324.2
Current operating lease liabilities	59.2
Long-term operating lease liabilities	265.0
Total operating lease liabilities	$324.2

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.
10. DEBT
The Company’s debt balances consisted of the following as of September 30, 2022 and June 30, 2022, respectively:

	September 30, 2022	June 30, 2022
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	686.4	731.8
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2018 Coty Credit Agreement
2021 Coty Revolving Credit Facility due April 2025	279.5	273.6
2018 Coty Term B Facility due April 2025	1,203.7	1,239.2
Senior Unsecured Notes
2026 Dollar Notes due April 2026	550.0	550.0
2026 Euro Notes due April 2026	245.1	261.4
Brazilian Credit Facilities	42.4	42.4
Other long-term debt and capital lease obligations	—	0.1
Total debt	4,407.1	4,498.5
Less: Short-term debt and current portion of long-term debt	(32.7)	(23.0)
Total Long-term debt	4,374.4	4,475.5
Less: Unamortized financing fees	(39.0)	(41.8)
Less: Discount on long-term debt	(22.6)	(24.6)
Total Long-term debt, net	$4,312.8	$4,409.1
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of September 30, 2022, total short-term debt remained constant at nil from June 30, 2022. In addition, the Company had undrawn letters of credit of $13.6 and $14.3, and bank guarantees of $16.1 and $17.2 as of September 30, 2022 and June 30, 2022, respectively.

Long-Term Debt
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
On September 30, 2021, the Company entered into an amendment to the 2018 Coty Credit Agreement to permanently reduce the existing 2018 Coty Revolving Credit Facility by $700.0 and add a new class of incremental revolving facilities in an aggregate principal amount of $700.0 that matures on April 5, 2025 (the "September 2021 Coty Revolving Credit Facility").

On November 30, 2021, the Company entered into an amendment to the 2018 Coty Credit Agreement that established a new class of senior secured revolving credit facility of $2,000.0 maturing on April 5, 2025 (the "2021 Coty Revolving Credit Facility"), which refinanced and replaced the 2018 Coty Revolving Credit Facility due April 5, 2023 and the September 2021 Coty Revolving Credit Facility due April 5, 2025 (the "2021 Revolver Refinancing"). In connection with the November 30, 2021 amendment to the 2018 Coty Credit Agreement, the Company received consent from the participating banks to eliminate the requirements to utilize or repay the Reinvestment Balance.
In October 2021 and January 2022, the Company completed the sale of certain real estate holdings, and in accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized the proceeds from the sale to pay down a portion of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility. As a result of the October 2021 prepayments, the outstanding principal balances of the 2018 Coty Term A Facility and the U.S. dollar portion of the 2018 Coty Term B Facility were reduced by €6.2 million (approximately $7.2) and $91.9, respectively. As a result of the January 2022 prepayments, the outstanding principal balances of the euro and U.S. dollar portions of the 2018 Coty Term B Facility were reduced by €13.9 million (approximately $15.7) and $22.3, respectively.
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
The Company redeemed the 2023 Euro Notes on April 15, 2022.
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
Deferred Financing Costs and Write-offs
During the three months ended September 30, 2021, the Company capitalized original issue debt discounts of $7.0 and deferred issuance fees of $0.1, and wrote off unamortized deferred issuance fees of $0.6, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations.
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
Fair Value of Debt

	September 30, 2022		June 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,086.4	$1,868.9	$2,131.8	$1,914.1
2018 Coty Credit Agreement	1,483.2	1,430.7	1,512.8	1,451.5
Senior Unsecured Notes	795.1	719.0	811.4	733.5
Brazilian Credit Facilities	42.4	45.9	42.4	48.2
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services or utilizes the USD LIBOR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of September 30, 2022, are presented below:

Fiscal Year Ending June 30,
2023, remaining	$16.7
2024	64.7
2025	1,444.2
2026	2,381.5
2027	—
Thereafter	500.0
Total	$4,407.1

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
As of September 30, 2022, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
11. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2022 and 2021, respectively, is presented below:

	Three Months Ended September 30,
	2022	2021
Interest expense	$57.6	$62.8
Foreign exchange losses (gains), net of derivative contracts	11.9	(2.3)
Interest income	(3.6)	(0.7)
Total interest expense, net	$65.9	$59.8

12. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$1.2	$2.4	$0.2	$0.2	$1.4	$2.6
Interest cost	0.2	0.1	2.7	1.6	0.4	0.3	3.3	2.0
Expected return on plan assets	—	—	(0.9)	(1.1)	—	—	(0.9)	(1.1)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net loss	(0.7)	0.1	(0.2)	(0.1)	(0.5)	—	(1.4)	—
Settlement loss recognized	—	—	—	0.7	—	—	—	0.7
Net periodic benefit cost (credit)	$(0.5)	$0.2	$2.8	$3.5	$—	$0.4	$2.3	$4.1
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
In September 2019, the Company entered into cross-currency swap contracts in the notional amount of $550.0 and designated these cross-currency swaps as hedges of its net investment in certain foreign subsidiaries. In September 2020, the Company terminated its existing net investment cross currency swap derivatives in exchange for cash payment of $37.6. The related loss from this termination is included in accumulated other comprehensive income (loss) (“AOCI/(L)”) until the sale or substantial liquidation of the underlying net investments.
As of September 30, 2022 and June 30, 2022, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $25.5 and $30.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of September 30, 2022 and June 30, 2022, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $2,645.5 and $2,403.8, respectively.
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
As of September 30, 2022 and June 30, 2022, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $800.0. These interest rate swaps are designated and qualify as cash flow hedges and were highly effective.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of September 30, 2022 and June 30, 2022, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €484.4 million and €289.0 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June 2022, the Company entered into certain forward repurchase contracts to start hedging for a potential $200.0 share buyback program in 2024. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net in the Consolidated Statements of Operations. Refer to Note 14—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $36.4 and $41.7 as of September 30, 2022 and June 30, 2022, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of September 30, 2022 and June 30, 2022.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2022	2021
Foreign exchange forward contracts	$1.7	$1.7
Interest rate swap contracts	1.7	(0.6)
Net investment hedges	(5.3)	16.7
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $5.2 and $4.3 as of September 30, 2022 and June 30, 2022, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $6.8. As of September 30, 2022, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2022			2021
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$(1.5)	$—	$0.1	$—	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	1.8	—	—	(5.0)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2022	2021
Foreign exchange contracts	Interest expense, net	(34.2)	7.3
Foreign exchange and forward repurchase contracts	Other (expense) income, net	(52.0)	(0.2)

14. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2022, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2022, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 849.3 million.
As of September 30, 2022, the Company’s largest stockholder was Cottage Holdco B.V., which owned approximately 53% of Coty’s outstanding Class A Common Stock. Cottage Holdco B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 15—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of September 30, 2022, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of September 30, 2022, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of September 30, 2022, the Company has $0.2 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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

On September 30, 2021, the Company entered into a definitive agreement to sell a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of Series B Preferred Stock and $22.5 of unpaid dividends, as previously defined as the First Exchange. As a result, the Series B Preferred Stock, net of issuance costs, and related accrued dividends were reclassified from temporary equity to a liability as Mandatorily redeemable Convertible Series B Preferred Stock as of September 30, 2021. Upon reclassification, the Company measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in an increase of $93.6. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. The First Exchange was completed on October 20, 2021. Upon closing, the Company re-measured the Series B Preferred Stock and accrued dividends at fair value, which resulted in a decrease of $6.5. Such adjustment is considered a gain on extinguishment and is included in Other (income) expense, net in the Consolidated Statements of Operations. A key input in determining the fair value of the liability was based on the Company's share price as of the measurement date. As this liability is not actively traded, it is classified as a Level 2 fair value measurements. Upon closing of the First Exchange, the Company recognized a non-monetary loss of $2.9 and is included in Other income, net in the Consolidated Statements of Operations. See Note 7—Equity Investments for additional information.
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
On November 6, 2021, the Company entered into a definitive agreement to sell an additional 4.7% stake in Wella to KKR Aggregator in exchange for the redemption or conversion of 154,683 shares of Series B Preferred Stock, as previously defined as the Second Exchange. The Second Exchange closed on November 30, 2021. Upon closing, the Company recognized $66.4 in excess of the fair value of the consideration transferred in exchange for the redemption of the Series B Preferred Stock. The excess in fair value is considered a deemed dividend for purposes of calculating basic and diluted EPS. As of December 31, 2021, KKR has fully redeemed/exchanged all of their Series B Preferred Stock. See Note 7—Equity Investments for additional information.
In October 2021, the Company paid the remaining accrued dividends on the Series B Preferred Stock that were outstanding as of June 30, 2021, totaling $25.1. As a result, $4.4 of previously recorded fair value adjustments for unpaid dividends were reversed through additional paid-in capital (“APIC”) and is considered a deemed contribution.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended September 30, 2022 and 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and $22.7, respectively, of which $0.0 and $3.5, respectively, were paid. Additionally, the Company paid previously accrued dividends that were outstanding as of June 30, 2022, totaling $3.3. As of September 30, 2022 and June 30, 2022, the Series B Preferred Stock had outstanding accrued dividends of $3.3 and $3.3, respectively.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2022, the Company did not repurchase any shares of its Class A Common Stock under the Incremental Repurchase Program. As of September 30, 2022, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
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
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract period. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread was 6.8% as of September 30, 2022.
The Forward agreements with two of the Counterparties, which purchased approximately 13.7 million and 6.2 million shares of the Company’s Class A Common Stock during June and July 2022, require the Company to: (i) repurchase the shares on or before June 6, 2024 at a price based on the weighted average of the daily volume weighted average price (“VWAP”)

during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
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
In the event the Company declares and pays any cash dividends on its Class A Common Stock, the Forward Counterparties will be entitled to such dividend payments and payable at termination of the Forwards.
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
For the three months ended September 30, 2022, the Company made a payment of $0.4, of which $0.1 related to employee taxes, for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2022
Total accrued dividends on unvested RSUs and phantom units of $1.3 and $0.2 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2022.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)
Other comprehensive income (loss) before reclassifications	1.3	(5.3)	(258.6)	(2.5)	(265.1)
Net amounts reclassified from AOCI/(L)	(0.4)	—	—	(0.7)	(1.1)
Net current-period other comprehensive income (loss)	0.9	(5.3)	(258.6)	(3.2)	(266.2)
Balance—September 30, 2022	$5.2	$(1.2)	$(1,029.4)	$41.3	$(984.1)

(a) For the three months ended September 30, 2022, other comprehensive loss before reclassifications of $2.5 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $1.5, net of tax of $0.8.

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	0.6	16.7	(159.6)	—	(142.3)
Net amounts reclassified from AOCI/(L)	3.8	—	—	0.5	4.3
Net current-period other comprehensive income (loss)	4.4	16.7	(159.6)	0.5	(138.0)
Balance—September 30, 2021	$(11.1)	$(15.5)	$(418.9)	$(14.4)	$(459.9)
15. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2022	2021
Equity plan expense (a)	$31.4	$107.8
Liability plan (income) expense	(0.3)	0.4
Fringe expense	—	0.1
Total share-based compensation expense	$31.1	$108.3

(a) Equity plan share-based compensation expense of $31.4 and $107.8 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $1.9, $0.0, $2.6 and $124.5, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 0.92, 0.00, 1.17 and 1.09 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted no shares of RSUs and other share awards during the three months ended September 30, 2022. The Company recognized share-based compensation expense of $30.7 and $106.9 for the three months ended September 30, 2022 and 2021, respectively, of which $23.5 and $100.8, respectively, related to Ms. Nabi's award, as described below.
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
In connection with this Award, Cottage Holdco B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) 10,000,000 shares of Class A Common Stock no later than sixty days following the first vesting date. On October 29, 2021, Cottage Holdco B.V. completed the transfer of 10,000,000 shares of Class A Common Stock to Ms. Nabi. If, however, Ms. Nabi is terminated without cause or due to death or disability on or following the first vesting date but prior to the second vesting date, the Company has agreed to issue to Cottage Holdco B.V. the number of shares of Class A Common Stock determined on pro-rata basis in accordance with the equity transfer agreement. In the event Ms. Nabi remains employed through the third vesting date, Cottage Holdco B.V. has agreed to transfer an additional 5,000,000 shares of Class A Common Stock to Ms. Nabi.

On August 31, 2022, the Company issued 10,000,000 shares of Class A Common Stock to Ms. Nabi in connection with the second vesting of the Award.
Restricted Stock
The Company granted no shares of restricted stock, during the three months ended September 30, 2022. The Company recognized share-based compensation expense of $0.5 and $0.2 for the three months ended September 30, 2022 and 2021, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three months ended September 30, 2022. The Company recognized share-based compensation (income) expense of $(0.4) and $0.4 for the three months ended September 30, 2022 and 2021, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2022. The Company recognized share-based compensation expense of $0.3 and $0.8 for the three months ended September 30, 2022 and 2021, respectively.
16. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2022	2021
Amounts attributable to Coty Inc.:
Net income from continuing operations	$128.6	$226.0
Convertible Series B Preferred Stock dividends	(3.3)	(123.0)
Net income from continuing operations attributable to common stockholders	125.3	103.0
Net income attributable to common stockholders	$125.3	$103.0

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	842.0	777.6
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	16.5	10.1
Effect of Convertible Series B Preferred Stock (c)	23.7	—
Effect of Forward Repurchase Contracts (d)	—	—
Weighted-average common shares outstanding—Diluted	882.2	787.7

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.15	$0.13
Earnings from continuing operations per common share - diluted (e)	0.15	0.13

Earnings per common share - basic	0.15	0.13
Earnings per common share - diluted (e)	0.15	0.13

(a) For the three months ended September 30, 2022 and 2021, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 6.2 million and 11.4 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended September 30, 2021, there were 5.0 million weighted average anti-dilutive RSUs excluded from the computation of diluted EPS.
(c) For the three months ended September 30, 2021, 163.1 million weighted average dilutive shares of Convertible Series B Preferred Stock were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.

(d) For the three months ended September 30, 2022, 3.1 million weighted average dilutive shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $123.0, and fair market value adjustments of $27.7 and $0.0, respectively, if dilutive, for the three months ended September 30, 2022 and 2021 on net income applicable to common stockholders during the period.
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
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of September 30, 2022, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $69.3 and $69.8 as the RNCI balances as of September 30, 2022 and June 30, 2022, respectively.
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
Certain Litigation. A consolidated stockholder class and derivative action (the “Tender Offer Litigation”) concerning the tender offer by Cottage Holdco B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17,

2020, the court denied the remaining motions to dismiss. As of October 17, 2022, the parties to the Tender Offer Litigation have reached an agreement in principle to resolve the matter, which is not expected to have a material impact on the Company’s financial results.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2022 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2022
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.1 million (approximately $0.2)
Aug-20		ICMS	2017-2019	R$712.6 million (approximately $132.0)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$373.6 million (approximately $69.2)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$203.0 million (approximately $37.6)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$80.7 million (approximately $15.0)
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
19. RELATED PARTY TRANSACTIONS
Relationship with KKR
On September 10, 2021, KKR Aggregator converted a portion of its Series B Preferred Stock into Class A common stock of the Company and completed a secondary public offering of the converted shares of Class A common stock. Refer to Note 14—Equity and Convertible Preferred Stock.

On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR Aggregator in the First Exchange. On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock. On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator in the Second Exchange, reducing the Company’s total shareholding in Wella to 25.9%. Refer to Note 14—Equity and Convertible Preferred Stock. Following the Second Exchange, KKR no longer holds any preferred stock of the Company and no longer has the right to designate any directors to the Company's Board of Directors.
On December 22, 2021, the Company entered into an agreement with KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, the Company received future contingent proceeds of $34.0. Earning the contingent proceeds is based on the future recovery of certain tax credits of the Wella Company. During fiscal 2023 and 2022, certain recovery targets were achieved, and the Company recognized gains of $13.9 and $0.7, respectively, which are reported in Other income, net. The unearned portion of amounts advanced to the Company as of September 30, 2022 is $19.4 and is reflected in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
The Company also entered into agreements with KKR Bidco to provide management, consulting and financial services to KKR Bidco and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Amounts due to the Company pursuant to this arrangement as of September 30, 2022 is $1.9.
Wella
As of September 30, 2022, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 7— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.8 and $2.1, respectively, for the three months ended September 30, 2022 and $33.2 and $1.5, respectively, for the three months ended September 30, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations. As of September 30, 2022, accounts receivable from and accounts payable to Wella of $71.5 and $3.0, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of September 30, 2022, the Company has accrued $58.5 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three months ended September 30, 2022 and 2021, Coty recorded $1.7 and $1.6, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.4 for the three months ended September 30, 2022 and 2021.
20. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of September 30, 2022 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Fiscal 2022 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, including the strategic partnerships with Kylie Jenner and Kim Kardashian West, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19, the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine) and expectations regarding future service levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our multi-year transformation agenda and compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability) in each case within the expected time frame or at all;
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
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships, which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with the strategic partnerships with Kylie Jenner and Kim Kardashian West, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration), ability to protect trademarks and brand names, litigation or investigations by governmental authorities, and changes in law, regulations and policies that affect KKW Holdings, LLC’s (“KKW Holdings”) business or products, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to KKW Holdings’ business model, revenue, sales force or business;
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
•changes in the demand for our products due to declining or depressed global or regional economic conditions, and declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, Brexit (and related business or market disruption), recent elections in Brazil, the current U.S. administration and mid-term elections, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union, and Asia and in other regions where we operate, and recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof;
•currency exchange rate volatility and currency devaluation and/or inflation;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including product liability cases (including asbestos and talc-related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation, and compliance, litigation or investigations relating to our joint ventures and strategic partnerships;
•our ability to manage seasonal factors and other variability and to anticipate future business trends and needs;
•the impact of COVID-19 (or future similar events), including demand for the Company’s products, illness, quarantines, government actions, facility closures, store closures or other restrictions in connection with the COVID-19 pandemic, and the extent and duration thereof, related impact on our ability to meet customer needs and on the ability of third parties on which we rely, including our suppliers, customers, contract manufacturers, distributors, contractors, commercial banks and joint-venture partners, to meet their obligations to us, in particular collections from customers, and the ability to successfully implement measures to respond to such impacts;
•disruptions in the availability and distribution of raw materials and components needed to manufacture our products;
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
•our ability to adapt our business to address climate change concerns and to respond to increasing governmental and regulatory measures relating to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure, as well as new taxes (including on energy and plastic), and the impact of such measures on our costs, business operations and strategy;
•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology, including as a result of remote working in response to COVID-19, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
•our ability to attract and retain key personnel and the impact of senior management transitions and organizational structure changes;
•the distribution and sale by third parties of counterfeit and/or gray market versions of our products;

•the impact of our transformation agenda on our relationships with key customers and suppliers and certain material contracts;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2023” refer to the fiscal year ending June 30, 2023. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Through targeted strategic transactions, we have strengthened and diversified our presence across the countries, categories and channels in which we compete, building a strong beauty platform. As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and Direct-to-Consumer ("DTC") capabilities, expanding our presence in China through Prestige products and select Consumer Beauty brands, and establishing Coty as an industry leader in sustainability.
We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adopting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.
Our operations outside of the United States account for a significant portion of our revenues and expenses. As a result, a substantial portion of our total revenue and expenses are denominated in currencies other than the U.S. dollar. Recently, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. Fluctuations in foreign exchange rates may have a significant impact our operating results. During the first quarter, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the euro and British pound – reduced our reported revenue and expenses, principally related to cost of sales, controllable fixed costs, and advertising and consumer promotional costs. Refer to Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2022, for a discussion of these factors and other risks.
We expect that our net revenue for fiscal year 2023 will grow in the mid-to high single digits versus the prior year, excluding the impact of foreign exchange, after adjusting for the impact of the Russia exit.
Global Supply Chain Challenges
While our revenues and overall product sales volume increased in the first quarter of fiscal 2023 compared to the prior year period, we continue to experience global supply chain challenges resulting from industry-wide component shortages and transportation delays. These challenges have negatively impacted order fill rates across our product categories, including categories where there has been demand growth, particularly in the North America and certain European countries.
Fragrances brands within our Prestige segment and color cosmetics within our Consumer Beauty segment have been the most impacted by shipment and supplier components constraints.
We continue to take steps to improve order fill rates and mitigate the impact of these constraints by working closely with our suppliers to ensure the availability of components such as glass and metal. However, we expect these challenges to continue into the remainder of the fiscal year 2023.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We continued to experience the impact of inflation on material, logistical and other costs during the first quarter. The combination of our strategy to premiumize the portfolio, cost savings programs, and recent pricing actions are enabling us to offset inflationary pressure on costs. We currently anticipate the impact of inflation to continue into the second quarter and second half fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period.
Russia-Ukraine War
We continue to wind down the operations of our Russian subsidiary. In connection with our wind down, we liquidated a portion of our remaining inventory in Russia, in accordance with applicable sanctions, during the first quarter. We anticipate incurring up to $9.0 of additional costs through completion of the wind down, and future net cash costs of $30.0 to $35.0, which will be funded by our Russian subsidiary. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
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

•Gains on sale of real estate: We have excluded the impact of Gains on sale of real estate as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the sale. Our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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
•Other (income) expense: We have excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. We have excluded the gain on the exchange of Series B Preferred Stock. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the First Exchange and the Second Exchange (as defined in Note 14—Equity and Convertible Preferred Stock) from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature, the transactions were entered into to simplify our capital structure and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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
THREE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2021
NET REVENUES
In the three months ended September 30, 2022, net revenues increased 1%, or $18.3, to $1,390.0 from $1,371.7 in the three months ended September 30, 2021, reflecting a positive price and mix impact of 6% and an increase in unit volume of 2%, partially offset by a negative foreign currency exchange translation impact of 7%. The overall increase in net revenues reflects growth in our Consumer Beauty segment due to positive performance across the body care, skincare, and color cosmetics categories. Net revenues in our Prestige segment remained relatively flat, benefiting from the positive performance in the prestige fragrance category due to the continued success of fragrance brands such as Gucci, Burberry, and Calvin Klein. The prestige makeup category, negatively impacted by lockdowns in China, experienced a decline in net revenues. The overall increase in net revenues reflects the successful implementation of global price increases across all product categories, our product premiumization strategy, and positive overall market trends. Additionally, there was growth in travel retail sales due to increased leisure travel in the period. E-commerce sales remained relatively flat, led by growth in Europe partially offset by declines across the US, and the Asia Pacific region partially due to lockdowns in China. Despite overall growth, foreign exchange headwinds negatively impacted net revenues, primarily affecting the euro and British pound.

The overall change in net revenues was impacted by our ongoing exit from Russia, resulting in an approximate 2% negative net impact on our net revenues in the current quarter, including an approximate 2% negative net impact on our Prestige business net revenues.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2022	2021	Change %
NET REVENUES
Prestige	$863.4	$870.7	(1)%
Consumer Beauty	526.6	501.0	5%
Total	$1,390.0	$1,371.7	1%
Prestige
In the three months ended September 30, 2022, net revenues from the Prestige segment decreased 1%, or $7.3 to $863.4 compared to $870.7 in the three months ended September 30, 2021, reflecting a negative foreign currency exchange translation impact of 8% and a decrease in unit volume of 3%, partially offset by a positive price and mix impact of 10%. This decrease in net revenues primarily reflects:

(i)lower net revenues related to Tiffany due to less innovation in the current fiscal period, the impact of the lockdowns in China and our wind down of Russia;
(ii)lower net revenues for the Lacoste brand in the current quarter, which was primarily due to our wind down of Russia; and
(iii)lower net revenues in the prestige makeup category impacted by a decline in Gucci travel retail sales in the Asia Pacific region as a result of the lockdowns in China.
These decreases in net revenues were offset by:
(i)the continued success and growth of prestige fragrances, specifically Gucci Flora, Burberry Hero and Her, and Chloe Atelier des Fleurs; and
(ii)an increase in net revenues due to positive pricing impact as a result of global price increases and an overall premiumization strategy.
Consumer Beauty
In the three months ended September 30, 2022, net revenues from the Consumer Beauty segment increased 5%, or $25.6, to $526.6 from $501.0 in the three months ended September 30, 2021, reflecting a positive price and mix impact of 9% and an increase in unit volume of 3%, partially offset by a negative foreign currency exchange translation impact of 7%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from body care brands led by Adidas and Monange. Both brands had increases in net revenue due to positive pricing impact and product mix. Additionally, the phasing for upcoming holiday sales and early stages of the re-launch of the Adidas brand and the re-launch of the Monange brand with increased media spend in Brazil contributed to the increase in net revenues;
(ii)an increase in net revenues for certain key color cosmetics brands, such as CoverGirl, Max Factor and Bourjois, due to positive category trends; and
(iii)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
These increases were partially offset by a decrease in net revenues for Sally Hansen products, resulting from the continued decline for demand for at-home nail care compared to the prior year quarter where COVID-19 restrictions had resulted in fewer nail salon visits and positively impacted the nail category and the brand's net revenue in the prior year quarter.
COST OF SALES
In the three months ended September 30, 2022, cost of sales decreased 1%, or $3.5, to $501.3 from $504.8 in the three months ended September 30, 2021. Cost of sales as a percentage of net revenues decreased to 36.1% in the three months ended September 30, 2022 from 36.8% in the three months ended September 30, 2021, resulting in a gross margin increase of approximately 70 basis points, primarily reflecting:
(i)approximately 100 basis points related to positive price impact across our product portfolio;

(ii)approximately 60 basis points due to lower returns and markdown costs for the Consumer Beauty division as a result of higher sell through compared to the prior year period and lower returns volume for products in the Prestige division primarily in the US and Latin American markets;

(iii)approximately 50 basis points related to a favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity as well as procurement and material cost optimization; and

(iv)approximately 20 basis points related to designer license fees due to a favorable impact associated with a higher portion of Consumer Beauty sales in the current period.
These increases were partially offset by:
(i)approximately 60 basis points related to product mix impact due to a higher portion of consolidated sales being from the Consumer Beauty division;
(ii)approximately 50 basis points related to freight; and
(iii)approximately 50 basis points in increased excess and obsolescence costs.
Included in the above is the negative impact of inflation on material and freight costs of approximately 180 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2022, selling, general and administrative expenses decreased 14%, or $105.6, to $670.7 from $776.3 in the three months ended September 30, 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.3% in the three months ended September 30, 2022 from 56.6% in the three months ended September 30, 2021, or approximately 830 basis points. This decrease primarily reflects:
(i)570 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO;
(ii)140 basis points due to decrease in advertising and consumer promotional costs as a percentage of net revenue primarily related to a reduction of marketing costs, principally for non-working media, in the first quarter due to the timing of certain campaigns for the Prestige division;
(iii)40 basis points due to a decrease in bad debt expense as a percentage of net revenues;
(iv)30 basis points due to lower logistics costs as a percentage of net revenues; and
(v)20 basis points due to favorable transactional impact from our exposure to foreign currency exchange fluctuations;
(vi)20 basis points for other operating income (expense) as a percentage of net revenue primarily related to an accrual reversal associated with the resolution of a contingency; and
(vii) 10 basis points due to lower administrative costs as a percentage of net revenues due to a decrease in compensation related to a reduction in employee headcount.
OPERATING INCOME (LOSS)
In the three months ended September 30, 2022, operating income was $171.9 compared to $17.2 in the three months ended September 30, 2021. Operating income as a percentage of net revenues, increased to 12.4% in the three months ended September 30, 2022 as compared to an operating income as a percentage of net revenues of 1.3% in the three months ended September 30, 2021. The improved operating margin is primarily driven by lower stock-based compensation expense, lower advertising and consumer promotional costs as a percentage of revenues, lower restructuring costs, lower amortization expense, lower cost of sales as a percentage of net revenues and lower acquisition and divestiture related costs.

Operating Income (Loss) by Segment

	Three Months Ended September 30,
(in millions)	2022	2021	Change %
Operating income (loss)
Prestige	$170.3	$132.1	29%
Consumer Beauty	32.0	11.4	>100%
Corporate	(30.4)	(126.3)	76%
Total	$171.9	$17.2	>100%
Prestige
In the three months ended September 30, 2022, operating income for Prestige was $170.3 compared to income of $132.1 in the three months ended September 30, 2021. Operating margin increased to 19.7% of net revenues in the three months ended September 30, 2022 as compared to 15.2% in the three months ended September 30, 2021, driven by lower cost of goods sold as a percentage of net revenues, lower advertising and consumer promotional costs as a percentage of net revenues and lower amortization expense.
Consumer Beauty
In the three months ended September 30, 2022, operating income for Consumer Beauty was $32.0 compared to income of $11.4 in the three months ended September 30, 2021. Operating margin increased to 6.1% of net revenues in the three months ended September 30, 2022 as compared to 2.3% in the three months ended September 30, 2021, driven by lower advertising and consumer promotional costs as a percentage of net revenues and lower fixed costs, partially offset by an increase in cost of goods sold as a percentage of net revenues.

Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2022, the operating loss for Corporate was $30.4 compared to a loss of $126.3 in the three months ended September 30, 2021, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The decrease in the operating loss for Corporate was primarily driven by a decrease in share-based compensation expense, restructuring costs and acquisition and divestiture related costs.
Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$170.3	$37.0	$207.3
Consumer Beauty	32.0	10.3	42.3
Corporate	(30.4)	30.4	—
Total	$171.9	$77.7	$249.6

	Three Months Ended September 30, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$132.1	$44.9	$177.0
Consumer Beauty	11.4	12.1	23.5
Corporate	(126.3)	126.3	—
Total	$17.2	$183.3	$200.5

(a)See a reconciliation of reported operating income to adjusted operating income and a description of the adjustments under “Adjusted Operating Income for Continuing Operations” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Adjusted Operating Income and Adjusted EBITDA for Continuing Operations
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2022	2021	Change %
Reported operating income	$171.9	$17.2	>100%
% of net revenues	12.4%	1.3%
Amortization expense	47.3	57.0	(17)%
Restructuring and other business realignment costs	(0.8)	15.1	<(100%)
Stock-based compensation	31.1	108.2	(71)%
Costs related to acquisition and divestiture activities	—	4.0	(100)%
Gain on sale of real estate	(1.0)	(1.0)	—%
Costs related to market exit	1.1	—	N/A
Total adjustments to reported operating income	$77.7	$183.3	(58)%
Adjusted operating income	$249.6	$200.5	24%
% of net revenues	18.0%	14.6%
Adjusted depreciation	58.3	78.0	(25)%
Adjusted EBITDA	$307.9	$278.5	11%
% of net revenues	22.2%	20.3%
In the three months ended September 30, 2022, adjusted operating income increased $49.1 to $249.6 from $200.5 in the three months ended September 30, 2021. Adjusted operating margin increased to 18.0% of net revenues in the three months ended September 30, 2022 from 14.6% in the three months ended September 30, 2021. In the three months ended September 30, 2022, adjusted EBITDA increased $29.4 to $307.9 from $278.5 in the three months ended September 30, 2021. Adjusted EBITDA margin increased to 22.2% of net revenues in the three months ended September 30, 2022 from 20.3% in the three months ended September 30, 2021, primarily driven by lower advertising and consumer promotional costs as a percentage of revenues and lower cost of sales as a percentage of net revenues.
Amortization Expense
In the three months ended September 30, 2022, amortization expense decreased to $47.3 from $57.0 in the three months ended September 30, 2021. In the three months ended September 30, 2022, amortization expense of $37.0 and $10.3 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2021, amortization expense of $44.9 and $12.1 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $483.0 of cash costs life-to-date as of September 30, 2022, which have been recorded in Corporate.
In the three months ended September 30, 2022, we incurred a credit in restructuring and other business structure realignment costs of $0.8, as follows:
•We incurred a credit in restructuring costs of $1.2 primarily related to the Transformation Plan changes in estimates, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $0.4 primarily related to the Transformation Plan and certain other programs. This amount includes $(0.5) reported in Selling, general and administrative expenses, and $0.9 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In the three months ended September 30, 2021, we incurred restructuring and other business structure realignment costs of $15.1 as follows:

•We incurred restructuring costs of $12.4 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $2.7 primarily related to the Transformation Plan and certain other programs. This amount includes nil reported in Selling, general and administrative expenses, and $2.7 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended September 30, 2022, stock-based compensation was $31.1 as compared with $108.2 in the three months ended September 30, 2021. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO.
In the three months ended September 30, 2022 and 2021, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended September 30, 2022 we incurred no costs related to acquisition and divestiture activities.
In the three months ended September 30, 2021, we incurred $4.0 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Adjusted Depreciation Expense
In the three months ended September 30, 2022, adjusted depreciation expense of $27.6 and $30.7 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2021, adjusted depreciation expense of $38.0 and $40.0 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2022, net interest expense was $65.9 as compared with $59.8 in the three months ended September 30, 2021. This increase is primarily due to a higher average interest rate despite lower debt balances in the current period.
OTHER INCOME
In the three months ended September 30, 2022, other income was $(98.2) as compared with $(386.1) in the three months ended September 30, 2021. This decrease in income is primarily due to a less favorable fair value adjustment related to our investment in the Wella Company compared to the prior period, in addition to unfavorable changes in the fair value adjustments for our forward repurchase contracts.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2022 and 2021 was 34.1% and 33.4%, respectively. The change in the effective tax rate for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021, is primarily due to larger fair value gains related to the investment in the Wella business recorded in the prior period.
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

Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$204.2	$69.7	34.1%	$343.5	$114.6	33.4%
Adjustments to reported operating income (a)	77.7			183.3
Change in fair value of investment in Wella Business (c)	(135.0)			(390.0)
Other adjustments (d)	0.2			0.2
Total Adjustments (b)	(57.1)	(26.2)		(206.5)	(74.8)
Adjusted income before income taxes	$147.1	$43.5	29.6%	$137.0	$39.8	29.1%

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
(d)For the three months ended September 30, 2022 and 2021, this primarily represents adjustments for equity loss from KKW.
The adjusted effective tax rate was 29.6% for the three months ended September 30, 2022 compared to 29.1% for the three months ended September 30, 2021. The differences were primarily due to the resolution of foreign uncertain tax positions in the prior period.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $128.6 in the three months ended September 30, 2022 as compared to an income of $226.0 in the three months ended September 30, 2021. The decrease in the income is primarily driven by the lower unrealized gain in the Wella investment, partially offset by higher operating income and decrease in tax provision in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2022	2021	Change %
Net income from Coty Inc. net of noncontrolling interests	$128.6	$226.0	(43)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(123.0)	97%
Reported net income attributable to Coty Inc.	$125.3	$103.0	22%
% of net revenues	9.0%	7.5%
Adjustments to reported operating income (b)	77.7	183.3	(58)%
Change in fair value of investment in Wella Company (c)	(135.0)	(390.0)	65%
Adjustment to other expense (d)	0.2	0.2	—%
Adjustments to noncontrolling interests (e)	(1.7)	(1.8)	6%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	26.2	74.8	(65)%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (f)	—	93.6	(100)%
Adjusted net income attributable to Coty Inc.	$92.7	$63.1	47%
% of net revenues	6.7%	4.6%
Per Share Data
Adjusted weighted-average common shares
Basic	842.0	777.6
Diluted (a)	858.5	787.7
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.11	$0.08
Diluted (a)	$0.11	$0.08

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended September 30, 2022, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares were excluded) and the Forward Repurchase Contracts (3.1 million weighted average dilutive shares were excluded) were antidilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend ($3.3) and change in fair value ($27.7). For the three months ended September 30, 2021 the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock form the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended September 30, 2021, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended September 30, 2022 and 2021, this primarily represents the loss from equity investment in KKW.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
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
We continue to wind down the operations of our Russian subsidiary. We anticipate incurring up to $9.0 of additional costs through completion of the wind down, and future net cash costs of $30.0 to $35.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
Debt
See Note 10—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $177.8 and $179.3 as of September 30, 2022 and June 30, 2022, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $346.0 and $264.2 during the three months ended September 30, 2022 and 2021, respectively.
Cash Flows

	Three Months Ended September 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$163.2	$285.7
Net cash used in investing activities	(75.0)	(45.0)
Net cash used in financing activities	(87.8)	(122.7)
Net cash provided by operating activities
Net cash provided by operating activities was $163.2 and $285.7 for the three months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by operating activities of $122.5 was primarily driven by higher net outflows from changes throughout working capital accounts, which were partially offset by an increase in cash related net income during the first three months of the current fiscal year. Changes in accrued expenses and other current liabilities were the main driver of the increase in outflows from working capital accounts, which was primarily due to timing of payments and accruals for restructuring and sales related activities. Changes in cash related net income reflects higher net revenues and lower costs as a percentage of net revenues year over.
Net cash used in investing activities
Net cash used in investing activities was $75.0 and $45.0 for the three months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities of $30.0 was due to the timing of payments and level of capital expenditure projects.
Net cash used in financing activities
Net cash used in financing activities during the three months ended September 30, 2022 and 2021 was $87.8 and $122.7, respectively. The decrease in cash used in financing activities of $34.9 is primarily driven by is driven by net proceeds from borrowings on revolving credit facilities in the current year compared to net repayments in the prior year as well as higher payments in the prior year for accrued and incurred debt issuance costs and prior year purchase of the remaining mandatorily redeemable noncontrolling interest. Higher cash outflows from realized losses on financing foreign currency contracts was the primary offset to the overall year over year decrease in cash used in financing activities.
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

Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ended June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. Dividends accrued on the Convertible Series B Preferred Stock before April 1, 2021 have been declared and paid in October 2021. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the three months ended September 30, 2022 and 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and $22.7, respectively, of which $0.0 and $3.5, respectively, were paid. Additionally, we paid previously accrued dividends that were outstanding as of June 30, 2022, totaling $3.3.
For additional information on our dividends, see Note 14—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Treasury Stock - Share Repurchase Program
For information on our Share Repurchase Program, see Note 14—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Commitments and Contingencies
See Note 17—Mandatorily Redeemable Financial Interests and Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our United Arab Emirates subsidiary and subsidiary in the Middle East.
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 18—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$135.2 million (approximately $25.0) as of September 30, 2022.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $13.6 and $14.3 and bank guarantees of $16.1 and $17.2 as of September 30, 2022 and June 30, 2022, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of September 30, 2022 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2022 Form 10-K. For the three months ended September 30, 2022, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As of September 30, 2022, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 13—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2022 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information on our legal matters, see Note 18—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2022.

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

COTY INC.

Date: November 8, 2022	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)