Form 10-Q
period 2022-12-31
COTY INC.
filed 2023-02-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At January 31, 2023, 852,595,821 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenues	$1,523.6	$1,578.2	$2,913.6	$2,949.9
Cost of sales	525.3	561.1	1,026.6	1,065.9
Gross profit	998.3	1,017.1	1,887.0	1,884.0
Selling, general and administrative expenses	754.3	718.9	1,425.0	1,495.2
Amortization expense	47.6	51.4	94.9	108.4
Restructuring costs	(2.9)	(4.1)	(4.1)	8.3
Acquisition- and divestiture-related costs	—	6.9	—	10.9
Operating income	199.3	244.0	371.2	261.2
Interest expense, net	61.0	60.9	126.9	120.7
Other income, net	(141.9)	(126.2)	(240.1)	(512.3)
Income from continuing operations before income taxes	280.2	309.3	484.4	652.8
Provision for income taxes on continuing operations	38.8	49.4	108.5	164.0
Net income from continuing operations	241.4	259.9	375.9	488.8
Net income from discontinued operations	—	3.8	—	3.8
Net income	241.4	263.7	375.9	492.6
Net loss attributable to noncontrolling interests	(1.4)	(0.9)	(1.4)	(1.4)
Net income attributable to redeemable noncontrolling interests	4.5	3.2	10.4	6.6
Net income attributable to Coty Inc.	$238.3	$261.4	$366.9	$487.4
Amounts attributable to Coty Inc.
Net income from continuing operations	238.3	257.6	366.9	483.6
Convertible Series B Preferred Stock dividends	(3.3)	(68.7)	(6.6)	(191.7)
Net income from continuing operations attributable to common stockholders	235.0	188.9	360.3	291.9
Net income from discontinued operations	—	3.8	—	3.8
Net income attributable to common stockholders	$235.0	$192.7	$360.3	$295.7

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.28	$0.23	$0.43	$0.36
Earnings from continuing operations per common share - diluted	0.27	0.23	0.42	0.36
Earnings per common share - basic	0.28	0.23	0.43	0.36
Earnings per common share - diluted	0.27	0.23	0.42	0.36
Weighted-average common shares outstanding:
Basic	850.8	829.1	846.4	803.3
Diluted	886.8	842.7	884.5	815.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net income	$241.4	$263.7	$375.9	$492.6
Other comprehensive income (loss):
Foreign currency translation adjustment	219.0	(107.7)	(45.1)	(250.8)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $1.2 and $(1.8), and $0.7 and $(3.4) during the three and six months ended, respectively	(3.9)	5.5	(3.0)	9.9
Pension and other post-employment benefits adjustment, net of tax of $(0.8) and $0.0, and $0.0 and $0.0 during the three and six months ended, respectively	1.5	1.8	(1.7)	2.3
Total other comprehensive income (loss), net of tax	216.6	(100.4)	(49.8)	(238.6)
Comprehensive income	458.0	163.3	326.1	254.0
Comprehensive income attributable to noncontrolling interests:
Net loss	(1.4)	(0.9)	(1.4)	(1.4)
Foreign currency translation adjustment	0.3	(0.1)	0.3	(0.3)
Total comprehensive loss attributable to noncontrolling interests	(1.1)	(1.0)	(1.1)	(1.7)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.5	3.2	10.4	6.6
Foreign currency translation adjustment	0.3	—	0.1	—
Total comprehensive income attributable to noncontrolling interests	4.8	3.2	10.5	6.6
Comprehensive income attributable to Coty Inc.	$454.3	$161.1	$316.7	$249.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$280.8	$233.3
Restricted cash	31.5	30.5
Trade receivables—less allowances of $30.9 and $53.4, respectively	433.8	364.6
Inventories	718.2	661.5
Prepaid expenses and other current assets	442.0	392.0
Total current assets	1,906.3	1,681.9
Property and equipment, net	688.7	715.5
Goodwill	3,920.3	3,914.7
Other intangible assets, net	3,848.0	3,902.8
Equity investments	1,050.6	842.6
Operating lease right-of-use assets	301.5	320.9
Deferred income taxes	622.5	651.8
Other noncurrent assets	116.7	85.9
TOTAL ASSETS	$12,454.6	$12,116.1
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,489.7	$1,268.3
Accrued expenses and other current liabilities	1,179.7	1,097.1
Short-term debt and current portion of long-term debt	68.1	23.0
Current operating lease liabilities	61.0	67.8
Income and other taxes payable	117.1	109.4
Total current liabilities	2,915.6	2,565.6
Long-term debt, net	4,014.0	4,409.1
Long-term operating lease liabilities	265.2	282.2
Pension and other post-employment benefits	295.7	292.2
Deferred income taxes	723.7	669.0
Other noncurrent liabilities	306.7	340.0
Total liabilities	8,520.9	8,558.1
COMMITMENTS AND CONTINGENCIES (See Note 19)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and outstanding at December 31, 2022 and June 30, 2022, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	69.7	69.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at December 31, 2022 and June 30, 2022	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 918.9 and 905.5 issued and 852.5 and 839.2 outstanding at December 31, 2022 and June 30, 2022, respectively	9.1	9.0
Additional paid-in capital	10,865.9	10,805.8
Accumulated deficit	(5,129.2)	(5,496.1)
Accumulated other comprehensive loss	(768.1)	(717.9)
Treasury stock—at cost, shares: 66.4 and 66.3 at December 31, 2022 and June 30, 2022, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,531.4	3,154.5
Noncontrolling interests	190.2	191.3
Total equity	3,721.6	3,345.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,454.6	$12,116.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2022
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Reacquired Class A Common Stock for employee taxes								0.1		—		—
Exercise of employee stock options and restricted stock units			10.2	—						—		—
Shares withheld for employee taxes					(1.1)					(1.1)		(1.1)
Share-based compensation expense					31.4					31.4		31.4
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						128.6				128.6	—	128.6	5.9
Other comprehensive loss							(266.2)			(266.2)	—	(266.2)	(0.2)
Adjustment of redeemable noncontrolling interests to redemption value					6.2					6.2		6.2	(6.2)
Equity investment contribution for share-based compensation					1.7					1.7		1.7
BALANCE—September 30, 2022	1.5	$—	915.7	$9.0	$10,840.7	$(5,367.5)	$(984.1)	66.4	$(1,446.3)	$3,051.8	$191.3	$3,243.1	$69.3	$142.4
Exercise of employee stock options and restricted stock units			3.2	0.1	(0.1)					—		—
Shares withheld for employee taxes					(10.5)					(10.5)		(10.5)
Share-based compensation expense					33.6					33.6		33.6
Changes in dividends accrued					0.1					0.1		0.1
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income (loss)						238.3				238.3	(1.4)	236.9	4.5
Other comprehensive loss							216.0			216.0	0.3	216.3	0.3
Adjustment of redeemable noncontrolling interests to redemption value					4.4					4.4		4.4	(4.4)
Equity investment contribution for share-based compensation					1.0					1.0		1.0
BALANCE—December 31, 2022	1.5	$—	918.9	$9.1	$10,865.9	$(5,129.2)	$(768.1)	66.4	$(1,446.3)	$3,531.4	$190.2	$3,721.6	$69.7	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2021
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units			51.0	—	—					—		—
Shares withheld for employee taxes					(4.2)					(4.2)		(4.2)
Share-based compensation expense					107.8					107.8		107.8
Equity Investment contribution for share-based compensation					1.6					1.6		1.6
Changes in dividends accrued					0.5					0.5		0.5
Conversion of Convertible Series B Preferred Stock				0.5	307.4					307.9		307.9		(307.9)
Reclassification to Mandatorily redeemable Convertible Series B Preferred Stock					—					—		—		(394.2)
Dividends Accrued - Convertible Series B Preferred Stock					(22.7)					(22.7)		(22.7)		22.7
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(6.7)					(6.7)		(6.7)		6.7
Deemed Dividends - Exchange Agreement					(93.6)					(93.6)		(93.6)		93.6
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.5)
Net income (loss)						226.0				226.0	(0.5)	225.5	3.4
Other comprehensive loss							(138.0)			(138.0)	(0.2)	(138.2)
Adjustment of redeemable noncontrolling interests to redemption value					4.1					4.1		4.1	(4.1)
BALANCE—September 30, 2021	1.5	$—	883.3	$8.8	$10,670.4	$(5,529.6)	$(459.9)	66.3	$(1,446.3)	$3,243.4	$200.8	$3,444.2	$83.4	$453.7

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Exercise of employee stock options and restricted stock units			(48.2)							—		—
Shares withheld for employee taxes					(7.1)					(7.1)		(7.1)
Share-based compensation expense					26.9					26.9		26.9
Equity Investment contribution for share-based compensation					(3.0)					(3.0)		(3.0)
Changes in dividends accrued					0.2					0.2		0.2
Dividends declared - Cash and Other					—					—		—
Dividends ($0.125 per common share)					—					—		—
Conversion of Convertible Series B Preferred Stock			69.9	0.2	121.4					121.6		121.6		(121.6)
Exchange Transaction										—		—		(212.7)
Dividends Accrued - Convertible Series B Preferred Stock					(5.9)					(5.9)		(5.9)		5.9
Deemed Dividends - Conversion of Convertible Series B Preferred Stock					(0.8)					(0.8)		(0.8)		0.8
Deemed Dividends - Redemption of Convertible Series B Preferred Stock					(66.4)					(66.4)		(66.4)		66.4
Deemed Contributions - Convertible Series B Preferred Stock					4.4					4.4		4.4		(4.4)
Dividends Paid - Convertible Series B Preferred Stock										—		—		(45.7)
Net income (loss)						261.4				261.4	(0.9)	260.5	3.2
Other comprehensive income							(100.3)			(100.3)	(0.1)	(100.4)
Distribution to noncontrolling interests, net										—	(2.7)	(2.7)	(5.8)
Adjustment of redeemable noncontrolling interests to redemption value					(2.9)					(2.9)		(2.9)	2.9
BALANCE—December 31, 2021	1.5	$—	905.0	$9.0	$10,737.2	$(5,268.2)	$(560.2)	66.3	$(1,446.3)	$3,471.5	$197.1	$3,668.6	$83.7	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$375.9	$492.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.4	267.6
Non-cash lease expense	32.1	36.6
Deferred income taxes	84.6	99.4
(Releases) provision for bad debts	(15.8)	1.1
Provision for pension and other post-employment benefits	4.6	8.5
Share-based compensation	65.3	135.8
Losses (gains) on disposals of long-term assets, net	4.7	(91.1)
Gain on sale of business in discontinued operations	—	(4.8)
Realized and unrealized gains from equity investments, net	(208.0)	(516.9)
Foreign exchange effects	24.8	(9.9)
Deferred financing fees write-offs	0.8	6.7
Unrealized gains on forward repurchase contracts, net	(19.4)	—
Other	12.8	9.3
Change in operating assets and liabilities
Trade receivables	(45.7)	(188.7)
Inventories	(55.3)	40.2
Prepaid expenses and other current assets	(55.2)	(101.5)
Accounts payable	227.2	257.1
Accrued expenses and other current liabilities	75.1	271.8
Operating lease liabilities	(33.5)	(40.2)
Income and other taxes payable	12.2	46.9
Other noncurrent assets	(13.3)	(4.4)
Other noncurrent liabilities	(38.9)	18.6
Net cash provided by operating activities	645.4	734.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(102.1)	(86.0)
Proceeds from sale of long-term assets and license terminations	56.9	126.5
Proceeds from contingent consideration from sale of discontinued business	—	34.0
Net cash (used in) provided by investing activities	(45.2)	74.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	612.0	444.3
Repayments of revolving loan facilities	(806.1)	(1,114.7)
Proceeds from issuance of other long-term debt	—	500.0
Repayments of term loans and other long-term debt	(188.6)	(212.2)
Dividend payments on Class A Common Stock and Class B Preferred Stock	(7.1)	(50.4)
Net payments of foreign currency contracts	(133.5)	(50.8)
Purchase of remaining mandatorily redeemable noncontrolling interest	—	(7.1)
Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	—	(8.5)
Payment of deferred financing fees	—	(37.2)

All other	(13.3)	(10.9)
Net cash used in financing activities	(536.6)	(547.5)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15.1)	(9.6)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48.5	252.1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	263.8	310.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$312.3	$562.5

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$121.7	$109.0
Net cash payments for income taxes	27.3	43.5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$85.3	$56.3
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	—	603.3
Conversion of Series B Preferred Stock into Class A Common Stock	—	429.5
Non-cash Series B Preferred Stock dividends and deemed dividends (contributions)	—	(1.1)
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2022. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2022 and June 30, 2022, the Company had restricted cash of $31.5 and $30.5, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2022 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2022. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and six months ended December 31, 2022 and 2021 was 13.8% and 16.0%, respectively, and 22.4% and 25.1%, respectively. The change in the effective tax rate for the three and six months ended December 31, 2022, as compared with the three and six months ended December 31, 2021, was primarily due to foreign exchange loss recognized on the current year repatriation of funds that were previously taxed as part of the Tax Cuts and Jobs Act of 2017 and the larger nondeductible executive stock compensation in the prior period.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2022 and June 30, 2022, the gross amount of UTBs was $237.9 and $251.6, respectively. As of December 31, 2022, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $156.8. As of December 31, 2022 and June 30, 2022, the liability associated with UTBs, including accrued interest and penalties, was $184.6 and $191.8, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.1 and $(1.0) for the three months ended December 31, 2022 and 2021, respectively, and $1.4 and $(0.3) for the six months ended December 31, 2022 and 2021, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022 was $27.8 and $26.4, respectively. On the basis of the information available as of December 31, 2022, it is reasonably possible that a decrease of up to $7.5 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Russia Market Exit
In connection with the Company’s Board of Director’s decision to wind down operations in Russia, the Company recognized total pre-tax gains in the Condensed Consolidated Statements of Operations of $16.8 and $15.7, respectively, in the three and six months ended December 31, 2022. These amounts are primarily related to a bad debt accrual release due to better than expected collections.
The Company incurred nil of income tax charges associated with the decision to exit Russia in the three and six months ended December 31, 2022.
The Company anticipates incurring up to $8.0 of additional costs through completion of the wind down. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The Company has substantially completed its commercial activities in Russia. However, the Company anticipates that the process related to the liquidation of the Russian legal entity will take an extended period of time.
Lacoste Fragrances License Termination
On December 19, 2022, the Company entered into an agreement with Lacoste S.A.S, Sporloisirs S.A., and Lacoste Alligator S.A., (collectively, “Lacoste”) to early terminate the existing Lacoste fragrances licensing agreement, effective June 30, 2023. In exchange, Lacoste has agreed to make termination payments to the Company. During the second quarter of fiscal 2023, Lacoste advanced to the Company a portion of the termination payment totaling €52.5 million (approximately $55.6). The amount advanced to the Company has been reflected as deferred income, within Accrued expenses and other current liabilities, until the termination effective date, June 30, 2023.
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
Recently Issued Accounting Pronouncements
The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. The new guidance under these ASUs provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the period of time entities can utilize the reference rate reform relief guidance under ASU No. 2020-04 from December 31, 2022 to December 31, 2024. As of December 31, 2022, the Company has not applied any of the optional expedients or exceptions allowed under these ASUs. The Company does not believe that these ASUs will have a material impact on its consolidated financial position, results of operations or cash flows.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”), regarding a strategic transaction for the sale of the Wella Business. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Business. As of December 31, 2022, the Company owned a 25.9% stake in Wella. See Note 8—Equity Investments for additional information.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations and have been excluded from both continuing operations and segment results for all periods presented.
For the three and six months ended December 31, 2021, the Company recognized a gain of $4.8 reflecting certain working capital adjustments and a provision of $1.0 in related income tax impact, which are presented as components of Net income from discontinued operations within the Condensed Consolidated Statements of Operation.
4. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer ("CEO") as the CODM.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes stock compensation expense, restructuring and realignment costs, costs related to acquisition, divestiture and license termination activities, and impairments of long-lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 9—Goodwill and Other Intangible Assets, net.

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2022	2021	2022	2021
Net revenues:
Prestige	$957.7	$1,008.0	$1,821.2	$1,878.7
Consumer Beauty	565.9	570.2	1,092.4	1,071.2
Total	$1,523.6	$1,578.2	$2,913.6	$2,949.9
Operating income (loss):
Prestige	164.4	141.6	335.0	273.7
Consumer Beauty	49.4	43.3	81.1	54.7
Corporate	(14.5)	59.1	(44.9)	(67.2)
Total	$199.3	$244.0	$371.2	$261.2
Reconciliation:
Operating income	199.3	244.0	371.2	261.2
Interest expense, net	61.0	60.9	126.9	120.7
Other income, net	(141.9)	(126.2)	(240.1)	(512.3)
Income from continuing operations before income taxes	$280.2	$309.3	$484.4	$652.8
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2022	2021	2022	2021
Fragrance	62.2%	62.7%	60.8%	61.3%
Color Cosmetics	25.6	26.0	26.6	27.1
Body Care & Other	7.9	7.1	7.8	6.9
Skincare	4.3	4.2	4.8	4.7
Total	100.0%	100.0%	100.0%	100.0%
5. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs, which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three and six months ended December 31, 2022 and 2021.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $0.0 and $6.9 for the three months ended December 31, 2022 and 2021, respectively, and $0.0 and $10.9 for the six months ended December 31, 2022 and 2021, respectively. Divestiture-related costs incurred during the three and six months ended December 31, 2021 were primarily related to the strategic transaction with KKR Bidco, for the sale of a majority stake in the Wella Business.

6. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2022 and 2021 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Transformation Plan	$(2.9)	$(4.1)	$(4.1)	$8.3
Total	$(2.9)	$(4.1)	$(4.1)	$8.3
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $219.2 related to approved initiatives through December 31, 2022, which have been recorded in Corporate.
Over the next fiscal year, the Company expects to incur approximately $4.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	(6.2)	—	(0.3)	(6.5)
Fiscal 2023	(4.1)	—	—	(4.1)
Cumulative through December 31, 2022	$214.3	$(1.6)	$6.5	$219.2
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Total
Balance—July 1, 2022	$55.2	$55.2
Restructuring charges	1.5	1.5
Payments	(28.6)	(28.6)
Changes in estimates	(5.6)	(5.6)
Effect of exchange rates	(1.2)	(1.2)
Balance—December 31, 2022	$21.3	$21.3
The Company currently estimates that the total remaining accrual of $21.3 will result in cash expenditures of approximately $13.1, $7.7 and $0.5 in fiscal 2023, 2024 and thereafter, respectively.
7. INVENTORIES
Inventories as of December 31, 2022 and June 30, 2022 are presented below:

	December 31, 2022	June 30, 2022
Raw materials	$212.0	$171.5
Work-in-process	11.8	13.2
Finished goods	494.4	476.8
Total inventories	$718.2	$661.5

8. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	December 31, 2022	June 30, 2022
Equity method investments:
KKW Holdings (a)	$10.6	$12.6
Equity investments at fair value:
Wella (b)	1,040.0	$830.0

Total equity investments	1,050.6	$842.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $1.1 and $0.8, respectively, during the three months ended December 31, 2022 and 2021 and $2.0 and $1.4, respectively, during the six months ended December 31, 2022 and 2021 representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.
(b)As of December 31, 2022 and June 30, 2022, the Company's stake in Wella was 25.9%.
For the six months ended December 31, 2022, the impact of the Briogeo acquisition was included for valuation purposes.
The following table presents summarized financial information of the Company’s equity method investees for the period ending December 31, 2022. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021 (a)
Summarized Statements of Operations information:
Net revenues	$660.6	$744.3	$1,257.2	$1,363.5
Gross profit	420.3	508.4	814.9	938.1
Operating income	55.5	76.2	116.5	101.8
Income before income taxes	0.3	49.4	20.3	56.9
Net (loss) income	(1.5)	36.5	14.5	42.0

The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended December 31, 2022. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended December 31, 2022.

Equity investments at fair value:
Balance as of June 30, 2022	$830.0
Total gains included in earnings	210.0
Balance as of December 31, 2022	$1,040.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of December 31, 2022. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,040.0	Discounted cash flows	Discount rate	10.75% (a)
			Growth rate	1.8% - 7.2% (a)

		Market multiple	Revenue multiple	2.7x – 3.0x (b)
			EBITDA multiple	12.1x – 14.5x (b)

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
9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2022 and June 30, 2022 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7

Changes during the period ended December 31, 2022
Foreign currency translation	5.1	0.5	5.6

Gross balance at December 31, 2022	$6,225.8	$1,734.6	$7,960.4
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at December 31, 2022	$3,115.5	$804.8	$3,920.3

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2022 and June 30, 2022 are presented below:

	December 31, 2022	June 30, 2022
Indefinite-lived other intangible assets	$943.5	$936.6
Finite-lived other intangible assets, net	2,904.5	2,966.2
Total Other intangible assets, net	$3,848.0	$3,902.8
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2022	$936.6	$936.6

Changes during the period ended December 31, 2022
Foreign currency translation	6.9	6.9

Gross balance at December 31, 2022	$1,888.4	$1,888.4
Accumulated impairments	(944.9)	(944.9)
Net balance at December 31, 2022	$943.5	$943.5
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2022
License agreements and collaboration agreements	$3,861.9	$(1,302.2)	$(19.6)	$2,540.1
Customer relationships	740.0	(473.5)	(5.5)	261.0
Trademarks	320.5	(177.1)	(0.5)	142.9
Product formulations and technology	83.9	(61.7)	—	22.2
Total	$5,006.3	$(2,014.5)	$(25.6)	$2,966.2
December 31, 2022
License agreements and collaboration agreements	$3,907.8	$(1,392.2)	$(19.6)	$2,496.0
Customer relationships	743.3	(488.7)	(5.5)	249.1
Trademarks	320.9	(183.1)	(0.5)	137.3
Product formulations and technology	84.2	(62.1)	—	22.1
Total	$5,056.2	$(2,126.1)	$(25.6)	$2,904.5
Amortization expense was $47.6 and $51.4 for the three months ended December 31, 2022 and 2021, respectively and $94.9 and $108.4 for the six months ended December 31, 2022 and 2021, respectively.
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

The following chart provides additional information about the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2022	2021	2022	2021
Operating lease cost	$19.3	$21.2	$38.5	$42.1
Short-term lease cost	0.3	0.3	0.5	0.6
Variable lease cost	8.2	10.0	16.8	18.9
Sublease income	(3.9)	(5.4)	(7.7)	(10.7)
Net lease cost	$23.9	$26.1	$48.1	$50.9
Other information:
Operating cash outflows from operating leases	$(18.7)	$(22.8)	$(40.4)	$(45.3)
Right-of-use assets obtained in exchange for lease obligations	$6.2	$18.6	$13.8	$27.0

Weighted-average remaining lease term - real estate			7.4 years	6.3 years
Weighted-average discount rate - real estate leases			4.07%	3.49%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2023, remaining	$39.2
2024	67.9
2025	56.9
2026	46.0
2027	38.8
Thereafter	136.2
Total future lease payments	385.0
Less: imputed interest	(58.8)
Total present value of lease liabilities	326.2
Current operating lease liabilities	61.0
Long-term operating lease liabilities	265.2
Total operating lease liabilities	$326.2

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

11. DEBT
The Company’s debt balances consisted of the following as of December 31, 2022 and June 30, 2022, respectively:

	December 31, 2022	June 30, 2022
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	746.0	731.8
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2018 Coty Credit Agreement
2021 Coty Revolving Credit Facility due April 2025	75.0	273.6
2018 Coty Term B Facility due April 2025	1,201.0	1,239.2
Senior Unsecured Notes
2026 Dollar Notes due April 2026	473.0	550.0
2026 Euro Notes due April 2026	192.1	261.4
Brazilian Credit Facilities	42.4	42.4
Other long-term debt and finance lease obligations	8.4	0.1
Total debt	4,137.9	4,498.5
Less: Short-term debt and current portion of long-term debt	(68.1)	(23.0)
Total Long-term debt	4,069.8	4,475.5
Less: Unamortized financing fees	(35.4)	(41.8)
Less: Discount on long-term debt	(20.4)	(24.6)
Total Long-term debt, net	$4,014.0	$4,409.1
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2022, total short-term debt remained constant at nil from June 30, 2022. In addition, the Company had undrawn letters of credit of $13.6 and $14.3, and bank guarantees of $17.8 and $17.2 as of December 31, 2022 and June 30, 2022, respectively.
Long-Term Debt
Recent Developments
Cash Tender Offers
On December 7, 2022, the Company completed its previously announced cash tender offers and redeemed $77.0 of the Company's 2026 Dollar Notes (as defined below) and €69.7 million (approximately $72.2) of the Company's 2026 Euro Notes (as defined below).
Debt Paydowns
In December 2022, the Company announced an agreement to early terminate a fragrance license in exchange for a termination payment from the licensor. A portion of the termination payment totaling €52.5 million (approximately $55.6) was advanced to the Company. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized a portion of the advance proceeds to pay down €13.5 million (approximately $14.3) and $21.5, respectively, of the outstanding balances of the euro and U.S. dollar portions of the 2018 Term B Facility on December 23, 2022.
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

See the above Recent Developments section for information on the prepayments made in December 2022 of the euro and U.S. dollar portions of the 2018 Term B Facility.
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
See the above Recent Developments section for information on the prepayments made in December 2022 of the 2026 Dollar and Euro Notes.
Deferred Financing Costs and Original Issue Discounts
The Company wrote off unamortized deferred issuance fees of $0.7 and original issue debt discounts of $0.1 during the three and six months ended December 31, 2022 and wrote off $4.5 and $5.1, respectively, of unamortized deferred issuance fees and $1.6 of original issue debt discounts during the three and six months ended December 31, 2021, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations. Additionally, during the three and six months ended December 31, 2021, the Company capitalized original issue debt discounts of $20.0 and $27.0, respectively, and deferred issuance fees of $8.3 and $8.4, respectively.
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
Fair Value of Debt

	December 31, 2022		June 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,146.0	$2,007.5	$2,131.8	$1,914.1
2018 Coty Credit Agreement	1,276.0	1,245.7	1,512.8	1,451.5
Senior Unsecured Notes	665.1	636.8	811.4	733.5
Brazilian Credit Facilities	42.4	44.5	42.4	48.2
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services or utilizes the USD LIBOR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding finance lease obligations as of December 31, 2022, are presented below:

Fiscal Year Ending June 30,
2023, remaining	$11.5
2024	65.5
2025	1,241.4
2026	2,311.1
2027	—
Thereafter	500.0
Total	$4,129.5

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
As of December 31, 2022, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
12. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2022 and 2021, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest expense	$65.0	$61.7	$122.6	$124.5
Foreign exchange losses (gains), net of derivative contracts	2.1	(0.2)	14.0	(2.4)
Interest income	(6.1)	(0.6)	(9.7)	(1.4)
Total interest expense, net	$61.0	$60.9	$126.9	$120.7

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	—	—	1.2	2.3	0.2	0.2	1.4	2.5
Interest cost	0.2	0.1	2.7	1.6	0.4	0.3	3.3	2.0
Expected return on plan assets	—	—	(0.9)	(1.1)	—	—	(0.9)	(1.1)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net (gain) loss	(0.7)	0.1	(0.2)	(0.1)	(0.5)	—	(1.4)	—
Settlement loss recognized	—	—	—	1.3	—	—	—	1.3
Curtailment gain recognized	—	—	—	(0.2)	—	—	—	(0.2)
Net periodic benefit cost (credit)	(0.5)	0.2	2.8	3.8	—	0.4	2.3	4.4

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	—	—	2.4	4.7	0.4	0.4	2.8	5.1
Interest cost	0.4	0.2	5.4	3.2	0.8	0.6	6.6	4.0
Expected return on plan assets	—	—	(1.8)	(2.2)	—	—	(1.8)	(2.2)
Amortization of prior service credit	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Amortization of net (gain) loss	(1.4)	0.2	(0.4)	(0.2)	(1.0)	—	(2.8)	—
Settlement loss recognized	—	—	—	2.0	—	—	—	2.0
Curtailment gain recognized	—	—	—	(0.2)	—	—	—	(0.2)
Net periodic benefit cost (credit)	(1.0)	0.4	5.6	7.3	—	0.8	4.6	8.5
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
As of December 31, 2022 and June 30, 2022, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $27.9 and $30.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of

December 31, 2022 and June 30, 2022, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $2,106.7 and $2,403.8, respectively.
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
As of December 31, 2022 and June 30, 2022, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $800.0. These interest rate swaps are designated and qualify as cash flow hedges and were highly effective.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of December 31, 2022 and June 30, 2022, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €650.4 million and €289.0 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June and December 2022, the Company entered into certain forward repurchase contracts to start hedging for potential $200.0 and $196.0 share buyback programs, in 2024 and 2025, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations. Refer to Note 15—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $5.0 and $41.7 as of December 31, 2022 and June 30, 2022, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of December 31, 2022 and June 30, 2022.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Foreign exchange forward contracts	$(0.4)	$—	$1.3	$1.7
Interest rate swap contracts	0.1	2.5	1.8	1.9
Net investment hedges	(31.4)	2.2	(36.7)	18.9
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $1.3 and $4.3 as of December 31, 2022 and June 30, 2022, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $3.6. As of December 31, 2022, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,
	2022			2021
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$(0.1)	$—	$(0.1)	$0.2	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	4.9	—	—	(4.8)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Six Months Ended December 31,
	2022			2021
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$(1.6)	$—	$—	$0.2	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	6.7	—	—	(9.8)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2022	2021	2022	2021
Foreign exchange contracts	Selling, general and administrative expenses	$(0.1)	$0.1	$(0.1)	$0.1
Foreign exchange contracts	Interest expense, net	(45.1)	12.9	(79.3)	20.2
Foreign exchange and forward repurchase contracts	Other (expense) income, net	57.7	(0.3)	5.7	(0.5)
15. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2022, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2022, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 852.5 million.
As of December 31, 2022, the Company’s largest stockholder was JAB Beauty B.V. (formerly known as Cottage Holdco B.V.), which owned approximately 53% of Coty’s outstanding Class A Common Stock. JAB Beauty B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, JAB Beauty B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 16—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of December 31, 2022, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.

As of December 31, 2022, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of December 31, 2022, the Company has $0.5 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Convertible Series B Preferred Stock
On May 11, 2020, the Company entered into an Investment Agreement with KKR Aggregator, relating to the issuance and sale by the Company to KKR Aggregator of up to 1,000,000 shares of the Company’s new Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $1,000.0, or $1,000 per share (the “Issuance”). The Company completed the issuances and sales of the Series B Preferred Stock on May 26, 2020 and July 31, 2020. On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock, to HFS Holdings S.à r.l, that is beneficially owned by Peter Harf, a director of the Company. The transaction closed on August 27, 2021.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, KKR has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended December 31, 2022 and 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and $5.9 and paid accrued dividends of $3.3 and $45.7, respectively. During the six months ended December 31, 2022 and 2021, the Board of Directors declared dividends on the Series B Preferred Stock of $6.6 and $28.6, and paid accrued dividends of $6.6 and $49.3, respectively. As of December 31, 2022 and June 30, 2022, the Series B Preferred Stock had outstanding accrued dividends of $3.3 and $3.3, respectively.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2022, the Company did not repurchase any shares of its Class A Common Stock under the Incremental Repurchase Program. As of December 31, 2022, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
In June and December 2022, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0 and $196.0 share buyback programs in 2024 and 2025, respectively. In connection with the June and December 2022 Forward transactions, the Company incurred certain execution fees of $2.0 and $2.0, respectively, which were recognized as a premium to the forward price recorded at inception and amortized ratably over the contract periods.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the June and December 2022 Forward transactions were 7.5% and 8.0%, respectively, as of December 31, 2022.
As part of the June 2022 Forward transaction, two of the Counterparties purchased approximately 27.0 million shares of the Company’s Class A Common Stock. In addition, as part of the December 2022 Forward transaction, these two Counterparties purchased approximately 6.7 million shares of the Company’s Class A Common Stock. The June and December 2022 Forward agreements require the Company to: (i) repurchase the shares on or before June 6, 2024 and December 15, 2024, respectively, at a price based on the weighted average of the daily volume weighted average price (“VWAP”) during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
As part of the December 2022 Forward transaction, the remaining Counterparty purchased approximately 5.6 million shares of the Company’s Class A Common Stock. This Forward requires the Company to pay or receive the difference between the Final Price and Initial Price established at inception of the Forward on or before January 15, 2025.
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
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other income, net in the Condensed Consolidated Statement of Operations.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2022 was $0.1, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition to the activity noted above, the Company made a payment of $0.7, of which $0.2 relates to tax, for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2022.
Total accrued dividends on unvested RSUs and phantom units of $1.0 and $0.1 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of December 31, 2022.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)
Other comprehensive income (loss) before reclassifications	1.1	(36.7)	(8.8)	1.3	(43.1)
Net amounts reclassified from AOCI/(L)	(4.1)	—	—	(3.0)	(7.1)
Net current-period other comprehensive loss	(3.0)	(36.7)	(8.8)	(1.7)	(50.2)
Balance—December 31, 2022	$1.3	$(32.6)	$(779.6)	$42.8	$(768.1)

(a) For the six months ended December 31, 2022, other comprehensive income before reclassifications of $1.3 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $3.0, net of tax of nil.

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

16. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Equity plan expense (a)	$33.6	$26.9	$65.0	$134.7
Liability plan (income) expense	0.6	0.7	0.3	1.1
Fringe expense	1.5	2.1	1.5	2.2
Total share-based compensation expense	$35.7	$29.7	$66.8	$138.0

(a) Equity plan share-based compensation expense of $33.6 and $26.9 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended December 31, 2022 and 2021, respectively. Equity plan share-based compensation expense of $65.0 and $134.7 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the six months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $1.5, $0.0, $4.6 and $137.0, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 1.33, 0.00, 2.21 and 1.52 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 8.3 million and 8.3 million shares of RSUs and other share awards during the three and six months ended December 31, 2022, respectively. The Company recognized share-based compensation expense of $34.5 and $30.3 for the three months ended December 31, 2022 and 2021, respectively, of which $23.6 and $23.2 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $65.2 and $137.2 for the six months ended December 31, 2022 and 2021, respectively, of which $47.1 and $124.0, respectively, related to Ms. Nabi's award.
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
In connection with this Award, JAB Beauty B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) 10,000,000 shares of Class A Common Stock no later than sixty days following the first vesting date. On October 29, 2021, JAB Beauty B.V. completed the transfer of 10,000,000 shares of Class A Common Stock to Ms. Nabi. In the event Ms. Nabi remains employed through the third vesting date, JAB Beauty B.V. has agreed to transfer an additional 5,000,000 shares of Class A Common Stock to Ms. Nabi.
On August 31, 2022, the Company issued 10,000,000 shares of Class A Common Stock to Ms. Nabi in connection with the second vesting of the Award.
Restricted Stock
The Company granted 0.4 million and 0.4 million shares of restricted stock, during the three and six months ended December 31, 2022, respectively. The Company recognized share-based compensation expense of $0.7 and $0.3 for the three months ended December 31, 2022 and 2021, respectively, and $1.2 and $0.5 for the six months ended December 31, 2022 and 2021, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock and no shares of Series A-1 Preferred Stock during the three and six months ended December 31, 2022, respectively. The Company recognized share-based compensation expense (income) of $0.2 and $0.5 for the three months ended December 31, 2022 and 2021, respectively, and $(0.2) and $0.9 for the six months ended December 31, 2022 and 2021, respectively.

Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and six months ended December 31, 2022. The Company recognized share-based compensation expense (income) of $0.3 and $(1.4) for the three months ended December 31, 2022 and 2021, respectively, and $0.6 and $(0.6) for the six months ended December 31, 2022 and 2021, respectively.
17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Amounts attributable to Coty Inc.:
Net income from continuing operations	$238.3	$257.6	$366.9	$483.6
Convertible Series B Preferred Stock dividends	(3.3)	(68.7)	(6.6)	(191.7)
Net income from continuing operations attributable to common stockholders	235.0	188.9	360.3	291.9
Net income from discontinued operations, net of tax	—	3.8	—	3.8
Net income attributable to common stockholders	$235.0	$192.7	$360.3	$295.7

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	850.8	829.1	846.4	803.3
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	12.3	13.6	14.4	11.8
Effect of Convertible Series B Preferred Stock (c)	23.7	—	23.7	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	886.8	842.7	884.5	815.1

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.28	$0.23	$0.43	$0.36
Earnings from continuing operations per common share - diluted (e)	0.27	0.23	0.42	0.36

Earnings per common share - basic	0.28	0.23	0.43	0.36
Earnings per common share - diluted (e)	0.27	0.23	0.42	0.36

(a) For the three months ended December 31, 2022 and 2021, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 5.8 million and 8.8 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS. For the six months ended December 31, 2022 and 2021, outstanding stock options and Series A/A-1 Preferred Stock with purchase or conversion rights to purchase 6.0 million and 10.1 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended December 31, 2022 and 2021, there were nil anti-dilutive RSUs excluded from the computation of diluted EPS. For the six months ended December 31, 2022 and 2021, there were nil and 2.5 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three months ended December 31, 2022 and 2021, there were nil and 49.6 million weighted average dilutive shares of Convertible Series B Preferred Stock, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the six months ended December 31, 2022 and 2021, there were nil and 106.4 million weighted average dilutive shares of Convertible Series B Preferred Stock, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and six months ended December 31, 2022, shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.

(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $68.7, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $(44.3) and $0.0, respectively, if dilutive, for the three months ended December 31, 2022 and 2021 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $6.6 and $191.7, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $(6.8) and $0.0, respectively, if dilutive, for the six months ended December 31, 2022 and 2021 on net income applicable to common stockholders during the period.
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
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of December 31, 2022, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $69.7 and $69.8 as the RNCI balances as of December 31, 2022 and June 30, 2022, respectively.
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
Certain Litigation. A consolidated stockholder class and derivative action (the “Tender Offer Litigation”) concerning the tender offer by JAB Beauty B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and JAB Beauty B.V. in the Court of Chancery of the State of Delaware. The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and JAB Beauty B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. As of October 17, 2022, the parties to the Tender Offer Litigation have reached an agreement in principle to resolve the matter, which is not expected to have a material impact on the Company’s financial results.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of December 31, 2022 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of December 31, 2022
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.1 million (approximately $0.2)
Aug-20		ICMS	2017-2019	R$713.4 million (approximately $134.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$382.9 million (approximately $72.4)
Nov-22		IPI	2018-2019	R$509.0 million (approximately $96.3)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$207.7 million (approximately $39.3)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$82.0 million (approximately $15.5)
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
20. RELATED PARTY TRANSACTIONS
Relationship with KKR
On December 22, 2021, the Company entered into an agreement with KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. In relation to this agreement, the Company recognized gains of $12.5 and $26.4, in the three and six months ended December 31, 2022, respectively, which are reported in Other income, net in the Condensed Consolidated Statements of Operations. The unearned portion of amounts advanced to the Company as part of this agreement was $6.9 as of December 31, 2022 and is reflected in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Wella
As of December 31, 2022, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 8— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.7 and $2.0, respectively, for the three months ended December 31, 2022 and $37.1 and $1.6, respectively, for the three months ended December 31, 2021. TSA fees and other fees earned were $1.5 and $4.1, respectively, for the six months ended December 31, 2022 and $70.3 and $3.1, respectively, for the six months ended December 31, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.

The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Amounts due to the Company pursuant to this arrangement as of December 31, 2022 is $0.3.
As of December 31, 2022, accounts receivable from and accounts payable to Wella of $77.1 and $1.3, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of December 31, 2022, the Company has accrued $46.0 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and six months ended December 31, 2022 and 2021, Coty recorded $1.0 and $(3.0), respectively, and $2.7 and $(1.4) of share-based compensation expense (income) related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.3 and $4.7, respectively, and $4.7 and $7.1, respectively, for the three and six months ended December 31, 2022 and 2021.
21. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of December 31, 2022 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19, the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine) and expectations regarding future service levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•any change to our capital allocation and/or cash management priorities, including any change in our dividend policy;
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

•our relationship with JAB Beauty B.V. (formerly known as Cottage Holdco B.V.), as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;
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
Our operations outside of the United States account for a significant portion of our revenues and expenses. As a result, a substantial portion of our total revenue and expenses are denominated in currencies other than the U.S. dollar. Exchange rates between certain of these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. Fluctuations in foreign exchange rates may have a significant impact our operating results. During the first half of fiscal 2023, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the euro and British pound – reduced our reported revenue and expenses, principally related to cost of sales, controllable fixed costs, and advertising and consumer promotional costs. Refer to Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2022, for a discussion of these factors and other risks.
We expect that our net revenue for fiscal year 2023 will grow in the mid-to high single digits versus the prior year, excluding the impact of foreign exchange and the impact of the Russia exit.
Global Supply Chain Challenges
We continue to experience global supply chain challenges resulting from industry-wide component shortages and transportation delays. These challenges have negatively impacted order fill rates across our product categories, particularly prestige fragrances where there has been demand growth, especially in North America and certain European countries.

We continue to take steps to improve order fill rates and mitigate the impact of these constraints, including working closely with our suppliers to ensure the availability of components such as glass and metal, and building our inventory levels to meet demand. However, we expect these challenges to continue into the remainder of the fiscal year 2023.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We continued to experience the impact of inflation on material, logistical and other costs during the first half of fiscal 2023. The combination of our strategy to premiumize the portfolio, cost savings programs, and recent pricing actions are enabling us to offset inflationary pressure on costs. We currently anticipate the impact of inflation to continue into the second half fiscal of 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period.
Russia-Ukraine War
We continue to wind down the operations of our Russian subsidiary. In connection with our wind down, we liquidated a portion of our remaining inventory in Russia, in accordance with applicable sanctions, during the first half of fiscal 2023. We anticipate incurring up to $8.0 of additional costs through completion of the wind down, and future net cash costs of $30.0 to $35.0, which will be funded by our Russian subsidiary. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies. We have substantially completed our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the First Exchange and the Second Exchange (as disclosed and defined in Note 13—Equity Investments in our Annual Report on Form 10-K for fiscal 2022) from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature, the transactions were entered into to simplify our capital structure and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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
THREE MONTHS ENDED DECEMBER 31, 2022 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2021
NET REVENUES
In the three months ended December 31, 2022, net revenues decreased 3%, or $54.6, to $1,523.6 from $1,578.2 in the three months ended December 31, 2021, reflecting a negative foreign currency exchange translation impact of 7%, and a decrease in unit volume of 5%, partially offset by a positive price and mix impact of 9%. The overall decrease in net revenues reflects a decline in the Prestige fragrance category due to the negative foreign currency exchange translation impact, market exit from Russia, and component constraints. Additionally, there was a decline in net revenues in the makeup category, which was negatively impacted by COVID-19 related declines in Asia Pacific travel and lockdowns in China. Despite the overall decline in net revenues for the Prestige segment, the segment benefited from the continued success of fragrance brands, such as Marc Jacobs and Burberry. Additionally, there was growth in travel retail sales for the Americas and Europe due to increased leisure travel in the period. The Consumer Beauty segment remained relatively flat, benefiting from the continued success of the body care and skincare brands. Additionally, foreign exchange headwinds negatively impacted net revenues significantly, primarily affecting the euro and British pound.
The overall change in net revenues was impacted by our ongoing market exit from Russia, resulting in an approximate 2% negative net impact on our net revenues in the current quarter, including an approximate 3% negative net impact on our Prestige business net revenues.
Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2022	2021	Change %
NET REVENUES
Prestige	$957.7	$1,008.0	(5)%
Consumer Beauty	565.9	570.2	(1)%
Total	$1,523.6	$1,578.2	(3)%
Prestige
In the three months ended December 31, 2022, net revenues from the Prestige segment decreased 5%, or $50.3 to $957.7 compared to $1,008.0 in the three months ended December 31, 2021, reflecting a negative foreign currency exchange translation impact of 8% and a decrease in unit volume of 6%, partially offset by a positive price and mix impact of 9%. This decrease in net revenues primarily reflects:

(i)lower net revenues for the Lacoste brand in the current quarter, which was primarily due to our market exit from Russia and supply chain constraints;
(ii)lower net revenues in the Prestige makeup category impacted by a decline in Gucci travel retail sales in the Asia Pacific region as a result of the lockdowns in China; and
(iii)lower net revenues related to Hugo Boss and Gucci primarily due to the negative foreign currency exchange translation impact, mainly attributable to the euro, despite the positive impact from pricing and from successful innovation in the Boss Bottled and Gucci Flora fragrances.
These decreases in net revenues were partially offset by:
(i)the continued success and growth of prestige fragrances, specifically Marc Jacobs Daisy, Burberry Hero and Burberry Her; and
(ii)an increase in net revenues due to positive pricing impact as a result of global price increases and an overall premiumization strategy.
Consumer Beauty
In the three months ended December 31, 2022, net revenues from the Consumer Beauty segment decreased 1%, or $4.3, to $565.9 from $570.2 in the three months ended December 31, 2021, reflecting a negative foreign currency exchange translation impact of 7%, a decrease in unit volume of 5%, partially offset by positive price and mix impact of 11%. The decrease in net revenues primarily reflects:
(i)a decline in net revenues from fragrance and color cosmetics categories, despite an overall positive impact from pricing, as a result of negative foreign currency exchange translation impacts which had a significant impact on net sales in these categories.
These decreases in net revenues were partially offset by:
(i)an increase in net revenues from the skin and body care brands in Brazil due to strong category momentum and market share gains, and positive pricing impact and product mix, as well as due to innovation in brands such as Monange;
(ii)an increase in net revenues for CoverGirl driven by category growth in the U.S. as well as higher sell out resulting in lower returns and markdowns compared to the prior year; and
(iii)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
COST OF SALES
In the three months ended December 31, 2022, cost of sales decreased 6%, or $35.8, to $525.3 from $561.1 in the three months ended December 31, 2021. Cost of sales as a percentage of net revenues decreased to 34.5% in the three months ended December 31, 2022 from 35.6% in the three months ended December 31, 2021, resulting in a gross margin increase of approximately 110 basis points, primarily reflecting:
(i)approximately 190 basis points related to positive price impact across our product portfolio;

(ii)approximately 60 basis points in decreased excess and obsolescence costs;

(iii)approximately 60 basis points related to designer license fees due to favorable royalty related activity, as well as the impact of our licensed brand sales comprising a lower portion of overall net sales compared to the comparative period;

(iv)approximately 40 basis points due to lower returns and markdown costs for the Consumer Beauty division as a result of higher sell through compared to the prior year period and lower returns volume for products in the Prestige division primarily in the US market; and

(v)approximately 20 basis points related to a favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity as well as procurement and material cost optimization.

These increases were partially offset by:
(i)approximately 240 basis points related to product mix impact associated with increased contribution from lower margin Consumer Beauty products primarily in Brazil; and
(ii)approximately 20 basis points related to increased freight costs.

Included in the above is the negative impact of inflation on material and freight costs of approximately 130 basis points, which benefited temporarily from the timing of cost increases in certain materials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2022, selling, general and administrative expenses increased 5%, or $35.4, to $754.3 from $718.9 in the three months ended December 31, 2021. Selling, general and administrative expenses as a percentage of net revenues increased to 49.5% in the three months ended December 31, 2022 from 45.6% in the three months ended December 31, 2021, or approximately 390 basis points. This increase primarily reflects:
(i)540 basis points due to a gain on sale of real estate that was recorded in the comparative period;
(ii)150 basis points due to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations; and
(iii)40 basis points due to an increase in stock-based compensation expense as a percentage of net revenues principally due to awards granted in the second quarter.
These increases were partially offset by the following decreases:
(i)210 basis points due to decrease in advertising and consumer promotional costs as a percentage of net revenue primarily related to a reduction of working media costs in the period due to an adjustment to the level of spend due to the constrained availability of Prestige fragrances due to the component shortages;
(ii)80 basis points due to a decrease in bad debt expense as a percentage of net revenues;
(iii)30 basis points due to a decrease in administrative costs as a percentage of net revenues due to a decrease in compensation related to a reduction in bonus expense; and
(iv)20 basis points due to a decrease in logistics costs as a percentage of net revenues.
OPERATING INCOME
In the three months ended December 31, 2022, operating income was $199.3 compared to income of $244.0 in the three months ended December 31, 2021. Operating income as a percentage of net revenues, decreased to 13.1% in the three months ended December 31, 2022 as compared to an operating income as a percentage of net revenues of 15.5% in the three months ended December 31, 2021. The decline in operating margin is primarily driven by a gain on the sale of real estate recognized in the comparative period, partially offset by a decrease in advertising and consumer promotional costs as a percentage of net revenues, and a decrease in cost of goods sold as a percentage of net revenues.
Operating Income (Loss) by Segment

	Three Months Ended December 31,
(in millions)	2022	2021	Change %
Operating income (loss)
Prestige	$164.4	$141.6	16%
Consumer Beauty	49.4	43.3	14%
Corporate	(14.5)	59.1	<(100%)
Total	$199.3	$244.0	(18)%
Prestige
In the three months ended December 31, 2022, operating income for Prestige was $164.4 compared to income of $141.6 in the three months ended December 31, 2021. Operating margin increased to 17.2% of net revenues in the three months ended December 31, 2022 as compared to 14.0% in the three months ended December 31, 2021, driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues, a decrease in cost of goods sold as a percentage of net revenues and a decrease in fixed costs, partially offset by unfavorable transactional impact from our exposure to foreign currency exchange fluctuations.

Consumer Beauty
In the three months ended December 31, 2022, operating income for Consumer Beauty was $49.4 compared to income of $43.3 in the three months ended December 31, 2021. Operating margin increased to 8.7% of net revenues in the three months ended December 31, 2022 as compared to 7.6% in the three months ended December 31, 2021, driven by a decrease advertising and consumer promotional costs as a percentage of net revenues and lower fixed costs, partially offset by unfavorable transactional impact from our exposure to foreign currency exchange fluctuations and an increase in cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2022, the operating loss for Corporate was $14.5 compared to an income of $59.1 in the three months ended December 31, 2021, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The increase in the operating loss for Corporate was primarily driven by a gain on the sale of real estate recognized in the comparative period, higher stock compensation expense, partially offset by a gain recognized related to our market exit from Russia.
Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$164.4	$37.3	$201.7
Consumer Beauty	49.4	10.3	59.7
Corporate	(14.5)	14.5	—
Total	$199.3	$62.1	$261.4

	Three Months Ended December 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	$141.6	$40.4	$182.0
Consumer Beauty	43.3	11.0	54.3
Corporate	59.1	(59.1)	—
Total	$244.0	$(7.7)	$236.3

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

	Three Months Ended December 31,
(in millions)	2022	2021	Change %
Reported operating income	$199.3	$244.0	(18)%
% of net revenues	13.1%	15.5%
Amortization expense	47.6	51.4	(7)%
Restructuring and other business realignment costs	(2.9)	(1.8)	(61)%
Stock-based compensation	34.2	27.5	24%
Costs related to acquisition and divestiture activities	—	6.9	(100)%
Gain on sale of real estate	—	(91.7)	100%
Gain related to market exit	(16.8)	—	N/A
Total adjustments to reported operating income	$62.1	$(7.7)	>100%
Adjusted operating income	$261.4	$236.3	11%
% of net revenues	17.2%	15.0%
Adjusted depreciation	56.2	75.6	(26)%
Adjusted EBITDA	$317.6	$311.9	2%
% of net revenues	20.8%	19.8%
In the three months ended December 31, 2022, adjusted operating income increased $25.1 to $261.4 from $236.3 in the three months ended December 31, 2021. Adjusted operating margin increased to 17.2% of net revenues in the three months ended December 31, 2022 from 15.0% in the three months ended December 31, 2021. In the three months ended December 31, 2022, adjusted EBITDA increased $5.7 to $317.6 from $311.9 in the three months ended December 31, 2021. Adjusted EBITDA margin increased to 20.8% of net revenues in the three months ended December 31, 2022 from 19.8% in the three months ended December 31, 2021, primarily driven by lower advertising and consumer promotional costs as a percentage of revenues, lower cost of sales as a percentage of net revenues, and lower fixed costs, partially offset by an increase in stock compensation expense.
Amortization Expense
In the three months ended December 31, 2022, amortization expense decreased to $47.6 from $51.4 in the three months ended December 31, 2021. In the three months ended December 31, 2022, amortization expense of $37.3 and $10.3 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2021, amortization expense of $40.4 and $11.0 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $507.6 of cash costs life-to-date as of December 31, 2022, which have been recorded in Corporate.
In the three months ended December 31, 2022, we incurred a credit in restructuring and other business structure realignment costs of $(2.9), as follows:
•We incurred a credit in restructuring costs of $(2.9) primarily related to the Transformation Plan changes in estimates, included in the Condensed Consolidated Statements of Operations; and
•We incurred no business structure realignment costs.
In the three months ended December 31, 2021, we incurred a credit in restructuring and other business structure realignment costs of $(1.8) as follows:

•We incurred a credit in restructuring costs of $(4.1) primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $2.3 primarily related to the Transformation Plan and certain other programs. This amount includes $(0.3) reported in Selling, general and administrative expenses, and $2.6 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended December 31, 2022, stock-based compensation was $34.2 as compared with $27.5 in the three months ended December 31, 2021. The increase in stock-based compensation is primarily related to awards granted in the second quarter.
In the three months ended December 31, 2022 and 2021, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended December 31, 2022 we incurred no costs related to acquisition and divestiture activities.
In the three months ended December 31, 2021, we incurred $6.9 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the three months ended December 31, 2022, we did not recognize any gain related to sale of real estate.
In the three months ended December 31, 2021, we recognized gain of $91.7 related to sale of real estate.
Gain Related to Market Exit
In the three months ended December 31, 2022, we recognized a gain of $16.8 related to our market exit from Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In the three months ended December 31, 2021, we did not incur any market exit costs.
Adjusted Depreciation Expense
In the three months ended December 31, 2022, adjusted depreciation expense of $26.8 and $29.4 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2021, adjusted depreciation expense of $37.0 and $38.6 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended December 31, 2022, net interest expense was $61.0 as compared with $60.9 in the three months ended December 31, 2021. This relatively flat change in interest expense reflects a higher average interest on lower debt balances in the current period.
OTHER INCOME
In the three months ended December 31, 2022, other income was $141.9 as compared with other income of $126.2 in the three months ended December 31, 2021. This increase in income is principally due to an increase in income due to a fair value adjustment for our forward repurchase contracts, partially offset by a less favorable fair value adjustment related to our investment in the Wella Company compared to the prior period.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2022 and 2021 was 13.8% and 16.0%, respectively. The change in the effective tax rate for the three months ended December 31, 2022, as compared with the three months ended December 31, 2021, is primarily due to foreign exchange loss recognized on the current year repatriation of funds that were previously taxed as part of the Tax Cuts and Jobs Act of 2017 and the larger nondeductible executive stock compensation in the period.

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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$280.2	$38.8	13.8%	$309.3	$49.4	16.0%
Adjustments to reported operating income (a)	62.1			(7.7)
Change in fair value of investment in Wella Business (c)	(75.0)			(128.3)
Other adjustments (d)	0.2			(3.0)
Total Adjustments (b)	(12.7)	28.7		(139.0)	(33.1)
Adjusted income before income taxes	$267.5	$67.5	25.2%	$170.3	$16.3	9.6%

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
(d)For the three months ended December 31, 2022, this primarily represents adjustments for equity loss from KKW. For the three months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
The adjusted effective tax rate was 25.2% for the three months ended December 31, 2022 compared to 9.6% for the three months ended December 31, 2021. The differences were primarily due to a benefit of $18.8 in the prior period recognized on the revaluation of the Company's deferred tax assets due to a tax rate increase enacted in the Netherlands.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $238.3 in the three months ended December 31, 2022 as compared to net income of $261.4 in the three months ended December 31, 2021. The decrease in the income is primarily driven by the lower unrealized gain in the Wella investment and lower operating income, partially offset by a decrease in tax provision in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2022	2021	Change %
Net income from Coty Inc. net of noncontrolling interests	$238.3	$261.4	(9)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(68.7)	95%
Reported net income attributable to Coty Inc.	$235.0	$192.7	22%
% of net revenues	15.4%	12.2%
Adjustments to reported operating income (b)	62.1	(7.7)	>100%
Adjustments to Loss on Sale of Business (c)	—	(4.8)	100%
Change in fair value of investment in Wella Company (d)	(75.0)	(128.3)	42%
Adjustment to other expense (e)	0.2	(3.0)	>100%
Adjustments to noncontrolling interests (f)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(28.7)	34.1	<(100%)
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (a) (g)	—	66.4	(100)%
Adjusted net income attributable to Coty Inc.	$191.9	$147.7	30%
% of net revenues	12.6%	9.4%
Per Share Data
Adjusted weighted-average common shares
Basic	850.8	829.1
Diluted (a)	886.8	892.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.23	$0.18
Diluted (a)	$0.22	$0.17

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended December 31, 2022, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value (gain) for contracts with the option to settle in shares or cash of ($44.3). For the three months ended December 31, 2022 and 2021, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $2.3, respectively, was required.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended December 31, 2021, this amount reflects certain purchase price working capital adjustments related to the sale of the Wella business.
(d)For the three months ended December 31, 2022 and 2021, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the three months ended December 31, 2022, this primarily represents the loss from equity investment in KKW. For the three months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(g)For the three months ended December 31, 2021, this adjustment represents the deemed dividend from the Exchange Agreement on September 30, 2021. The deemed dividend is the result of carrying the Convertible Series B Preferred Stock at fair value.

SIX MONTHS ENDED DECEMBER 31, 2022 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2021
NET REVENUES
In the six months ended December 31, 2022, net revenues decreased 1%, or $36.3, to $2,913.6 from $2,949.9 in the six months ended December 31, 2021, reflecting a negative foreign currency exchange translation impact of 7%, and a decrease in unit volume of 2%, partially offset by a positive price and mix impact of 8%. The overall decrease in net revenues reflects a decline in Prestige makeup, which was negatively impacted by the lockdowns in China, a decline in the fragrances, due to lack of innovation in key fragrance brands, such as Tiffany, the exit from Russia, and fragrance component constraints. Despite the overall decline in net revenues for the Prestige segment, the segment benefited from the continued success of fragrance brands, such as Gucci, Burberry, Chloe and Marc Jacobs. Additionally, there was growth in travel retail sales due to increased leisure travel in the period. The Consumer Beauty segment experienced positive performance across the body care and skincare brands primarily in Brazil. The overall increase in net revenues reflects the successful implementation of global price increases across all product categories, our product premiumization strategy, and positive overall market trends. Foreign exchange headwinds, however, negatively impacted net revenues significantly, primarily affecting the euro and British pound transactions.
The overall change in net revenues was impacted by our ongoing exit from Russia, resulting in an approximate 2% negative net impact on our net revenues for the six months ended December 31, 2022, including an approximate 2% negative net impact on our Prestige business net revenues.
Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2022	2021	Change %
NET REVENUES
Prestige	$1,821.2	$1,878.7	(3)%
Consumer Beauty	1,092.4	1,071.2	2%
Total	$2,913.6	$2,949.9	(1)%
Prestige
In the six months ended December 31, 2022, net revenues from the Prestige segment decreased 3%, or $57.5, to $1,821.2 from $1,878.7 in the six months ended December 31, 2021, reflecting a negative foreign currency exchange translation impact of 8%, and a decrease in unit volume of 4%, partially offset by a positive price and mix impact of 9%. The decrease in net revenues primarily reflects:
i.lower net revenues for the Lacoste brand in the year, which was primarily due to our market exit from Russia and supply chain constraints;
ii.lower net revenues in the prestige makeup category impacted by a decline in Gucci travel retail sales in the Asia Pacific region as a result of the lockdowns in China;
iii.lower net revenues related to Tiffany due to less innovation in the current fiscal period, the impact of the lockdowns in China and our market exit from Russia; and
iv.lower net revenues related to Hugo Boss due to the negative foreign currency exchange translation impact, mainly impacting euro denominated sales, despite the positive impact due to pricing and innovation in the Boss Bottled fragrance.
These decreases in net revenue were partially offset by:
(i)higher net revenues due to the continued success of Prestige fragrances, such as Gucci Flora, Burberry Hero and Her, Chloe Atelier des Fleurs and Marc Jacobs Daisy.
Consumer Beauty
In the six months ended December 31, 2022, net revenues from the Consumer Beauty segment increased 2%, or $21.2, to $1,092.4 from $1,071.2 in the six months ended December 31, 2021, reflecting a positive price and mix impact of 10%, partially offset by a negative foreign currency exchange translation impact of 7%, and a decrease in unit volume of 1%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from the skin and body care brands in Brazil, which had an increase in net revenue due to strong category momentum and market share gains, and positive pricing impact and product mix, as well as due to innovation in brands such as Monange;

(ii)an increase in net revenues for CoverGirl driven by category growth in the U.S. as well as higher sell out resulting in lower returns and markdowns compared to the prior year; and
(iii)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
These increases in net revenue were partially offset by:
(i)the continued decline in net revenues for Sally Hansen products, resulting from the continued decline for demand for at-home nail care compared to the prior year where COVID-19 restrictions had resulted in fewer nail salon visits and positively impacted the nail category and the brand's net revenue in the prior year; and
(ii)a decline in net revenues from fragrance and color cosmetics categories, despite an overall positive impact from pricing, as a result of negative foreign currency exchange translation impacts which had a significant impact on net revenues in these categories.
COST OF SALES
In the six months ended December 31, 2022, cost of sales decreased 4%, or $39.3, to $1,026.6 from $1,065.9 in the six months ended December 31, 2021. Cost of sales as a percentage of net revenues decreased to 35.2% in the six months ended December 31, 2022 from 36.1% in the six months ended December 31, 2021 resulting in a gross margin increase of approximately 90 basis points primarily reflecting:
(i)approximately 140 basis points related to positive price impact across our product portfolio;
(ii)approximately 50 basis points due to lower returns and markdown costs for the Consumer Beauty division as a result of higher sell through compared to the prior year period and lower returns volume for products in the Prestige division primarily in the US and Latin American markets;

(iii)approximately 40 basis points related to designer license fees due to favorable royalty related activity, as well as the impact of our licensed brand sales comprising a lower portion of overall net sales compared to the comparative period;

(iv)approximately 30 basis points related to a favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity as well as procurement and material cost optimization; and
(v)approximately 10 basis points related to lower excess and obsolescence costs.
These decreases were partially offset by:
(i)approximately 150 basis points related to product mix impact due to a higher portion of consolidated sales being from the Consumer Beauty division; and
(ii)approximately 30 basis points related to higher freight costs.
Included in the above is the negative impact of inflation on material and freight costs of approximately 160 basis points.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2022, selling, general and administrative expenses decreased 5%, or $70.2, to $1,425.0 from $1,495.2 in the six months ended December 31, 2021. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.9% in the six months ended December 31, 2022 from 50.7% in the six months ended December 31, 2021, or approximately 180 basis points. This decrease was primarily due to:
(i)240 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO;
(ii)180 basis points due to a decrease in advertising and consumer promotional costs as a percentage of net revenue primarily related to a reduction of non-working and working media in the first half of the year due to an adjustment to the level of spend due to the constrained availability of Prestige fragrances due to the component shortages;
(iii)60 basis points due to a decrease in bad debt expense as a percentage of net revenues;
(iv)20 basis points due to a decrease in administrative costs as a percentage of net revenues due to a decrease in compensation related to a reduction in employee headcount; and
(v)20 basis points due to a decrease in logistics costs as a percentage of net revenues.
These decreases were partially offset by the following increases:

(i)270 basis points due to a gain on sale of real estate was recorded in the comparative period, partially offset by an accrual reversal associated with the resolution of a contingency in the current period; and
(ii)70 basis points due to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations.
OPERATING INCOME
In the six months ended December 31, 2022, operating income was $371.2 compared to income of $261.2 in the six months ended December 31, 2021. Operating margin as a percentage of net revenues, increased to 12.7% in the six months ended December 31, 2022 as compared to an operating income as a percentage of net revenues of 8.9% in the six months ended December 31, 2021. The improved operating margin is largely driven by a decrease in stock compensation expense, a decrease in advertising and consumer promotional costs as a percentage of net revenues, a decrease in cost of goods sold as a percentage of net revenues and a decrease in fixed costs, partially offset by a gain on sale of real estate recognized in the comparative period.
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2022	2021	Change %
Operating income (loss)
Prestige	$335.0	$273.7	22%
Consumer Beauty	81.1	54.7	48%
Corporate	(44.9)	(67.2)	33%
Total	$371.2	$261.2	42%
Prestige
In the six months ended December 31, 2022, operating income for Prestige was $335.0 compared to income of $273.7 in the six months ended December 31, 2021. Operating margin increased to 18.4% of net revenues in the six months ended December 31, 2022 as compared to 14.6% in the six months ended December 31, 2021, driven primarily by a decrease in cost of goods sold as a percentage of net revenues, a decrease in advertising and consumer promotional costs as a percentage of net revenues, a decrease in fixed costs and a decrease in amortization expense.
Consumer Beauty
In the six months ended December 31, 2022, operating income for Consumer Beauty was $81.1 compared to income of $54.7 in the six months ended December 31, 2021. Operating margin increased to 7.4% of net revenues in the six months ended December 31, 2022 as compared to 5.1% in the six months ended December 31, 2021, driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues, a decrease in fixed costs, and a decrease in amortization expense, partially offset by unfavorable foreign exchange translation impact and an increase in cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2022, the operating loss for Corporate was $44.9 compared to a loss of $67.2 in the six months ended December 31, 2021, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by the a gain on the sale of real estate recognized in the comparative period, a decrease in stock compensation expense, and a decrease in costs related to acquisitions and divestiture activities, partially offset by a gain recognized related to our market exit from Russia.

Adjusted Operating Income (Loss) by Segment
We believe that Adjusted Operating income (loss) by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income (loss) to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	335.0	$74.3	$409.3
Consumer Beauty	81.1	20.6	101.7
Corporate	(44.9)	44.9	—
Total	$371.2	$139.8	$511.0

	Six Months Ended December 31, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income (loss)
Prestige	273.7	$85.4	$359.1
Consumer Beauty	54.7	23.0	77.7
Corporate	(67.2)	67.2	—
Total	$261.2	$175.6	$436.8

(a)See a reconciliation of reported operating income to adjusted operating income (loss) and a description of the adjustments under “Adjusted Operating Income (loss) for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, regional indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.
Adjusted Operating Income and Adjusted EBITDA for Continuing Operations
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2022	2021	Change %
Reported operating income	371.2	261.2	42%
% of net revenues	12.7%	8.9%
Amortization expense	94.9	108.4	(12)%
Restructuring and other business realignment costs	(3.7)	13.3	<(100%)
Stock-based compensation	65.3	135.7	(52)%
Costs related to acquisition and divestiture activities	—	10.9	(100)%
Gain on sale of real estate	(1.0)	(92.7)	99%
Gain related to market exit	(15.7)	—	N/A
Total adjustments to reported operating income	$139.8	$175.6	(20)%
Adjusted operating income	$511.0	$436.8	17%
% of net revenues	17.5%	14.8%
Adjusted depreciation	114.5	153.6	(25)%
Adjusted EBITDA	$625.5	$590.4	6%
% of net revenues	21.5%	20.0%

In the six months ended December 31, 2022, adjusted operating income increased $74.2, to $511.0 from $436.8 in the six months ended December 31, 2021. Adjusted operating margin increased to 17.5% of net revenues in the six months ended December 31, 2022 from 14.8% in the six months ended December 31, 2021. In the six months ended December 31, 2022, adjusted EBITDA increased $35.1 to $625.5 from $590.4 in the six months ended December 31, 2021. Adjusted EBITDA margin increased to 21.5% of net revenues in the six months ended December 31, 2022 from 20.0% in the six months ended December 31, 2021, primarily driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues, a decrease in cost of goods sold as a percentage of net revenues and a decrease in fixed costs.
Amortization Expense
In the six months ended December 31, 2022, amortization expense decreased to $94.9 from $108.4 in the six months ended December 31, 2021. In the six months ended December 31, 2022, amortization expense of $74.3 and $20.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2021, amortization expense of $85.4 and $23.0 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $507.6 of cash costs life-to-date as of December 31, 2022, which have been recorded in Corporate.
In the six months ended December 31, 2022, we incurred a credit in restructuring and other business structure realignment costs of $(3.7), as follows:
•We incurred a credit in restructuring costs of $(4.1) primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $0.4 primarily related to our Transformation plan and certain other programs. This amount includes $0.9 reported in Cost of sales in the Condensed Consolidated Statement of Operations and a credit of $(0.5) reported in Selling, general and administrative expenses.
In the six months ended December 31, 2021, we incurred restructuring and other business structure realignment costs of $13.3 as follows:
•We incurred restructuring costs of $8.3 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $5.0 primarily related to our Transformation Plan. This amount includes $(0.3) reported in Selling, general and administrative expenses, and $5.3 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In the six months ended December 31, 2022, stock-based compensation was $65.3 as compared with $135.7 in the six months ended December 31, 2021. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the six months ended December 31, 2022, we incurred no costs related to acquisition and divestiture activities.
In the six months ended December 31, 2021, we incurred $10.9 of cost relating to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the six months ended December 31, 2022 we recognized a gain of $1.0 related to sale of real estate.
In the six months ended December 31, 2021, we recognized a gain of $92.7 related to sale of real estate.

In all reported periods, all gains related to sale of real estate were reported in Corporate.
Gain Related to Market Exit
In the six months ended December 31, 2022, we recognized a gain of $15.7 related to our market exit from Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In the six months ended December 31, 2021, we did not incur any market exit costs.
Adjusted depreciation expense
In the six months ended December 31, 2022, adjusted depreciation expense of $54.3 and $60.2 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2021, adjusted depreciation expense of $75.0 and $78.6 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the six months ended December 31, 2022, net interest expense was $126.9 as compared with $120.7 in the six months ended December 31, 2021. This increase is primarily due to the impact of a higher average interest rate despite lower debt balances in the current period.
OTHER INCOME
In the six months ended December 31, 2022, other income was $240.1 as compared to other income of $512.3 in the six months ended December 31, 2021. This decrease is primarily due to a less favorable fair value adjustment related to our investment in the Wella Company compared to the prior period, partially offset by the favorable change in the fair value adjustment for our forward repurchase contracts.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2022 and 2021 was 22.4% and 25.1%, respectively. The change in the effective tax rate for the six months ended December 31, 2022, as compared to the prior period is primarily due to foreign exchange loss recognized on the current year repatriation of funds that were previously taxed as part of the Tax Cuts and Jobs Act of 2017 and the larger nondeductible executive stock compensation in the prior period.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2022			Six Months Ended December 31, 2021
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$484.4	$108.5	22.4%	$652.8	$164.0	25.1%
Other adjustments to reported operating income (a)	139.8			175.6
Change in fair value of investment in Wella Business (c)	(210.0)			(518.3)
Other adjustments (d)	0.4			(2.8)
Total Adjustments (b)	(69.8)	2.5		(345.5)	(108.0)
Adjusted income before income taxes	$414.6	$111.0	26.8%	$307.3	$56.0	18.2%

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
(d)For the six months ended December 31, 2022, this primarily this primarily represents adjustments for equity loss from KKW. For the six months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
The adjusted effective tax rate was 26.8% for the six months ended December 31, 2022 compared to 18.2% for the six months ended December 31, 2021. The differences were primarily due to a benefit of $18.8 in the prior period recognized on the revaluation of the Company's deferred tax assets due to a tax rate increase enacted in the Netherlands.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $366.9 in the six months ended December 31, 2022, as compared to net income of $487.4 in the six months ended December 31, 2021. This decrease in net income was primarily driven by a smaller favorable adjustment related to the realized and unrealized gain in the Wella investment in the current year, partially offset by higher operating income and a decrease in tax provision in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2022	2021	Change %
Net income from Coty Inc. net of noncontrolling interests	366.9	487.4	(25)%
Convertible Series B Preferred Stock dividends (a)	(6.6)	(191.7)	97%
Reported net income attributable to Coty Inc.	360.3	295.7	22%
% of net revenues	12.4%	10.0%
Adjustments to reported operating income (b)	139.8	175.6	(20)%
Adjustments to Loss on Sale of Business (c)	—	(4.8)	100%
Change in fair value of investment in Wella Company (d)	(210.0)	(518.3)	59%
Adjustment to other expense (e)	0.4	(2.8)	>100%
Adjustments to noncontrolling interests (f)	(3.4)	(3.6)	6%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(2.5)	109.0	<(100%)
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (a) (g)	—	160.0	(100)%
Adjusted net income attributable to Coty Inc.	284.6	210.8	35%
% of net revenues	9.8%	7.1%
Per Share Data
Adjusted weighted-average common shares
Basic	846.4	803.3
Diluted (a)	884.5	815.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.34	$0.26
Diluted (a)	$0.33	$0.26

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the six months ended December 31, 2022, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value (gain) for contracts with the option to settle in shares or cash of ($6.8). For the six months ended December 31, 2022, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $6.6 was required. For the six months ended December 31, 2021, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations”

(c)For the six months ended December 31, 2021, this amount reflects certain working capital adjustments related to the sale of the Wella Business.
(d)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the six months ended December 31, 2022, this primarily represents the loss from equity investment in KKW. For the six months ended December 31, 2021, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net loss attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(g)For the six months ended December 31, 2021, this adjustment represents the deemed dividend from the Second Exchange that closed on November 30, 2021 and the deemed dividend from the First Exchange that closed on October 20, 2021 (as disclosed and defined in Note 13—Equity Investments in our Annual Report on Form 10-K for fiscal 2022).
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
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. In addition, our 25.9% investment in Wella gives us the opportunity for further permanent debt reductions, if and when our equity position is divested.
Variable rate debt accounts for 31% of our total debt outstanding as of December 31, 2022. We incurred higher average variable interest rates compared to the same period in the prior year, and we expect this trend to continue throughout fiscal 2023. Higher long-term interest rates are expected to increase interest expense on our variable-rate outstanding debt. We use derivative instruments, such as interest rate swap contracts to reduce cash flow fluctuations associated with changes in variable interest rates. In the near term, certain of these interest rate swap contracts will expire and, if not replaced, this may have a negative impact on our cash flows in an economic environment with increasing variable interest rates. Currently, 63% of our variable rate debt is hedged using interest rate swap contracts.
We continue to wind down the operations of our Russian subsidiary. We anticipate incurring up to $8.0 of additional costs through completion of the wind down, and future net cash costs of $30.0 to $35.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies. We have substantially completed our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.
We continue to experience inflationary pressures in most markets resulting in higher commodity and supply chain costs, including material, freight, and energy costs. Further, inflationary trends in certain markets and global supply chain challenges, including component shortage, may negatively affect our future sales and operating performance. Supply chain constraints may impact the availability of raw materials used to manufacture our products which may negatively impact our ability to meet customer demands, thereby impacting our cash flows and profitability.
Debt
During the second quarter, we completed cash tender offers and redeemed $77.0 of our 2026 Dollar Notes and €69.7 million (approximately $72.2) of our 2026 Euro Notes. In addition, we early terminated a fragrance license and a portion of the termination payment totaling €52.5 million (approximately $55.6) was advanced to us. In accordance with the requirements of our debt agreements, we used a portion of the advance proceeds, totaling $35.8, to pay down outstanding principal balances under the 2018 Coty Term B Facility. See Note 11—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $199.9 and $179.3 as of December 31, 2022 and June 30, 2022, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $795.8 and $597.9 during the six months ended December 31, 2022 and 2021, respectively.
Cash Flows

	Six Months Ended December 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$645.4	$734.7
Net cash (used in) provided by investing activities	(45.2)	74.5
Net cash used in financing activities	(536.6)	(547.5)
Net cash provided by operating activities
Net cash provided by operating activities was $645.4 and $734.7 for the six months ended December 31, 2022 and 2021, respectively. The decrease in cash provided by operating activities of $89.3 was primarily driven by higher net cash outflows from changes in working capital accounts despite an increase in cash related net income. The higher cash outflows from working capital accounts was driven by changes in Accrued expenses and other current liabilities, which reflects a decrease in level of accrual activity in the current year due to the sale of Wella and the timing of payments during both periods. The increase in cash related net income reflects the impact of lower costs as a percentage of net revenue during the current period compared to prior period.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities was $(45.2) and $74.5 for the six months ended December 31, 2022 and 2021, respectively. The increase in cash used in investing activities of $119.7 was mainly attributable to higher inflows in the prior year from sales of long term assets and higher outflows related to timing of capital expenditure projects in the current year. Proceeds from fees for the termination of a license agreement in the current year were greater than the prior period collection of contingent consideration from discontinued operations and partially offset the overall higher cash outflows from investing activities year over year.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2022 and 2021 was $536.6 and $547.5, respectively. The decrease in cash used in financing activities of $10.9 was driven mainly by higher cash outflows during the six months ended December 31, 2021 for dividend payments on Series B Preferred Stock and deferred financing fees largely offset by higher cash payments in the current year for realized losses on the settlement of foreign currency contracts. Debt related activities in both the six months ended December 31, 2022 and 2021 included net paydowns of debt which were flat year over year.
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

Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. We started paying dividends on the Convertible Series B Preferred Stock in cash for the period ended June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 19—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$423.8 million (approximately $80.2) as of December 31, 2022.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $13.6 and $14.3 and bank guarantees of $17.8 and $17.2 as of December 31, 2022 and June 30, 2022, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2022 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2022 Form 10-K. For the six months ended December 31, 2022, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As of December 31, 2022, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2022 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2022.

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

COTY INC.

Date: February 8, 2023	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)