Form 10-Q
period 2023-03-31
COTY INC.
filed 2023-05-09
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At April 30, 2023, 852,796,812 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenues	$1,288.9	$1,186.2	$4,202.5	$4,136.1
Cost of sales	478.1	423.1	1,504.7	1,489.0
Gross profit	810.8	763.1	2,697.8	2,647.1
Selling, general and administrative expenses	720.4	659.3	2,145.4	2,154.5
Amortization expense	48.2	50.2	143.1	158.6
Restructuring costs	(1.3)	(6.8)	(5.4)	1.5
Acquisition- and divestiture-related costs	—	3.3	—	14.2
Operating income	43.5	57.1	414.7	318.3
Interest expense, net	58.8	62.9	185.7	183.6
Other income, net	(156.9)	(60.6)	(397.0)	(572.9)
Income from continuing operations before income taxes	141.6	54.8	626.0	707.6
Provision for income taxes on continuing operations	29.8	0.5	138.3	164.5
Net income from continuing operations	111.8	54.3	487.7	543.1
Net income from discontinued operations	—	0.7	—	4.5
Net income	111.8	55.0	487.7	547.6
Net income (loss) attributable to noncontrolling interests	1.0	(0.9)	(0.4)	(2.3)
Net income attributable to redeemable noncontrolling interests	2.4	2.3	12.8	8.9
Net income attributable to Coty Inc.	$108.4	$53.6	$475.3	$541.0
Amounts attributable to Coty Inc.
Net income from continuing operations	108.4	52.9	475.3	536.5
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(195.0)
Net income from continuing operations attributable to common stockholders	105.1	49.6	465.4	341.5
Net income from discontinued operations	—	0.7	—	4.5
Net income attributable to common stockholders	$105.1	$50.3	$465.4	$346.0

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.12	$0.06	$0.55	$0.42
Earnings from continuing operations per common share - diluted	0.12	0.06	0.54	0.42
Earnings per common share - basic	0.12	0.06	0.55	0.42
Earnings per common share - diluted	0.12	0.06	0.54	0.42
Weighted-average common shares outstanding:
Basic	851.6	838.4	848.1	814.8
Diluted	865.2	852.9	885.8	827.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net income	$111.8	$55.0	$487.7	$547.6
Other comprehensive income (loss):
Foreign currency translation adjustment	80.8	35.4	35.7	(215.4)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.9 and $(0.8), and $1.6 and $(4.2) during the three and nine months ended, respectively	(2.1)	4.6	(5.1)	14.5
Pension and other post-employment benefits adjustment, net of tax of $0.4 and $(0.6), and $0.4 and $(0.6) during the three and nine months ended, respectively	(0.6)	(0.2)	(2.3)	2.1
Total other comprehensive income (loss), net of tax	78.1	39.8	28.3	(198.8)
Comprehensive income	189.9	94.8	516.0	348.8
Comprehensive income attributable to noncontrolling interests:
Net income (loss)	1.0	(0.9)	(0.4)	(2.3)
Foreign currency translation adjustment	(0.2)	(0.1)	0.1	(0.4)
Total comprehensive income (loss) attributable to noncontrolling interests	0.8	(1.0)	(0.3)	(2.7)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	2.4	2.3	12.8	8.9
Foreign currency translation adjustment	—	—	0.1	—
Total comprehensive income attributable to noncontrolling interests	2.4	2.3	12.9	8.9
Comprehensive income attributable to Coty Inc.	$186.7	$93.5	$503.4	$342.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$245.0	$233.3
Restricted cash	32.0	30.5
Trade receivables—less allowances of $32.7 and $53.4, respectively	400.8	364.6
Inventories	798.1	661.5
Prepaid expenses and other current assets	438.6	392.0
Total current assets	1,914.5	1,681.9
Property and equipment, net	697.2	715.5
Goodwill	3,974.4	3,914.7
Other intangible assets, net	3,853.1	3,902.8
Equity investments	1,049.8	842.6
Operating lease right-of-use assets	289.6	320.9
Deferred income taxes	638.2	651.8
Other noncurrent assets	288.7	85.9
TOTAL ASSETS	$12,705.5	$12,116.1
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407.7	$1,268.3
Accrued expenses and other current liabilities	1,105.4	1,097.1
Short-term debt and current portion of long-term debt	68.3	23.0
Current operating lease liabilities	61.1	67.8
Income and other taxes payable	114.8	109.4
Total current liabilities	2,757.3	2,565.6
Long-term debt, net	4,225.0	4,409.1
Long-term operating lease liabilities	254.4	282.2
Pension and other post-employment benefits	300.5	292.2
Deferred income taxes	730.7	669.0
Other noncurrent liabilities	301.1	340.0
Total liabilities	8,569.0	8,558.1
COMMITMENTS AND CONTINGENCIES (See Note 19)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and outstanding at March 31, 2023 and June 30, 2022, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	69.1	69.8
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.5 issued and outstanding at March 31, 2023 and June 30, 2022	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 919.1 and 905.5 issued and 852.7 and 839.2 outstanding at March 31, 2023 and June 30, 2022, respectively	9.1	9.0
Additional paid-in capital	10,885.4	10,805.8
Accumulated deficit	(5,020.8)	(5,496.1)
Accumulated other comprehensive loss	(689.8)	(717.9)
Treasury stock—at cost, shares: 66.4 and 66.3 at March 31, 2023 and June 30, 2022, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,737.6	3,154.5
Noncontrolling interests	187.4	191.3
Total equity	3,925.0	3,345.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,705.5	$12,116.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2023
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Reacquired Class A Common Stock for employee taxes								0.1		—		—
Exercise of employee stock options and restricted stock units			10.2	—						—		—
Shares withheld for employee taxes					(1.1)					(1.1)		(1.1)
Share-based compensation expense					31.4					31.4		31.4
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						128.6				128.6	—	128.6	5.9
Other comprehensive loss							(266.2)			(266.2)	—	(266.2)	(0.2)
Adjustment of redeemable noncontrolling interests to redemption value					6.2					6.2		6.2	(6.2)
Equity investment contribution for share-based compensation					1.7					1.7		1.7
BALANCE—September 30, 2022	1.5	$—	915.7	$9.0	$10,840.7	$(5,367.5)	$(984.1)	66.4	$(1,446.3)	$3,051.8	$191.3	$3,243.1	$69.3	$142.4
Exercise of employee stock options and restricted stock units			3.2	0.1	(0.1)					—		—
Shares withheld for employee taxes					(10.5)					(10.5)		(10.5)
Share-based compensation expense					33.6					33.6		33.6
Changes in dividends accrued					0.1					0.1		0.1
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income (loss)						238.3				238.3	(1.4)	236.9	4.5
Other comprehensive loss							216.0			216.0	0.3	216.3	0.3
Adjustment of redeemable noncontrolling interests to redemption value					4.4					4.4		4.4	(4.4)
Equity investment contribution for share-based compensation					1.0					1.0		1.0
BALANCE—December 31, 2022	1.5	$—	918.9	$9.1	$10,865.9	$(5,129.2)	$(768.1)	66.4	$(1,446.3)	$3,531.4	$190.2	$3,721.6	$69.7	$142.4
Exercise of employee stock options and restricted stock units			0.2	—	—					—		—
Shares withheld for employee taxes					(0.2)					(0.2)		(0.2)
Share-based compensation expense					32.7					32.7		32.7
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock					—					—		—		(3.3)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Net income (loss)						108.4				108.4	1.0	109.4	2.4
Other comprehensive loss							78.3			78.3	(0.2)	78.1	—
Distribution to noncontrolling interests, net										—	(3.6)	(3.6)	(13.8)
Adjustment of redeemable noncontrolling interests to redemption value					(10.8)					(10.8)		(10.8)	10.8
Equity investment contribution for share-based compensation					1.1					1.1		1.1
BALANCE—March 31, 2023	1.5	$—	919.1	$9.1	$10,885.4	$(5,020.8)	$(689.8)	66.4	$(1,446.3)	$3,737.6	$187.4	$3,925.0	$69.1	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$487.7	$547.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317.8	389.5
Non-cash lease expense	48.0	55.6
Deferred income taxes	89.3	48.6
(Releases) provision for bad debts	(12.8)	2.6
Provision for pension and other post-employment benefits	6.9	11.9
Share-based compensation	98.9	164.3
Losses (gains) on disposals of long-term assets, net	4.9	(111.1)
Gain on sale of business in discontinued operations	—	(6.1)
Realized and unrealized gains from equity investments, net	(207.2)	(576.7)
Foreign exchange effects	27.5	1.0
Deferred financing fees write-offs	0.8	3.8
Unrealized gains on forward repurchase contracts, net	(185.5)	—
Other	27.7	11.5
Change in operating assets and liabilities
Trade receivables	(10.5)	(161.4)
Inventories	(123.9)	(10.1)
Prepaid expenses and other current assets	(51.1)	23.0
Accounts payable	114.9	137.3
Accrued expenses and other current liabilities	(9.8)	246.4
Operating lease liabilities	(47.3)	(54.8)
Income and other taxes payable	12.4	59.9
Other noncurrent assets	(9.6)	(8.5)
Other noncurrent liabilities	(58.3)	(14.8)
Net cash provided by operating activities	520.8	759.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156.0)	(133.0)
Proceeds from sale of long-term assets and license terminations	58.3	169.7
Proceeds from contingent consideration from sale of discontinued business	—	34.0
Return of capital from equity investments	—	210.7
Net cash (used in) provided by investing activities	(97.7)	281.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt, original maturity less than three months	—	4.8
Proceeds from revolving loan facilities	1,109.7	444.3
Repayments of revolving loan facilities	(1,129.6)	(1,114.7)
Proceeds from issuance of other long-term debt	—	500.0
Repayments of term loans and other long-term debt	(194.5)	(256.1)
Dividend payments on Class A Common Stock and Class B Preferred Stock	(10.4)	(53.8)
Net payments of foreign currency contracts	(139.3)	(94.1)
Purchase of remaining mandatorily redeemable noncontrolling interest	—	(7.1)

Distributions to noncontrolling interests, redeemable noncontrolling interests and mandatorily redeemable financial instruments	(17.4)	(15.1)
Payment of deferred financing fees	—	(39.3)
All other	(16.1)	(11.6)
Net cash used in financing activities	(397.6)	(642.7)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12.3)	(8.4)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13.2	389.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	263.8	310.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$277.0	$700.2

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$157.9	$120.7
Net cash paid for income taxes	45.8	68.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$93.1	$65.4
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	—	603.3
Conversion of Series B Preferred Stock into Class A Common Stock	—	429.5
Non-cash Series B Preferred Stock dividends and deemed dividends (contributions)	—	(1.1)
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2022. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2023. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2023 and June 30, 2022, the Company had restricted cash of $32.0 and $30.5, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2023 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2023. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and nine months ended March 31, 2023 and 2022 was 21.0% and 0.9%, respectively, and 22.1% and 23.2%, respectively. The change in the effective tax rate for the three months ended March 31, 2023, as compared with the three months ended March 31, 2022, was primarily due to fair value gains related to the investment in the Wella business in the prior period. The change in the effective tax rate for the nine months ended March 31, 2023, as compared with the nine months ended March 31, 2022, was primarily due to foreign exchange loss recognized on the current year repatriation of funds that were previously taxed as part of the Tax Cuts and Job Acts of 2017.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2023 and June 30, 2022, the gross amount of UTBs was $237.1 and $251.6, respectively. As of March 31, 2023, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $158.5. As of March 31, 2023 and June 30, 2022, the liability associated with UTBs, including accrued interest and penalties, was $189.8 and $191.8, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $3.5 and $1.3 for the three months ended March 31, 2023 and 2022, respectively, and $4.9 and $1.0 for the nine months ended March 31, 2023 and 2022, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022 was $31.3 and $26.4, respectively. On the basis of the information available as of March 31, 2023, it is reasonably possible that a decrease of up to $18.3 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Russia Market Exit
In connection with the Company’s Board of Director’s decision to wind down operations in Russia, the Company recognized total pre-tax gains in the Condensed Consolidated Statements of Operations of $1.3 and $17.0, respectively, in the three and nine months ended March 31, 2023. These amounts are primarily related to a bad debt accrual release due to better than expected collections.
The Company recognized $0.3 of income tax benefits associated with the decision to exit Russia in the three and nine months ended March 31, 2023.
The Company anticipates incurring up to $7.5 of additional costs through completion of the wind down. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The Company has substantially completed its commercial activities in Russia. However, the Company anticipates that the process related to the liquidation of the Russian legal entity will take an extended period of time.
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
Recently Issued Accounting Pronouncements
The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020 and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope in January 2021. The new guidance under these ASUs provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the period of time entities can utilize the reference rate reform relief guidance under ASU No. 2020-04 from December 31, 2022 to December 31, 2024. As of March 31, 2023, the Company has not applied any of the optional expedients or exceptions allowed under these ASUs, but will continue to monitor the effects of reference rate reform, if any, on any new or amended contracts through December 31, 2024. The Company does not believe that these ASUs will have a material impact on its consolidated financial position, results of operations or cash flows.
The FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with common control leases. The guidance will be effective for the Company in fiscal 2025 with early adoption permitted. The Company does not expect this ASU will have a material effect on its consolidated financial position, results of operations or cash flows.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts (“KKR Funds”) advised and/or managed by Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”)), for the sale of a majority stake in Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”), regarding a strategic transaction for the sale of the Wella Business. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Business. As of March 31, 2023, the Company owned a 25.9% stake in Wella. See Note 8—Equity Investments for additional information.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Wella Business are presented as discontinued operations and have been excluded from both continuing operations and segment results for all periods presented.
For the three and nine months ended March 31, 2022, the Company recognized gains of $1.3 and $6.1 reflecting certain working capital adjustments and provisions of $0.6 and $1.6 in related income tax impact, which are presented as components of Net income from discontinued operations within the Condensed Consolidated Statements of Operation.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2023	2022	2023	2022
Net revenues:
Prestige	$799.7	$726.4	$2,620.9	$2,605.1
Consumer Beauty	489.2	459.8	1,581.6	1,531.0
Total	$1,288.9	$1,186.2	$4,202.5	$4,136.1
Operating income (loss):
Prestige	102.4	83.8	437.3	357.5
Consumer Beauty	(27.9)	(20.4)	53.3	34.3
Corporate	(31.0)	(6.3)	(75.9)	(73.5)
Total	$43.5	$57.1	$414.7	$318.3
Reconciliation:
Operating income	43.5	57.1	414.7	318.3
Interest expense, net	58.8	62.9	185.7	183.6
Other income, net	(156.9)	(60.6)	(397.0)	(572.9)
Income from continuing operations before income taxes	$141.6	$54.8	$626.0	$707.6
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2023	2022	2023	2022
Fragrance	59.2%	57.6%	60.3%	60.3%
Color Cosmetics	29.2	29.6	27.4	27.8
Body Care & Other	6.7	7.3	7.5	7.0
Skincare	4.9	5.5	4.8	4.9
Total	100.0%	100.0%	100.0%	100.0%
5. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs, which can include compensation related expenses for dedicated internal resources. The Company recognized no acquisition-related costs for the three and nine months ended March 31, 2023 and 2022.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of $0.0 and $3.3 for the three months ended March 31, 2023 and 2022, respectively, and $0.0 and $14.2 for the nine months ended March 31, 2023 and 2022, respectively. Divestiture-related costs incurred during the three and nine months ended March 31, 2022 were primarily related to the strategic transaction with KKR Bidco, for the sale of a majority stake in the Wella Business.

6. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Transformation Plan	$(1.3)	$(6.8)	$(5.4)	$1.5
Total	$(1.3)	$(6.8)	$(5.4)	$1.5
Transformation Plan
In connection with the four-year plan announced on July 1, 2019 to drive substantial improvement and optimization in the Company's businesses (the “Turnaround Plan”), the Company has and expects to continue to incur restructuring and related costs. On May 11, 2020, the Company announced an expansion of the Turnaround Plan to further reduce fixed costs, (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $217.9 related to approved initiatives through March 31, 2023, which have been recorded in Corporate.
Over the next fiscal year, the Company expects to incur approximately $2.0 of additional restructuring charges pertaining to the approved actions, primarily related to employee termination benefits.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	73.4	(0.5)	0.3	73.2
Fiscal 2022	(6.2)	—	(0.3)	(6.5)
Fiscal 2023	(5.4)	—	—	(5.4)
Cumulative through March 31, 2023	$213.0	$(1.6)	$6.5	$217.9
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Total
Balance—July 1, 2022	$55.2	$55.2
Restructuring charges	3.3	3.3
Payments	(35.9)	(35.9)
Changes in estimates	(8.7)	(8.7)
Effect of exchange rates	(1.1)	(1.1)
Balance—March 31, 2023	$12.8	$12.8
The Company currently estimates that the total remaining accrual of $12.8 will result in cash expenditures of approximately $5.6, $6.0 and $1.2 in fiscal 2023, 2024 and thereafter, respectively.
7. INVENTORIES
Inventories as of March 31, 2023 and June 30, 2022 are presented below:

	March 31, 2023	June 30, 2022
Raw materials	$213.9	$171.5
Work-in-process	10.4	13.2
Finished goods	573.8	476.8
Total inventories	$798.1	$661.5

8. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	March 31, 2023	June 30, 2022
Equity method investments:
KKW Holdings (a)	$9.8	$12.6
Equity investments at fair value:
Wella (b)	$1,040.0	$830.0

Total equity investments	1,049.8	$842.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $0.8 and $0.9, respectively, during the three months ended March 31, 2023 and 2022 and $2.8 and $2.3, respectively, during the nine months ended March 31, 2023 and 2022 representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.
(b)As of March 31, 2023 and June 30, 2022, the Company's stake in Wella was 25.9%.
For the nine months ended March 31, 2023, the impact of Wella's Briogeo acquisition was included for valuation purposes.
The following table presents summarized financial information of the Company’s equity method investees for the period ending March 31, 2023. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Summarized Statements of Operations information:
Net revenues	$587.0	$552.8	$1,844.2	$1,916.3
Gross profit	382.7	376.4	1,197.6	1,314.5
Operating income	16.5	18.1	133.0	119.9
Income before income taxes	(33.5)	(50.6)	(13.2)	6.3
Net (loss) income	(27.5)	(31.5)	(13.0)	10.5

The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended March 31, 2023. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended March 31, 2023.

Equity investments at fair value:
Balance as of June 30, 2022	$830.0
Total gains included in earnings	210.0
Balance as of March 31, 2023	$1,040.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of March 31, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

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
9. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2023 and June 30, 2022 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7

Changes during the period ended March 31, 2023
Foreign currency translation	48.1	11.6	59.7

Gross balance at March 31, 2023	$6,268.8	$1,745.7	$8,014.5
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at March 31, 2023	$3,158.5	$815.9	$3,974.4

Other Intangible Assets, net
Other intangible assets, net as of March 31, 2023 and June 30, 2022 are presented below:

	March 31, 2023	June 30, 2022
Indefinite-lived other intangible assets	$952.0	$936.6
Finite-lived other intangible assets, net	2,901.1	2,966.2
Total Other intangible assets, net	$3,853.1	$3,902.8
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2022	$936.6	$936.6

Changes during the period ended March 31, 2023
Foreign currency translation	15.4	15.4

Gross balance at March 31, 2023	$1,896.9	$1,896.9
Accumulated impairments	(944.9)	(944.9)
Net balance at March 31, 2023	$952.0	$952.0
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2022
License agreements and collaboration agreements	$3,861.9	$(1,302.2)	$(19.6)	$2,540.1
Customer relationships	740.0	(473.5)	(5.5)	261.0
Trademarks	320.5	(177.1)	(0.5)	142.9
Product formulations and technology	83.9	(61.7)	—	22.2
Total	$5,006.3	$(2,014.5)	$(25.6)	$2,966.2
March 31, 2023
License agreements and collaboration agreements	$3,965.2	$(1,447.4)	$(19.6)	$2,498.2
Customer relationships	750.5	(499.5)	(5.5)	245.5
Trademarks	322.6	(187.1)	(0.5)	135.0
Product formulations and technology	85.6	(63.2)	—	22.4
Total	$5,123.9	$(2,197.2)	$(25.6)	$2,901.1
Amortization expense was $48.2 and $50.2 for the three months ended March 31, 2023 and 2022, respectively and $143.1 and $158.6 for the nine months ended March 31, 2023 and 2022, respectively.
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

The following chart provides additional information about the Company’s operating leases:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2023	2022	2023	2022
Operating lease cost	$19.0	$22.1	$57.5	$64.2
Short-term lease cost	0.1	0.4	0.6	1.0
Variable lease cost	10.8	9.9	27.6	28.8
Sublease income	(4.3)	(5.1)	(12.0)	(15.8)
Net lease cost	$25.6	$27.3	$73.7	$78.2
Other information:
Operating cash outflows from operating leases	$(16.8)	$(18.7)	$(57.2)	$(64.0)
Right-of-use assets obtained in exchange for lease obligations	$0.4	$73.1	$14.2	$100.1

Weighted-average remaining lease term - real estate			7.4 years	7.8 years
Weighted-average discount rate - real estate leases			4.09%	3.81%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2023, remaining	$21.7
2024	68.7
2025	57.7
2026	46.5
2027	39.4
Thereafter	137.9
Total future lease payments	371.9
Less: imputed interest	(56.4)
Total present value of lease liabilities	315.5
Current operating lease liabilities	61.1
Long-term operating lease liabilities	254.4
Total operating lease liabilities	$315.5

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as ROU assets or liabilities in the Condensed Consolidated Balance Sheets.

11. DEBT
The Company’s debt balances consisted of the following as of March 31, 2023 and June 30, 2022, respectively:

	March 31, 2023	June 30, 2022
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	763.5	731.8
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2018 Coty Credit Agreement
2021 Coty Revolving Credit Facility due April 2025	254.5	273.6
2018 Coty Term B Facility due April 2025	1,206.2	1,239.2
Senior Unsecured Notes
2026 Dollar Notes due April 2026	473.0	550.0
2026 Euro Notes due April 2026	196.7	261.4
Brazilian Credit Facilities	42.4	42.4
Other long-term debt and finance lease obligations	7.7	0.1
Total debt	4,344.0	4,498.5
Less: Short-term debt and current portion of long-term debt	(68.3)	(23.0)
Total Long-term debt	4,275.7	4,475.5
Less: Unamortized financing fees	(32.6)	(41.8)
Less: Discount on long-term debt	(18.1)	(24.6)
Total Long-term debt, net	$4,225.0	$4,409.1
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2023, total short-term debt remained constant at nil from June 30, 2022. In addition, the Company had undrawn letters of credit of $11.8 and $14.3, and bank guarantees of $16.0 and $17.2 as of March 31, 2023 and June 30, 2022, respectively.
Long-Term Debt
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
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into an amended and restated credit agreement (the "2018 Coty Credit Agreement"), which, as previously disclosed, was amended in June 2019, September 2021 and November 2021. On March 7, 2023, the Company further amended the 2018 Coty Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR").
As amended and restated through March 2023, the 2018 Coty Credit Agreement matures on April 5, 2025 and provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of a senior secured revolving facility in an aggregate principal amount of $2,000.0 denominated in U.S. dollars, specified alternative currencies or other currencies freely convertible into U.S. dollars (the “2021 Coty Revolving Credit Facility”) (as amended through March 2023, the 2018 Coty Term A Facility, together with the 2018 Coty Term B Facility and the 2021 Coty Revolving Credit Facility, the “2018 Coty Credit Facilities”).

The 2018 Coty Credit Agreement provides that with respect to the 2021 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700.0 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
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
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility in November 2020, October 2021 and January 2022. In December 2022, the Company announced an agreement to early terminate a fragrance license in exchange for a termination payment from the licensor. A portion of the termination payment totaling €52.5 million (approximately $55.6) was advanced to the Company. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized a portion of the advance proceeds to pay down €13.5 million (approximately $14.3) and $21.5, respectively, of the outstanding balances of the euro and U.S. dollar portions of the 2018 Term B Facility on December 23, 2022. No balances remain outstanding under the 2018 Coty Term A Facility.
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
The Company redeemed the 2023 Euro Notes on April 15, 2022. On December 7, 2022, the Company redeemed $77.0 of the 2026 Dollar Notes and €69.7 million (approximately $72.2) of the 2026 Euro Notes.
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
Deferred Financing Costs and Original Issue Discounts
The Company wrote off unamortized deferred issuance fees of $0.0 and $0.7, respectively and original issue debt discounts of $0.0 and $0.1, respectively during the three and nine months ended March 31, 2023 and wrote off $0.1 and $3.4, respectively, of unamortized deferred issuance fees and $0.1 and $0.4, respectively of original issue debt discounts during the three and nine months ended March 31, 2022, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations. Additionally, during the three and nine months ended March 31, 2022, the Company capitalized original issue debt discounts of $0.0 and $27.0, respectively, and deferred issuance fees of $0.5 and $8.9, respectively.

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
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
(1)SOFR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
(2)Alternate base rate (“ABR”) plus the applicable margin.
In the case of the 2021 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings S&P/Moody’s:	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%
In the case of the U.S. dollar portion of the 2018 Coty Term B Facility, the applicable margin means 2.25% per annum, in the case of SOFR loans, and 1.25% per annum, in the case of ABR loans. In the case of the euro portion of the 2018 Coty Term B Facility, the applicable margin means 2.50% per annum, in the case of EURIBOR loans. In no event will SOFR be deemed to be less than 0.00% per annum.
Fair Value of Debt

	March 31, 2023		June 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,163.5	$2,083.5	$2,131.8	$1,914.1
2018 Coty Credit Agreement	1,460.7	1,439.6	1,512.8	1,451.5
Senior Unsecured Notes	669.7	664.4	811.4	733.5
Brazilian Credit Facilities	42.4	43.6	42.4	48.2
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services or utilizes the USD SOFR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding finance lease obligations as of March 31, 2023, are presented below:

Fiscal Year Ending June 30,
2023, remaining	$5.8
2024	65.6
2025	1,431.7
2026	2,333.2
2027	—
Thereafter	500.0
Total	$4,336.3
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
As of March 31, 2023, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
12. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2023 and 2022, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest expense	$65.2	$60.9	$187.8	$185.4
Foreign exchange (gains) losses, net of derivative contracts	(3.5)	3.4	10.5	1.0
Interest income	(2.9)	(1.4)	(12.6)	(2.8)
Total interest expense, net	$58.8	$62.9	$185.7	$183.6

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	—	—	1.2	2.4	0.2	0.2	1.4	2.6
Interest cost	0.2	0.1	2.7	1.6	0.4	0.3	3.3	2.0
Expected return on plan assets	—	—	(0.9)	(1.2)	—	—	(0.9)	(1.2)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net (gain) loss	(0.7)	0.1	(0.2)	(0.1)	(0.5)	—	(1.4)	—
Settlement loss recognized	—	—	—	0.1	—	—	—	0.1
Net periodic benefit cost (credit)	(0.5)	0.2	2.8	2.8	—	0.4	2.3	3.4

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	—	—	3.6	7.1	0.6	0.6	4.2	7.7
Interest cost	0.6	0.3	8.1	4.8	1.2	0.9	9.9	6.0
Expected return on plan assets	—	—	(2.7)	(3.4)	—	—	(2.7)	(3.4)
Amortization of prior service credit	—	—	—	—	(0.3)	(0.3)	(0.3)	(0.3)
Amortization of net (gain) loss	(2.1)	0.3	(0.6)	(0.3)	(1.5)	—	(4.2)	—
Settlement loss recognized	—	—	—	2.1	—	—	—	2.1
Curtailment gain recognized	—	—	—	(0.2)	—	—	—	(0.2)
Net periodic benefit cost (credit)	(1.5)	0.6	8.4	10.1	—	1.2	6.9	11.9
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
As of March 31, 2023 and June 30, 2022, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $27.4 and $30.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of

March 31, 2023 and June 30, 2022, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $1,567.2 and $2,403.8, respectively.
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
As of March 31, 2023 and June 30, 2022, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $200.0 and $800.0. These interest rate swaps are designated and qualify as cash flow hedges and were highly effective.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of March 31, 2023 and June 30, 2022, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €801.6 million and €289.0 million, respectively. The designated hedge amounts were considered highly effective.
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
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss) gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(11.2) and $41.7 as of March 31, 2023 and June 30, 2022, respectively.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of March 31, 2023 and June 30, 2022.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Foreign exchange forward contracts	$(3.1)	$(4.7)	$(1.8)	$(3.0)
Interest rate swap contracts	(0.1)	7.9	1.7	9.8
Net investment hedges	(16.2)	5.3	(52.9)	24.2
The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.8) and $4.3 as of March 31, 2023 and June 30, 2022, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $(0.8). As of March 31, 2023, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,
	2023			2022
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$0.3	$—	$—	$1.2	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	1.2	—	—	(2.2)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Nine Months Ended March 31,
	2023			2022
	Net revenues	Cost of sales	Interest expense, net	Net revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$—	$(1.3)	$—	$—	$1.4	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—	7.9	—	—	(12.0)
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2023	2022	2023	2022
Foreign exchange contracts	Selling, general and administrative expenses	$(4.6)	$(0.4)	$(4.7)	$(0.3)
Foreign exchange contracts	Interest expense, net	14.7	(1.5)	(64.6)	18.7
Foreign exchange and forward repurchase contracts	Other (expense) income, net	161.4	2.8	167.1	2.3
15. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2023, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2023, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 852.7 million.
As of March 31, 2023, the Company’s largest stockholder was JAB Beauty B.V. (formerly known as Cottage Holdco B.V.), which owned approximately 53% of Coty’s outstanding Class A Common Stock. JAB Beauty B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, JAB Beauty B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 16—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of March 31, 2023, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.

As of March 31, 2023, there were 1.5 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of March 31, 2023, the Company has $1.1 Series A Preferred Stock classified as a liability recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended March 31, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and $3.3 and paid accrued dividends of $3.3 and $3.3, respectively. During the nine months ended March 31, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $9.9 and $31.9, and paid accrued dividends of $9.9 and $52.5, respectively. As of March 31, 2023 and June 30, 2022, the Series B Preferred Stock had outstanding accrued dividends of $3.3 and $3.3, respectively.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and nine months ended March 31, 2023, the Company did not repurchase any shares of its Class A Common Stock under the Incremental Repurchase Program. As of March 31, 2023, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
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
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the June and December 2022 Forward transactions were 7.9% and 8.8%, respectively, as of March 31, 2023.
As part of the June 2022 Forward transaction, two of the Counterparties purchased approximately 27.0 million shares of the Company’s Class A Common Stock. In addition, as part of the December 2022 Forward transaction, these two Counterparties purchased approximately 11.0 million shares of the Company’s Class A Common Stock. The June and December 2022 Forward agreements require the Company to: (i) repurchase the shares on or before June 6, 2024 and December 15, 2024, respectively, at a price based on the weighted average of the daily volume weighted average price (“VWAP”) during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
As part of the December 2022 Forward transaction, the remaining Counterparty purchased approximately 11.5 million shares of the Company’s Class A Common Stock. This Forward requires the Company to pay or receive the difference between the Final Price and Initial Price established at inception of the Forward on or before January 15, 2025.
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
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2023 was $0.1, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition to the activity noted above, the Company made payments totaling $0.7, of which $0.2 relates to tax, for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2023.
Total accrued dividends on unvested RSUs and phantom units of $1.0 and $0.1 are included in Accrued expenses and other current liabilities and Other noncurrent liabilities, respectively, in the Condensed Consolidated Balance Sheet as of March 31, 2023.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	Gain (loss) on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)
Other comprehensive income (loss) before reclassifications	0.1	(52.9)	88.4	1.8	37.4
Net amounts reclassified from AOCI/(L)	(5.2)	—	—	(4.1)	(9.3)
Net current-period other comprehensive (loss) income	(5.1)	(52.9)	88.4	(2.3)	28.1
Balance—March 31, 2023	$(0.8)	$(48.8)	$(682.4)	$42.2	$(689.8)

(a) For the nine months ended March 31, 2023, other comprehensive income before reclassifications of $1.8 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $4.5, net of tax of $0.4.

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

16. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Equity plan expense (a)	$32.7	$29.1	$97.7	$163.8
Liability plan (income) expense	0.9	(0.6)	1.2	0.5
Fringe expense	—	0.3	1.5	2.5
Total share-based compensation expense	$33.6	$28.8	$100.4	$166.8

(a) Equity plan share-based compensation expense of $32.7 and $29.1 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, respectively. Equity plan share-based compensation expense of $97.7 and $163.8 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the nine months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the total unrecognized share-based compensation expense related to stock options, Series A Preferred Stock, restricted stock, and restricted stock units and other share awards is $1.2, $0.0, $3.9 and $103.8, respectively. The unrecognized share-based compensation expense related to stock options, Series A Preferred stock, restricted stock, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 1.11, 0.00, 2.07 and 1.43 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted nil and 8.3 million shares of RSUs and other share awards during the three and nine months ended March 31, 2023, respectively. The Company recognized share-based compensation expense of $32.1 and $29.4 for the three months ended March 31, 2023 and 2022, respectively, of which $23.0 and $22.6 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $97.3 and $166.6 for the nine months ended March 31, 2023 and 2022, respectively, of which $70.1 and $146.6, respectively, related to Ms. Nabi's award.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award will vest and settle in 10.0 million shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company will recognize the share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested.
In connection with this Award, on October 29, 2021, JAB Beauty B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., completed the transfer of 10.0 million shares of Class A Common Stock to Ms. Nabi. In the event Ms. Nabi remains employed through the third vesting date, JAB Beauty B.V. has agreed, pursuant to an equity transfer agreement, to transfer to Ms. Nabi (either directly or through contributing to the Company) an additional 5.0 million shares of Class A Common Stock to Ms. Nabi.
On August 31, 2022, the Company issued 10.0 million shares of Class A Common Stock to Ms. Nabi in connection with the second vesting of the Award.
Restricted Stock
The Company granted 0.0 million and 0.4 million shares of restricted stock, during the three and nine months ended March 31, 2023, respectively. The Company recognized share-based compensation expense of $0.7 and $0.7 for the three months ended March 31, 2023 and 2022, respectively, and $1.9 and $1.2 for the nine months ended March 31, 2023 and 2022, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock or Series A-1 Preferred Stock during the three and nine months ended March 31, 2023, respectively. The Company recognized share-based compensation expense (income) of $0.6 and $(0.7) for the three months ended March 31, 2023 and 2022, respectively, and $0.4 and $0.2 for the nine months ended March 31, 2023 and 2022, respectively.

Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and nine months ended March 31, 2023. The Company recognized share-based compensation expense (income) of $0.2 and $(0.6) for the three months ended March 31, 2023 and 2022, respectively, and $0.8 and $(1.2) for the nine months ended March 31, 2023 and 2022, respectively.
17. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Amounts attributable to Coty Inc.:
Net income from continuing operations	$108.4	$52.9	$475.3	$536.5
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(195.0)
Net income from continuing operations attributable to common stockholders	105.1	49.6	465.4	341.5
Net income from discontinued operations, net of tax	—	0.7	—	4.5
Net income attributable to common stockholders	$105.1	$50.3	$465.4	$346.0

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	851.6	838.4	848.1	814.8
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	—
Effect of restricted stock and RSUs (b)	13.6	14.5	14.0	12.7
Effect of Convertible Series B Preferred Stock (c)	—	—	23.7	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	865.2	852.9	885.8	827.5

Earnings per common share:
Earnings from continuing operations per common share - basic	$0.12	$0.06	$0.55	$0.42
Earnings from continuing operations per common share - diluted (e)	0.12	0.06	0.54	0.42

Earnings per common share - basic	0.12	0.06	0.55	0.42
Earnings per common share - diluted (e)	0.12	0.06	0.54	0.42

(a) For the three months ended March 31, 2023 and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 5.6 million and 6.6 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS. For the nine months ended March 31, 2023 and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 5.8 million and 8.9 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended March 31, 2023 and 2022, there were 0.0 and 0.7 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS. For the nine months ended March 31, 2023 and 2022, there were 0.0 and 2.3 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three months ended March 31, 2023 and the three and nine months ended March 31, 2022, there were 23.7 million, 23.7 million and 79.2 million weighted average dilutive shares of Convertible Series B Preferred Stock, respectively, excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and nine months ended March 31, 2023, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.

(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $3.3, respectively, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $(93.9) and $0.0, respectively, if dilutive, for the three months ended March 31, 2023 and 2022 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $9.9 and $195.0, respectively, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $(100.7) and $0.0, respectively, if dilutive, for the nine months ended March 31, 2023 and 2022 on net income applicable to common stockholders during the period.
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
Redeemable Noncontrolling Interests
Subsidiary in the Middle East
As of March 31, 2023, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $69.1 and $69.8 as the RNCI balances as of March 31, 2023 and June 30, 2022, respectively.
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
Certain Litigation. A consolidated stockholder class and derivative action (the “Tender Offer Litigation”) concerning the tender offer by JAB Beauty B.V. (the “Cottage Tender Offer”) and the Schedule 14D-9 is pending against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and JAB Beauty B.V. in the Court of Chancery of the State of Delaware (the "Court"). The Company was named as a nominal defendant. The case, which was filed on May 6, 2019, was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and JAB Beauty B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint seeks, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. On March 29, 2023, the parties to the Tender Offer Litigation entered into a Stipulation and Agreement of Compromise and Settlement, the terms of which have been made available as part of the public filing requirements associated with the court-approval process. The Court will hold a hearing to consider whether to approve the settlement in June 2023. If approved, the settlement is not expected to have a material impact on the Company’s financial results.
At this time, the Company cannot reasonably estimate a range of loss, if any, not covered by available insurance, that may result given the current status of these lawsuits.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of March 31, 2023 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of March 31, 2023
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.1 million (approximately $0.2)
Aug-20		ICMS	2017-2019	R$555.4 million (approximately $109.0)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$392.3 million (approximately $77.0)
Nov-22		IPI	2018-2019	R$522.8 million (approximately $102.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$212.5 million (approximately $41.7)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$62.7 million (approximately $12.3)
During the third quarter of fiscal 2023, the ICMS assessment received in November 2020 was moved to the judicial process. All other cases are currently in the administrative process. The Company is seeking favorable judicial and administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable. Due to the fiscal environment in Brazil, the possibility of further tax assessments related to the same or similar matters cannot be ruled out.
20. RELATED PARTY TRANSACTIONS
Relationship with KKR
On December 22, 2021, the Company entered into an agreement with KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. In relation to this agreement, the Company recognized gains of $2.1 and $28.5, in the three and nine months ended March 31, 2023, respectively, which are reported in Other income, net in the Condensed Consolidated Statements of Operations. The unearned portion of amounts advanced to the Company as part of this agreement and cost reimbursements due to Wella were $4.8 and $0.2 as of March 31, 2023 and is reflected in Other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
Wella
As of March 31, 2023, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 8— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.9 and $1.8, respectively, for the three months ended March 31, 2023 and $15.7 and $1.7, respectively, for the three months ended March 31, 2022. TSA fees and other fees earned were $2.4 and $5.9, respectively, for the nine months ended March 31, 2023 and $86.0 and $4.8, respectively, for the nine months ended March 31, 2022. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Amounts due to the Company pursuant to this arrangement as of March 31, 2023 is $0.6.
As of March 31, 2023, accounts receivable from and accounts payable to Wella of $63.4 and $9.1, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of March 31, 2023, the Company has accrued $35.1 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and nine months ended March 31, 2023 and 2022, Coty recorded $1.1 and $1.0, respectively, and $3.8 and $(0.4), respectively of share-based compensation expense (income) related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.3 and $3.0, respectively, and $7.0 and $10.1, respectively, for the three and nine months ended March 31, 2023 and 2022.
21. SUBSEQUENT EVENTS
The Company announced a new compensatory program for the Company’s CEO, Sue Nabi. Under the terms of the new arrangement, the Board has designed a long-term equity program with equity awards vesting through 2030, comprised of a one-time award of restricted stock units and an annual award of performance restricted stock units with three-year Company performance objectives. The Company filed a current report on Form 8-K on May 5, 2023 disclosing the terms of the new compensatory program.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19, the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine) and expectations regarding future service levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with the Company’s response to COVID-19 (or future similar events), our transformation agenda, our global business strategies, the integration of the strategic partnerships with Kylie Jenner and Kim Kardashian West, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, Brexit (and related business or market disruption), recent elections in Brazil, the current U.S. administration and mid-term elections, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union, and Asia and in other regions where we operate, potential regulatory limits on payment terms in the European Union, recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof, regulatory uncertainty impacting the wind-down of our business in Russia, and recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging;
•currency exchange rate volatility and currency devaluation and/or inflation;
•our ability to implement and maintain pricing actions to effectively mitigate increased costs and inflationary pressures, and the reaction of customers or consumers to such pricing actions;
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
•disruptions in the availability and distribution of raw materials and components needed to manufacture our products, and our ability to effectively manage our production and inventory levels in response to supply challenges;
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
•increasing dependency on information technology, including as a result of remote working practices, and our ability to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
•our ability to attract and retain key personnel and the impact of senior management transitions;
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

Fluctuations in foreign exchange rates may have a significant impact our operating results. During the nine months ended March 31, 2023, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the euro and British pound – reduced our reported revenue and expenses, such as those expenses principally related to cost of sales, fixed costs, and advertising and consumer promotional costs. Refer to Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2022, for a discussion of these factors and other risks.
We expect that our net revenue for fiscal year 2023 will grow in the high single digits versus the prior year, excluding the impact of foreign exchange and the impact of the Russia exit.
Global Supply Chain Challenges
We continue to experience global supply chain challenges resulting from industry-wide component shortages and transportation delays. These challenges have negatively impacted order fill rates across our product categories, particularly prestige fragrances where there has been demand growth, especially in North America and certain European countries.

We continue to see sequential quarterly improvements in our order fill rates on a company-wide basis and continue to take steps to improve order fill rates and mitigate the impact of these constraints, including working closely with our suppliers to ensure the availability of components such as glass and metal, and building our inventory levels to meet demand. However, we expect these challenges to continue into the fourth quarter of fiscal 2023.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We continued to experience the impact of inflation on material, logistical and other costs during the nine months ended March 31, 2023. We expect that the combination of our strategy to premiumize the portfolio, cost savings programs, and recent pricing actions will enable us to offset inflationary pressure on costs. We currently anticipate the impact of inflation to continue into the fourth quarter of fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance.
Russia-Ukraine War
We continue to wind down the operations of our Russian subsidiary. In connection with our wind down, we liquidated a portion of our remaining inventory in Russia, in accordance with applicable sanctions, during the first half of fiscal 2023. We anticipate incurring up to $7.5 of additional costs through completion of the wind down, and future net cash costs of $15.0 to $25.0, which will be funded by our Russian subsidiary. Although the Company has substantially completed its commercial activities in Russia, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time. Additionally, we anticipate derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
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
Basis of Presentation of Acquisitions, Divestitures, Terminations and Market Exit from Russia

During the period when we complete an acquisition, divestiture or early license termination, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results and (ii) the divested brands or businesses or early terminated brands, to maintain comparable financial results with the current fiscal year period. There are no acquisitions, divestitures or early license terminations in the comparable periods that would impact the comparability of financial results between periods. We ceased commercial activities in Russia at the end of the second quarter of fiscal 2023. Therefore, we have excluded the third quarter fiscal 2022 financial contribution of our Russian subsidiary, in our discussion of net revenues, to maintain comparability of financial results between periods presented in the Management's Discussion and Analysis of Financial Condition.
THREE MONTHS ENDED MARCH 31, 2023 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2022
NET REVENUES
In the three months ended March 31, 2023, net revenues increased 9%, or $102.7, to $1,288.9 from $1,186.2 in the three months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia, net revenues increased 11% or $127.5 to $1,288.9 from $1,161.4 in the three months ended March 31, 2022, reflecting a positive price and mix impact of 12% and an increase in unit volume of 3%, partially offset by negative foreign currency exchange translation impact of 4%. The overall increase in net revenues reflects growth of prestige fragrances, specifically Hugo Boss, Burberry, Marc Jacobs, Calvin Klein and Gucci. Net revenues increased in our Consumer Beauty segment due to positive performance across the color cosmetics category, across a majority of markets and the body care category in Brazil. The overall increase in net revenues reflects the successful implementation of global price increases across all product categories, our product premiumization strategy, and positive overall market trends. Additionally, there was growth in travel retail sales, principally in Europe, due to increased leisure travel in the period. There was also an increase in e-commerce net revenues. These positive trends were partially offset by foreign exchange headwinds which negatively impacted net revenues significantly, primarily affecting the euro and British pound.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2023	2022	Change %
NET REVENUES
Prestige	$799.7	$726.4	10%
Consumer Beauty	489.2	459.8	6%
Total	$1,288.9	$1,186.2	9%
Prestige
In the three months ended March 31, 2023, net revenues from the Prestige segment increased 10%, or $73.3 to $799.7 compared to $726.4 in the three months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia, net revenues from the Prestige segment increased 12% or $88.6 to $799.7 from $711.1 in the three months ended March 31, 2022, reflecting a positive price and mix impact of 11% and an increase in unit volume of 5%, partially offset by negative foreign currency exchange translation impact of 4%. This increase in net revenues primarily reflects:

(i)the continued success and growth of prestige fragrances, specifically Hugo Boss Boss Bottled, Burberry Hero, Burberry Her, Marc Jacobs Daisy, Calvin Klein and Gucci Flora; and
(ii)an increase in net revenues due to positive pricing impact as a result of global price increases and in line with the overall premiumization strategy.
These increases in net revenues were partially offset by:
(i)lower net revenues for philosophy due to less innovation and repositioning of the brand; and
(ii)lower net revenues in the Prestige makeup category impacted by a decline in Gucci travel retail sales in the Asia Pacific region as a result of slow recovery from the lockdowns in China.
Consumer Beauty
In the three months ended March 31, 2023, net revenues from the Consumer Beauty segment increased 6%, or $29.4, to $489.2 from $459.8 in the three months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia, net revenues from the Consumer Beauty segment increased 9% or $38.9 to $489.2 from $450.3 in the three months ended March 31, 2022, reflecting a positive price and mix impact of 10% and an increase in unit volume of 2%, partially offset by negative foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from color cosmetics brands, including CoverGirl due to gain in distribution alongside a strong launch of Yummy Gloss, Rimmel Manhattan due to increase in sales volumes in key European markets, and Max Factor from brand innovation;
(ii)an increase in net revenues from the skin and body care brands in Brazil due to strong category momentum, market share gains, positive product mix impact, as well as due to innovation in brands such as Monange; and
(iii)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
These increases in net revenues were partially offset by:
(i)a decrease in net revenues due to lower sales volume for Adidas mainly as a result of slow recovery from the lockdowns in China.
COST OF SALES
In the three months ended March 31, 2023, cost of sales increased 13%, or $55.0, to $478.1 from $423.1 in the three months ended March 31, 2022. Cost of sales as a percentage of net revenues increased to 37.1% in the three months ended March 31, 2023 from 35.7% in the three months ended March 31, 2022, resulting in a gross margin decrease of approximately 140 basis points, primarily reflecting:
(i)approximately 70 basis points primarily due to higher trade incentives across both divisions;

(ii)approximately 60 basis points of net impact related to increased manufacturing, material and other costs due to inflation, as well as the impact of pricing and mix across our product portfolio;

(iii)approximately 50 basis points related to freight costs; and

(iv)approximately 10 basis points related to designer license fees due to the impact of our licensed brand sales comprising a higher portion of overall net sales compared to the comparative period.

These decreases were partially offset by:
(i)approximately 40 basis points due to favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 10 basis points in decreased excess and obsolescence costs.
Included in the above is the negative impact of inflation on material and freight costs of approximately 210 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2023, selling, general and administrative expenses increased 9%, or $61.1, to $720.4 from $659.3 in the three months ended March 31, 2022. Selling, general and administrative expenses as a percentage of net revenues increased to 55.9% in the three months ended March 31, 2023 from 55.6% in the three months ended March 31, 2022, or approximately 30 basis points. This increase primarily reflects:
(i)180 basis points due to a gain on sale of real estate that was recorded in the comparative period;

(ii)20 basis points due to higher stock compensation expense as a percentage of net revenues due to awards granted in the second quarter of the current fiscal year;
(iii)20 basis due to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations;
(iv)10 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenue primarily related to increased launch event spend for new product innovations; and
(v)10 basis points related to an increase in bad debt expense as a percentage of net revenues.
This increase was partially offset by the following decrease:
(i)190 basis points due to a decrease in administrative costs as a percentage of net revenues primarily due to lower depreciation expense related to fully depreciated IT equipment; and
(ii)50 basis points related to a decrease in logistics costs as a percentage of net revenues.
OPERATING INCOME
In the three months ended March 31, 2023, operating income was $43.5 compared to income of $57.1 in the three months ended March 31, 2022. Operating income as a percentage of net revenues, decreased to 3.4% in the three months ended March 31, 2023 as compared to an operating income as a percentage of net revenues of 4.8% in the three months ended March 31, 2022. The decrease in operating margin is primarily driven by a gain on the sale of real estate recognized in the comparative period and an increase in cost of goods sold as a percentage of net revenues, partially offset by a decrease in fixed costs as a percentage of net revenues.
Operating Income (Loss) by Segment

	Three Months Ended March 31,
(in millions)	2023	2022	Change %
Operating income (loss)
Prestige	$102.4	$83.8	22%
Consumer Beauty	(27.9)	(20.4)	(37)%
Corporate	(31.0)	(6.3)	<(100%)
Total	$43.5	$57.1	(24)%
Prestige
In the three months ended March 31, 2023, operating income for Prestige was $102.4 compared to income of $83.8 in the three months ended March 31, 2022. Operating margin increased to 12.8% of net revenues in the three months ended March 31, 2023 as compared to 11.5% in the three months ended March 31, 2022, driven by a decrease in fixed costs as a percentage of net revenues and a decrease in advertising and consumer promotional costs as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Consumer Beauty
In the three months ended March 31, 2023, operating loss for Consumer Beauty was $27.9 compared to loss of $20.4 in the three months ended March 31, 2022. Operating margin decreased to (5.7)% of net revenues in the three months ended March 31, 2023 as compared to (4.4)% in the three months ended March 31, 2022, driven by an increase in advertising and consumer promotional costs and increase in cost of goods sold as a percentage of net revenues, partially offset by a decrease in fixed costs as a percentage of net revenues.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2023, the operating loss for Corporate was $31.0 compared to an loss of $6.3 in the three months ended March 31, 2022, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The increase in the operating loss for Corporate was primarily driven by a gain on the sale of real estate recognized in the comparative period.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$102.4	$38.3	$140.7
Consumer Beauty	(27.9)	9.9	(18.0)
Corporate	(31.0)	31.0	—
Total	$43.5	$79.2	$122.7

	Three Months Ended March 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$83.8	$39.3	$123.1
Consumer Beauty	(20.4)	10.9	(9.5)
Corporate	(6.3)	6.3	—
Total	$57.1	$56.5	$113.6

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

	Three Months Ended March 31,
(in millions)	2023	2022	Change %
Reported operating income	$43.5	$57.1	(24)%
% of net revenues	3.4%	4.8%
Amortization expense	48.2	50.2	(4)%
Restructuring and other business realignment costs	(1.3)	(3.7)	65%
Stock-based compensation	33.6	28.5	18%
Costs related to acquisition and divestiture activities	—	3.3	(100)%
Gain on sale of real estate	—	(21.8)	100%
Gain related to market exit	(1.3)	—	N/A
Total adjustments to reported operating income	$79.2	$56.5	40%
Adjusted operating income	$122.7	$113.6	8%
% of net revenues	9.5%	9.6%
Adjusted depreciation	59.2	68.9	(14)%
Adjusted EBITDA	$181.9	$182.5	—%
% of net revenues	14.1%	15.4%
In the three months ended March 31, 2023, adjusted operating income increased $9.1 to $122.7 from $113.6 in the three months ended March 31, 2022. Adjusted operating margin decreased to 9.5% of net revenues in the three months ended March

31, 2023 from 9.6% in the three months ended March 31, 2022. In the three months ended March 31, 2023, adjusted EBITDA decreased $0.6 to $181.9 from $182.5 in the three months ended March 31, 2022. Adjusted EBITDA margin decreased to 14.1% of net revenues in the three months ended March 31, 2023 from 15.4% in the three months ended March 31, 2022, primarily driven by an increase in cost of goods sold as a percentage of net revenues, partially offset by lower fixed costs.
Amortization Expense
In the three months ended March 31, 2023, amortization expense decreased to $48.2 from $50.2 in the three months ended March 31, 2022. In the three months ended March 31, 2023, amortization expense of $38.3 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2022, amortization expense of $39.3 and $10.9 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020, we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $515.9 of cash costs life-to-date as of March 31, 2023, which have been recorded in Corporate.
In the three months ended March 31, 2023, we incurred a credit in restructuring and other business structure realignment costs of $(1.3), as follows:
•We incurred a credit in restructuring costs of $(1.3) primarily related to the Transformation Plan changes in estimates, included in the Condensed Consolidated Statements of Operations; and
•We incurred no business structure realignment costs.
In the three months ended March 31, 2022, we incurred a credit in restructuring and other business structure realignment costs of $(3.7) as follows:
•We incurred a credit in restructuring costs of $(6.8) primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $3.1 primarily related to the Transformation Plan and certain other programs. This amount includes $3.1 reported in Cost of sales in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended March 31, 2023, stock-based compensation was $33.6 as compared with $28.5 in the three months ended March 31, 2022. The increase in stock-based compensation is primarily related to awards granted in the second quarter of the current fiscal year
In the three months ended December 31, 2022 and 2021, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the three months ended March 31, 2023 we incurred no costs related to acquisition and divestiture activities.
In the three months ended March 31, 2022, we incurred $3.3 of costs related to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the three months ended March 31, 2023, we did not recognize any gain related to sale of real estate.
In the three months ended March 31, 2022, we recognized gain of $21.8 related to sale of real estate.
Gain Related to Market Exit
In the three months ended March 31, 2023, we recognized a gain of $1.3 related to our market exit from Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In the three months ended March 31, 2022, we did not incur any market exit costs.

Adjusted Depreciation Expense
In the three months ended March 31, 2023, adjusted depreciation expense of $28.6 and $30.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2022, adjusted depreciation expense of $32.8 and $36.1 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended March 31, 2023, net interest expense was $58.8 as compared with $62.9 in the three months ended March 31, 2022. This decrease is primarily due to a lower debt balance despite the impact of a higher average interest rate in the current period.
OTHER INCOME
In the three months ended March 31, 2023, other income was $156.9 as compared with other income of $60.6 in the three months ended March 31, 2022. This increase in income is principally due to an increase in income due to a fair value adjustment for our forward repurchase contracts, partially offset by the favorable fair value adjustment for our investment in the Wella Company recorded in the comparative period.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2023 and 2022 was 21.0% and 0.9%, respectively. The change in the effective tax rate for the three months ended March 31, 2023, as compared with the three months ended March 31, 2022, is primarily due to fair value gains related to the investment in the Wella business in the prior period.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$141.6	$29.8	21.0%	$54.8	$0.5	0.9%
Adjustments to reported operating income (a)	79.2			56.5
Change in fair value of investment in Wella Business (c)	—			(60.7)
Other adjustments (d)	0.2			0.4
Total Adjustments (b)	79.4	14.8		(3.8)	17.0
Adjusted income before income taxes	$221.0	$44.6	20.2%	$51.0	$17.5	34.3%

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
(d)For the three months ended March 31, 2023, this primarily represents adjustments for equity loss from KKW. For the three months ended March 31, 2022, this primarily represents adjustments for equity loss from KKW offset by pension curtailment gains.
The adjusted effective tax rate was 20.2% for the three months ended March 31, 2023 compared to 34.3% for the three months ended March 31, 2022. The differences were primarily due to gains on forward repurchase contracts recognized in the current period.

NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $108.4 in the three months ended March 31, 2023 as compared to net income of $53.6 in the three months ended March 31, 2022. The increase in the income is primarily driven by an increase in forward repurchase contract gains in the current period, partially offset by the favorable fair value adjustment for our investment in the Wella Company recorded in the comparative period and lower operating income in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2023	2022	Change %
Net income from Coty Inc. net of noncontrolling interests	$108.4	$53.6	>100%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income attributable to Coty Inc.	$105.1	$50.3	>100%
% of net revenues	8.2%	4.2%
Adjustments to reported operating income (b)	79.2	56.5	40%
Adjustments to Loss on Sale of Business (c)	—	(1.3)	100%
Change in fair value of investment in Wella Company (d)	—	(60.7)	100%
Adjustment to other expense (e)	0.2	0.4	(50)%
Adjustments to noncontrolling interests (f)	(1.6)	(1.8)	11%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(14.8)	(16.4)	10%
Adjusted net income attributable to Coty Inc.	$168.1	$27.0	>100%
% of net revenues	13.0%	2.3%
Per Share Data
Adjusted weighted-average common shares
Basic	851.6	838.4
Diluted (a)	888.9	852.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.20	$0.03
Diluted (a)	$0.19	$0.03

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended March 31, 2023, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value (gain) for contracts with the option to settle in shares or cash of ($93.9). For the three months ended March 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required. For the three months ended March 31, 2022, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended March 31, 2022, this amount reflects certain purchase price working capital adjustments related to the sale of the Wella business.
(d)For the three months ended March 31, 2023 and 2022, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the three months ended March 31, 2023, this primarily represents the loss from equity investment in KKW. For the three months ended March 31, 2022, this primarily represents adjustments for equity loss from KKW partially offset by pension curtailment gains.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2023 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2022
NET REVENUES
In the nine months ended March 31, 2023, net revenues increased 2%, or $66.4, to $4,202.5 from $4,136.1 in the nine months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia1, net revenues increased 2% or $91.2 to $4,202.5 from $4,111.3 in the nine months ended March 31, 2022, reflecting a positive price and mix impact of 9%, partially offset by negative foreign currency exchange translation impact of 7%. The overall increase in net revenues reflects growth in our Consumer Beauty segment due to positive performance across the body care, skincare, and color cosmetics categories. Net revenues for the Prestige segment also experienced growth from the positive performance in the prestige fragrance category due to the continued success of fragrance brands such as Burberry, Marc Jacobs, Gucci, Calvin Klein, Chloe and Hugo Boss. The prestige make up category was negatively impacted by COVID-19 related to the lockdowns in China in the first half of the fiscal period. The overall increase in net revenues reflects the successful implementation of global price increases across all product categories, our product premiumization strategy, and positive overall market trends. Additionally, there was growth in travel retail sales, principally in Europe and the Americas, due to increased leisure travel in the period. There was also an increase in e-commerce sales. Additionally, foreign exchange headwinds negatively impacted net revenues significantly, primarily affecting the euro and British pound.
Our ongoing exit from Russia impacted the overall change in our reported net revenues. Considering total fiscal year-to-date net revenues from Russia in both the current and prior year periods, the net negative impact on our fiscal year-to-date reported net revenue was approximately 2% on a consolidated basis, 2% for our Prestige division, and 1% for our Consumer Beauty division.
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2023	2022	Change %
NET REVENUES
Prestige	$2,620.9	$2,605.1	1%
Consumer Beauty	1,581.6	1,531.0	3%
Total	$4,202.5	$4,136.1	2%
Prestige
In the nine months ended March 31, 2023, net revenues from the Prestige segment increased 1%, or $15.8, to $2,620.9 from $2,605.1 in the nine months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia, net revenues from the Prestige segment increased 1% or $31.1 to $2,620.9 from $2,589.8 in the nine months ended March 31, 2022, reflecting a positive price and mix impact of 10%, partially offset by negative foreign currency exchange translation impact of 7%, and a decrease in unit volume of 2%. The increase in net revenues primarily reflects:
(i)higher net revenues due to the continued success of Prestige fragrances, such as Burberry Hero, Burberry Her, Marc Jacobs Daisy, Gucci Flora, Calvin Klein, Chloe Atelier des Fleurs, and Hugo Boss Boss Bottled; and
(ii)an increase in net revenues due to positive pricing impact as a result of global price increases and in line with the overall premiumization strategy.
These increases in net revenue were partially offset by:
(i)lower net revenues in the Prestige makeup category impacted by a decline in Gucci travel retail sales in the Asia Pacific region as a result of the lockdowns in China;
(ii)lower net revenues related to philosophy due to less innovation, repositioning of the brand, and the discontinuation of the brand in China; and
(iii)lower net revenues for the Lacoste brand in the year, which was primarily due to our market exit from Russia and supply chain constraints.
1 Refer to the section titled Basis of Presentation of Acquisitions, Divestitures, Terminations and Market Exit from Russia for further details.

Consumer Beauty
In the nine months ended March 31, 2023, net revenues from the Consumer Beauty segment increased 3%, or $50.6, to $1,581.6 from $1,531.0 in the nine months ended March 31, 2022. Excluding net revenue from the third quarter of the prior period from Russia, net revenues from the Consumer Beauty segment increased 4% or $60.1 to $1,581.6 from $1,521.5 in the nine months ended March 31, 2022, reflecting a positive price and mix impact of 10%, partially offset by a negative foreign currency exchange translation impact of 6%. The increase in net revenues primarily reflects:
(i)an increase in net revenues for certain cosmetics brands, such as CoverGirl, Rimmel Manhattan and Max Factor, due to positive category trends and brand innovation;
(ii)an increase in net revenues from the skin and body care brands in Brazil, due to strong category momentum and market share gains, and positive pricing impact and product mix, as well as due to innovation in brands such as Monange; and
(iii)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
These increases in net revenue were partially offset by:
(i)the continued decline in net revenues for Sally Hansen products, resulting from the decline for demand for at-home nail care compared to the prior year where COVID-19 restrictions had resulted in fewer nail salon visits and positively impacted the nail category and the brand's net revenue in the prior year.
COST OF SALES
In the nine months ended March 31, 2023, cost of sales increased 1%, or $15.7, to $1,504.7 from $1,489.0 in the nine months ended March 31, 2022. Cost of sales as a percentage of net revenues decreased to 35.8% in the nine months ended March 31, 2023 from 36.0% in the nine months ended March 31, 2022 resulting in a gross margin increase of approximately 20 basis points primarily reflecting:
(i)approximately 180 basis points related to positive price impact across our product portfolio;
(ii)approximately 70 basis points related to a favorable impact on variable costs due to increased manufacturing efficiencies, improvements in productivity as well as procurement and material cost optimization;
(iii)approximately 30 basis points related to designer license fees due to favorable royalty related activity, as well as the impact of our licensed brand sales comprising a lower portion of overall net sales compared to the comparative period;

(iv)approximately 20 basis points due to lower returns and markdown costs for the Consumer Beauty division as a result of higher sell through compared to the prior year period and lower returns volume for products in the Prestige division; and

(v)approximately 10 basis points related to lower excess and obsolescence costs as a percentage of net revenues.
These increases were partially offset by:
(i)approximately 250 basis points related to product mix impact due to a higher portion of consolidated sales being from the Consumer Beauty division; and
(ii)approximately 40 basis points related to higher freight costs.
Included in the above is the negative impact of inflation on material and freight costs of approximately 180 basis points.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2023, selling, general and administrative expenses decreased 0.4%, or $9.1, to $2,145.4 from $2,154.5 in the nine months ended March 31, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 51.1% in the nine months ended March 31, 2023 from 52.1% in the nine months ended March 31, 2022, or approximately 100 basis points. This decrease was primarily due to:
(i)160 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO;
(ii)120 basis points due to a decrease in advertising and consumer promotional costs as a percentage of net revenue;
(iii)60 basis points due to a decrease in administrative costs as a percentage of net revenues primarily due to lower depreciation expense related to fully depreciated IT equipment and lower consulting fees;
(iv)40 basis points due to a decrease in bad debt expense as a percentage of net revenues; and

(v)30 basis points due to a decrease in logistics costs as a percentage of net revenues.
These decreases were partially offset by the following increases:
(i)260 basis points due to a gain on sale of real estate was recorded in the comparative period, partially offset by an accrual reversal associated with the resolution of a contingency in the current period; and
(ii)60 basis points due to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations.
OPERATING INCOME
In the nine months ended March 31, 2023, operating income was $414.7 compared to income of $318.3 in the nine months ended March 31, 2022. Operating margin as a percentage of net revenues, increased to 9.9% in the nine months ended March 31, 2023 as compared to an operating income as a percentage of net revenues of 7.7% in the nine months ended March 31, 2022. The increase in operating margin is largely driven by a decrease in stock compensation expense as a percentage of net revenues, a decrease in advertising and consumer promotional expense as a percentage of net revenues and lower fixed costs as a percentage of net revenues, partially offset by a gain on sale of real estate recognized in the comparative period
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2023	2022	Change %
Operating income (loss)
Prestige	$437.3	$357.5	22%
Consumer Beauty	53.3	34.3	55%
Corporate	(75.9)	(73.5)	(3)%
Total	$414.7	$318.3	30%
Prestige
In the nine months ended March 31, 2023, operating income for Prestige was $437.3 compared to income of $357.5 in the nine months ended March 31, 2022. Operating margin increased to 16.7% of net revenues in the nine months ended March 31, 2023 as compared to 13.7% in the nine months ended March 31, 2022, driven primarily by a decrease in cost of goods sold as a percentage of net revenues, a decrease in fixed costs as a percentage of net revenues and a decrease in advertising and consumer promotional expense as a percentage of net revenues.
Consumer Beauty
In the nine months ended March 31, 2023, operating income for Consumer Beauty was $53.3 compared to income of $34.3 in the nine months ended March 31, 2022. Operating margin increased to 3.4% of net revenues in the nine months ended March 31, 2023 as compared to 2.2% in the nine months ended March 31, 2022, driven by a decrease in advertising and consumer promotional expense as a percentage of net revenues and a decrease in fixed costs as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2023, the operating loss for Corporate was $75.9 compared to a loss of $73.5 in the nine months ended March 31, 2022, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to the operating loss for Corporate was primarily driven by a gain on sale of real estate recognized in the comparative period, partially offset by a decrease in stock compensation expense.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	437.3	$112.7	$550.0
Consumer Beauty	53.3	30.4	83.7
Corporate	(75.9)	75.9	—
Total	$414.7	$219.0	$633.7

	Nine Months Ended March 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	357.5	$124.7	$482.2
Consumer Beauty	34.3	33.9	68.2
Corporate	(73.5)	73.5	—
Total	$318.3	$232.1	$550.4

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

	Nine Months Ended March 31,
(in millions)	2023	2022	Change %
Reported operating income	414.7	318.3	30%
% of net revenues	9.9%	7.7%
Amortization expense	143.1	158.6	(10)%
Restructuring and other business realignment costs	(5.0)	9.6	<(100%)
Stock-based compensation	98.9	164.3	(40)%
Costs related to acquisition and divestiture activities	—	14.2	(100)%
Gain on sale of real estate	(1.0)	(114.6)	99%
Gain related to market exit	(17.0)	—	N/A
Total adjustments to reported operating income	$219.0	$232.1	(6)%
Adjusted operating income	$633.7	$550.4	15%
% of net revenues	15.1%	13.3%
Adjusted depreciation	173.7	222.5	(22)%
Adjusted EBITDA	$807.4	$772.9	4%
% of net revenues	19.2%	18.7%

In the nine months ended March 31, 2023, adjusted operating income increased $83.3, to $633.7 from $550.4 in the nine months ended March 31, 2022. Adjusted operating margin increased to 15.1% of net revenues in the nine months ended March 31, 2023 from 13.3% in the nine months ended March 31, 2022. In the nine months ended March 31, 2023, adjusted EBITDA increased $34.5 to $807.4 from $772.9 in the nine months ended March 31, 2022. Adjusted EBITDA margin increased to 19.2% of net revenues in the nine months ended March 31, 2023 from 18.7% in the nine months ended March 31, 2022, primarily due to a decrease in advertising and consumer promotional costs as a percentage of net revenues and a decrease in fixed costs.
Amortization Expense
In the nine months ended March 31, 2023, amortization expense decreased to $143.1 from $158.6 in the nine months ended March 31, 2022. In the nine months ended March 31, 2023, amortization expense of $112.7 and $30.4 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2022, amortization expense of $124.7 and $33.9 was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have and expect to continue to incur restructuring and other business realignment costs. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $515.9 of cash costs life-to-date as of March 31, 2023, which have been recorded in Corporate.
In the nine months ended March 31, 2023, we incurred a credit in restructuring and other business structure realignment costs of $(5.0), as follows:
•We incurred a credit in restructuring costs of $(5.4) primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $0.4 primarily related to our Transformation plan and certain other programs. This amount includes $0.9 reported in Cost of sales in the Condensed Consolidated Statement of Operations and a credit of $(0.5) reported in Selling, general and administrative expenses.
In the nine months ended March 31, 2022, we incurred restructuring and other business structure realignment costs of $9.6 as follows:
•We incurred restructuring costs of $1.5 primarily related to the Transformation Plan, included in the Condensed Consolidated Statements of Operations.
•We incurred business structure realignment costs of $8.1 primarily related to our Transformation Plan and certain other programs. This amount includes $8.4 reported in Cost of sales in the Condensed Consolidated Statement of Operations and a credit of $(0.3) reported in Selling, general and administrative expenses.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In the nine months ended March 31, 2023, stock-based compensation was $98.9 as compared with $164.3 in the nine months ended March 31, 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition and Divestiture Activities
In the nine months ended March 31, 2023, we incurred no costs related to acquisition and divestiture activities.
In the nine months ended March 31, 2022, we incurred $14.2 of cost relating to acquisition and divestiture activities. These costs were primarily associated with the Wella Transaction.
In all reported periods, all costs related to acquisition and divestiture activities were reported in Corporate.
Gain on Sale of Real Estate
In the nine months ended March 31, 2023 we recognized a gain of $1.0 related to sale of real estate.
In the nine months ended March 31, 2022, we recognized a gain of $114.6 related to sale of real estate.

In all reported periods, all gains related to sale of real estate were reported in Corporate.
Gain Related to Market Exit
In the nine months ended March 31, 2023, we recognized a gain of $17.0 related to our market exit from Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In the nine months ended March 31, 2022, we did not incur any market exit costs.
Adjusted depreciation expense
In the nine months ended March 31, 2023, adjusted depreciation expense of $82.9 and $90.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2022, adjusted depreciation expense of $107.7 and $114.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2023, net interest expense was $185.7 as compared with $183.6 in the nine months ended March 31, 2022. This increase is primarily due to the impact of a higher average interest rate despite lower debt balances in the current period.
OTHER INCOME
In the nine months ended March 31, 2023, other income was $397.0 as compared to other income of $572.9 in the nine months ended March 31, 2022. This decrease is primarily due to a less favorable fair value adjustment related to our investment in the Wella Company compared to the prior period, partially offset by an increase in forward repurchase contract gains.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2023 and 2022 was 22.1% and 23.2%, respectively. The change in the effective tax rate for the nine months ended March 31, 2023, as compared to the prior period is primarily due to foreign exchange loss recognized on the current year repatriation of funds that were previously taxed as part of the Tax Cuts and Jobs Act of 2017.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2023			Nine Months Ended March 31, 2022
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$626.0	$138.3	22.1%	$707.6	$164.5	23.2%
Other adjustments to reported operating income (a)	219.0			232.1
Change in fair value of investment in Wella Business (c)	(210.0)			(579.0)
Other adjustments (d)	0.6			(2.5)
Total Adjustments (b)	9.6	17.2		(349.4)	(91.0)
Adjusted income before income taxes	$635.6	$155.5	24.5%	$358.2	$73.5	20.5%

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
(d)For the nine months ended March 31, 2023, this primarily this primarily represents adjustments for equity loss from KKW. For the nine months ended March 31, 2022, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
The adjusted effective tax rate was 24.5% for the nine months ended March 31, 2023 compared to 20.5% for the nine months ended March 31, 2022. The differences were primarily due to a benefit of $18.8 in the prior period recognized on the revaluation of the Company's deferred tax assets due to a tax rate increase enacted in the Netherlands.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $475.3 in the nine months ended March 31, 2023, as compared to net income of $541.0 in the nine months ended March 31, 2022. This decrease in net income was primarily driven by a less favorable fair value adjustment related to our investment in the Wella Company compared to the prior period, partially offset by higher operating income in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2023	2022	Change %
Net income from Coty Inc. net of noncontrolling interests	475.3	541.0	(12)%
Convertible Series B Preferred Stock dividends (a)	(9.9)	(195.0)	95%
Reported net income attributable to Coty Inc.	465.4	346.0	35%
% of net revenues	11.1%	8.4%
Adjustments to reported operating income (b)	219.0	232.1	(6)%
Adjustments to Loss on Sale of Business (c)	—	(6.1)	100%
Change in fair value of investment in Wella Company (d)	(210.0)	(579.0)	64%
Adjustment to other expense (e)	0.6	(2.5)	>100%
Adjustments to noncontrolling interests (f)	(5.1)	(5.3)	4%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(17.2)	92.6	<(100%)
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges (a) (g)	—	160.0	(100)%
Adjusted net income attributable to Coty Inc.	452.7	237.8	90%
% of net revenues	10.8%	5.7%
Per Share Data
Adjusted weighted-average common shares
Basic	848.1	814.8
Diluted (a)	885.8	827.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.54	$0.29
Diluted (a)	$0.52	$0.29

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the nine months ended March 31, 2023, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value (gain) for contracts with the option to settle in shares or cash of ($100.7). For the nine months ended March 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $9.9 was required. For the nine months ended March 31, 2022, the convertible Series B Preferred Stock was antidilutive. Accordingly, we excluded the convertible Series B Preferred Stock from the diluted shares and did not adjust the earnings for the related dividend.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations”
(c)For the nine months ended March 31, 2022, this amount reflects certain working capital adjustments related to the sale of the Wella Business.

(d)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)For the nine months ended March 31, 2023, this primarily represents the loss from equity investment in KKW. For the nine months ended March 31, 2022, this primarily represents a net gain on the exchange of Series B Preferred Stock closed on October 20, 2021.
(f)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net income (loss) attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.
(g)For the nine months ended March 31, 2022, this adjustment represents the deemed dividend from the Second Exchange that closed on November 30, 2021 and the deemed dividend from the First Exchange that closed on October 20, 2021 (as disclosed and defined in Note 13—Equity Investments in our Annual Report on Form 10-K for fiscal 2022).
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
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. In addition, our 25.9% investment in Wella gives us the opportunity for further permanent debt reductions, when our equity position is divested.
Variable rate debt accounts for 34% of our total debt outstanding as of March 31, 2023. We incurred higher average variable interest rates compared to the same period in the prior year, and we expect this trend to continue into the fourth quarter. Higher long-term interest rates are expected to increase interest expense on our variable-rate outstanding debt. We use derivative instruments, such as interest rate swap contracts to reduce cash flow fluctuations associated with changes in variable interest rates. During the third quarter, our variable interest rate debt interest rate swap contracts expired, creating an exposure to higher variable interest rates. We have entered into new interest rate hedging arrangements, to replace a portion of the expired interest rate swap contracts, that will take effect in the fourth quarter.
We continue to wind down the operations of our Russian subsidiary. We anticipate incurring up to $7.5 of additional costs through completion of the wind down, and future net cash costs of $15.0 to $25.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies. We have substantially completed our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.
We continue to experience inflationary pressures in most markets resulting in higher commodity and supply chain costs, including material, freight, and energy costs, as well as higher costs for services and labor. Further, inflationary trends in certain markets and global supply chain challenges, including component shortages, may negatively affect our future sales and operating performance. Supply chain constraints may impact the availability of raw materials used to manufacture our products which may negatively impact our ability to meet customer demands, thereby impacting our cash flows and profitability.
Debt
During the second quarter, we completed cash tender offers and redeemed $77.0 of our 2026 Dollar Notes and €69.7 million (approximately $72.2) of our 2026 Euro Notes. In addition, we early terminated a fragrance license and a portion of the termination payment totaling €52.5 million (approximately $55.6) was advanced to us. In accordance with the requirements of our debt agreements, we used a portion of the advance proceeds, totaling $35.8, to pay down outstanding principal balances under the 2018 Coty Term B Facility. On March 7, 2023, we amended the 2018 Coty Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Interest rates applicable to our debt agreements were not impacted by the transition to SOFR. See Note 11—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $197.0 and $179.3 as of March 31, 2023 and June 30, 2022, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,192.4 and $813.1 during the nine months ended March 31, 2023 and 2022, respectively.
Cash Flows

	Nine Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$520.8	$759.5
Net cash (used in) provided by investing activities	(97.7)	281.4
Net cash used in financing activities	(397.6)	(642.7)
Net cash provided by operating activities
Net cash provided by operating activities was $520.8 and $759.5 for the nine months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities of $238.7 was primarily driven by net outflows in the current year from changes throughout working capital accounts partially offset by an increase in cash related net income year over year. Changes in Accrued expenses and other current liabilities contributed to higher outflows primarily related to customer related accruals, restructuring, and compensation costs. Changes in Inventories year over year reflect the current year impact of increased safety stock for constrained materials and products compared to prior year decreases in inventory levels from impacts of COVID recovery and inventory optimization efforts. Lower outflows from changes in Trade receivables partially offset higher year over year outflows from working capital due to continued improvements in collections. Lower costs as a percentage of net revenue contributed to the higher cash related net income.
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities was $(97.7) and $281.4 for the nine months ended March 31, 2023 and 2022, respectively. The decrease in investing cash flows of $379.1 was mainly attributable to the prior year cash received from return of capital under Coty's equity investment which did not reoccur during the nine months ended March 31, 2023. Additionally, the prior year included higher proceeds from the sales of long-lived assets and the positive impact from the receipt of contingent proceeds related to the Wella Business tax credits.
Net cash used in financing activities
Net cash used in financing activities during the nine months ended March 31, 2023 and 2022 was $397.6 and $642.7, respectively. The decrease in cash used in financing activities of $245.1 was driven mainly by higher cash outflows in the prior year for net paydowns of the Company's revolving credit facility and other long term debt balances as well, as higher payments of deferred financing fees associated with debt activity, and higher dividend payments on Series B Preferred Stock. Higher cash payments in the current year for realized losses on the settlement of foreign currency contracts only partially offset the lower current year payments.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 19—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$423.8 million (approximately $83.2) as of March 31, 2023.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $11.8 and $14.3 and bank guarantees of $16.0 and $17.2 as of March 31, 2023 and June 30, 2022, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2022 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2022 Form 10-K. For the nine months ended March 31, 2023, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Business Combinations;
•Inventory; and
•Income Taxes.
As of March 31, 2023, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2022 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2023.

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated March 7, 2023, by and among Coty Inc., Coty B.V., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent.

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

COTY INC.

Date: May 9, 2023	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)