Form 10-K
period 2023-06-30
COTY INC.
filed 2023-08-22
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2022, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $3.1 billion based on the number of shares held by non-affiliates as of December 31, 2022 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2022.
At August 14, 2023, 852,805,323 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational execution and simplification initiatives, fixed cost reductions and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19, the expected impact of geopolitical risks including the ongoing war in Ukraine on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of COVID-19 and/or the war in Ukraine) and expectations regarding future service levels, the timing and impact of the application for dual-listing of our Class A Common Stock on Euronext Paris, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our multi-year transformation agenda, including our operational and organizational changes, and the initiatives to further reduce our cost base, and to develop and achieve our global business strategies (including mix management, select price increases, more disciplined promotions, and foregoing low value sales), compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability) in each case within the expected time frame or at all;
•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products in our skincare and prestige make-up portfolios, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, the market value of inventory, and the fair value of equity investments;
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with our transformation agenda, our global business strategies, the integration and management of the strategic partnerships with Kylie Jenner and Kim Kardashian, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
•the timing, costs and impacts of divestitures and the amount and use of proceeds from any such transactions;
•future divestitures and the impact thereof on, and future acquisitions, new licenses and joint ventures and the integration thereof with, our business, operations, systems, financial data and culture and the ability to realize synergies, manage supply chain challenges and other business disruptions, reduce costs (including through our cash efficiency initiatives), avoid liabilities and realize potential efficiencies and benefits (including through our restructuring initiatives) at the levels and at the costs and within the time frames contemplated or at all;
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
•any change to our capital allocation and/or cash management priorities, including any change in our dividend policy, and any change in our stock repurchase plans;
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with the strategic partnerships with Kylie Jenner and Kim Kardashian, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration) and management of the partnerships, our relationships with Kylie Jenner and Kim Kardashian, our ability to protect trademarks and brand names, litigation, investigations by governmental authorities, and changes in law, regulations and policies that affect King Kylie LLC (“King Kylie”) and/or KKW Holdings, LLC’s (“KKW Holdings”) business or products, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to King Kylie and/or KKW Holdings’ business model, revenue, sales force or business;
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
•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches, re-launches and marketing efforts, including in connection with new products in our skincare and makeup portfolios;
•changes in the demand for our products due to declining or depressed global or regional economic conditions, and declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, Brexit (and related business or market disruption), recent elections in Brazil, the current U.S. administration and future elections, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union and Asia and in other regions where we operate, potential regulatory limits on payment terms in the European Union, recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof, regulatory uncertainty impacting the wind-down of our business in Russia, and recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging;
•currency exchange rate volatility and currency devaluation and/or inflation;

•our ability to implement and maintain pricing actions to effectively mitigate increased costs and inflationary pressures, and the reaction of customers or consumers to such pricing actions;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including product liability cases (including asbestos and talc related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation and compliance, litigation or investigations relating to our joint ventures and strategic partnerships;
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
•increasing dependency on information technology, including as a result of remote working practices, and our ability, or the ability of any of the third-party service providers we use to support our business, to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
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

Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2023” refer to the fiscal year ended June 30, 2023. Any reference to a year not preceded by “fiscal” refers to a calendar year.

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
As we transform the Company, we continue to make progress on our strategic priorities, including stabilizing and growing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China and travel retail through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability.
In fiscal 2021, we completed the sale of a majority stake in Coty’s Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). As of June 30, 2023, Coty owned a 25.9% stake in
Rainbow JVCO LTD and subsidiaries (together, “Wella” or the “Wella Company”). On July 18, 2023 we announced that we entered into a binding letter of intent to sell a 3.6% stake in Wella to investment firm IGF Wealth Management for $150.0. The closing of the transaction is subject to, among other things, completion of due diligence and the satisfaction of certain closing conditions, including the approval of the transaction by KKR. Assuming the transaction closes, we would retain 22.3% of the Wella Company.
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

Brands
The following chart reflects our iconic brand portfolio:

Consumer Beauty	Prestige
Adidas	Burberry
Beckham	Calvin Klein
Biocolor*	Chloe
Bozzano*	Davidoff
Bourjois*	Escada*
Bruno Banani	Gucci
CoverGirl*	Hugo Boss
Jovan*	Jil Sander
Max Factor*	Joop!*
Mexx	Kylie Jenner
Monange*	Lancaster*
Nautica	Marc Jacobs
Paixao*	Miu Miu
Rimmel*	Orveda
Risque*	philosophy*
Sally Hansen*	SKKN BY KIM
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
Distribution Channels and Retail Sales

We market, sell and distribute our products in approximately 126 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. We continue to focus on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2023, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2023, Walmart, our top retailer, accounted for approximately 5% of total Coty Inc. net revenues from continuing operations.
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
We do not perform, nor do we commission any third parties on our behalf to perform, testing of our products or ingredients on animals except where required by law. In the few jurisdictions requiring animal testing, we actively apply for exemptions and work with local authorities and organizations to authorize alternative methods of product testing.
Supply Chain
During fiscal year 2023, we continued to manufacture and package approximately 79% of our products, primarily in facilities located in the United States, Brazil, China and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations, as well as initiatives to support our sustainability goals. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 21% of our finished products.
The principal raw materials used in the manufacture of our products are primarily essential oils, alcohols and specialty chemicals. The essential oils in our fragrance products are generally sourced from fragrance houses. As a result, we realize material cost savings and benefits from the technology, innovation and resources provided by these fragrance houses.
We purchase the raw materials for all our products from various third parties. We also purchase packaging components that are manufactured to our design specifications. We collaborate with our suppliers to meet our stringent design and creative criteria. We believe that we currently have adequate sources of supply for all our products. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs.
We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts and, more recently due to global supply disruptions, and we work to anticipate and respond to actual and potential disruptions. In light of these challenges, we are continually benchmarking the performance of our supply chain, and we augment our supply base, adjust our distribution networks and manufacturing footprint, enhance our forecasting and planning capabilities and adjust our inventory strategy based upon the changing needs of the business. We continue to explore options to further optimize our supply chain operations.

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
Products representing 63% of our fiscal 2023 net revenues from continuing operations are manufactured and marketed under exclusive license agreements granted to us for use on a worldwide and/or regional basis. As of June 30, 2023, we maintained 22 brand licenses. In addition, approximately 54% of our fiscal 2023 net revenues from continuing operations were attributable to prestige fragrance, of which approximately 88% was from our top seven prestige fragrance brands.
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
Our license agreements have an average duration of over 25 years. Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. None of our top seven licenses, which account for approximately 88% of our prestige fragrance sales, are up for non-automatic renewal before 2028, with an average remaining duration of 13 years. We are currently in the process of renewing a smaller license which is up for renewal during fiscal 2024. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.
Human Capital
Workforce. As of June 30, 2023, we had approximately 11,350 full-time employees in over 36 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season.
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
On March 31, 2022, the SEC issued a proposed rule on climate-related disclosures by U.S. public companies. The proposed rule is not yet final. We are unable to predict if or when the rule will be finalized and the extent to which a final rule will apply or deviate from the proposal.
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
We have ambition to reduce the amount of packaging we use across our portfolio, while sourcing from more sustainable sources. In fiscal 2023, we introduced refillable packaging solutions into our global portfolio, including Chloé Rose Naturelle Intense Eau de Parfum and Adidas Active Skin and Mind range of shower gels which delivered a packaging weight reduction compared to the original baseline body care range. In addition, we work to reduce the environmental impact of our product formulas and our new products, for example integrating carbon captured alcohol into our fragrances. In fiscal 2023, we launched Gucci, The Alchemist’s Garden, Where My Heart Beats Eau de Parfum, which was the first globally distributed fragrance manufactured using 100% carbon captured alcohol.
We recognize that sustainability efforts require collaboration which goes beyond our own organization. To that end we are members of several industry initiatives, including the Responsible Beauty Initiative and Responsible Mica Initiative, focused on responsible sourcing, and the Sustainable Packaging Initiative for Cosmetics, focused on creating common guidelines and tools for eco-design of packaging. We are also part of the EcoBeautyScore Consortium – a breakthrough initiative which aims to develop an industry-wide environmental scoring system for cosmetics products, with the aim of empowering consumers to make sustainable beauty choices.
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
During fiscal year 2023, our greenhouse gas emissions targets were approved by the Science Based Target initiative. The targets cover our Greenhouse gas emissions for scopes 1 and 2, renewable electricity commitment and our greenhouse gas reduction for scope 3. We continue to focus on the implementation of these targets with the development of operational plans. We are currently implementing our climate strategy focusing on three focus areas: our product impact, our transportation and the impact of our own operations.
In fiscal 2023, we have extended existing efforts made on our supply chain sites (factories and distribution centers) to our R&D centers and Corporate Offices. Accordingly, our offices and R&D centers are developing energy reduction and transition plans. For example, our Paris Headquarter has now transitioned to renewable electricity and we have completed an extensive energy audit in our Amsterdam Headquarter with very positive results. In our efforts to reduce our impacts on the environment, none of the waste from our factories and distribution centers was sent to landfill, while most was reused, recycled, or composted. We have implemented several measures to reduce water consumption across our plants and distribution centers.
While certain projects are already in execution phase, other projects are in the early stages as we validate their feasibility and explore new ones to achieve our proposed targets. We continue to evaluate and modify our processes and activities to further limit our impact on the environment and to enable the deployment of our climate-related initiatives to meet our proposed targets.

The Beauty of Our People
We are committed to playing our part in creating a more inclusive business and society. We celebrate diversity in all its forms and continue to work towards building a more inclusive business. We recognize the importance of diversity at a leadership level and throughout our whole organization, including diversity of gender, ethnicity, ability, background, religion, gender identity, and sexual orientation. Our Executive Committee and our Board of Directors are majority female. For associates, we rolled out a new training to broaden knowledge of our sustainability framework, Beauty That Lasts. This training introduced the three-pillared framework and included short modules on climate change and DE&I topics such as bias and microaggressions. In July 2022, we implemented a sustainability objective for all employees eligible to the bonus plans, as part of their annual goals. This applies for employees’ fiscal 2023 bonuses. The accomplishment of these objectives is considered when assessing eligibility for annual bonuses.
As of October 2022, we were proud to achieve our commitment to pay equity for similar roles and performance, regardless of gender by reducing the gap in every level of our global management categories. To further gender equality within our business, we also launched a gender-neutral Parental Leave Policy. From November 2022, all employees, regardless of gender, have access to the same number of fully paid weeks of parental leave offered in their local region when starting or extending a family.
We also strive to reflect the communities we serve through our brands, which champion the diversity of beauty and beauty of diversity. In fiscal 2023, Sally Hansen & CoverGirl continued their multi-year partnership with LGBTQ advocacy organization GLAAD. Marc Jacobs Fragrance celebrates the third year of its partnerships with US-based NGO The Lesbian, Gay, Bisexual & Transgender Community Center (The Center) and second year with UK-based charity, akt.
We are committed to creating opportunities for our associates to develop skills, advance their careers and nurture their long-term employability. Our associates undergo an annual performance review process, and work with their manager to build customized development plans. We offer our employees a range of development activities, from learning formally through e-learning courses and trainings, and on the job.
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
•The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, results of operations and cash flows.
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
•We are subject to legal proceedings and legal compliance risks, including talc-related litigation alleging bodily injury.
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
•If the Distribution (as defined below) or the acquisition of the P&G Beauty Business does not qualify for its intended tax treatment, in certain circumstances we are required to indemnify P&G for resulting tax-related losses under the tax matters agreement entered into in connection with the acquisition of the P&G Beauty Business dated October 1, 2016.
•We are subject to risks related to our common stock and our stock repurchase program.

•JABC Cosmetics B.V. (“JABC”) and its affiliates, through their ownership of approximately 53% of the outstanding shares of our Class A Common Stock, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
•We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.
•The dual-listing of our Class A Common Stock on the NYSE and on Euronext Paris’s Professional Segment may adversely affect the liquidity and value of our Class A Common Stock.
Risk Factors
Risks related to our Business and Industry
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels, direct-to-consumer channels, new “disruptor” trendy brands and advances in technology such as artificial intelligence. Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.
Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms, including using new or advancing technologies such as artificial intelligence and innovative in-store activations. Furthermore, e-commerce and the online retail industry is characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
These risks have been exacerbated by the impact of general economic conditions such as inflationary pressures and the ongoing effects of COVID-19 on our business. Consumer spending habits and consumer confidence have shifted and may continue to change in light of re-imposition of containment measures (such as the lockdowns imposed in China), inflationary pressures, as well as changes in work practices and travel trends impacting the demand for our products.

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
We license trademarks for many of our product lines. Our brand licenses typically impose various obligations on us, including the payment of annual royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, promotion of sales and qualifications and behavior of our suppliers, distributors and retailers. We have breached, and may in the future breach, certain terms of our brand licenses. If we breach our obligations, our rights under the applicable brand license agreements could be terminated by the licensor and we could, among other things, have to pay damages, lose our ability to sell products related to that brand, lose any upfront investments made in connection with such license and sustain reputational damage. In addition, most brand licenses have renewal options for one or more terms, which can range from three to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. While many of our licenses are long term, licenses relating to certain of our brands are up for renewal in the next few years, including one license up for renewal in fiscal 2024. We may not be able to renew expiring licenses on terms that are favorable to us or at all. We may also face difficulties in finding replacements for terminated or expired licenses. Each of the aforementioned risks could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
In addition, third parties may distribute and sell counterfeit or other infringing versions of our products, which may be inferior or pose safety risks and could confuse consumers or customers, which could cause them to refrain from purchasing our brands in the future or otherwise damage our reputation. In recent years, there has been an increase in the availability of counterfeit goods, including fragrances, in various markets by street vendors and small retailers, as well as on the Internet. The presence of counterfeit versions of our products in the market and of prestige products in mass distribution channels, including grey market products, could also dilute the value of our brands, force us and our distributors to compete with heavily discounted products, cause us to be in breach of contract (including license agreements), impact our compliance with distribution and competition laws in jurisdictions including the E.U. and China, or otherwise have a negative impact on our reputation and business, prospects, financial condition or results of operations. We are engaged in efforts to rationalize our wholesale distribution channel and continue efforts to reduce the amount of product diversion to the value and mass channels; however, stopping or significantly reducing such commerce could result in a potential adverse impact to our sales and net revenues, including to those customers who are selling our products to unauthorized retailers, or an increase in returns over historical levels.
To protect or enforce our intellectual property and other proprietary rights, we may initiate litigation or other proceedings against third parties, such as infringement suits, opposition proceedings or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, adversely impact customer relations and we may not be successful. Litigation and other proceedings may also put our intellectual property at risk of being invalidated or interpreted narrowly. In addition, while we maintain a robust anti-counterfeiting and brand enforcement program, bringing numerous actions against infringers every year, such efforts may not be successful. The occurrence of any of these events may have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
As part of our ongoing business strategy we expect that we will need to continue to introduce new products in our traditional product categories and channels, while also expanding our product launches into adjacent categories and channels in which we may have less operating experience. For example, we entered into strategic partnerships with Kylie Jenner and Kim Kardashian, both digital-native beauty businesses, we are continuing our expansion into prestige cosmetics, and we are building a comprehensive skincare portfolio leveraging existing and new brands. The success of product launches in these or adjacent product categories could be hampered by our relative inexperience operating in such categories and channels, the strength of our competitors or any of the other risks referred to herein. Our inability to introduce successful products in our traditional categories and channels or in these or other adjacent categories and channels could limit our future growth and have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
We may not be able to identify suitable acquisition targets and our acquisition activities and other strategic transactions may present managerial, integration, operational and financial risks, which may prevent us from realizing the full intended benefit of the acquisitions we undertake.
Our acquisition activities and other strategic transactions expose us to certain risks related to integration, including diversion of management attention from existing core businesses and substantial investment of resources to support integration. During the past several years, we have explored and undertaken opportunities to acquire other companies and assets as part of our growth strategy. For example, we completed five significant acquisitions in fiscal 2016 through fiscal 2018 (including the acquisition of the P&G Beauty Business in October 2016). We entered into a joint venture with Kylie Jenner in fiscal 2020 and a strategic partnership with Kim Kardashian in fiscal 2021. These assets represent a significant portion of our net assets, particularly the P&G Beauty Business. As we consider growth opportunities, we may continue to seek acquisitions that we believe strengthen our competitive position in our key segments and geographies or accelerate our ability to grow into adjacent product categories and channels and emerging markets or which otherwise fit our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates, be the successful bidder or consummate acquisitions on favorable terms, have the funds to acquire desirable acquisitions or otherwise realize the full intended benefit of such transactions. In addition, acquisitions could adversely impact our deleveraging strategy.
The assumptions we use to evaluate acquisition opportunities may prove to be inaccurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings or other financial measures, that we expect to achieve in connection with our acquisitions and joint ventures, or we may not accurately anticipate the fixed and other costs associated with such acquisitions and joint ventures, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. Any financing for an acquisition could increase our indebtedness or result in a potential violation of the debt covenants under our existing facilities requiring consent or waiver from our lenders, which could delay or prevent the acquisition, or dilute the interests of our stockholders. For example, in connection with the acquisition of the P&G Beauty Business, Green Acquisition Sub Inc., a wholly-owned subsidiary of the Company, was merged with and into Galleria, with Galleria continuing as the surviving corporation and a direct wholly-owned subsidiary of the Company (the “Green Merger”) and pre-Green Merger holders of our stock were diluted to 46% of the fully diluted shares of common stock immediately following the Green Merger. In addition, acquisitions of foreign businesses, new entrepreneurial businesses and businesses in new distribution channels, such as our acquisition of the Brazilian personal care and beauty business of Hypermarcas S.A. (the “Hypermarcas Brands”) and our joint venture with Kylie Jenner and our investment in the Kim Kardashian beauty business, entail certain particular risks, including potential difficulties in geographies and channels in which we lack a significant presence, difficulty in seizing business opportunities compared to local or other global competitors, difficulty in complying with new regulatory frameworks, the acquisition of new or unexpected liabilities, the adverse impact of fluctuating exchange rates and entering lines of business where we have limited or no direct experience. See “—Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations” and “—We are subject to risks related to our international operations.”
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
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, alcohols, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain, or our relationships with key suppliers due to our payment terms or otherwise, could have a material adverse effect on the manufacturing and packaging of our products. In the past year, inflationary pressures as well as global supply chain disruptions have caused significant volatility in the cost and availability of the raw materials and services (such as transportation) that we need to manufacture and distribute our products. In particular, increases in energy costs due to global geopolitical conditions, particularly in Europe, have impacted the cost and availability of raw materials, including glass and glass components and certain resins. Increases in the costs of raw materials or other commodities and transportation services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts. We are also subject to reporting requirements under The Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply “conflict free” products, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Likewise, we have faced, and may continue to face, constraints in the availability of certain raw materials that align with our sustainability goals, including responsibly sourced palm oil, mica and recycled materials. Since our supply chain is complex, we may face operational obstacles and reputational challenges with our customers and stockholders if we are unable to continue to sufficiently verify the origins for materials used in our products and packaging or if we are subject to additional supply chain diligence and disclosure regulations or other reporting obligations.
The above risks have been and may continue to be exacerbated by the impact of inflationary pressures, global supply chain disruptions and the ongoing effects of COVID-19 on our business, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also increasingly depend on our information technology infrastructure for digital marketing activities, e‑commerce and for electronic communications among our locations, personnel, customers and suppliers around the world, including as a result of remote working in connection with flexible working arrangements. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, user errors, catastrophic events or other problems.
In addition, our databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks, the threat of which is increasing in frequency, intensity and duration. Such attacks have become increasingly difficult to detect, defend against or prevent and may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. As artificial intelligence (“AI”) capabilities improve and gain widespread use, we may experience cyberattacks created using artificial intelligence, which may be difficult to detect and mitigate against. These attacks could be designed with an AI tool to directly attack information systems with increased speed and/or efficiency than a human or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our customers and third-party providers using the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. In addition, insider actors (malicious or otherwise) could cause technical disruptions and/or confidential data leakage. Our security efforts or the security efforts of our third-party providers may not be sufficient to prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ information technology databases or systems.
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
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. Over the past few years we have experienced several changes to senior management and the composition of our board of directors, as well as the separation of the Wella Business, and we are still in the process of implementing our global business strategies, including cost reduction activities. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives. During fiscal 2023, we continued to experience an increasingly competitive labor market, increased employee turnover, and labor shortages in our extended supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
As we continue to restructure our workforce from time to time (including with respect to our global business strategies and other business restructuring initiatives, as well as acquisitions and our overall growth strategy) and work with more brand partners and licensors, the risk of potential employment-related claims and disputes will also increase. As such, we or our partners may be subject to claims, allegations or legal proceedings related to employment matters including discrimination, harassment (sexual or otherwise), wrongful termination or retaliation, local, state, federal and non-U.S. labor law violations, injury, and wage violations. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to associated delays, works council claims and associated litigation. In the event we or our partners are subject to one or more employment-related claims, allegations or legal proceedings, we or our partners may incur substantial costs, losses or other liabilities in the defense, investigation, settlement, delays associated with, or other disposition of such claims. In addition to the economic impact, we or our partners may also suffer reputational harm as a result of such claims, allegations and legal proceedings and the investigation, defense and prosecution of such claims, allegations and legal proceedings could cause substantial disruption in our or our partners’ business and operations, including delaying and reducing the expected benefits of any associated restructuring activities. We have policies and procedures in place to reduce our exposure to these risks, but such policies and procedures may not be effective and we may be exposed to such claims, allegations or legal proceedings.

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
The above risks have been and may continue to be exacerbated by the impact of inflationary pressures and global supply chain disruptions and the ongoing effects of COVID-19 on our business, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
We are subject to risks related to our international operations.
We operate on a global basis, and approximately 69% of our net revenues from continuing operations in fiscal 2023, were generated outside North America. We have employees in more than 36 countries, and we market, sell and distribute our products in over 126 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past.
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
Borrowings under the 2018 Coty Credit Agreement are at variable rates of interest and expose us to interest rate risk. In the past year, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We are currently party to, and in the future, we may enter into additional, interest rate swaps that involve the exchange of floating for fixed rate interest payments, in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
In addition, we have amended our 2018 Credit Agreement to allow us to reference the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness, in lieu of the London Interbank Offered Rate (“LIBOR”). SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of COVID-19 and the war in Ukraine, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity has been in decline as a result of higher levels of unemployment, unprecedented levels of inflation, recessionary conditions and geopolitical conditions including the war in Ukraine and the ongoing effects of COVID-19. While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics, mass nail and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, political and economic developments in the U.S., the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
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
The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic and the actions taken by governments and third-parties in response have had, and continue to have, evolving and unpredictable impacts on global economies, financial markets and business practices. A resurgence of COVID-19, including any variants of the virus, or the outbreak of another pandemic, epidemic or infectious disease in one or more of the countries where we operate or our customers are located could result in varied government and third-party actions relating to, among other things, quarantines, facility closures, store closures or social distancing, resulting in further volatility and disparity in our results and operations across geographies and creating challenges for our ability to forecast demand. Our business has been, and may continue to be, negatively impacted by the COVID-19 pandemic in such countries. These impacts include, but are not limited to:
•Reductions in demand or volatility in demand for one or more of our products, which, if prolonged, can further increase the difficulty of operating our business, including accurately planning and forecasting, and may adversely impact our results;
•Inability to meet our customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, our customers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to us or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including government or third-party actions that limit or close our operating and manufacturing facilities or otherwise prevent consumers from having access to our products, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.
These impacts have had, and could continue to have, a negative impact on our business, financial condition, results of operations and cash flows, as well as the trading price of our securities, and the duration and extent to which our future results of operations and overall financial performance may be impacted cannot be determined. Despite our ability to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such disease outbreak, as well as the actions taken by governments or third-parties to contain its spread and mitigate its public health effects. For example, an increase of COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread lockdowns and restrictions in mid-March 2022, which negatively impacted our results in China in the fourth quarter of fiscal 2022 due to reduced customer traffic and supply chain constraints. Ongoing impacts of COVID-19 have continued in China during fiscal 2023, and economic recovery in the region has been slower than predicted and may continue to be below pre-pandemic levels, which could adversely affect our strategy to expand our presence in China.

Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by the war in Ukraine, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022. We may not be able to continue to pass through inflationary cost increases and, if inflationary pressures are sustained, we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The war in Ukraine and prolonged geopolitical conflict globally may continue to result in increased price inflation, escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, volatility in prices and market conditions, our ability to forecast demand, and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.
Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of global and regional economic conditions, COVID-19, the war in Ukraine and related geopolitical conditions, could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
Exchange rate fluctuations have affected and may in the future affect our results of operations, financial condition, reported earnings, the value of our foreign assets, the relative prices at which we and foreign competitors sell products in the same markets and the cost of certain inventory and non-inventory items required by our operations. The currencies to which we are exposed include the euro, the British pound, the Chinese yuan, the Polish zloty, the Brazilian real, the Australian dollar and the Canadian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar would decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements and an appreciation of these currencies would result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, transportation and freight, required by our operations may be affected by changes in the value of the various relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar would tend to negatively impact our financial condition and results of operations. Our efforts to hedge certain exposures to foreign currency exchange rates arising in the ordinary course of business may not successfully hedge the effect of such fluctuations.
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
Legal and Regulatory Risks
We are subject to legal proceedings and legal compliance risks, including talc-related litigation alleging bodily injury.
We are subject to a variety of legal proceedings and legal compliance risks in the countries in which we do business, including the matters described under the heading “Legal Proceedings” in Part I, Item 3 of this report. We are under the jurisdiction of regulators and other governmental authorities which may, in certain circumstances, lead to enforcement actions, changes in business practices, fines and penalties, the assertion of private litigation claims and damages. Some of these actions may also adversely impact our customer relationships, particularly to the extent customers were implicated by such proceedings. We are also subject to legal proceedings and legal compliance risks in connection with legacy matters involving the P&G Beauty Business, the Burberry fragrance business, Hypermarcas Brands, the Kylie Jenner business and the Kim Kardashian business that were previously outside our control and that we are now independently addressing, as well as retained liabilities relating to divested businesses, which may result in unanticipated or new liabilities. We also are involved in numerous lawsuits involving product liability issues, most involving allegations related to alleged asbestos in our talc-based cosmetic products, allegedly leading to mesothelioma. While we believe that we have valid defenses to these lawsuits, these risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome and impact of which (including legal fees) cannot be predicted with certainty, will arise from time to time. In particular, the potential impact of talc-related litigation is highly uncertain, as nationwide trial results in similar cases filed against Coty and other manufacturers or retailers of cosmetic talc products have ranged from outright dismissals to very large settlements and jury awards of both compensatory and punitive damages. Additionally, our continued production and sale of talc-based cosmetic products could in the future subject us to additional legal claims related to the sale of one or more of our talc-based cosmetics products, including potential governmental inquiries, investigations, claims and consumer protection cases from state attorneys general. Any negative resolution of litigation to which we are subject to could have an adverse effect on our business, prospects, financial condition, results of operations and cash flows.
As described under “Legal Proceedings” in this report, the consolidated class action lawsuit in connection with the Cottage Tender Offer and related Schedule 14D-9 has been resolved.
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
We are also subject to legal proceedings and legal compliance risks in connection with legacy matters related to acquired companies that were previously outside our control. Such matters may result in our incurring unanticipated costs that may negatively impact the financial contributions of such acquisitions at least in the periods in which such liability is incurred or require operational adjustments that affect our results of operations with respect to such investments. We may not have adequate or any insurance coverage for some of these legacy matters, including matters assumed in the acquisition of the P&G Beauty Business, the Hypermarcas Brands and the Burberry fragrance business, the joint venture with Kylie Jenner and the strategic partnership with Kim Kardashian. While we believe that we have adopted, and will adopt, appropriate risk management and compliance programs, the global nature of our operations and many laws and regulations to which we are subject mean that legal and compliance risks will continue to exist with respect to our business, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time, which could adversely affect our business, prospects, financial condition, results of operations and cash flows, as well as the trading price of our securities.
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
We prohibit harassment or discrimination in the workplace, in sexual or in any other form. This policy applies to all aspects of employment. Notwithstanding our conducting training and taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against us, and, regardless of the ultimate outcome, we could suffer reputational harm.
If the Distribution (as defined below) or the acquisition of the P&G Beauty Business does not qualify for its intended tax treatment, in certain circumstances we are required to indemnify P&G for resulting tax-related losses under the tax matters agreement entered into in connection with the acquisition of the P&G Beauty Business dated October 1, 2016 (the “Tax Matters Agreement”).
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. In addition, we have entered into forward repurchase transactions to begin hedging for a potential $200 million repurchase under our stock repurchase program currently planned for 2024 and an additional potential $196 million repurchase planned for 2025. These forward repurchase transactions expose us to additional risks related to the price of our common stock, including a potential true-up in cash upon specified changes in the price of our common stock.
JAB Cosmetics B.V. (“JABC”) and its affiliates beneficially own approximately 53% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
As a result of the completion of the Cottage Tender Offer in May 2019, JABC, through an affiliate, JAB Beauty B.V., owns approximately 53% of the outstanding shares of our Class A Common Stock. As a result, JABC has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABC. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
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
The dual-listing of our Class A Common Stock on the NYSE and on Euronext Paris’s Professional Segment may adversely affect the liquidity and value of our Class A Common Stock.
We have announced our intention to apply to list our Class A Common Stock on Euronext Paris’s Professional Segment. While the dual-listing of our Class A Common Stock is intended to promote additional liquidity for investors and provide greater access to our Class A Common Stock among investors in Europe who may be required to invest in Eurozone markets or certain currencies only, we cannot predict the effect of this dual-listing on the value of our Class A Common Stock on the NYSE and Euronext Paris’s Professional Segment. To the contrary, the dual-listing of our Class A Common Stock may dilute the liquidity of these securities in one or both markets and may adversely affect the development of an active trading market for Class A Common Stock on Euronext Paris’s Professional Segment. The price of our Class A Common Stock listed on Euronext Paris’s Professional Segment could also be adversely affected by trading in our Class A Common Stock on the NYSE. In addition, currency fluctuations between the Euro and U.S. dollar may have an adverse impact on the value of our Class A Common Stock traded on Euronext Paris’s Professional Segment.
Upon the completion of the dual-listing, it is expected that there will be, at least initially, limited liquidity on the Euronext Paris market insofar as the probability is very low that a counterparty for a transaction in euros will arise. As of the date of this Annual Report, we have not appointed any market maker on the Euronext Paris market but may do so in the future. On this basis, the liquidity of our Class A Common Stock traded on Euronext Paris may be uncertain and investors on the Euronext Paris market may need to assess their ability to adjust the size of their position given the then trading liquidity prior to investing in our securities.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S., Amsterdam, Netherlands, and Singapore.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2023. The leases expire at various times subject to certain renewal options at our option.

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
Stockholders of Record
As of June 30, 2023 there were 690 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2023 Peer Group (b)

$300
$250
$200
$150
$100
$50
$0
Jun 30, 2018
Sep 30, 2018
Dec 31, 2018
Mar 31, 2019
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
Sep 30, 2022
Dec 31, 2022
Mar 31, 2023
Jun 30, 2023
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2018.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Beiersdorf AG, Shiseido Company, Limited and Inter Parfums Inc. We added Beiersdorf AG to our peer group to replace Revlon, Inc. following its delisting from the New York Stock Exchange.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2018, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(e) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options (a)	5,084,137	$13.06
Restricted Stock Units (a)	33,932,994	N/A
Performance Restricted Stock Units (f)	11,640,282	N/A
Subtotal	50,657,413	—	35,856,976
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)(c)	1,000,000	$22.39
Phantom Units (d)	349,432	N/A
Subtotal	1,349,432	—	—
Total	52,006,845		35,507,544

N/A is not applicable
(a) For information about Options and Restricted Stock Units, see Note 24—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
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
(f) Performance Restricted Stock Units are subject to the achievement of performance objectives and continued employment through vesting date.

Issuer Purchases of Equity Securities
No shares of Class A Common Stock were repurchased during the fiscal years ended June 30, 2023 and 2022.

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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. We continue to make progress on our strategic priorities, including stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and Direct-to-Consumer (“DTC”) capabilities, expanding our presence in China and travel retail through Prestige products and select Consumer Beauty brands, and establishing Coty as an industry leader in sustainability. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to making a positive impact on the planet.
We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions, including risks and uncertainties associated with the economy in China and the broader global economy, global inflation, and resulting impacts from the conflict between Russia and Ukraine, have or may have global implications that may impact the future performance and growth of our business in unpredictable ways.
Our operations outside of the United States account for a significant portion of our revenues and expenses. As a result, a substantial portion of our total revenue and expenses are denominated in currencies other than the U.S. dollar. Exchange rates between certain of these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future.
Our revenues grew across both divisions in fiscal 2023 and benefited from price increases across our product portfolio despite stable year-over-year sales volumes and market share declines across certain major product categories. Fluctuations in foreign exchange rates may have a significant impact our operating results. During fiscal 2023, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the euro and British pound – reduced our reported revenue and expenses, such as those expenses principally related to cost of sales, fixed costs, and advertising and consumer promotional costs. Refer to Part I, Item 1A under the heading “Risk Factors” for a discussion of these factors and other risks.
We expect that our net revenue for fiscal year 2024 will grow in the mid-to-high single digits versus the prior year, excluding the impact of foreign exchange and the early termination of the Lacoste fragrance license.
Global Supply Chain Challenges
We experienced global supply chain challenges resulting from industry-wide component shortages and transportation delays. These challenges have negatively impacted order fill rates across our product categories, particularly prestige fragrances where there has been demand growth, especially in North America and certain European countries.
In the second half of fiscal 2023 we saw sequential quarterly improvements in our order fill rates on a company-wide basis and continue to take steps to improve order fill rates and mitigate the impact of these constraints, including working closely with our suppliers to ensure the availability of components such as glass and metal, and building our inventory levels to meet demand. We expect to sustain the progress made this fiscal year, into the first quarter of fiscal 2024, or make incremental improvements to our order fill rates on a divisional and company-wide basis.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We experienced the impact of inflation on material, logistical and other costs during fiscal 2023. We will continue to implement mitigation strategies and price increases to offset these trends; however, such measures may not fully offset the impact to our operating performance.
Russia-Ukraine War

We recognized total pre-tax gains of $17.0 in fiscal year 2023 related to our market exit of Russia primarily related to a bad debt accrual release due to better than expected collections. We also recognized $0.4 of income tax benefits. We anticipate that we will incur an immaterial amount of additional costs through completion of the wind down. Additionally, we anticipate derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. We have substantially completed our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2023	2022	2021

Net revenues	$5,554.1	$5,304.4	$4,629.9
Gross profit	3,547.3	3,369.2	2,768.2
Restructuring costs	(6.5)	(6.5)	63.6
Acquisition- and divestiture-related costs	—	14.7	138.8
Asset impairment charges	—	31.4	—
Operating income (loss)	543.7	240.9	(48.6)
Interest expense, net	257.9	224.0	235.1
Other Income, net	(419.0)	(409.9)	(43.9)
Income (loss) from continuing operations before income taxes	704.8	426.8	(239.8)
Provision (benefit) for income taxes on continuing operations	181.6	164.8	(172.0)
Net income (loss) from continuing operations	523.2	262.0	(67.8)
Net income (loss) from discontinued operations	—	5.7	(137.3)
Net income (loss)	523.2	267.7	(205.1)
Net income (loss) attributable to Coty Inc.	$508.2	$259.5	$(201.3)

Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations attributable to common stockholders	$495.0	$55.5	$(166.3)
Net income (loss) from continuing operations attributable to common stockholders	$495.0	$61.2	$(303.6)
Per Share Data:
Net income (loss) attributable to Coty Inc. per common share:
Basic income (loss) from continuing operations	$0.58	$0.07	$(0.22)
Basic income (loss) for Coty Inc.	$0.58	$0.08	$(0.40)
Diluted income (loss) from continuing operations	$0.57	$0.07	$(0.22)
Diluted income (loss) for Coty Inc.	$0.57	$0.08	$(0.40)
Weighted-average common shares
Basic	849.0	820.6	764.8
Diluted	886.5	834.1	764.8

(in millions)	Year Ended June 30,
	2023	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$625.7	$726.6	$318.7
Net cash (used in) provided by investing activities	(118.2)	269.7	2,441.9
Net cash (used in) financing activities	(469.3)	(1,034.0)	(2,795.1)

(in millions)	As of June 30,
	2023	2022	2021
Consolidated Balance Sheets Data:
Cash and cash equivalents	$246.9	$233.3	$253.5
Total assets	12,661.6	12,116.1	13,691.4
Total debt, net of discount	4,265.9	4,473.9	5,476.9
Total Coty Inc. stockholders’ equity	3,811.1	3,154.5	2,860.7

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
•Gain on sale and termination of brand assets: We have excluded the impact of gain on sale and termination of brand assets as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the sale and termination of brand assets.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the First Exchange and the Second Exchange (as disclosed and defined in Note 13—Equity Investments in our Annual Report on Form 10-K for fiscal 2023) from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature, the transactions were entered into to simplify our capital structure and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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
Basis of Presentation of Acquisitions, Divestitures, Terminations and Market Exit from Russia
During the period when we complete an acquisition, divestiture, early license termination, or market exit, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results, and (ii) the divested brands or businesses or early terminated brands or markets exited in the prior year period, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures, early license terminations, and market exits that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

Period of acquisition, divestiture, termination, or market exit	Acquisition, divestiture, termination, or market exit	Impact on basis of 2023/2022 presentation	Impact on basis of 2022/2021 presentation
Third quarter fiscal 2023	Market Exit from Russia	Third and fourth quarters fiscal 2022 net revenue excluded.	n/a
When used herein, the term “Acquisitions,” “Divestitures,” “Terminations,” and “Market Exit,” refer to the financial contributions of the related acquisitions or divestitures, early license terminations, and market exits shown above, during the period that is not comparable as a result of such acquisitions or divestitures, early license terminations, and market exits.
Financial results for the Wella Business for fiscal year 2021 are presented as discontinued operations.
Unless otherwise noted, the following section pertains to the results of continuing operations.

NET REVENUES
In fiscal 2023, net revenues increased 5%, or $249.7, to $5,554.1 from $5,304.4 in fiscal 2022. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 6% or $276.8 to $5,554.1 from $5,277.3, reflecting a positive price and mix impact of 11% partially offset by a negative foreign currency exchange translation impact of 5%.
Net revenues grew across both our segments. The growth in our Consumer Beauty segment was due to positive performance across the body care, skincare, and color cosmetics categories. Growth in our Prestige segment was primarily due to the positive performance in the prestige fragrance category due to the continued success of fragrance brands such as Burberry, Calvin Klein, Hugo Boss, Gucci, and Marc Jacobs. Although, the prestige make up category was negatively impacted by COVID-19 related to the lockdowns in China in the earlier portion of the fiscal period, this category began to show recovery in the last quarter of the fiscal period. The overall increase in net revenues reflects the successful implementation of global price increases across all product categories, our product premiumization strategy, and positive overall market trends.

Net revenues also grew across all of our major geographic regions led by growth in the U.S. and Brazil. Additionally, there was an increase in travel retail sales in all major regions due to increased leisure travel in the period.
The overall increase in net revenues was partially offset by the negative impact of foreign exchange headwinds on net revenues, primarily affecting the euro and British pound.
Our ongoing exit from Russia impacted the overall change in our reported net revenues. Considering total fiscal year-to-date net revenues from Russia in both the current and prior year periods, the net negative impact on our fiscal year-to-date reported net revenue was approximately 1% on a consolidated basis, 1% for our Prestige division, and 1% for our Consumer Beauty division.
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

	Year Ended June 30,			Change %
(in millions)	2023	2022	2021	2023/2022	2022/2021
NET REVENUES
Prestige	$3,420.5	$3,267.9	$2,720.8	5%	20%
Consumer Beauty	2,133.6	2,036.5	1,909.1	5%	7%
Total	$5,554.1	$5,304.4	$4,629.9	5%	15%
Prestige
In fiscal 2023, net revenues in the Prestige segment increased 5%, or $152.6 to $3,420.5 from $3,267.9 in fiscal 2022. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 6% or $169.0 to $3,420.5 from $3,251.5, reflecting a positive price and mix impact of 11% partially offset by a negative foreign currency exchange translation impact of 5%. The increase in net revenues primarily reflects:
(i)the continued success and growth of prestige fragrances, specifically Burberry Hero, Burberry Her, Calvin Klein, Hugo Boss Boss Bottled, Gucci Flora, and Marc Jacobs Daisy;
(ii)the positive pricing impact as a result of global price increases and in line with the overall premiumization strategy;
(iii)growth in travel retail net revenues in all major regions due to increased leisure travel compared to the prior year; and
(iv)growth in the U.S due to positive market trends and innovation in the prestige fragrance brands.
These increases were partially offset by:
(i)lower net revenues in the Prestige makeup category impacted by a decline in Gucci makeup travel retail sales in the Asia Pacific region as a result of slow recovery from the lockdowns in China; and
(ii)    lower net revenues for philosophy due to less innovation and repositioning of the brand.

In fiscal 2022, net revenues in the Prestige segment increased 20%, or $547.1, to $3,267.9 from $2,720.8 in fiscal 2021, reflecting an increase in unit volume of 18%, a positive price and mix impact of 4%, partially offset by a negative foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects:
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
Consumer Beauty
In fiscal 2023, net revenues in the Consumer Beauty segment increased 5%, or $97.1, to $2,133.6 from $2,036.5 in fiscal 2022. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 6% or $107.8 to $2,133.6 from $2,025.8, reflecting a positive price and mix impact of 10% partially offset by a negative foreign currency exchange translation impact of 4%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from color cosmetics brands, including CoverGirl due to positive pricing impact and higher sell out resulting in lower returns and markdowns in the U.S., and Rimmel Manhattan due to brand innovation and positive price and mix impact in major European markets, such as Germany, Austria and Switzerland, and Australia;
(ii)    an increase in net revenues from the skin and body care brands in Brazil due to strong category momentum, and positive product mix impact, as well as due to innovation in brands such as Monange and market share gains for Paixao; and
(iii) due to price increases across the Consumer Beauty product portfolio.
These increases were partially offset by lower net revenues from the mass fragrance category, primarily due to negative foreign currency exchange translation impacts.
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
COST OF SALES
In fiscal 2023, cost of sales increased 4%, or $71.6, to $2,006.8 from $1,935.2 in fiscal 2022. Cost of sales as a percentage of net revenues decreased to 36.1% in fiscal 2023 from 36.5% in fiscal 2022 resulting in a gross margin percentage increase of approximately 40 basis points, primarily reflecting:
(i)approximately 30 basis points primarily related to manufacturing and material costs due to productivity improvements;

(ii)    approximately 20 basis points related to designer license fees due to favorable royalty related activity; and

(iii)    approximately 10 basis points related to excess and obsolescence costs.

These increases were partially offset by approximately 20 basis points in increased freight costs.

The above includes the negative impact of inflation (principally for material costs) and the positive impact from pricing, estimated at approximately 200 basis points each.
In fiscal 2022, cost of sales increased 4%, or $73.5, to $1,935.2 from $1,861.7 in fiscal 2021. Cost of sales as a percentage of net revenues decreased to 36.5% in fiscal 2022 from 40.2% in fiscal 2021 resulting in a gross margin percentage increase of approximately 370 basis points primarily reflecting:
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2023, selling, general and administrative expenses decreased 2%, or $63.0, to $2,818.3 from $2,881.3 in fiscal 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 50.7% in fiscal 2023 from 54.3% in fiscal 2022, or approximately 360 basis points. This decrease was primarily due to:
(i)130 basis points in stock-based compensation cost primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO;
(ii)100 basis points due to a decrease in advertising and consumer promotional costs as a percentage of net revenues primarily related to a reduction of working media in the fiscal period;
(iii)100 basis points due to a decrease in administrative costs as a percentage of net revenues primarily due to lower depreciation expense related to fully depreciated IT equipment and lower consulting fees;
(iv)70 basis points due to a decrease in bad debt expense as a percentage of net revenues; and

(v)40 basis points due to a decrease in logistics costs as a percentage of net revenues.
These decreases were partially offset by the following increases:
(i)60 basis points due to unfavorable transactional impact from our exposure to foreign currency exchange fluctuations; and
(ii)30 basis points due to gains on sale of real estate recorded in the comparative period, which represented a greater percentage of net revenues compared to the net gains recorded in the current period, which primarily related to the early termination of the Lacoste license.
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
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
In fiscal 2023, operating income from continuing operations was $543.7 compared to a income of $240.9 in fiscal 2022. Operating income as a percentage of net revenues, improved to 9.8% in fiscal 2023 as compared to Operating income as a percentage of net revenues of 4.5% in fiscal 2022. The improved operating margin is largely driven by lower fixed costs as a percentage of net revenues, lower stock-based compensation as a percentage of net revenues, lower advertising and consumer promotional spending as a percentage of net revenues, and an asset impairment charge related to the impairment of indefinite-lived intangibles recorded in the prior period.
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

Operating Income (Loss) by Segment

	Year Ended June 30,			Change %
(in millions)	2023	2022	2021	2023/2022	2022/2021
Operating income (loss) from continuing operations
Prestige	$483.7	$367.2	$158.1	32%	>100%
Consumer Beauty	63.3	9.5	26.9	>100%	(65%)
Corporate	(3.3)	(135.8)	(233.6)	98%	42%
Total	$543.7	$240.9	$(48.6)	>100%	>100%
Prestige
In fiscal 2023, operating income for Prestige was $483.7 compared to income of $367.2 in fiscal 2022. Operating margin improved to 14.1% of net revenues in fiscal 2023 as compared to 11.2% in fiscal 2022, driven primarily by lower fixed costs as a percentage of net revenues, lower cost of goods sold as a percentage of net revenues and lower amortization expense as a percentage of net revenues.
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
Consumer Beauty
In fiscal 2023, operating income for Consumer Beauty was $63.3 compared to income of $9.5 in fiscal 2022. Operating margin improved to 3.0% of net revenues in fiscal 2023 as compared to 0.5% in fiscal 2022, driven by lower advertising and consumer promotional costs as a percentage of net revenues, an impairment charge related to the impairment of indefinite-lived intangibles recorded in the prior period, and lower fixed costs as a percentage of net revenues, partially offset by an increase in cost of sales as a percentage of net revenues.
In fiscal 2022, operating income for Consumer Beauty was $9.5 compared to income of $26.9 in fiscal 2021. Operating margin worsened to 0.5% of net revenues in fiscal 2022 as compared to 1.4% in fiscal 2021, driven by an increase in advertising and consumer promotional costs and asset impairment charges related to the impairment of indefinite-lived intangibles, partially offset by higher sales volume, a reduction in fixed costs, lower cost of goods sold as a percentage of net revenues, and a decrease in amortization expense.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $3.3, $135.8 and $233.6 in fiscal 2023, 2022 and 2021, respectively, as described under “Adjusted Operating Income” below. The operating loss of $3.3 in fiscal 2023 declined in comparison to the prior year primarily due to lower stock based compensation, a gain recognized due to the early termination of the Lacoste fragrance license in the current period, and a reduction in acquisition and divestiture related costs, partially offset by a gain on sale of real estate recognized in the comparative period.
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

Continuing Operations by Segment
We believe that adjusted operating income (loss) from continuing operations by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$483.7	$151.4	$635.1
Consumer Beauty	63.3	40.4	103.7
Corporate	(3.3)	3.3	—
Total	$543.7	$195.1	$738.8

	Year Ended June 30, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$367.2	$162.9	$530.1
Consumer Beauty	9.5	75.9	85.4
Corporate	(135.8)	135.8	—
Total	$240.9	$374.6	$615.5

	Year Ended June 30, 2021
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$158.1	$201.2	$359.3
Consumer Beauty	26.9	50.0	76.9
Corporate	(233.6)	233.6	—
Total	$(48.6)	$484.8	$436.2

(a)See a reconciliation of reported operating income (loss) to adjusted operating income and a description of the adjustments under “Adjusted Operating Income (Loss) from Continuing Operations for Coty Inc.” below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, regional indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Adjusted Operating Income (Loss) and Adjusted EBITDA from Continuing Operations for Coty Inc.
Adjusted operating income (loss) from continuing operations provides investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating income (loss) is presented below:

	Year Ended June 30,			Change %
(in millions)	2023	2022	2021	2023/2022	2022/2021
Reported operating income (loss) from continuing operations	$543.7	$240.9	$(48.6)	>100%	>100%
% of Net revenues	9.8%	4.5%	(1.0%)
Amortization expense	191.8	207.4	251.2	(8%)	(17%)
Restructuring and other business realignment costs	(6.3)	4.7	67.0	<(100%)	(93%)
Stock-based compensation	135.9	195.5	27.8	(30%)	>100%
Costs related to acquisition and divestiture activities	—	14.7	138.8	(100%)	(89%)
Asset impairment charges	—	31.4	—	(100%)	N/A
(Gains) Costs related to market exit	(17.0)	45.9	—	<(100%)	N/A
Gains on sale and termination of brand assets	(104.4)	(9.5)	—	<(100%)	N/A
Gains on sale of real estate	(4.9)	(115.5)	—	96%	N/A
Total adjustments to reported operating loss	195.1	374.6	484.8	(48%)	(23)%
Adjusted operating income from continuing operations	$738.8	$615.5	$436.2	20%	41%
% of Net revenues	13.3%	11.6%	9.4%
Adjusted depreciation	234.0	289.8	325.8	(19%)	(11)%
Adjusted EBITDA	$972.8	$905.3	$762.0	7%	19%
% of Revenues	17.5%	17.1%	16.5%	2.3%	3.6%
In fiscal 2023, adjusted operating income was $738.8 compared to income of $615.5 in fiscal 2022. Adjusted operating margin increased to 13.3% of net revenues in fiscal 2023 as compared to 11.6% in fiscal 2022. In fiscal 2023, adjusted EBITDA was $972.8 compared to $905.3 in fiscal 2022. Adjusted EBITDA margin increased to 17.5% of net revenues in 2023 as compared to 17.1% in fiscal 2022, primarily driven by lower fixed costs as a percentage of net revenues, and lower advertising and consumer promotional costs as a percentage of net revenues.
In fiscal 2022, adjusted operating income was $615.5 compared to an income of $436.2 in fiscal 2021. Adjusted operating margin increased to 11.6% of net revenues in fiscal 2022 as compared to 9.4% in fiscal 2021. In fiscal 2022, adjusted EBITDA was $905.3 compared to $762.0 in fiscal 2021. Adjusted EBITDA margin increased to 17.1% of net revenues in 2022 as compared to 16.5% in fiscal 2021, primarily driven by higher sales volume, lower cost of goods sold as a percentage of net revenues, and a reduction in fixed costs, partially offset by an increase in advertising and consumer promotional costs.
Amortization Expense
In fiscal 2023, amortization expense decreased to $191.8 from $207.4 in fiscal 2022. In fiscal 2023, amortization expense of $151.4 and $40.4, was reported in the Prestige and Consumer Beauty respectively. In fiscal 2022, amortization expense of $162.9 and $44.5, was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by certain license and collaboration agreements, which fully amortized in early fiscal 2023 and fiscal 2022.
In fiscal 2022, amortization expense decreased to $207.4 from $251.2 in fiscal 2021. In fiscal 2021, amortization expense of $201.2, $50.0, was reported in the Prestige and Consumer Beauty segments, respectively. The decrease was primarily driven by finite intangible assets that are fully amortized as of fiscal 2021.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the four-year Turnaround plan announced on July 1, 2019 to drive substantial improvement and optimization in our business, we have reached the end of the plan at the end of the fiscal period, however, we will continue looking for opportunities to improve our cost structure. Restructuring costs are initially based on estimates which may differ from actuals due to various factors including more than expected employee attrition and final negotiated severance packages. On May 11, 2020 we announced an expansion of the Turnaround Plan to further reduce fixed costs, the Transformation Plan. We incurred $517.7 of cash costs life-to-date as of June 30, 2023, which have been recorded in Corporate.
In fiscal 2023, we incurred a credit in restructuring and other business structure realignment costs of $(6.3), as follows:
•We incurred a credit in restructuring costs of $(6.5), related to the Transformation Plan, included in the Consolidated Statements of Operations and
•We incurred business structure realignment costs of $0.2 primarily related to our Transformation Plan. This amount includes $0.9 reported in cost of sales in the Consolidated Statement of Operations, and a credit of $(0.7) reported in selling, general and administrative expenses.
In fiscal 2022, we incurred restructuring and other business structure realignment costs of $4.7, as follows:
•We incurred a credit in restructuring costs of $(6.5) primarily related to the Transformation Plan, included in the Consolidated Statements of Operations. Included within the credit in restructuring costs is $(6.3) related to employee severances in connection with our exit of Russia; and
•We incurred business structure realignment costs of $11.2 primarily related to our Transformation Plan and certain other programs. This amount includes $11.6 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, and a credit of $(0.4) reported in selling, general and administrative expenses in the Consolidated Statement of Operations.
In fiscal 2021, we incurred restructuring and other business structure realignment costs of $67.0, as follows:
•We incurred restructuring costs of $63.6 primarily related to the Transformation Plan, included in the Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $3.4 primarily related to our Transformation Plan and certain other programs. This amount includes $8.3 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, and a credit of $(4.9) reported included in selling, general and administrative expenses, which is a result of changes in estimate, in the Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In fiscal 2023, stock-based compensation was $135.9 as compared with $195.5 in fiscal 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO.
In fiscal 2022, stock-based compensation was $195.5 as compared with $27.8 in fiscal 2021. The increase in stock-based compensation is primarily related to the CEO grant made on June 30, 2021.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition- and divestiture-related costs
In fiscal 2023, we incurred no costs related to acquisition- and divestiture-activities.
In fiscal 2022, we incurred $14.7 of acquisition- and divestiture-related costs which were associated with the Wella Transaction.
In fiscal 2021, we incurred $138.8 of acquisition- and divestiture-related costs, of which $135.8 were associated with the Wella Transaction, and $3.0 were consulting and legal costs associated with the Kim Kardashian Transaction.
In all reported periods, all acquisition- and divestiture-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2023, we did not incur any asset impairment charges.
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

(Gains) Costs Related to Market Exit
In fiscal 2023, we recognized gains of $(17.0) related to our decision to wind down our business operations in Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In fiscal 2022, we incurred costs of $45.9 related to our decision to wind down our business operations in Russia which are included in Selling, general and administrative expenses and Cost of sales in the Consolidated Statements of Operations.
In fiscal 2021, we did not recognize costs related to a market exit.
Gains on Sale and Termination of Brand Assets
In fiscal 2023, we recognized a gain of $104.4 related to the early termination of the Lacoste fragrance license.
In fiscal 2022, we recognized a gain of $9.5 related to sale of brand assets in South Africa, which was reported in Corporate.
In fiscal 2021, we did not recognize any gain or loss on the sale and termination of brand assets.
Gains on Sale of Real Estate
In fiscal 2023, we recognized gains of $4.9 related to sale of real estate, which was reported in Corporate.
In fiscal 2022, we recognized gains of $115.5 related to sale of real estate, which was reported in Corporate.
In fiscal 2021, we did not recognize any gain or loss on the sale of real estate.
Adjusted depreciation expense
In fiscal 2023, adjusted depreciation expense of $110.5 and $123.5 was reported in the Prestige and Consumer Beauty segments, respectively.
In fiscal 2022, adjusted depreciation expense of $138.7 and $151.1 was reported in the Prestige and Consumer Beauty segments, respectively.
In fiscal 2021, adjusted depreciation expense of $144.4 and $181.4, was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
Net interest expense was $257.9, $224.0, and $235.1 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. In fiscal year 2023, the increase in interest expense is primarily due to the impact of a higher average interest rate despite lower debt balances in the current period. In fiscal year 2022, the decrease in interest expense was primarily due to foreign currency exchange gains, offset by the impact of higher interest rates despite lower average debt balances.
OTHER EXPENSE (INCOME), NET
In fiscal 2023, net other income was $419.0, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $230.0 and unrealized gain on forward repurchase contracts of $196.9.
In fiscal 2022, net other income was $409.9, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $403.9.
In fiscal 2021, net other income was $43.9, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $73.5, partially offset by write-off of deferred financing costs and debt discounts of $24.2 as a result of prepayments of the 2018 Coty Term A and B Facilities.
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2023	2022	2021
Provision (benefit) for income taxes	$181.6	$164.8	$(172.0)
Effective income tax rate	25.8%	38.6%	71.7%
The effective income tax rate in fiscal 2023 is primarily due to the limitation on the deductibility of executive stock compensation, offset by fair value gains related to the investment in the Wella business at a lower tax rate.

The effective income tax rate in fiscal 2022 is primarily due to the limitation on the deductibility of executive stock compensation and tax costs associated with the Russia exit, offset by large fair value gains related to the investment in the Wella business at a lower rate.
The effective income tax rate in fiscal 2021 is primarily due to a preliminary benefit of $234.4 recorded as a result of a tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the Company’s relocation of the main principal location from Geneva to Amsterdam. The overall value of the assets and liabilities transferred was negotiated with both the Swiss and Dutch Tax Authorities and per terms of the agreements, will be reevaluated after three years. The Company also recorded an expense of $130.0 related to an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its equity investment in Wella.
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
Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income (Loss) Before Income Taxes and Effective Tax Rates from Continuing Operations:

	Year Ended June 30, 2023			Year Ended June 30, 2022			Year Ended June 30, 2021
(in millions)	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported income (loss) before income taxes	$704.8	$181.6	25.8%	$426.8	$164.8	38.6%	$(239.8)	$(172.0)	71.7%
Adjustments to reported operating income (loss) (a)	195.1			374.6			484.8
Change in fair value of investment in Wella Business (e)	(230.0)			(403.9)			(73.5)
Other adjustments (f)	0.2			(2.4)			7.2
Total Adjustments (b)(c)(d)	(34.7)	$(4.5)		(31.7)	(55.3)		418.5	204.3
Adjusted income before income taxes	$670.1	$177.1	26.4%	$395.1	$109.5	27.7%	$178.7	$32.3	18.1%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. In connection with our decision to wind down our operations in Russia, we recognized tax charges related to certain direct incremental impacts of our decision, which are reflected in this amount, in fiscal 2023 and fiscal 2022.
(c)The total tax impact on adjustments includes a tax benefit of $0.4 and tax expense of $24.1 for fiscal 2023 and fiscal 2022, respectively, recorded as the result of the Company’s exit from Russia.
(d)The total tax impact on adjustments in fiscal 2021 includes a $234.4 benefit recorded as the result of the tax rate differential on the deferred taxes recognized on the transfer of assets and liabilities, following the relocation of our main principal location from Geneva to Amsterdam on July 1, 2020. It also includes a $130.0 tax expense recorded as the result of an internal restructuring following the Wella divestiture, primarily intended to create a more efficient structure to hold its equity investment in Wella.
(e)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(f)See “Reconciliation of Reported Net Income (Loss) Attributable to Coty Inc. to Adjusted Net Income (Loss) Attributable to Coty Inc.”
The adjusted effective tax rate was 26.4% compared to 27.7% in the prior-year period. The differences were primarily due to permanent adjustments and jurisdictional mix of income. Cash paid during the years ended June 30, 2023, 2022 and 2021, for income taxes was $58.6, $97.2 and $15.9, respectively.

NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2023, net income attributable to Coty Inc. was $508.2 compared to income of $259.5 in fiscal 2022. The net income increase was primarily driven by higher operating income, incremental net gains associated with forward repurchase contracts, contingent consideration gains associated with the sale of Wella, partially offset by a less favorable adjustment related to the unrealized gain in the Wella investment in the current year, higher net interest expense in the current year and an increase in the provision for income taxes in the current year compared to the prior year.
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

	Year Ended June 30,			Change %
(in millions)	2023	2022	2021	2023/2022	2022/2021
Net income (loss) from Coty Inc. net of noncontrolling interests	$508.2	$259.5	$(201.3)	96%	>100%
Convertible Series B Preferred Stock dividends (a)	(13.2)	(198.3)	(102.3)	93%	(94%)
Reported net income (loss) attributable to Coty Inc.	495.0	61.2	(303.6)	>100%	>100%
Adjustments to reported operating income (b)	195.1	374.6	486.3	(48%)	(23%)
Adjustments to Loss on Sale of Business	—	(6.1)	246.4	100%	<(100%)
Change in fair value of investment in Wella Business (c)	(230.0)	(403.9)	(73.5)	43%	<(100%)
Adjustments to other expense (income) (d)	0.2	(2.4)	7.2	>100%	<(100%)
Adjustments to noncontrolling interest (e)	(6.9)	(7.0)	(11.3)	1%	38%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	4.5	55.7	(170.0)	(92%)	>100%
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges	—	160.0	—	(100%)	N/A
Adjusted net income attributable to Coty Inc.	$457.9	$232.1	$181.5	97%	28%
% of Net revenues	8.2%	4.4%	3.2%
Per Share Data
Adjusted weighted-average common shares
Basic	849.0	820.6	764.8
Diluted (a)(f)	862.8	834.1	764.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.54	$0.28	$0.24
Diluted (a)(f)	$0.53	$0.28	$0.24

(a)Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends and the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash, if dilutive, on net income applicable to common stockholders during the period.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) from Continuing Operations for Coty Inc.”
(c)In fiscal 2023, 2022, and 2021, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)In fiscal 2023, the amount includes the amortization of basis differences in certain equity method investments and pension curtailment gains. In fiscal 2022, the amount includes a net gain on the exchange of Series B Preferred Stock partially offset by the amortization of basis differences in certain equity method investments and pension curtailment losses. In fiscal 2021, the Company incurred losses of $13.8 due to the write-off of deferred financing fees related to the Wella sale, primarily offset by pension curtailment gains of $6.9 as a result of the Transformation Plan, which significantly reduced the expected years of future service for employees participating in our non-U.S. pension plans.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(f)As of June 30, 2023 and 2022, 23.7 and 65.4 million dilutive shares of Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive. As of June 30, 2021, 171.1 million dilutive shares of RSUs and Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.
DISCONTINUED OPERATIONS
Due to the sale of the Wella Business on November 30, 2020, no net revenues or operating expenses from discontinued operations were recorded after November 30, 2020. As such, our results from discontinued operations for the fiscal year ended June 30, 2021 reflect only five months of operations.
In fiscal 2021, net revenues from discontinued operations was $986.3 and operating income was $220.8 in fiscal 2021. Net loss was $137.3 in fiscal 2021.
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

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2023. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Condensed Consolidated Statements of Operations Data:	Fiscal 2023				Fiscal 2022
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2023	2023	2022	2022	2022	2022	2021	2021

Net revenues	$1,351.6	$1,288.9	$1,523.6	$1,390.0	$1,168.3	$1,186.2	$1,578.2	$1,371.7
Gross profit	849.5	810.8	998.3	888.7	722.1	763.1	1,017.1	866.9
Restructuring costs	(1.1)	(1.3)	(2.9)	(1.2)	(8.0)	(6.8)	(4.1)	12.4
Acquisition-and divestiture-related costs	—	—	—	—	0.5	3.3	6.9	4.0
Asset impairment charges	—	—	—	—	31.4	—	—	—
Operating income (loss)	129.0	43.5	199.3	171.9	(77.4)	57.1	244.0	17.2
Interest expense, net	72.2	58.8	61.0	65.9	40.4	62.9	60.9	59.8
Income (Loss) from continuing operations before income taxes	78.8	141.6	280.2	204.2	(280.8)	54.8	309.3	343.5
Provision (benefit) for income taxes	43.3	29.8	38.8	69.7	0.3	0.5	49.4	114.6
Net (loss) income from continuing operations	35.5	111.8	241.4	134.5	(281.1)	54.3	259.9	228.9
Net (loss) income from discontinued operations	—	—	—	—	1.2	0.7	3.8	—
Net (loss) income attributable to noncontrolling interests	(1.4)	1.0	(1.4)	—	(2.8)	(0.9)	(0.9)	(0.5)
Net income attributable to redeemable noncontrolling interests	4.0	2.4	4.5	5.9	4.4	2.3	3.2	3.4
Net (loss) income attributable to Coty Inc.	$32.9	$108.4	$238.3	$128.6	$(281.5)	$53.6	$261.4	$226.0
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(68.7)	(123.0)
Net (loss) income from continuing operations attributable to common stockholders	29.6	105.1	235.0	125.3	(286.0)	49.6	188.9	103.0
Net (loss) income attributable to common stockholders	$29.6	$105.1	$235.0	$125.3	$(284.8)	$50.3	$192.7	$103.0
Per Share Data:
Weighted-average common shares:
Basic	852.0	851.6	850.8	842.0	838.4	838.4	829.1	777.6
Diluted (a)	864.7	865.2	886.8	882.2	838.4	852.9	842.7	787.7
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic for Continuing Operations	$0.03	$0.12	$0.28	$0.15	$(0.34)	$0.06	$0.23	$0.13
Basic for Coty Inc	$0.03	$0.12	$0.28	$0.15	$(0.34)	$0.06	$0.23	$0.13
Diluted for Continuing Operations	$0.03	$0.12	$0.27	$0.15	$(0.34)	$0.06	$0.23	$0.13
Diluted for Coty Inc.	$0.03	$0.12	$0.27	$0.15	$(0.34)	$0.06	$0.23	$0.13

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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, dividends, share repurchases, any principal payments on debt, and from time to time, acquisitions, and business structure realignment expenditures. Working capital movements are influenced by the sourcing of materials related to the production of products. Cash and working capital management initiatives, including the phasing of vendor payments and factoring of trade receivables from time-to-time, may also impact the timing and amount of our operating cash flows.
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. In addition, our 25.9% investment in Wella gives us the opportunity for further permanent debt reductions, when our equity position is divested. On July 18, 2023 we announced that we entered into a binding letter of intent to sell a 3.6% stake in Wella to investment firm IGF Wealth Management for $150.0. The closing of the transaction is subject to, among other things, completion of due diligence and the satisfaction of certain closing conditions, including the approval of the transaction by KKR. If the transaction closes, we intend to use the net proceeds to pay down a portion of the outstanding principal balance of our Revolving Credit Facility. Assuming the transaction closes, we would retain 22.3% of the Wella Company.
Variable rate debt accounts for approximately 34% of our total debt outstanding as of June 30, 2023. We incurred higher average variable interest rates compared to the same period in the prior year. We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term B Facility, issuing fixed rate bonds (as discussed in the Debt section below), and entering into floating to fixed interest rate swaps. Giving effect to transactions in July 2023 (as noted in the Debt section below) on our June 30, 2023 debt balances, the proportion of our fixed rate debt outstanding would have been approximately 84%.
During the fiscal year, we terminated our licensing arrangement for Lacoste fragrances and received termination payments from the licensor totaling €87.8 million (approximately $93.9). We expect to receive an additional payment of €15.0 million (approximately $16.3) in fiscal 2024. We used proceeds received to repay debt, as discussed below.
We continue to wind down the operations of our Russian subsidiary. We anticipate that we will incur an immaterial amount of additional costs through completion of the wind down, and future net cash costs of $10.0 to $20.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies. We have substantially completed our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.

We continue to experience inflationary pressures in most markets resulting in higher commodity and supply chain costs, including material, freight, and energy costs, as well as higher costs for services and labor. Further, inflationary trends in certain markets and global supply chain challenges, including component shortages, may negatively affect our future sales and operating performance. Supply chain constraints may impact the availability of raw materials used to manufacture our products which may negatively impact our ability to meet customer demands, thereby impacting our cash flows and profitability. To mitigate the impact of these supply chain constraints on our ability to meet demand for our products, we have increased inventory levels throughout the year. We continue to monitor supply chain and other factors impacting our ability to meet demand and we will take the necessary actions to optimize our inventory levels in light of these factors.
Debt
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt. Actions that we have taken in fiscal 2023 and subsequently include the following.
Fiscal 2023
•Senior Notes – We completed cash tender offers and redeemed $77.0 of our 2026 Dollar Notes and €69.7 million (approximately $72.2) of our 2026 Euro Notes.
•2018 Term B Facility – We used proceeds associated with the termination of the Lacoste fragrances license to reduce the euro and U.S. dollar portions of the 2018 Term B Facility, in the amounts of €20.1 million (approximately $21.5) and $29.5, respectively.

In addition, on March 7, 2023, we amended the 2018 Coty Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Interest payments on our debt agreements were not materially impacted by the transition to SOFR.

First Quarter of Fiscal 2024

July Transactions

•2018 Revolving Credit Facility – On July 11, 2023, we extended the maturity of the 2018 Revolving Credit Facility until July 2028.

•Senior Notes – On July 26, 2023, we completed a senior secured notes offering and received net proceeds of $740.6. The new senior secured notes are due in 2030 and bear an annual interest rate of 6.625%.

•2018 Term B Facility – At the time we completed the senior secured noted offering, we used net proceeds to fully repay our U.S. dollar variable interest rate loans outstanding and repay a pro-rata portion of our euro variable interest rate loans outstanding under our existing 2018 Term B Facility.

August Transactions

•On August 3, 2023, we repaid €408.0 million of debt outstanding under our 2018 Term B Facility.

See Note 15—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms. See Note 28—Subsequent Events in the notes to our Consolidated Financial Statements for disclosures of transactions occurring after June 30, 2023.
A significant portion of our long-term debt maturities (excluding capital lease obligations) have been extended from fiscal 2024 and 2025 to fiscal 2029 and thereafter following the July 2023 transactions. Following the transactions over 99% of our aggregate debt maturities have been pushed out to fiscal 2026 and beyond.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $202.9 and $179.3 as of June 30, 2023 and 2022, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,579.2 and $1,041.2 in fiscal 2023 and 2022, respectively. Remaining balances due from factors amounted to $14.2 and $11.2 as of June 30, 2023 and 2022, respectively.

Business Combinations
During fiscal 2023 and 2022, we did not enter into any business combinations or asset acquisitions.
During fiscal 2021, we completed the acquisition of a 20% ownership interest in KKW Holdings and the related collaboration agreement. Total cash paid in the transaction totaled $200.0.
For additional information on our prior period activity from fiscal year 2022, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Dispositions
During fiscal 2023 and 2022, we did not enter into any business dispositions.
During fiscal 2021, we completed the sale of a majority stake in the Wella Business (as discussed below).

The Wella Business Divestiture
During fiscal 2021, we completed the sale of a majority stake in the Wella Business and received cash proceeds of $2,451.7 and retained an initial ownership stake of 40% in Wella. Additionally, during fiscal 2021, we entered into a post-closing purchase consideration adjustment agreement for the Wella Business sale and received advanced contingent proceeds of $34.0.
During fiscal 2022, our ownership stake in the Wella Company was reduced to 25.9%.
During fiscal 2023 and 2022, we earned $30.8 and $0.7, respectively of the contingent proceeds advanced to us from the sale of Wella. The remaining $2.5 is unearned as of June 30, 2023.

For additional information on our prior period business dispositions from fiscal year 2021, see Note 4—Business Combinations, Asset Acquisitions and Divestitures in the notes to our Consolidated Financial Statements.
Cash Flows

	Year Ended June 30,
(in millions)	2023	2022	2021
Consolidated Statements of Cash Flows Data (a):
Net cash provided by operating activities	$625.7	$726.6	$318.7
Net cash (used in) provided by investing activities	(118.2)	269.7	2,441.9
Net cash (used in) financing activities	(469.3)	(1,034.0)	(2,795.1)

(a) Balances presented herein represent the cash flows of Coty Inc.
Net cash provided by operating activities
Net cash provided by operating activities was $625.7, $726.6 and $318.7 for fiscal 2023, 2022 and 2021, respectively.
The decrease in cash provided by operating activities of $100.9 in fiscal 2023 as compared with fiscal 2022 is primarily driven by an overall net decrease in cash from working capital partially offset by an increase in cash related net income. The net decrease in cash from working capital was mainly the result of changes in accrued expenses and other current liabilities and increased inventory levels in fiscal 2023, partially offset by positive impacts from changes in trade receivables. The increase in cash related net income was due to an increase in net revenues and gross margin, and lower selling, general and administrative expenses in the current year compared to the prior year.
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
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities was $(118.2), $269.7 and $2,441.9 for fiscal 2023, 2022 and 2021, respectively.
The decrease in cash flows from investing activities of $387.9 in fiscal 2023 as compared with fiscal 2022 was mainly attributable to the prior year cash received from return of capital from one of our equity investments which did not reoccur during the year ended June 30, 2023. Additionally, the prior year included higher proceeds from the sales of long-lived assets and the positive impact from the receipt of contingent proceeds related to the Wella Business tax credits partially offset with higher capital expenditures in the current year.
The decrease in cash flows provided by investing activities of $2,172.2 in fiscal 2022 as compared with fiscal 2021 was principally driven by higher cash proceeds associated with the sale of the discontinued Wella Business in the prior year. Cash proceeds from the sale of the business and related returns on capital associated with Coty’s remaining stake in Wella whereby initial cash proceeds from the sale received were $2,374.1 in fiscal 2021 compared to the $34.0 proceeds from contingent consideration in the current fiscal year. Returns of capital from equity investments for Coty’s remaining stake in Wella were $448.0 in prior year compared to $230.6 in the current year. Higher proceeds from the sale of other long lived assets in fiscal 2022 and outflows from the prior year related to the KKW Holdings asset acquisition and 20% equity investment helped to partially offset the year over year decrease in cash from investing activities
Net cash (used in) financing activities
Net cash (used in) financing activities was $(469.3), $(1,034.0) and $(2,795.1) for fiscal 2023, 2022 and 2021, respectively.
The decrease in cash used in financing activities of $564.7 in fiscal 2023 as compared to fiscal 2022 was primarily driven mainly by higher cash outflows in the prior year for net paydowns of the Company's revolving credit facility and other long term debt balances as well, as higher payments of deferred financing fees, and higher dividend payments on Series B Preferred Stock. Additionally, lower cash payments in the current year for the settlement of foreign currency contracts contributed to the overall decrease in use of cash but were partially offset by cash payments related to the Company's forward repurchase contracts.
The decrease in cash used in financing activities of $1,761.1 in fiscal 2022 as compared to fiscal 2021 was primarily driven by lower net cash outflows for repayments associated with the Company's revolving credit facility and other long term debt outstanding under the Company's Credit Agreement. The year over year change in the level of debt repayments is primarily attributable to the impact of the use of prior year proceeds from the sale of the Wella discontinued business being used to prepay more than $2,000.0 of the outstanding debt on the Company's term loan facilities. Net overall cash outflows also occurred in the current year but to a lesser extent and were offset by proceeds from the issuance of the 2029 Senior Secured Notes and the Brazilian Credit Facilities. Increases in cash outflows for the settlement of realized losses on foreign currency contracts in the current year and the prior year inflows from the issuance of Convertible Series B Preferred Stock only partially offset the impact of the year over year changes in debt activities
Dividends
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

Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. After the expiration of applicable restrictions under the 2018 Coty Credit Agreement, as amended, we began to pay dividends on the Convertible Series B Preferred Stock in cash for the period ending June 30, 2021, and we expect to continue to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the twelve months ended June 30, 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2 of which $9.9 was paid and $3.3 was paid in July 2023.
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

Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2023.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2024	2025	2026	2027	2028
Long-term debt obligations	$4,274.5	$55.1	$1,389.3	$2,330.1	$—	$—	$500.0
Interest on long-term debt obligations (a)	1,508.7	242.2	240.2	237.6	261.2	267.6	259.9
Operating lease obligations	368.2	78.6	60.0	48.8	41.0	32.7	107.1
License agreements: (b)
Royalty payments	505.0	132.3	68.7	60.8	43.8	39.0	160.4
Other contractual obligations (c)	931.6	869.3	24.5	22.8	9.9	5.1	—
Other long-term obligations:
Pension obligations (mandated) (d)	15.6	3.0	3.1	3.1	3.2	3.2	—
Total	$7,603.6	$1,380.5	$1,785.8	$2,703.2	$359.1	$347.6	$1,027.4

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $22.0 over the term of our long-term debt.
(b) Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for our products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Actual royalty payments are expected to be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected above.
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
The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $218.6 as of June 30, 2023, as we are unable to predict when, or if, any payments would be made. See Note 17—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $93.5 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2023 related to the 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 22—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value of this noncontrolling interest.
The table also excludes $142.4 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2023. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 23—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. See Note 26—Legal and Other Contingencies for more details on these tax assessments. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$423.8 million (approximately $87.3) as of June 30, 2023. As of June 30, 2023, we are in the early stages of administrative action and expect the judicial process in Brazil to take a number of years to conclude.
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
Foreign Currency Exchange Risk Management

We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded foreign currency gains (losses) of $(32.3), $3.3 and $(7.8) in fiscal 2023, 2022 and 2021, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. Net (losses) gains of $(12.2), $10.0 and $(6.8) in fiscal 2023, 2022 and 2021, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. We use a combination of foreign currency forward contracts and cross currency contracts to offset these exposures. As of June 30, 2023, in the event of a 10% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts and cross currency contracts would result in a $91.6 decrease in the fair value of these forward contracts, which would be offset by an increase in the underlying foreign currency exposures.
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
We are exposed to changes in interest rates because of certain variable-rate debt discussed in Note 15—Debt. If interest rates had been 10% higher and all other variables were held constant, Income (loss) from continuing operations before income taxes in fiscal 2023 would decrease by $8.4.
As of June 30, 2023, we also had fixed-rate senior notes (the “Notes”) outstanding. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.
Equity Investment Risk
Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values, including an investment of approximately $1,060.0 that is valued using the fair value option and approximately $8.9 that is accounted for using the equity method as of June 30, 2023. These investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies. See Note 13—Equity Investments for additional information.
In addition to the above equity investments, we entered into certain forward repurchase contracts to start hedging for two potential $200.0 and $196.0 share buyback programs, in 2024 and 2025, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other income, net within the Consolidated Statements of Operations. Our primary exposure is the movements of our stock price during the contract period, which may be volatile and is likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of our Company or of other peer companies in the industry, market perceptions concerning the macroeconomic, social or political developments, industry conditions, changes in government regulation and the securities market trends. We estimate that an immediate, hypothetical 10% decline in our stock price would result in a $60.9 decrease in the fair value of these forward repurchase contracts and reduce our Income (loss) from continuing operations before income taxes. Any realized gains or losses resulting from such fair value changes would occur if we elect to terminate the forward repurchase contracts prior to or on maturity. Refer to Note 23—Equity and Convertible Preferred Stock.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $225.5 as of June 30, 2023. Management believes risk of material loss under these hedging contracts is remote.
Inflation Risk
We experienced the impact of inflation on our business during the fiscal year. We believe that inflation may continue to have an effect on our business, financial condition or results of operations in fiscal year 2024. Inflation may negatively impact our business by raising cost and reducing profitability and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $7.2 and $14.3 and bank guarantees of $16.3 and $17.2 as of June 30, 2023 and 2022, respectively.
Critical Accounting Policies
We prepare our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. These estimates and assumptions can be subjective and complex and, consequently, actual results may differ from those estimates that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our most critical accounting policies relate to revenue recognition, the fair value of equity investments, the assessment of goodwill, other intangible and long-lived assets for impairment, inventory and income taxes.
Our management has discussed the selection of significant accounting policies and the effect of estimates with the Audit and Finance Committee of our Board of Directors.
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 2%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2023, 2022 and 2021, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 10%, 10%, and 10% in fiscal 2023, 2022 and 2021, respectively.
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
There were no impairments of goodwill at our reporting units in fiscal 2023, 2022 or fiscal 2021.
Based on the annual impairment test performed on May 1, 2023, we determined that the fair value of each of the reporting units exceeded their respective carrying values at that date by approximately 132.1% and 71.6% relating to the Prestige and Consumer Beauty reporting units, respectively. To determine the fair value of our reporting units, we have used annual revenue growth rates ranging from 3.0%-11.3% and 2.0%-9.2% for the Prestige and Consumer Beauty reporting units, respectively, and a discount rate of 9.75%.

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
The carrying value of our indefinite-lived other intangible assets was $950.8 as of June 30, 2023, and is comprised of trademarks for the following brands: CoverGirl of $327.4, Max Factor of $148.4, Sally Hansen of $159.4, philosophy of $124.0, Bourjois of $36.7 and other trademarks totaling $154.9.
As a result of the May 1, 2022 annual impairment test, total impairments on indefinite-lived other intangible assets of $31.4 were recorded. On May 1, 2023, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
As of May 1, 2023, we determined that the fair value of our Max Factor and Bourjois trademarks exceeded their carrying values by approximately 6.8% and 10.5%, respectively, using annual revenue growth rates ranging from 2.0%-10.5% and 2.0%-8.2%, respectively, and a discount rate of 10.3%. The fair value of the Max Factor and Bourjois trademarks would fall below their carrying values if the average annual revenue growth rate decreased by approximately 55 basis points and 80 basis points, respectively, or the discount rate increased by 60 basis points and 90 basis points, respectively.
The fair values of the remaining indefinite-lived trademarks exceeded their carrying values by amounts ranging from 26% to 868%.
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
During fiscal years 2023, 2022 and 2021, we recorded asset impairment charges of $4.3, $2.4 and $5.2, respectively, to Property and equipment, net and $1.1, $1.0 and $0.6, respectively to Operating lease right-of-use assets, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 9B. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2023 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2023 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2023 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2023 Proxy Statement.
For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 hereof, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2023 Proxy Statement.
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

4.6	Form of 2026 Dollar Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7	Form of 2026 Euro Notes (included in Exhibit 4.5) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.8
Amended and Restated Stockholders Agreement, dated as of June 16, 2023, by and among Coty Inc., JAB Holdings B.V. and JAB Beauty B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

4.9	Description of Securities.
4.10
Indenture, dated as of April 21, 2021, among Coty Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.11	Form of 5.000% Senior Secured Notes due 2026 (included in Exhibit 4.10) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).
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

4.15	Form of 3.875% Senior Secured Notes due 2026 (included in Exhibit 4.14) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file on June 16, 2021).
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

4.17
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

4.19	Form of 4.750% Senior Secured Notes due 2029. (included in Exhibit 4.18) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 30, 2021).

4.20
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

4.22
Indenture, dated as of July 26, 2023, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

4.23	Form of 6.625% Senior Secured Notes due 2030 (included in Exhibit 4.22)(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2023).
4.24
Joinder Agreement No. 3, dated as of July 26, 2023 among JPMorgan Chase Bank, N.A., as credit facility agent, Deutsche Bank Trust Company Americas as initial other authorized representative, and the Company to the First Lien/First Lien Intercreditor Agreement, dated as of April 21, 2021, as modified by the Joinder Agreement No. 1, dated as of June 16, 2021, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas, as initial other authorized representative and Joinder Agreement No. 2, dated as of November 30, 2021, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas as initial other authorized representative (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

4.25
Pledge and Security Agreement, dated as of July 26, 2023, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

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

10.12
Refinancing Amendment, dated as of November 30, 2021, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on November 30, 2021)

10.13
Amendment No. 5 to Amended and Restated Credit Agreement, dated March 7, 2023, by and among Coty Inc., Coty B.V., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2023).

10.14
Amendment No. 6 (Refinancing Amendment), dated as of July 11, 2023, by and among Coty Inc., Coty B.V., the other loan parties party thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2023)

10.15
Shareholders’ Agreement, dated as of November 30, 2020, by and between Coty Inc., Coty International B.V., Rainbow Capital Group Limited, Rainbow JVCo Limited and Rainbow UK Bidco Limited (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on December 1, 2020).

10.16
IP Cross-License Agreement, dated as of November 30, 2020, by and between Coty International B.V. and Wella International Operations Switzerland S.á.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on December 1, 2020).

10.17
Redemption Agreement dated as of September 30, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on on Form 8-K filed on October 1, 2021).

10.18
Redemption Agreement dated as of November 6, 2021, by and among Coty Inc., KKR Rainbow Aggregator L.P., Rainbow Capital Group Limited and Coty JV Holdings S.a.r.l (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on on Form 8-K filed on November 8, 2021).

10.19
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.20
Employment Agreement, dated June 3, 2020, between Coty Management B.V. and Gordon Von Bretten (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.22	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.23
Employment Agreement, dated May 7, 2020, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.24
Offer Letter, dated October 21, 2019, between Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†

10.25	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.26
Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2022).†

10.27
Offer Letter dated as of June 14, 2022 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 25, 2022).†

10.28	Offer Letter dated as of June 8, 2023, between Coty Management B.V. and Laurent Mercier.†
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

10.31	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.33
Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.34	Restricted Stock Unit Award between Coty Inc. and Sue Nabi. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †
10.35	Amended Employment Agreement, dated May 4, 2023, between Coty Inc. and Sue Nabi..†
10.36	Form of Performance Restricted Stock Unit Award Terms and Conditions for Sue Nabi.†
10.37	Form of Restricted Stock Unit Award Terms and Conditions for Sue Nabi.†
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

10.46	Amended Form of Elite Subscription and Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.47	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†

10.48
Form of Restricted Stock Award Agreement under the Amended and Restated Coty Inc. Equity and Long Term-Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on August 27, 2020) †

10.49
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 22, 2023.

COTY INC.
By:	/s/ Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kristin Blazewicz, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Sue Nabi	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2023
(Sue Nabi)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 22, 2023
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 22, 2023
(Ayesha Zafar)
/s/Maria Asuncion Aramburuzabala	Director	August 22, 2023
(Maria Asuncion Aramburuzabala)
/s/Beatrice Ballini	Director	August 22, 2023
(Beatrice Ballini)
/s/Joachim Creus	Director	August 22, 2023
(Joachim Creus)
/s/Olivier Goudet	Director	August 22, 2023
(Olivier Goudet)
/s/Peter Harf	Chairman of the Board of Directors	August 22, 2023
(Peter Harf)
/s/Johannes Huth	Director	August 22, 2023
(Johannes Huth)
/s/Anna Makanju	Director	August 22, 2023
(Anna Makanju)
/s/Isabelle Parize	Director	August 22, 2023
(Isabelle Parize)
/s/Lubomira Rochet	Director	August 22, 2023
(Lubomira Rochet)
/s/Robert Singer	Director	August 22, 2023
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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2023 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2023.
The Company's internal control over financial reporting as of June 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Sue Nabi	/s/Laurent Mercier
Sue Nabi	Laurent Mercier
Chief Executive Officer	Chief Financial Officer

August 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements, and financial statement schedule as of and for the year ended June 30, 2023, of the Company and our report dated August 22, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
August 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its’ carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, or more frequently if certain events occur, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty, and discount rates, especially those related to the Max Factor trademark. Changes in these assumptions could have a significant impact on the fair value of the Max Factor trademark, the amount of any impairment charge, or both. As of June 30, 2023, the carrying value of the indefinite-lived intangible assets was $950.8 million, of which $148.4 million related to the Max Factor trademark. The fair value of the Max Factor trademark exceeded its’ carrying value by 6.8%.
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
•We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2023 forecasts with actual results for those months.
•We evaluated the reasonableness of management’s estimated cash flows for the Max Factor trademark, by comparing management’s forecasts with:
◦Historical cash flows and trends;
◦Internal communications to management and the Board of Directors; and
◦Forecasted information included in industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management’s forecasts for the Max Factor trademark, including consideration of the effects related to the current macro-economic environment.
•We evaluated the impact of changes in management’s forecasts from the May 1, 2023 annual measurement date to June 30, 2023.
•With the assistance of our fair value specialists, we evaluated the valuation approach and royalty and discount rate for the Max Factor trademark, including testing the underlying source information and the mathematical accuracy of the calculations, and developing independent estimates and comparing those to the respective royalty and discount rate selected by management.

/s/ Deloitte & Touche LLP
New York, New York
August 22, 2023

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2023	2022	2021
Net revenues	$5,554.1	$5,304.4	$4,629.9
Cost of sales	2,006.8	1,935.2	1,861.7
Gross profit	3,547.3	3,369.2	2,768.2
Selling, general and administrative expenses	2,818.3	2,881.3	2,363.2
Amortization expense	191.8	207.4	251.2
Restructuring costs	(6.5)	(6.5)	63.6
Acquisition- and divestiture- related costs	—	14.7	138.8
Asset impairment charges	—	31.4	—
Operating income (loss)	543.7	240.9	(48.6)
Interest expense, net	257.9	224.0	235.1
Other income, net	(419.0)	(409.9)	(43.9)
Income (loss) from continuing operations before income taxes	704.8	426.8	(239.8)
Provision (benefit) for income taxes on continuing operations	181.6	164.8	(172.0)
Net income (loss) from continuing operations	523.2	262.0	(67.8)
Net income (loss) from discontinued operations	—	5.7	(137.3)
Net income (loss)	523.2	267.7	(205.1)
Net loss attributable to noncontrolling interests	(1.8)	(5.1)	(16.1)
Net income attributable to redeemable noncontrolling interests	16.8	13.3	12.3
Net income (loss) attributable to Coty Inc.	$508.2	$259.5	$(201.3)
Amounts attributable to Coty Inc.
Net income (loss) from continuing operations	$508.2	$253.8	$(64.0)
Convertible Series B Preferred Stock dividends	(13.2)	(198.3)	(102.3)
Net income (loss) from continuing operations attributable to common stockholders	495.0	55.5	(166.3)
Net income (loss) from discontinued operations, net of tax	—	5.7	(137.3)
Net income (loss) from continuing operations attributable to common stockholders	$495.0	$61.2	$(303.6)

Earnings (losses) per common share
Earnings (losses) from continuing operations per common share - basic	$0.58	$0.07	$(0.22)
Earnings (losses) from continuing operations per common share - diluted	$0.57	$0.07	$(0.22)

Earnings (losses) from discontinued operations - basic	$0.00	$0.01	$(0.18)
Earnings (losses) from discontinued operations - diluted	$0.00	$0.01	$(0.18)

Earnings (losses) per common share - basic	$0.58	$0.08	$(0.40)
Earnings (losses) per common share - diluted	$0.57	$0.08	$(0.40)

Weighted-average common shares outstanding:
Basic	849.0	820.6	764.8
Diluted	886.5	834.1	764.8
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2023	2022	2021
Net income (loss)	$523.2	$267.7	$(205.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	49.4	(476.1)	130.3
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $1.4, $(6.0) and $(8.4), respectively	(3.6)	19.8	27.5
Pension and other post-employment benefits, net of taxes of $(4.9), $(24.7) and $9.0, respectively	10.1	59.4	(23.6)
Total other comprehensive income (loss), net of tax	55.9	(396.9)	134.2
Comprehensive income (loss)	579.1	(129.2)	(70.9)
Comprehensive (loss) attributable to noncontrolling interests:
Net loss	(1.8)	(5.1)	(16.1)
Foreign currency translation adjustment	0.3	(0.5)	(0.1)
Total comprehensive loss attributable to noncontrolling interests	(1.5)	(5.6)	(16.2)
Comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income	16.8	13.3	12.3
Foreign currency translation adjustment	0.1	(0.4)	—
Total comprehensive income attributable to redeemable noncontrolling interests	16.9	12.9	12.3
Comprehensive income (loss) attributable to Coty Inc.	$563.7	$(136.5)	$(67.0)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$246.9	$233.3
Restricted cash	36.9	30.5
Trade receivables—less allowances of $23.2 and $53.4, respectively	360.9	364.6
Inventories	853.4	661.5
Prepaid expenses and other current assets	553.6	392.0
Total current assets	2,051.7	1,681.9
Property and equipment, net	712.9	715.5
Goodwill	3,987.9	3,914.7
Other intangible assets, net	3,798.0	3,902.8
Equity investments	1,068.9	842.6
Operating lease right-of-use assets	286.7	320.9
Deferred income taxes	589.9	651.8
Other noncurrent assets	165.6	85.9
TOTAL ASSETS	$12,661.6	$12,116.1
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,444.7	$1,268.3
Accrued expenses and other current liabilities	1,042.0	1,097.1
Short-term debt and current portion of long-term debt	57.9	23.0
Current operating lease liabilities	65.6	67.8
Income and other taxes payable	126.6	109.4
Total current liabilities	2,736.8	2,565.6
Long-term operating lease liabilities	247.5	282.2
Long-term debt, net	4,178.2	4,409.1
Pension and other post-employment benefits	280.7	292.2
Deferred income taxes	659.7	669.0
Other noncurrent liabilities	325.4	340.0
TOTAL LIABILITIES	8,428.3	8,558.1
COMMITMENTS AND CONTINGENCIES (Note 26)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and 0.1 and 0.1 outstanding, at June 30, 2023 and 2022, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	93.5	69.8
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.0 and 1.5 issued and outstanding, at June 30, 2023 and 2022, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 919.3 and 905.5 issued and 852.8 and 839.2 outstanding at June 30, 2023 and 2022, respectively	9.1	9.0
Additional paid-in capital	10,898.6	10,805.8
Accumulated deficit	(4,987.9)	(5,496.1)
Accumulated other comprehensive loss	(662.4)	(717.9)
Treasury stock—at cost, shares: 66.5 and 66.3 at June 30, 2023 and 2022, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,811.1	3,154.5
Noncontrolling interests	186.3	191.3
Total equity	3,997.4	3,345.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,661.6	$12,116.1
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as previously reported—July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,548.6)	$(456.2)	65.5	$(1,446.3)	$3,004.6	$224.2	$3,228.8	$79.1	$715.8
Adjustment due to the adoption of ASU No. 2016-13						(5.7)				(5.7)		(5.7)
Balance as adjusted —July 1, 2020	1.5	$—	830.6	$8.3	$10,447.4	$(5,554.3)	$(456.2)	65.5	$(1,446.3)	$2,998.9	$224.2	$3,223.1	$79.1	$715.8
Issuance of Preferred Stock										—		—		242.4
Reacquired Class A Common Stock for employee taxes								0.1		—		—
Cancellation of Restricted Stock								0.7	—	—		—
Exercise of employee stock options and restricted stock units			1.7	—	—					—		—
Share based compensation expense					27.4					27.4		27.4
Changes in dividends accrued					1.2					1.2		1.2
Shares withheld for employee taxes					(5.0)					(5.0)		(5.0)
Deemed Dividends- Convertible Series B Preferred Stock					(10.5)					(10.5)		(10.5)		10.5
Dividends Accrued- Convertible Series B Preferred Stock					(67.6)					(67.6)		(67.6)		67.6
Dividends Paid-Convertible Series B Preferred Stock					(24.2)					(24.2)		(24.2)
Net income (loss)						(201.3)				(201.3)	(16.1)	(217.4)	12.3
Other comprehensive income							134.3			134.3	(0.1)	134.2
Distribution to noncontrolling interests, net										—	(6.5)	(6.5)	(2.1)
Adjustment of redeemable noncontrolling interests to redemption value					5.2					5.2		5.2	(5.2)
Equity Investment contribution for share-based compensation					2.3					2.3		2.3
BALANCE—June 30, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE as adjusted—July 1, 2021	1.5	$—	832.3	$8.3	$10,376.2	$(5,755.6)	$(321.9)	66.3	$(1,446.3)	$2,860.7	$201.5	$3,062.2	$84.1	$1,036.3
Exercise of employee stock options and restricted stock units and issuance of restricted stock			3.3							—		—
Shares withheld for employee taxes					(12.7)					(12.7)		(12.7)
Share-based compensation expense					195.4					195.4		195.4
Equity investment contribution for share-based compensation					0.7					0.7		0.7
Changes in dividends accrued					0.8					0.8		0.8
Conversion of Convertible Series B Preferred Stock			69.9	0.7	428.8					429.5		429.5		(429.5)
Exchange Transaction												—		(606.9)
Dividends Accrued- Convertible Series B Preferred Stock					(35.2)					(35.2)		(35.2)		35.2
Deemed Dividends and Contributions- Convertible Series B Preferred Stock					(163.1)					(163.1)		(163.1)		163.1
Dividends Paid- Convertible Series B Preferred Stock										—		—		(55.8)
Net income (loss)						259.5				259.5	(5.1)	254.4	13.3
Other comprehensive loss							(396.0)			(396.0)	(0.5)	(396.5)	(0.4)
Distribution to noncontrolling interests, net										—	(4.6)	(4.6)	(12.3)
Adjustment of redeemable noncontrolling interests to redemption value					14.9					14.9		14.9	(14.9)
BALANCE—June 30, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2022	1.5	—	905.5	9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Cancellation of Preferred Stock	(0.5)	—								—		—
Reacquired Class A Common Stock for employee taxes								0.2	—	—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			13.8	0.1	0.8					0.9		0.9
Shares withheld for employee taxes					(13.6)					(13.6)		(13.6)
Share-based compensation expense					134.7					134.7		134.7
Equity investment contribution for share-based compensation					4.6					4.6		4.6
Changes in dividends accrued					0.1					0.1		0.1
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid- Convertible Series B Preferred Stock										—		—		(13.2)
Net income (loss)						508.2				508.2	(1.8)	506.4	16.8
Other comprehensive loss							55.5			55.5	0.3	55.8	0.1
Distribution to noncontrolling interests, net										—	(3.5)	(3.5)	(13.8)
Adjustment of redeemable noncontrolling interests to redemption value					(20.6)					(20.6)		(20.6)	20.6
BALANCE—June 30, 2023	1.0	$—	919.3	$9.1	$10,898.6	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$523.2	$267.7	$(205.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	426.7	516.4	585.3
Non-cash lease expense	63.6	78.5	81.2
Asset impairment charges	—	31.4	—
Deferred income taxes	56.3	12.1	(218.1)
(Release) provision for bad debts	(18.9)	20.5	(13.2)
Provision for pension and other post-employment benefits	8.5	12.7	17.8
Share-based compensation	135.9	195.5	29.9
(Gain) loss on sale of business in discontinued operations and other business divestiture	—	(6.1)	246.4
(Gains) losses on disposals of long-lived assets and license terminations, net	(99.7)	(115.8)	15.4
Realized and unrealized gains from equity investments, net	(226.3)	(400.3)	(70.3)
Foreign exchange effects	29.9	(16.8)	26.7
Unrealized gains on forward repurchase contracts, net	(196.9)	(16.1)	—
Other	8.9	21.3	54.6
Change in operating assets and liabilities:
Trade receivables	36.8	(77.2)	10.5
Inventories	(180.3)	(48.3)	81.2
Prepaid expenses and other current assets	(15.2)	(12.7)	(136.5)
Accounts payable	138.4	140.5	(49.7)
Accrued expenses and other current liabilities	(21.9)	129.6	(45.8)
Operating lease liabilities	(61.0)	(70.7)	(125.3)
Income and other taxes payable	59.9	91.7	19.9
Other noncurrent assets	(7.5)	(6.7)	40.2
Other noncurrent liabilities	(34.7)	(20.6)	(26.4)
Net cash provided by operating activities	625.7	726.6	318.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(222.8)	(174.1)	(173.9)
Proceeds from sale of long-lived assets and license termination	104.6	179.2	4.3
Proceeds related to the sale of discontinued business, net of cash acquired and related contingent consideration	—	34.0	2,374.1
Return of capital from equity investments	—	230.6	448.0
Payments for equity investment and asset acquisition	—	—	(200.0)
Proceeds from sale of business, net of cash disposed	—	—	27.0
Termination of currency swaps designated as net investment hedges	—	—	(37.6)
Net cash (used in) provided by investing activities	(118.2)	269.7	2,441.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of short-term debt, original maturity less than three months	—	0.6	—
Proceeds from revolving loan facilities	1,558.0	943.0	2,759.8
Repayments of revolving loan facilities	(1,600.1)	(1,338.8)	(3,593.3)
Proceeds from issuance of other long term debt	—	542.4	1,748.8
Repayments of term loans and other long term debt	(226.1)	(868.3)	(3,894.5)
Dividend payments on Class A Common Stock and Convertible Series B Preferred Stock	(13.7)	(57.2)	(25.7)
Proceeds from issuance of Class A Common Stock and Convertible Series B Preferred Stock	0.9	—	227.2

Net (payments) proceeds for foreign currency contracts	(128.1)	(178.5)	18.5
Distributions to mandatorily redeemable financial interests, redeemable noncontrolling interests and noncontrolling interests	(17.3)	(16.9)	(8.6)
Payments related to forward repurchase contracts	(26.4)	—	—
Purchase of remaining mandatorily redeemable financial interest	—	(7.1)	—
Payment of deferred financing fees	—	(39.6)	(21.9)
All other	(16.5)	(13.6)	(5.4)
Net cash (used in) financing activities	(469.3)	(1,034.0)	(2,795.1)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18.2)	(8.9)	(7.1)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20.0	(46.6)	(41.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	263.8	310.4	352.0
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$283.8	$263.8	$310.4
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$229.1	$215.4	$230.6
Cash paid during the year for income taxes, net of refunds received	58.6	97.2	15.9
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$107.8	$100.1	$69.7
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	—	603.3	—
Conversion of Series B Preferred Stock into Class A Common Stock	—	429.5	—
Non-cash Series B Preferred Stock dividends and deemed (contributions) dividends	—	(1.1)	78.1
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2023” refer to the fiscal year ended June 30, 2023. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment, and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods.
Cash Equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2023 and 2022, the Company had restricted cash of $36.9 and $30.5, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2023 and 2022 primarily provide collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2023 and 2022. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.

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
As an accounting policy election for all asset classes, the Company elected the practical expedient related to lease and non-lease components, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component.
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
Noncontrolling Interests and Redeemable Noncontrolling Interests
Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
owned subsidiaries. Noncontrolling interests that are not redeemable are reported in the equity section of the Consolidated Balance Sheets.
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 2%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2023, 2022 and 2021, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 10%, 10%, and 10% in fiscal 2023, 2022 and 2021, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Advertising and promotional costs are expensed as incurred and totaled $1,479.6, $1,465.1 and $1,029.4 in fiscal 2023, 2022 and 2021, respectively. Included in advertising and promotional costs are $103.0, $119.4, and $130.3 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2023, 2022 and 2021, respectively. Research and development costs are expensed as incurred and totaled $105.2, $97.3 and $96.5 in fiscal 2023, 2022 and 2021, respectively.
Share-Based Compensation
Common Stock
Common shares are available to be awarded for the exercise of phantom units, vested stock options, the settlement of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), and the conversion of Series A and Series A-1 Preferred Stock.
Share-based compensation expense is measured and fixed at the grant date, based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period and, for PRSUs, when it is probable that the performance condition will be achieved.
The fair value of stock options is determined using the Black-Scholes valuation model using the assumptions discussed in Note 24—Share-Based Compensation Plans. The fair value of RSUs and PRSUs are determined on the date of grant based on the Company’s stock price.
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
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net (losses)/gains of $(32.3), $3.3 and $(7.8) in fiscal 2023, 2022 and 2021, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net (losses)/gains of $(12.2), $10.0 and $(6.8) in fiscal 2023, 2022 and 2021, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Lacoste Fragrances License Termination
During fiscal 2023, the Company terminated its licensing arrangement for Lacoste fragrances and received termination payments from the licensor totaling €87.8 million (approximately $93.9). The Company is expected to receive an additional payment of €15.0 million (approximately $16.3) in fiscal 2024. The Company recognized a net gain within Selling, general and

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
administrative expenses of $104.4 reflecting the termination proceeds, net of estimated expenses for contractual termination obligations and non-recoverable assets associated with the license termination. Amounts due to the Company from the licensor are reflected in Prepaid expenses and other current assets as of June 30, 2023. The Company will continue to sell remaining Lacoste fragrances inventory through December of calendar year 2023, as per a contractual inventory sell-off arrangement.
Russia Market Exit
On April 27, 2022, the Company announced the Board of Directors’ decision to wind down its Russian operations. During fiscal 2022, the Company recognized total pre-tax charges in the Condensed Consolidated Statements of Operations of $83.6 associated with its exit of Russia. These charges are primarily related to the net realizable value of assets associated with the Russian business. These charges consisted of $45.5 in Selling, general and administrative expenses, primarily related to the write-down of working capital, long-term assets, as well as contract termination charges, contingent liabilities and legal costs, $31.4 in Asset impairment charges related to the impairment of indefinite-lived intangibles, $6.3 in Restructuring costs related to employee severances, and $0.4 in Cost of sales related to inventory write-downs. The Company incurred $24.1 of income tax charges associated with its decision to exit Russia, in fiscal 2022. Additionally, the Company recognized total pre-tax gains in the Condensed Consolidated Statements of Operations of $17.0 in the fiscal year ended June 30, 2023. These amounts are primarily related to a bad debt accrual release due to better than expected collections. The Company recognized $0.4 of income tax benefits associated with the decision to exit Russia in the fiscal year ended June 30, 2023.
The Company anticipates that it will incur an immaterial amount of additional costs through completion of the wind down. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The Company has substantially completed its commercial activities in Russia. However, the Company anticipates that the process related to the liquidation of the Russian legal entity will take an extended period of time.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-01	Leases (Topic 842) - Common Control Arrangements	Fiscal 2025	The FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with common control leases. The guidance will be effective for the Company in fiscal 2025 with early adoption permitted. The Company does not expect this ASU will have a material effect on its consolidated financial position, results of operations or cash flows.
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”), regarding a strategic transaction for the sale of Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”), valuing the business at $4,300.0 on a cash- and debt-free basis. The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Company. As of June 30, 2023, the Company owned a 25.9% stake in the Wella Company. See Note 13—Equity Investments for additional information.
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
The following table has selected financial information included in Net income from discontinued operations for the Wella Business.

	Year Ended June 30,
	2023	2022 (a)	2021 (b)
Net revenues	$—	$—	$986.3
Cost of sales	—	—	322.5
Gross profit	—	—	663.8
Selling, general and administrative expenses	—	—	443.7
Restructuring costs	—	—	(0.7)
Operating income	—	—	220.8
Interest expense, net	—	—	21.3
(Gain) loss on sale of business	—	(6.1)	246.4
Other (income) expense, net	—	—	(1.0)
Income (loss) from discontinued operations before income taxes	—	6.1	(45.9)
Income tax on discontinued operations	—	0.4	91.4
Net income (loss) from discontinued operations	$—	$5.7	$(137.3)

(a)Net income from discontinued operations for the year ended June 30, 2022 reflect certain working capital adjustments net of the related income tax impact.
(b)As the sale of the Wella Business occurred on November 30, 2020, discontinued operations activity, other than the Loss on sale of business, comprises five months for the fiscal year ended 2021.
The following is selected financial information included in cash flows from discontinued operations for the Wella Business held for sale:

	Year Ended June 30,
	2023	2022	2021
CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	$—	$—	$8.7
The gain/(loss) on sale of the Wella Business included in Net income (loss) from discontinued operations in the Consolidated Statements of Operations was nil, $6.1, and $(246.4) for the years ended June 30, 2023, 2022 and 2021, respectively. Initial cash proceeds received by the Company for the sale of its 60% stake in the Wella Business were $2,451.7 and the Company retained an equity interest of 40%. The loss on sale reflects the net assets sold, taxes and other costs to sell the Wella Business.
On December 22, 2021, the Company entered into an agreement with KKR Bidco related to post-closing adjustments to the purchase consideration for the Wella Business. As part of this agreement, the Company may receive future contingent proceeds, based on the future recovery of certain tax credits of the Wella Business.
The Company accounts for the initial measurement of contingent consideration under a loss recovery approach. As of the time the contingent consideration arrangement was entered into, the Company was unable to determine that it was probable that any of the contingent consideration would be earned. Therefore, no contingent consideration gain was initially recognized. Subsequent measurement of the contingent consideration is based on the guidance for gain contingencies and any gain will be recorded at the time the consideration is earned.
In fiscal 2022, a $34.0 advance of future contingent proceeds was paid to the Company and subject to claw back if recovery targets related to the Wella Business tax credits are not achieved. During fiscal 2023 and 2022, certain recovery targets were achieved and the Company recognized gains of $30.8 and $0.7, respectively, reported in Other income, net. The remaining $2.5 is unearned and is included in Other noncurrent liabilities in the Consolidated Balance Sheet until the contingency is resolved.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
4. BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES
Business Combinations and Asset Acquisitions
There were no business combination or asset acquisition transactions during the years ended June 30, 2023 and 2022.
KKW Beauty Business Transaction
On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings, LLC (“KKW Holdings”), pursuant to a purchase agreement entered into between the Company, KKW Holdings and other parties listed as signatories (the “KKW Purchase Agreement”). On the same date, as contemplated by the KKW Purchase Agreement, the Company entered into a collaboration agreement, pursuant to which, in exchange for a marketing fee and a license fee, it received the right and license to manufacture, advertise, promote, distribute and sell certain Kim Kardashian products outside of the existing KKW Holdings scope of fragrances and cosmetics, and use certain intellectual property owned by or licensed to KKW Holdings in connection with the development, manufacture, labelling, packaging, advertising, display, distribution and sale of such products (the “KKW Collaboration Agreement”). Under the KKW Collaboration Agreement, products will be sold by the Company’s consolidated subsidiaries. Therefore, the related revenues generated and expenses incurred by such subsidiaries will be reported in the Company’s Consolidated Statements of Operations.
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
Business Divestitures
There were no divestiture transactions during the years ended June 30, 2023 and 2022.
Wella Business
On November 30, 2020, the Company completed the strategic transaction with Kohlberg Kravis Roberts & Co. L.P. and its affiliates (“KKR”) for the sale of a majority stake in the Wella Business (see Note 3—Discontinued Operations). Following the sale, Coty deconsolidated the Wella Business as KKR owned approximately 60% of the separately managed business, and the Company owned the remaining 40%. As of June 30, 2023, the Company owned a 25.9% stake in the Wella Company. See Note 13—Equity Investments for additional information. Initial cash proceeds received for the sale of the 60% stake in the Wella Business were $2,451.7 (less cash disposed of $65.5, resulted in net cash proceeds of $2,386.2).
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

	Year Ended June 30,
SEGMENT DATA	2023	2022	2021
Net revenues:
Prestige	$3,420.5	$3,267.9	$2,720.8
Consumer Beauty	2,133.6	2,036.5	1,909.1
Total	$5,554.1	$5,304.4	$4,629.9

Depreciation and amortization:
Prestige	$262.4	$313.4	$350.4
Consumer Beauty	164.3	203.0	234.9
Total	$426.7	$516.4	$585.3

Operating income (loss) from continuing operations
Prestige	$483.7	$367.2	$158.1
Consumer Beauty	63.3	9.5	26.9
Corporate	(3.3)	(135.8)	(233.6)
Total	$543.7	$240.9	$(48.6)
Reconciliation:
Operating income (loss) from continuing operations	$543.7	$240.9	$(48.6)
Interest expense, net	257.9	224.0	235.1
Other income, net	(419.0)	(409.9)	(43.9)
Income (loss) from continuing operations before income taxes	$704.8	$426.8	$(239.8)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As of June 30,
Long-lived assets:	2023	2022
U.S.	$3,597.3	$3,724.7
Netherlands	3,367.5	3,313.5
Brazil	495.0	467.9
All other	1,039.0	1,026.9
Total	$8,498.8	$8,533.0
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2023, 2022 and 2021. The United States had net revenues of $1,547.7, $1,477.7 and $1,288.9 in fiscal 2023, 2022 and 2021, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2023, 2022 and 2021 or are otherwise deemed significant.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues for continuing operations:

	Year Ended June 30,
PRODUCT CATEGORY	2023	2022	2021
Fragrances	59.4%	58.9%	57.4%
Color Cosmetics	27.9%	28.7%	29.3%
Body Care, Skin & Other	12.7%	12.4%	13.3%
Total	100.0%	100.0%	100.0%
6. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of nil, nil and $3.0 for the fiscal years ended 2023, 2022 and 2021, respectively.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of nil, $14.7 and $135.8 for the fiscal 2023, 2022 and 2021, respectively. Divestiture-related costs incurred during the fiscal years 2022 and 2021 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 4—Business Combinations, Asset Acquisitions and Divestitures for information on the strategic transaction.
These costs have been recorded in Acquisition- and divestiture- related costs in the Consolidated Statements of Operations.
7. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2023, 2022 and 2021 are presented below:

	Year Ended June 30,
	2023	2022	2021
Transformation Plan	$(6.5)	$(6.5)	$73.2
Other Restructuring	—	—	(9.6)
Total	$(6.5)	$(6.5)	$63.6
Transformation Plan

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On July 1, 2019, the Company announced a four-year plan to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”). This plan was expanded on May 11, 2020 to further reduce fixed costs (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $216.8 related to approved initiatives through June 30, 2023, which have been recorded in Corporate.
As of June 30, 2023, the Company does not expect to incur any additional restructuring charges pertaining to the Transformation Plan.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	$73.4	$(0.5)	$0.3	$73.2
Fiscal 2022	(6.2)	—	(0.3)	$(6.5)
Fiscal 2023	(6.5)	—	—	(6.5)
Cumulative through June 30, 2023	211.9	(1.6)	6.5	216.8
The related liability balance and activity of restructuring costs for the Transformation Plan restructuring costs are presented below:

	Severance and Employee Benefits	Total Program Costs
Balance—July 1, 2022	$55.2	$55.2
Restructuring charges	4.6	4.6
Payments	(37.8)	(37.8)
Changes in estimates	(11.1)	(11.1)
Effect of exchange rates	(0.9)	(0.9)
Balance—June 30, 2023	$10.0	$10.0
The Company currently estimates that the total remaining accrual of $10.0 will result in cash expenditures of approximately $8.9 and $1.1 in fiscal 2024 and thereafter, respectively.
Other Restructuring
The Company executed a number of other restructuring activities in prior years, which are substantially completed. The Company recognized expenses (income) of $0.0, $0.0, and $(9.6) in fiscal 2023, 2022 and 2021, respectively, which have been recorded in Corporate. The related liability balances were $0.0 at both June 30, 2023 and June 30, 2022.
8. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount utilized under factoring facilities was $202.9 and $179.3 as of June 30, 2023 and 2022, respectively. The aggregate amount of trade receivable invoices on a worldwide basis amounted to $1,579.2 and $1,041.2 in fiscal 2023 and 2022, respectively. Remaining balances due from factors amounted to $14.2 and $11.2 as of June 30, 2023 and 2022, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $8.5, $3.0 and $1.2 in fiscal 2023, 2022 and 2021, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of receivables are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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
European Receivables Purchase Agreement
In September 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of the Company’s European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €102.6 million. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
Other Factoring Agreements
In addition to the Company’s main factoring facilities described above, from time to time, certain of the Company’s subsidiaries may enter into local factoring agreements with local financial institutions. Based on the terms of such arrangements entered into during fiscal 2023 and 2022, the Company has derecognized receivables sold pursuant to these arrangements from the Consolidated Balance Sheets.
9. INVENTORIES
Inventories as of June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Raw materials	$224.1	$171.5
Work-in-process	15.6	13.2
Finished goods	613.7	476.8
Total inventories	$853.4	$661.5
10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Due from related party	$70.6	$70.2
Value added tax, sales and other non-income tax assets	60.2	59.4
Expected income tax refunds, credits and prepaid income taxes	102.4	116.3
Prepaid marketing, copyright and agency fees	88.7	66.9
Non-trade receivables	18.4	15.3
Prepaid rent, leases, maintenance and insurance	17.5	10.3
Interest rate swap asset	2.8	7.6
Forward Repurchase Contracts Asset	137.6	—
Other	55.4	46.0
Total prepaid expenses and other current assets	$553.6	$392.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
11. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Land, buildings and leasehold improvements	$432.1	$424.2
Machinery and equipment	676.4	670.7
Marketing furniture and fixtures	531.8	501.8
Computer equipment and software	751.5	737.9
Construction in progress	81.6	65.2
Property and equipment, gross	2,473.4	2,399.8
Accumulated depreciation and amortization	(1,760.5)	(1,684.3)
Property and equipment, net	$712.9	$715.5
Depreciation expense of property and equipment totaled $235.0, $309.0 and $334.1 in fiscal 2023, 2022 and 2021, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2023, 2022 and 2021, the Company recorded asset impairment charges of $4.3, $2.4 and $5.2 respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2023, 2022, and 2021 impairment charges primarily relate to the abandonment of distribution equipment and IT software, the abandonment of computer software, and the abandonment of machinery and equipment, respectively.
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. During fiscal years 2023, 2022 and 2021, the Company recorded no impairments of goodwill at the Company’s reporting units. During fiscal years 2023, 2022 and 2021, the Company recorded total impairments on indefinite-lived other intangible assets of nil, $31.4 and nil, respectively. Additionally, the Company recorded no impairments on finite-lived other intangible assets during fiscal years 2023, 2022 or 2021.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Goodwill
Goodwill as of June 30, 2023, 2022 and 2021 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2021	$6,384.0	$1,774.2	$8,158.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2021	$3,273.7	$844.4	$4,118.1

Changes during the year ended June 30, 2022
Foreign currency translation	(163.3)	(40.1)	(203.4)

Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7

Changes during the year ended June 30, 2023
Foreign currency translation	58.5	14.7	73.2

Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Indefinite-lived other intangible assets	$950.8	$936.6
Finite-lived other intangible assets, net	2,847.2	2,966.2
Total Other intangible assets, net	$3,798.0	$3,902.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2021	$1,932.2	$1,932.2
Accumulated impairments	(913.5)	(913.5)
Net balance at June 30, 2021	$1,018.7	$1,018.7

Changes during the year ended June 30, 2022
Impairment charges (a)	(31.4)	(31.4)
Foreign currency translation	(50.7)	(50.7)

Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2022	$936.6	$936.6

Changes during the year ended June 30, 2023
Foreign currency translation	14.2	14.2

Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	$(944.9)	$(944.9)
Net balance at June 30, 2023	950.8	950.8

(a) During fiscal 2022, the Company recognized asset impairment charges of $31.4 relating to the Max Factor and Bourjois trademarks.
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2022
License and collaboration agreements	$3,861.9	$(1,302.2)	$(19.6)	$2,540.1
Customer relationships	740.0	(473.5)	(5.5)	261.0
Trademarks	320.5	(177.1)	(0.5)	142.9
Product formulations and technology	83.9	(61.7)	—	22.2
Total	$5,006.3	$(2,014.5)	$(25.6)	$2,966.2
June 30, 2023
License and collaboration agreements	$3,756.2	$(1,282.6)	$(19.6)	$2,454.0
Customer relationships	750.6	(505.9)	(5.5)	239.2
Trademarks	313.0	(180.6)	(0.5)	131.9
Product formulations and technology	85.6	(63.5)	—	22.1
Total	$4,905.4	$(2,032.6)	$(25.6)	$2,847.2

Amortization expense totaled $191.8, $207.4 and $251.2 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	20.2 years
Customer relationships	15.4 years
Trademarks	14.9 years
Product formulations and technology	21.3 years
As of June 30, 2023, the remaining weighted-average life of all intangible assets subject to amortization is 19.6 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2024	$190.0
2025	185.7
2026	154.8
2027	145.5
2028	142.1
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
13. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Consolidated Balance Sheets, as of June 30, 2023 are represented by the following:

	June 30, 2023	June 30, 2022
Equity method investments:
KKW Holdings (a)	$8.9	$12.6
Equity investments at fair value:
Wella (b)	1,060.0	830.0

Total equity investments	$1,068.9	$842.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. (See Note 4—Business Combinations, Asset Acquisitions and Divestitures).
During the years ended June 30, 2023 and 2022, the Company recognized $3.7 and $3.6, respectively, representing its share of the investee’s net loss and the amortization of basis differences in Other income, net within the Consolidated Statements of Operations.
(b)On November 30, 2020, the Company completed the strategic transaction with KKR for the sale of a 60% stake in Coty’s Wella Business. As of June 30, 2023 and 2022, the Company's stake in the Wella Company was 25.9%.
The following table presents summarized financial information of the Company’s equity method investees for the years ended June 30, 2023 and 2022. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations information:	Year Ended June 30, 2023	Year Ended June 30, 2022
Net revenues	$2,477.7	$2,505.1
Gross profit	1,616.2	1,706.5
Operating income (loss)	163.6	91.9
Loss before income taxes	(33.6)	(137.8)
Net loss	(76.2)	(171.7)

Summarized Balance Sheets information:	June 30, 2023	June 30, 2022
Current assets	$1,093.4	$951.4
Noncurrent assets	4,554.5	4,577.5
Total assets	5,647.9	5,528.9
Current liabilities	1,038.9	985.7
Noncurrent liabilities	2,708.5	2,525.6
Total liabilities	3,747.4	3,511.3

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As of June 30, 2023, the Wella Company had 30.0 million shares of issued common stock and 1,843.2 million shares of issued redeemable preferred stock, of which Coty held 25.9% of each class of shares. The Wella Company had total equity inclusive of redeemable preferred stock of $1,938.8 as of June 30, 2023.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended June 30, 2023. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended June 30, 2023.

Equity investments at fair value:
Balance as of June 30, 2022	$830.0
Total gains/(losses) included in earnings	230.0
Balance as of June 30, 2023	$1,060.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company’s investments carried at fair value as of June 30, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,060.0	Discounted cash flows	Discount rate	10.75% (a)
			Growth rate	1.8% - 9.2% (a)

		Market multiple	Revenue multiple	2.5x-3.0x (b)
			EBITDA multiple	12.0x – 15.0x (b)

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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2023 and 2022 consist of the following:

	June 30, 2023	June 30, 2022
Advertising, marketing and licensing	$338.4	$314.9
Customer returns, discounts, allowances and bonuses	261.5	254.1
Compensation and other compensation related benefits	171.1	131.7
Value added, sales and other non-income taxes	71.5	83.1
Derivative liability for foreign currency	4.3	62.1
Restructuring costs	8.9	54.1
Interest	47.0	47.8
Auditing, consulting, legal and litigation accruals	25.2	30.8
Deferred income	6.9	21.5
Factoring - due to counterparty	23.0	12.8
Unfavorable contract liability	10.5	10.1
Due to related party	8.3	4.7
Cross currency swap liability	0.5	3.5
Other	64.9	65.9
Total accrued expenses and other current liabilities	$1,042.0	$1,097.1

15. DEBT

	June 30, 2023	June 30, 2022
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	761.0	731.8
2029 Dollar Senior Secured Notes due January 2029	500.00	500.0
2018 Coty Credit Agreement
2021 Coty Revolving Credit Facility due April 2025	228.9	273.6
2018 Coty Term B Facility due April 2025	1,183.7	1,239.2
Senior Unsecured Notes
2026 Dollar Notes due April 2026	473.0	550.0
2026 Euro Notes due April 2026	196.0	261.4
Brazilian Credit Facility	31.9	42.4
Other long-term debt and finance lease obligations	7.1	0.1
Total debt	4,281.6	4,498.5
Less: Short-term debt and current portion of long-term debt	(57.9)	(23.0)
Total Long-term debt	4,223.7	4,475.5
Less: Unamortized financing fees	(29.8)	(41.8)
Less: Discount on long-term debt	(15.7)	(24.6)
Total Long-term debt, net	$4,178.2	$4,409.1
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $49.2 and $43.1, of which nil and nil were outstanding at June 30, 2023 and 2022, respectively. Interest rates on

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 4.8% to 16.4% and from 1.2% to 15.9% as of June 30, 2023 and 2022, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 0.0% as of June 30, 2023 and 2022, respectively. In addition, the Company had undrawn letters of credit of $7.2 and $14.3 and bank guarantees of $16.3 and $17.2 as of June 30, 2023 and 2022, respectively.
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2023 and 2022:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2023	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2023	Debt Discount	Repayment Schedule
Fiscal 2023 and 2022
2029 Dollar Senior Secured Notes	January 2029	$500.0	4.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022	4.75%	N/A(b)	Payable in full at maturity date
2021 Coty Revolving Credit Facility (f) (g)	April 2025	$2,000.0	SOFR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Payable in full at maturity date
Brazilian Credit Facilities - October 2023	October 2023	$31.9	3.48% per annum, payable quarterly in arrears beginning on July 5, 2022	3.48%	N/A(b)	Payable in full at maturity date
Brazilian Credit Facilities - September 2023	September 2023	$—	3.74% per annum, payable quarterly in arrears beginning on June 30, 2022	3.74%	N/A(b)	Repaid in full
2026 Dollar Senior Secured Notes	April 2026	$900.0	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5.000%	N/A(b)	Payable in full at maturity date
2026 Euro Senior Secured Notes	April 2026	€700.0	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)
2018 Coty Term B Facility - USD Portion (g)	April 2025	$715.5	SOFR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion (g)	April 2025	€430.6	SOFR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%
2026 Dollar Notes	April 2026	$473.0	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2026 Euro Notes	April 2026	€180.3	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2023 and 2022, the applicable rate on the unused commitment fee was 0.25% and 0.25%, respectively.
(f)As a result of the amendments entered into in fiscal 2022, the 2018 Coty Revolving Credit Facility was refinanced and replaced by the 2021 Coty Revolving Credit Facility due April 5, 2025 (as described below).
(g)Except as described below in amendments to the 2018 Coty Credit Agreement (as defined below), original terms of the 2018 Coty Credit Agreement apply to these debt facilities.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Recent Developments
Early Paydown of Brazilian Credit Facility
On June 23, 2023, a wholly-owned subsidiary of the Company utilized cash on hand to fully paid down one of the existing U.S. Dollar-denominated credit facilities in Brazil in the amount of $10.5. This facility was set to mature in September 2023.
Financing Activities
The Company completed certain financing activities in the first quarter of fiscal 2024, as discussed in Note 28—Subsequent Events.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility in November 2020, October 2021 and January 2022. In December 2022, in connection with the Lacoste license termination, a portion of the termination payment totaling €52.5 million (approximately $55.6 at the time) was advanced to the Company. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized a portion of the advance proceeds to pay down €13.5 million (approximately $14.3) and $21.5, respectively, of the outstanding balances of the euro and U.S. dollar portions of the 2018 Term B Facility on December 23, 2022. In June 2023, in connection with the Lacoste license termination, a portion of the termination payment totaling €35.3 (approximately $38.3) was paid to the Company. In accordance with the 2018 Coty Credit Agreement, as amended, the Company utilized a portion of the proceeds to pay down €6.6 million (approximately $7.2) and $8.0, respectively, of the outstanding balances of the euro and U.S. dollar portions of the 2018 Term B Facility on June 30, 2023. No balances remain outstanding under the 2018 Coty Term A Facility.
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
Optional Redemption
As of June 30, 2023, the Company may at any time redeem some or all of the 2026 Dollar Notes and 2026 Euro Notes, respectively, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
each of the years indicated below:

	Price
Year	2026 Dollar Notes	2026 Euro Notes
2023	101.6250%	101.1875%
2024 and thereafter	100.0000%	100.0000%
Deferred Issuance Costs
For the fiscal years ended June 30, 2023, 2022 and 2021, the Company capitalized deferred financing fees of nil, $9.2, and $25.4, respectively. The Company incurred nil, $27.0 and nil in third-party debt issuance costs during the fiscal years ended June 30, 2023, 2022 and 2021, respectively, which were recorded as Other income, net in the Consolidated Statement of Operations.
Write-offs
In fiscal 2023, the Company wrote off unamortized deferred financing fees of $0.7 and $0.1 of unamortized debt discounts. In fiscal 2022, the Company wrote off $4.7 of unamortized deferred financing fees and $0.4 of unamortized debt discounts. In fiscal 2021, the Company wrote off $21.1 of unamortized deferred financing fees and $3.1 of unamortized debt discounts. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other income, net in the Consolidated Statements of Operations.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
•SOFR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
•Alternate base rate (“ABR”) plus the applicable margin.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Debt

	June 30, 2023		June 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$2,161.0	$2,066.9	$2,131.8	$1,914.1
2018 Coty Credit Agreement	1,412.6	1,393.5	1,512.8	1,451.5
Senior Unsecured Notes	669.0	661.5	811.4	733.5
Brazilian Credit Facility	31.9	32.2	42.4	48.2
The Company uses the market approach to value its debt instruments. The Company obtains fair values from independent pricing services or utilizes the USD SOFR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2023, are presented below:

Fiscal Year Ending June 30,
2024	$55.1
2025	1,389.3
2026	2,330.1
2027	—
2028	—
Thereafter	500.0
Total	$4,274.5
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
June 30, 2023 through April 5, 2025	4.00 to 1.00

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
As of June 30, 2023, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

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
Due to the divestiture of the Wella Business, lease assets, liabilities and expenses specific to this business for the fiscal year ended June 30, 2021 are excluded from the subsequent tables.
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2023, 2022 and 2021.

Lease Cost:	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021
Operating lease cost	$76.2	$90.4	$87.1
Short-term lease cost	0.9	1.2	0.8
Variable lease cost	40.3	39.3	49.5
Sublease income	(15.8)	(20.0)	(14.9)
Net lease cost	$101.6	$110.9	$122.5
Other information:
Operating cash outflows from operating leases	(73.8)	(83.8)	$(132.4)
Right-of-use assets obtained in exchange for lease obligations	25.7	104.9	$27.8

Weighted-average remaining lease term - real estate	7.2 years	7.6 years	6.4 years
Weighted-average discount rate - real estate leases	4.13%	3.85%	3.57%

Future minimum lease payments for the Company’s operating leases as of June 30, 2023 are as follows:

Fiscal Year Ending June 30,
2024	$78.6
2025	60.0
2026	48.8
2027	41.0
2028	32.7
Thereafter	107.1
Total future lease payments	368.2
Less: imputed interest	(55.1)
Total present value of lease liabilities	$313.1
Current operating lease liabilities	65.6
Long-term operating lease liabilities	247.5
Total operating lease liabilities	$313.1

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
17. INCOME TAXES
Income (loss) from continuing operations before income taxes in fiscal 2023, 2022 and 2021 is presented below:

	Year Ended June 30,
	2023	2022	2021
United States	$(253.6)	$(277.5)	$(434.4)
Foreign	958.4	704.3	194.6
Total	$704.8	$426.8	$(239.8)
The components of the Company’s total provision (benefit) for income taxes from continuing operations during fiscal 2023, 2022 and 2021 are presented below:

	Year Ended June 30,
	2023	2022	2021
Provision (benefit) for income taxes on continuing operations:
Current:
Federal	$2.6	$6.6	$3.8
State and local	2.6	(6.0)	14.9
Foreign	120.1	152.1	55.2
Total	125.3	152.7	73.9
Deferred:
Federal	(61.1)	(2.7)	41.1
State and local	1.0	(12.8)	5.4
Foreign	116.4	27.6	(292.4)
Total	56.3	12.1	(245.9)
Provision (benefit) for income taxes on continuing operations	$181.6	$164.8	$(172.0)
During fiscal 2023, the Company recorded a provision of $181.6 primarily due to the limitation on the deductibility of executive stock compensation, offset by fair value gains related to the investment in the Wella business at a lower rate.
During fiscal 2022, the Company recorded a provision of $164.8 primarily due to the limitation on the deductibility of executive stock compensation and tax costs associated with the Russia exit, offset by large fair value gains related to the investment in the Wella business at a lower rate.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2023, 2022 and 2021 is presented below:

	Year Ended June 30,
	2023	2022	2021
Income (loss) from continuing operations before income taxes	$704.8	$426.8	$(239.8)
Provision (benefit) for income taxes at statutory rate	$148.0	$89.6	$(50.4)
State and local taxes—net of federal benefit	2.8	(14.9)	26.3
Foreign tax differentials	(10.1)	(16.4)	(23.3)
Change in valuation allowances	10.2	(2.3)	(3.8)
Change in unrecognized tax benefit	32.5	(10.6)	(18.0)
Permanent differences—net	(4.9)	25.4	(13.1)
Non-deductible executive stock compensation	27.7	37.1	—
Currency Loss	(13.6)	(0.2)	—
Dispositions of business assets	—	12.7	—
Russia exit	(7.0)	24.1	—
Principal relocation	—	—	(234.4)
Post-divestiture restructuring	—	—	130.0
Other	(4.0)	20.3	14.7
Provision (benefit) for income taxes on continuing operations	$181.6	$164.8	$(172.0)
Effective income tax rate	25.8%	38.6%	71.7%
Significant components of deferred income tax assets and liabilities as of June 30, 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Deferred income tax assets:
Inventories	$7.5	$8.3
Accruals and allowances	54.9	58.6
Sales returns	19.1	17.3
Share-based compensation	4.8	5.1
Employee benefits	55.6	60.3
Net operating loss carry forwards and tax credits	241.4	296.4
Capital loss carry forwards	0.3	1.1
Interest expense limitation carry forward	47.5	28.5
Lease liability	28.6	30.6
Principal relocation lease liability	424.0	434.0
Property, plant and equipment	13.0	—
Other	48.4	31.7
Less: valuation allowances	(60.7)	(41.7)
Net deferred income tax assets	884.4	930.2
Deferred income tax liabilities:
Intangible assets	817.4	811.9
Property, plant and equipment	—	9.2
Licensing rights	27.8	25.7
Right of use asset	28.6	31.2
Other	80.5	69.4
Deferred income tax liabilities	954.3	947.4
Net deferred income tax (liability) asset	$(69.9)	$(17.2)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The expirations of tax loss carry forwards, amounting to $686.9 as of June 30, 2023, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2024	$—	$7.9	$0.6	$8.5
2025	—	3.1	3.9	7.0
2026	—	—	9.5	9.5
2027	—	245.9	27.8	273.7
2028 and thereafter	—	115.5	272.7	388.2
Total	$—	$372.4	$314.5	$686.9
The total valuation allowances recorded are $60.7 and $41.7 as of June 30, 2023 and 2022, respectively. In fiscal 2023, the change in the valuation allowance was primarily due to an increase in valuation allowance on certain state and foreign net operating losses.
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2023	2022	2021
UTBs—July 1	$251.6	$279.9	$277.9
Additions based on tax positions related to the current year	6.7	1.7	32.1
Additions for tax positions of prior years	0.7	20.8	—
Reductions for tax positions of prior years	(1.4)	(29.4)	(4.5)
Settlements	(4.6)	(0.2)	(0.4)
Lapses in statutes of limitations	(13.8)	(14.1)	(33.3)
Foreign currency translation	(3.7)	(7.1)	8.1
UTBs—June 30	$235.5	$251.6	$279.9
As of June 30, 2023, the Company had $235.5 of UTBs of which $184.9 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2023 and 2022, the liability associated with UTBs, including accrued interest and penalties, is $218.6 and $191.8, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
The Company accrued interest of $7.8, $4.2 and $0.8, respectively, in fiscal 2023, 2022 and 2021. The Company accrued immaterial penalties in fiscal 2023 and no penalties in fiscal 2022, and released penalties of $0.5 in fiscal 2021. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2023 and 2022 is $33.1 and $26.4, respectively.
The Company is present in approximately 40 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2023 and 2022, the Company recognized a tax benefit of $18.4 and $14.3 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2023, it is reasonably possible that a decrease of up to $21.5 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
18. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2023, 2022 and 2021 is presented below:

	Year Ended June 30,
	2023	2022	2021
Interest expense	$261.1	$241.2	$231.8
Foreign exchange losses (gains), net of derivative contracts	12.2	(10.0)	6.8
Interest income	(15.4)	(7.2)	(3.5)
Total interest expense, net	$257.9	$224.0	$235.1
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
During fiscal 2023, 2022 and 2021, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $13.7, $13.6 and $15.8, respectively, and the defined contribution expense for the international savings plans was $9.6, $9.7 and $12.0, respectively. Defined contribution expense includes amounts related to discontinued operations, which are not material for any period.
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
Settlements and Curtailments for Pension Plans
As part of the Transformation Plan, the Company concluded that restructuring actions resulted in a significant reduction of future services of active employees in certain of the Company’s non-U.S. pension plans. As a result, the Company recognized curtailment gains of $0.7, $1.3 and $6.9 during the years ended June 30, 2023, 2022 and 2021, respectively. Additionally, the Company recognized settlement losses of $0.2, $1.8, and $3.8, of which $0.0, $1.4, and $2.3 were related to restructuring actions during the years ended June 30 2023, 2022 and 2021, respectively. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other income, net in the Consolidated Statements of Operations.
Plan Amendments for Pension Plans - There were no Plan amendments as of June 30, 2023.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2023	2022	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation—July 1	$14.5	$18.9	$343.7	$515.9	$38.8	$50.2	$397.0	$585.0
Service cost	—	—	4.8	9.1	0.6	0.8	5.4	9.9
Interest cost	0.7	0.5	10.9	5.9	1.7	0.8	13.3	7.2
Plan participants’ contributions	—	—	1.1	1.5	0.2	0.2	1.3	1.7
Benefits paid	(1.4)	(2.1)	(14.5)	(15.1)	(1.9)	(2.2)	(17.8)	(19.4)
New employees transfers in	—	—	1.0	4.2	—	—	1.0	4.2
Premiums paid	—	—	(0.5)	(0.5)	—	—	(0.5)	(0.5)
Pension curtailment	—	—	(0.7)	(1.6)	—	—	(0.7)	(1.6)
Other (a)	—	—	16.2	—	—	—	16.2	—
Pension settlement	—	—	(4.2)	(39.3)	—	—	(4.2)	(39.3)
Actuarial loss (gain)	(0.8)	(2.8)	(16.6)	(86.8)	(3.3)	(10.9)	(20.7)	(100.5)
Effect of exchange rates	—	—	14.4	(49.6)	(0.1)	(0.1)	14.3	(49.7)
Benefit obligation—June 30	$13.0	$14.5	$355.6	$343.7	$36.0	$38.8	$404.6	$397.0

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$101.5	$159.1	$—	$—	$101.5	$159.1
Actual return on plan assets	—	—	1.5	(11.6)	—	—	1.5	(11.6)
Employer contributions	1.4	2.1	13.7	15.7	1.8	2.0	16.9	19.8
Plan participants’ contributions	—	—	1.1	1.5	0.2	0.2	1.3	1.7
Benefits paid	(1.4)	(2.1)	(14.5)	(15.1)	(1.9)	(2.2)	(17.8)	(19.4)
New employees transfers in	—	—	1.0	4.2	—	—	1.0	4.2
Premiums paid	—	—	(0.5)	(0.5)	—	—	(0.5)	(0.5)
Plan settlements	—	—	(4.2)	(39.1)	—	—	(4.2)	(39.1)
Other (a)	—	—	16.2	—	—	—	16.2	—
Effect of exchange rates	—	—	5.1	(12.7)	—	—	5.1	(12.7)
Fair value of plan assets—June 30	—	—	120.9	101.5	0.1	—	121.0	101.5
Funded status—June 30	$(13.0)	$(14.5)	$(234.7)	$(242.2)	$(35.9)	$(38.8)	$(283.6)	$(295.5)

(a) In connection with the P&G Beauty business acquisition in 2016, the Company assumed certain international pension and OPEB obligations and assets (the “P&G plans”). At that time, the P&G plans had an active legal dispute that has been resolved during fiscal 2023, resulting in $16.2 of additional assets being paid to the Coty plans. The projected benefit obligation has also increased $16.2 to reflect the liability to distribute these funds to the employees who were originally in the P&G plans. We expect that most of these assets will be paid out in fiscal 2024.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2023 and 2022, are presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2023	2022	2023	2022	2023	2022	2023	2022
Noncurrent assets	$—	$—	$1.4	$1.4	$—	$—	$1.4	$1.4
Current liabilities	(1.3)	(1.3)	(0.5)	(0.8)	(2.5)	(2.6)	(4.3)	(4.7)
Noncurrent liabilities	(11.7)	(13.2)	(235.6)	(242.8)	(33.4)	(36.2)	(280.7)	(292.2)
Funded status	(13.0)	(14.5)	(234.7)	(242.2)	(35.9)	(38.8)	(283.6)	(295.5)
AOC(L)/I	1.4	3.5	56.1	39.8	18.5	17.6	76.0	60.9
Net amount recognized	$(11.6)	$(11.0)	$(178.6)	$(202.4)	$(17.4)	$(21.2)	$(207.6)	$(234.6)

The projected benefit obligation actuarial gain of $17.4 for the fiscal year ended June 30, 2023 was primarily driven by increases in discount rates offset by an increase in inflation since the fiscal year ended June 30, 2022. The actuarial gain in the projected benefit obligation was partially offset by an asset loss of $1.9 as a result of worse than expected asset performance. For the fiscal year ended June 30, 2022, the projected benefit obligation actuarial gain of $89.6 was primarily driven by a significant increase in discount rates since June 30, 2021. The actuarial gain in the projected benefit obligation was partially offset by the asset loss of $16.0 as a result of worse than expected asset performance, particularly in Switzerland and Germany.

During fiscal 2023 the retiree medical and life insurance plan experienced a gain on the liability of $3.3 primarily driven by the increase in the discount rate. Retirees waiving medical coverage and changes in the pre-65 medical claim costs also contributed to the gain, which was slightly offset by increases in the medical trend assumption. During fiscal 2022 the retiree medical and life insurance plan experienced a gain on the liability of $10.9 primarily driven by the increase in the discount rate. Retirees waiving medical coverage, updated medical trend, and a change in the plan participation assumption for active participants to 50% HSA and 50% OAP also contributed to the gain. The gain was slightly offset due to updated claims and mortality assumption changes.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $13.0 and $14.5 as of June 30, 2023 and 2022, respectively. The accumulated benefit obligation for international defined benefit pension plans was $346.3 and $333.0 as of June 30, 2023 and 2022, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2023	2022	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$13.0	$14.5	$342.0	$328.8	$13.0	$14.5	$342.0	$328.8
Accumulated benefit obligation	13.0	14.5	333.7	319.0	13.0	14.5	333.7	319.0
Fair value of plan assets	—	—	106.2	85.3	—	—	106.2	85.3

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$4.8	$9.1	$18.4	$0.6	$0.8	$1.0	$5.4	$9.9	$19.4
Interest cost	0.7	0.5	0.5	10.9	5.9	8.4	1.7	0.8	1.3	13.3	7.2	10.2
Expected return on plan assets	—	—	—	(3.4)	(4.5)	(6.3)	—	—	—	(3.4)	(4.5)	(6.3)
Amortization of prior service (credit) cost	—	—	—	(0.1)	(0.1)	(0.3)	(0.2)	(0.3)	(3.3)	(0.3)	(0.4)	(3.6)
Amortization of net (gain) loss	(2.9)	0.4	1.5	(0.7)	(0.2)	(0.2)	(2.4)	(0.2)	(0.1)	(6.0)	—	1.2
Settlements (gain) loss recognized	—	—	—	0.2	1.8	3.8	—	—	—	0.2	1.8	3.8
Curtailment (gain) loss recognized	—	—	—	(0.7)	(1.3)	(6.9)	—	—	—	(0.7)	(1.3)	(6.9)
Net periodic benefit cost	$(2.2)	$0.9	$2.0	$11.0	$10.7	$16.9	$(0.3)	$1.1	$(1.1)	$8.5	$12.7	$17.8
Net periodic benefit costs include amounts related to discontinued operations of $0.0, $0.0, and $6.2 for the years ended June 30, 2023, 2022 and 2021, respectively.
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Net actuarial (loss) gain	$1.4	$3.5	$55.3	$39.0	$18.2	$17.1	$74.9	$59.6
Prior service credit (cost)	—	—	0.8	0.8	0.3	0.5	1.1	1.3
Total recognized in AOC(L)/I	$1.4	$3.5	$56.1	$39.8	$18.5	$17.6	$76.0	$60.9
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Net actuarial (loss) gain	$0.8	$2.8	$14.7	$71.1	$3.3	$10.9	$18.8	$84.8
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.1)	(0.1)	(0.2)	(0.3)	(0.3)	(0.4)
Recognized net actuarial (gain) loss	(2.9)	0.4	(0.5)	1.7	(2.4)	(0.2)	(5.8)	1.9
Prior service credit (cost)	—	—	—	—	—	—	—	—
Effect of exchange rates	—	—	2.1	(1.7)	0.2	(0.5)	2.3	(2.2)
Total recognized in OCI/(L)	$(2.1)	$3.2	$16.2	$71.0	$0.9	$9.9	$15.0	$84.1
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2023	2022	2023	2022	2023	2022
Discount rates	4.9%-5.3%	4.0%-4.7%	2.0%-4.2%	2.3%-3.4%	4.1%-5.1%	2.9%-4.7%
Future compensation growth rates	N/A	N/A	1.3%-3.2%	1.1%-3.2%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2023, 2022 and 2021 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rates	4.0%-4.7%	2.4%-2.6%	2.5%-2.8%	2.3%-3.4%	0.3%-1.6%	0.4%-6.7%	2.9%-4.7%	1.5%-2.8%	1.7%-2.8%
Future compensation growth rates	N/A	N/A	N/A	1.1%-3.2%	1.0%-2.5%	1.5%-6.7%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	2.7%-3.8%	1.3%-3.8%	1.0%-5.8%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2023	2022	2021
Health care cost trend rate assumed for next year	7.1%	6.7%	7.5%-7.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2030	2029	2027
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
The target asset allocations for the Company’s pension plans as of June 30, 2023 and 2022, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2023	2022
Equity securities	40%	32%	38%
Fixed income securities	49%	37%	42%
Cash and other investments	11%	31%	20%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2023 and 2022 are presented below:

	Level 1		Level 2		Level 3		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Equity securities	$32.1	$32.5	$—	$—	$—	$—	$32.1	$32.5
Fixed income securities:
Corporate securities	37.3	33.8	—	—	—	—	37.3	33.8
Other:
Cash and cash equivalents	0.2	1.6	—	—	—	—	0.2	1.6
Insurance contracts and other	—	—	—	—	51.4	33.6	51.4	33.6
Total pension plan assets	$69.6	$67.9	$—	$—	$51.4	$33.6	$121.0	$101.5
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2023 and 2022 are presented below:

	June 30, 2023	June 30, 2022
Insurance contracts:
Fair value—July 1	$33.6	$75.2
Return on plan assets	(0.3)	(7.5)
Purchases, sales and settlements, net	15.5	(31.6)
Effect of exchange rates	2.6	(2.5)
Fair value—June 30	$51.4	$33.6
Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $16.2 and $2.4 to its international pension and other post-employment benefit plans, respectively, during fiscal 2024.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2024	$1.3	$21.7	$2.5	$25.5
2025	1.3	18.3	2.7	22.3
2026	1.2	19.0	2.8	23.0
2027	1.2	19.6	2.9	23.7
2028	1.2	19.8	3.0	24.0
2029 - 2032	5.3	106.9	15.6	127.8
20. DERIVATIVE INSTRUMENTS
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
As of June 30, 2023 and 2022, the notional amounts of the outstanding forward foreign exchange contracts designated as cash flow hedges were $28.0 and $30.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of June 30, 2023 and 2022, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $1,653.5 and $2,403.8, respectively.

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
As of June 30, 2023 and 2022, the Company had interest rate swap contracts designated as effective hedges in the notional amounts of $200.0 and $800.0, respectively. These interest rate swaps are designated and qualify as cash flow hedges and were highly effective.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of June 30, 2023 and 2022, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €701.3 million and €289.0 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June and December 2022, the Company entered into certain forward repurchase contracts to start hedging for two potential $200.0 and $196.0 share buyback programs, in 2024 and 2025, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Net income (loss) in the Consolidated Statements of Operations. Refer to Note 23—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated (loss) gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(12.2) and $41.7 as of June 30, 2023 and 2022, respectively.
The accumulated loss on cross currency swaps designated as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of June 30, 2023 and 2022.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2023	2022	2021
Foreign exchange forward contracts	$(3.7)	$(1.0)	$(0.3)
Interest rate swap contracts	5.4	13.9	1.0
Cross-currency swap contracts	—	—	(25.1)
Net investment hedges	(53.9)	36.3	(256.5)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $0.7 and $4.3 as of June 30, 2023 and 2022, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $0.2. As of June 30, 2023, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2023			2022			2021
	Net Revenues	Cost of sales	Interest expense, net	Net Revenues	Cost of sales	Interest expense, net	Net Revenues	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain reclassified from AOCI into income	$—	$(1.6)	$—	$—	$1.7	$—	$1.0	$—	$—
Interest rate swap contracts:
Amount of loss reclassified from AOCI into income	—	—	8.3	—	—	(13.0)	—	—	(36.1)
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2023	2022	2021
Foreign exchange contracts	Selling, general and administrative expenses	$(5.1)	$(0.1)	$0.1
Foreign exchange contracts	Interest income (expense), net	(69.3)	2.7	26.3
Foreign exchange and forward repurchase contracts	Other income (expense), net	168.7	18.4	(0.6)

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

22. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2023, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East (“Middle East Subsidiary”). The noncontrolling interest holder in the Company’s Middle East Subsidiary had a 25% ownership share. The Company has the ability to exercise the Call right for the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029. In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $93.5 and $69.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
as the redeemable noncontrolling interest balances as of June 30, 2023 and 2022, respectively.

Middle East
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
23. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2023, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2023, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 852.8 million.
In the fiscal years ended June 30, 2023, 2022, and 2021, the Company issued 13.8, 3.3, and 1.7 million shares of its Class A Common Stock, respectively, and received $0.9, nil, and nil in cash, in connection with the exercise of employee stock options and settlement of RSUs.
During the fiscal year ended June 30, 2022, the Company issued 69.9 million shares of its Class A Common Stock as a result of conversions of Series B Preferred Stock.
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
During the fiscal years ended June 30, 2023, 2022 and 2021, JAB Beauty B.V. (formerly known as Cottage Holdco B.V.), a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), and JABC acquired 0.0, 0.0 and 0.3 million shares, respectively, of Class A Common Stock in the open market.
As of June 30, 2023, the Company’s largest stockholder was JAB Beauty B.V., which owned approximately 53% of Coty’s outstanding Class A Common Stock. JAB Beauty B.V., a wholly-owned subsidiary of JAB Cosmetics B.V. (“JABC”), is indirectly controlled by Lucresca SE, Agnaten SE and JAB Holdings B.V. (“JAB”). The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. On October 29, 2021, JAB Beauty B.V. completed the transfer of 10.0 million shares of Common Stock to Ms. Nabi in connection with her sign-on award of restricted stock units. See Note 24—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of June 30, 2023, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of June 30, 2023, there were 1.0 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The following table summarizes the key terms of the outstanding issuance of Series A Preferred Stock:

Issuance Date	Type	Number of Shares Awarded at Grant Date (millions of shares)	Number of Shares Outstanding (millions of shares)	Hurdle Price per Share
March 27, 2017 (a) (b)	Series A	1.0	1.0	$22.39

(a)If the holder does not exchange the vested Series A Preferred Stock by a specified expiration date, the Company must automatically exchange the Series A Preferred Stock into cash or shares, at election of the Company.
(b)This grant was sold to Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder may exchange the vested shares after the fifth anniversary of the date of issuance. The Company requires shareholder approval in order to settle the exchange in shares of Class A Common Stock. Therefore, the award is classified as a liability as of June 30, 2023. An expense (income) of $0.2, $(0.2) and $0.8 was recorded during fiscal 2023, 2022 and 2021, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations.
As of June 30, 2023, total issued and outstanding shares of Series A Preferred Stock is 1.0 million, which vested on March 27, 2017. As of June 30, 2023, the Company classified $0.8 of Series A Preferred Stock as a liability, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the twelve months ended June 30, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2 and $35.2, paid accrued dividends of $13.2 and $55.8 and converted/exchanged dividends of $0.0 and $50.1, respectively. As of June 30, 2023, 2022 and 2021, the Series B Preferred Stock had outstanding accrued dividends of $3.3, $3.3 and $74.1, respectively.
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
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2023.
Total dividends in cash and other recorded to additional paid-in capital (“APIC”) in the Consolidated Balance Sheet as of June 30, 2023 and 2022 was $0.1 and $0.8, respectively, which represents dividends no longer expected to vest as a result of forfeitures of outstanding RSUs.
In addition to the activity noted above, the Company made payments of $0.7, of which $0.2 relates to tax, and $1.4, respectively, for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2023 and 2022.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $1.0 and $1.4 as of June 30, 2023 and 2022, respectively. In addition, accrued dividends of $0.1 and $0.5 are included in Other noncurrent liabilities as of June 30, 2023 and 2022, respectively.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2021	$(15.5)	$(32.2)	$(259.3)	$(14.9)	$(321.9)
Other comprehensive income (loss) before reclassifications	11.0	36.3	(511.5)	58.0	(406.2)
Net amounts reclassified from AOCI/(L) (a)	8.8	—	—	1.4	10.2
Net current-period other comprehensive income (loss)	19.8	36.3	(511.5)	59.4	(396.0)
Ending balance at June 30, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)
Other comprehensive income (loss) before reclassifications	1.7	(53.9)	102.9	14.7	65.4
Net amounts reclassified from AOCI/(L) (a)	(5.3)	—	—	(4.6)	(9.9)
Net current-period other comprehensive income (loss)	(3.6)	(53.9)	102.9	10.1	55.5
Ending balance at June 30, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(a) Amortization of actuarial gains of $6.1 and $1.6, net of taxes of $1.5 and $0.2, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2023 and 2022, respectively (see Note 19—Employee Benefit Plans).
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Such repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2023, the Company has $396.8 remaining under the Incremental Repurchase Program. There were no share repurchase activities during the years ended June 30, 2023, 2022 and 2021 under the Incremental Repurchase Program.
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
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the June and December 2022 Forward transactions were 8.2% and 9.2%, respectively, as of June 30, 2023.
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
The fair values of the Company’s Forwards were $219.8 and $24.5 as of June 30, 2023 and 2022, respectively. The Forwards are valued principally based on the change in the quoted market price of the Company’s common stock price between the inception date and the end of the period. We classify these instruments as Level 2.

24. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (the “the Compensation Plans”) under which awards, including non-qualified stock options, Series A and Series A-1 Preferred Stock, RSUs, PRSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2023, 114.5 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans. As of June 30, 2023, approximately 46.3 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with new shares.

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
Total share-based compensation from continuing operations is shown in the table below:

	2023	2022	2021
Equity plan expense (a)	$134.7	$195.4	$25.4
Equity plan modified and cash settled	—	—	0.9
Liability plan expense (income)	1.2	0.1	1.6
Fringe expense	1.7	2.3	0.5
Total share-based compensation expense(b)	$137.6	$197.8	$28.4

(a) Equity plan shared-based compensation expense of $134.7, $195.4, and $27.4 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2023, 2022, and 2021, respectively. Of the $134.7, $195.4, and $27.4 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively, $0.0, $0.0, and $2.0 was reclassified to discontinued operations. (b)Expenses relating to share-based awards granted to non-Coty employees (Wella) are recorded within other income, net, within the Consolidated Statement of Operations. See Note 27 -Related Party Transactions for additional information.
The share-based compensation expense for fiscal 2023, 2022 and 2021 of $137.6, $197.8 and $28.4, respectively, includes $138.7, $202.0, and $34.7 expense for the respective period offset by $(1.1), $(4.2) and $(6.3) of income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments.
As of June 30, 2023, the total unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, restricted stock, PRSUs, and restricted stock units and other share awards is $0.8, $0.0, $3.2, $5.0 and $172.9, respectively. The unrecognized share-based compensation expense related to unvested stock options, Series A Preferred Stock, restricted stock, PRSUs, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 0.86, 0.00, 1.95, 2.31 and 3.74 years, respectively.
Non-Qualified Stock Options
During fiscal 2023, 2022 and 2021, the Company granted 0.0 million, non-qualified stock option awards. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
Non-qualified stock options generally become exercisable five years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire ten years from the date of the grant.
The Company’s outstanding non-qualified stock options as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2022	5.8	$12.85
Exercised	(0.1)	11.08
Forfeited	(0.6)	11.42
Outstanding at June 30, 2023	5.1	$13.06
Vested and expected to vest at June 30, 2023	4.9	$13.13	$—	5.10
Exercisable at June 30, 2023	4.1	$13.48	$—	4.95
Of the 5.1 million stock options outstanding at June 30, 2023, 2.0 million vest on the fifth anniversary of the grant date and 3.1 million vest on the graded vesting schedule.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As of June 30, 2023, the grant prices of the outstanding options ranged from $11.08 to $18.55, and the grant prices for exercisable options ranged from $11.08 to $18.55.
A summary of the aggregated intrinsic value of stock options exercised for fiscal 2023 is presented below:

2023
Intrinsic value of options exercised	$0.1
The Company’s non-vested non-qualified stock options as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2022	2.3	$3.14
Vested	(0.9)	3.70
Forfeited	(0.4)	2.23
Non-vested at June 30, 2023	1.0	$3.02
The share-based compensation expense recognized on the non-qualified stock options was $1.3, $(0.9) and $0.5 during fiscal 2023, 2022 and 2021, respectively.
Executive Ownership Programs
The Company encourages executive stock ownership through various programs. These programs govern shares of Class A Common Stock purchased by employees (“Purchased Shares”). Employees purchased 0.0 million, 0.0 million and 0.1 million shares in fiscal 2023, 2022 and 2021, respectively, and received matching non-qualified stock options or RSUs in accordance with the terms of the Compensation Plans under the Omnibus Long-Term Incentive Plan (“Omnibus LTIP”). There was no share-based compensation expense recorded in connection with Purchased Shares for fiscal 2023, 2022 and 2021. Additionally, share-based compensation expense recorded in connection with matching stock awards granted in accordance with the Compensation Plans are noted in their respective section of this footnote.
Series A Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2023, 2022 and 2021 and the Company recognized an expense (income) of $0.2, $(0.2) and $0.8 in fiscal 2023, 2022 and 2021, respectively. See Note 23—Equity and Convertible Preferred Stock for additional information.
The Company uses the binomial lattice or the Black-Scholes model to value the outstanding Series A Preferred Stocks. The fair value of the Company’s outstanding Series A Preferred Stock were estimated with the following assumptions.

	2023	2022	2021
Expected life, in years	0.74 years	1.74 years	2.74 years
Expected volatility	66.31%	65.57%	51.64%
Risk-free rate of return	5.44%	2.89%	0.46%
Dividend yield on Class A Common Stock	—%	1.56%	1.34%
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding Series A Preferred Shares as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2022	1.5	$22.10
Forfeited	(0.5)	21.52
Outstanding at June 30, 2023	1.0	22.39
Vested and expected to vest at June 30, 2023	1.0	$22.39	$—	0.74
Exercisable	1.0	$22.39	$—	0.74
The Company’s non-vested shares of Series A Preferred Stock as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2022	0.2	$3.65
Forfeited	(0.2)	3.65
Non-vested at June 30, 2023	—	$—
Long-term Equity Program for CEO
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award will vest and settle in 10,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023, subject to her continued employment through each such date. The Company will recognize approximately $280.2 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested. As such, $93.4 and $170.9 were recognized in fiscal years ended June 30, 2023 and 2022. In addition, $15.9 will be recognized in the fiscal year ending 2024.
In connection with this Award, on October 29, 2021, JAB Beauty B.V., the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., completed the transfer of 10,000,000 shares of Common Stock to Ms. Nabi. In the event Ms. Nabi remains employed through the third vesting date, JAB Beauty B.V. has agreed, pursuant to an equity transfer agreement, to transfer (either directly or through contributing to the Company) an additional 5,000,000 shares of Common Stock to Ms. Nabi.
On August 31, 2022, the Company issued 10,000,000 shares of Class A Common Stock to Ms. Nabi in connection with the second vesting of the Award.
On May 4, 2023 the Company granted Ms. Nabi 10,416,667 RSUs (the “Second Award”), which will vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over five years on the following vesting schedule: (i) 15% on September 1, 2024, (ii) 15% on September 1, 2025, (iii) 20% on September 1, 2026, (iv) 20% on September 1, 2027; and (v) 30% on September 1, 2028, in each case subject to Ms. Nabi’s continued employment through the applicable vesting date. The Company will recognize approximately $109.6 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date, net of forfeitures. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested. For the fiscal year ended June 30, 2023, $3.2 was recognized.
In addition, pursuant to the terms of the amended employment agreement the Company agreed to grant Ms. Nabi an award of 2,083,333 PRSUs which shall fully vest on September 1, 2026, subject to the achievement of three-year performance objectives to be determined by the Board on or around September 2023 and subject to Ms. Nabi’s continued employment. The new arrangement also provides that on or around each September 1 of 2024 through 2027, the Company shall grant Ms. Nabi an additional award of 2,083,333 PRSUs, which shall vest on the third-year anniversary of the respective grant date, subject in each case to the achievement of three-year performance objectives to be determined by the Board. The Company will recognize share-based compensation expense associated with these PRSUs, on a straight-line basis over the vesting period, based on the fair value on the grant date when it is probable that the performance condition will be achieved.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In the event that JAB and Ms. Nabi sell shares of Common Stock for cash in a privately negotiated transaction, subject to Board approval, the Company will grant Ms. Nabi new options to acquire shares of Common Stock (the “Reload Options”) in an amount equal to the number of shares sold by Ms. Nabi in such transaction. The Reload Options will have a strike price equal to the greater of the volume weighted average price for shares at the time of the relevant transaction and the fair market value on the date of grant. The potential expense attributed to the reload options will be recognized when the reload options are granted.
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
On October 14, 2021, the Company’s Board of Directors approved a new vesting schedule applicable to RSUs granted during fiscal 2022, to three-year graded vesting where one-quarter of each award granted vests after the first anniversary of grant, one-quarter of each award granted vests after the second anniversary of grant and one-half of each awarded granted vests after the third anniversary of grant.
During fiscal 2023, 2022 and 2021, 17.2 million, 4.6 million and 38.1 million RSUs were granted under the Omnibus LTIP and 0.3 million, 0.3 million and 0.3 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s outstanding RSUs as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2022	32.4
Granted	17.5
Settled	(14.9)
Cancelled	(1.1)
Outstanding at June 30, 2023	33.9
Vested and expected to vest at June 30, 2023	31.0	$381.0	2.26
The share-based compensation expense recorded in connection with the RSUs was $131.9, $197.2 and $26.1 during fiscal 2023, 2022 and 2021, respectively.
The Company’s outstanding and non-vested RSUs as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2022	32.0	$8.63
Granted	17.5	9.70
Vested	(15.0)	8.79
Cancelled	(1.1)	8.02
Outstanding and nonvested at June 30, 2023	33.4	$9.38
The total intrinsic value of RSUs vested and settled during fiscal 2023, 2022 and 2021 is $34.3, $33.5 and $32.9, respectively.
Performance Restricted Stock Units
During fiscal 2023, 1.2 million PRSUs were granted under the Omnibus LTIP.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding PRSUs as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2022	—
Granted	1.2
Settled	—
Outstanding at June 30, 2023	1.2
Vested and expected to vest at June 30, 2023	1.0	12.3	2.31
The share-based compensation expense recorded in connection with the PRSUs was $1.5 during fiscal 2023.
The Company’s outstanding and non-vested PRSUs as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2022	—
Granted	1.2	6.62
Vested	—
Outstanding and nonvested at June 30, 2023	1.2	$6.62
The total intrinsic value of PRSUs vested and settled during fiscal 2023 was $0.0.
Restricted Stock
During fiscal 2023, 2022 and 2021, 0.4 million, 0.3 million and 0.0 million, restricted stock awards were granted under the Omnibus LTIP.
The Company’s outstanding restricted stock as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2022	0.6
Granted	0.4
Settled	(0.3)
Outstanding at June 30, 2023	0.7
Vested and expected to vest at June 30, 2023	0.6	$7.8	1.95

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The share-based compensation expense recorded in connection with the restricted stock was $2.7, $1.8, $1.0 during fiscal 2023, 2022 and 2021, respectively.
The Company’s outstanding and non-vested restricted stock as of June 30, 2023 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2022	0.6	$6.58
Granted	0.4	6.62
Vested	(0.3)	5.94
Outstanding and nonvested at June 30, 2023	0.7	$6.94
The total intrinsic value of restricted stock vested and settled during fiscal 2023 and 2022 was $2.6 and $1.7, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2023.
25. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net income (loss) attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net income (loss) attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock, if dilutive, and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2023, 2022 and 2021.
Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2023, 2022 and 2021. In addition, there are no participating securities requiring the application of the two-class method of income per share.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2023	2022	2021
Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations	$508.2	$253.8	$(64.0)
Convertible Series B Preferred Stock dividends	(13.2)	(198.3)	(102.3)
Net income (loss) from continuing operations attributable to common stockholders	495.0	55.5	(166.3)
Net income (loss) from discontinued operations, net of tax	—	5.7	(137.3)
Net income (loss) attributable to common stockholders	$495.0	$61.2	$(303.6)
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	849.0	820.6	764.8
Effect of dilutive stock options and Series A/A-1 Preferred Stock (a)	—	—	—
Effect of restricted stock, PRSUs and RSUs (b)	13.8	13.5	—
Effect of Convertible Series B Preferred Stock (c)	23.7	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—
Weighted-average common shares and common share equivalents outstanding—Diluted	886.5	834.1	764.8

Earnings (losses) per common share
Earnings (losses) from continuing operations per common share - basic	$0.58	$0.07	$(0.22)
Earnings (losses) from continuing operations per common share - diluted (e)	$0.57	$0.07	$(0.22)

Earnings (losses) from discontinued operations - basic	$0.00	$0.01	$(0.18)
Earnings (losses) from discontinued operations - diluted	$0.00	$0.01	$(0.18)

Earnings (losses) per common share - basic	$0.58	$0.08	$(0.40)
Earnings (losses) per common share - diluted (e)	$0.57	$0.08	$(0.40)

(a) As of June 30, 2023 and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 4.8 million and 8.3 million weighted average anti-dilutive shares of Common Stock, respectively, were excluded from the computation of diluted EPS. As of June 30, 2021, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b) As of June 30, 2023 and 2022, there were 3.2 million and 1.6 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS. As of June 30, 2021, RSUs were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(c ) As of June 30, 2022, there were 65.4 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. As of June 30 2021, Convertible Series B Preferred Stock shares were excluded from the computation of diluted EPS due to the net loss incurred during the period.
(d) For the twelve months ended June 30, 2023, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $13.2, $198.3, and $102.3, respectively, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $(101.8), $0, and $0, respectively, if dilutive, for the twelve months ended June 30, 2023, 2022 and 2021 on net income applicable to common stockholders during the period.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
26. LEGAL AND OTHER CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (most involving allegations related to alleged asbestos in the Company’s talc-based cosmetic products), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Certain Litigation. On June 13, 2023, the Court of Chancery of the State of Delaware approved the settlement of the consolidated purported stockholder class action and derivative complaint concerning the tender offer by Cottage Holdco B.V. (now known as JAB Beauty B.V.) (the “Cottage Tender Offer”) and the Schedule 14D-9 that was filed on May 6, 2019 against certain current and former directors of the Company, JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. The Company was named as a nominal defendant. The case was captioned Massachusetts Laborers’ Pension Fund v. Harf et al., Case No. 2019-0336-AGB. On June 14, 2019, plaintiffs in the consolidated action filed a Verified Amended Class Action and Derivative Complaint (“Amended Complaint”). After defendants responded to the Amended Complaint, on October 21, 2019, plaintiffs filed a Verified Second Amended Class Action and Derivative Complaint (the “Second Amended Complaint”), alleging that the directors and JAB Holding Company S.à r.l., JAB Holdings B.V., JAB Cosmetics B.V., and Cottage Holdco B.V. breached their fiduciary duties to the Company’s stockholders and breached the Stockholders Agreement. The Second Amended Complaint sought, among other things, monetary relief. On November 21, 2019, the defendants moved to dismiss certain claims asserted in the Second Amended Complaint, and certain of the director defendants also answered the complaint. On May 7, 2020, plaintiffs stipulated to the dismissal without prejudice of JAB Holding Company S.à r.l. from the action. On August 17, 2020, the court denied the remaining motions to dismiss. On March 29, 2023, the parties entered into a Stipulation and Agreement of Compromise and Settlement, the terms of which have been made available as part of the public filing requirements associated with the court-approval process. The settlement was approved by the Court on June 13, 2023 and did not have a material impact on the Company’s financial results.
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2023 are:

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2023
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$1.1 million (approximately $0.2) (a)
Aug-20		ICMS	2017-2019	R$569.3 million (approximately $117.2)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$401.9 million (approximately $82.8)
Nov-22		IPI	2018-2019	R$537.3 million (approximately $110.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$217.4 million (approximately $44.8)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$63.8 million (approximately $13.1)

(a) During the fourth quarter of fiscal 2023, the ICMS assessment received in March 2018 had an unfavorable decision at administrative instance and the Company decided to pay the $0.2 penalty at case closure. The Company does not believe the outcome of this decision will weigh on other pending cases as the case factors for other open ICMS assessments are different.
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
Other Commitments
At June 30, 2023, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2024	$869.3
2025	24.5
2026	22.8
2027	9.9
2028	5.1
Thereafter	—
Total	$931.6
27. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately eight years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2023, would be approximately $4.1. The Company has assessed the probability of default by the assignee and has determined it to be remote.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, JAB Beauty B.V. has agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her if and when the Award vests. See Note 24—Share-Based Compensation Plans for more information on the Award.
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
During fiscal 2023, 2022 and 2021, fees of nil, nil and $7.6, respectively, were incurred with KKR in connection with the initial and second closings of the Series B Preferred Stock; these fees reduced the carrying value of the stock.
During fiscal 2023 and 2022, the Company recognized gains related to its post-closing contingent consideration agreement for the sale of Wella, of $30.8 and $0.7, respectively, reported in Other income, net. The remaining $2.5 is unearned and is included in Other noncurrent liabilities until the contingency is resolved. Refer to Note 3—Discontinued Operations.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 15—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of June 30, 2023, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 13—Equity Investments and Note 28—Subsequent Events.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $3.3 and $7.6, respectively, for the year ended June 30, 2023, $87.5 and $6.7, respectively for the year ended June 30, 2022, and $86.6 and $3.4, respectively for the seven months ended June 30, 2021. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations. As of June 30, 2023, accounts receivable from and accounts payable to Wella of $70.6 and $8.3, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Balance Sheets. Additionally, as of June 30, 2023, the Company has accrued $33.0 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Consolidated Balance Sheet.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the years ended June 30, 2023, 2022, and 2021 Coty recorded $4.6, $0.7, and $2.3 of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Consolidated Statements of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Fees earned and reflected in Other income, net in fiscal years 2023, 2022 and 2021 were $2.7, nil and nil respectively. As of June 30, 2023, $0.8 is due from Wella.
The Company has certain sublease arrangements with Wella after the sale. For the years ended June 30, 2023, 2022, and seven months ended 2021, the Company reported sublease income of $9.1, $13.3, and $9.1 from Wella.
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
Consulting Services and Other Arrangements
Beatrice Ballini, a director, serves as a senior member of the Retail Practice and a leader of the Board and CEO Advisory Partners group at Russell Reynolds Associates. From time to time, the Company has engaged Russell Reynolds Associates, a global leadership and search firm, for recruiting assistance. The amounts of such services provided to the Company for fiscal 2023, 2022 and 2021 were $0.9, $0.7 and $2.3, respectively.

28. SUBSEQUENT EVENTS
Sale of Partial Wella Stake
On July 18, 2023 the Company announced that it had entered into a binding letter of intent to sell a 3.6% stake in Wella to investment firm IGF Wealth Management for $150.0. The closing of the transaction is subject to, among other things, completion of due diligence and the satisfaction of certain closing conditions, including the approval of the transaction by KKR. If the transaction closes, Coty intends to use the net proceeds to pay down a portion of the outstanding principal balance of its Revolving Credit Facility. Assuming the transaction closes, Coty would retain 22.3% of the Wella Company.

Refinancing Amendment
On July 11, 2023, the Company entered into an amendment to the 2018 Coty Credit Agreement that (i) refinanced all of the existing $2,000.0 of revolving credit commitments and the outstanding loans made pursuant thereto with two new tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670 available in dollars and certain other currencies and the other in an aggregate principal amount of €300 million available in euros, maturing in in July 2028, (ii) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to SOFR loans, (iii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iv) provided that certain covenants will cease to apply during a collateral release period.
Offering of Senior Secured Notes
On July 26, 2023, the Company issued an aggregate principal amount of $750.0 of 6.625% senior secured notes due 2030 (“2030 Dollar Senior Secured Notes”). Coty received net proceeds of $740.6 in connection with the offering of the 2030 Dollar Senior Secured Notes. In accordance with the 2018 Coty Credit Agreement, as amended, the net proceeds received were utilized to pay down a portion of the outstanding principal balance of the 2018 Coty Term B Facility.
2018 Term B Facility repayment
On August 3, 2023, the Company repaid €408.0 million of debt outstanding under the 2018 Term B Facility.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2023, 2022, and 2021
($ in millions, except per share data)
Valuation and Qualifying Accounts (a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Balance Change through Acquisition/Divestiture	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2023	$53.4	$—	$4.3	$(34.5)	(b)	$23.2
2022	47.7	—	26.2	(20.5)	(b)	53.4
2021 (a)	91.1	(28.4)	5.7	(20.7)	(b)	47.7
Allowance for customer returns:
2023	$95.3	$—	$103.0	$(115.5)		$82.8
2022	89.9	—	128.4	(123.0)		95.3
2021 (a)	67.8	—	131.3	(109.2)		89.9
Deferred tax valuation allowances:
2023	$41.7	$—	$21.7	$(2.7)		$60.7
2022	33.4	—	12.5	(4.2)		41.7
2021 (a)	54.9	(14.9)	1.4	(8.0)		33.4

(a)Includes amounts from continuing operations and held for sale.
(b)Includes amounts written-off, net of recoveries and cash discounts.

S-1