Form 10-Q
period 2023-09-30
COTY INC.
filed 2023-11-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 31, 2023, 891,671,042 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net revenues	$1,641.4	$1,390.0
Cost of sales	599.5	501.3
Gross profit	1,041.9	888.7
Selling, general and administrative expenses	767.4	670.7
Amortization expense	48.6	47.3
Restructuring costs	28.4	(1.2)
Operating income	197.5	171.9
Interest expense, net	69.8	65.9
Other expense (income), net	76.6	(98.2)
Income before income taxes	51.1	204.2
Provision for income taxes	40.9	69.7
Net income	10.2	134.5
Net income attributable to noncontrolling interests	1.1	—
Net income attributable to redeemable noncontrolling interests	7.5	5.9
Net income attributable to Coty Inc.	$1.6	$128.6
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	1.6	128.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net (loss) income attributable to common stockholders	$(1.7)	$125.3

Earnings per common share:
Earnings per common share - basic	$—	$0.15
Earnings per common share - diluted	—	0.15
Weighted-average common shares outstanding:
Basic	854.3	842.0
Diluted	854.3	882.2
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net income	$10.2	$134.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(114.5)	(264.1)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.7) and $(0.5) during the three months ended, respectively	1.5	0.9
Pension and other post-employment benefits adjustment, net of tax of $0.9 and $0.8 during the three months ended, respectively	(2.1)	(3.2)
Total other comprehensive loss, net of tax	(115.1)	(266.4)
Comprehensive loss	(104.9)	(131.9)
Comprehensive income attributable to noncontrolling interests:
Net income	1.1	—
Total comprehensive income attributable to noncontrolling interests	1.1	—
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	7.5	5.9
Foreign currency translation adjustment	(0.1)	(0.2)
Total comprehensive income attributable to noncontrolling interests	7.4	5.7
Comprehensive loss attributable to Coty Inc.	$(113.4)	$(137.6)
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$280.0	$246.9
Restricted cash	37.7	36.9
Trade receivables—less allowances of $23.5 and $23.2, respectively	534.9	360.9
Inventories	845.4	853.4
Prepaid expenses and other current assets	545.5	553.6
Total current assets	2,243.5	2,051.7
Property and equipment, net	689.5	712.9
Goodwill	3,927.5	3,987.9
Other intangible assets, net	3,688.4	3,798.0
Equity investments	1,072.1	1,068.9
Operating lease right-of-use assets	281.1	286.7
Deferred income taxes	571.2	589.9
Other noncurrent assets	143.6	165.6
TOTAL ASSETS	$12,616.9	$12,661.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375.4	$1,444.7
Accrued expenses and other current liabilities	1,227.0	1,042.0
Short-term debt and current portion of long-term debt	40.8	57.9
Current operating lease liabilities	59.9	65.6
Income and other taxes payable	125.0	126.6
Total current liabilities	2,828.1	2,736.8
Long-term debt, net	4,095.4	4,178.2
Long-term operating lease liabilities	244.3	247.5
Pension and other post-employment benefits	273.0	280.7
Deferred income taxes	682.9	659.7
Other noncurrent liabilities	343.5	325.4
Total liabilities	8,467.2	8,428.3
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and outstanding at September 30, 2023 and June 30, 2023, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	98.6	93.5
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at September 30, 2023 and June 30, 2023	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 954.5 and 919.3 issued and 888.0 and 852.8 outstanding at September 30, 2023 and June 30, 2023, respectively	9.5	9.1
Stock to be issued	31.5	—
Additional paid-in capital	11,238.8	10,898.6
Receivable from sale of stock	(348.5)	—
Accumulated deficit	(4,986.3)	(4,987.9)
Accumulated other comprehensive loss	(777.4)	(662.4)
Treasury stock—at cost, shares: 66.5 and 66.5 at September 30, 2023 and June 30, 2023, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,721.3	3,811.1
Noncontrolling interests	187.4	186.3
Total equity	3,908.7	3,997.4
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,616.9	$12,661.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2023
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2023	1.0	$—	919.3	$9.1	$—	$10,898.6	$—	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of common stock in connection with global offering, net of offering costs			30.0	0.3	31.5	311.2	(348.5)					(5.5)		(5.5)
Exercise of employee stock options and restricted stock units			5.2	0.1		(0.1)						—		—
Shares withheld for employee taxes						(0.8)						(0.8)		(0.8)
Share-based compensation expense						30.2						30.2		30.2
Equity Investment contribution for share-based compensation						0.7						0.7		0.7
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								1.6				1.6	1.1	2.7	7.5
Other comprehensive loss									(115.0)			(115.0)	—	(115.0)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value						2.3						2.3		2.3	(2.3)
BALANCE—September 30, 2023	1.0	$—	954.5	$9.5	$31.5	$11,238.8	$(348.5)	$(4,986.3)	$(777.4)	66.5	$(1,446.3)	$3,721.3	$187.4	$3,908.7	$98.6	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.2	$134.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106.8	106.6
Non-cash lease expense	15.8	16.0
Deferred income taxes	22.8	59.5
Provisions (releases) for bad debts	1.0	(3.3)
Provision for pension and other post-employment benefits	2.5	2.3
Share-based compensation	29.7	31.1
(Gains) losses on disposals of long-term assets, net	(1.0)	2.4
Realized and unrealized gains from equity investments, net	(3.2)	(134.1)
Foreign exchange effects	8.2	3.8
Unrealized losses on forward repurchase contracts, net	65.4	45.2
Other	11.5	10.5
Change in operating assets and liabilities
Trade receivables	(190.8)	(133.8)
Inventories	(9.9)	(42.1)
Prepaid expenses and other current assets	(47.4)	(58.4)
Accounts payable	(22.4)	50.6
Accrued expenses and other current liabilities	183.8	119.1
Operating lease liabilities	(16.0)	(18.0)
Income and other taxes payable	10.3	10.4
Other noncurrent assets	(9.4)	(20.4)
Other noncurrent liabilities	18.3	(18.7)
Net cash provided by operating activities	186.2	163.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62.2)	(75.0)
Net cash used in investing activities	(62.2)	(75.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	834.0	220.7
Repayments of revolving loan facilities	(962.0)	(208.9)
Proceeds from issuance of other long-term debt	1,284.3	—
Repayments of term loans and other long-term debt	(1,186.6)	(5.6)
Dividend payments on Class A Common Stock and Class B Preferred Stock	(3.3)	(3.6)
Net payments of foreign currency contracts	(4.0)	(89.5)
Payments related to forward repurchase contracts	(3.9)	—
Payment of deferred financing fees	(36.0)	—
All other	(1.1)	(0.9)
Net cash used in financing activities	(78.6)	(87.8)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11.5)	(13.1)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	33.9	(12.7)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	283.8	263.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$317.7	$251.1

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$35.4	$32.9
Net cash paid for income taxes	16.1	5.6
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$85.1	$60.5
Receivable from issuance of common stock, net of offering costs	343.0	—
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2024” refer to the fiscal year ending June 30, 2024. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2023. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2023 and June 30, 2023, the Company had restricted cash of $37.7 and $36.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2023 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2023. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other expense (income), net within the Condensed Consolidated Statements of Operations (see Note 6—Equity Investments).
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
Tax Information
The effective income tax rate for the three months ended September 30, 2023 and 2022 was 80.0% and 34.1%, respectively. The change in the effective tax rate for the three months ended September 30, 2023, as compared with the three months ended September 30, 2022, was primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2023 and June 30, 2023, the gross amount of UTBs was $233.1 and $235.5, respectively. As of September 30, 2023, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $183.8. As of September 30, 2023 and June 30, 2023, the liability associated with UTBs, including accrued interest and penalties, was $218.8 and $218.6, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $1.3 for the three months ended September 30, 2023 and 2022. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023 was $34.4 and $33.1, respectively. On the basis of the information available as of September 30, 2023, it is reasonably possible that a decrease of up to $11.3 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Russia Market Exit
In connection with the Company’s Board of Director’s decision to wind down operations in Russia, the Company recognized total pre-tax losses in the Condensed Consolidated Statements of Operations of $0.1 and $1.1, respectively, in the three months ended September 30, 2023 and 2022.
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
Recent Accounting Pronouncements
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer ("CEO") as the CODM.
Certain income and shared costs and the results of corporate initiatives are managed by Corporate. Corporate primarily includes stock compensation expense, restructuring and realignment costs, costs related to acquisition, divestiture and early license termination activities, and impairments of long-lived assets, goodwill and intangibles that are not attributable to ongoing operating activities of the segments. Corporate costs are not used by the CODM to measure the underlying performance of the segments.
With the exception of goodwill, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 7—Goodwill and Other Intangible Assets, net.

	Three Months Ended September 30,
SEGMENT DATA	2023	2022
Net revenues:
Prestige	$1,064.7	$863.4
Consumer Beauty	576.7	526.6
Total	$1,641.4	$1,390.0
Operating income (loss):
Prestige	221.6	170.3
Consumer Beauty	32.0	32.0
Corporate	(56.1)	(30.4)
Total	$197.5	$171.9
Reconciliation:
Operating income	197.5	171.9
Interest expense, net	69.8	65.9
Other expense (income), net	76.6	(98.2)
Income before income taxes	$51.1	$204.2
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2023	2022
Fragrance	63.3%	59.3%
Color Cosmetics	24.6	27.7
Body Care, Skin & Other	12.1	13.0
Total	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,
	2023	2022
2024 Restructuring Actions	$28.6	$—
Transformation Plan and Other	(0.2)	(1.2)
Total	$28.4	$(1.2)
2024 Restructuring Actions
During fiscal 2024, the Company began the implementation of continued process optimization and improved technology support for certain areas (the "2024 Restructuring Actions"). The Company expects to incur approximately $30.0 related to employee termination benefits under this plan. Of the expected costs, the Company has incurred cumulative restructuring charges of $29.9 related to approved initiatives through September 30, 2023, which have been recorded in Corporate.
The Company recognized expenses of $28.6 and $0.0 for the three months ended September 30, 2023 and 2022, respectively, which have been recorded in Corporate. The related liability balances were $29.9 (including certain actions that were accrued during fiscal 2023) and $0.0 at September 30, 2023 and June 30, 2023 respectively. The Company currently estimates that the total remaining accrual of $29.9 will result in cash expenditures of approximately $6.8, $9.3 and $13.8 in fiscal 2024, 2025 and thereafter, respectively.

Transformation Plan and Other
The Company previously announced a four-year plan to drive substantial improvement and optimization in the Company's businesses, under which the Company expected to incur restructuring and related costs (the “Transformation Plan”), which is now substantially complete. Of the expected costs, the Company has incurred cumulative restructuring charges of $215.3 related to approved initiatives through September 30, 2023, which have been recorded in Corporate.
The Company recognized income of $0.2 and $1.2 for the period ended September 30, 2023 and 2022, respectively. The related liability balances were $7.5 and $10.0 at September 30, 2023 and June 30, 2023 respectively. The Company currently estimates that the total remaining accrual of $7.5 will result in cash expenditures of approximately $6.1, $1.3 and $0.1 in fiscal 2024, 2025 and thereafter, respectively.
5. INVENTORIES
Inventories as of September 30, 2023 and June 30, 2023 are presented below:

	September 30, 2023	June 30, 2023
Raw materials	$215.5	$224.1
Work-in-process	13.9	15.6
Finished goods	616.0	613.7
Total inventories	$845.4	$853.4

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	September 30, 2023	June 30, 2023
Equity method investments:
KKW Holdings (a)	$8.1	$8.9
Equity investments at fair value:
Wella (b)	1,064.0	1,060.0

Total equity investments	$1,072.1	$1,068.9

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $0.8 and $0.9, respectively, during the three months ended September 30, 2023 and 2022 representing its share of the investee’s net loss in Other expense (income), net within the Condensed Consolidated Statements of Operations.
(b)As of September 30, 2023 and June 30, 2023, the Company's stake in Wella was 25.9%.
On July 18, 2023, the Company announced that it had entered into a binding letter of intent to sell a 3.6% stake in Wella to an investment firm for $150.0. Subsequently, the Company and investment firm mutually agreed not to pursue the proposed transaction and entered into a termination letter in October 2023.

The following table presents summarized financial information of the Company’s equity method investees for the period ending September 30, 2023. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended September 30,
	2023	2022
Summarized Statements of Operations information:
Net revenues	$637.3	$596.6
Gross profit	426.8	394.6
Operating income	44.9	61.0
(Loss) income before income taxes	(6.8)	20.0
Net (loss) income	(16.7)	16.0
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended September 30, 2023. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended September 30, 2023.

Equity investments at fair value:
Balance as of June 30, 2023	$1,060.0
Total gains included in earnings	4.0
Balance as of September 30, 2023	$1,064.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of September 30, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,064.0	Discounted cash flows	Discount rate	10.50% (a)
			Growth rate	1.8% - 9.2% (a)

		Market multiple	Revenue multiple	2.1x – 2.3x (b)
			EBITDA multiple	10.4x – 13.9x (b)

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2023 and June 30, 2023 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9

Changes during the period ended September 30, 2023
Foreign currency translation	(48.1)	(12.3)	(60.4)

Gross balance at September 30, 2023	$6,231.1	$1,736.5	$7,967.6
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at September 30, 2023	$3,120.8	$806.7	$3,927.5
Other Intangible Assets, net
Other intangible assets, net as of September 30, 2023 and June 30, 2023 are presented below:

	September 30, 2023	June 30, 2023
Indefinite-lived other intangible assets	$940.8	$950.8
Finite-lived other intangible assets, net	2,747.6	2,847.2
Total Other intangible assets, net	$3,688.4	$3,798.0
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2023	$950.8	$950.8

Changes during the period ended September 30, 2023
Foreign currency translation	(10.0)	(10.0)

Gross balance at September 30, 2023	$1,885.7	$1,885.7
Accumulated impairments	(944.9)	(944.9)
Net balance at September 30, 2023	$940.8	$940.8

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2023
License agreements and collaboration agreements	$3,756.2	$(1,282.6)	$(19.6)	$2,454.0
Customer relationships	750.6	(505.9)	(5.5)	239.2
Trademarks	313.0	(180.6)	(0.5)	131.9
Product formulations and technology	85.6	(63.5)	—	22.1
Total	$4,905.4	$(2,032.6)	$(25.6)	$2,847.2
September 30, 2023
License agreements and collaboration agreements	$3,690.5	$(1,301.3)	$(19.6)	$2,369.6
Customer relationships	742.2	(507.6)	(5.5)	229.1
Trademarks	310.9	(182.7)	(0.5)	127.7
Product formulations and technology	84.0	(62.8)	—	21.2
Total	$4,827.6	$(2,054.4)	$(25.6)	$2,747.6
Amortization expense was $48.6 and $47.3 for the three months ended September 30, 2023 and 2022, respectively.
8. LEASES
The Company leases office facilities under non-cancelable operating leases with terms generally ranging between 4 and 25 years. The Company utilizes these leased office facilities for use by its employees in countries in which the Company conducts its business. Leases are negotiated with third parties and, in some instances contain renewal, expansion and termination options. The Company also subleases certain office facilities to third parties when the Company no longer intends to utilize the space. None of the Company’s leases restricts the payment of dividends or the incurrence of debt or additional lease obligations, or contain significant purchase options.
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2023	2022
Operating lease cost	$19.1	$19.2
Short-term lease cost	0.3	0.2
Variable lease cost	10.8	8.6
Sublease income	(3.9)	(3.8)
Net lease cost	$26.3	$24.2
Other information:
Operating cash outflows from operating leases	$(19.2)	$(21.7)
Right-of-use assets obtained in exchange for lease obligations	$15.0	$7.6

Weighted-average remaining lease term - real estate	7.0 years	7.6 years
Weighted-average discount rate - real estate leases	4.29%	4.02%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2024, remaining	$55.7
2025	62.3
2026	53.9
2027	46.0
2028	33.8
Thereafter	105.7
Total future lease payments	357.4
Less: imputed interest	(53.2)
Total present value of lease liabilities	304.2
Current operating lease liabilities	59.9
Long-term operating lease liabilities	244.3
Total operating lease liabilities	$304.2

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as right-of-use assets or liabilities in the Condensed Consolidated Balance Sheets.
9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2023 and June 30, 2023, respectively:

	September 30, 2023	June 30, 2023
Short-term debt	$6.0	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	900.0	900.0
2026 Euro Senior Secured Notes due April 2026	740.3	761.0
2028 Euro Senior Secured Notes due September 2028	528.8	—
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	85.0	—
2021 Coty Revolving Credit Facility due April 2025	—	228.9
2018 Coty Term B Facility due April 2025	—	1,183.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	473.0	473.0
2026 Euro Notes due April 2026	190.7	196.0
Brazilian Credit Facilities	31.9	31.9
Other long-term debt and finance lease obligations	6.4	7.1
Total debt	4,212.1	4,281.6
Less: Short-term debt and current portion of long-term debt	(40.8)	(57.9)
Total Long-term debt	4,171.3	4,223.7
Less: Unamortized financing fees and discounts on long-term debt	(75.9)	(45.5)
Total Long-term debt, net	$4,095.4	$4,178.2
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of September 30, 2023, total short-term debt increased by $6.0 from nil as of June 30, 2023. In addition, the Company had undrawn letters of credit of $6.8 and $7.2, and bank guarantees of $18.5 and $16.3 as of September 30, 2023 and June 30, 2023, respectively.

Long-Term Debt
Recent Developments
Refinancing Amendment
On July 11, 2023, the Company entered into an amendment to the 2018 Coty Credit Agreement that (i) refinanced all of the existing $2,000.0 of revolving credit commitments and the outstanding loans made pursuant thereto (the "2021 Coty Revolving Credit Facility") with two new tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "2023 Coty Revolving Credit Facility"), (ii) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (iii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iv) provided that certain covenants will cease to apply during a collateral release period.
Offering of Senior Secured Notes
On July 26, 2023, the Company issued an aggregate principal amount of $750.0 of 6.625% senior secured notes due 2030 (“2030 Dollar Senior Secured Notes”). Coty received net proceeds of $740.6 in connection with the offering of the 2030 Dollar Senior Secured Notes. In accordance with the 2018 Coty Credit Agreement (as defined below), as amended, the net proceeds received from this offering were utilized to pay down the outstanding balance of the U.S. dollar and euro portions of the 2018 Coty Term B Facility, as defined below, by $715.5 and €22.6 million (approximately $25.1), respectively, in addition to related fees and expenses thereto.
On September 19, 2023, the Company issued an aggregate principal amount of €500.0 million of 5.750% senior secured notes due 2028 ("2028 Euro Senior Secured Notes") in a private offering. Coty received net proceeds of €493.8 million in connection with the offering of the 2028 Euro Senior Secured Notes. In accordance with the 2018 Coty Credit Agreement (as defined below), as amended, the net proceeds received from this offering were utilized to pay down a portion of the borrowings outstanding under the 2023 Coty Revolving Credit Facility, without a reduction in commitment. Coty used cash on hand to pay the related fees and expenses to this offering.
2018 Term B Facility Repayment
On August 3, 2023, the Company repaid €408.0 million (approximately $446.1) of the debt outstanding under the 2018 Term B Facility.
Senior Secured Notes
On April 21, 2021, the Company issued an aggregate principal amount of $900.0 of 5.00% senior secured notes due 2026 (the “2026 Dollar Senior Secured Notes”). Coty received gross proceeds of $900.0 in connection with the offering of the 2026 Dollar Senior Secured Notes.
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 million of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 million in connection with the offering of the 2026 Euro Senior Secured Notes.
On November 30, 2021, the Company issued an aggregate principal amount of $500.0 of 4.75% senior secured notes due 2029 ("2029 Dollar Senior Secured Notes" and, together with the 2026 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, the “Senior Secured Notes”). Coty received gross proceeds of $500.0 in connection with the offering of the 2029 Dollar Senior Secured Notes.
See the above Recent Developments section for the issuances of the 2028 Euro Senior Secured Notes and 2030 Dollar Senior Secured Notes.
Coty used the gross proceeds of the offerings of the Senior Secured Notes to repay a portion of the term loans outstanding under the existing credit facilities and to pay related fees and expenses thereto.
The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described above. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral. For the 2028 Euro Senior Secured Notes and the 2030 Dollar Senior Secured Notes, the collateral security and certain covenants will be released upon the respective Senior Secured Notes achieving investment grade ratings from two out of the three ratings agencies.

Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, April 15, 2023 for the 2026 Euro Senior Secured Notes and 2026 Dollar Senior Secured Notes, September 15, 2025 for the 2028 Euro Senior Secured Notes, January 15, 2025 for the 2029 Dollar Senior Secured Notes and July 15, 2026 for the 2030 Dollar Senior Secured Notes (the "Early Redemption Dates").
The Applicable Premium related to the respective Senior Secured Notes on any redemption date and as calculated by the Company is the greater of:
(1)1.0% of the then outstanding principal amount of the respective Senior Secured Notes; and
(2)the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such respective Senior Secured Notes that would apply if such respective notes were redeemed on the respective Early Redemption Dates, (such redemption price is expressed as a percentage of the principal amount being set forth in the table appearing in the Redemption Pricing section below), plus (ii) all remaining scheduled payments of interest due on the respective Senior Secured Notes to and including the respective Early Redemption Dates, (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date), with respect to each of subclause (i) and (ii), computed using a discount rate equal to the Treasury Rate in the case of the 2026 Dollar Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, or Bund Rate in the case of the 2026 Euro Senior Secured Notes and the 2028 Euro Senior Secured Notes (both Treasury Rate and Bund Rate as defined in the respective indentures) as of such redemption date plus 50 basis points; over (b) the principal amount of the respective Senior Secured Notes.
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
At any time on or after the Early Redemption Dates, the Company may redeem some or all of the respective notes at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on respective dates of each of the years indicated below:

	Price
For the period beginning	2026 Dollar Senior Secured Notes	2026 Euro Senior Secured Notes	2028 Euro Senior Secured Notes	2029 Dollar Senior Secured Notes	2030 Dollar Senior Secured Notes
Year	April 15,		September 15,	January 15,	July 15,
2024	101.250%	100.969%	N/A	N/A	N/A
2025	100.000%	100.000%	102.875%	102.375%	N/A
2026	N/A	N/A	101.438%	101.188%	103.313%
2027	N/A	N/A	100.000%	100.000%	101.656%
2028 and thereafter	N/A	N/A	100.000%	100.000%	100.000%
2018 Coty Credit Agreement
On April 5, 2018, the Company entered into an amended and restated credit agreement (the "2018 Coty Credit Agreement"), which, as previously disclosed, was amended most recently in July 2023.
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of the 2023 Coty Revolving Credit Facility (together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). See the above Recent Developments section for information on the revolver refinancing made in July 2023.
The 2018 Coty Credit Agreement, as amended, provides that with respect to the 2023 Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement, as amended, also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700.0 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement, as amended), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The obligations of the Company under the 2018 Coty Credit Agreement, as amended, are guaranteed by the material wholly-owned subsidiaries of the Company organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of the Company and the Guarantors under the 2018 Coty Credit Agreement, as amended, are secured by a perfected first priority lien (subject to permitted liens) on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Dutch Borrower does not guarantee the obligations of the Company under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement.
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility, in accordance to the 2018 Coty Credit Agreement, as amended. No balances remain outstanding under the 2018 Coty Term A Facility or 2018 Coty Term B Facility as of September 30, 2023. See the above Recent Developments section for information on the prepayments made on the 2018 Coty Term B Facility during the three months ended September 30, 2023.
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
The Senior Unsecured Notes are senior unsecured debt obligations of the Company and will be pari passu in right of payment with all of the Company’s existing and future senior indebtedness (including the Coty Credit Facilities). The Senior Unsecured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors. The Senior Unsecured Notes are senior unsecured obligations of the Company and are effectively junior to all existing and future secured indebtedness of the Company to the extent of the value of the collateral securing such secured indebtedness. The related guarantees are senior unsecured obligations of each Guarantor and are effectively junior to all existing and future secured indebtedness of such Guarantor to the extent of the value of the collateral securing such indebtedness.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $5.2 and $0.0 during the three months ended September 30, 2023 and 2022, respectively, which were recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations. Additionally, during the three months ended September 30, 2023 and 2022, the Company capitalized deferred issuance fees of $40.4 and $0.0, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
(1)SOFR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
(2)Alternate base rate (“ABR”) plus the applicable margin.

In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings S&P/Moody’s:	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	September 30, 2023		June 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,419.1	$3,305.0	$2,161.0	$2,066.9
2018 Coty Credit Agreement	85.0	85.0	1,412.6	1,393.5
Senior Unsecured Notes	663.7	657.0	669.0	661.5
Brazilian Credit Facilities	31.9	32.1	31.9	32.2
The fair value of the 2023 Coty Revolving Credit Facility is equal to its carrying value, as the Company has the ability to repay the outstanding principal at par value at any time. The Company uses the market approach to value its other debt instruments. The Company obtains fair values from independent pricing services or utilizes the U.S. dollar SOFR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of September 30, 2023, are presented below:

Fiscal Year Ending June 30,
2024, remaining	$31.9
2025	—
2026	2,304.0
2027	—
2028	—
Thereafter	1,863.8
Total	$4,199.7
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2023 through April 5, 2025	4.00 to 1.00

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
As of September 30, 2023, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2023 and 2022, respectively, is presented below:

	Three Months Ended September 30,
	2023	2022
Interest expense	$66.8	$57.6
Foreign exchange losses, net of derivative contracts	8.2	11.9
Interest income	(5.2)	(3.6)
Total interest expense, net	$69.8	$65.9

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	—	—	1.3	1.2	0.1	0.2	1.4	1.4
Interest cost	0.2	0.2	3.2	2.7	0.4	0.4	3.8	3.3
Expected return on plan assets	—	—	(1.2)	(0.9)	—	—	(1.2)	(0.9)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net (gain) loss	(0.2)	(0.7)	(0.6)	(0.2)	(0.6)	(0.5)	(1.4)	(1.4)
Net periodic benefit cost (credit)	—	(0.5)	2.7	2.8	(0.2)	—	2.5	2.3

12. DERIVATIVE INSTRUMENTS
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
As of September 30, 2023 and June 30, 2023, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $29.1 and $28.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of September 30, 2023 and June 30, 2023, the notional amounts of these outstanding non-designated foreign currency forward and cross-currency swap contracts were $1,465.1 and $1,653.5, respectively.
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
As of September 30, 2023 and June 30, 2023, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $200.0. These interest rate swaps are designated and qualify as cash flow hedges and were highly effective.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of accumulated other comprehensive income (loss) ("AOCI/(L)"), along with the foreign currency translation adjustments on those investments. As of September 30, 2023 and June 30, 2023, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €835.9 million and €701.3 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June and December 2022, the Company entered into certain forward repurchase contracts to start hedging for potential $200.0 and $196.0 share buyback programs, in 2024 and 2025, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $5.5 and $(12.2) as of September 30, 2023 and June 30, 2023, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of September 30, 2023 and June 30, 2023, and will remain until the sale or substantial liquidation of the underlying net investments.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2023	2022
Foreign exchange forward contracts	$1.1	$1.7
Interest rate swap contracts	1.0	1.7
Net investment hedges	17.7	(5.3)
The accumulated (loss) gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $2.2 and $0.7 as of September 30, 2023 and June 30, 2023, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $1.5. As of September 30, 2023, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2023		2022
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.7)	$—	$(1.5)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.6	—	1.8
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2023	2022
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$—
Foreign exchange contracts	Interest expense, net	(29.4)	(34.2)
Foreign exchange and forward repurchase contracts	Other (expense) income, net	(75.7)	(52.0)
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2023, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2023, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 888.0 million.
On September 28, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with a group of underwriters to issue and sell 33.0 million shares of the Company’s Class A common stock, par value $0.01 per share, at a public offering price of $10.80 (or €10.28) per share in a global offering (the “Offering”). The Company also announced the admission to listing and trading of its Common Stock on the professional segment of the Euronext Paris.
30.0 million shares were issued in euros and delivered on September 29, 2023 ("EUR shares"), and the remaining 3.0 million shares were issued in U.S. dollars and delivered on October 2, 2023 ("USD shares").
Settlement of the Offering occurred on October 2, 2023 when €299.8 million was received for the EUR shares and $31.5 was received for the USD shares, net of $10.0 of underwriting fees. Additionally, the Company incurred $5.5 in estimated other professional fees. The underwriting fees and other professional fees incurred in connection with the Offering were incremental costs directly attributable to the issuance and thus were presented as a reduction of Equity in the Condensed Consolidated Balance Sheets.

The Company presented the receivables of $348.5 from the Offering as a reduction of its equity at September 30, 2023.
The Company's Majority Stockholder
Immediately after the Offering and taking into account the proxy agreement entered into on September 29, 2023 by and among JAB Beauty B.V. ("JAB"), Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, JAB, the Company’s largest stockholder, may be deemed to beneficially own approximately 53% of Coty’s Class A Common Stock. This is inclusive of the 3.0 million shares JAB purchased in the Offering and all voting interests of HFS, including its shares of Series B Preferred Stock on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of September 30, 2023, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of September 30, 2023, there were 1.0 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of September 30, 2023, the Company has $0.2 Series A Preferred Stock classified as a liability recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
Convertible Series B Preferred Stock
On May 11, 2020, the Company entered into an Investment Agreement with KKR Rainbow Aggregator L.P. ("KKR Aggregator"), relating to the issuance and sale by the Company to KKR Aggregator of up to 1,000,000 shares of the Company’s new Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $1,000.0, or $1,000 per share (the “Issuance”). The Company completed the issuances and sales of the Series B Preferred Stock on May 26, 2020 and July 31, 2020. On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock, to HFS. The transaction closed on August 27, 2021.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, Kohlberg Kravis Roberts & Co. L.P. and its affiliates ("KKR") has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended September 30, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. As of September 30, 2023 and June 30, 2023, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock (the “Incremental Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three months ended September 30, 2023, the Company did not repurchase any shares of its Class A Common Stock under the Incremental Repurchase Program. As of September 30, 2023, the Company had authority for $396.8 remaining under the Incremental Repurchase Program.
In June and December 2022, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0 and $196.0 share buyback programs in 2024 and 2025, respectively.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the June and December 2022 Forward transactions were 9.7% and 9.7%, respectively, as of September 30, 2023.

Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended September 30, 2023.
During the period ended September 30, 2023 no dividends on Common Stock were recorded to additional paid-in capital ("APIC").
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2023 and 2022 was nil, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of nil and $0.4, of which $0.1 related to employee taxes, for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2023 and 2022, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $1.0 as of September 30, 2023 and June 30, 2023. In addition, accrued dividends of $0.1 are included in Other noncurrent liabilities as of September 30, 2023 and June 30, 2023.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive income (loss) before reclassifications	1.5	17.7	(132.1)	(1.5)	(114.4)
Net amounts reclassified from AOCI/(L)	—	—	—	(0.6)	(0.6)
Net current-period other comprehensive income (loss)	1.5	17.7	(132.1)	(2.1)	(115.0)
Balance—September 30, 2023	$2.2	$(32.1)	$(800.0)	$52.5	$(777.4)

(a) For the three months ended September 30, 2023, other comprehensive loss before reclassifications of $1.5 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $1.5, net of tax of $0.9.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2023	2022
Equity plan expense (a)	$30.2	$31.4
Liability plan (income) expense	(0.5)	(0.3)
Total share-based compensation expense	$29.7	$31.1

(a) Equity plan share-based compensation expense of $30.2 and $31.4 were recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity for the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the total unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is $0.5, $2.8, $142.7, and $25.3, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.66, 1.72, 3.98 and 2.77 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted no shares of RSUs and other share awards during the three months ended September 30, 2023. The Company recognized share-based compensation expense of $29.4 and $30.7 for the three months ended September 30, 2023 and 2022, respectively, of which $21.0 and $23.5 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted 2.1 million shares of PRSUs, during the three months ended September 30, 2023. The Company recognized share-based compensation expense of $0.6 and $0.0 for the three months ended September 30, 2023 and 2022, respectively, of which $0.1 and $0.0, respectively, related to Ms. Nabi's award, as described below.
Long-term Equity Program for CEO
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units (the “Award”) on June 30, 2021. The Award vested and settled in 10.0 million shares of the Company’s Class A Common Stock, par value $0.01 per share, on each of August 31, 2021, August 31, 2022 and August 31, 2023. The Company recognized the share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested.
In connection with this Award, on October 29, 2021 and September 18, 2023, JAB, the Company’s largest stockholder and a wholly-owned subsidiary of JAB Holding Company S.à r.l., completed the transfer of 10.0 million and 5.0 million shares of Class A Common Stock, respectively, to Ms. Nabi.
On August 31, 2023 and 2022, the Company issued 5.0 million and 10.0 million shares of Class A Common Stock, respectively, to Ms. Nabi in connection with the third and second vesting of the Award.
Pursuant to the term of the amended employment agreement on May 4, 2023, the Company granted Ms. Nabi a one-time award of 10,416,667 RSUs and will grant a total of 10,416,665 PRSUs in five equal tranches over the next five years. These two awards will vest periodically over the next seven years in accordance with the terms discussed below.
Ms. Nabi's 10,416,667 RSUs will vest and settle in shares of the Company’s Class A Common Stock, par value $0.01 per share over five years on the following vesting schedule: (i) 15% on September 1, 2024, (ii) 15% on September 1, 2025, (iii) 20% on September 1, 2026, (iv) 20% on September 1, 2027; and (v) 30% on September 1, 2028, in each case subject to Ms. Nabi’s continued employment through the applicable vesting date. The Company will recognize approximately $109.6 of share-based compensation expense, on a straight-line basis over the vesting period, based on the fair value on the grant date, net of forfeitures. The amount of compensation cost recognized at each vesting date must at least equal the portion of the award legally vested.
The first tranche of Ms. Nabi's PRSU award of 2,083,333 shares shall fully vest on September 1, 2026, subject to the achievement of three-year performance objectives determined by the Board on September 28, 2023 (the grant date) and subject to Ms. Nabi’s continued employment. The next four tranches of 2,083,333 PRSUs will be granted on or around each September 1 of 2024 through 2027, which shall vest on the third-year anniversary of the respective grant date, subject in each case to the achievement of three-year performance objectives to be determined by the Board. The Company will recognize share-based compensation expense associated with these PRSUs, on a straight-line basis over the vesting period, based on the fair value on the grant date when it is probable that the performance condition will be achieved.
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
Restricted Stock
The Company granted no shares of restricted stock, during the three months ended September 30, 2023. The Company recognized share-based compensation expense of $0.5 and $0.5 for the three months ended September 30, 2023 and 2022, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock or Series A-1 Preferred Stock during the three months ended September 30, 2023. The Company recognized share-based compensation income of $0.6 and $0.4 for the three months ended September 30, 2023 and 2022, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2023. The Company recognized share-based compensation (income) expense of $(0.2) and $0.3 for the three months ended September 30, 2023 and 2022, respectively.
15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2023	2022
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$1.6	$128.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net (loss) income attributable to common stockholders	$(1.7)	$125.3

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	854.3	842.0
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	—	16.5
Effect of Convertible Series B Preferred Stock (c)	—	23.7
Effect of Forward Repurchase Contracts (d)	—	—
Weighted-average common shares outstanding—Diluted	854.3	882.2

Earnings per common share:
Earnings per common share - basic	$—	$0.15
Earnings per common share - diluted (e)	—	0.15

(a) For the three months ended September 30, 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period. For the three months ended September 30, 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 6.2 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS.

(b) For the three months ended September 30, 2023, RSUs were excluded from the computation of diluted loss per share due to the net loss incurred during the period.
(c) For the three months ended September 30, 2023, Convertible Series B Preferred Stock was excluded from the computation of diluted loss per share due to the net loss incurred during the period.
(d) For the three months ended September 30, 2023, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted loss per share due to the net loss incurred during the period. For the three months ended September 30, 2022, 3.1 million weighted average dilutive shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, RSUs and PRSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $3.3, respectively, and to reverse the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash of $44.3 and $27.7, respectively, if dilutive, for the three months ended September 30, 2023 and 2022 on net income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of September 30, 2023, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $98.6 and $93.5 as the RNCI balances as of September 30, 2023 and June 30, 2023, respectively.
17. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (mostly involving allegations related to alleged asbestos in the Company’s talc-based cosmetic products), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2023 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2023
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$0.0 million (approximately $0.0) (a)
Aug-20		ICMS	2017-2019	R$674.1 million (approximately $133.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$414.6 million (approximately $82.4)
Nov-22		IPI	2018-2019	R$556.5 million (approximately $110.5)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$223.0 million (approximately $44.3)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$65.2 million (approximately $13.0)

(a) During the fourth quarter of fiscal 2023, the ICMS assessment received in March 2018 had an unfavorable decision at administrative instance. The Company paid the R$1.1 million (approximately $0.2) penalty in August 2023 and the case closed. The Company does not believe the outcome of this decision will weigh on other pending cases as the case factors for other open ICMS assessments are different.

The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive, for which the Company received an unfavorable ruling and has filed an appeal. In the first quarter of fiscal 2024, the Company filed a motion for clarification as a step before potentially appealing to a Brazilian higher court. All other cases are currently in the administrative process. The Company expects that cases may move from the administrative to the judicial process, although the exact timing is uncertain. For cases in the judicial process, the Company will be required to make a judicial deposit or enter into a surety bond for the disputed tax assessment, interest and penalties. The judicial process in Brazil is likely to take a number of years to conclude. The Company is seeking favorable judicial and administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Due to the fiscal environment in Brazil, the possibility of further tax assessments related to the same or similar matters cannot be ruled out.
18. RELATED PARTY TRANSACTIONS
Relationship with KKR
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $6.6, in the three months ended September 30, 2023, which is reported in Other expense (income), net in the Condensed Consolidated Statements of Operations. As of September 30, 2023, the Company earned the full amount advanced from the Wella Business as part of this agreement and has recognized a receivable from Wella of $4.1 for amounts earned that have not been paid.
Wella
As of September 30, 2023, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing and distribution arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $1.0 and $2.3, respectively, for the three months ended September 30, 2023 and $0.8 and $2.1, respectively, for the three months ended September 30, 2022. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Amounts due to the Company pursuant to this arrangement as of September 30, 2023 is $0.3.
As of September 30, 2023, accounts receivable from and accounts payable to Wella of $78.4 and $7.6, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of September 30, 2023, the Company has accrued $34.5 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three months ended September 30, 2023 and 2022, Coty recorded $0.7 and $1.7, respectively of share-based compensation expense related to Wella employees, which was presented as part of Other expense (income), net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.1 and $2.4, respectively for the three months ended September 30, 2023 and 2022.
19. SUBSEQUENT EVENTS
Euronext Paris Public Offering
On September 28, 2023, the Company entered into the Underwriting Agreement with a group of underwriters to issue and sell 33.0 million shares of the Company’s Class A common stock, par value $0.01 per share (see Note 13—Equity and Convertible Preferred Stock for additional information). The Company intends to use the proceeds of approximately $348.5, net of underwriting fees, from this offering primarily to retire the principal amount of outstanding debt. Other uses include general corporate purposes, such as strategic investments in the business, working capital and capital expenditures. Settlement of the Offering occurred on October 2, 2023.
Paydown of Brazilian Credit Facility
On October 5, 2023, a wholly-owned subsidiary of the Company utilized cash on hand to fully paid down the U.S. Dollar-denominated credit facility in Brazil in the amount of $31.9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Fiscal 2023 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock and expectations for stock repurchases), investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19, the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East) and expectations regarding future service levels and inventory levels, the impact of the dual-listing of our Class A Common Stock on Euronext Paris, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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

•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products in our skincare and prestige cosmetics portfolios, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media);
•use of estimates and assumptions in preparing our financial statements, including with regard to revenue recognition, income taxes (including the expected timing and amount of the release of any tax valuation allowance), the assessment of goodwill, other intangible and long-lived assets for impairments, the market value of inventory, and the fair value of the equity investment;
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
•any change to our capital allocation and/or cash management priorities, including any change in our dividend policy and any change in our stock repurchase plans;
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

•administrative, product development and other difficulties in meeting the expected timing of market expansions, product launches, re-launches and marketing efforts, including in connection with new products in our skincare and prestige cosmetics portfolios;
•changes in the demand for our products due to declining or depressed global or regional economic conditions, and declines in consumer confidence or spending, whether related to the economy (such as austerity measures, tax increases, high fuel costs, or higher unemployment), wars and other hostilities and armed conflicts, natural or other disasters, weather, pandemics, security concerns, terrorist attacks or other factors;
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, armed conflict in the Middle East, elections in Brazil, the current U.S. administration and future elections, changes in the U.S. tax code, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union, and Asia and in other regions where we operate, potential regulatory limits on payment terms in the European Union, recent and future changes in sanctions regulations including in connection with the war in Ukraine and any escalation or expansion thereof, regulatory uncertainty impacting the wind-down of our business in Russia, and recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar global public health events, the outbreak of war or hostilities (including the war in Ukraine and armed conflict in the Middle East and any escalation or expansion thereof), the impact of global supply chain challenges, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
•our ability to adapt our business to address climate change concerns, including through the implementation of new or unproven technologies or processes, and to respond to increasing governmental and regulatory measures relating to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure, as well as new taxes (including on energy and plastic), and the impact of such measures on our costs, business operations and strategy;
•restrictions imposed on us through our license agreements, credit facilities and senior unsecured bonds or other material contracts, our ability to generate cash flow to repay, refinance or recapitalize debt and otherwise comply with our debt instruments, and changes in the manner in which we finance our debt and future capital needs;
•increasing dependency on information technology, including as a result of remote working practices, and our ability or the ability of any of the third-party service providers we use to support our business, to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, including ransomware attacks, costs and timing of implementation and effectiveness of any upgrades or other changes to information technology systems, and the cost of compliance or our failure to comply with any privacy or data security laws (including the European Union General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act and similar state laws, the Brazil General Data Protection Law, and the China Data Security Law and Personal Information Protection Law) or to protect against theft of customer, employee and corporate sensitive information;
•our ability to attract and retain key personnel and the impact of senior management transitions;
•the distribution and sale by third parties of counterfeit and/or gray market versions of our products;
•the impact of our ongoing transformation agenda and continued process improvements on our relationships with key customers and suppliers and certain material contracts;
•our relationship with JAB Beauty B.V., as our majority stockholder, and its affiliates, and any related conflicts of interest or litigation;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2024” refer to the fiscal year ending June 30, 2024. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Our strategic priorities include stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio leveraging existing brands, enhancing our e-commerce and Direct-to-Consumer (“DTC”) capabilities, expanding our presence in China and travel retail through Prestige products and select Consumer Beauty brands, and establishing Coty as an industry leader in sustainability. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to making a positive impact on the planet.

Our products are sold in over 120 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.

We expect that our net revenue for fiscal year 2024 will grow in the high single digits to low double digits versus the prior year, excluding the impact of foreign exchange, the Russia Market Exit and the early termination of the Lacoste fragrance license.
Order Fill Rates
Our ability to fulfill demand for our products is critical to our success. Through steps taken to improve order fill rates and mitigate the impact of supply chain constraints, we have seen sequential quarterly improvements in our order fill rates on a company-wide basis. As a result, we achieved near pre-COVID-19 service levels across our divisions during the first quarter.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. We continued to experience the impact of inflation on material, logistical and other costs during the three months ended September 30, 2023. We expect that the combination of our strategy to premiumize the portfolio, cost savings programs, and recent pricing actions will enable us to offset inflationary pressure on costs. Inflation may continue to impact certain costs, such as labor, however, we currently anticipate the overall impact of inflation to ease in the upcoming quarters.
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
•Gain on sale and early license termination: We have excluded the impact of gain on sale and early license termination as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the sale and early license termination.
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
•Other (income) expense: We have excluded the impact of pension curtailment (gains) and losses and pension settlements as such events are triggered by our restructuring and other business realignment activities and the amount of such charges vary significantly based on the size and timing of the programs. Further, we have excluded the change in fair value of the investment in Wella, as well as expenses related to potential or actual sales transactions reducing equity investments, as our management believes these unrealized (gains) and losses do not reflect our underlying ongoing business, and the adjustment of such impact helps investors and others compare and analyze performance from period to period. We have excluded the gain on the exchange of Series B Preferred Stock. Such transactions do not reflect our operating results and we have excluded the impact as our management believes that the adjustment of these items supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.
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
•Deemed Preferred Stock Dividends: We have excluded preferred stock deemed dividends related to the First Exchange and the Second Exchange (as disclosed and defined in Note 27—Related Party Transactions in our Annual Report on Form 10-K for fiscal 2023) from our calculation of adjusted net income attributable to Coty Inc. These deemed dividends are nonmonetary in nature, the transactions were entered into to simplify our capital structure and do not reflect our underlying ongoing business. Management believes that this adjustment helps investors and others compare and analyze our performance from period to period.
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

THREE MONTHS ENDED SEPTEMBER 30, 2023 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2022
NET REVENUES
In the three months ended September 30, 2023, net revenues increased 18%, or $251.4, to $1,641.4 from $1,390.0 in the three months ended September 30, 2022. Excluding net revenue from the first quarter of the prior period from Russia, net revenues increased 21% or $280.9 to $1,641.4 from $1,360.5 in the three months ended September 30, 2022, reflecting a positive price and mix impact of 17% and a positive foreign currency exchange translation impact of 3%, and an increase in unit volume of 1%. The overall increase in net revenues reflects growth of prestige fragrances, specifically Burberry, Hugo Boss, Calvin Klein, Gucci and Marc Jacobs. Net revenues increased in our Consumer Beauty segment due to positive performance across the color cosmetics category, mass fragrance category, and the skin and body care category in Brazil.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of targeted price increases across our product portfolio. Volume growth across our fragrance portfolio, as well as in skin and body care products in Brazil, helped partially offset volume declines from certain brands in China due to macroeconomic conditions.
Geographically, except for China, net revenues in all major markets grew, led by the United States. Additionally, there was an increase in travel retail sales in the Europe, Americas and Asia Pacific regions.
Digital and e-commerce sales growth also contributed to the increase in net revenues.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2023	2022	Change %
NET REVENUES
Prestige	$1,064.7	$863.4	23%
Consumer Beauty	576.7	526.6	10%
Total	$1,641.4	$1,390.0	18%
Prestige
In the three months ended September 30, 2023, net revenues from the Prestige segment increased 23%, or $201.3 to $1,064.7 compared to $863.4 in the three months ended September 30, 2022. Excluding net revenue from the first quarter of the prior period from Russia, net revenues from the Prestige segment increased 25% or $215.8 to $1,064.7 from $848.9 in the three months ended September 30, 2022, reflecting a positive price and mix impact of 11%, an increase in unit volume of 11%, and a positive foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)the successful launch of Burberry Goddess;
(ii)continued success and growth of prestige fragrances, specifically Burberry Her, Hugo Boss Boss Bottled, Calvin Klein, Gucci Flora, Gucci Guilty, and Marc Jacobs Perfect; and
(iii)an increase in net revenues due to positive pricing and mix impact as a result of global price increases and in line with the overall premiumization strategy.
Consumer Beauty
In the three months ended September 30, 2023, net revenues from the Consumer Beauty segment increased 10%, or $50.1, to $576.7 from $526.6 in the three months ended September 30, 2022. Excluding net revenue from the first quarter of the prior period from Russia, net revenues from the Consumer Beauty segment increased 13% or $65.1 to $576.7 from $511.6 in the three months ended September 30, 2022, reflecting a positive price and mix impact of 10% and a positive foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from color cosmetics brands, including Rimmel Manhattan, primarily attributable to color category growth in European markets and distribution gains in the United States;
(ii)an increase in net revenues from the mass fragrance category primarily due to the re-launch of David Beckham Instinct, distribution growth in the United States for the Nautica fragrance brand, and innovation in Bruno Banani with the launch of Magnetic Man;
(iii)an increase in net revenues from the skin and body care brands in Brazil due to strong category momentum and positive impact of pricing; and

(iv)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
These increases in net revenues were partially offset by:
(i)a decrease in net revenues due to lower sales volume for Adidas primarily as a result of category slowdown in China.
COST OF SALES
In the three months ended September 30, 2023, cost of sales increased 20%, or $98.2, to $599.5 from $501.3 in the three months ended September 30, 2022. Cost of sales as a percentage of net revenues increased to 36.5% in the three months ended September 30, 2023 from 36.1% in the three months ended September 30, 2022, resulting in a gross margin decrease of approximately 40 basis points, primarily reflecting:
(i)approximately 60 basis points related to an increase in excess and obsolescence costs primarily associated with the Prestige product portfolio;
(ii)approximately 30 basis points related to an increase in designer license fees due licensed Prestige brands comprising a larger portion of overall net revenues in the current period; and
(ii)    approximately 10 basis points primarily related to an increase in manufacturing and material costs.
These decreases were partially offset by:
(i)approximately 70 basis points related to decreased freight costs.

The above includes the negative impact of inflation (principally for material costs) and the positive impact from pricing of approximately 190 basis points each.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2023, selling, general and administrative expenses increased 14%, or $96.7, to $767.4 from $670.7 in the three months ended September 30, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 46.8% in the three months ended September 30, 2023 from 48.3% in the three months ended September 30, 2022, or approximately 150 basis points. This decrease primarily reflects:
(i)150 basis points due to a decrease in administrative fees as a percentage of net revenues, which was primarily due to lower depreciation expense related to fully depreciated IT equipment, lower costs associated with leased IT equipment, and lower compensation and outsourcing related expenses;
(ii)50 basis points due to a decrease in logistics costs as a percentage of net revenues; and
(iii)40 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
These decreases were partially offset by the following increases:
(i)30 basis points due to an increase in bad debt expense;
(ii)30 basis points due to unfavorable transactional impact from our exposure to foreign currency fluctuations; and
(iii)30 basis points due to an increase in advertising and consumer promotional costs primarily due to an increase in consumer promotions and sampling and non-working media spend.
OPERATING INCOME
In the three months ended September 30, 2023, operating income was $197.5 compared to income of $171.9 in the three months ended September 30, 2022. Operating income as a percentage of net revenues, decreased to 12.0% in the three months ended September 30, 2023 as compared to 12.4% in the three months ended September 30, 2022. The decrease in operating margin is primarily driven by an increase in restructuring costs, an increase in cost of goods sold as a percentage of net revenues, an increase in advertising and consumer promotional costs as a percentage of net revenues, partially offset by a decrease in fixed costs as a percentage of net revenues.

Operating Income (Loss) by Segment

	Three Months Ended September 30,
(in millions)	2023	2022	Change %
Operating income (loss)
Prestige	$221.6	$170.3	30%
Consumer Beauty	32.0	32.0	—%
Corporate	(56.1)	(30.4)	(85)%
Total	$197.5	$171.9	15%
Prestige
In the three months ended September 30, 2023, operating income for Prestige was $221.6 compared to income of $170.3 in the three months ended September 30, 2022. Operating margin increased to 20.8% of net revenues in the three months ended September 30, 2023 as compared to 19.7% in the three months ended September 30, 2022, driven by a decrease in fixed costs as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Consumer Beauty
In the three months ended September 30, 2023, operating income for Consumer Beauty was $32.0 compared to income of $32.0 in the three months ended September 30, 2022. Operating margin decreased to 5.5% of net revenues in the three months ended September 30, 2023 as compared to 6.1% in the three months ended September 30, 2022, driven by an increase in advertising and consumer promotional costs as a percentage of net revenues and cost of goods sold as a percentage of net revenues, partially offset by a decrease in fixed costs as a percentage of net revenues.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2023, the operating loss for Corporate was $56.1 compared to a loss of $30.4 in the three months ended September 30, 2022, as described under “Adjusted Operating Income (Loss) for Continuing Operations” below. The increase in the operating loss for Corporate was primarily driven by an increase in restructuring costs in the current period.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$221.6	$38.7	$260.3
Consumer Beauty	32.0	9.9	41.9
Corporate	(56.1)	56.1	—
Total	$197.5	$104.7	$302.2

	Three Months Ended September 30, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$170.3	$37.0	$207.3
Consumer Beauty	32.0	10.3	42.3
Corporate	(30.4)	30.4	—
Total	$171.9	$77.7	$249.6

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
Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended September 30,
(in millions)	2023	2022	Change %
Reported operating income	$197.5	$171.9	15%
% of net revenues	12.0%	12.4%
Amortization expense	48.6	47.3	3%
Restructuring and other business realignment costs	27.3	(0.8)	>100%
Stock-based compensation	29.7	31.1	(5)%
Gain on sale of real estate	(1.7)	(1.0)	(70)%
Early license termination and market exit costs	0.8	1.1	(27)%
Total adjustments to reported operating income	$104.7	$77.7	35%
Adjusted operating income	$302.2	$249.6	21%
% of net revenues	18.4%	18.0%
Adjusted depreciation	58.1	58.3	—%
Adjusted EBITDA	$360.3	$307.9	17%
% of net revenues	22.0%	22.2%
In the three months ended September 30, 2023, adjusted operating income increased $52.6 to $302.2 from $249.6 in the three months ended September 30, 2022. Adjusted operating margin increased to 18.4% of net revenues in the three months ended September 30, 2023 from 18.0% in the three months ended September 30, 2022, primarily driven by a decrease in fixed costs as a percentage of net revenues. In the three months ended September 30, 2023, adjusted EBITDA increased $52.4 to $360.3 from $307.9 in the three months ended September 30, 2022. Adjusted EBITDA margin decreased to 22.0% of net revenues in the three months ended September 30, 2023 from 22.2% in the three months ended September 30, 2022.
Amortization Expense
In the three months ended September 30, 2023, amortization expense increased to $48.6 from $47.3 in the three months ended September 30, 2022. In the three months ended September 30, 2023, amortization expense of $38.7 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2022, amortization expense of $37.0 and $10.3 was reported in the Prestige and Consumer Beauty segments, respectively. The increase was primarily driven by foreign currency translation, primarily affecting the euro. This was partially offset by certain license agreements and product formulations, which were fully amortized in the prior year.
Restructuring and Other Business Realignment Costs
We continue to analyze our cost structure, including opportunities to simplify and optimize operations. In connection with the previously announced four-year Transformation plan to drive substantial improvement and optimization in our business, we have substantially completed and incurred all expected restructuring and other business realignment costs. We incurred $518.9 of cash costs life-to-date related to the Transformation plan as of September 30, 2023, which have been recorded in Corporate. During fiscal 2024, the Company began the implementation of continued process optimization and improved technology support for certain areas ("2024 Restructuring Actions").
In the three months ended September 30, 2023, we incurred restructuring and other business structure realignment costs of $27.3, as follows:
•We incurred restructuring costs of $28.4 primarily related to the 2024 Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(1.1) primarily related to the Transformation Plan, which is reported in selling, general and administrative expenses.
In the three months ended September 30, 2022, we incurred a credit in restructuring and other business structure realignment costs of $(0.8) as follows:
•We incurred a credit in restructuring costs of $(1.2) primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $0.4 primarily related to the Transformation Plan and certain other programs, of which $0.9 and a credit of $(0.5) were reported in Cost of sales and selling, general and administrative expenses, respectively in the Condensed Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended September 30, 2023, stock-based compensation was $29.7 as compared with $31.1 in the three months ended September 30, 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In the three months ended September 30, 2023 and 2022, all costs related to stock-based compensation were reported in Corporate.
Gain on Sale of Real Estate
In the three months ended September 30, 2023 and 2022, we recognized gain of $1.7 and $1.0, respectively, related to sale of real estate.
Early License Termination and Market Exit Costs
In the three months ended September 30, 2023, we incurred costs of $0.8 related to the early termination of a license and market exit activity which are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
In the three months ended September 30, 2022, we incurred costs of $1.1 related to our decision to wind down our business in Russia which are included in Selling, general and administrative expenses and Cost of sales in the Condensed Consolidated Statements of Operations.

Adjusted Depreciation Expense
In the three months ended September 30, 2023, adjusted depreciation expense of $27.3 and $30.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2022, adjusted depreciation expense of $27.6 and $30.7 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2023, net interest expense was $69.8 as compared with $65.9 in the three months ended September 30, 2022. This increase is primarily due the impact of a higher average interest rate in the current period, partially offset by lower losses due to foreign currency exchange.
OTHER EXPENSE (INCOME)
In the three months ended September 30, 2023, other expense was $76.6 as compared with other income of $98.2 in the three months ended September 30, 2022. This decrease in income to an expense position is principally due to a lower favorable fair value adjustment for our investment in the Wella Company recorded in the current period and an increase in loss due to a fair value adjustment for our forward repurchase contracts.
INCOME TAXES
The effective income tax rate for the three months ended September 30, 2023 and 2022 was 80.0% and 34.1%, respectively. The change in the effective tax rate for the three months ended September 30, 2023, as compared with the three months ended September 30, 2022, is primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$51.1	$40.9	80.0%	$204.2	$69.7	34.1%
Adjustments to reported operating income (a)	104.7			77.7
Change in fair value of investment in Wella Business (c)	(4.0)			(135.0)
Other adjustments (d)	3.9			0.2
Total Adjustments (b)	104.6	27.1		(57.1)	(26.2)
Adjusted income before income taxes	$155.7	$68.0	43.7%	$147.1	$43.5	29.6%

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
(d)For the three months ended September 30, 2023, this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW. For the three months ended September 30, 2022, this primarily represents loss from our equity investment in KKW.
The adjusted effective tax rate was 43.7% for the three months ended September 30, 2023 compared to 29.6% for the three months ended September 30, 2022. The differences were primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.

NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $1.6 in the three months ended September 30, 2023 as compared to net income of $128.6 in the three months ended September 30, 2022. The decrease in the income is primarily driven by a lower favorable fair value adjustment for our investment in the Wella Company recorded in the current period and an increase in loss due to a fair value adjustment for our forward repurchase contracts, partially offset by higher operating income.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2023	2022	Change %
Net income from Coty Inc. net of noncontrolling interests	$1.6	$128.6	(99)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net (loss) income attributable to Coty Inc.	$(1.7)	$125.3	<(100%)
% of net revenues	(0.1)%	9.0%
Adjustments to reported operating income (b)	104.7	77.7	35%
Change in fair value of investment in Wella Company (c)	(4.0)	(135.0)	97%
Adjustment to other expense (d)	3.9	0.2	>100%
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(27.1)	26.2	<(100%)
Adjusted net income attributable to Coty Inc.	$74.1	$92.7	(20)%
% of net revenues	4.5%	6.7%
Per Share Data
Adjusted weighted-average common shares
Basic	854.3	842.0
Diluted (a)	867.3	858.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.09	$0.11
Diluted (a)	$0.09	$0.11

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended September 30, 2023, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value loss for contracts with the option to settle in shares or cash of $44.3. For the three months ended September 30, 2022, the Forward Repurchase Contracts (3.1 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the fair market value loss of $27.7. For the three months ended September 30, 2023 and 2022, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended September 30, 2023 and 2022, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended September 30, 2023, this primarily represents divestiture-related costs related to our equity investments and loss from equity investment in KKW. For the three months ended September 30, 2022, this primarily represents adjustments for equity loss from KKW.
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
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt to reduce interest costs and improve our long-term profitability and cash flows. During the first quarter, we explored an opportunity to further deleverage by divesting a portion of our equity position in Wella to use the proceeds to repay our debt. On July 18, 2023, we announced that we had entered into a binding letter of intent to sell a 3.6% stake in Wella to an investment firm for $150.0. Subsequently, we and the investment firm mutually agreed not to pursue the proposed transaction and entered into a termination letter in October 2023. Our remaining 25.9% investment in Wella continues to give us the opportunity for further permanent debt reductions when our equity position is divested.
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
Although inflationary trends persisted into the first quarter, impacting material, logistical, and other costs, we expect that the impact of inflation will subside in the coming quarters. Additionally, we have improved order fill rates and achieved near pre-COVID-19 service levels in the first quarter and anticipate being able to maintain this level of service into the foreseeable future.
Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term B Facility and issuing fixed rate bonds. Approximately 98% of our total debt was fixed rate as of September 30, 2023. The remaining 2% variable rate debt was effectively converted to fixed rate through interest rate swap contracts as of September 30, 2023.
In the first quarter of fiscal 2024, we amended the 2018 Coty Credit Agreement and replaced our existing revolving commitments with two tranches of revolving commitments, having an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, and issued $750.0 and €500.0 million of senior secured notes due July 2030 and September 2028, respectively. The net proceeds received from the offerings were used to primarily pay down the outstanding balance of the U.S. dollar and euro portions of the 2018 Coty Term B Facility by $715.5 and €22.6 million (approximately $25.1), respectively and a portion of the borrowings outstanding under our revolving credit facility. In August 2023, we repaid the €408.0 million (approximately $446.1) of the debt outstanding under the 2018 Term B Facility, thus repaying the facility in full. See Note 9—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.
In October 2023, one of our wholly-owned subsidiaries utilized cash on hand to fully pay down the U.S. Dollar-denominated credit facility in Brazil in the amount of $31.9. See Note 19—Subsequent Events in the notes to our Condensed Consolidated Financial Statements for additional information on the repayment of our Brazilian debt.

Equity Offering
On September 28, 2023, we entered into an agreement with a group of underwriters to issue and sell 33.0 million shares of our Class A common stock, par value $0.01 per share (see Note 13—Equity and Convertible Preferred Stock for additional information). We intend to use the proceeds of approximately $348.5, net of underwriting fees, from this offering primarily to retire the principal amount of outstanding debt. Other uses include general corporate purposes, such as strategic investments in the business, working capital and capital expenditures. Settlement of the Offering occurred on October 2, 2023.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $253.9 and $202.9 as of September 30, 2023 and June 30, 2023, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $430.0 and $346.0 during the three months ended September 30, 2023 and 2022, respectively.
Cash Flows

	Three Months Ended September 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$186.2	$163.2
Net cash used in investing activities	(62.2)	(75.0)
Net cash used in financing activities	(78.6)	(87.8)
Net cash provided by operating activities
Net cash provided by operating activities was $186.2 and $163.2 for the three months ended September 30, 2023 and 2022, respectively. The increase in cash provided by operating activities of $23.0 was primarily reflects a net increase from the impacts from lower restructuring related cash payments, partially offset by higher cash payments for incomes taxes and interest. The remaining increase is driven by net inflows from changes in working capital primarily due to accrued expenses and other current liabilities.
Net cash used in investing activities
Net cash used in investing activities was $62.2 and $75.0 for the three months ended September 30, 2023 and 2022, respectively. The decrease in investing cash flows of $12.8 was due to timing and level of capital expenditures.
Net cash used in financing activities
Net cash used in financing activities during the three months ended September 30, 2023 and 2022 was $78.6 and $87.8, respectively. The decrease in cash used in financing activities of $9.2 was primarily driven by lower cash payments in the current year compared to the prior year due to realized losses on the Company's financing related foreign current contracts. These lower outflows were offset by the net impact of repayments of long-term debt associated with the 2018 Coty Credit Agreement during the first three months of the current fiscal year including payments for debt issuance costs compared to net proceeds from debt activity in the same period of the prior year.
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
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. We expect to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash.
For additional information on our dividends, see Note 13—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.

Treasury Stock - Share Repurchase Program
For information on our Share Repurchase Program, see Note 13—Equity and Convertible Preferred Stock in the notes to our Condensed Consolidated Financial Statements.
Commitments and Contingencies
See Note 16—Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our United Arab Emirates subsidiary and subsidiary in the Middle East.
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$423.8 million (approximately $84.2) as of September 30, 2023.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $6.8 and $7.2 and bank guarantees of $18.5 and $16.3 as of September 30, 2023 and June 30, 2023, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2023 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2023 Form 10-K. For the three months ended September 30, 2023, there have been no material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of September 30, 2023, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2023 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 12—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2023 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
For information on our legal matters, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2023.
Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Amendment No. 6 to Amended and Restated Credit Agreement, dated as of July 11, 2023, by and among Coty Inc., Coty B.V., the other loan parties thereto, the refinancing revolving lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2023).

10.2
Indenture, dated as of July 26, 2023, among the Company, HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee, Paying Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

10.3	Form of 6.625% Senior Secured Notes due 2030 (included in Exhibit 10.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2023).
10.4
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

10.5
Pledge and Security Agreement, dated as of July 26, 2023, by and among the Company, HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 26, 2023).

10.6
Indenture, dated as of September 19, 2023, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, Deutsche Bank Trust Company Americas, as trustee, registrar and collateral agent, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 19, 2023).

10.7	Form of 5.750% Senior Secured Notes due 2028 (included in Exhibit 10.6) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2023).
10.8
Joinder Agreement No. 4, dated as of September 19, 2023 among JPMorgan Chase Bank, N.A., as credit facility agent, Deutsche Bank Trust Company Americas, as initial other authorized representative, and the Company to the First Lien/First Lien Intercreditor Agreement, dated as of April 21, 2021, as modified by the Joinder Agreement No. 1, dated as of June 16, 2021, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas, as initial other authorized representative, the Joinder Agreement No. 2, dated as of November 30, 2021, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas, as initial other authorized representative, and the Joinder Agreement No. 3, dated as of July 26, 2023, among JPMorgan Chase Bank, N.A., as credit facility agent, and Deutsche Bank Trust Company Americas, as initial other authorized representative (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 19, 2023).

10.9
Pledge and Security Agreement, dated as of September 19, 2023, by and among the Company, HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 19, 2023).

10.10
Underwriting Agreement, dated September 28, 2023, by and between Coty Inc. and Banco Santander, BNP PARIBAS, Citigroup Global Markets Europe AG, Citigroup Global Markets Inc. and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 2, 2023).

10.11	Offer Letter dated as of September 29, 2023, between Coty Inc. and Kristin Blazewicz.†
10.12	Offer Letter dated as of September 28, 2023, between Coty Italia and Anna von Bayern.†
10.13	Offer Letter dated as of September 28, 2023, between Coty Management B.V. and Laurent Mercier.†
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: November 8, 2023	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)