Form 10-Q
period 2023-12-31
COTY INC.
filed 2024-02-08
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At January 31, 2024, 895,168,882 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenues	$1,727.6	$1,523.6	$3,369.0	$2,913.6
Cost of sales	603.5	525.3	1,203.0	1,026.6
Gross profit	1,124.1	998.3	2,166.0	1,887.0
Selling, general and administrative expenses	833.4	754.3	1,600.8	1,425.0
Amortization expense	48.3	47.6	96.9	94.9
Restructuring costs	5.7	(2.9)	34.1	(4.1)
Operating income	236.7	199.3	434.2	371.2
Interest expense, net	60.1	61.0	129.9	126.9
Other income, net	(80.8)	(141.9)	(4.2)	(240.1)
Income before income taxes	257.4	280.2	308.5	484.4
Provision for income taxes	71.4	38.8	112.3	108.5
Net income	186.0	241.4	196.2	375.9
Net income (loss) attributable to noncontrolling interests	0.5	(1.4)	1.6	(1.4)
Net income attributable to redeemable noncontrolling interests	4.6	4.5	12.1	10.4
Net income attributable to Coty Inc.	$180.9	$238.3	$182.5	$366.9
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	180.9	238.3	182.5	366.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net income attributable to common stockholders	$177.6	$235.0	$175.9	$360.3

Earnings per common share:
Earnings per common share - basic	$0.20	$0.28	0.20	0.43
Earnings per common share - diluted	0.20	0.27	0.20	0.42
Weighted-average common shares outstanding:
Basic	892.8	850.8	873.6	846.4
Diluted	922.8	886.8	883.3	884.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income	$186.0	$241.4	$196.2	$375.9
Other comprehensive income (loss):
Foreign currency translation adjustment	171.5	219.0	57.0	(45.1)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.3 and $1.2, and $(0.4) and $0.7 during the three and six months ended, respectively	(1.1)	(3.9)	0.4	(3.0)
Pension and other post-employment benefits adjustment, net of tax of $(0.4) and $(0.8), and $0.5 and $0.0 during the three and six months ended, respectively	0.6	1.5	(1.5)	(1.7)
Total other comprehensive income (loss), net of tax	171.0	216.6	55.9	(49.8)
Comprehensive income	357.0	458.0	252.1	326.1
Comprehensive income attributable to noncontrolling interests:
Net income (loss)	0.5	(1.4)	1.6	(1.4)
Foreign currency translation adjustment	—	0.3	—	0.3
Total comprehensive income (loss) attributable to noncontrolling interests	0.5	(1.1)	1.6	(1.1)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	4.6	4.5	12.1	10.4
Foreign currency translation adjustment	0.2	0.3	0.1	0.1
Total comprehensive income attributable to noncontrolling interests	4.8	4.8	12.2	10.5
Comprehensive income attributable to Coty Inc.	$351.7	$454.3	$238.3	$316.7
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$450.0	$246.9
Restricted cash	33.5	36.9
Trade receivables—less allowances of $23.1 and $23.2, respectively	500.2	360.9
Inventories	775.5	853.4
Prepaid expenses and other current assets	662.4	553.6
Total current assets	2,421.6	2,051.7
Property and equipment, net	705.9	712.9
Goodwill	4,021.9	3,987.9
Other intangible assets, net	3,739.5	3,798.0
Equity investments	1,084.2	1,068.9
Operating lease right-of-use assets	289.8	286.7
Deferred income taxes	597.5	589.9
Other noncurrent assets	155.3	165.6
TOTAL ASSETS	$13,015.7	$12,661.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462.9	$1,444.7
Accrued expenses and other current liabilities	1,194.6	1,042.0
Short-term debt and current portion of long-term debt	8.9	57.9
Current operating lease liabilities	61.5	65.6
Income and other taxes payable	123.1	126.6
Total current liabilities	2,851.0	2,736.8
Long-term debt, net	3,682.9	4,178.2
Long-term operating lease liabilities	251.6	247.5
Pension and other post-employment benefits	283.0	280.7
Deferred income taxes	746.8	659.7
Other noncurrent liabilities	343.1	325.4
Total liabilities	8,158.4	8,428.3
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 and 0.1 issued and outstanding at December 31, 2023 and June 30, 2023, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	102.2	93.5
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at December 31, 2023 and June 30, 2023	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 961.7 and 919.3 issued and 895.1 and 852.8 outstanding at December 31, 2023 and June 30, 2023, respectively	9.6	9.1
Additional paid-in capital	11,273.5	10,898.6
Accumulated deficit	(4,805.4)	(4,987.9)
Accumulated other comprehensive loss	(606.6)	(662.4)
Treasury stock—at cost, shares: 66.6 and 66.5 at December 31, 2023 and June 30, 2023, respectively	(1,446.3)	(1,446.3)
Total Coty Inc. stockholders’ equity	4,424.8	3,811.1
Noncontrolling interests	187.9	186.3
Total equity	4,612.7	3,997.4
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$13,015.7	$12,661.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2023
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2023	1.0	$—	919.3	$9.1	$—	$10,898.6	$—	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			30.0	0.3	31.5	311.2	(348.5)					(5.5)		(5.5)
Exercise of employee stock options and restricted stock units			5.2	0.1		(0.1)						—		—
Shares withheld for employee taxes						(0.8)						(0.8)		(0.8)
Share-based compensation expense						30.2						30.2		30.2
Equity Investment contribution for share-based compensation						0.7						0.7		0.7
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								1.6				1.6	1.1	2.7	7.5
Other comprehensive loss									(115.0)			(115.0)	—	(115.0)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value						2.3						2.3		2.3	(2.3)
BALANCE—September 30, 2023	1.0	$—	954.5	$9.5	$31.5	$11,238.8	$(348.5)	$(4,986.3)	$(777.4)	66.5	$(1,446.3)	$3,721.3	$187.4	$3,908.7	$98.6	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			3.0		(31.5)	30.9	348.5					347.9		347.9
Reacquired Class A Common Stock for employee taxes										0.1		—		—
Exercise of employee stock options and restricted stock units			4.2	0.1		11.2						11.3		11.3
Shares withheld for employee taxes						(17.3)						(17.3)		(17.3)
Share-based compensation expense						19.9						19.9		19.9
Equity Investment contribution for share-based compensation						0.6						0.6		0.6
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								180.9				180.9	0.5	181.4	4.6
Other comprehensive income									170.8			170.8		170.8	0.2
Distribution to noncontrolling interests, net												—		—	(8.5)
Adjustment of redeemable noncontrolling interests to redemption value						(7.3)						(7.3)		(7.3)	7.3
BALANCE—December 31, 2023	1.0	$—	961.7	$9.6	$—	$11,273.5	$—	$(4,805.4)	$(606.6)	66.6	$(1,446.3)	$4,424.8	$187.9	$4,612.7	$102.2	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2022
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2022	1.5	$—	905.5	$9.0	$10,805.8	$(5,496.1)	$(717.9)	66.3	$(1,446.3)	$3,154.5	$191.3	$3,345.8	$69.8	$142.4
Reacquired Class A Common Stock for employee taxes								0.1		—		—
Exercise of employee stock options and restricted stock units			10.2	—						—		—
Shares withheld for employee taxes					(1.1)					(1.1)		(1.1)
Share-based compensation expense					31.4					31.4		31.4
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net (loss) income						128.6				128.6	—	128.6	5.9
Other comprehensive loss							(266.2)			(266.2)	—	(266.2)	(0.2)
Adjustment of redeemable noncontrolling interests to redemption value					6.2					6.2		6.2	(6.2)
Equity investment contribution for share-based compensation					1.7					1.7		1.7
BALANCE—September 30, 2022	1.5	$—	915.7	$9.0	$10,840.7	$(5,367.5)	$(984.1)	66.4	$(1,446.3)	$3,051.8	$191.3	$3,243.1	$69.3	$142.4
Reacquired Class A Common Stock for employee taxes			—					—
Exercise of employee stock options and restricted stock units			3.2	0.1	(0.1)					—		—
Shares withheld for employee taxes					(10.5)					(10.5)		(10.5)
Share-based compensation expense					33.6					33.6		33.6
Changes in dividends accrued					0.1					0.1		0.1
Dividends accrued- Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income (loss)						238.3				238.3	(1.4)	236.9	4.5
Other comprehensive loss							216.0			216.0	0.3	216.3	0.3
Distribution to noncontrolling interests, net										—	—	—	—
Adjustment of redeemable noncontrolling interests to redemption value					4.4					4.4		4.4	(4.4)
Equity investment contribution for share-based compensation					1.0					1.0		1.0
BALANCE—December 31, 2022	1.5	$—	918.9	$9.1	$10,865.9	$(5,129.2)	$(768.1)	66.4	$(1,446.3)	$3,531.4	$190.2	$3,721.6	$69.7	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$196.2	$375.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212.2	210.4
Non-cash lease expense	31.3	32.1
Deferred income taxes	78.4	84.6
Releases for bad debts, net	(0.2)	(15.8)
Provision for pension and other post-employment benefits	5.0	4.6
Share-based compensation	49.9	65.3
(Gains) losses on disposals of long-term assets, net	(0.1)	4.7
Realized and unrealized gains from equity investments, net	(15.3)	(208.0)
Foreign exchange effects	18.0	24.8
Unrealized gains on forward repurchase contracts, net	(18.8)	(19.4)
Other	23.5	13.6
Change in operating assets and liabilities
Trade receivables	(139.6)	(45.7)
Inventories	81.9	(55.3)
Prepaid expenses and other current assets	(47.5)	(55.2)
Accounts payable	23.2	227.2
Accrued expenses and other current liabilities	138.7	75.1
Operating lease liabilities	(30.4)	(33.5)
Income and other taxes payable	(0.7)	12.2
Other noncurrent assets	(10.9)	(13.3)
Other noncurrent liabilities	13.3	(38.9)
Net cash provided by operating activities	608.1	645.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121.1)	(102.1)
Proceeds from sale of long-term assets and license terminations	1.7	56.9
Net cash used in investing activities	(119.4)	(45.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	1,134.0	612.0
Repayments of revolving loan facilities	(1,347.0)	(806.1)
Proceeds from issuance of other long-term debt	1,284.3	—
Repayments of term loans and other long-term debt	(1,613.5)	(188.6)
Dividend payments on Class A Common Stock and Series B Preferred Stock	(6.8)	(7.1)
Proceeds from issuance of Class A Common Stock in connection with global offering, net of offering costs	343.9	—
Net proceeds from issuance of Class A Common Stock	11.0	—
Net proceeds from (payments of) foreign currency contracts	0.4	(133.5)
Payments related to forward repurchase contracts	(24.0)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(8.5)	—
Payment of deferred financing fees	(39.5)	—
All other	(20.2)	(13.3)
Net cash used in financing activities	(285.9)	(536.6)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3.1)	(15.1)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	199.7	48.5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	283.8	263.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$483.5	$312.3
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$96.2	$121.7
Net cash paid for income taxes	37.8	27.3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$85.5	$85.3
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2023. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2023 and June 30, 2023, the Company had restricted cash of $33.5 and $36.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2023 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2023. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other income, net within the Condensed Consolidated Statements of Operations (see Note 6—Equity Investments).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, the net realizable value of inventory, the fair value of equity investments, the assessment of goodwill, other intangible assets and long-lived assets for impairment and income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the Condensed Consolidated Financial Statements in future periods.
Tax Information
The effective income tax rate for the three and six months ended December 31, 2023 and 2022 was 27.7% and 13.8%, respectively, and 36.4% and 22.4%, respectively. The change in the effective tax rate for the three months ended December 31, 2023, as compared with the three months ended December 31, 2022, is primarily due to the foreign exchange loss recognized on repatriation of funds in the prior year that were previously taxed. The change in the effective tax rate for the six months ended December 31, 2023, as compared with the six months ended December 31, 2022, is primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2023 and June 30, 2023, the gross amount of UTBs was $229.7 and $235.5, respectively. As of December 31, 2023, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $180.0. As of December 31, 2023 and June 30, 2023, the liability associated with UTBs, including accrued interest and penalties, was $215.6 and $218.6, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.7 and $0.1 for the three months ended December 31, 2023 and 2022, respectively, and $2.0 and $1.4 for the six months ended December 31, 2023 and 2022, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 was $35.1 and $33.1, respectively. On the basis of the information available as of December 31, 2023, it is reasonably possible that a decrease of up to $26.5 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Russia Market Exit
In connection with the Company’s Board of Director’s decision to wind down operations in Russia, the Company recognized total pre-tax losses in the Condensed Consolidated Statements of Operations of $0.0 and $0.1, respectively, in the three and six months ended December 31, 2023. The Company recognized total pre-tax gains in the Condensed Consolidated Statements of Operations of $16.8 and $15.7, respectively, in the three and six months ended December 31, 2022.
The Company anticipates that it will incur an immaterial amount of additional costs through completion of the wind down. Additionally, management anticipates derecognizing the cumulative translation adjustment balance pertaining to the Russian subsidiary. The Company has substantially completed the exit of its commercial activities in Russia. However, the Company anticipates that the process related to the liquidation of the Russian legal entity will take an extended period of time.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for the Company in fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the impact of the requirements on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for the Company in fiscal 2025. Interim disclosures are required for periods within fiscal years beginning in the first quarter of fiscal 2026. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company is currently assessing the impact of the requirements on its consolidated financial statements and disclosures.

3. SEGMENT REPORTING
Operating and reportable segments (referred to as “segments”) reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's CODM in deciding how to allocate resources and assess performance. The Company has designated its Chief Executive Officer ("CEO") as the CODM.
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

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2023	2022	2023	2022
Net revenues:
Prestige	$1,122.6	$957.7	$2,187.3	$1,821.2
Consumer Beauty	605.0	565.9	1,181.7	1,092.4
Total	$1,727.6	$1,523.6	$3,369.0	$2,913.6

Operating income (loss):
Prestige	200.6	164.4	422.2	335.0
Consumer Beauty	60.4	49.4	92.4	81.1
Corporate	(24.3)	(14.5)	(80.4)	(44.9)
Total	$236.7	$199.3	$434.2	$371.2
Reconciliation:
Operating income	236.7	199.3	434.2	371.2
Interest expense, net	60.1	61.0	129.9	126.9
Other income, net	(80.8)	(141.9)	(4.2)	(240.1)
Income before income taxes	$257.4	$280.2	$308.5	$484.4
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2023	2022	2023	2022
Fragrance	64.3%	62.2%	63.8%	60.8%
Color Cosmetics	24.1	25.6	24.3	26.6
Body Care, Skin & Other	11.6	12.2	11.9	12.6
Total	100.0%	100.0%	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three and six months ended December 31, 2023 and 2022 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Other Restructuring Actions	$6.1	$—	$34.7	$—
Transformation Plan	(0.4)	(2.9)	(0.6)	(4.1)
Total	$5.7	$(2.9)	$34.1	$(4.1)
Other Restructuring Actions
The Company continues to analyze our cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The Company has incurred cumulative restructuring charges of $36.0 related to approved initiatives through December 31, 2023, which have been recorded in Corporate. The liability balances were $35.7 (including certain actions that were accrued during fiscal 2023) and $0.0 at December 31, 2023 and June 30, 2023 respectively. The Company currently estimates that the total remaining accrual of $35.7 will result in cash expenditures of approximately $5.8, $15.4 and $14.5 in fiscal 2024, 2025 and thereafter, respectively.
Transformation Plan
The Company previously announced a four-year plan to drive substantial improvement and optimization in the Company's businesses, under which the Company expected to incur restructuring and related costs (the “Transformation Plan”), which is now substantially complete. Of the expected costs, the Company has incurred cumulative restructuring charges of $214.9 related to approved initiatives through December 31, 2023, which have been recorded in Corporate. The related liability balances were $6.5 and $10.0 at December 31, 2023 and June 30, 2023, respectively. The Company currently estimates that the total remaining accrual of $6.5 will result in cash expenditures of approximately $3.8 and $2.7 in fiscal 2024 and 2025, respectively.
5. INVENTORIES
Inventories as of December 31, 2023 and June 30, 2023 are presented below:

	December 31, 2023	June 30, 2023
Raw materials	$212.1	$224.1
Work-in-process	12.7	15.6
Finished goods	550.7	613.7
Total inventories	$775.5	$853.4

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	December 31, 2023	June 30, 2023
Equity method investments:
KKW Holdings (a)	$7.2	$8.9
Equity investments at fair value:
Wella (b)	1,077.0	1,060.0

Total equity investments	$1,084.2	$1,068.9

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $0.9 and $1.1, respectively, during the three months ended December 31, 2023 and 2022 and $1.7 and $2.0, respectively, during the six months ended December 31, 2023 and 2022 representing its share of the investee’s net loss in Other income, net within the Condensed Consolidated Statements of Operations.
(b)As of December 31, 2023 and June 30, 2023, the Company's stake in Wella was 25.9%.
On July 18, 2023, the Company announced that it had entered into a binding letter of intent to sell a 3.6% stake in Wella to an investment firm for $150.0. Subsequently, the Company and investment firm mutually agreed not to pursue the proposed transaction and entered into a termination letter in October 2023.
The following table presents summarized financial information of the Company’s equity method investees for the period ending December 31, 2023. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Summarized Statements of Operations information:
Net revenues	$703.9	$660.6	$1,341.2	$1,257.2
Gross profit	472.1	420.3	898.9	814.9
Operating income	79.6	55.5	124.5	116.5
Income before income taxes	24.2	0.3	17.4	20.3
Net income (loss)	74.2	(1.5)	57.5	14.5
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended December 31, 2023. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended December 31, 2023.

Equity investments at fair value:
Balance as of June 30, 2023	$1,060.0
Total gains included in earnings	17.0
Balance as of December 31, 2023	$1,077.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of December 31, 2023. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,077.0	Discounted cash flows	Discount rate	10.45% (a)
			Growth rate	1.8% - 9.2% (a)

		Market multiple	Revenue multiple	2.1x – 2.3x (b)
			EBITDA multiple	10.4x – 13.9x (b)

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2023 and June 30, 2023 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9

Changes during the period ended December 31, 2023
Foreign currency translation	27.1	6.9	34.0

Gross balance at December 31, 2023	$6,306.3	$1,755.7	$8,062.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at December 31, 2023	$3,196.0	$825.9	$4,021.9

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2023 and June 30, 2023 are presented below:

	December 31, 2023	June 30, 2023
Indefinite-lived other intangible assets	$957.4	$950.8
Finite-lived other intangible assets, net	2,782.1	2,847.2
Total Other intangible assets, net	$3,739.5	$3,798.0
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2023	$950.8	$950.8

Changes during the period ended December 31, 2023
Foreign currency translation	6.6	6.6

Gross balance at December 31, 2023	$1,902.3	$1,902.3
Accumulated impairments	(944.9)	(944.9)
Net balance at December 31, 2023	$957.4	$957.4
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2023
License agreements and collaboration agreements	$3,756.2	$(1,282.6)	$(19.6)	$2,454.0
Customer relationships	750.6	(505.9)	(5.5)	239.2
Trademarks	313.0	(180.6)	(0.5)	131.9
Product formulations and technology	85.6	(63.5)	—	22.1
Total	$4,905.4	$(2,032.6)	$(25.6)	$2,847.2
December 31, 2023
License agreements and collaboration agreements	$3,798.8	$(1,372.5)	$(19.6)	$2,406.7
Customer relationships	755.3	(522.4)	(5.5)	227.4
Trademarks	314.1	(187.5)	(0.5)	126.1
Product formulations and technology	86.5	(64.6)	—	21.9
Total	$4,954.7	$(2,147.0)	$(25.6)	$2,782.1
Amortization expense was $48.3 and $47.6 for the three months ended December 31, 2023 and 2022, respectively and $96.9 and $94.9 for the six months ended December 31, 2023 and 2022, respectively.
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

The following chart provides additional information about the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2023	2022	2023	2022
Operating lease cost	$18.7	$19.3	$37.8	$38.5
Short-term lease cost	0.5	0.3	0.8	0.5
Variable lease cost	8.9	8.2	19.6	16.8
Sublease income	(4.5)	(3.9)	(8.4)	(7.7)
Net lease cost	$23.6	$23.9	$49.8	$48.1
Other information:
Operating cash outflows from operating leases	$(18.0)	$(18.7)	$(37.2)	$(40.4)
Right-of-use assets obtained in exchange for lease obligations	$17.7	$6.2	$32.7	$13.8

Weighted-average remaining lease term - real estate			6.9 years	7.4 years
Weighted-average discount rate - real estate leases			4.42%	4.07%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2024, remaining	$38.4
2025	69.3
2026	60.2
2027	51.4
2028	36.4
Thereafter	112.1
Total future lease payments	367.8
Less: imputed interest	(54.7)
Total present value of lease liabilities	313.1
Current operating lease liabilities	61.5
Long-term operating lease liabilities	251.6
Total operating lease liabilities	$313.1

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as right-of-use assets or liabilities in the Condensed Consolidated Balance Sheets.

9. DEBT
The Company’s debt balances consisted of the following as of December 31, 2023 and June 30, 2023, respectively:

	December 31, 2023	June 30, 2023
Short-term debt	$6.0	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	650.0	900.0
2026 Euro Senior Secured Notes due April 2026	774.4	761.0
2028 Euro Senior Secured Notes due September 2028	553.2	—
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	—	—
2021 Coty Revolving Credit Facility due April 2025	—	228.9
2018 Coty Term B Facility due April 2025	—	1,183.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	323.0	473.0
2026 Euro Notes due April 2026	199.5	196.0
Brazilian Credit Facilities	—	31.9
Other long-term debt and finance lease obligations	5.7	7.1
Total debt	3,761.8	4,281.6
Less: Short-term debt and current portion of long-term debt	(8.9)	(57.9)
Total Long-term debt	3,752.9	4,223.7
Less: Unamortized financing fees and discounts on long-term debt	(70.0)	(45.5)
Total Long-term debt, net	$3,682.9	$4,178.2
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2023, total short-term debt increased by $6.0 from nil as of June 30, 2023. In addition, the Company had undrawn letters of credit of $4.1 and $7.2, and bank guarantees of $20.7 and $16.3 as of December 31, 2023 and June 30, 2023, respectively.
Long-Term Debt
Recent Developments
Cash Tender Offers
On December 7, 2023, the Company completed its previously announced cash tender offers and redeemed $150.0 of the Company's 2026 Dollar Notes (as defined below) and $250.0 of the Company's 2026 Dollar Senior Secured Notes (as defined below).
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
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility, in accordance to the 2018 Coty Credit Agreement, as amended. No balances remain outstanding under the 2018 Coty Term A Facility or 2018 Coty Term B Facility as of September 30, 2023. See the above Recent Developments section for information on the prepayments made on the 2018 Coty Term B Facility during the six months ended December 31, 2023.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $2.2 and $0.8 during the three months ended December 31, 2023 and 2022, respectively, and $7.4 and $0.8 during the six months ended December 31, 2023 and 2022, respectively, which were recorded in Other income, net in the Condensed Consolidated Statement of Operations. Additionally, the Company capitalized deferred issuance fees of $0.0 and $0.0 during the three months ended December 31, 2023 and 2022, respectively and $40.4 and $0.0 during the six months ended December 31, 2023 and 2022.
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

In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	December 31, 2023		June 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,227.6	$3,251.9	$2,161.0	$2,066.9
2018 Coty Credit Agreement	—	—	1,412.6	1,393.5
Senior Unsecured Notes	522.5	522.7	669.0	661.5
Brazilian Credit Facilities	—	—	31.9	32.2
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of December 31, 2023, are presented below:

Fiscal Year Ending June 30,
2024, remaining	$—
2025	—
2026	1,946.9
2027	—
2028	—
Thereafter	1,803.2
Total	$3,750.1
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
December 31, 2023 through July 11, 2028	4.00 to 1.00

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
As of December 31, 2023, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2023 and 2022, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Interest expense	$61.7	$65.0	$128.5	$122.6
Foreign exchange losses, net of derivative contracts	2.3	2.1	10.5	14.0
Interest income	(3.9)	(6.1)	(9.1)	(9.7)
Total interest expense, net	$60.1	$61.0	$129.9	$126.9

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	—	—	1.3	1.2	0.1	0.2	1.4	1.4
Interest cost	0.2	0.2	3.2	2.7	0.4	0.4	3.8	3.3
Expected return on plan assets	—	—	(1.2)	(0.9)	—	—	(1.2)	(0.9)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net (gain) loss	(0.2)	(0.7)	(0.6)	(0.2)	(0.6)	(0.5)	(1.4)	(1.4)
Net periodic benefit cost (credit)	—	(0.5)	2.7	2.8	(0.2)	—	2.5	2.3

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	—	—	2.6	2.4	0.2	0.4	2.8	2.8
Interest cost	0.4	0.4	6.4	5.4	0.8	0.8	7.6	6.6
Expected return on plan assets	—	—	(2.4)	(1.8)	—	—	(2.4)	(1.8)
Amortization of prior service credit	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Amortization of net (gain) loss	(0.4)	(1.4)	(1.2)	(0.4)	(1.2)	(1.0)	(2.8)	(2.8)
Net periodic benefit cost (credit)	—	(1.0)	5.4	5.6	(0.4)	—	5.0	4.6
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
As of December 31, 2023 and June 30, 2023, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $26.6 and $28.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of December 31, 2023 and June 30, 2023, the notional amounts of these outstanding non-designated foreign currency forward and cross-currency swap contracts were $1,828.4 and $1,653.5, respectively.
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

As of June 30, 2023, the Company had interest rate swap contracts in the notional amount of $200.0, which were fully terminated in December 2023 for a cash receipt of $2.1. As the forecasted interest expense under the original swap agreements is still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") will be amortized over the remaining life of the swaps. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of December 31, 2023 and June 30, 2023, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €907.8 million and €701.3 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June 2022, December 2022, and November 2023, the Company entered into certain forward repurchase contracts to start hedging for potential $200.0, $196.0, and $250.0 share buyback programs, in 2024, 2025, and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other income, net in the Condensed Consolidated Statements of Operations. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(22.1) and $(12.2) as of December 31, 2023 and June 30, 2023, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for a cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of December 31, 2023 and June 30, 2023, and will remain until the sale or substantial liquidation of the underlying net investments.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Foreign exchange forward contracts	$(1.1)	$(0.4)	$—	$1.3
Interest rate swap contracts	(1.1)	0.1	(0.1)	1.8
Net investment hedges	(27.6)	(31.4)	(9.9)	(36.7)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $1.1 and $0.7 as of December 31, 2023 and June 30, 2023, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $0.7. As of December 31, 2023, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,
	2023		2022
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(1.4)	$—	$(0.1)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.6	—	4.9

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Six Months Ended December 31,
	2023		2022
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(2.1)	$—	$(1.6)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1.2	—	6.7
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2023	2022	2023	2022
Foreign exchange contracts	Selling, general and administrative expenses	$(0.2)	$(0.1)	$(0.1)	$(0.1)
Foreign exchange contracts	Interest expense, net	32.1	(45.1)	2.7	(79.3)
Foreign exchange and forward repurchase contracts	Other income, net	72.1	57.7	(3.6)	5.7
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2023, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2023, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 895.1 million.
On September 29, 2023 and October 2, 2023, the Company issued a total of 33.0 million shares of Class A common stock, par value $0.01 per share, at a public offering price of $10.80 (or €10.28) per share in a global offering (the “Offering”). The Company also announced the admission to listing and trading of its Common Stock on the professional segment of the Euronext Paris.
The Company received $348.4 from the Offering, net of $10.0 of underwriting fees. Additionally, the Company incurred $6.0 in other professional fees. The underwriting fees and other professional fees incurred in connection with the Offering were incremental costs directly attributable to the issuance and thus were presented as a reduction of Equity in the Condensed Consolidated Balance Sheets.

The Company's Majority Stockholder
Immediately after the Offering and taking into account the proxy agreement entered into on September 29, 2023 by and among JAB Beauty B.V. ("JAB"), Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, JAB, the Company’s largest stockholder, may be deemed to beneficially own approximately 53% of Coty’s Class A Common Stock. This is inclusive of all voting interests of HFS, including its shares of Series B Preferred Stock on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of December 31, 2023, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
As of December 31, 2023, there were 1.0 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of December 31, 2023, the Company has $0.1 Series A Preferred Stock classified as a liability recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended December 31, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the six months ended December 31, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of $6.6 and paid accrued dividends of $6.6. As of December 31, 2023 and June 30, 2023, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. For the three and six months ended December 31, 2023, the Company did not repurchase any shares of its Class A Common Stock under the Share Repurchase Program. As of December 31, 2023, the Company had authority for $996.8 remaining under the Share Repurchase Program.
In June 2022, December 2022 and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0, $196.0 and $250.0 share buyback programs in 2024, 2025 and 2026, respectively.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the June 2022, December 2022, and November 2023 Forward transactions were 9.7%, 9.8% and 8.2%, respectively, as of December 31, 2023.

Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other income, net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments for additional information.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended December 31, 2023.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2023 and 2022 was nil and $0.1, respectively, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.3 and $0.7, of which $0.1 and $0.2 related to employee taxes, for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2023 and 2022, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.8 and $1.0 as of December 31, 2023 and June 30, 2023, respectively. In addition, accrued dividends of $0.0 and $0.1 are included in Other noncurrent liabilities as of December 31, 2023 and June 30, 2023, respectively.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (loss) on Cash Flow Hedges	Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive (loss) income before reclassifications	(0.1)	(9.9)	66.8	1.0	57.8
Net amounts reclassified from AOCI/(L)	0.5	—	—	(2.5)	(2.0)
Net current-period other comprehensive income (loss)	0.4	(9.9)	66.8	(1.5)	55.8
Balance—December 31, 2023	$1.1	$(59.7)	$(601.1)	$53.1	$(606.6)

(a) For the six months ended December 31, 2023, other comprehensive income before reclassifications of $1.0 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $3.0, net of tax of $0.5.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Equity plan expense (a)	$19.9	$33.6	$50.1	$65.0
Liability plan (income) expense	0.3	0.6	(0.2)	0.3
Fringe expense	3.1	1.5	3.1	1.5
Total share-based compensation expense	$23.3	$35.7	$53.0	$66.8

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of December 31, 2023, the total unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is $0.2, $4.9, $164.3, and $34.8, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.57, 2.17, 3.60 and 2.62 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 4.5 million shares of RSUs and other share awards during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $19.3 and $34.1 for the three months ended December 31, 2023 and 2022, respectively, of which $5.2 and $23.6 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $48.7 and $64.8 for the six months ended December 31, 2023 and 2022, respectively, of which $26.2 and $47.1 related to Ms. Nabi's award.
Performance Restricted Stock Units
The Company granted 1.6 and 3.7 million shares of PRSUs, during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $3.2 and $0.4 for the three months ended December 31, 2023 and 2022, respectively, of which $1.7 and $0.0 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $3.8 and $0.4 for the six months ended December 31, 2023 and 2022, respectively, of which $1.8 and $0.0 related to Ms. Nabi's award, as described below.
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
Restricted Stock
The Company granted 0.3 million shares of restricted stock, during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $0.6 and $0.7 for the three months ended December 31, 2023 and 2022, respectively, and $1.1 and $1.2 for the six months ended December 31, 2023 and 2022, respectively.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock or Series A-1 Preferred Stock during the three and six months ended December 31, 2023. The Company recognized share-based compensation (income) expense of $(0.1) and $0.2 for the three months ended December 31, 2023 and 2022, respectively, and $(0.7) and $(0.2) for the six months ended December 31, 2023 and 2022, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $0.3 and $0.3 for the three months ended December 31, 2023 and 2022, respectively, and $0.1 and $0.6 for the six months ended December 31, 2023 and 2022, respectively.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$180.9	$238.3	$182.5	$366.9
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net income attributable to common stockholders	$177.6	$235.0	$175.9	$360.3

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	892.8	850.8	873.6	846.4
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	0.1	—
Effect of restricted stock and RSUs (b)	6.3	12.3	9.6	14.4
Effect of Convertible Series B Preferred Stock (c)	23.7	23.7	—	23.7
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	922.8	886.8	883.3	884.5

Earnings per common share:
Earnings per common share - basic	$0.20	$0.28	$0.20	$0.43
Earnings per common share - diluted (e)	0.20	0.27	0.20	0.42

(a) For the three months ended December 31, 2023 and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.9 million and 5.8 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS. For the six months ended December 31, 2023 and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 2.9 million and 6.0 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended December 31, 2023 and 2022, there were 3.9 million and nil anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS. For the six months ended December 31, 2023 and 2022, there were 2.0 million and nil weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the six months ended December 31, 2023 there were 23.7 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and six months ended December 31, 2023 and 2022, respectively, shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, RSUs and PRSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $3.3, respectively, and to reverse the impact of fair market value gains for contracts with the option to settle in shares or cash of $44.4 and $44.3, respectively, if dilutive, for the three months ended December 31, 2023 and 2022 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $6.6 and $6.6, respectively, and to reverse the impact of fair market value gains for contracts with the option to settle in shares or cash of $0.2 and $6.8, respectively, if dilutive, for the six months ended December 31, 2023 and 2022 on net income applicable to common stockholders during the period.

16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of December 31, 2023, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $102.2 and $93.5 as the RNCI balances as of December 31, 2023 and June 30, 2023, respectively.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of December 31, 2023 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of December 31, 2023
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$0.0 million (approximately $0.0) (a)
Aug-20		ICMS	2017-2019	R$700.2 million (approximately $144.3)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$423.0 million (approximately $87.2)
Nov-22		IPI	2018-2019	R$569.2 million (approximately $117.3)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$220.3 million (approximately $45.4)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$65.9 million (approximately $13.6)

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

The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive, for which the Company received an unfavorable ruling and has filed an appeal. In the first quarter of fiscal 2024, the Company filed a motion for clarification as a step before potentially appealing to a Brazilian higher court, which was denied. In December 2023, the Company filed appeals to be remitted to the Special and Supreme Brazilian Courts and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State

Court. These motions are under consideration at the state court level. All other cases are currently in the administrative process. The Company expects that cases may move from the administrative to the judicial process, although the exact timing is uncertain. For cases in the judicial process, the Company will be required to make a judicial deposit or enter into a surety bond for the disputed tax assessment, interest and penalties. The judicial process in Brazil is likely to take a number of years to conclude. The Company is seeking favorable judicial and administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Due to the fiscal environment in Brazil, the possibility of further tax assessments related to the same or similar matters cannot be ruled out.
18. RELATED PARTY TRANSACTIONS
Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $1.9 and $8.5, in the three and six months ended December 31, 2023, and $12.5 and $26.4, in the three and six months ended December 31, 2022, respectively, which is reported in Other income, net in the Condensed Consolidated Statements of Operations.
As of December 31, 2023, Coty owned 25.9% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022. The Company and Wella have also entered into other manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.8 and $2.7, respectively, for the three months ended December 31, 2023 and $0.7 and $2.0, respectively, for the three months ended December 31, 2022. TSA fees and other fees earned were $1.8 and $5.0, respectively, for the six months ended December 31, 2023 and $1.5 and $4.1, respectively, for the six months ended December 31, 2022. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). The Company earned $0.3 and $0.6 in the three and six months ended December 31, 2023, respectively, and $0.3 and $0.6 in the three and six months ended December 31, 2022, respectively, which are reflected in Other income, net in the Condensed Consolidated Statements of Operations.
As of December 31, 2023, accounts receivable from and accounts payable to Wella of $102.7 and $8.2, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of December 31, 2023, the Company has accrued $34.0 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and six months ended December 31, 2023 and 2022, Coty recorded $0.6 and $1.0, respectively, and $1.3 and $2.7, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.0 and $2.3, respectively, and $4.1 and $4.7, respectively, for the three and six months ended December 31, 2023 and 2022.

19. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of December 31, 2023 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the wind down of the Company’s operations in Russia (including timing and expected impact), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans and goals), the impact of COVID-19 or similar public health events, the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East including the Red Sea conflict) and expectations regarding future service levels and inventory levels, the impact of the dual-listing of our Class A Common Stock on Euronext Paris, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our multi-year strategic transformation agenda and compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio, enhancing our e-commerce and direct-to-consumer (“DTC”) capabilities, expanding our presence in China through prestige products and select consumer beauty brands, and establishing Coty as an industry leader in sustainability) in each case within the expected time frame or at all;

•our ability to anticipate, gauge and respond to market trends and consumer preferences, which may change rapidly, and the market acceptance of new products, including new products in our skincare and prestige cosmetics portfolios, any relaunched or rebranded products and the anticipated costs and discounting associated with such relaunches and rebrands, and consumer receptiveness to our current and future marketing philosophy and consumer engagement activities (including digital marketing and media), and our ability to effectively manage our production and inventory levels in response to demand;
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
•increased competition, consolidation among retailers, shifts in consumers’ preferred distribution and marketing channels (including to digital and prestige channels), distribution and shelf-space resets or reductions, compression of go-to-market cycles, changes in product and marketing requirements by retailers, reductions in retailer inventory levels and order lead-times or changes in purchasing patterns, impact from COVID-19 or similar public health events on retail revenues, and other changes in the retail, e-commerce and wholesale environment in which we do business and sell our products and our ability to respond to such changes (including our ability to expand our digital, direct-to-consumer and e-commerce capabilities within contemplated timeframes or at all);
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, armed conflict in the Middle East, the current U.S. administration and future elections, changes in the U.S. tax code and/or tax regulations in other jurisdictions where we operate, and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the European Union, and Asia and in other regions where we operate, potential regulatory limits on payment terms in the European Union, future changes in sanctions regulations, regulatory uncertainty impacting the wind-down of our business in Russia, and recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging;
•currency exchange rate volatility and currency devaluation and/or inflation;
•our ability to implement and maintain pricing actions to effectively mitigate increased costs and inflationary pressures, and the reaction of customers or consumers to such pricing actions;
•the number, type, outcomes (by judgment, order or settlement) and costs of current or future legal, compliance, tax, regulatory or administrative proceedings, investigations and/or litigation, including product liability cases (including asbestos and talc-related litigation for which indemnities and/or insurance may not be available), distributor or licensor litigation, and compliance, litigation or investigations relating to our joint ventures or strategic partnerships;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from COVID-19 or similar public health events, the outbreak of war or hostilities (including the war in Ukraine and armed conflict in the Middle East, including the Red Sea conflict, and any escalation or expansion thereof), the impact of global supply chain challenges or other disruptions in the international flow of goods, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
•the impact of our ongoing strategic transformation agenda and continued process improvements on our relationships with key customers and suppliers and certain material contracts;
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

Our products are sold in over 120 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives, including our growth agenda in the region for Prestige products and our skincare business implementation. In addition, as the conflict in the Red Sea continues to develop, we have implemented alternate transport routes and have purchased safety stock to mitigate impacts on the flow of goods. We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.
We expect that our net revenue for fiscal year 2024 will grow in the high single digits to low double digits versus the prior year, excluding the impact of foreign exchange, the Russia Market Exit and the early termination of the Lacoste fragrance license.
Order Fill Rates
Our ability to fulfill demand for our products is critical to our success. Through steps taken to improve order fill rates and mitigate the impact of supply chain constraints, we have seen sequential quarterly improvements in our order fill rates on a company-wide basis. As a result, we achieved close to pre-COVID-19 service levels across our divisions during the second quarter.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. The impact of inflation on material, logistical and other costs subsided during the six months ended December 31, 2023, which was primarily driven by a significant easing during the second quarter. Inflation may continue to impact certain costs, such as labor, however, we currently anticipate the overall impact of inflation to continue to ease in the upcoming quarters of fiscal 2024.
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

THREE MONTHS ENDED DECEMBER 31, 2023 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2022
NET REVENUES
In the three months ended December 31, 2023, net revenues increased 13%, or $204.0, to $1,727.6 from $1,523.6 in the three months ended December 31, 2022. Excluding net revenue from the second quarter of the prior period from Russia, net revenues increased 14% or $209.7 to $1,727.6 from $1,517.9 in the three months ended December 31, 2022, reflecting a positive price and mix impact of 10% and a positive foreign currency exchange translation impact of 3%, and an increase in unit volume of 1%. The overall increase in net revenues reflects growth of prestige fragrances, specifically Hugo Boss, Burberry, Calvin Klein, Chloe, Gucci and Davidoff. Net revenues increased in our Consumer Beauty segment due to positive performance in the color cosmetics category, mass fragrance category, and the skin and body care category in Brazil.
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
Geographically, except for China, net revenues in all major markets grew, led by the United States. Additionally, there was an increase in travel retail sales in all regions.
Digital and e-commerce sales growth also contributed to the increase in net revenues.
Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2023	2022	Change %
NET REVENUES
Prestige	$1,122.6	$957.7	17%
Consumer Beauty	605.0	565.9	7%
Total	$1,727.6	$1,523.6	13%
Prestige
In the three months ended December 31, 2023, net revenues from the Prestige segment increased 17%, or $164.9 to $1,122.6 compared to $957.7 in the three months ended December 31, 2022. Excluding net revenue from the second quarter of the prior period from Russia, net revenues from the Prestige segment increased 17% or $166.9 to $1,122.6 from $955.7 in the three months ended December 31, 2022, reflecting a positive price and mix impact of 9%, an increase in unit volume of 6%, and a positive foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects:
(i)the continued success and growth of prestige fragrances, specifically Hugo Boss Boss Bottled and Boss the Scent, Burberry Goddess, Calvin Klein One and Euphoria, Chloe Signature, Gucci Guilty, and Davidoff Cool Water;
(ii)an increase in net revenues in key markets, primarily Travel Retail, Germany, the United States, and Australia, due to the significant improvement of fill rates from the prior period; and
(iii)an increase in net revenues due to positive pricing and mix impact as a result of global price increases and in line with the overall premiumization strategy.
These increases in net revenue were partially offset by:
(i)lower net revenues for the Lacoste brand in the current period, which was primarily due to the early license termination resulting in a wind down of sales through the end of the second quarter.
Consumer Beauty
In the three months ended December 31, 2023, net revenues from the Consumer Beauty segment increased 7%, or $39.1, to $605.0 from $565.9 in the three months ended December 31, 2022. Excluding net revenue from the second quarter of the prior period from Russia, net revenues from the Consumer Beauty segment increased 8% or $42.8 to $605.0 from $562.2 in the three months ended December 31, 2022, reflecting a positive price and mix impact of 5% and a positive foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:

(i)an increase in net revenues from color cosmetics brands, specifically Rimmel Manhattan, which was due to continued brand innovation, such as Lasting Finish foundation and Thrill Seeker mascara;
(ii)an increase in net revenues from the mass fragrance category primarily due to the continued success from the re-launch of David Beckham Instinct in the current fiscal year;
(iii)an increase in net revenues from the skin and body care brands in Brazil due to strong category momentum and positive impact of pricing; and
(iv)an increase in net revenues due to price increases across the Consumer Beauty product portfolio.
COST OF SALES
In the three months ended December 31, 2023, cost of sales increased 15%, or $78.2, to $603.5 from $525.3 in the three months ended December 31, 2022. Cost of sales as a percentage of net revenues increased to 34.9% in the three months ended December 31, 2023 from 34.5% in the three months ended December 31, 2022, resulting in a gross margin decrease of approximately 40 basis points, primarily reflecting:
(i)approximately 80 basis points related to an increase in designer license fees primarily due to favorable royalty activity in the prior period, which did not reoccur in the current period; and
(ii)approximately 80 basis points related to an increase in excess and obsolescence costs primarily associated with the Prestige product portfolio.
These decreases were partially offset by:
(i)approximately 70 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues; and

(ii)approximately 40 basis points related to decreased freight costs.

The above reflects a moderate impact from inflation offset by a positive impact from pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2023, selling, general and administrative expenses increased 10%, or $79.1, to $833.4 from $754.3 in the three months ended December 31, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 48.2% in the three months ended December 31, 2023 from 49.5% in the three months ended December 31, 2022, or approximately 130 basis points. This decrease primarily reflects:
(i)100 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO;
(ii)100 basis points due to a decrease in advertising and consumer promotional costs primarily due to a decrease in working media investment as a percentage of net revenues;
(iii)40 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues; and
(iv)40 basis points due to a decrease in logistics costs as a percentage of net revenues.
These decreases were partially offset by the following increases:
(i)70 basis points due to an increase in bad debt expense primarily related to a favorable activity in the prior period that did not reoccur in the current period;
(ii)50 basis points due to an accrual reversal associated with the resolution of a contingency in the prior period that did not reoccur in the current period; and
(iii)30 basis points due to an increase in administrative costs as a percentage of net revenues due to higher compensation expense, partially offset by lower depreciation expense related to fully depreciated IT equipment.

OPERATING INCOME
In the three months ended December 31, 2023, operating income was $236.7 compared to income of $199.3 in the three months ended December 31, 2022. Operating income as a percentage of net revenues, increased to 13.7% in the three months ended December 31, 2023 as compared to 13.1% in the three months ended December 31, 2022. The increase in operating margin is primarily driven by a decrease in stock compensation expense and a decrease in advertising and consumer promotional costs as a percentage of revenues , partially offset by an increase in cost of goods sold as a percentage of net revenues and an increase in restructuring costs.
Operating Income (Loss) by Segment

	Three Months Ended December 31,
(in millions)	2023	2022	Change %
Operating income (loss)
Prestige	$200.6	$164.4	22%
Consumer Beauty	60.4	49.4	22%
Corporate	(24.3)	(14.5)	(68)%
Total	$236.7	$199.3	19%
Prestige
In the three months ended December 31, 2023, operating income for Prestige was $200.6 compared to income of $164.4 in the three months ended December 31, 2022. Operating margin increased to 17.9% of net revenues in the three months ended December 31, 2023 as compared to 17.2% in the three months ended December 31, 2022, driven by a decrease in advertising and consumer promotional expense as a percentage of net revenues, a decrease in amortization expense as a percentage of net revenues, and a decrease in fixed costs as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Consumer Beauty
In the three months ended December 31, 2023, operating income for Consumer Beauty was $60.4 compared to income of $49.4 in the three months ended December 31, 2022. Operating margin increased to 10.0% of net revenues in the three months ended December 31, 2023 as compared to 8.7% in the three months ended December 31, 2022, driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues, partially offset by an increase in costs of goods sold as a percentage of net revenues and an increase in fixed costs as a percentage of net revenues.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2023, the operating loss for Corporate was $24.3 compared to a loss of $14.5 in the three months ended December 31, 2022, as described under “Adjusted Operating Income for Coty Inc.” below. The increase in the operating loss for Corporate was primarily driven by a gain recognized related to our market exit from Russia in the comparative period and higher restructuring costs, partially offset by a decrease in stock compensation expense.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$200.6	$38.4	$239.0
Consumer Beauty	60.4	9.9	70.3
Corporate	(24.3)	24.3	—
Total	$236.7	$72.6	$309.3

	Three Months Ended December 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$164.4	$37.3	$201.7
Consumer Beauty	49.4	10.3	59.7
Corporate	(14.5)	14.5	—
Total	$199.3	$62.1	$261.4

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
Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating income to adjusted operating income is presented below:

	Three Months Ended December 31,
(in millions)	2023	2022	Change %
Reported operating income	$236.7	$199.3	19%
% of net revenues	13.7%	13.1%
Amortization expense	48.3	47.6	1%
Restructuring and other business realignment costs	4.0	(2.9)	>100%
Stock-based compensation	20.2	34.2	(41)%
Loss on sale of real estate	0.1	—	N/A
Early license termination and market exit costs	—	(16.8)	100%
Total adjustments to reported operating income	$72.6	$62.1	17%
Adjusted operating income	$309.3	$261.4	18%
% of net revenues	17.9%	17.2%
Adjusted depreciation	57.1	56.2	2%
Adjusted EBITDA	$366.4	$317.6	15%
% of net revenues	21.2%	20.8%
In the three months ended December 31, 2023, adjusted operating income increased $47.9 to $309.3 from $261.4 in the three months ended December 31, 2022. Adjusted operating margin increased to 17.9% of net revenues in the three months ended December 31, 2023 from 17.2% in the three months ended December 31, 2022, primarily driven by a decrease in advertising and consumer promotional costs as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues. In the three months ended December 31, 2023, adjusted EBITDA increased $48.8 to $366.4 from $317.6 in the three months ended December 31, 2022. Adjusted EBITDA margin increased to 21.2% of net revenues in the three months ended December 31, 2023 from 20.8% in the three months ended December 31, 2022.
Amortization Expense
In the three months ended December 31, 2023, amortization expense increased to $48.3 from $47.6 in the three months ended December 31, 2022. In the three months ended December 31, 2023, amortization expense of $38.4 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2022, amortization expense of $37.3 and $10.3 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred $520.0 of cash costs life-to-date related to our previously announced and substantially completed Transformation Plan as of December 31, 2023, which have been recorded in Corporate. In addition, we continue to analyze our cost structure and evaluate opportunities to streamline operations through a range of other cost reduction activities ("Other Restructuring Actions").
In the three months ended December 31, 2023, we incurred restructuring and other business structure realignment costs of $4.0, as follows:
•We incurred restructuring costs of $5.7 primarily related to the Other Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(1.7), which is reported in selling, general and administrative expenses.
In the three months ended December 31, 2022, we incurred a credit in restructuring and other business structure realignment costs of $(2.9) as follows:
•We incurred a credit in restructuring costs of $(2.9) primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred no business structure realignment costs.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-Based Compensation
In the three months ended December 31, 2023, stock-based compensation was $20.2 as compared with $34.2 in the three months ended December 31, 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In the three months ended December 31, 2023 and 2022, all costs related to stock-based compensation were reported in Corporate.
Early License Termination and Market Exit Costs
In the three months ended December 31, 2023, we incurred no costs related to the early termination of a license and market exit activity.
In the three months ended December 31, 2022, we recognized a gain of $(16.8) related to our decision to wind down our business in Russia.
Adjusted Depreciation Expense
In the three months ended December 31, 2023, adjusted depreciation expense of $27.2 and $29.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2022, adjusted depreciation expense of $26.8 and $29.4 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended December 31, 2023, net interest expense was $60.1 as compared with $61.0 in the three months ended December 31, 2022, remaining relatively flat compared to the prior period.
OTHER INCOME
In the three months ended December 31, 2023, other income was $80.8 as compared with other income of $141.9 in the three months ended December 31, 2022.

Other income of $80.8 in the three months ended December 31, 2023 was comprised of net gains on forward repurchase contracts of $72.1, equity investment related impacts of $12.1, gains associated with earn-out provisions related to our sale of Wella of $1.9, partially offset by miscellaneous operating expense of $5.3.
Other income of $141.9 in the three months ended December 31, 2022 was comprised of equity investment related impacts of $73.9, net gains on forward repurchase contracts of $59.7, gains associated with earn-out provisions related to our sale of Wella of $12.5, partially offset by miscellaneous operating expense of $4.2.
The decrease in Other income is primarily due to a less favorable fair value adjustment related to our equity investment in the Wella Company compared to the prior period.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2023 and 2022 was 27.7% and 13.8%, respectively. The change in the effective tax rate for the three months ended December 31, 2023, as compared with the three months ended December 31, 2022, is primarily due to the foreign exchange loss recognized on repatriation of funds in the prior year that were previously taxed.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$257.4	$71.4	27.7%	$280.2	$38.8	13.8%
Adjustments to reported operating income (a)	72.6			62.1
Change in fair value of investment in Wella Business (c)	(13.0)			(75.0)
Other adjustments (d)	0.2			0.2
Total Adjustments (b)	59.8	6.6		(12.7)	28.7
Adjusted income before income taxes	$317.2	$78.0	24.6%	$267.5	$67.5	25.2%

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
(d)For the three months ended December 31, 2023 and 2022, this primarily represents loss from our equity investment in KKW.
The adjusted effective tax rate was 24.6% for the three months ended December 31, 2023 compared to 25.2% for the three months ended December 31, 2022. The differences were primarily due to the jurisdictional mix of income.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $180.9 in the three months ended December 31, 2023 as compared to net income of $238.3 in the three months ended December 31, 2022. The decrease in the income was primarily driven by a less favorable fair value adjustment for our investment in the Wella Company recorded in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2023	2022	Change %
Net income from Coty Inc. net of noncontrolling interests	$180.9	$238.3	(24)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net (loss) income attributable to Coty Inc.	$177.6	$235.0	(24)%
% of net revenues	10.3%	15.4%
Adjustments to reported operating income (b)	72.6	62.1	17%
Change in fair value of investment in Wella Company (c)	(13.0)	(75.0)	83%
Adjustment to other expense (d)	0.2	0.2	—%
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(6.6)	(28.7)	77%
Adjusted net income attributable to Coty Inc.	$229.1	$191.9	19%
% of net revenues	13.3%	12.6%
Per Share Data
Adjusted weighted-average common shares
Basic	892.8	850.8
Diluted (a)	922.8	886.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.26	$0.23
Diluted (a)	$0.25	$0.22

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended December 31, 2023 and 2022, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value gains for contracts with the option to settle in shares or cash of $44.4 and $44.3, respectively. For the three months ended December 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required. For the three months ended December 31, 2022, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended December 31, 2023 and 2022, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended December 31, 2023 and 2022, this primarily represents adjustments for equity loss from KKW.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2023 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2022
NET REVENUES
In the six months ended December 31, 2023, net revenues increased 16%, or $455.4, to $3,369.0 from $2,913.6 in the six months ended December 31, 2022. Excluding net revenue from the first and second quarters of the prior period from Russia, net revenues increased 17% or $490.6 to $3,369.0 from $2,878.4 in the six months ended December 31, 2022, reflecting a positive price and mix impact of 13%, positive foreign currency exchange translation impact of 3%, and a increase in unit volume of 1%. The overall increase in net revenues reflects growth in our prestige fragrance category due to the continued success of fragrance brands, specifically Burberry, Hugo Boss, Calvin Klein, Gucci, Chloe, Marc Jacobs and Davidoff. The overall increase in net revenues for the Consumer Beauty segment was due to positive performance in the color cosmetics category, mass fragrance category, and the skin and body care category in Brazil.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of targeted price increases across our product portfolio. Volume growth across our fragrance portfolio, as well as in skin and body care products in Brazil, helped partially offset volume declines from certain color cosmetic and other body care brands in China due to macroeconomic conditions.
Geographically, except for China, net revenues in all major markets grew, led by the United States. Additionally, there was an increase in travel retail sales in the Europe, Americas and Asia Pacific regions.
Digital and e-commerce sales growth also contributed to the increase in net revenues.
Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2023	2022	Change %
NET REVENUES
Prestige	$2,187.3	$1,821.2	20%
Consumer Beauty	1,181.7	1,092.4	8%
Total	$3,369.0	$2,913.6	16%
Prestige
In the six months ended December 31, 2023, net revenues from the Prestige segment increased 20%, or $366.1, to $2,187.3 from $1,821.2 in the six months ended December 31, 2022. Excluding net revenue from the first and second quarters of the prior period from Russia, net revenues from the Prestige segment increased 21% or $382.7 to $2,187.3 from $1,804.6 in the six months ended December 31, 2022, reflecting a positive price and mix impact of 10%, an increase in unit volume of 8%, and positive foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)higher net revenues due to the continued success of Prestige fragrances, such as Burberry Goddess and Her, Hugo Boss Boss Bottled and Boss the Scent, Calvin Klein One, Eternity, and Euphoria, Gucci Guilty and Flora, Chloe Nomade and Signature, Marc Jacobs Daisy and Davidoff Cool Water;
(ii)an increase in net revenues in key markets, primarily the United States, Travel Retail, Germany, and Australia, due to the significant improvement of fill rates from the prior period; and
(iii)an increase in net revenues due to positive pricing impact as a result of global price increases and in line with the overall premiumization strategy.
These increases in net revenue were partially offset by:
(i)lower net revenues for the Lacoste brand in the current period, which was primarily due to the early license termination resulting in a wind down of sales through the end of the second quarter.
Consumer Beauty
In the six months ended December 31, 2023, net revenues from the Consumer Beauty segment increased 8%, or $89.3, to $1,181.7 from $1,092.4 in the six months ended December 31, 2022. Excluding net revenue from the first and second quarters of the prior period from Russia, net revenues from the Consumer Beauty segment increased 10% or $107.9 to $1,181.7 from $1,073.8 in the six months ended December 31, 2022, reflecting a positive price and mix impact of 7%, and a positive foreign currency exchange translation impact of 3%. The increase in net revenues primarily reflects:
(i)an increase in net revenues from color cosmetics brands, specifically Rimmel Manhattan, which was due to continued brand innovation, such as Lasting Finish foundation and Thrill Seeker mascara;

(ii)an increase in net revenues from the mass fragrance category primarily due to the continued success from the re-launch of David Beckham Instinct and innovation in Bruno Banani with the launch of Magnetic Man in the current fiscal year;
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
COST OF SALES
In the six months ended December 31, 2023, cost of sales increased 17%, or $176.4, to $1,203.0 from $1,026.6 in the six months ended December 31, 2022. Cost of sales as a percentage of net revenues increased to 35.7% in the six months ended December 31, 2023 from 35.2% in the six months ended December 31, 2022 resulting in a gross margin decrease of approximately 50 basis points primarily reflecting:
(i)approximately 70 basis points related to an increase in excess and obsolescence costs primarily associated with the Prestige product portfolio; and
(ii)approximately 60 basis points related to an increase in designer license fees due to licensed Prestige brands comprising a larger portion of overall net revenues in the current period as well as favorable royalty activity in the prior period, which did not reoccur in the current period.
These increases were partially offset by:
(i)approximately 50 basis points related to decreased freight costs; and

(ii)approximately 30 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues.
The above reflects the impact from inflation offset by a positive impact from pricing.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2023, selling, general and administrative expenses increased 12%, or $175.8, to $1,600.8 from $1,425.0 in the six months ended December 31, 2022. Selling, general and administrative expenses as a percentage of net revenues decreased to 47.5% in the six months ended December 31, 2023 from 48.9% in the six months ended December 31, 2022, or approximately 140 basis points. This decrease was primarily due to:
(i)70 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO;
(ii)60 basis points due to a decrease in administrative costs as a percentage of net revenues primarily due to lower depreciation expense related to fully depreciated IT equipment and lower costs associated with leased IT equipment;
(iii)40 basis points due to a decrease in advertising and consumer promotional costs due to a reduction in working media investment as a percentage of net revenues; and
(iv)40 basis points due to a decrease in logistics costs as a percentage of net revenues.
These decreases were partially offset by the following increases:
(i)50 basis points due to an increase in bad debt expense primarily related to a favorable activity in the prior period that did not reoccur in the current period; and
(ii)20 basis points due to an accrual reversal associated with the resolution of a contingency in the prior period that did not reoccur in the current period.

OPERATING INCOME
In the six months ended December 31, 2023, operating income was $434.2 compared to income of $371.2 in the six months ended December 31, 2022. Operating margin as a percentage of net revenues, increased to 12.9% in the six months ended December 31, 2023 as compared to an operating income as a percentage of net revenues of 12.7% in the six months ended December 31, 2022. The increase in operating margin is largely driven by lower fixed costs as a percentage of net revenues, a decrease in stock compensation expense as a percentage of net revenues, a decrease in advertising and consumer promotional expense as a percentage of net revenues, partially offset by higher restructuring costs in the current period and an increase in cost of goods sold as a percentage of net revenues.
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2023	2022	Change %
Operating income (loss)
Prestige	$422.2	$335.0	26%
Consumer Beauty	92.4	81.1	14%
Corporate	(80.4)	(44.9)	(79)%
Total	$434.2	$371.2	17%
Prestige
In the six months ended December 31, 2023, operating income for Prestige was $422.2 compared to income of $335.0 in the six months ended December 31, 2022. Operating margin increased to 19.3% of net revenues in the six months ended December 31, 2023 as compared to 18.4% in the six months ended December 31, 2022, driven primarily by a decrease in fixed costs as a percentage of net revenues and a decrease in advertising and consumer promotional expense as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Consumer Beauty
In the six months ended December 31, 2023, operating income for Consumer Beauty was $92.4 compared to income of $81.1 in the six months ended December 31, 2022. Operating margin increased to 7.8% of net revenues in the six months ended December 31, 2023 as compared to 7.4% in the six months ended December 31, 2022, driven by a decrease in fixed costs as a percentage of net revenues and a decrease in advertising and consumer promotional expense as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2023, the operating loss for Corporate was $80.4 compared to a loss of $44.9 in the six months ended December 31, 2022, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to the operating loss for Corporate was primarily driven by an increase in restructuring costs in the current period.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	422.2	$77.1	$499.3
Consumer Beauty	92.4	19.8	112.2
Corporate	(80.4)	80.4	—
Total	$434.2	$177.3	$611.5

	Six Months Ended December 31, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	335.0	$74.3	$409.3
Consumer Beauty	81.1	20.6	101.7
Corporate	(44.9)	44.9	—
Total	$371.2	$139.8	$511.0

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
Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2023	2022	Change %
Reported operating income	434.2	371.2	17%
% of net revenues	12.9%	12.7%
Amortization expense	96.9	94.9	2%
Restructuring and other business realignment costs	31.3	(3.7)	>100%
Stock-based compensation	49.9	65.3	(24)%
Gain on sale of real estate	(1.6)	(1.0)	(60)%
Early license termination and market exit costs	0.8	(15.7)	>100%
Total adjustments to reported operating income	$177.3	$139.8	27%
Adjusted operating income	$611.5	$511.0	20%
% of net revenues	18.2%	17.5%
Adjusted depreciation	115.2	114.5	1%
Adjusted EBITDA	$726.7	$625.5	16%
% of net revenues	21.6%	21.5%

In the six months ended December 31, 2023, adjusted operating income increased $100.5, to $611.5 from $511.0 in the six months ended December 31, 2022. Adjusted operating margin increased to 18.2% of net revenues in the six months ended December 31, 2023 from 17.5% in the six months ended December 31, 2022. In the six months ended December 31, 2023, adjusted EBITDA increased $101.2 to $726.7 from $625.5 in the six months ended December 31, 2022. Adjusted EBITDA margin increased to 21.6% of net revenues in the six months ended December 31, 2023 from 21.5% in the six months ended December 31, 2022, primarily due to a decrease in fixed costs as a percentage of net revenues and decrease in advertising and consumer promotional as a percentage of net revenues, partially offset by an increase in cost of goods sold as a percentage of net revenues.
Amortization Expense
In the six months ended December 31, 2023, amortization expense increased to $96.9 from $94.9 in the six months ended December 31, 2022. In the six months ended December 31, 2023, amortization expense of $77.1 and $19.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2022, amortization expense of $74.3 and $20.6 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred $520.0 of cash costs life-to-date related to our previously announced and substantially completed Transformation Plan as of December 31, 2023, which have been recorded in Corporate. In addition, we continue to analyze our cost structure and evaluate opportunities to streamline operations through a range of other cost reduction activities ("Other Restructuring Actions").
In the six months ended December 31, 2023, we incurred restructuring and other business structure realignment costs of $31.3, as follows:
•We incurred restructuring costs of $34.1 primarily related to the Other Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(2.8) which is reported in selling, general and administrative expenses.
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
Stock-based compensation
In the six months ended December 31, 2023, stock-based compensation was $49.9 as compared with $65.3 in the six months ended December 31, 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Gain on Sale of Real Estate
In the six months ended December 31, 2023 and 2022 we recognized gain of $(1.6) and $(1.0), respectively, related to sale of real estate.
Early License Termination and Market Exit Costs
In the six months ended December 31, 2023, we incurred costs of $0.8 related to the early termination of a license and market exit activity.
In the six months ended December 31, 2022, we recognized a gain of $(15.7) related to our market exit from Russia.
Adjusted Depreciation Expense
In the six months ended December 31, 2023, adjusted depreciation expense of $54.5 and $60.7 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2022, adjusted depreciation expense of $54.3 and $60.2 was reported in the Prestige and Consumer Beauty segments, respectively.

INTEREST EXPENSE, NET
In the six months ended December 31, 2023, net interest expense was $129.9 as compared with $126.9 in the six months ended December 31, 2022. This increase is primarily due to the impact of a higher average interest rate despite lower debt balances in the current period.
OTHER INCOME
In the six months ended December 31, 2023, other income was $4.2 as compared to other income of $240.1 in the six months ended December 31, 2022.
Other income of $4.2 in the six months ended December 31, 2023 was comprised of equity investment related impacts of $15.3, gains associated with earn-out provisions related to our sale of Wella of $8.5, partially offset by miscellaneous operating expense of $16.0 and loss on forward repurchase contracts of $3.6.
Other income of $240.1 in the six months ended December 31, 2022 was comprised of equity investment related impacts of $208.0, gains associated with earn-out provisions related to our sale of Wella of $26.4, net gains on forward repurchase contracts of $10.6, partially offset by miscellaneous operating expense of $4.9.
This decrease in Other income is primarily due to a less favorable fair value adjustment related to our equity investment in the Wella Company compared to the prior period and lower gains associated with earn-out provisions related to our sale of Wella as compared to the prior period.
INCOME TAXES
The effective income tax rate for the six months ended December 31, 2023 and 2022 was 36.4% and 22.4%, respectively. The change in the effective tax rate for the six months ended December 31, 2023, as compared to the prior period is primarily due to an expense of $24.3 in the current period recognized on the revaluation of our deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of: (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to our unrecognized tax benefits and accrued interest; (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2023			Six Months Ended December 31, 2022
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$308.5	$112.3	36.4%	$484.4	$108.5	22.4%
Other adjustments to reported operating income (a)	177.3			139.8
Change in fair value of investment in Wella Business (c)	(17.0)			(210.0)
Other adjustments (d)	4.1			0.4
Total Adjustments (b)	164.4	33.7		(69.8)	2.5
Adjusted income before income taxes	$472.9	$146.0	30.9%	$414.6	$111.0	26.8%

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

(d)For the six months ended December 31, 2023, this primarily this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW. For the six months ended December 31, 2022, this primarily represents adjustments for equity loss from KKW.
The adjusted effective tax rate was 30.9% for the six months ended December 31, 2023 compared to 26.8% for the six months ended December 31, 2022. The differences were primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $182.5 in the six months ended December 31, 2023, as compared to net income of $366.9 in the six months ended December 31, 2022. This decrease in net income was primarily driven by a less favorable fair value adjustment related to our investment in the Wella Company.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2023	2022	Change %
Net income from Coty Inc. net of noncontrolling interests	182.5	366.9	(50)%
Convertible Series B Preferred Stock dividends (a)	(6.6)	(6.6)	—%
Reported net income attributable to Coty Inc.	175.9	360.3	(51)%
% of net revenues	5.2%	12.4%
Adjustments to reported operating income (b)	177.3	139.8	27%
Change in fair value of investment in Wella Company (c)	(17.0)	(210.0)	92%
Adjustment to other expense (d)	4.1	0.4	>100%
Adjustments to noncontrolling interests (e)	(3.4)	(3.4)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(33.7)	(2.5)	<(100%)
Adjusted net income attributable to Coty Inc.	303.2	284.6	7%
% of net revenues	9.0%	9.8%
Per Share Data
Adjusted weighted-average common shares
Basic	873.6	846.4
Diluted (a)	907.0	884.5
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.35	$0.34
Diluted (a)	$0.34	$0.33

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the six months ended December 31, 2023 and 2022, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value gains for contracts with the option to settle in shares or cash of $0.2 and $6.8, respectively. For the six months ended December 31, 2023 and 2022, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $6.6 and $6.6, respectively was required.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations”
(c)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the six months ended December 31, 2023, this primarily divestiture-related costs related to our equity investments and loss from our equity investment in KKW. For the six months ended December 31, 2022, this primarily represents loss from equity investment in KKW.
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
We continue to wind down the operations of our Russian subsidiary. We anticipate that we will incur an immaterial amount of additional costs through completion of the wind down, and future net cash costs of $10.0 to $20.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies. We have substantially completed the exit of our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time.
Inflationary trends eased in the second quarter of fiscal 2024 and are expected to continue to ease in the coming quarters. Additionally, we continued to see improved order fill rates and achieved near pre-COVID-19 service levels in the second quarter and anticipate being able to maintain this level of service into the foreseeable future.
Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term B Facility and issuing fixed rate bonds. As a result, all of our long-term debt was fixed rate debt as of December 31, 2023 and our remaining floating-to-fixed interest rate swaps have been terminated.
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
In the second quarter of fiscal 2024, one of our wholly-owned subsidiaries utilized cash on hand to fully pay down the U.S. Dollar-denominated credit facility in Brazil in the amount of $31.9. Additionally, we completed cash tender offers on December 7, 2023, and redeemed $150.0 of the Company's 2026 Dollar Notes and $250.0 of the Company's 2026 Dollar Senior Secured Notes. See Note 9—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.
We expect to continue to take actions to improve the maturity mix of our debt from time to time as market conditions permit.

Equity Offering
On September 28, 2023, we entered into an agreement with a group of underwriters to issue and sell 33.0 million shares of our Class A common stock, par value $0.01 per share (see Note 13—Equity and Convertible Preferred Stock for additional information). We used proceeds of approximately $348.4, net of underwriting fees, from this offering primarily to retire the principal amount of outstanding debt. Other uses included general corporate purposes, such as strategic investments in the business, working capital and capital expenditures. Settlement of the Offering occurred on October 2, 2023.
Share Repurchases
In connection with our Share Repurchase Program, we entered into forward repurchase contracts in June 2022, December 2022, and November 2023 with three large financial institutions to start hedging for potential $200.0, $196.0 and $250.0 of share repurchases in 2024, 2025 and 2026, respectively.
We plan to physically settle the June 2022 forward repurchase contracts by delivering approximately $200.0 cash in exchange for 27 million shares of our Class A Common Stock during the third quarter of fiscal 2024. We will continue to incur costs associated with these forward repurchase contracts before settlement. Such cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $24.0.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $217.0 and $202.9 as of December 31, 2023 and June 30, 2023, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $874.0 and $795.8 during the six months ended December 31, 2023 and 2022, respectively.
Cash Flows

	Six Months Ended December 31,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$608.1	$645.4
Net cash used in investing activities	(119.4)	(45.2)
Net cash used in financing activities	(285.9)	(536.6)
Net cash provided by operating activities
Net cash provided by operating activities was $608.1 and $645.4 for the six months ended December 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities of $37.3 was primarily driven by lower net inflows from changes in working capital, resulting from by changes in accounts payable due to timing of payments and vendor mix and changes in trade receivables primarily due to higher net revenue and lower factored receivables year over year. Changes in inventories partially offset these impacts due to the prior year increase in inventory as a result of strategic efforts to mitigate supply chain constraints combined with a current year decrease in inventory from higher net revenues. Changes in accrued expenses and other current and noncurrent liabilities also helped to offset the overall decrease in cash provided by operating activities primarily from the impact of lower payments for restructuring and interest related to timing of restructuring programs and changes to interest payment terms year over year.
Net cash used in investing activities
Net cash used in investing activities was $119.4 and $45.2 for the six months ended December 31, 2023 and 2022, respectively. The decrease in investing cash flows of $74.2 was primarily due to lower current year proceeds from the sale of long-lived assets and higher levels of capital expenditures year over year. The lower proceeds from sale of long-lived assets was primarily driven by the impact of the prior year collection of license termination fees which did not reoccur in the current year.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2023 and 2022 was $285.9 and $536.6, respectively. The decrease in cash used in financing activities of $250.7 was primarily driven by the net proceeds from the issuance of Class A Common Stock, mainly in connection with the global offering, and lower cash payments in the current year due to realized losses on the Company's financing related foreign currency contracts. Such lower cash outflows were partially offset primarily by higher repayments in the current year associated with the Company's Credit Agreement, higher payments for deferred financing fees and for the forward repurchase contracts in the current year.
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
Commitments and Contingencies
See Note 16—Redeemable Noncontrolling Interests in the notes to our Condensed Consolidated Financial Statements for information on our subsidiary in the Middle East.
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$423.8 million (approximately $87.3) as of December 31, 2023.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $7.2 and bank guarantees of $20.7 and $16.3 as of December 31, 2023 and June 30, 2023, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2023 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2023 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the six months ended December 31, 2023, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of December 31, 2023, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2023 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2023.
Item 5. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

COTY INC.

Date: February 8, 2024	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)