Form 10-Q
period 2024-03-31
COTY INC.
filed 2024-05-07
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At April 30, 2024, 867,838,983 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenues	$1,385.6	$1,288.9	$4,754.6	$4,202.5
Cost of sales	487.8	478.1	1,690.8	1,504.7
Gross profit	897.8	810.8	3,063.8	2,697.8
Selling, general and administrative expenses	770.6	720.4	2,371.4	2,145.4
Amortization expense	48.5	48.2	145.4	143.1
Restructuring costs	0.9	(1.3)	35.0	(5.4)
Operating income	77.8	43.5	512.0	414.7
Interest expense, net	60.4	58.8	190.3	185.7
Other expense (income), net	14.0	(156.9)	9.8	(397.0)
Income before income taxes	3.4	141.6	311.9	626.0
(Benefit) provision for income taxes	(5.4)	29.8	106.9	138.3
Net income	8.8	111.8	205.0	487.7
Net income (loss) attributable to noncontrolling interests	2.4	1.0	4.0	(0.4)
Net income attributable to redeemable noncontrolling interests	2.6	2.4	14.7	12.8
Net income attributable to Coty Inc.	$3.8	$108.4	$186.3	$475.3
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	3.8	108.4	186.3	475.3
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net income attributable to common stockholders	$0.5	$105.1	$176.4	$465.4

Earnings per common share:
Earnings per common share - basic	$—	$0.12	0.20	0.55
Earnings per common share - diluted	—	0.12	0.20	0.54
Weighted-average common shares outstanding:
Basic	883.1	851.6	876.7	848.1
Diluted	892.0	865.2	886.1	885.8
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income	$8.8	$111.8	$205.0	$487.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(104.1)	80.8	(47.1)	35.7
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.2) and $0.9, and $(0.6) and $1.6 during the three and nine months ended, respectively	0.1	(2.1)	0.5	(5.1)
Pension and other post-employment benefits adjustment, net of tax of $0.9 and $0.4, and $1.4 and $0.4 during the three and nine months ended, respectively	(2.2)	(0.6)	(3.7)	(2.3)
Total other comprehensive (loss) income, net of tax	(106.2)	78.1	(50.3)	28.3
Comprehensive (loss) income	(97.4)	189.9	154.7	516.0
Comprehensive income attributable to noncontrolling interests:
Net income (loss)	2.4	1.0	4.0	(0.4)
Foreign currency translation adjustment	(0.1)	(0.2)	(0.1)	0.1
Total comprehensive income (loss) attributable to noncontrolling interests	2.3	0.8	3.9	(0.3)
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	2.6	2.4	14.7	12.8
Foreign currency translation adjustment	(0.1)	—	—	0.1
Total comprehensive income attributable to noncontrolling interests	2.5	2.4	14.7	12.9
Comprehensive (loss) income attributable to Coty Inc.	$(102.2)	$186.7	$136.1	$503.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$260.2	$246.9
Restricted cash	26.0	36.9
Trade receivables—less allowances of $26.3 and $23.2, respectively	479.9	360.9
Inventories	759.7	853.4
Prepaid expenses and other current assets	459.8	553.6
Total current assets	1,985.6	2,051.7
Property and equipment, net	703.4	712.9
Goodwill	3,965.1	3,987.9
Other intangible assets, net	3,632.6	3,798.0
Equity investments	1,086.5	1,068.9
Operating lease right-of-use assets	270.5	286.7
Deferred income taxes	580.9	589.9
Other noncurrent assets	97.6	165.6
TOTAL ASSETS	$12,322.2	$12,661.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250.1	$1,444.7
Accrued expenses and other current liabilities	1,092.1	1,042.0
Short-term debt and current portion of long-term debt	4.4	57.9
Current operating lease liabilities	58.8	65.6
Income and other taxes payable	70.8	126.6
Total current liabilities	2,476.2	2,736.8
Long-term debt, net	3,902.3	4,178.2
Long-term operating lease liabilities	232.6	247.5
Pension and other post-employment benefits	275.9	280.7
Deferred income taxes	688.8	659.7
Other noncurrent liabilities	328.0	325.4
Total liabilities	7,903.8	8,428.3
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at March 31, 2024 and June 30, 2023	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	94.2	93.5
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 962.1 and 919.3 issued and 867.9 and 852.8 outstanding at March 31, 2024 and June 30, 2023, respectively	9.6	9.1
Additional paid-in capital	11,294.1	10,898.6
Accumulated deficit	(4,801.6)	(4,987.9)
Accumulated other comprehensive loss	(712.6)	(662.4)
Treasury stock—at cost, shares: 94.2 and 66.5 at March 31, 2024 and June 30, 2023, respectively	(1,796.9)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,992.6	3,811.1
Noncontrolling interests	189.2	186.3
Total equity	4,181.8	3,997.4
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,322.2	$12,661.6
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2024
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2023	1.0	$—	919.3	$9.1	$—	$10,898.6	$—	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			30.0	0.3	31.5	311.2	(348.5)					(5.5)		(5.5)
Exercise of employee stock options and restricted stock units			5.2	0.1		(0.1)						—		—
Shares withheld for employee taxes						(0.8)						(0.8)		(0.8)
Share-based compensation expense						30.2						30.2		30.2
Equity Investment contribution for share-based compensation						0.7						0.7		0.7
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								1.6				1.6	1.1	2.7	7.5
Other comprehensive loss									(115.0)			(115.0)	—	(115.0)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value						2.3						2.3		2.3	(2.3)
BALANCE—September 30, 2023	1.0	$—	954.5	$9.5	$31.5	$11,238.8	$(348.5)	$(4,986.3)	$(777.4)	66.5	$(1,446.3)	$3,721.3	$187.4	$3,908.7	$98.6	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			3.0		(31.5)	30.9	348.5					347.9		347.9
Reacquired Class A Common Stock for employee taxes										0.1		—		—
Exercise of employee stock options and restricted stock units			4.2	0.1		11.2						11.3		11.3
Shares withheld for employee taxes						(17.3)						(17.3)		(17.3)
Share-based compensation expense						19.9						19.9		19.9
Equity Investment contribution for share-based compensation						0.6						0.6		0.6
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								180.9				180.9	0.5	181.4	4.6
Other comprehensive income									170.8			170.8		170.8	0.2
Distribution to noncontrolling interests, net												—		—	(8.5)
Adjustment of redeemable noncontrolling interests to redemption value						(7.3)						(7.3)		(7.3)	7.3
BALANCE—December 31, 2023	1.0	$—	961.7	$9.6	$—	$11,273.5	$—	$(4,805.4)	$(606.6)	66.6	$(1,446.3)	$4,424.8	$187.9	$4,612.7	$102.2	$142.4

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
Repurchase of Class A Common Stock pursuant to forward repurchase contracts										27.0	(350.6)	(350.6)		(350.6)
Reacquired Class A Common Stock for employee taxes and cancellation of restricted stock										0.6	—	—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			0.4	—		2.3						2.3		2.3
Shares withheld for employee taxes						(1.0)						(1.0)		(1.0)
Share-based compensation expense						20.2						20.2		20.2
Equity Investment contribution for share-based compensation						0.5						0.5		0.5
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock						—						—		—		(3.3)
Net income								3.8				3.8	2.4	6.2	2.6
Other comprehensive income									(106.0)			(106.0)	(0.1)	(106.1)	(0.1)
Distributions to noncontrolling interests, net												—	(1.0)	(1.0)	(8.6)
Adjustment of redeemable noncontrolling interests to redemption value						1.9						1.9		1.9	(1.9)
BALANCE—March 31, 2024	1.0	$—	962.1	$9.6		$11,294.1		$(4,801.6)	$(712.6)	94.2	$(1,796.9)	$3,992.6	$189.2	$4,181.8	$94.2	$142.4
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
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205.0	$487.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316.6	317.8
Non-cash lease expense	46.7	48.0
Deferred income taxes	39.0	89.3
Provision (releases) for bad debt, net	3.5	(12.8)
Provision for pension and other post-employment benefits	7.6	6.9
Share-based compensation	70.4	98.9
Losses on disposals of long-term assets, net	1.7	4.9
Realized and unrealized gains from equity investments, net	(17.6)	(207.2)
Foreign exchange effects	17.6	27.5
Unrealized gains on forward repurchase contracts, net	(15.9)	(185.5)
Other	40.1	28.5
Change in operating assets and liabilities
Trade receivables	(131.9)	(10.5)
Inventories	83.5	(123.9)
Prepaid expenses and other current assets	8.4	(51.1)
Accounts payable	(165.5)	114.9
Accrued expenses and other current liabilities	47.4	(9.8)
Operating lease liabilities	(44.4)	(47.3)
Income and other taxes payable	(69.1)	12.4
Other noncurrent assets	(4.9)	(9.6)
Other noncurrent liabilities	(0.1)	(58.3)
Net cash provided by operating activities	438.1	520.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(185.4)	(156.0)
Proceeds from license termination, contingent consideration and sale of other long-term assets	23.9	58.3
Net cash used in investing activities	(161.5)	(97.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	1,745.2	1,109.7
Repayments of revolving loan facilities	(1,704.0)	(1,129.6)
Proceeds from issuance of other long-term debt	1,284.3	—
Repayments of term loans and other long-term debt	(1,613.6)	(194.5)
Proceeds from issuance of Class A Common Stock in connection with global offering, net of offering costs	342.4	—
Dividend payments on Common Stock and Convertible Series B Preferred Stock	(10.1)	(10.4)
Net proceeds from issuance of Class A Common Stock	13.1	—
Net payments of foreign currency contracts	(2.8)	(139.3)
Settlement and other payments related to forward repurchase contracts	(234.0)	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(18.1)	(17.4)
Payment of deferred financing fees	(40.4)	—
All other	(26.1)	(16.1)
Net cash used in financing activities	(264.1)	(397.6)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10.1)	(12.3)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.4	13.2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	283.8	263.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$286.2	$277.0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$148.8	$157.9
Net cash paid for income taxes	121.4	45.8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$85.6	$93.1
Non-cash exchange of June 2022 forward repurchase contracts for treasury stock	$150.6	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2023. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2024. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2024 and June 30, 2023, the Company had restricted cash of $26.0 and $36.9, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2024 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2024. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and nine months ended March 31, 2024 and 2023 was (158.8)% and 21.0%, respectively, and 34.3% and 22.1%, respectively.
The effective tax rate of (158.8)% for the three months ended March 31, 2024 was primarily due to a benefit of $8.5 on the resolution of foreign uncertain tax positions compared to $3.4 of income in the period.
The effective tax rate of 21.0% in the three months ended March 31, 2023 was increased due to a large limitation on the deductibility of executive stock compensation offset by large fair value gains related to the investment in the Wella business taxed at a rate below the statutory tax rate of 21% as well as a foreign exchange loss recognized on the repatriation of funds that were previously taxed.
The effective tax rate of 34.3% in the nine months ended March 31, 2024 was driven up from the statutory tax rate of 21% due to an expense of $24.3 recognized in the current period on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland, as well as the limitation on the deductibility of executive stock compensation.
The effective tax rate of 22.1% in the nine months ended March 31, 2023 was increased from the statutory tax rate of 21% due to a large limitation on the deductibility of executive stock compensation. This increase was then offset by large fair value gains related to the investment in the Wella business taxed at a rate below the statutory tax rate of 21% as well as a foreign exchange loss recognized on repatriation of funds that were previously taxed.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2024 and June 30, 2023, the gross amount of UTBs was $219.0 and $235.5, respectively. As of March 31, 2024, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $174.5. As of March 31, 2024 and June 30, 2023, the liability associated with UTBs, including accrued interest and penalties, was $210.2 and $218.6, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.0 and $3.5 for the three months ended March 31, 2024 and 2023, respectively, and $2.0 and $4.9 for the nine months ended March 31, 2024 and 2023, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 was $35.1 and $33.1, respectively. On the basis of the information available as of March 31, 2024, it is reasonably possible that a decrease of up to $32.2 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for the Company in fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company will adopt the standard and make the additional required disclosures beginning in the first quarter of fiscal 2026.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for the Company in fiscal 2025. Interim disclosures are required for periods within fiscal years beginning in the first quarter of fiscal 2026. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company will adopt the standard and make the additional required disclosures beginning in the fourth quarter of fiscal 2025.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2024	2023	2024	2023
Net revenues:
Prestige	$867.2	$799.7	$3,054.5	$2,620.9
Consumer Beauty	518.4	489.2	1,700.1	1,581.6
Total	$1,385.6	$1,288.9	$4,754.6	$4,202.5

Operating income (loss):
Prestige	108.7	102.4	531.0	437.3
Consumer Beauty	(13.3)	(27.9)	79.0	53.3
Corporate	(17.6)	(31.0)	(98.0)	(75.9)
Total	$77.8	$43.5	$512.0	$414.7
Reconciliation:
Operating income	77.8	43.5	512.0	414.7
Interest expense, net	60.4	58.8	190.3	185.7
Other expense (income), net	14.0	(156.9)	9.8	(397.0)
Income before income taxes	$3.4	$141.6	$311.9	$626.0
Presented below are the percentage of revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2024	2023	2024	2023
Fragrance	59.5%	59.2%	62.6%	60.3%
Color Cosmetics	28.4	29.2	25.5	27.4
Body Care, Skin & Other	12.1	11.6	11.9	12.3
Total	100.0%	100.0%	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Current Restructuring Actions	$1.2	$—	$35.9	$—
Transformation Plan	(0.3)	(1.3)	(0.9)	(5.4)
Total	$0.9	$(1.3)	$35.0	$(5.4)
Current Restructuring Actions
The Company continues to analyze our cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The Company has incurred cumulative restructuring charges of $37.2 related to approved initiatives through March 31, 2024, which have been recorded in Corporate. The liability balances were $36.3 (including certain actions that were accrued during fiscal 2023) and $0.0 at March 31, 2024 and June 30, 2023 respectively. The Company currently estimates that the total remaining accrual of $36.3 will result in cash expenditures of approximately $2.8, $15.6 and $17.9 in fiscal 2024, 2025 and thereafter, respectively.
Transformation Plan
The Company previously announced a four-year plan to drive substantial improvement and optimization in the Company's businesses, under which the Company expected to incur restructuring and related costs (the “Transformation Plan”), which is now substantially complete. Of the expected costs, the Company has incurred cumulative restructuring charges of $214.6 related to approved initiatives through March 31, 2024, which have been recorded in Corporate. The related liability balances were $5.4 and $10.0 at March 31, 2024 and June 30, 2023, respectively. The Company currently estimates that the total remaining accrual of $5.4 will result in cash expenditures of approximately $0.9 and $4.5 in fiscal 2024 and 2025, respectively.
5. INVENTORIES
Inventories as of March 31, 2024 and June 30, 2023 are presented below:

	March 31, 2024	June 30, 2023
Raw materials	$210.0	$224.1
Work-in-process	14.3	15.6
Finished goods	535.4	613.7
Total inventories	$759.7	$853.4

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	March 31, 2024	June 30, 2023
Equity method investments:
KKW Holdings (a)	$6.5	$8.9
Equity investments at fair value:
Wella (b)	1,080.0	1,060.0

Total equity investments	$1,086.5	$1,068.9

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $0.7 and $0.8, respectively, during the three months ended March 31, 2024 and 2023 and $2.4 and $2.8, respectively, during the nine months ended March 31, 2024 and 2023 representing its share of the investee’s net loss in Other expense (income), net within the Condensed Consolidated Statements of Operations.
(b)As of March 31, 2024 and June 30, 2023, the Company's stake in Wella was 25.84% and 25.85%, respectively.
The following table presents summarized financial information of the Company’s equity method investees for the period ending March 31, 2024. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Summarized Statements of Operations information:
Net revenues	$597.5	$587.0	$1,938.7	$1,844.2
Gross profit	401.0	382.7	1,299.9	1,197.6
Operating income	28.5	16.5	153.0	133.0
(Loss) before income taxes	(28.0)	(33.5)	(10.6)	(13.2)
Net income (loss)	(40.3)	(27.5)	17.2	(13.0)
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended March 31, 2024. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended March 31, 2024.

Equity investments at fair value:
Balance as of June 30, 2023	$1,060.0
Total gains included in earnings	20.0
Balance as of March 31, 2024	$1,080.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of March 31, 2024. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,080.0	Discounted cash flows	Discount rate	9.50% (a)
			Growth rate	1.8% - 7.1% (a)

		Market multiple	Revenue multiple	2.4x – 2.6x (b)
			EBITDA multiple	10.0x – 12.0x (b)

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of March 31, 2024 and June 30, 2023 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9

Changes during the period ended March 31, 2024
Foreign currency translation	(18.1)	(4.7)	(22.8)

Gross balance at March 31, 2024	$6,261.1	$1,744.1	$8,005.2
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at March 31, 2024	$3,150.8	$814.3	$3,965.1

Other Intangible Assets, net
Other intangible assets, net as of March 31, 2024 and June 30, 2023 are presented below:

	March 31, 2024	June 30, 2023
Indefinite-lived other intangible assets	$947.6	$950.8
Finite-lived other intangible assets, net	2,685.0	2,847.2
Total Other intangible assets, net	$3,632.6	$3,798.0
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2023	$950.8	$950.8

Changes during the period ended March 31, 2024
Foreign currency translation	(3.2)	(3.2)

Gross balance at March 31, 2024	$1,892.5	$1,892.5
Accumulated impairments	(944.9)	(944.9)
Net balance at March 31, 2024	$947.6	$947.6
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2023
License agreements and collaboration agreements	$3,756.2	$(1,282.6)	$(19.6)	$2,454.0
Customer relationships	750.6	(505.9)	(5.5)	239.2
Trademarks	313.0	(180.6)	(0.5)	131.9
Product formulations and technology	85.6	(63.5)	—	22.1
Total	$4,905.4	$(2,032.6)	$(25.6)	$2,847.2
March 31, 2024
License agreements and collaboration agreements	$3,734.9	$(1,391.1)	$(19.6)	$2,324.2
Customer relationships	747.0	(524.0)	(5.5)	217.5
Trademarks	312.3	(189.6)	(0.5)	122.2
Product formulations and technology	84.9	(63.8)	—	21.1
Total	$4,879.1	$(2,168.5)	$(25.6)	$2,685.0
Amortization expense was $48.5 and $48.2 for the three months ended March 31, 2024 and 2023, respectively and $145.4 and $143.1 for the nine months ended March 31, 2024 and 2023, respectively.
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

The following chart provides additional information about the Company’s operating leases:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2024	2023	2024	2023
Operating lease cost	$18.8	$19.0	$56.6	$57.5
Short-term lease cost	1.2	0.1	2.0	0.6
Variable lease cost	11.5	10.8	31.1	27.6
Sublease income	(4.2)	(4.3)	(12.6)	(12.0)
Net lease cost	$27.3	$25.6	$77.1	$73.7
Other information:
Operating cash outflows from operating leases	$(18.0)	$(16.8)	$(55.2)	$(57.2)
Right-of-use assets obtained in exchange for lease obligations	$(2.0)	$0.4	$30.7	$14.2

Weighted-average remaining lease term - real estate			6.9 years	7.4 years
Weighted-average discount rate - real estate leases			4.51%	4.09%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2024, remaining	$19.2
2025	66.8
2026	56.3
2027	49.4
2028	37.4
Thereafter	114.0
Total future lease payments	343.1
Less: imputed interest	(51.7)
Total present value of lease liabilities	291.4
Current operating lease liabilities	58.8
Long-term operating lease liabilities	232.6
Total operating lease liabilities	$291.4

Table excludes obligations for leases with original terms of twelve months or less, which have not been recognized as right-of-use assets or liabilities in the Condensed Consolidated Balance Sheets.

9. DEBT
The Company’s debt balances consisted of the following as of March 31, 2024 and June 30, 2023, respectively:

	March 31, 2024	June 30, 2023
Short-term debt	$1.5	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	650.0	900.0
2026 Euro Senior Secured Notes due April 2026	754.3	761.0
2028 Euro Senior Secured Notes due September 2028	538.8	—
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	255.4	—
2021 Coty Revolving Credit Facility due April 2025	—	228.9
2018 Coty Term B Facility due April 2025	—	1,183.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	323.0	473.0
2026 Euro Notes due April 2026	194.3	196.0
Brazilian Credit Facilities	—	31.9
Finance lease obligations	5.0	7.1
Total debt	3,972.3	4,281.6
Less: Short-term debt and current portion of long-term debt	(4.4)	(57.9)
Total Long-term debt	3,967.9	4,223.7
Less: Unamortized financing fees and discounts on long-term debt	(65.6)	(45.5)
Total Long-term debt, net	$3,902.3	$4,178.2
Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2024, total short-term debt increased by $1.5 from nil as of June 30, 2023. In addition, the Company had undrawn letters of credit of $4.1 and $7.2, and bank guarantees of $21.1 and $16.3 as of March 31, 2024 and June 30, 2023, respectively.
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
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility, in accordance to the 2018 Coty Credit Agreement, as amended. No balances remain outstanding under the 2018 Coty Term A Facility or 2018 Coty Term B Facility as of September 30, 2023. See the above Recent Developments section for information on the prepayments made on the 2018 Coty Term B Facility during the nine months ended March 31, 2024.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $0.0 and $0.0 during the three months ended March 31, 2024 and 2023, respectively, and $7.4 and $0.8 during the nine months ended March 31, 2024 and 2023, respectively, which were recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations. Additionally, the Company capitalized deferred issuance fees of $0.0 and $0.0 during the three months ended March 31, 2024 and 2023, respectively and $40.4 and $0.0 during the nine months ended March 31, 2024 and 2023.
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

In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	March 31, 2024		June 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,193.1	$3,182.4	$2,161.0	$2,066.9
2018 Coty Credit Agreement	255.4	255.4	1,412.6	1,393.5
Senior Unsecured Notes	517.3	517.8	669.0	661.5
Brazilian Credit Facilities	—	—	31.9	32.2
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of March 31, 2024, are presented below:

Fiscal Year Ending June 30,
2024, remaining
2025	—
2026	1,921.6
2027	—
2028	—
Thereafter	2,044.2
Total	$3,965.8
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
March 31, 2024 through July 11, 2028	4.00 to 1.00

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
As of March 31, 2024, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2024 and 2023, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Interest expense	$58.8	$65.2	$187.3	$187.8
Foreign exchange losses (gains), net of derivative contracts	4.6	(3.5)	15.1	10.5
Interest income	(3.0)	(2.9)	(12.1)	(12.6)
Total interest expense, net	$60.4	$58.8	$190.3	$185.7

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	—	—	1.3	1.2	0.2	0.2	1.5	1.4
Interest cost	0.2	0.2	3.2	2.7	0.4	0.4	3.8	3.3
Expected return on plan assets	—	—	(1.2)	(0.9)	—	—	(1.2)	(0.9)
Amortization of prior service credit	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net (gain) loss	(0.2)	(0.7)	(0.6)	(0.2)	(0.6)	(0.5)	(1.4)	(1.4)
Net periodic benefit cost (credit)	—	(0.5)	2.7	2.8	(0.1)	—	2.6	2.3

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	—	—	3.9	3.6	0.4	0.6	4.3	4.2
Interest cost	0.6	0.6	9.6	8.1	1.2	1.2	11.4	9.9
Expected return on plan assets	—	—	(3.6)	(2.7)	—	—	(3.6)	(2.7)
Amortization of prior service credit	—	—	—	—	(0.3)	(0.3)	(0.3)	(0.3)
Amortization of net (gain) loss	(0.6)	(2.1)	(1.8)	(0.6)	(1.8)	(1.5)	(4.2)	(4.2)
Net periodic benefit cost (credit)	—	(1.5)	8.1	8.4	(0.5)	—	7.6	6.9
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
As of March 31, 2024 and June 30, 2023, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $19.7 and $28.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of March 31, 2024 and June 30, 2023, the notional amounts of these outstanding non-designated foreign currency forward and cross-currency swap contracts were $1,627.6 and $1,653.5, respectively.
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
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of March 31, 2024 and June 30, 2023, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,113.5 million and €701.3 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June 2022, December 2022, and November 2023, the Company entered into certain forward repurchase contracts to start hedging for potential $200.0, $196.0, and $294.0 share buyback programs, in 2024, 2025, and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations.
In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $0.0 and $(12.2) as of March 31, 2024 and June 30, 2023, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for a cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of March 31, 2024 and June 30, 2023, and will remain until the sale or substantial liquidation of the underlying net investments.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Foreign exchange forward contracts	$0.4	$(3.1)	$0.4	$(1.8)
Interest rate swap contracts	—	(0.1)	(0.1)	1.7
Net investment hedges	22.1	(16.2)	12.2	(52.9)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $1.2 and $0.7 as of March 31, 2024 and June 30, 2023, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $1.1. As of March 31, 2024, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,
	2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(0.3)	$—	$0.3	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.4	—	1.2

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Nine Months Ended March 31,
	2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$(2.4)	$—	$(1.3)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1.6	—	7.9
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2024	2023	2024	2023
Foreign exchange contracts	Selling, general and administrative expenses	$—	$(4.6)	$(0.1)	$(4.7)
Foreign exchange contracts	Interest expense, net	(23.1)	14.7	(20.4)	(64.6)
Foreign exchange and forward repurchase contracts	Other income, net	(17.0)	161.4	(20.6)	167.1
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2024, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2024, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 867.9 million.
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
The Company's Majority Stockholder
As of March 31, 2024 JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 55% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's

Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Series B Preferred Stock on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A and A-1 Preferred Stock
As of March 31, 2024, total authorized shares of preferred stock are 20.0 million. There are two classes of Preferred Stock, Series A Preferred Stock and Series A-1 Preferred Stock, both with a par value of $0.01 per share.
Pursuant to the Series A Preferred Stock subscription agreement dated March 27, 2017, as the holder did not exchange the vested Series A Preferred Stock by the specified expiration date, the Company has the right to redeem the Series A Preferred Stock (1.0 million shares) at a redemption price of $0.01 per share. The Company plans to redeem these shares of Series A Preferred Stock in accordance with their terms.
As of March 31, 2024, there were 1.0 million shares of Series A and no shares of Series A-1 Preferred Stock authorized, issued and outstanding. Series A Preferred Stock and Series A-1 Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
As of March 31, 2024, the Company has $0.0 Series A Preferred Stock classified as a liability recorded in Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended March 31, 2024 and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the nine months ended March 31, 2024 and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $9.9 and paid accrued dividends of $9.9. As of March 31, 2024 and June 30, 2023, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of March 31, 2024, the Company had authority for $796.8 remaining under the Share Repurchase Program.
In June 2022, December 2022 and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0, $196.0 and $294.0 share buyback programs in 2024, 2025 and 2026, respectively.
In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. The fair value of the shares repurchased was approximately $350.6, which was recorded as an increase to Treasury stock in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 9.8% and 8.2%, respectively, as of March 31, 2024.
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments for additional information.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended March 31, 2024.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2024 and 2023 was nil and $0.1, respectively, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.3 and $0.7, of which $0.1 and $0.2 related to employee taxes, for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2024 and 2023, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.8 and $1.0 as of March 31, 2024 and June 30, 2023, respectively. In addition, accrued dividends of $0.0 and $0.1 are included in Other noncurrent liabilities as of March 31, 2024 and June 30, 2023, respectively.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive income (loss) before reclassifications	0.1	12.2	(59.2)	(0.6)	(47.5)
Net amounts reclassified from AOCI/(L)	0.4	—	—	(3.1)	(2.7)
Net current-period other comprehensive income (loss)	0.5	12.2	(59.2)	(3.7)	(50.2)
Balance—March 31, 2024	$1.2	$(37.6)	$(727.1)	$50.9	$(712.6)

(a) For the nine months ended March 31, 2024, other comprehensive loss before reclassifications of $0.6 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $4.5, net of tax of $1.4.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Equity plan expense (a)	$20.2	$32.7	$70.3	$97.7
Liability plan (income) expense	0.3	0.9	0.1	1.2
Fringe expense	(0.1)	—	3.0	1.5
Total share-based compensation expense	$20.4	$33.6	$73.4	$100.4

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of March 31, 2024, the total unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is $0.1, $0.0, $149.5, and $31.1, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.62, 0.00, 3.44 and 2.37 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted nil and 4.5 million shares of RSUs and other share awards during the three and nine months ended March 31, 2024. The Company recognized share-based compensation expense of $15.0 and $31.5 for the three months ended March 31, 2024 and 2023, respectively, of which $5.1 and $23.0 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $63.7 and $96.3 for the nine months ended March 31, 2024 and 2023, respectively, of which $31.3 and $70.1 related to Ms. Nabi's award.
Performance Restricted Stock Units
The Company granted nil and 3.7 million shares of PRSUs, during the three and nine months ended March 31, 2024. The Company recognized share-based compensation expense of $3.3 and $0.6 for the three months ended March 31, 2024 and 2023, respectively, of which $1.8 and $0.0 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $7.1 and $1.0 for the nine months ended March 31, 2024 and 2023, respectively, of which $3.6 and $0.0 related to Ms. Nabi's award, as described below.
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
Restricted Stock
The Company granted nil and 0.3 million shares of restricted stock, during the three and nine months ended March 31, 2024. The Company recognized share-based compensation expense of $2.0 and $0.7 for the three months ended March 31, 2024 and 2023, respectively, and $3.1 and $1.9 for the nine months ended March 31, 2024 and 2023, respectively. Due to significant executive forfeitures, 0.5 million shares of restricted stock were cancelled and reclassified as Treasury Stock.
Series A Preferred Stock and Series A-1 Preferred Stock
The Company granted no shares of Series A Preferred Stock or Series A-1 Preferred Stock during the three and nine months ended March 31, 2024. The Company recognized share-based compensation (income) expense of $(0.1) and $0.6 for the three months ended March 31, 2024 and 2023, respectively, and $(0.8) and $0.4 for the nine months ended March 31, 2024 and 2023, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and nine months ended March 31, 2024. The Company recognized share-based compensation expense of $0.2 and $0.2 for the three months ended March 31, 2024 and 2023, respectively, and $0.3 and $0.8 for the nine months ended March 31, 2024 and 2023, respectively.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$3.8	$108.4	$186.3	$475.3
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net income attributable to common stockholders	$0.5	$105.1	$176.4	$465.4

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	883.1	851.6	876.7	848.1
Effect of dilutive stock options and Series A Preferred Stock (a)	0.2	—	0.1	—
Effect of restricted stock and RSUs (b)	8.7	13.6	9.3	14.0
Effect of Convertible Series B Preferred Stock (c)	—	—	—	23.7
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	892.0	865.2	886.1	885.8

Earnings per common share:
Earnings per common share - basic	$—	$0.12	$0.20	$0.55
Earnings per common share - diluted (e)	—	0.12	0.20	0.54

(a) For the three months ended March 31, 2024 and 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 1.7 million and 5.6 million shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS. For the nine months ended March 31, 2024 and 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 2.5 million and 5.8 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended March 31, 2024 and 2023, there were nil anti-dilutive RSUs. For the nine months ended March 31, 2024 and 2023, there were 1.3 million and nil weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three months ended March 31, 2024 and 2023 and the nine months ended March 31, 2024 there were 23.7 million dilutive shares of Convertible Series B Preferred Stock excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and nine months ended March 31, 2024 and 2023, respectively, shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, RSUs and PRSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $3.3, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $7.1 and $(93.9), respectively, if dilutive, for the three months ended March 31, 2024 and 2023 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $9.9 and $9.9, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $6.9 and $(100.7), respectively, if dilutive, for the nine months ended March 31, 2024 and 2023 on net income applicable to common stockholders during the period.

16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of March 31, 2024, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $94.2 and $93.5 as the RNCI balances as of March 31, 2024 and June 30, 2023, respectively.
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
Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of March 31, 2024 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of March 31, 2024
Mar-18	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2016-2017	R$0.0 million (approximately $0.0) (a)
Aug-20		ICMS	2017-2019	R$721.5 million (approximately $143.9)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$430.8 million (approximately $85.9)
Nov-22		IPI	2018-2019	R$581.0 million (approximately $115.8)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$222.8 million (approximately $44.4)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$48.0 million (approximately $9.6)

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

The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive, for which the Company received an unfavorable ruling and has filed an appeal. In the first quarter of fiscal 2024, the Company filed a motion for clarification as a step before potentially appealing to a Brazilian higher court, which was denied. In December 2023, the Company filed appeals to be remitted to the Special and Supreme Brazilian Courts and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court. In January 2024, the motion to grant the suspension of the state's ability to collect the above tax incentives was dismissed. The case is currently awaiting judgment at the Special and Supreme Brazilian Courts. All other cases are currently in the administrative process. The Company expects that cases may move from the administrative to the judicial process, although the exact timing is uncertain. For cases in the judicial process, the Company will be required to make a judicial deposit or enter into a surety bond for the disputed tax assessment, interest and penalties. The judicial process in Brazil is likely to take a number of years to conclude. The Company is seeking favorable judicial and administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.
Due to the fiscal environment in Brazil, the possibility of further tax assessments related to the same or similar matters cannot be ruled out.
18. RELATED PARTY TRANSACTIONS
Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this contingent consideration agreement, the Company received cash proceeds of $6.0 during the three months ended March 31, 2024. The Company also recognized a gain of $1.4 and $9.9, in the three and nine months ended March 31, 2024, and $2.1 and $28.5, in the three and nine months ended March 31, 2023, respectively, which is reported in Other expense (income), net in the Condensed Consolidated Statements of Operations.
As of March 31, 2024, Coty owned 25.84% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”) and the Company performed services for Wella in exchange for related service fees. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during the third quarter of fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.4 and $4.8, respectively, for the three months ended March 31, 2024 and $0.9 and $1.8, respectively, for the three months ended March 31, 2023. TSA fees and other fees earned were $2.2 and $9.8, respectively, for the nine months ended March 31, 2024 and $2.4 and $5.9, respectively, for the nine months ended March 31, 2023. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services. The Company earned $0.3 and $0.9 in the three and nine months ended March 31, 2024, respectively, and $0.3 and $0.8 in the three and nine months ended March 31, 2023, respectively, which are reflected in Other expense (income), net in the Condensed Consolidated Statements of Operations.
As of March 31, 2024, accounts receivable from and accounts payable to Wella of $53.1 and $20.0, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of March 31, 2024, the Company has accrued $33.9 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and nine months ended March 31, 2024 and 2023, Coty recorded $0.5 and $1.1, respectively, and $1.8 and $3.8, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other expense (income), net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.1 and $2.3, respectively, and $6.2 and $7.0, respectively, for the three and nine months ended March 31, 2024 and 2023.
19. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of March 31, 2024 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the wind down of the Company’s operations in Russia (including timing and expected impact), the impact of public health events, the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East including the Red Sea conflict) and expectations regarding future service levels and inventory levels, the impact of the dual-listing of our Class A Common Stock on Euronext Paris, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•the impact of any future impairments;
•managerial, transformational, operational, regulatory, legal and financial risks, including diversion of management attention to and management of cash flows, expenses and costs associated with our transformation agenda, our global business strategies, the integration and management of our strategic partnerships, and future strategic initiatives, and, in particular, our ability to manage and execute many initiatives simultaneously including any resulting complexity, employee attrition or diversion of resources;
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, armed conflict in the Middle East, the current U.S. administration and future elections, changes in the U.S. tax code and/or tax regulations in other jurisdictions where we operate (including recent and pending implementation of the global minimum corporate tax (part of the “Pillar Two Model Rules”) that may impact our tax liability in the European Union (“EU”)), and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the EU, and Asia and in other regions where we operate, potential regulatory limits on payment terms in the EU, future changes in sanctions regulations, regulatory uncertainty impacting the wind-down of our business in Russia, recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging, and recent and future regulatory measures restricting or otherwise impacting the use of web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from public health events, the outbreak of war or hostilities (including the war in Ukraine and armed conflict in the Middle East, including the Red Sea conflict, and any escalation or expansion thereof), the impact of global supply chain challenges or other disruptions in the international flow of goods, and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
•our ability to adapt our business to address climate change concerns, including through the implementation of new or unproven technologies or processes, and to respond to increasing governmental and regulatory measures relating to environmental, social and governance matters, including expanding mandatory and voluntary reporting, diligence and disclosure, as well as new taxes (including on energy and plastic), new diligence requirements and the impact of such measures or processes on our costs, business operations and strategy;
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to making a positive impact on the planet. Our strategic priorities include stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio over the mid-to-long term leveraging existing brands, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in China, the Travel Retail channel and growth markets, and establishing Coty as an industry leader in sustainability.

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands and returned to stable growth and steady margin improvement. We are now focusing on accelerating our digital advocacy strategy to amplify our brand and product innovations and leveraging consumer analytics and insights to improve the return on investment of our marketing activities. In Prestige, we continue to accelerate the fragrance business with exceptional new launches and expansion in premium and ultra-premium categories, while steadily expanding the distribution, productivity and assortment of our Prestige cosmetics. We are continuing to thoughtfully expand our skincare portfolio, with our focus on winning over the most discerning skin care consumers in our areas of excellence – UV protection and photoaging prevention and repair, biotech-enhanced longevity science, and micro-dose formulations. We have successfully expanded our e-commerce capabilities, through best-in-class online launches, our digital advocacy strategy and active participation in key online shopping events, and increasing digital media competitiveness.
Our products are sold in over 120 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives, including our growth agenda in the region for Prestige products and our skincare growth priorities. Within the China market we continue to monitor and take actions to address the impact to our Consumer Beauty brands which have experienced sales declines as retailers and distributors continue to deplete their existing inventory. In addition, as the conflict in the Red Sea continues to develop, we have implemented alternate transport routes and have purchased safety stock to mitigate impacts on the flow of goods. We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.
Changing market trends may impact sales of our products across and within product categories and regions. Within our Consumer Beauty segment, positive market trends within the skin and body care and mass color cosmetics categories in Brazil positively impacted the segment's sales volume during the third quarter. Excluding the contribution from the Brazilian brands, the Consumer Beauty segment experienced a decline in sales volume primarily in the skin and body care category, as a result of a decline in sales from China, and in the color cosmetic category, due to negative market trends in the U.S. in mass color cosmetics market.
We expect that our net revenue for fiscal year 2024 will grow in the high single digits to low double digits versus the prior year, excluding the impact of foreign exchange, the Russia Market Exit and the early termination of the Lacoste fragrance license. We anticipate that our annual gross margin will remain in the mid-sixties, providing us with opportunities to fund new product initiatives and support our brands through advertising and consumer promotional investments. We continue to target advertising and consumer promotional spending in the high-twenties percentage of net revenues. However, our level of advertising and consumer promotional spending will depend on various factors, including seasonality, the timing of product launches, and budgetary considerations. We anticipate that fixed costs as a percentage of our net revenues will incrementally improve annually as we continue to take steps to gradually optimize our fixed cost base.
Order Fill Rates
Our ability to fulfill demand for our products is critical to our success. Through steps taken to improve order fill rates and mitigate the impact of supply chain constraints, we have seen sequential quarterly improvements in our order fill rates on a company-wide basis. As a result, beginning in the second quarter we achieved close to pre-COVID-19 service levels across our divisions.
Inflation
Inflationary trends in certain markets and global supply chain challenges may negatively affect our sales and operating performance. The impact of inflation on material, logistical and other costs subsided during the nine months ended March 31, 2024, which was primarily driven by a significant easing during the second and third quarters. Inflation may continue to impact certain costs, such as labor, however, we currently anticipate the overall impact of inflation to remain muted in the fourth quarter of fiscal 2024.

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

THREE MONTHS ENDED MARCH 31, 2024 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2023
NET REVENUES
In the three months ended March 31, 2024, net revenues increased 8%, or $96.7, to $1,385.6 from $1,288.9 in the three months ended March 31, 2023. Excluding net revenue from the third quarter of the prior period from Lacoste, net revenues increased 10% or $124.5 to $1,385.6 from $1,261.1 in the three months ended March 31, 2023, reflecting a positive price and mix impact of 6% and an increase in unit volume of 4%. The overall increase in net revenues reflects growth of prestige fragrances, specifically Burberry, as well as innovation from new launches including Marc Jacobs Daisy Wild and Cosmic Kylie Jenner, and positive performance in the prestige cosmetics category. Net revenues increased in our Consumer Beauty segment due to positive performance in the skin and body care category in Brazil, mass fragrance category, and color cosmetics category.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of targeted price increases across our product portfolio. Volume growth from certain brands in our prestige fragrance portfolio, as well as in skin and body care products in Brazil helped drive the increase in revenues. Increases were partially offset by volume declines from certain skin and body care brands in China where macroeconomic conditions have resulted in a decline in demand, and color cosmetics brands primarily in the U.S. due to negative market trends in the category.
Geographically, net revenues in all regions grew, led by the Americas. Additionally, there was an increase in the travel retail channel sales in all regions.
Digital and e-commerce channel sales growth also contributed to the increase in net revenues.

Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
NET REVENUES
Prestige	$867.2	$799.7	8%
Consumer Beauty	518.4	489.2	6%
Total	$1,385.6	$1,288.9	8%
Prestige
In the three months ended March 31, 2024, net revenues from the Prestige segment increased 8%, or $67.5 to $867.2 compared to $799.7 in the three months ended March 31, 2023. Excluding net revenue from the third quarter of the prior period from Lacoste, net revenues from the Prestige segment increased 12% or $95.3 to $867.2 from $771.9 in the three months ended March 31, 2023, reflecting a positive price and mix impact of 10% (primarily due to the positive pricing impact as a result of global price increases earlier in the fiscal year, in line with the overall premiumization strategy and brand innovation), an increase in unit volume of 3%, partially offset by a negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $79.8, due to the continued success of Burberry Goddess and Burberry Hero and continued brand innovation such as Cosmic Kylie Jenner. The category sales growth can also be attributed to positive market trends as well as success in the travel retail channel; and
•Prestige cosmetic sales growth of $11.6, due to positive market trends in the prestige cosmetics category and brand innovation.
Consumer Beauty
In the three months ended March 31, 2024, net revenues from the Consumer Beauty segment increased 6%, or $29.2, to $518.4 from $489.2 in the three months ended March 31, 2023, reflecting an increase in unit volume of 4% (primarily due to Brazilian brands) and a positive price and mix impact of 2% (primarily due to price increases across the Consumer Beauty product portfolio, earlier in the fiscal year). The increase in net revenues primarily reflects:
•Skin and body care sales growth of $13.7, primarily due to the continued success of brands in Brazil led by Monange, as a result of strong category momentum and positive impact of pricing in the Brazilian market, partially offset by net revenue declines from certain brands in China due to volume declines resulting from macroeconomic trends which have negatively impacted demand resulting in a build-up of inventory at retailers and distributors; and
•Mass fragrance sales growth of $9.3, due to positive market trends and brand innovation.
Although color cosmetics net revenues grew $5.4, led by category momentum and price increases in Brazil, negative market trends primarily in the U.S. negatively impacted sales volumes, partially offsetting the overall category increase.
COST OF SALES
In the three months ended March 31, 2024, cost of sales increased 2%, or $9.7, to $487.8 from $478.1 in the three months ended March 31, 2023. Cost of sales as a percentage of net revenues decreased to 35.2% in the three months ended March 31, 2024 from 37.1% in the three months ended March 31, 2023, resulting in a gross margin increase of approximately 190 basis points, primarily reflecting:
(i)approximately 180 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 80 basis points related to decreased freight costs.
These increases were partially offset by:
(i)approximately 60 basis points related to increased excess and obsolescence costs associated with Consumer Beauty body care products in Brazil and across the Prestige product portfolio.

The above reflects a positive impact from pricing net of inflation of approximately 200 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2024, selling, general and administrative expenses increased 7%, or $50.2, to $770.6 from $720.4 in the three months ended March 31, 2023. Selling, general and administrative expenses as a percentage of net revenues decreased to 55.6% in the three months ended March 31, 2024 from 55.9% in the three months ended March 31, 2023, or approximately 30 basis points. This decrease primarily reflects:
(i)110 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO; and
(ii)110 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
These decreases were partially offset by the following increases:
(i)120 basis points due to an increase in administrative costs as a percentage of net revenues due to higher compensation expense from increased headcount, partially offset by lower depreciation expense related to fully depreciated IT equipment; and
(ii)60 basis points due to an increase in advertising and consumer promotional costs primarily due to increases in in-store merchandising execution and non-working media investments.
OPERATING INCOME
In the three months ended March 31, 2024, operating income was $77.8 compared to income of $43.5 in the three months ended March 31, 2023. Operating income as a percentage of net revenues, increased to 5.6% in the three months ended March 31, 2024 as compared to 3.4% in the three months ended March 31, 2023. The increase in operating margin is primarily driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 190 basis points) primarily related to a decrease in manufacturing and material costs as a percentage of net revenues and a decrease in stock compensation expense (approximately 110 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, partially offset by an increase in advertising and consumer promotional costs as a percentage of revenues (approximately 60 basis points) primarily related to increased in-store merchandising execution and non-working media spend, and an increase in restructuring costs (approximately 20 basis points). In addition, the higher proportion of Consumer Beauty sales were from lower margin Brazil brands, compared to the prior year, negatively impacted our consolidated gross margin and operating income.
Operating Income (Loss) by Segment

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Operating income (loss)
Prestige	$108.7	$102.4	6%
Consumer Beauty	(13.3)	(27.9)	52%
Corporate	(17.6)	(31.0)	43%
Total	$77.8	$43.5	79%
Prestige
In the three months ended March 31, 2024, operating income for Prestige was $108.7 compared to income of $102.4 in the three months ended March 31, 2023. Operating margin decreased to 12.5% of net revenues in the three months ended March 31, 2024 as compared to 12.8% in the three months ended March 31, 2023, driven by an increase in fixed costs as a percentage of net revenues (approximately 140 basis points) primarily related to non people-related costs and people-related costs, and an increase in advertising and consumer promotional expense as a percentage of net revenues (approximately 120 basis points) primarily related to increases in working and non-working media as a percentage of net revenues, partially offset by a decrease in cost of goods sold as a percentage of net revenues (approximately 190 basis points) primarily related to a decrease in manufacturing and material costs as a percentage of net revenues and a decrease in amortization expense as a percentage of net revenues (approximately 30 basis points).

Consumer Beauty
In the three months ended March 31, 2024, operating loss for Consumer Beauty was $13.3 compared to loss of $27.9 in the three months ended March 31, 2023. Operating margin increased to (2.6)% of net revenues in the three months ended March 31, 2024 as compared to (5.7)% in the three months ended March 31, 2023, driven by a decrease in transactional foreign exchange losses as a percentage of net revenues (approximately 180 basis points) primarily related to currency revaluation in Argentina in the prior year, a decrease in cost of goods sold as a percentage of net revenues (approximately 160 basis points) primarily related to a decrease in manufacturing and material costs as a percentage of net revenues, and a decrease in advertising and consumer promotional expense as a percentage of net revenues (approximately 30 basis points) primarily related to a decrease in working media, partially offset by an increase in fixed costs as a percentage of net revenues (approximately 70 basis points) primarily related to people-related costs.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2024, the operating loss for Corporate was $17.6 compared to a loss of $31.0 in the three months ended March 31, 2023, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $13.2 decrease in stock compensation expense.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$108.7	$38.6	$147.3
Consumer Beauty	(13.3)	9.9	(3.4)
Corporate	(17.6)	17.6	—
Total	$77.8	$66.1	$143.9

	Three Months Ended March 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$102.4	$38.3	$140.7
Consumer Beauty	(27.9)	9.9	(18.0)
Corporate	(31.0)	31.0	—
Total	$43.5	$79.2	$122.7

(a)See a reconciliation of reported net income to operating income (loss) to adjusted operating income (loss) and adjusted EBITDA for Coty Inc. and reconciliations of segment operating income (loss) to segment adjusted operating income (loss) and segment adjusted EBITDA for the Prestige, Consumer Beauty and Corporate segments with a description of the adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.” and “Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA”, below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Net income	$8.8	$111.8	(92)%
Net income margin	0.6%	8.7%
Provision (benefit) for income taxes	(5.4)	29.8	<(100%)
Income before income taxes	$3.4	$141.6	(98)%
Interest expense, net	60.4	58.8	3%
Other income, net	14.0	(156.9)	>100%
Reported operating income	$77.8	$43.5	79%
Reported operating income (loss) margin	5.6%	3.4%
Amortization expense	48.5	48.2	1%
Restructuring and other business realignment costs	(1.7)	(1.3)	(31)%
Stock-based compensation	20.5	33.6	(39)%
Early license termination and market exit costs	(1.2)	(1.3)	8%
Total adjustments to reported operating income	$66.1	$79.2	(17)%
Adjusted operating income	$143.9	$122.7	17%
Adjusted operating income margin	10.4%	9.5%
Adjusted depreciation	56.0	59.2	(5)%
Adjusted EBITDA	$199.9	$181.9	10%
Adjusted EBITDA margin	14.4%	14.1%
In the three months ended March 31, 2024, adjusted operating income increased $21.2 to $143.9 from $122.7 in the three months ended March 31, 2023. Adjusted operating margin increased to 10.4% of net revenues in the three months ended March 31, 2024 from 9.5% in the three months ended March 31, 2023, primarily driven by a decrease in cost of goods sold as a percentage of net revenues and a decrease in stock-based compensation expense. In the three months ended March 31, 2024, adjusted EBITDA increased $18.0 to $199.9 from $181.9 in the three months ended March 31, 2023. Adjusted EBITDA margin increased to 14.4% of net revenues in the three months ended March 31, 2024 from 14.1% in the three months ended March 31, 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating income	$108.7	$102.4	6%
Reported operating income (loss) margin	12.5%	12.8%
Amortization expense	38.6	38.3	1%
Total adjustments to reported operating income	$38.6	$38.3	1%
Adjusted operating income	$147.3	$140.7	5%
Adjusted operating income margin	17.0%	17.6%
Adjusted depreciation	25.7	28.6	(10)%
Adjusted EBITDA	$173.0	$169.3	2%
Adjusted EBITDA margin	19.9%	21.2%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating loss	$(13.3)	$(27.9)	52%
Reported operating income (loss) margin	(2.6)%	(5.7)%
Amortization expense	9.9	9.9	—%
Total adjustments to reported operating income	$9.9	$9.9	—%
Adjusted operating loss	$(3.4)	$(18.0)	81%
Adjusted operating income (loss) margin	(0.7)%	(3.7)%
Adjusted depreciation	30.3	30.6	(1)%
Adjusted EBITDA	$26.9	$12.6	>100%
Adjusted EBITDA margin	5.2%	2.6%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating loss	$(17.6)	$(31.0)	43%
Reported operating income (loss) margin	N/A	N/A
Restructuring and other business realignment costs	(1.7)	(1.3)	(31)%
Stock-based compensation	20.5	33.6	(39)%
Early license termination and market exit costs	(1.2)	(1.3)	8%
Total adjustments to reported operating income	$17.6	$31.0	(43)%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended March 31, 2024, amortization expense increased to $48.5 from $48.2 in the three months ended March 31, 2023. In the three months ended March 31, 2024, amortization expense of $38.6 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2023, amortization expense of $38.3 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
We incurred $521.1 of cash costs life-to-date related to our previously announced and substantially completed Transformation Plan as of March 31, 2024, which have been recorded in Corporate. In addition, we continue to analyze our cost structure and evaluate opportunities to streamline operations through a range of other cost reduction activities ("Current Restructuring Actions").
In the three months ended March 31, 2024, we incurred a credit in restructuring and other business structure realignment costs of $(1.7), as follows:
•We incurred restructuring costs of $0.9 primarily related to the Current Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(2.6), which is reported in selling, general and administrative expenses.
In the three months ended March 31, 2023, we incurred a credit in restructuring and other business structure realignment costs of $(1.3) as follows:
•We incurred a credit in restructuring costs of $(1.3) primarily related to the Transformation Plan due to the change in estimate, included in the Condensed Consolidated Statements of Operations; and
•We incurred no business structure realignment costs.
Stock-Based Compensation
In the three months ended March 31, 2024, stock-based compensation was $20.5 as compared with $33.6 in the three months ended March 31, 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Early License Termination and Market Exit Costs
In the three months ended March 31, 2024, we recognized a gain of $(1.2) related to our decision to wind down our business in Russia.
In the three months ended March 31, 2023, we recognized a gain of $(1.3) related to our decision to wind down our business in Russia.
Adjusted Depreciation Expense
In the three months ended March 31, 2024, adjusted depreciation expense of $25.7 and $30.3 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2023, adjusted depreciation expense of $28.6 and $30.6 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended March 31, 2024, net interest expense was $60.4 as compared with $58.8 in the three months ended March 31, 2023, remaining relatively flat compared to the prior period.
OTHER INCOME/EXPENSE
In the three months ended March 31, 2024, other expense was $14.0 as compared with other income of $156.9 in the three months ended March 31, 2023.
Other expense of $14.0 in the three months ended March 31, 2024 was principally comprised of net losses on forward repurchase contracts of $17.2.
Other income of $156.9 in the three months ended March 31, 2023 was principally comprised of net gains on forward repurchase contracts of $156.5.
The decrease in Other income of $170.9 is primarily due to net losses on forward repurchase contracts of $173.7 compared to the prior year period.

INCOME TAXES
The effective income tax rate for the three months ended March 31, 2024 and 2023 was (158.8)% and 21.0%, respectively. The effective tax rate of (158.8)% for the three months ended March 31, 2024, was primarily due to a benefit of $8.5 on the resolution of foreign uncertain tax positions compared to $3.4 of income in the period.
The effective tax rate of 21.0% in the three months ended March 31, 2023, was increased due to a large limitation on the deductibility of executive stock compensation offset by large fair value gains related to the investment in the Wella business taxed at a rate below the statutory tax rate of 21% as well as a foreign exchange loss recognized on repatriation of funds that were previously taxed.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$3.4	$(5.4)	(158.8)%	$141.6	$29.8	21.0%
Adjustments to reported operating income (a)	66.1			79.2
Change in fair value of investment in Wella Business (c)	(3.0)			—
Other adjustments (d)	0.2			0.2
Total Adjustments (b)	63.3	18.3		79.4	14.8
Adjusted income before income taxes	$66.7	$12.9	19.3%	$221.0	$44.6	20.2%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
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
(d)For the three months ended March 31, 2024 and 2023, this primarily represents loss from our equity investment in KKW.
The adjusted effective tax rate was 19.3% for the three months ended March 31, 2024 compared to 20.2% for the three months ended March 31, 2023. The differences were primarily due to the resolution of foreign uncertain tax positions having a greater proportional effect in the current period.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $3.8 in the three months ended March 31, 2024 as compared to net income of $108.4 in the three months ended March 31, 2023. The decrease in the income was primarily driven by gains of $173.7 from forward repurchase contracts in the prior period that did not reoccur in the current period, partially offset by higher operating income of $34.3 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2024	2023	Change %
Net income from Coty Inc. net of noncontrolling interests	$3.8	$108.4	(96)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income attributable to Coty Inc.	$0.5	$105.1	(100)%
% of net revenues	—%	8.2%
Adjustments to reported operating income (b)	66.1	79.2	(17)%
Change in fair value of investment in Wella Company (c)	(3.0)	—	N/A
Adjustment to other expense (d)	0.2	0.2	—%
Adjustments to noncontrolling interests (e)	(1.7)	(1.6)	(6)%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(18.3)	(14.8)	(24)%
Adjusted net income attributable to Coty Inc.	$43.8	$168.1	(74)%
% of net revenues	3.2%	13.0%
Per Share Data
Adjusted weighted-average common shares
Basic	883.1	851.6
Diluted (a)	892.0	888.9
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.05	$0.20
Diluted (a)	$0.05	$0.19

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended March 31, 2024 and 2023, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $7.1 and $(93.9), respectively. For the three months ended March 31, 2024, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3. For the three months ended March 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations."
(c)For the three months ended March 31, 2024 and 2023, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended March 31, 2024 and 2023, this primarily represents adjustments for equity loss from KKW.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2024 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2023
NET REVENUES
In the nine months ended March 31, 2024, net revenues increased 13%, or $552.1, to $4,754.6 from $4,202.5 in the nine months ended March 31, 2023. Excluding net revenue from the first and second quarters of the prior period from Russia and the third quarter of the prior period from Lacoste, net revenues increased 15% or $615.1 to $4,754.6 from $4,139.5 in the nine months ended March 31, 2023, reflecting a positive price and mix impact of 11%, positive foreign currency exchange translation impact of 2%, and an increase in unit volume of 2%. The overall increase in net revenues reflects growth in our prestige fragrance category due to the continued success of fragrance brands, specifically Burberry, Hugo Boss, Calvin Klein, Gucci, Chloe, Marc Jacobs, Davidoff and Joop, as well as innovation from the launches including Marc Jacobs Daisy Wild and Cosmic Kylie Jenner, and positive performance in the prestige cosmetics category. The overall increase in net revenues for the Consumer Beauty segment was due to positive performance in the color cosmetics category specifically from Rimmel Manhattan and Risque, mass fragrance category specifically from David Beckham, and the skin and body care category in Brazil, specifically from Monange, Bozzano and Paixao.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of targeted price increases across our product portfolio earlier in the fiscal year. Volume growth across our fragrance portfolio, as well as in skin and body care products in Brazil helped drive the increase in revenues, partially offset by volume declines from certain color cosmetic and other body care brands in China due to macroeconomic conditions.
Geographically, except for China, net revenues in all major markets grew, led by Brazil, the United States, and Germany. Additionally, there was an increase in travel retail channel sales in all regions.
Digital and e-commerce channel sales growth also contributed to the increase in net revenues.
Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
NET REVENUES
Prestige	$3,054.5	$2,620.9	17%
Consumer Beauty	1,700.1	1,581.6	8%
Total	$4,754.6	$4,202.5	13%
Prestige
In the nine months ended March 31, 2024, net revenues from the Prestige segment increased 17%, or $433.6, to $3,054.5 from $2,620.9 in the nine months ended March 31, 2023. Excluding net revenue from the first and second quarters of the prior period from Russia and the third quarter of the prior period from Lacoste, net revenues from the Prestige segment increased 19% or $477.9 to $3,054.5 from $2,576.6 in the nine months ended March 31, 2023, reflecting a positive price and mix impact of 10% (primarily due to the positive pricing impact as a result of global price increases earlier in the fiscal year, in line with the overall premiumization strategy and brand innovation), an increase in unit volume of 7%, and positive foreign currency exchange translation impact of 2%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $446.7, primarily due to the continued success of Burberry Goddess, Classic, Her and Hero, Hugo Boss Boss Bottled and Boss the Scent, Calvin Klein One, Euphoria, and Eternity, Gucci Guilty and Flora, Chloe Nomade and Signature, Marc Jacobs Daisy Wild, Davidoff Cool Water, and Joop Homme, as well as continued brand innovation such as Cosmic Kylie Jenner. Prestige fragrance sales grew in major markets such as the United States, Germany, and Australia, as well as through travel retail channel sales across all regions. This growth was partially offset by lower net revenues for the Lacoste brand in the first six months of the current period, which was primarily due to the early license termination resulting in a wind down of sales through the end of the second quarter; and lower net revenues for the Bottega Veneta brand in the current period, which was primarily due to the license expiration; and
•Prestige cosmetic sales growth of $21.4, primarily due to brand innovation from Kylie cosmetics and Gucci makeup.

Consumer Beauty
In the nine months ended March 31, 2024, net revenues from the Consumer Beauty segment increased 8%, or $118.5, to $1,700.1 from $1,581.6 in the nine months ended March 31, 2023. Excluding net revenue from the first and second quarters of the prior period from Russia, net revenues from the Consumer Beauty segment increased 9% or $137.2 to $1,700.1 from $1,562.9 in the nine months ended March 31, 2023, reflecting a positive price and mix impact of 5% (primarily due to price increases across the Consumer Beauty product portfolio earlier in the fiscal year), a positive foreign currency exchange translation impact of 2%, and an increase in unit volume of 2% (primarily due to Brazilian brands). The increase in net revenues primarily reflects:
•Color cosmetics sales growth of $53.5, primarily due to the continued success of Rimmel Manhattan which saw continued brand innovation, such as Lasting Finish foundation and Thrill Seeker mascara, and Risque due to strong category momentum in Brazil and positive pricing impact, despite a category slowdown in the US;
•Skin and body care sales growth of $43.4, due to the continued success of Brazilian brands Monange, Bozzano, and Paixao benefiting from strong category momentum and positive pricing impact. This growth was partially offset by lower sales volume for adidas primarily as a result of category slowdown in China;
•Mass fragrance sales growth of $37.3, due to the continued success from the re-launch of David Beckham Instinct in the current period.

COST OF SALES
In the nine months ended March 31, 2024, cost of sales increased 12%, or $186.1, to $1,690.8 from $1,504.7 in the nine months ended March 31, 2023. Cost of sales as a percentage of net revenues decreased to 35.6% in the nine months ended March 31, 2024 from 35.8% in the nine months ended March 31, 2023 resulting in a gross margin increase of approximately 20 basis points primarily reflecting:
(i)approximately 70 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 60 basis points related to decreased freight costs.
These increases were partially offset by:
(i)approximately 70 basis points related to an increase in excess and obsolescence costs primarily associated with the Prestige product portfolio; and
(ii)approximately 40 basis points related to an increase in designer license fees due to licensed Prestige brands comprising a larger portion of overall net revenues in the current period as well as favorable royalty activity in the prior period, which did not reoccur in the current period.
The above reflects a positive impact from pricing net of inflation of approximately 130 basis points.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2024, selling, general and administrative expenses increased 11%, or $226.0, to $2,371.4 from $2,145.4 in the nine months ended March 31, 2023. Selling, general and administrative expenses as a percentage of net revenues decreased to 49.9% in the nine months ended March 31, 2024 from 51.1% in the nine months ended March 31, 2023, or approximately 120 basis points. This decrease was primarily due to:
(i)80 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO;
(ii)40 basis points due to a decrease in logistics costs as a percentage of net revenues; and
(iii)40 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues; and
These decreases were partially offset by the following increases:
(i)40 basis points due to an increase in bad debt expense primarily related to a favorable activity in the prior period that did not reoccur in the current period.

OPERATING INCOME
In the nine months ended March 31, 2024, operating income was $512.0 compared to income of $414.7 in the nine months ended March 31, 2023. Operating margin as a percentage of net revenues, increased to 10.8% in the nine months ended March 31, 2024 as compared to an operating income as a percentage of net revenues of 9.9% in the nine months ended March 31, 2023. The increase in operating margin is largely driven by a decrease in stock compensation expense as a percentage of net revenues (approximately 80 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, lower fixed costs as a percentage of net revenues (approximately 50 basis points) primarily related to non people-related costs, lower amortization expense as a percentage of net revenues (approximately 30 basis points), and lower cost of goods sold as a percentage of net revenues (approximately 20 basis points), partially offset by higher restructuring costs in the current period (approximately 90 basis points). In addition, the higher proportion of Consumer Beauty sales were from lower margin Brazil brands, compared to the prior year, negatively impacted our consolidated gross margin and operating income.
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Operating income (loss)
Prestige	$531.0	$437.3	21%
Consumer Beauty	79.0	53.3	48%
Corporate	(98.0)	(75.9)	(29)%
Total	$512.0	$414.7	23%
Prestige
In the nine months ended March 31, 2024, operating income for Prestige was $531.0 compared to income of $437.3 in the nine months ended March 31, 2023. Operating margin increased to 17.4% of net revenues in the nine months ended March 31, 2024 as compared to 16.7% in the nine months ended March 31, 2023, driven primarily by a decrease in amortization expense as a percentage of net revenues (approximately 50 basis points) and a decrease in fixed costs as a percentage of net revenues (approximately 40 basis points) primarily related to non people-related costs.
Consumer Beauty
In the nine months ended March 31, 2024, operating income for Consumer Beauty was $79.0 compared to income of $53.3 in the nine months ended March 31, 2023. Operating margin increased to 4.6% of net revenues in the nine months ended March 31, 2024 as compared to 3.4% in the nine months ended March 31, 2023, driven by a decrease in transactional foreign exchange losses as a percentage of net revenues (approximately 50 basis points) primarily related to currency revaluation in Argentina in the prior year, a decrease in advertising and consumer promotional expense as a percentage of net revenues (approximately 50 basis points) primarily due to a decrease in working media, and a decrease in fixed costs as a percentage of net revenues (approximately 20 basis points) primarily related to non-people related costs.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2024, the operating loss for Corporate was $98.0 compared to a loss of $75.9 in the nine months ended March 31, 2023, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to the operating loss for Corporate was primarily driven by an increase of $40.4 in restructuring costs in the current period, partially offset by a decrease of $27.0 in stock compensation expense in the current period.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	531.0	$115.6	$646.6
Consumer Beauty	79.0	29.8	108.8
Corporate	(98.0)	98.0	—
Total	$512.0	$243.4	$755.4

	Nine Months Ended March 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	437.3	$112.7	$550.0
Consumer Beauty	53.3	30.4	83.7
Corporate	(75.9)	75.9	—
Total	$414.7	$219.0	$633.7

(a)See a reconciliation of reported net income to operating income (loss) to adjusted operating income (loss) and adjusted EBITDA for Coty Inc. and reconciliations of segment operating income (loss) to segment adjusted operating income (loss) and segment adjusted EBITDA for the Prestige, Consumer Beauty and Corporate segments with a description of the adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.” and “Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA”, below. All adjustments are reflected in Corporate, except for amortization and asset impairment charges on goodwill, indefinite-lived intangible assets, and finite-lived intangible assets, which are reflected in the Prestige and Consumer Beauty segments.

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Net income (loss)	$205.0	$487.7	(58)%
Net income margin	4.3%	11.6%
Provision (benefit) for income taxes	106.9	138.3	(23)%
Income (loss) before income taxes	$311.9	$626.0	(50)%
Interest expense, net	190.3	185.7	2%
Other income, net	9.8	(397.0)	>100%
Reported operating income	$512.0	$414.7	23%
Reported operating income (loss) margin	10.8%	9.9%
Amortization expense	145.4	143.1	2%
Restructuring and other business realignment costs	29.6	(5.0)	>100%
Stock-based compensation	70.4	98.9	(29)%
Gain on sale of real estate	(1.6)	(1.0)	(60)%
Early license termination and market exit costs	(0.4)	(17.0)	98%
Total adjustments to reported operating income	$243.4	$219.0	11%
Adjusted operating income	$755.4	$633.7	19%
Adjusted operating income margin	15.9%	15.1%
Adjusted depreciation	171.2	173.7	(1)%
Adjusted EBITDA	$926.6	$807.4	15%
Adjusted EBITDA margin	19.5%	19.2%
In the nine months ended March 31, 2024, adjusted operating income increased $121.7, to $755.4 from $633.7 in the nine months ended March 31, 2023. Adjusted operating margin increased to 15.9% of net revenues in the nine months ended March 31, 2024 from 15.1% in the nine months ended March 31, 2023, primarily due to a decrease in stock compensation expense as a percentage of net revenues, a decrease in fixed costs as a percentage of net revenues, a decrease in amortization expense as a percentage of net revenues and a decrease in costs of goods sold as a percentage of net revenues, partially offset by an increase in restructuring costs as a percentage of net revenues. In the nine months ended March 31, 2024, adjusted EBITDA increased $119.2 to $926.6 from $807.4 in the nine months ended March 31, 2023. Adjusted EBITDA margin increased to 19.5% of net revenues in the nine months ended March 31, 2024 from 19.2% in the nine months ended March 31, 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating income	531.0	437.3	21%
Reported operating income (loss) margin	17.4%	16.7%
Amortization expense	115.6	112.7	3%
Total adjustments to reported operating income	$115.6	$112.7	3%
Adjusted operating income	$646.6	$550.0	18%
Adjusted operating income margin	21.2%	21.0%
Adjusted depreciation	80.2	82.9	(3)%
Adjusted EBITDA	$726.8	$632.9	15%
Adjusted EBITDA margin	23.8%	24.1%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating income	79.0	53.3	48%
Reported operating income (loss) margin	4.6%	3.4%
Amortization expense	29.8	30.4	(2)%
Total adjustments to reported operating income	$29.8	$30.4	(2)%
Adjusted operating income	$108.8	$83.7	30%
Adjusted operating income margin	6.4%	5.3%
Adjusted depreciation	91.0	90.8	—%
Adjusted EBITDA	$199.8	$174.5	14%
Adjusted EBITDA margin	11.8%	11.0%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Reported operating loss	$(98.0)	$(75.9)	(29)%
Reported operating income (loss) margin	N/A	N/A
Restructuring and other business realignment costs	29.6	(5.0)	>100%
Stock-based compensation	70.4	98.9	(29)%
Gain on sale of real estate	(1.6)	(1.0)	(60)%
Early license termination and market exit costs	(0.4)	(17.0)	98%
Total adjustments to reported operating income	$98.0	$75.9	29%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the nine months ended March 31, 2024, amortization expense increased to $145.4 from $143.1 in the nine months ended March 31, 2023. In the nine months ended March 31, 2024, amortization expense of $115.6 and $29.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2023, amortization expense of $112.7 and $30.4 was reported in the Prestige and Consumer Beauty segments, respectively.

Restructuring and Other Business Realignment Costs
We incurred $521.1 of cash costs life-to-date related to our previously announced and substantially completed Transformation Plan as of March 31, 2024, which have been recorded in Corporate. In addition, we continue to analyze our cost structure and evaluate opportunities to streamline operations through a range of other cost reduction activities ("Current Restructuring Actions").
In the nine months ended March 31, 2024, we incurred restructuring and other business structure realignment costs of $29.6, as follows:
•We incurred restructuring costs of $35.0 primarily related to the Current Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(5.4) which is reported in selling, general and administrative expenses.
In the nine months ended March 31, 2023, we incurred a credit in restructuring and other business structure realignment costs of $(5.0) as follows:
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
Stock-based compensation
In the nine months ended March 31, 2024, stock-based compensation was $70.4 as compared with $98.9 in the nine months ended March 31, 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Gain on Sale of Real Estate
In the nine months ended March 31, 2024 and 2023 we recognized gain of $(1.6) and $(1.0), respectively, related to sale of real estate.
Early License Termination and Market Exit Costs
In the nine months ended March 31, 2024, we recognized a gain of $(0.4) related to the early termination of a license and our decision to wind down our business in Russia.
In the nine months ended March 31, 2023, we recognized a gain of $(17.0) related to our decision to wind down our business in Russia.
Adjusted Depreciation Expense
In the nine months ended March 31, 2024, adjusted depreciation expense of $80.2 and $91.0 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2023, adjusted depreciation expense of $82.9 and $90.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2024, net interest expense was $190.3 as compared with $185.7 in the nine months ended March 31, 2023. This increase is primarily due to higher foreign exchange losses, net of derivative contracts, the impact of a higher average interest rate despite lower debt balances in the current period, and lower amortization expense of deferred financing fees in the current period.
OTHER INCOME/EXPENSE
In the nine months ended March 31, 2024, other expense was $9.8 as compared to other income of $397.0 in the nine months ended March 31, 2023.
Other expense of $9.8 in the nine months ended March 31, 2024 was principally comprised of net losses on forward repurchase contracts of $20.8 and deferred financing fees of $7.4, partially offset by fair value gains related to our equity investment in Wella of $20.0, and gains associated with earn-out provisions related to our sale of Wella of $9.9.
Other income of $397.0 in the nine months ended March 31, 2023 was principally comprised of gains related to our equity investment in the Wella company of $210.0, net gains on forward repurchase contracts of $167.1, and gains associated with earn-out provisions related to our sale of Wella of $28.5.

This decrease in Other income of $406.8 is primarily due to a less favorable fair value adjustment of $190.0 related to our equity investment in the Wella Company compared to the prior period, net losses on forward repurchase contracts of $187.9 compared to the prior year period, lower gains of $18.6 associated with earn-out provisions related to our sale of Wella as compared to the prior period.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2024 and 2023 was 34.3% and 22.1%, respectively. The effective tax rate of 34.3% for the nine months ended March 31, 2024, was driven up from the statutory tax rate of 21% due to an expense of $24.3 recognized in the current period on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland, as well as the limitation on the deductibility of executive stock compensation.
The effective tax rate of 22.1% for the nine months ended March 31, 2023 was increased from the statutory tax rate of 21% due to a large limitation on the deductibility of executive stock compensation. The increase was then offset by large fair value gains related to the investment in the Wella business taxed at a rate below the statutory tax rate of 21% as well as a foreign exchange loss recognized on the repatriation of funds that were previously taxed.

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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2024			Nine Months Ended March 31, 2023
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$311.9	$106.9	34.3%	$626.0	$138.3	22.1%
Other adjustments to reported operating income (a)	243.4			219.0
Change in fair value of investment in Wella Business (c)	(20.0)			(210.0)
Other adjustments (d)	4.3			0.6
Total Adjustments (b)	227.7	52.0		9.6	17.2
Adjusted income before income taxes	$539.6	$158.9	29.4%	$635.6	$155.5	24.5%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
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
(d)For the nine months ended March 31, 2024, this primarily this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW. For the nine months ended March 31, 2023, this primarily represents adjustments for equity loss from KKW.
The adjusted effective tax rate was 29.4% for the nine months ended March 31, 2024 compared to 24.5% for the nine months ended March 31, 2023. The differences were primarily due to an expense of $24.3 in the current period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.

NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $186.3 in the nine months ended March 31, 2024, as compared to net income of $475.3 in the nine months ended March 31, 2023. This decrease in net income was primarily driven by a less favorable fair value adjustment of $190.0 related to our investment in the Wella Company and net losses on forward repurchase contracts of $187.9 compared to the prior year period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2024	2023	Change %
Net income from Coty Inc. net of noncontrolling interests	186.3	475.3	(61)%
Convertible Series B Preferred Stock dividends (a)	(9.9)	(9.9)	—%
Reported net income attributable to Coty Inc.	176.4	465.4	(62)%
% of net revenues	3.7%	11.1%
Adjustments to reported operating income (b)	243.4	219.0	11%
Change in fair value of investment in Wella Company (c)	(20.0)	(210.0)	90%
Adjustment to other expense (d)	4.3	0.6	>100%
Adjustments to noncontrolling interests (e)	(5.1)	(5.1)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(52.0)	(17.2)	<(100%)
Adjusted net income attributable to Coty Inc.	347.0	452.7	(23)%
% of net revenues	7.3%	10.8%
Per Share Data
Adjusted weighted-average common shares
Basic	876.7	848.1
Diluted (a)	886.1	885.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.40	$0.54
Diluted (a)	$0.39	$0.52

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the nine months ended March 31, 2024 and 2023, shares for the Forward Repurchase Contracts were excluded from the computation of adjusted diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $6.9 and $(100.7), respectively. For the nine months ended March 31, 2024, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $9.9. For the nine months ended March 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $9.9 was required.
(b)See a description of adjustments under “Adjusted Operating Income for Continuing Operations”
(c)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the nine months ended March 31, 2024, this primarily divestiture-related costs related to our equity investments and loss from our equity investment in KKW. For the nine months ended March 31, 2023, this primarily represents loss from equity investment in KKW.
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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, dividends, share repurchases, any principal payments on debt, and from time to time, acquisitions, and business structure realignment expenditures. Working capital movements are influenced by the sourcing of materials related to the production of products. Cash and working capital management initiatives, including the phasing of vendor and tax payments and factoring of trade receivables from time-to-time, may also impact the timing and amount of our operating cash flows.
We remain focused on deleveraging our balance sheet using cash flows generated from our operations and other targeted initiatives. We continue to take steps to permanently reduce our debt to reduce interest costs and improve our long-term profitability and cash flows. Our 25.84% investment in Wella continues to give us the opportunity for further permanent debt reductions when our equity position is divested.
We have substantially completed the exit of our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time. We anticipate that we will incur an future net cash costs of $10.0 to $15.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
The impact of inflation on material, logistical and other costs subsided during the nine months ended March 31, 2024, which was primarily driven by a significant easing during the second and third quarters. Inflation may continue to impact certain costs, such as labor, however, we currently anticipate the overall impact of inflation to continue to ease in the fourth quarter of fiscal 2024. Additionally, we continued to see improved order fill rates and achieved near pre-COVID-19 service levels beginning in the second quarter and anticipate being able to maintain this level of service into the foreseeable future.
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
In the second quarter of fiscal 2024, one of our wholly-owned subsidiaries utilized cash on hand to fully pay down the U.S. Dollar-denominated credit facility in Brazil in the amount of $31.9. Additionally, we completed cash tender offers on December 7, 2023, and redeemed $150.0 of the Company’s 2026 Dollar Notes and $250.0 of the Company’s 2026 Dollar Senior Secured Notes. See Note 9—Debt in the notes to our Condensed Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.
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
Share Repurchases
In connection with our Share Repurchase Program, we entered into forward repurchase contracts in June 2022, December 2022, and November 2023 with three large financial institutions to hedge for $200.0, and a potential $196.0 and $294.0 of share repurchases in 2024, 2025 and 2026, respectively.
We physically settled the June 2022 forward repurchase contracts by delivering approximately $200.0 cash in exchange for 27.0 million shares of our Class A Common Stock during the third quarter of fiscal 2024. The forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $34.0.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $192.7 and $202.9 as of March 31, 2024 and June 30, 2023, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,196.9 and $1,192.4 during the nine months ended March 31, 2024 and 2023, respectively.
Other Developments
We ended a previously existing distribution arrangement with Wella related to transition services for Wella Brazil in the third quarter of fiscal 2024, resulting in a net positive cash impact of approximately $35.0 during the nine months ended March 31, 2024 related to reimbursements for working capital financed by Coty since the separation of the Wella business.

Cash Flows

	Nine Months Ended March 31,
	2024	2023
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$438.1	$520.8
Net cash used in investing activities	(161.5)	(97.7)
Net cash used in financing activities	(264.1)	(397.6)
Net cash provided by operating activities
Net cash provided by operating activities was $438.1 and $520.8 for the nine months ended March 31, 2024 and 2023, respectively. The decrease in cash provided by operating activities of $82.7 was primarily driven by a negative impact from accounts payable due to the timing of payments and vendor mix, as well higher cash outflows for tax payments. However, these decreases to cash flows from operating activities were partially offset by higher net inflows from all other net working capital accounts, including changes in inventory offset by changes in trade receivables. Changes in inventory year over year reflect the impact of prior year increases in safety stock focused on mitigating supply chain constraints compared to an inflow from inventory in the current year as the Company adjusted inventory levels to a more normal level. The outflow from accounts receivable was due to increases in net revenue and a slowdown in collections, partially offset by lower factoring. Additionally, offsetting activity was due to lower year over year payments for restructuring and a net inflow of $35.0 as a reimbursement from Wella for working capital financed by Coty since the separation of the Wella business.

Net cash used in investing activities
Net cash used in investing activities was $161.5 and $97.7 for the nine months ended March 31, 2024 and 2023, respectively. The increase in cash used in investing activities of $63.8 was primarily due to lower current year proceeds related to an early license termination, and the impact of timing and increased capital expenditures. The collection of contingent consideration and proceeds from the sale of other long-term assets in the current year helped to partially offset the year over year increase in cash used in investing activities.
Net cash used in financing activities
Net cash used in financing activities during the nine months ended March 31, 2024 and 2023 was $264.1 and $397.6, respectively. The decrease in cash used in financing activities of $133.5 was primarily driven by the net proceeds from the issuance of Class A Common Stock mainly in connection with the global offering and lower cash payments in the current year compared to the prior year from realized net losses on the Company’s financing related foreign currency contracts. The decrease in cash used for financing activities was partially offset by higher outflows in the current year related to the Company’s forward repurchase contracts which includes a cash payment for the settlement of the June 2022 forward repurchase contract, higher year over year net cash repayments from the Company’s debt related activities, as well as cash payments for associated deferred financing fees.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. As previously disclosed, we expect to suspend the payment of dividends until we approach a Net debt to Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) target of 2x. We expect to consider any future resumption of dividends in line with that target while continuing to pursue our deleveraging agenda and implementing our strategic initiatives. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$464.3 million (approximately $92.6) as of March 31, 2024.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $7.2 and bank guarantees of $21.1 and $16.3 as of March 31, 2024 and June 30, 2023, respectively.

Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2023 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2023 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the nine months ended March 31, 2024, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of March 31, 2024, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2023 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2024.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 6. Exhibits, Financial Statement Schedules.
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Separation Agreement dated February 6, 2024, between Coty Management B.V. and Gordon von Bretten.†
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTY INC.

Date: May 7, 2024	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)