Form 10-K
period 2024-06-30
COTY INC.
filed 2024-08-20
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
(212) 389-7300
Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	COTY	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of December 31, 2023, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was $4.9 billion based on the number of shares held by non-affiliates as of December 31, 2023 and the last reported sale price of the registrant’s Class A Common Stock on December 31, 2023.
At August 12, 2024, 867,845,212 shares of the registrant’s Class A Common Stock, $0.01 par value were outstanding.

COTY INC.

Forward-looking Statements
Certain statements in this Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the wind down of the Company’s operations in Russia (including timing and expected impact), the impact of public health events, the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) on our business operations, sales outlook and strategy, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East including the Red Sea conflict) and expectations regarding future service levels and inventory levels, the impact of the dual-listing of our Class A Common Stock on Euronext Paris, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•our relationship with KKR, whose affiliate KKR Bidco, is an investor in Rainbow JVCO LTD and subsidiaries (together, “Wella” or the “Wella Company”) following the sale of a majority stake in our Professional and Retail Hair business, including the Wella, Clairol, OPI and ghd brands (together, the “Wella Business”), and any related conflicts of interest or litigation;
•future sales of a significant number of shares by our majority stockholder or the perception that such sales could occur; and
•other factors described elsewhere in this document and in documents that we file with the U.S. Securities and Exchange Commission (“SEC”) from time to time.

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
Our disclosure concerning these matters, including our Beauty that Lasts Sustainability Report and other disclosures on these topics, may use certain terms that third parties refer to as “material” in connection with certain social impact and sustainability matters. Used in the context of our disclosure and our Beauty that Lasts Sustainability Report, however, these terms are distinct from, and should not be confused with, the terms “material” and “materiality” as defined by, or construed in accordance with, securities or other laws and regulations. Therefore, matters considered to be material for purposes of our Beauty that Lasts Sustainability Report may not be considered material in the context of our financial statements, reports with the SEC, or our other public statements, and the inclusion of information on our website or in our Beauty that Lasts Sustainability Report is not an indication that such information is necessarily material to the Company in those contexts.
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2024” refer to the fiscal year ended June 30, 2024. Any reference to a year not preceded by “fiscal” refers to a calendar year.

PART I
Item 1. Business.
Overview
Founded in 1904, Coty Inc. is one of the world’s largest beauty companies with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care.
Over the past few years we have implemented a comprehensive transformation agenda (the “Transformation Plan”), focusing on our core go-to-market competencies, simplifying our capital structure and deleveraging our balance sheet. Following this transformation, we continue to make progress on our strategic priorities, including stabilizing and growing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio over the mid-to-long term leveraging existing brands, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in the travel retail channel, China and other growth markets, and establishing Coty as an industry leader in sustainability.
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
For segment financial information and information about our long-lived assets, see Note 4— Segment Reporting in the notes to our Consolidated Financial Statements.

Brands
The following chart reflects our iconic brand portfolio:

Consumer Beauty	Prestige
Adidas	Burberry
Beckham	Calvin Klein
Bozzano*	Chloe
Bourjois*	Davidoff
Bruno Banani	Escada*
CoverGirl*	Gucci
Jovan*	Hugo Boss
LeGer by Lena Gercke	Infiniment Coty Paris*
Max Factor*	Jil Sander
Mexx	Joop!*
Monange*	Kylie Cosmetics by Kylie Jenner
Nautica	Lancaster*
Paixao*	Marc Jacobs
Rimmel*	Miu Miu
Risque*	Orveda
Sally Hansen*	philosophy*
Vera Wang	SKKN BY KIM
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
We promote our brands through various channels to reach and engage beauty consumers to build brand awareness, affinity and loyalty, through traditional media, through in-store displays, on digital and social media, and through collaborations, product placements and events. In addition, we seek editorial coverage for products and brands in both traditional media and digital and social media to drive influencer amplification and to build brand equity. We are focused on accelerating our digital advocacy strategy to amplify our brand and product innovations, leverage consumer analytics and insights, and improve the return on investment of our marketing activities. We leverage our relationships with celebrities, on-line influencers and brand ambassadors to endorse certain of our products, and we seek to attract and engage existing and new consumers through buzz-worthy activations, unexpected creativity and unique collaborations. Our marketing efforts also benefit from cooperative advertising programs with retailers, often in connection with in-store marketing activities designed to engage consumers so that they try, or purchase, our products, including sampling and “gift-with-purchase” programs designed to stimulate product trials.
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

Distribution Channels and Retail Sales
We market, sell and distribute our products in approximately 121 countries and territories, with dedicated local sales forces in most of our significant markets. We have a balanced multi-channel distribution strategy which complements our product categories. Our mass beauty brands are primarily sold through hypermarkets, supermarkets, drug stores and pharmacies, mid-tier department stores, traditional food and drug retailers, and dedicated e-commerce retailers. The prestige products are primarily sold through prestige retailers, including perfumeries, department stores, e-retailers, direct-to-consumer websites and duty-free shops. We continue to focus on expanding our e-commerce and direct-to-consumer channels. We also sell our products through third-party distributors. In fiscal 2024, no retailer accounted for more than 10% of our global net revenues; however, certain retailers accounted for more than 10% of net revenues within certain geographic markets and segments. In fiscal 2024, Walmart, our top retailer, accounted for approximately 5% of total Coty Inc. net revenues.
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
Supply Chain
During fiscal year 2024, we continued to manufacture and package approximately 79% of our products, primarily in facilities located in the United States, Brazil, China and various countries in Europe. We recognize the importance of our employees at our manufacturing facilities and have in place programs designed to ensure operating safety. In addition, we implement programs designed to ensure that our manufacturing and distribution facilities comply with applicable environmental rules and regulations, as well as initiatives to support our sustainability goals. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis who produce approximately 21% of our finished products.
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
We have experienced disruptions in our supply chain from time to time, including in connection with our past restructuring efforts and, more recently due to global supply disruptions, and we work to anticipate and respond to actual and potential disruptions. In light of these challenges, we are continually benchmarking the performance of our supply chain, and we augment our supply base, adjust our distribution networks and manufacturing footprint, enhance our forecasting and planning capabilities and adjust our inventory strategy based upon the changing needs of the business. We continue to explore options to further optimize our supply chain operations, including the implementation of advanced digital solutions to streamline and enhance our supply chain operations.

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
Products representing 50% of our fiscal 2024 net revenues are manufactured and marketed under brands owned by us or under licenses which are effectively perpetual. Of the remaining portfolio, 34% of our fiscal 2024 sales are under exclusive license agreements granted to us for use on a worldwide and/or regional basis with a remaining duration spanning from 6 to 30 years. As of June 30, 2024, we maintained 24 brand licenses. In addition, approximately 56% of our fiscal 2024 net revenues were attributable to prestige fragrance, of which approximately 91% was from our top seven prestige fragrance brands. Approximately 82% of the revenues from our top seven fragrance brands were from licenses with remaining durations spanning from approximately 8 to 21 years, or perpetual.
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
Our license agreements have an average duration of over 25 years. Most brand licenses have renewal options for one or more terms, which can range from two to ten years. Certain brand licenses provide for automatic extensions, so long as minimum annual royalty payments are made, while renewal of others is contingent upon attaining specified sales levels or upon agreement of the licensor. None of our top seven licenses are up for non-automatic renewal before 2028, with an average remaining duration of 14 years. For additional risks associated with our licensing arrangements, see “Risk Factors—Our brand licenses may be terminated if specified conditions are not met, and we may not be able to renew expiring licenses on favorable terms or at all” and “Risk Factors—Our failure to protect our reputation, or the failure of our brand partners or licensors to protect their reputations, could have a material adverse effect on our brand images”.
Human Capital
Workforce. As of June 30, 2024, we had approximately 11,791 full-time employees in over 36 countries. In addition, we typically employ a large number of seasonal contractors during our peak manufacturing and promotional season.
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

Environmental, Social and Governance
Our sustainability framework, Beauty That Lasts, is a multi-pillared strategy which aims to contribute to a more sustainable and inclusive future. With a focus on product, planet and people, we aim to contribute towards delivering a more sustainable and inclusive world.
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
On March 6, 2024, the SEC adopted a rule on climate-related disclosures by U.S. public companies. On April 4, 2024, the SEC stayed the rule pending the completion of judicial review of the consolidated Eighth Circuit petitions. We are unable to predict if or when the stay will be lifted, and the extent to which the outcome of the petitions may result in changes to the final rules and the timing of the effectiveness of such rules.
The Beauty of Our Product
Our products have an important role to play in building a sustainable future for the beauty sector. To respond to evolving social and environmental challenges, we are putting sustainability at the heart of our product creation, from design and development through to sourcing of materials. We see sustainability as the ultimate driver of innovation.
We are changing the way we design, formulate and manufacture in order to minimize our environmental impact and create innovative products. Since 2020, we have an operational Beauty That Lasts Index in place, which is a qualitative tool for evaluating the sustainability profile of new product developments.
We have an ambition to reduce the amount of packaging we use across our portfolio, while sourcing from more sustainable sources. In fiscal 2024, we are continuing to steadily expand refillable formats, including Burberry Goddess, Cosmic Kylie Jenner and Infiniment Coty Paris. We are implementing screw neck caps for new prestige fragrance bottle designs to further enable refill potential. In addition, we work to reduce the environmental impact of our product formulas and our new products. In fiscal 2024, Infiniment Coty Paris is the first globally distributed full fragrance collection manufactured using 100% carbon-captured ethanol.
We recognize that sustainability efforts require collaboration which goes beyond our own organization. To that end we are members of several industry initiatives, including the Responsible Beauty Initiative and Responsible Mica Initiative, focused on responsible sourcing. We are also part of the EcoBeautyScore Consortium – a breakthrough initiative which aims to develop an industry-wide environmental scoring system for cosmetics products, with the aim of empowering consumers to make sustainable beauty choices. We are also active members of the Sustainable Packaging Initiative for Cosmetics — SPICE — where we partner with other companies in the cosmetics industry to collectively shape the future of sustainable packaging.
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
Our short-term greenhouse gas emissions targets are approved by the Science Based Target initiative (“SBTi”). The targets cover our greenhouse gas emissions for scopes 1 and 2, renewable electricity commitment and our greenhouse gas reduction for scope 3. In November 2023, we committed to the SBTi to set emissions reduction targets in line with science-based net-zero1.
We continue to focus on the implementation of these targets with the development of operational plans. We are currently implementing our climate strategy focusing on three focus areas: our product impact, our transportation and the impact of our own operations.
In fiscal 2024, we have expanded our solar panel use across four sites and we now have eight carbon neutral sites, labs and offices2. Air freight emissions have decreased by more than 50% since 2019 due to the efforts of our transport and supply chain teams to improve planning and educating internal stakeholders about the importance of shifting to less carbon intense modes of transport. In our efforts to reduce our impacts on the environment, none of the waste from our factories and distribution centers3 was sent to landfi
1 Per SBTi target setting process, targets will be set within 24 months of November 2023.
2 Scope 1 and 2 emissions.
3 The scope for our waste reporting is our factories and distribution centers managed by Coty. For our reporting on our emissions, energy usage and water consumption our scope covers our factories and distribution centers managed by Coty and our corporate offices (14 factories and distribution centers, and 40+ offices and R&D centers) and excludes third-party operated factories and distribution centers.

ll, while most was reused, recycled, or composted. We have implemented several measures to reduce water consumption across our plants and distribution centers.
While certain projects are already in execution phase, other projects are in the early stages as we validate their feasibility and explore new ones to achieve our proposed targets. We continue to evaluate and modify our processes and activities to further limit our impact on the environment and to enable the deployment of our climate-related initiatives to meet our proposed targets.
The Beauty of Our People
We are committed to playing our part in creating a more inclusive business and society. We celebrate diversity in all its forms and continue to work towards building a more inclusive business. We recognize the importance of diversity at a leadership level and throughout our whole organization. In fiscal 2024, we made strides in advancing our Diversity, Equity, and Inclusion (DE&I) initiatives. Through the Coty Academy, we enhanced our training programs to include DE&I fundamentals, unconscious bias, and cultural awareness. Additionally, we launched a global toolkit to facilitate Learning Festivals aimed at bolstering interpersonal communication, collaboration, and DE&I skills across our organization. Additionally, we strive for gender balance in leadership. Our Executive Committee and our Board of Directors are majority female.
We also strive to reflect the communities we serve through our brands, which champion the diversity of beauty and beauty of diversity. In fiscal 2024, Max Factor UK entered the second year of partnership with UNICEF to support Skills4Girls. This program is helping give young girls the tools and resources to reach their full potential and become the next generation of successful leaders, entrepreneurs, and change-makers.
A notable development this year was the introduction of a pilot program with new performance management philosophy for senior leaders, centered around Co-Creation Principles. This new approach is pivotal in our efforts to transform our workplace culture into a more inclusive and empowering environment. We have expanded our parental leave policy to offer 14 weeks of fully paid leave to all employees globally, regardless of gender, further reinforcing our commitment to creating supportive and equitable work environments.
Our dedication to DE&I has been recognized through various accolades, including one of our UK subsidiaries’ ranking among Stonewall’s Top 100 LGBTQIA+ Employers and our recognition as a leader in LGBTQ+ workplace inclusion in the US Corporate Equality Index. Additionally, two of our UK subsidiaries have achieved certification as Disability Confident Committed Employers, underscoring our commitment to accessible and inclusive work settings.
We continue to focus on the development of our associates to foster their career growth and long-term employability. Our training programs at the Coty Academy are designed to align with business priorities and to enhance essential skills such as personal effectiveness, people management, and leadership.
Annual Learning Festivals have been hosted at most of our largest sites and are supported by our Leadership Team. The Learning Festivals feature a strategic and experiential agenda, that have been extremely well-received. These festivals are crucial in our commitment to building capabilities aligned with our strategic priorities. They include a comprehensive delivery and communication plan along with training modules focused on interpersonal skills, collaboration, and DE&I content, effectively training thousands of participants on a variety of topics. These initiatives collectively reflect our ongoing commitment to not only embrace diversity but also to actively nurture and develop the potential of every associate within our global community.
As of October 2023, we maintained our commitment to pay equity for similar roles and performance, regardless of gender by reducing the gap in every level of our global management categories.
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
We are subject to numerous foreign, federal, provincial, state, municipal and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship, and environmental protection, including those relating to emissions to the air, discharges to land and surface waters, deforestation and land use, generation, handling, storage, transportation, treatment and disposal of hazardous substances and waste materials, and the registration and evaluation of chemicals. We maintain policies and procedures to monitor and control environmental, health and safety risks, and to monitor compliance with applicable environmental, health and safety requirements. Compliance with such laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon our capital expenditures, earnings or competitive position. However, environmental and social responsibility laws and regulations have tended to become increasingly stringent which has increased our compliance costs and, to the extent regulatory changes occur in the future, they could result in, among other things, increased costs and risks of non-compliance for us. Due to our dual-listing structure, certain of our E.U. and non-E.U. entities will be subject to new sustainability-related laws being implemented by E.U. policymakers and member states. In particular, certain of our E.U. and non-E.U. entities will be subject to the extensive disclosure requirements of the Corporate Sustainability Reporting Directive (“CSRD”), which has entailed, and will continue to entail, significant compliance efforts and costs. Regulators increased focus on climate change and other sustainability issues may lead to more scrutiny by investors and other stakeholders in Europe. In fiscal year 2025, we are assessing our compliance obligations and the impact the European Union Deforestation Regulation (“EUDR”) will have on our business as it will require companies trading in certain commodities, including, but not limited to, palm oil, wood, as well as products derived from these commodities, to ensure these commodities and related products do not result from deforestation or forest degradation in order to sell such products in the European Union. In addition, the E.U.’s Corporate Sustainability Due Diligence Directive (“CSDDD”), adopted in July 2024, may subject certain of our E.U. and non-E.U. entities to additional due diligence obligations and governance requirements with respect to their own operations and “chain(s) of activities,” as promulgated, and activities of their external suppliers in their upstream value chain. In the U.S., certain states, such as California, and the U.S. Congress have proposed legislation relating to chemical disclosure and other requirements related to the content of our products. For more information, see “Risk Factors—Changes in laws, regulations and policies that affect our business or products could adversely affect our business, financial condition and results of operations.”
Seasonality
The Company’s sales generally increase during the second fiscal quarter as a result of increased demand associated with the winter holiday season. Financial performance, working capital requirements, sales, cash flows and borrowings generally experience variability during the three to six months preceding the holiday season. Product innovations, new product launches and the size and timing of orders from the Company’s customers may also result in variability. However, the mix of product sales can vary considerably as a result of changes in seasonal and geographic demand for particular types of products, as well as other macroeconomic, operating and logistics-related factors.
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
•We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
•Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and substantially harm our business, financial condition and results of operations.
•Failure of or disruption to one or more of our information technology platforms could affect our ability to execute our operating strategy.
•We use AI in our business, and challenges with properly managing its use could result in harm to our brands, reputation, business or customers.
•Our success depends, in part, on our employees, including our key personnel.

•If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net revenues or working capital could be negatively impacted.
•We are subject to risks related to our international operations.
•Changes in tax laws or regulations, or challenges to our tax positions, could significantly increase our tax liabilities.
•We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose restrictions on us, which may adversely affect our business.
•Our ability to service and repay our indebtedness will be dependent on the cash flow generated by our subsidiaries and events beyond our control.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause certain debt service obligations to increase.
•We must successfully manage the impact of a general economic downturn, credit constriction, uncertainty in global economic or political conditions or other global events or a sudden disruption in business conditions which may affect consumer spending, global supply chain conditions and inflationary pressures and adversely affect our financial results.
•Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by geopolitical events, could adversely affect our business, results of operations and financial condition.
•Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
•Fluctuations in currency exchange rates may negatively impact our financial condition and results of operations.
•Public health crises could have a negative impact on our business, financial condition, results of operations and cash flows.
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
•JAB Beauty B.V. (“JAB”) and its affiliates, through their ownership of approximately 55% of the outstanding shares of our Class A Common Stock, have the ability to effect and/or significantly influence certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
•We are a “controlled company” within the meaning of the NYSE rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.
•The dual-listing of our Class A Common Stock on the New York Stock Exchange (“NYSE”) and on Euronext Paris’s Professional Segment may adversely affect the liquidity and value of our Class A Common Stock.
Risk Factors
Risks related to our Business and Industry
The beauty industry is highly competitive, and if we are unable to compete effectively, our business, prospects, financial condition and results of operations could suffer.
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends, such as the expansion of digital channels, direct-to-consumer channels, new “disruptor” trendy brands and advances in technology such as artificial intelligence (“AI”). Competition in the beauty industry is based on several factors, including pricing, value and quality, product efficacy, packaging and brands, speed or quality of innovation and new product introductions, in-store presence and visibility, promotional activities (including influencers) and brand recognition, distribution channels, advertising, editorials and adaption to evolving technology and device trends, including via e-commerce initiatives.

Our competitors include large multinational consumer products companies, private label brands and emerging companies, among others, and some have greater resources than we do or may be able to respond more quickly or effectively to changing business and economic conditions than we can. It is difficult for us to predict the timing and scale of our competitors’ actions and their impact on the industry or on our business. For example, the fragrance category is being influenced by new product introductions, niche brands and growing e-commerce distribution. The color cosmetics category has been influenced by entry by new competitors and smaller competitors that are fast to respond to trends and engage with their customers through digital platforms, including using new or advancing technologies such as AI and innovative in-store activations. Furthermore, e-commerce and the online retail industry is characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices and evolving regulatory regimes, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. If we are unable to compete effectively on a global basis or in our key product categories or geographies, it could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Further consolidation in the retail industry and shifting preferences in how and where consumers shop, including to e-commerce, may adversely affect our business, prospects, financial condition and results of operations.
Significant consolidation in the retail industry has occurred during the last several years. The trend toward consolidation, particularly in developed markets such as the U.S. and Western Europe, has resulted in our becoming increasingly dependent on our relationships with, and the overall business health of, fewer key retailers that control an increasing percentage of retail locations, which trend may continue. For example, certain retailers account for over 10% of our net revenues in certain geographies, including the U.S. Our success is dependent on our ability to manage our retailer relationships, including offering trade terms on mutually acceptable terms. Furthermore, increased online competition and declining in-store traffic has resulted, and may continue to result, in brick-and-mortar retailers closing physical stores, which could negatively impact our distribution strategies and/or sales if such retailers decide to significantly reduce their inventory levels for our products or to designate more shelf space to our competitors. Additionally, these retailers periodically assess the allocation of shelf space and have elected (and could further elect) to reduce the shelf space allocated to our products. Some of our brands, including CoverGirl, have experienced shelf space losses in the past, and such declines may continue or resume. Further consolidation and store closures, or reduction in inventory levels of our products or shelf space devoted to our products, or the financial distress of a major retailer, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities. We generally do not have long-term sales contracts or other sales assurances with our retail customers.
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
These risks have been exacerbated by the impact of general economic conditions such as inflationary pressures on our business. Consumer spending habits and consumer confidence have shifted and may continue to change in light of inflationary pressures, as well as changes in work practices and travel trends impacting the demand for our products.

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
Our sales generally increase during our second fiscal quarter as a result of increased demand by retailers associated with the winter holiday season. Accordingly, our financial performance, sales, working capital requirements, cash flow and borrowings generally experience variability during the three to six months preceding and during the holiday period. As a result of this seasonality, our expenses, including working capital expenditures and advertising spend, are typically higher during the period before a high-demand season. Consequently, any substantial decrease in, or inaccurate forecasting with respect to, net revenues during such periods of high demand including as a result of decreased customer purchases or other changes in order patterns, increased product returns, production or distribution disruptions or other events (many of which are outside of our control), would prevent us from being able to recoup our earlier expenses and could have a material adverse effect on our financial condition, results of operations and cash flows, as well as the trading price of our securities.
Risks Related to our Business Strategy and Organization
Our success depends on our ability to achieve our global business strategies.
Our future performance and growth depends on the success of our global business strategies, including our management team’s ability to successfully implement them, including a focus on improving gross margin, deleveraging, and simplifying our business. The multi-year implementation of our global business strategies has resulted and is expected to continue to result in changes to business priorities and operations, capital allocation priorities, operational and organizational structure, and increased demands on management. Such changes could result in short-term and one-time costs without any current revenues, lost customers, reduced sales volume, higher than expected restructuring costs, loss of key personnel, additional supply chain disruptions, higher costs of supply and other negative impacts on our business. Implementation of our global business strategy may take longer than anticipated, and, once implemented, we may not realize, in full or in part, the anticipated benefits or such benefits may be realized more slowly than anticipated. The failure to realize benefits, which may be due to our inability to execute plans, delays in the implementation of our global business strategies, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
We manufacture and package a majority of our products. Raw materials, consisting chiefly of essential oils, alcohols, chemicals, containers and packaging components, are purchased from various third-party suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain, or our relationships with key suppliers due to our payment terms or otherwise, could have a material adverse effect on the manufacturing and packaging of our products. In fiscal 2023, inflationary pressures as well as global supply chain disruptions caused significant volatility in the cost and availability of the raw materials and services (such as transportation) that we need to manufacture and distribute our products. In particular, increases in energy costs due to global geopolitical conditions, particularly in Europe, impacted the cost and availability of raw materials, including glass and glass components and certain resins. Although inflationary pressures have eased, future increases in the costs of raw materials or other commodities and transportation services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, failure by our third-party suppliers to comply with ethical, social, product, labor and environmental laws, regulations or standards, or their engagement in politically or socially controversial conduct, such as animal testing, could negatively impact our reputations and lead to various adverse consequences, including decreased sales and consumer boycotts. We are also subject to reporting requirements under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts in identifying the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who may supply “conflict free” products, and we may not be able to obtain conflict free products or supplies in sufficient quantities for our operations. Likewise, we have faced, and may continue to face, constraints in the availability of certain raw materials that align with our sustainability goals, including responsibly sourced palm oil, mica and recycled materials. Since our supply chain is complex, we may face operational obstacles and reputational challenges with our customers and stockholders if we are unable to continue to sufficiently verify the origins for materials used in our products and packaging or if we are subject to additional supply chain diligence and disclosure regulations or other reporting obligations.
The above risks have been and may continue to be exacerbated by the impact of inflationary pressures, global supply chain disruptions on our business, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
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
In addition, our databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber attacks, the threat of which is increasing in frequency, intensity and duration. Such attacks have become increasingly difficult to detect, defend against or prevent and may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. As AI capabilities improve and gain widespread use, we may experience cyber attacks created using AI, which may be difficult to detect and mitigate against. These attacks could be designed with an AI tool to directly attack information systems with increased speed and/or efficiency than a human or create more effective phishing techniques. It is also possible for a threat to be introduced as a result of our customers and third-party providers using the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. In addition, insider actors (malicious or otherwise) could cause technical disruptions and/or confidential data leakage. Our security efforts or the security efforts of our third-party providers may not be sufficient to prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ information technology databases or systems.
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
We must continue to maintain and make requisite or critical upgrades to our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and substantially harm our business, financial condition and results of operations.
We collect, maintain, transmit, store and otherwise process data about our consumers, suppliers, prospective and current employees, and others, including personal data, financial information, including consumer payment information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit personal data, and confidential, proprietary and financial information on our behalf.
We are subject to an evolving body of federal, state and non-U.S. laws, regulations, guidelines, and principles regarding data privacy and security. A data breach or inability on our part to comply with such laws, regulations, guidelines, and principles or to quickly adapt our practices to reflect them as they develop, could potentially subject us to significant liabilities and reputational harm. Several governments, including the E.U., the U.K., Brazil, China and several states in the United States, have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. In addition, in the U.S. and internationally, there has been increased legislative and regulatory activity related to AI and the risks and challenges AI poses, including the European Union’s Artificial Intelligence Act and the current U.S. presidential administration’s executive order to, among other things, establish AI safety and security. These existing laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply. Compliance with these laws, could greatly increase our operational costs or require us to adapt certain products, operations, processes or activities in otherwise suboptimal ways, to comply with the stricter regulatory requirements, such as efforts to meet consumer demand for personalized products and services, in jurisdictions where we operate. The regulations are complex and likely require adjustments to our operations. Any failure to comply with all such laws by us, our business partners or third-parties engaged by us could result in significant liabilities and reputational harm.
In addition, if we are unable to prevent or detect security breaches, or properly remedy them, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers, including personal employee, consumer or presenter information stored in our or third-party systems or as a result of the dissemination of inaccurate information. In addition, the unauthorized disclosure of nonpublic sensitive information could lead to the loss of trade secrets or damage our reputation and brand image or otherwise adversely affect our ability to compete. Adverse publicity stemming from a data breach, whether or not valid, could reduce demand for our products or adversely affect our relationship with customers, suppliers, vendors, partners and service providers. Further, a failure to adequately protect personal data, including that of customers or employees, or other data security failure, such as a cyber attack from a third party, could lead to penalties, significant remediation costs and reputational damage, including loss of future business.
Failure of or disruption to one or more of our information technology platforms could affect our ability to execute our operating strategy.
We rely on multiple information technology platforms to execute operations related to OTC (order to cash), manufacturing, financial transactions and reporting, procurement to pay and payroll. In addition, we have become more reliant on DTC and content management. Many of these systems are integrated via internally developed interfaces and modifications. The failure of one or more systems could lead to operating inefficiencies or disruptions and a resulting decline in revenue or profitability. As we continue the implementation and the migration to SaaS and cloud-based technology solutions, there can be no assurance that we will be successful in our efforts or that the implementation of the remaining stages of these initiatives in the Company's global operations will not involve disruptions in our systems or processes having a short term adverse impact on our operations and ability to serve customers and business partners.
Our e-commerce operations are important to our business, and our digital marketing strategies rely on the use of online and mobile applications, including third-party social media platforms. Due to the importance of our e-commerce operations, we are vulnerable to website or application downtime and other technical failures, as well as disruptions beyond our control. For example, recent and future regulatory measures restricting or otherwise impacting the use of the web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities could impact the development of our digital advocacy strategy. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales, damage our brands’ reputations or reduce the impact of our digital marketing strategies.
The risks described here are heightened due to the increase in remote working and the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in heightened consumer privacy, IT security and fraud concerns, potentially disrupting our operations for a prolonged period of time.
We use AI in our business, and challenges with properly managing its use could result in harm to our brands, reputation, business or customers.
We are starting to implement the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms trained with noisy data may create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.
Our success depends, in part, on our employees, including our key personnel.
Our success depends, in part, on our ability to identify, hire, train and retain our employees, including our key personnel, such as our executive officers and senior management team and our research and development and marketing personnel. Over the past few years, we have experienced several changes to senior management and the composition of our board of directors, as well as the separation of the Wella Business, and we are still in the process of implementing our global business strategies, including cost reduction activities. Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. The unexpected loss of one or more of our key employees could adversely affect our business. Competition for highly qualified individuals can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to transfer their skills and knowledge to the benefit of our competitors with little or no restriction. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business. Further, other companies may attempt to recruit our key personnel and we may attempt to recruit their key personnel, even if bound by non-competes, which could result in diversion of management attention and our resources to litigation related to such recruitment. These risks may be exacerbated by the stresses associated with changes in our global business strategy, the implementation of our restructuring activities, any continued changes in our senior management team and other key personnel, and other initiatives. During fiscal 2024, we continued to experience an increasingly competitive labor market, increased employee turnover, and labor shortages in our extended supply chain. These challenges have resulted in, and could continue to result in, increased costs and could impact our ability to meet consumer demand, each of which may adversely affect our business and financial results.
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
The above risks have been and may continue to be exacerbated by the impact of inflationary pressures and global supply chain disruptions on our business, and our efforts to manage and remedy these impacts to the Company may not achieve results in accordance with our expectations or on the timelines we anticipate.
We are subject to risks related to our international operations.
We operate on a global basis, and approximately 71% of our net revenues in fiscal 2024, were generated outside North America. We have employees in more than 36 countries, and we market, sell and distribute our products in over 121 countries and territories. Our presence in such geographies has expanded as a result of our acquisitions, as well as organic growth, and we are pursuing selective international expansion in countries where we do not yet have significant presence. In these countries, we are exposed to risks inherent in operating in geographies in which we have not operated in or have been less present in the past, and in most of these countries we face established competitors with significantly more operating experience in those locations.
Non-U.S. operations are subject to many risks and uncertainties, including ongoing instability or changes in a country’s or region’s economic, regulatory or political conditions, including inflation, recession, interest rate fluctuations, sovereign default risk and actual or anticipated military or political conflicts, labor market disruptions, sanctions, boycotts, new or increased tariffs, quotas, exchange or price controls, trade barriers or other restrictions on foreign businesses, our failure to effectively and timely implement processes and policies across our diverse operations and employee base and difficulties and costs associated with complying with a wide variety of complex and potentially conflicting regulations across multiple jurisdictions. Non-U.S. operations also increase the risk of non-compliance with U.S. laws and regulations applicable to such non-U.S. operations, such as those relating to sanctions, boycotts and improper payments.
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
Changes in tax laws or regulations, or challenges to our tax positions, could significantly increase our tax liabilities.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. For example, in the United States the Tax Cuts and Jobs Act of 2017 made broad and complex changes to the U.S. tax laws that affect businesses operating internationally, and, as a result of future elections in the United States, there could be additional significant changes in tax laws and regulations in the future. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, digital taxes, global minimum taxes (such as the Pillar Two framework agreed to by members of the Organization for Economic Cooperation and Development which has been adopted in many jurisdictions), country-by-country reporting, and transactions between affiliated companies. Such changes may negatively impact our effective tax rate and may increase tax compliance and reporting costs, and our future income tax provisions could increase or be adversely affected by changes in the mix of income earned or losses incurred in jurisdictions with differing statutory rates, changes in the valuation of our deferred tax assets or liabilities, successful challenges to our tax positions or by other factors.

Risks related to our Indebtedness
We have taken on significant debt, and the agreements that govern such debt contain various covenants that impose significant operating and financial restrictions on us, which may adversely affect our business.
We have a substantial amount of indebtedness, which may have adverse consequences on our business and impair our ability to be certain that additional financing will be available on reasonable terms when required.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause certain debt service obligations to increase.
Borrowings under the 2018 Coty Credit Agreement, as well as certain payments under our forward repurchase contracts, are at variable rates of interest and expose us to interest rate risk. In the past year, inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. We do not maintain interest rate swaps with respect to our variable rate exposures.
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
Global events may impact our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities, and, as demonstrated by the impacts of COVID-19 and the war in Ukraine, such events can evolve rapidly and cause significant and pervasive disruptions to global economic and business conditions. We operate in an environment of slow overall growth in the segments and geographies in which we compete with increasing competitive pressure and changing consumer preferences, and global economic activity has been in decline as a result of higher levels of unemployment, unprecedented levels of inflation, recessionary conditions and geopolitical conditions including the war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict). While prestige fragrances and skin care categories have experienced strong growth, declines in the retail mass color cosmetics, mass nail and mass fragrance categories in the U.S. and certain key markets in Western Europe continue to impact our business and financial results. Deterioration of social or economic conditions in Europe or elsewhere could reduce sales and could also impair collections on accounts receivable. For example, political and economic developments in the U.S., the U.K., Europe, Brazil and China have introduced uncertainty in the regulatory and business environment in which we operate (including potential increases in tariffs). These political and economic developments have resulted and could continue to result in changes to legislation or reformation of government policies, rules and regulations pertaining to trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.
Abrupt political change, terrorist activity, and armed conflict, such as the ongoing war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) and any escalation or expansion thereof, pose a risk of further general economic disruption in affected regions. Geopolitical change may result in changing regulatory systems and requirements and market interventions that could impact our operating strategies, access to national, regional and global markets (due to sanctions or otherwise), hiring, and profitability. For example, changes in the regulatory environment in China or geopolitical tensions impacting trade or operations in China could impact our growth strategy. Any of these changes may negatively impact our revenues.
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
Price inflation for labor, materials and services, further exacerbated by volatility in energy and commodity markets by geopolitical events, could adversely affect our business, results of operations and financial condition.
We experienced considerable price inflation in costs for labor, materials and services during fiscal 2022 and fiscal 2023. If inflationary pressures resume, we may not be able to pass through inflationary cost increases, and we may only be able to recoup a portion of our increased costs in future periods. Our ability to raise prices to reflect increased costs may also be limited by competitive conditions in the market for our products. The war in Ukraine and/or the armed conflict in the Middle East and prolonged geopolitical conflict globally may continue to result in increased price inflation, escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which may also have the effect of heightening many of our other risks, such as those relating to cyber security, supply chain disruption, volatility in prices and market conditions, our ability to forecast demand, and our ability to successfully implement our global business strategies, any of which could negatively affect our business, results of operations and financial condition.

Volatility in the financial markets could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets, including as a result of global and regional economic conditions, the war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) and related geopolitical conditions, could make future financing difficult or more expensive. If any financial institutions that are parties to our credit facilities or other financing arrangements, such as interest rate or foreign currency exchange hedging instruments, were to declare bankruptcy or become insolvent, or experience other financial difficulty, they may be unable to perform under their agreements with us. In addition, the deterioration of the financial condition of any of the financial institutions that hold our short-term investments and cash deposits could negatively impact the value and liquidity of such investments and deposits. This could leave us with reduced borrowing capacity, could leave us unhedged against certain interest rate or foreign currency exposures or could reduce our access to our cash deposits, which could have an adverse impact on our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
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
Public health crises could have a negative impact on our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic and the actions taken by governments and third-parties in response have had, and continue to have, evolving and unpredictable impacts on global economies, financial markets and business practices. A resurgence of COVID-19, including any variants of the virus, or the outbreak of another pandemic, epidemic or infectious disease in one or more of the countries where we operate or our customers are located could result in varied government and third-party actions relating to, among other things, quarantines, facility closures, store closures or social distancing, resulting in further volatility and disparity in our results and operations across geographies and creating challenges for our ability to forecast demand. Our business has been, and may continue to be, negatively impacted by the COVID-19 pandemic in such countries, although the impacts have decreased and have been less significant in fiscal 2024. Ongoing impacts of COVID-19 have continued in China , and economic recovery in the region has been slower than predicted and may continue to be below pre-pandemic levels, which could adversely affect our strategy to expand our presence in China. The full extent of the impact of a pandemic, such as the COVID-19 pandemic, an epidemic or an infectious disease outbreak on our business, financial condition and results of operations will depend on future developments that are highly uncertain and unpredictable, including the timing, acceptance and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, infection rates increasing or returning in various geographic areas, actions by government authorities to contain outbreaks or treat their impact, and any related impact on capital and financial markets and consumer behavior, including the impacts of any recession or inflationary pressures, all of which may vary across regions.
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
In addition, we are subject to pending tax assessment matters in Brazil relating to local sales tax credits for the 2016-2020 tax periods. Although we are seeking a favorable administrative and judicial decisions on the related tax enforcement actions, we may not be successful. For example, in connection with a Goiás State tax ICMS assessment received in August 2020, we have received unfavorable rulings in fiscal 2024 in a related judicial case about an additional claim for fees over the tax incentive, which we have appealed to the Superior Court of Justice for review. See Note 24— Legal and Other Contingencies for more information regarding our potential tax obligations in Brazil.
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
Any repurchases pursuant to our stock repurchase program, or a decision to discontinue our stock repurchase program, which may be discontinued at any time, could affect our stock price and increase volatility. In addition, the timing and actual number of any shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability, capital allocation priorities, including deleveraging, and other market conditions. In addition, we have entered into forward repurchase transactions to begin hedging for a potential $196 million repurchase under our stock repurchase program currently planned for 2025 and an additional potential $294 million repurchase planned for 2026. These forward repurchase transactions expose us to additional risks related to the price of our common stock, including a potential true-up in cash upon specified changes in the price of our common stock.
JAB Beauty B.V. (“JAB”) and its affiliates beneficially own approximately 55% of the fully diluted shares of our Class A Common Stock and, as such, have the ability to effect certain decisions requiring stockholder approval, which may be inconsistent with the interests of our other stockholders.
JAB Holdings B.V. (“JABH”), through an affiliate, JAB Beauty B.V., may be deemed to beneficially own approximately 55% of the outstanding shares of our Class A Common Stock. As a result, JABH has the ability to exercise control over certain decisions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. In addition, several of the members of our Board of Directors are affiliated with JABH. Accordingly, JAB has significant influence over us and our decisions, including the appointment of management and any other action requiring a vote of our Board of Directors. In addition, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our stock.
JABH’s interests may be different from or conflict with our interests or the interests of our other stockholders. JABH and its affiliates are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete indirectly with us. JABH or its affiliates may also pursue acquisition opportunities that are complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, JABH’s obligations under its credit facility may cause JABH to take actions which may be inconsistent with your interests. Accordingly, the interests of JABH may not always coincide with our interests or the interests of other stockholders, and JABH may seek to cause us to take courses of action that, in its judgment, could enhance its investment in the Company but which might involve risks to our other stockholders or adversely affect us or our other stockholders.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, are entitled to rely on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies”.
For so long as JABH and its affiliates own more than 50% of the total voting power of our common shares, we are a “controlled company” within the meaning of the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:
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
Our Class A Common Stock is listed on Euronext Paris’s Professional Segment (“Euronext Paris”). While the dual-listing of our Class A Common Stock was intended to promote additional liquidity for investors and provide greater access to our Class A Common Stock among investors in Europe who may be required to invest in Eurozone markets or certain currencies only, this dual-listing may dilute the liquidity of these securities in one or both markets and may adversely affect the development of an active trading market for Class A Common Stock on Euronext Paris. The price of our Class A Common Stock listed on Euronext Paris could also be adversely affected by trading in our Class A Common Stock on the NYSE. In addition, currency fluctuations between the Euro and U.S. dollar may have an adverse impact on the value of our Class A Common Stock traded on Euronext Paris.
There has been, and may continue to be, limited liquidity on the Euronext Paris market. We have not appointed any market maker on the Euronext Paris market but may do so in the future. On this basis, the liquidity of our Class A Common Stock traded on Euronext Paris may be uncertain and investors on the Euronext Paris market may need to assess their ability to adjust the size of their position given the then trading liquidity prior to investing in our securities.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk management and strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We continuously assess and strategically invest to improve the resiliency of our information security systems in a dynamic cybersecurity landscape. Our assurance practices are based on internationally recognized standards as implemented by our Global Information Security Team, which is responsible for managing our Security Operations Center. Our cybersecurity risk management program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with our third-party service providers and vendors. We engage internal and external assessors, consultants, auditors, and other third-party experts, to identify opportunities for improvements to our cybersecurity risk management program.
The Global Information Security Team has implemented processes to manage and report various security threats, including escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to our Cybersecurity Special Committee, Audit and Finance Committee (“AFC”) and Board of Directors. We conduct cybersecurity incident simulations on a regular basis, including involvement of the Cybersecurity Special Committee, along with various tabletop exercises designed to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.
Cybersecurity training and safety are fundamental pillars to our overarching global information security strategy. The Global Information Security Team periodically shares security tips and best practices for all employees to raise awareness around digital security and routinely conducts phishing simulations and testing scenarios to complement required employee trainings on cybersecurity fundamentals, awareness, common threats and data loss prevention.
As of the date of this report, we have not identified cybersecurity threats that have materially affected or are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. We may face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our operations, business strategy, results of operations, or financial condition. See “Risk factors related to our information technology and cybersecurity systems” included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Governance

Management is responsible for understanding and managing the risks that we face in our business, including relating to cybersecurity, and the Board of Directors is responsible for overseeing management’s overall approach to risk management. Our Board of Directors has delegated to the AFC oversight responsibility for cybersecurity and data privacy, including periodically evaluating the Company’s cybersecurity and privacy programs and receiving information on cybersecurity and privacy compliance. The chair of the AFC reports to the full Board of Directors following its regularly scheduled meetings.
Our Board of Directors also has a dedicated Cybersecurity Special Committee that is empowered to manage the Company’s response to major cybersecurity incidents and enable the integration of crisis management and business continuity processes. The Cybersecurity Special Committee, led by our Chief Information and Business Services Officer and two Board members (including the Chair of the AFC), consists of executive members from various corporate functions, including information technology, digital operations, corporate affairs, legal, compliance, human resources and finance. Outside cybersecurity experts periodically present to the Board on topics related to information security, data privacy and cyber risks and mitigation strategies.
At the management level, our Global Information Security Team monitors alerts and informs relevant global senior management of all incidents and related mitigation and remediation, and escalates to the Cybersecurity Special Committee as needed. Global senior management monitors initiatives to prevent, detect, mitigate, and remediate cybersecurity risks and incidents.
Item 2. Properties.
We occupy numerous offices, manufacturing, distribution and research and development facilities in the U.S. and abroad. Our principal executive offices are located in New York, U.S. Division corporate headquarters are located in New York, U.S., Amsterdam, Netherlands, and Singapore.
We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements. The following table sets forth our principal owned and leased corporate, manufacturing and research and development facilities as of June 30, 2024. The leases expire at various times subject to certain renewal options at our option.

Location/Facility	Use	Segment
Amsterdam, Netherlands (leased)	Corporate	Corporate
New York, New York, U.S. (leased)	Corporate/Commercial	Corporate / Consumer Beauty
Paris, France (2 locations) (leased)	Corporate/Commercial	Corporate / Prestige
Singapore, Singapore (leased)	Corporate/Commercial	Corporate
Ashford, England (land leased, building owned)	Manufacturing	Consumer Beauty
Chartres, France (owned)	Manufacturing	Prestige
Granollers, Spain (owned)	Manufacturing	Prestige
Hunt Valley, U.S. (owned)	Manufacturing	Consumer Beauty
Monaco, Monaco (leased)	Manufacturing /R&D	Prestige
Sanford, North Carolina, U.S. (owned)	Manufacturing	Prestige
Senador Canedo, Brazil (owned)	Manufacturing	Consumer Beauty
Wujiang, China (owned)	Manufacturing	Consumer Beauty
Morris Plains, New Jersey, U.S. (leased)	R&D	All segments

Item 3. Legal Proceedings.
For information on our legal matters, see Note 24—Legal and Other Contingencies in the notes to our Consolidated Financial Statements.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “COTY.” It is also listed on the Euronext Paris Professional Segment.
Stockholders of Record
As of June 30, 2024 there were 588 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Furthermore, we are required to comply with certain covenants contained within the agreements that govern our indebtedness, including our credit agreements and the indentures relating to our senior secured notes and our senior unsecured notes. These agreements contain customary representations and warranties as well as customary affirmative and negative covenants, including but not limited to, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers, acquisitions and affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources—Debt” and Note 14—Debt in the notes to our Consolidated Financial Statements.

Market Performance Graph
Comparison of 5 Year Cumulative Total Return (a)
Coty Inc., The S&P 500 Index, and Fiscal 2024 Peer Group (b)

$300
$250
$200
$150
$100
$50
$0
Jun 30, 2019
Sep 30, 2019
Dec 31, 2019
Mar 31, 2020
Jun 30, 2020
Sep 30, 2020
Dec 31, 2020
Mar 31, 2021
Jun 30, 2021
Sep 30, 2021
Dec 31, 2021
Mar 31, 2022
Jun 30, 2022
Sep 30, 2022
Dec 31, 2022
Mar 31, 2023
Jun 30, 2023
Sep 30, 2023
Dec 30, 2023
Mar 31, 2024
Jun 30, 2024
COTY
S&P 500
Peer Group

(a) Total return assumes reinvestment of dividends at the closing price at the end of each quarter, since June 30, 2019.
(b) The Peer Group includes L'Oréal S.A., Inc., Estée Lauder Companies, Inc., Beiersdorf AG, Shiseido Company, Limited and Inter Parfums Inc.
The Market Performance Graph above assumes a $100.00 investment on June 30, 2019, in Coty Inc.’s common stock, the S&P 500 Index and the Peer Group. The dollar amounts indicated in the graph above are as of the last trading day in the quarter. The returns of each company in the Peer Group have been weighted according to their respective stock market capitalization at the beginning of the measurement period for purposes of arriving at a Peer Group average.

Equity Compensation Plan Information

Plan Category
	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(d) (excluding securities reflected in column(1))
Equity compensation plans approved by security holders
Options (a)	3,581,669	$13.82
Restricted Stock Units (a)	22,054,245	N/A
Performance Restricted Stock Units (e)	13,422,500	N/A
Subtotal	39,058,414	—	46,537,839
Equity compensation plans not approved by security holders
Series A Preferred Stock (b)	1,000,000	$22.39
Phantom Units (c)	349,432	N/A
Subtotal	1,349,432	—	—
Total	40,407,846		46,188,407

N/A is not applicable
(a) For information about Options and Restricted Stock Units, see Note 22—Share-Based Compensation Plans in the notes to our Consolidated Financial Statements.
(b) On March 27, 2017 a Series A Preferred Stock subscription agreement was entered into with Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder was entitled to exchange the vested shares after the fifth anniversary of the date of issuance. This exchange right expired on March 27, 2024. The Company has the right to redeem the Series A Preferred Stock (1.0 million shares) at a redemption price of $0.01 per share. The Company plans to redeem these shares of Series A Preferred Stock in accordance with their terms.
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
(e) Performance Restricted Stock Units are subject to the achievement of performance objectives and continued employment through vesting date.
Issuer Purchases of Equity Securities
In February 2024, we elected to physically settle one of our forward repurchase contracts, authorized under our repurchase program, for a cash payment of $200.0 in exchange for 27.0 million shares of our Class A Common Stock. For additional information on our Share Repurchase Program and our forward repurchase contracts, see Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements. No shares of Class A Common Stock were repurchased during the fiscal year ended June 30, 2023.

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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, and skin and body care. Our brands empower people to express themselves freely, creating their own visions of beauty; and we are committed to making a positive impact on the planet. Our strategic priorities include stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio over the mid-to-long term leveraging existing brands, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in growth channels such as the Travel Retail channel, in China and other growth engine markets (Latin America, including Brazil, the Middle East, North and South East Asia, Africa and India), and establishing Coty as an industry leader in sustainability.

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands and returned to stable growth and steady margin improvement. Consumer Beauty net revenue grew 6% in fiscal 2024, with growth across mass fragrances, mass color cosmetics, skincare and body care led by Brazil. We are now focusing on accelerating our digital advocacy strategy to amplify our brand and product innovations, leverage consumer analytics and insights, and improve the return on investment of our marketing activities. Our e-commerce channel net revenues grew by over approximately 20% in fiscal 2024, with double-digit percentage growth in Prestige and Consumer Beauty. In Prestige, we continue to accelerate the fragrance business with exceptional new launches and expansion in premium and ultra-premium categories, while steadily expanding the distribution, productivity and assortment of our Prestige cosmetics. Our prestige cosmetics net revenues grew by a double-digit percentage in fiscal year 2024, led by Kylie Cosmetics and Burberry. We are continuing to thoughtfully expand our skincare portfolio (which contributed a mid-single digit percentage of our fiscal 2024 net revenue) with our focus on winning over the most discerning skin care consumers in our areas of excellence – UV protection, photoaging prevention and repair, biotech-enhanced longevity science, and micro-dose formulations. Our skincare business, which contributed a mid-single-digit percentage of sales, generated strong sales growth in fiscal year 2024. We have successfully expanded our e-commerce capabilities, through best-in-class online launches, our digital advocacy strategy and active participation in key online shopping events, and increasing digital media competitiveness. Revenues from our global Travel channel grew in all three regions – Americas, EMEA and Asia Pacific – contributing approximately 20% to the net revenue growth in fiscal year 2024. Our growth engine markets net revenues grew in fiscal 2024, led by Brazil, the rest of LATAM, Southeast Asia, including India, and Africa.

Our products are marketed, sold and distributed in approximately 121 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives, including our growth agenda in the region for Prestige products and our skincare growth priorities. Within the China market we continue to monitor and take actions to address the impact to our Consumer Beauty brands which have experienced sales declines as retailers and distributors continue to deplete their existing inventory. We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.

Changing market trends may impact sales of our products across and within product categories and regions. Within our Consumer Beauty segment, positive market trends within the skin and body care and mass color cosmetics categories in Brazil positively impacted the segment's sales volume during fiscal year 2024. Excluding the contribution from the Brazilian brands, the Consumer Beauty segment experienced a decline in sales volume primarily in the skin and body care category, as a result of a decline in sales from China, and in the color cosmetic category primarily due to negative market trends in the U.S. in mass color cosmetics market.

We expect that our net revenue for fiscal year 2025 will grow in the mid-single digit percent to high-single digit percent versus the prior year, excluding the impact of foreign exchange and the early termination of the Lacoste fragrance license. We anticipate that our annual gross margin will remain in the mid-sixties, providing us with opportunities to fund new product initiatives and support our brands through advertising and consumer promotional investments. We continue to target advertising and consumer promotional spending in the high-twenties percentage of net revenues. However, our level of advertising and consumer promotional spending will depend on various factors, including seasonality, the timing of product launches, and budgetary considerations.
Global Supply Chain Challenges
Our ability to fulfill demand for our products is critical to our success. Through steps taken to improve order fill rates and mitigate the impact of supply chain constraints, we have seen improvements in our order fill rates on a company-wide basis. As a result, in fiscal year 2024 we achieved close to pre-COVID-19 service levels across our divisions.
Inflation
The impact of inflation on material, logistical and other costs subsided during fiscal year 2024. Inflation may continue to impact certain costs, such as labor. However, we currently anticipate the overall impact of inflation to remain muted.

Selected Financial Data

(in millions, except per share data)	Year Ended June 30,
	2024	2023	2022

Net revenues	$6,118.0	$5,554.1	$5,304.4
Gross profit	3,939.2	3,547.3	3,369.2
Restructuring costs	36.7	(6.5)	(6.5)
Acquisition- and divestiture-related costs	—	—	14.7
Asset impairment charges	—	—	31.4
Operating income	546.7	543.7	240.9
Interest expense, net	252.0	257.9	224.0
Other expense (income), net	90.2	(419.0)	(409.9)
Income from continuing operations before income taxes	204.5	704.8	426.8
Provision for income taxes on continuing operations	95.1	181.6	164.8
Net income from continuing operations	109.4	523.2	262.0
Net income from discontinued operations	—	—	5.7
Net income	109.4	523.2	267.7
Net income attributable to Coty Inc.	$89.4	$508.2	$259.5

Amounts attributable to Coty Inc.:
Net income from continuing operations attributable to common stockholders	$76.2	$495.0	$55.5
Net income from continuing operations attributable to common stockholders	$76.2	$495.0	$61.2
Per Share Data:
Net income attributable to Coty Inc. per common share:
Basic income from continuing operations	$0.09	$0.58	$0.07
Basic income from discontinued operations	$0.00	$0.00	$0.01
Basic income for Coty Inc.	$0.09	$0.58	$0.08
Diluted income from continuing operations	$0.09	$0.57	$0.07
Diluted income from discontinued operations	$0.00	$0.00	$0.01
Diluted income for Coty Inc.	$0.09	$0.57	$0.08
Weighted-average common shares
Basic	874.4	849.0	820.6
Diluted	883.4	886.5	834.1

(in millions)	Year Ended June 30,
	2024	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$614.6	$625.7	$726.6
Net cash (used in) provided by investing activities	(226.2)	(118.2)	269.7
Net cash used in financing activities	(336.7)	(469.3)	(1,034.0)

(in millions)	As of June 30,
	2024	2023	2022
Consolidated Balance Sheets Data:
Cash and cash equivalents	$300.8	$246.9	$233.3
Total assets	12,082.5	12,661.6	12,116.1
Total debt	3,913.7	4,281.6	4,473.9
Total Coty Inc. stockholders’ equity	3,827.1	3,811.1	3,154.5

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
•Gain on sale and termination of brand assets and early license termination: We have excluded the impact of gain on sale and termination of brand assets and early license termination as such amounts are inconsistent in amount and frequency and are significantly impacted by the size of the sale of brand assets and early license termination.
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
Constant Currency
We operate on a global basis, with the majority of our net revenues generated outside of the U.S. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, to supplement financial results presented in accordance with GAAP, certain financial information is presented in “constant currency”, excluding the impact of foreign currency exchange translations to provide a framework for assessing how our underlying businesses performed excluding the impact of foreign currency exchange translations. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current and prior-period results for entities reporting in currencies other than U.S. dollars into U.S. dollars using prior year foreign currency exchange rates. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate, or for the impacts of hyperinflation. The constant currency information we present may not be comparable to similarly titled measures reported by other companies.
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

Period of acquisition, divestiture, termination, or market exit	Acquisition, divestiture, termination, or market exit	Impact on basis of 2024/2023 presentation	Impact on basis of 2023/2022 presentation
Third quarter fiscal 2023	Market Exit from Russia	First and second quarters fiscal 2023 net revenue excluded.	Third and fourth quarters fiscal 2022 net revenue excluded.
Third quarter fiscal 2024	Termination: Lacoste	Third and fourth quarters fiscal 2023 net revenue excluded.	n/a
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

NET REVENUES
In fiscal 2024, net revenues increased 10%, or $563.9, to $6,118.0 from $5,554.1 in fiscal 2023. Excluding net revenue from the first half of the prior period from Russia and the second half of the prior period from Lacoste, net revenues increased 12% or $654.3 to $6,118.0 from $5,463.7, reflecting a positive price and mix impact of 9%, an increase in unit volume of 2%, and a positive foreign currency exchange translation impact of 1%. The overall increase in net revenues reflects growth in our prestige fragrance category due to the continued success of fragrance brands, specifically Burberry, Hugo Boss, Calvin Klein,

Gucci, Chloe, Davidoff, Joop, and Marc Jacobs, as well as innovation from the launches including Marc Jacobs Daisy Wild and Cosmic Kylie Jenner, and positive performance in the prestige cosmetics category. The overall increase in net revenues for the Consumer Beauty segment was due to positive performance in the color cosmetics category specifically from Rimmel Manhattan and Risque, mass fragrance category specifically from David Beckham and Bruno Banani, and the skin and body care categories in Brazil, specifically from Monange, Paixao and Bozzano.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of price increases across our product portfolio earlier in the fiscal year. Volume growth across our fragrance portfolio, as well as in skin and body care products in Brazil helped drive the increase in revenues, partially offset by volume declines from certain color cosmetic and other body care brands in China due to macroeconomic conditions which resulted in higher trade inventory levels.
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
Our exit from Russia impacted the overall change in our reported net revenues. Considering total fiscal 2023 year-to-date net revenues from Russia in both the current and prior fiscal 2022 period, the net negative impact on our fiscal year-to-date reported net revenue was approximately 1% on a consolidated basis, 1% for our Prestige division, and 1% for our Consumer Beauty division.

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
NET REVENUES
Prestige	$3,857.3	$3,420.5	$3,267.9	13%	5%
Consumer Beauty	2,260.7	2,133.6	2,036.5	6%	5%
Total	$6,118.0	$5,554.1	$5,304.4	10%	5%
Prestige
In fiscal 2024, net revenues in the Prestige segment increased 13%, or $436.8 to $3,857.3 from $3,420.5 in fiscal 2023. Excluding net revenue from the first half of the prior period from Russia and the second half of the prior period from Lacoste, net revenues increased 15% or $508.5 to $3,857.3 from $3,348.8, reflecting a positive price and mix impact of 8% (primarily due to positive pricing impact as a result of price increases and in line with overall premiumization strategy), an increase in unit volume of 6% (primarily due to successful innovations and positive trends in the prestige fragrance category in many markets), and positive foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $476.9, primarily due to the continued success of Burberry Goddess, Classic, Her and Hero, Hugo Boss Boss Bottled and Boss the Scent, Calvin Klein One, Euphoria, and Eternity, Gucci Guilty and Flora, Chloe Nomade and Signature, Marc Jacobs Daisy Wild, Davidoff Cool Water, and Joop Homme, as well as continued brand innovation within the Gucci Flora franchise and Cosmic Kylie Jenner. Prestige fragrance sales grew in major markets such as the United States, Germany, Australia, and Spain as well as through travel retail channel sales across all regions. This growth was partially offset by lower net revenues for the Lacoste brand in the first six months of the current period, which was primarily due to the early license termination resulting in a wind down of sales through the end of the second quarter; and no net revenues for the Bottega Veneta brand in the current period due to the ending of our licensing arrangement where sales of the brand ended in fiscal 2023; and
•Prestige cosmetic sales growth of $24.5, primarily due to brand innovation from Kylie Cosmetics.
In fiscal 2023, net revenues in the Prestige segment increased 5%, or $152.6, to $3,420.5 from $3,267.9 in fiscal 2022. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 6% or $169.0 to $3,420.5 from $3,251.5, reflecting a positive price and mix impact of 11% (primarily due to the positive pricing impact as a result of global price increases and in line with overall premiumization strategy) partially offset by a negative foreign currency exchange translation impact of 5%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $197.9, due to the continued success of Burberry Hero, Burberry Her, Calvin Klein, Hugo Boss Boss Bottled, Gucci Flora, and Marc Jacobs Daisy, particularly in the U.S. due to positive market trends and innovation, and in the travel retail channel sales across all major regions impacted by increased leisure travel compared to the prior year.
These increases were partially offset by:
•Prestige makeup sales decline of $18.1, primarily due to Gucci makeup travel retail channel sales in the Asia Pacific region as a result of slow recovery from the lockdowns in China; and
•Prestige skincare sales decline of $10.8, primarily due to lower net revenues for philosophy due to less innovation and repositioning of the brand.
Consumer Beauty
In fiscal 2024, net revenues in the Consumer Beauty segment increased 6%, or $127.1, to $2,260.7 from $2,133.6 in fiscal 2023. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 7% or $145.8 to $2,260.7 from $2,114.9, reflecting a positive price and mix impact of 5% (primarily due to positive pricing impact as a result of price increases), an increase in unit volume of 1% (primarily due to increases from Brazilian brands offsetting decreases in volumes in most other markets), and a positive foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Color cosmetics sales growth of $51.4, primarily due to the continued success of Rimmel Manhattan which saw continued brand innovation, such as Lasting Finish foundation and Thrill Seeker mascara, and Risque due to strong category momentum in Brazil and positive pricing impact, despite a category slowdown in the US;
•Mass fragrance sales growth of $46.3, due to the continued success from the re-launch of David Beckham Instinct in the current period and success of Bruno Banani; and
•Skin and body care sales growth of $44.6, due to the continued success of Brazilian brands Monange, Bozzano, and Paixao benefiting from strong category momentum and positive pricing impact. This growth was partially offset by lower sales volume for adidas primarily as a result of category slowdown in China which resulted in higher trade inventory levels.

In fiscal 2023, net revenues in the Consumer Beauty segment increased 5%, or $97.1, to $2,133.6 from $2,036.5 in fiscal 2022. Excluding net revenue from the second half of the prior period from Russia, net revenues increased 6% or $107.8 to $2,133.6 from $2,025.8, reflecting a positive price and mix impact of 10% (primarily due to the positive pricing impact as a result of global price increases) partially offset by a negative foreign currency exchange translation impact of 4%. The increase in net revenues primarily reflects:
•Color cosmetics sales growth of $59.1, resulting from Covergirl due to positive pricing impact and higher sell-out resulting in lower returns and markdowns in the U.S., and Rimmel Manhattan due to brand innovation and positive price and mix impact in major European markets, such as Germany, Austria, Switzerland, as well as Australia.
•Skin and body care sales growth of $53.3, resulting from growth of brands in Brazil due to strong category momentum and positive product mix impact within our Brazilian brands’ portfolio, as well as due to innovation in brands such as Monange and market share gains for Paixao.

COST OF SALES
In fiscal 2024, cost of sales increased 9%, or $172.0, to $2,178.8 from $2,006.8 in fiscal 2023. Cost of sales as a percentage of net revenues decreased to 35.6% in fiscal 2024 from 36.1% in fiscal 2023 resulting in a gross margin percentage increase of approximately 50 basis points, primarily reflecting:
(i)approximately 80 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 50 basis points related to decreased freight costs.
These increases were partially offset by:
(i)approximately 50 basis points related to an increase in excess and obsolescence costs across various subcategories within the Prestige and Consumer Beauty product portfolios; and
(ii)approximately 30 basis points related to an increase in designer license fees due to licensed Prestige brands comprising a larger portion of overall net revenues in the current period as well as favorable royalty activity in the prior period, which did not reoccur in the current period.
The above reflects a positive impact from pricing net of inflation of approximately 160 basis points.
In fiscal 2023, cost of sales increased 4%, or $71.6, to $2,006.8 from $1,935.2 in fiscal 2022. Cost of sales as a percentage of net revenues decreased to 36.1% in fiscal 2023 from 36.5% in fiscal 2022 resulting in a gross margin percentage increase of approximately 40 basis points primarily reflecting:
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In fiscal 2024, selling, general and administrative expenses increased 12%, or $344.1, to $3,162.4 from $2,818.3 in fiscal 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 51.7% in fiscal 2024 from 50.7% in fiscal 2023, or approximately 100 basis points. This increase was primarily due to:
(i)220 basis points due to a decrease in net gains in the current period compared to the prior year related to the early termination of the Lacoste license;
(ii)40 basis points due to an increase in bad debt expense as a percentage of net revenues.
These increases were partially offset by the following decreases:
(i)100 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO;
(ii)30 basis points due to a decrease in logistics costs as a percentage of net revenues; and
(iii)30 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.
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
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
In fiscal 2024, operating income from continuing operations was $546.7 compared to income of $543.7 in fiscal 2023. Operating income as a percentage of net revenues, worsened to 8.9% in fiscal 2024 as compared to Operating income as a percentage of net revenues of 9.8% in fiscal 2023. The worsened operating margin is largely driven by gains from the early termination of the Lacoste license in the prior year (approximately 200 basis points), higher restructuring costs as a percentage of net revenues (approximately 70 basis points), partially offset by lower stock-based compensation expense (approximately 100 basis points) primarily related to a reduction in expense recognize in connection with grants made to the CEO, lower cost of sales as a percentage of net revenues (approximately 50 basis points), lower amortization expense as a percentage of net revenues (approximately 30 basis points), and lower fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to non-people costs. In addition, the greater proportion of Consumer Beauty net revenues, including a greater proportion of revenues from our Brazilian business were from lower margin Brazil brands, compared to the prior year, negatively impacted our consolidated operating income margin.
In fiscal 2023, operating income from continuing operations was $543.7 compared to income of $240.9 in fiscal 2022. Operating income as a percentage of net revenues, improved to 9.8% in fiscal 2023 as compared to Operating income as a percentage of net revenues of 4.5% in fiscal 2022. The improved operating margin is largely driven by lower fixed costs as a percentage of net revenues (approximately 150 basis points) primarily due to lower depreciation expense related to fully depreciated IT equipment, lower stock-based compensation as a percentage of net revenues (approximately 130 basis points) primarily related to a reduction in expense recognized in connection with a prior year’s grant made to the CEO, lower advertising and consumer promotional spending as a percentage of net revenues (approximately 100 basis points) primarily due to a reduction in working media, and a decrease in asset impairment charges as a percentage of net revenues (approximately 60 basis points) related to the impairment of indefinite-lived intangibles recorded in the prior period. In addition, despite a higher proportion of Consumer Beauty sales from lower margin Brazil brands in fiscal 2023 compared to the prior year, a greater proportion of higher margin Prestige product sales in 2023 positively benefited our consolidated gross margin and operating income.
Operating Income (Loss) by Segment

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Operating income (loss) from continuing operations
Prestige	$580.7	$483.7	$367.2	20%	32%
Consumer Beauty	89.3	63.3	9.5	41%	>100%
Corporate	(123.3)	(3.3)	(135.8)	<(100%)	98%
Total	$546.7	$543.7	$240.9	1%	>100%
Prestige
In fiscal 2024, operating income for Prestige was $580.7 compared to income of $483.7 in fiscal 2023. Operating margin improved to 15.1% of net revenues in fiscal 2024 as compared to 14.1% in fiscal 2023, driven primarily by lower amortization expense as a percentage of net revenues (approximately 40 basis points), lower cost of sales as a percentage of net revenues (approximately 40 basis points), lower fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to non-people costs.

In fiscal 2023, operating income for Prestige was $483.7 compared to income of $367.2 in fiscal 2022. Operating margin improved to 14.1% of net revenues in fiscal 2023 as compared to 11.2% in fiscal 2022, driven primarily by lower fixed costs as a percentage of net revenues (approximately 110 basis points) primarily due to lower depreciation expense related to fully depreciated technology equipment, lower cost of goods sold as a percentage of net revenues (approximately 60 basis points) and lower amortization expense as a percentage of net revenues (approximately 60 basis points) mainly due to the certain definite-lived intangible assets reaching the end of their useful lives.
Consumer Beauty
In fiscal 2024, operating income for Consumer Beauty was $89.3 compared to income of $63.3 in fiscal 2023. Operating margin improved to 4.0% of net revenues in fiscal 2024 as compared to 3.0% in fiscal 2023, primarily driven by lower advertising and consumer promotion expense as a percentage of net revenues (approximately 30 basis points) primarily due to lower spend in offline consumer engagement and lower transactional foreign exchange losses as a percentage of net revenues (approximately 30 basis points).
In fiscal 2023, operating income for Consumer Beauty was $63.3 compared to income of $9.5 in fiscal 2022. Operating margin improved to 3.0% of net revenues in fiscal 2023 as compared to 0.5% in fiscal 2022, driven by lower advertising and consumer promotional costs as a percentage of net revenues (approximately 90 basis points) primarily due to lower depreciation expense on promotional fixtures as a result of fewer fixtures being installed during the COVID-19 pandemic, a decrease in impairment charges as a percentage of net revenues (approximately 150 basis points) related to the impairment of indefinite-lived intangibles recorded in the prior period, and lower fixed costs as a percentage of net revenues (approximately 130 basis points) primarily due to lower depreciation expense as a percentage of net revenues.
Corporate
Corporate primarily includes expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
Operating loss for Corporate was $123.3, $3.3 and $135.8 in fiscal 2024, 2023 and 2022, respectively, as described under “Adjusted Operating Income” below. The operating loss of $123.3 in fiscal 2024 declined in comparison to the prior year primarily due to the gain recognized due to the early termination of the Lacoste fragrance license in the prior period ($104.4) lower stock based compensation ($47.1 reduction in expense) primarily related to a reduction in expense recognized in connection with grants made to the CEO, partially offset by an increase in restructuring and business realignment costs ($42.9 increase in expense).
The operating loss of $3.3 in fiscal 2023 includes stock-based compensation ($135.9), partially offset by gains related to the early termination of the Lacoste fragrance license ($104.4), gains related to the market exit in Russia (approximately $17.0), and gains on sale of real estate ($4.9)
The operating loss of $135.8 in fiscal 2022 includes stock-based compensation ($195.5), costs related to the Russia market exit ($45.9), restructuring and other business realignment costs ($4.7), acquisition and divestiture related costs ($14.7), partially offset by a gains on the sale of real estate ($115.5) and gains from sale of brand assets ($9.5).

Continuing Operations by Segment
We believe that adjusted operating income (loss) from continuing operations by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income (loss) to Adjusted operating income is presented below, by segment:

	Year Ended June 30, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$580.7	$153.7	$734.4
Consumer Beauty	89.3	39.7	129.0
Corporate	(123.3)	123.3	—
Total	$546.7	$316.7	$863.4

	Year Ended June 30, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$483.7	$151.4	$635.1
Consumer Beauty	63.3	40.4	103.7
Corporate	(3.3)	3.3	—
Total	$543.7	$195.1	$738.8

	Year Ended June 30, 2022
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Adjusted operating income (loss) from continuing operations
Prestige	$367.2	$162.9	$530.1
Consumer Beauty	9.5	75.9	85.4
Corporate	(135.8)	135.8	—
Total	$240.9	$374.6	$615.5

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
Adjusted operating income and adjusted EBITDA provide investors with supplementary information relating to our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported operating loss to adjusted operating income (loss) is presented below:

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Net income	$109.4	$523.2	$262.0	(79%)	100%
Net income margin	1.8%	9.4%	4.9%
Provision (benefit) for income taxes	$95.1	$181.6	$164.8	(48%)	10%
Income before income taxes	$204.5	$704.8	$426.8	(71%)	65%
Interest expense, net	$252.0	$257.9	$224.0	(2%)	15%
Other expense (income), net	$90.2	$(419.0)	$(409.9)	>100%	(2%)
Reported operating income	$546.7	$543.7	$240.9	1%	>100%
% of Net revenues	8.9%	9.8%	4.5%
Amortization expense	193.4	191.8	207.4	1%	(8%)
Restructuring and other business realignment costs	36.6	(6.3)	4.7	>100%	<(100%)
Stock-based compensation	88.8	135.9	195.5	(35%)	(30%)
Costs related to acquisition and divestiture activities	—	—	14.7	N/A	(100%)
Asset impairment charges	—	—	31.4	N/A	(100%)
Early license termination/brand asset sale and market exit costs	(0.5)	(121.4)	36.4	100%	<(100%)
Gains on sale of real estate	(1.6)	(4.9)	(115.5)	67%	96%
Total adjustments to reported operating income	316.7	195.1	374.6	62%	(48)%
Adjusted operating income	$863.4	$738.8	$615.5	17%	20%
% of Net revenues	14.1%	13.3%	11.6%
Adjusted depreciation	227.7	234.0	289.8	(3%)	(19)%
Adjusted EBITDA	$1,091.1	$972.8	$905.3	12%	7%
% of Revenues	17.8%	17.5%	17.1%	1.7%	2.3%
In fiscal 2024, adjusted operating income was $863.4 compared to income of $738.8 in fiscal 2023. Adjusted operating margin increased to 14.1% of net revenues in fiscal 2024 as compared to 13.3% in fiscal 2023. In fiscal 2024, adjusted EBITDA was $1,091.1 compared to $972.8 in fiscal 2023. Adjusted EBITDA margin increased to 17.8% of net revenues in 2024 as compared to 17.5% in fiscal 2023.
In fiscal 2023, adjusted operating income was $738.8 compared to an income of $615.5 in fiscal 2022. Adjusted operating margin increased to 13.3% of net revenues in fiscal 2023 as compared to 11.6% in fiscal 2022. In fiscal 2023, adjusted EBITDA was $972.8 compared to $905.3 in fiscal 2022. Adjusted EBITDA margin increased to 17.5% of net revenues in 2023 as compared to 17.1% in fiscal 2022.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Reported operating income	$580.7	$483.7	$367.2	20%	32%
Reported operating income margin	15.1%	14.1%	11.2%
Amortization expense	153.7	151.4	162.9	2%	(7)%
Total adjustments to reported operating income	$153.7	$151.4	$162.9	2%	(7)%
Adjusted operating income	$734.4	$635.1	$530.1	16%	20%
Adjusted operating income margin	19.0%	18.6%	16.2%
Adjusted depreciation	105.2	110.5	138.7	(5)%	(20)%
Adjusted EBITDA	$839.6	$745.6	$668.8	13%	11%
Adjusted EBITDA margin	21.8%	21.8%	20.5%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Reported operating income	$89.3	$63.3	$9.5	41%	>100%
Reported operating income margin	4.0%	3.0%	0.5%
Amortization expense	39.7	40.4	44.5	(2)%	(9)%
Asset impairment charges	—	—	31.4	N/A	(100)%
Total adjustments to reported operating income	$39.7	$40.4	$75.9	(2)%	(47)%
Adjusted operating income	$129.0	$103.7	$85.4	24%	21%
Adjusted operating income margin	5.7%	4.9%	4.2%
Adjusted depreciation	122.5	123.5	151.1	(1)%	(18)%
Adjusted EBITDA	$251.5	$227.2	$236.5	11%	(4)%
Adjusted EBITDA margin	11.1%	10.6%	11.6%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Reported operating loss	$(123.3)	$(3.3)	$(135.8)	<(100%)	98%
Reported operating (loss) margin	—%	—%	—%
Restructuring and other business realignment costs	$36.6	$(6.3)	$4.7	>100%	<(100%)
Stock-based compensation	$88.8	$135.9	$195.5	(35)%	(30)%
Costs related to acquisition and divestiture activities	$—	$—	$14.7	N/A	(100)%
Early license termination/brand asset sale and market exit costs	$(0.5)	$(121.4)	$36.4	100%	<(100%)
Gains on sale of real estate	$(1.6)	$(4.9)	$(115.5)	67%	96%
Total adjustments to reported operating income	$123.3	$3.3	$135.8	>100%	(98)%
Adjusted operating loss	$—	$—	$—	N/A	N/A
Adjusted operating income margin	—%	—%	—%
Adjusted depreciation	—	—	—	N/A	N/A
Adjusted EBITDA	$—	$—	$—	N/A	N/A
Adjusted EBITDA margin	—%	—%	—%

Amortization Expense
In fiscal 2024, amortization expense increased to $193.4 from $191.8 in fiscal 2023.
In fiscal 2023, amortization expense decreased to $191.8 from $207.4 in fiscal 2022. The decrease was primarily driven by certain license and collaboration agreements, which fully amortized in early fiscal 2023 and fiscal 2022.
Restructuring and Other Business Realignment Costs
We incurred $521.3 of cash costs life-to-date related to our previously announced and substantially completed Transformation Plan as of June 30, 2024, which have been recorded in Corporate. In addition, we continue to analyze our cost structure and evaluate opportunities to streamline operations through a range of other cost reduction activities (“Current Restructuring Actions”).
In fiscal 2024, we incurred restructuring and other business structure realignment costs of $36.6, as follows:
•We incurred restructuring costs of $36.7, primarily related to the Current Restructuring Actions, included in the Consolidated Statements of Operations and
•We incurred a credit in business structure realignment costs of $(0.1) which is reported in selling, general and administrative expenses.
In fiscal 2023, we incurred a credit in restructuring and other business structure realignment costs of $(6.3), as follows:
•We incurred a credit in restructuring costs of $(6.5) primarily related to the Transformation Plan, included in the Consolidated Statements of Operations and
•We incurred business structure realignment costs of $0.2 primarily related to our Transformation Plan. This amount includes $0.9 reported in cost of sales in the Consolidated Statement of Operations, and a credit of $(0.7) reported in selling, general and administrative expenses.
In fiscal 2022, we incurred restructuring and other business structure realignment costs of $4.7, as follows:
•We incurred a credit in restructuring costs of $(6.5) primarily related to the Transformation Plan, included in the Consolidated Statements of Operations. Included within the credit in restructuring costs is $(6.3) related to employee severances in connection with our exit of Russia; and

•We incurred business structure realignment costs of $11.2 primarily related to our Transformation Plan and certain other programs. This amount includes $11.6 reported in cost of sales due to an increase in accelerated depreciation as part of Transformation Plan, and a credit of $(0.4) reported included in selling, general and administrative expenses in the Consolidated Statement of Operations.
In all reported periods, all restructuring and other business realignment costs were reported in Corporate.
Stock-based compensation
In fiscal 2024, stock-based compensation was $88.8 as compared with $135.9 in fiscal 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
In fiscal 2023, stock-based compensation was $135.9 as compared with $195.5 in fiscal 2022. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO.
In all reported periods, all costs related to stock-based compensation were reported in Corporate.
Acquisition- and divestiture-related costs
In fiscal 2024 and 2023, we incurred no costs related to acquisition- and divestiture-activities.
In fiscal 2022, we incurred $14.7 of acquisition- and divestiture-related costs which were associated with the Wella Transaction.
In all reported periods, all acquisition- and divestiture-related costs were reported in Corporate, except where otherwise noted.
Asset Impairment Charges
In fiscal 2024 and 2023, we did not incur any asset impairment charges.
In fiscal 2022, we incurred $31.4 of asset impairment charges related to the impairment of indefinite-lived intangibles in connection with our decision to exit Russia, all of which was reported in Consumer Beauty.
For further detail as to the factors resulting in the asset impairment charges, see Note 11 —Goodwill and Other Intangible Assets, net to the Consolidated Financial Statements.
Early License Termination/Brand Asset Sale and Market Exit Costs
In fiscal 2024, we recognized a gain of $(0.5) related to the early termination of a license and our decision to wind down our business in Russia.
In fiscal 2023, we recognized gains of $(121.4) related to the early termination of a license and our decision to wind down our business in Russia.
In fiscal 2022, we incurred costs of $36.4 related to our decision to wind down our business operations in Russia and the sale of brand assets.
Gains on Sale of Real Estate
In fiscal 2024, we recognized gains of $1.6 related to sale of real estate, which was reported in Corporate.
In fiscal 2023, we recognized gains of $4.9 related to sale of real estate, which was reported in Corporate.
In fiscal 2022, we recognized gains of $115.5 related to the sale of real estate, which was reported in Corporate.
INTEREST EXPENSE, NET
Net interest expense was $252.0, $257.9, and $224.0 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. In fiscal year 2024, the decrease in interest expense is primarily due to lower debt balances in the current period despite higher interest rates. In fiscal year 2023, the increase in interest expense is primarily due to the impact of a higher average interest rate despite lower debt balances compared to the previous year.
OTHER EXPENSE (INCOME), NET
In fiscal 2024, net other expense was $90.2, was principally comprised of net losses on forward repurchase contracts of $124.2, partially offset by a favorable adjustment for the unrealized gain in the Wella investment of $25.0.
In fiscal 2023, net other income was $419.0, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $230.0 and unrealized gain on forward repurchase contracts of $196.9 partially offset by associated fees of $28.2.

In fiscal 2022, net other income was $409.9, primarily related to a favorable adjustment for the unrealized gain in the Wella investment of $403.9.
INCOME TAXES
The following table presents our (benefit) provision for income taxes, and effective tax rates for the periods presented:

	2024	2023	2022
Provision (benefit) for income taxes	$95.1	$181.6	$164.8
Effective income tax rate	46.5%	25.8%	38.6%
The 20.7% increase in the effective tax rate in fiscal 2024 from fiscal 2023 was primarily driven by the following items:
•a 17.6% increase from an increase in valuation allowances recorded primarily on interest expense carryforwards;
•a 13.5% increase due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021;
•an 11.8% increase from the revaluation of our deferred tax liabilities due to a tax rate increase enacted in Switzerland; and
•an 11.7% increase in the foreign tax rate differential impact primarily due to lower fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
These increases were partially offset by the following decreases:
•an 18.5% decrease as a result of the issuance of non-refundable income tax credits received from the Swiss Tax Authorities of $97.1. The Company recorded a benefit for the tax credit of $37.8, net of a valuation allowance; and
•a 12.2% decrease from a reduction of foreign tax audits due to the settlement of foreign tax audits.

The 12.8% decrease in the effective tax rate in fiscal 2023 from fiscal 2022 was primarily driven by the following items:
•a 6.6% decrease in tax costs associated with the Company’s exit from Russia in the prior year;
•a 6.6% decrease from a reduction in permanent differences related to non-deductible expenses and non-deductible foreign exchange losses;
•a 4.8% decrease as a result of the reduction in the amount of non-deductible executive stock compensation;
•a 3.0% decrease from a gain on the disposition of business assets (real estate) in the prior period; and
•a 1.9% decrease from a foreign exchange loss recognized on the repatriation of funds in the current year that were previously taxed.
These decreases were partially offset by the following increases:
•a 7.1% increase in unrecognized tax benefits due to the impact of increasing U.S. taxation of foreign sourced income; and
•a 2.4% increase in foreign tax rate differential impact primarily due to lower fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
The Company has significant income in jurisdictions such as Germany, Netherlands, France, and Spain which have statutory tax rates higher than the U.S. Federal statutory rate of 21%. The impact of the foreign earnings in higher taxed jurisdictions coupled with U.S. losses at the statutory tax rate of 21% increases the Company’s effective tax rate. This jurisdictional mix is expected to have a continuing impact on the effective tax rate.
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

Reconciliation of Reported Income (Loss) Before Income Taxes to Adjusted Income (Loss) Before Income Taxes and Effective Tax Rates from Continuing Operations:

	Year Ended June 30, 2024			Year Ended June 30, 2023			Year Ended June 30, 2022
(in millions)	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/ income before income taxes	(Benefit) provision for income taxes	Effective tax rate	(Loss)/income before income taxes	(Benefit)provision for income taxes	Effective tax rate
Reported income before income taxes	$204.5	$95.1	46.5%	$704.8	$181.6	25.8%	$426.8	$164.8	38.6%
Adjustments to reported operating income (loss) (a)	316.7			195.1			374.6
Change in fair value of investment in Wella Business (d)	(25.0)			(230.0)			(403.9)
Other adjustments (e)	(2.4)			0.2			(2.4)
Total Adjustments (b)(c)	289.3	$35.6		(34.7)	(4.5)		(31.7)	(55.3)
Adjusted income before income taxes	$493.8	$130.7	26.5%	$670.1	$177.1	26.4%	$395.1	$109.5	27.7%

(a)See a description of adjustments under “Adjusted Operating Income (Loss) for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax benefit/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. In connection with our decision to wind down our operations in Russia, we recognized tax charges related to certain direct incremental impacts of our decision, which are reflected in this amount, in fiscal 2024, fiscal 2023 and fiscal 2022.
(c) In fiscal 2024, the total tax impact on adjustments includes a tax expense of $27.6 due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021. The total tax impact on adjustments also includes a tax benefit of $1.1, $0.4 and tax expense of $24.1 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, recorded as the result of the Company’s exit from Russia.
(d)The amount represents the realized and unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(e)See “Reconciliation of Reported Net Income (Loss) Attributable to Coty Inc. to Adjusted Net Income (Loss) Attributable to Coty Inc.”
The adjusted effective tax rate was 26.5% compared to 26.4% in the prior-year period. The differences were primarily due to an increase in valuation allowances recorded primarily on interest expense carryforwards and the tax impact of the revaluation of the Company’s deferred tax liabilities due to a tax rate increase enacted in Switzerland offset by a tax benefit recorded as a result of the issuance of non-refundable income tax credits received from the Swiss Tax Authorities and a reduction of unrecognized tax benefits due to the settlement of foreign tax audits. Cash paid during the years ended June 30, 2024, 2023 and 2022, for income taxes was $172.6, $58.6 and $97.2, respectively.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
In fiscal 2024, net income attributable to Coty Inc. was $89.4 compared to income of $508.2 in fiscal 2023. The net income increase was primarily driven by losses from forward repurchase contracts of $124.2 compared to gains of $168.7 in the prior year and a lower favorable adjustment of $205.0 related to the unrealized gain in the Wella investment in the current year.
In fiscal 2023, net income attributable to Coty Inc. was $508.2 compared to income of $259.5 in fiscal 2022. The net income increase was primarily driven by higher operating income in the current year, a favorable adjustment of $230.0 related to the realized and unrealized gain in the Wella investment in the current year, and the loss on sale of the Wella Business, which was recorded in the comparative period, partially offset by a provision for income taxes in the current year compared to income tax benefit in the prior year.

ADJUSTED NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
We believe that adjusted net income (loss) attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Year Ended June 30,			Change %
(in millions)	2024	2023	2022	2024/2023	2023/2022
Net income (loss) from Coty Inc. net of noncontrolling interests	$89.4	$508.2	$259.5	(82%)	96%
Convertible Series B Preferred Stock dividends (a)	(13.2)	(13.2)	(198.3)	—%	93%
Reported net income (loss) attributable to Coty Inc.	76.2	495.0	61.2	(85%)	>100%
Adjustments to reported operating income (b)	316.7	195.1	374.6	62%	(48%)
Adjustments to Loss on Sale of Business	—	—	(6.1)	N/A	100%
Change in fair value of investment in Wella Business (c)	(25.0)	(230.0)	(403.9)	89%	43%
Adjustments to other expense (income) (d)	(2.4)	0.2	(2.4)	<(100%)	>100%
Adjustments to noncontrolling interest (e)	(6.8)	(6.9)	(7.0)	1%	1%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(35.6)	4.5	55.7	<(100%)	(92%)
Adjustment for deemed Series B Preferred Stock dividends related to the First and Second Exchanges	—	—	160.0	N/A	(100%)
Adjusted net income attributable to Coty Inc.	$323.1	$457.9	$232.1	(29%)	97%
% of Net revenues	5.3%	8.2%	4.4%
Per Share Data
Adjusted weighted-average common shares
Basic	874.4	849.0	820.6
Diluted (a)(f)	883.4	862.8	834.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.37	$0.54	$0.28
Diluted (a)(f)	$0.37	$0.53	$0.28

(a)Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock and the Forward Repurchase Contracts, if applicable. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends and the impact of fair market value (gains)/losses for contracts with the option to settle in shares or cash, if dilutive, on net income applicable to common stockholders during the period.
(b)See a description of adjustments under “Adjusted Operating Income (Loss) from Continuing Operations for Coty Inc.”
(c)In fiscal 2024, 2023, and 2022, the amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)In fiscal 2024, the amount includes recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. In fiscal 2023, the amount includes the amortization of basis differences in certain equity method investments and pension curtailment gains. In fiscal 2022, the amount includes a net gain on the exchange of Series B Preferred Stock partially offset by the amortization of basis differences in certain equity method investments and pension curtailment losses.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in Net (loss) income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Consolidated Statements of Operations.
(f)As of June 30, 2024, 2023 and 2022, 23.7 million dilutive shares of Convertible Series B Preferred Stock were excluded in the computation of adjusted weighted-average diluted shares because their effect would be anti-dilutive.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the periods ended June 30, 2024. We have prepared the quarterly consolidated statements of operations data on a basis consistent with the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

Condensed Consolidated Statements of Operations Data:	Fiscal 2024				Fiscal 2023
	Three Months Ended				Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2024	2024	2023	2023	2023	2023	2022	2022

Net revenues	$1,363.4	$1,385.6	$1,727.6	$1,641.4	$1,351.6	$1,288.9	$1,523.6	$1,390.0
Gross profit	875.4	897.8	1,124.1	1,041.9	849.5	810.8	998.3	888.7
Restructuring costs	1.7	0.9	5.7	28.4	(1.1)	(1.3)	(2.9)	(1.2)
Operating income (loss)	34.7	77.8	236.7	197.5	129.0	43.5	199.3	171.9
Interest expense, net	61.7	60.4	60.1	69.8	72.2	58.8	61.0	65.9
Income (Loss) from continuing operations before income taxes	(107.4)	3.4	257.4	51.1	78.8	141.6	280.2	204.2
Provision (benefit) for income taxes	(11.8)	(5.4)	71.4	40.9	43.3	29.8	38.8	69.7
Net (loss) income from continuing operations	(95.6)	8.8	186.0	10.2	35.5	111.8	241.4	134.5
Net (loss) income attributable to noncontrolling interests	1.3	2.4	0.5	1.1	(1.4)	1.0	(1.4)	—
Net income attributable to redeemable noncontrolling interests	—	2.6	4.6	7.5	4.0	2.4	4.5	5.9
Net (loss) income attributable to Coty Inc.	$(96.9)	$3.8	$180.9	$1.6	$32.9	$108.4	$238.3	$128.6
Amounts attributable to Coty Inc. common stockholders:
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)	(3.3)
Net (loss) income from continuing operations attributable to common stockholders	(100.2)	0.5	177.6	(1.7)	29.6	105.1	235.0	125.3
Net (loss) income attributable to common stockholders	$(100.2)	$0.5	$177.6	$(1.7)	$29.6	$105.1	$235.0	$125.3
Per Share Data:
Weighted-average common shares:
Basic	867.9	883.1	892.8	854.3	852.0	851.6	850.8	842.0
Diluted (a)	867.9	892.0	922.8	854.3	864.7	865.2	886.8	882.2
Dividends declared per common share	$—	$—	$—	$—	$—	$—	$—	$—
Net (loss) income attributable to Coty Inc. per common share:
Basic for Coty Inc	$(0.12)	$—	$0.20	$—	$0.03	$0.12	$0.28	$0.15
Diluted for Coty Inc.	$(0.12)	$—	$0.20	$—	$0.03	$0.12	$0.27	$0.15

(a)The outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock, RSUs and Convertible Series B Preferred Stock were excluded in the computation of diluted shares when their effect would be antidilutive.

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
We remain focused on deleveraging our balance sheet using cash flows generated from our operations. We continue to take steps to permanently reduce our debt, in order to reduce interest costs and improve our long term profitability and cash flows. In addition, our 25.84% investment in Wella gives us the opportunity for further permanent debt reductions, when our equity position is fully or partially divested. The timing of any future divestiture of our Wella stake will depend on a combination of factors including market conditions and the decisions of KKR, the majority owner of Wella.
We have substantially completed the exit of our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time. We anticipate that we will incur future net cash costs of $10.0 to $15.0, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
The impact of inflation on material, logistical and other costs subsided during fiscal year 2024, which was primarily driven by a significant easing during the second and third quarters. Inflation may continue to impact certain costs, such as labor, however, we currently anticipate the overall impact of inflation to remain muted. Additionally, through steps taken to improve order fill rates and mitigate the impact of supply chain constraints, we have seen improvements in our order fill rates on a company-wide basis. As a result, in fiscal year 2024 we achieved close to pre-COVID-19 service levels across our divisions.

Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt.
We have taken action to reduce variability in our interest payments including completely paying down variable interest rate debt outstanding under our 2018 Coty Term B Facility and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our long-term debt outstanding as of June 30, 2024 is fixed rate debt, and all floating-to-fixed interest rate swaps have been terminated.
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
In the fourth quarter of fiscal 2024, we issued an aggregate principal amount of €500.0 million of 4.50% senior secured notes due 2027 ("2027 Euro Senior Secured Notes") in a private offering. The net proceeds received of €493.7 million in connection with this offering were utilized to redeem the remaining $323.0 of existing 2026 Dollar Notes. Coty used a combination of proceeds from the issuance and cash on hand to pay fees and expenses associated with this offering.

We expect to continue to take actions to improve the maturity mix of our debt from time to time as market conditions permit.

See Note 14—Debt in the notes to our Consolidated Financial Statements for additional information on our debt arrangements and prior period credit agreements, as well as definitions of capitalized terms.

Equity Offering
On September 28, 2023, we entered into an agreement with a group of underwriters to issue and sell 33.0 million shares of our Class A common stock, par value $0.01 per share (see Note 21—Equity and Convertible Preferred Stock for additional information). We used proceeds of approximately $348.4, net of underwriting fees, from this offering primarily to retire the principal amount of outstanding debt. Other uses included general corporate purposes, such as strategic investments in the business, working capital and capital expenditures. Settlement of the Offering occurred on October 2, 2023.
Share Repurchases
In connection with our Share Repurchase Program, we entered into forward repurchase contracts in June 2022, December 2022, and November 2023 with three large financial institutions to hedge for $200.0, and a potential $196.0 and $294.0 of share repurchases in 2024, 2025 and 2026, respectively.
We physically settled the June 2022 forward repurchase contracts by delivering approximately $200.0 cash in exchange for 27.0 million shares of our Class A Common Stock during the third quarter of fiscal 2024. The forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $42.6.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $195.3 and $202.9 as of June 30, 2024 and 2023, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,534.3 and $1,579.2 in fiscal 2024 and 2023, respectively. Remaining balances due from factors amounted to $10.0 and $14.2 as of June 30, 2024 and 2023, respectively.
Other Developments
We ended a previously existing distribution arrangement with Wella related to transition services for Wella Brazil in the third quarter of fiscal 2024, resulting in a net positive cash impact of approximately $35.0 during the nine months ended March 31, 2024 related to reimbursements for working capital financed by Coty since the separation of the Wella business.

Cash Flows

	Year Ended June 30,
(in millions)	2024	2023	2022
Consolidated Statements of Cash Flows Data (a):
Net cash provided by operating activities	$614.6	$625.7	$726.6
Net cash (used in) provided by investing activities	(226.2)	(118.2)	269.7
Net cash used in financing activities	(336.7)	(469.3)	(1,034.0)

(a) Balances presented herein represent the cash flows of Coty Inc.
Net cash provided by operating activities
Net cash provided by operating activities was $614.6, $625.7 and $726.6 for fiscal 2024, 2023 and 2022, respectively.
The decrease in cash provided by operating activities of $11.1 in fiscal 2024 as compared with fiscal 2023 is primarily the result of a negative impact from changes in accounts payable due to the timing of payments and mix of vendor terms, higher cash outflows from the timing of income tax related payments and changes in trade receivables reflecting higher net revenues with an unfavorable customer mix and decreases from lower factoring. These decreases were partially offset by higher year over year impacts from all other net working capital accounts which include a positive impact from inventory levels returning closer to normal compared to the prior year when inventory levels reflected increased safety stock to mitigate supply chain constraints. Net working capital accounts in the current year were also positively impacted by a net inflow of $35.0 as a reimbursement from Wella for working capital financed by Coty since the separation from the Wella business.

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
Net cash (used in) provided by investing activities
Net cash (used in) provided by investing activities was $(226.2), $(118.2) and $269.7 for fiscal 2024, 2023 and 2022, respectively.
The increase in cash used in investing activities of $108.0 in fiscal 2024 as compared with fiscal 2023 was primarily due to lower current year proceeds related to the early termination of the Lacoste license agreement and proceeds from sale of other long-term assets combined with the impact of an increase in capital expenditures. The year over year increases in cash used in investing activities were partially offset by the current year collection of contingent consideration.

The decrease in cash flows provided by investing activities of $387.9 in fiscal 2023 as compared with fiscal 2022 was mainly attributable to the prior year cash received from return of capital from one of our equity investments which did not reoccur during fiscal 2023. Additionally, the prior year included higher proceeds from the sales of long-lived assets and the positive impact from the receipt of contingent proceeds related to the Wella Business tax credits partially offset with higher capital expenditures in the current year.
Net cash used in financing activities
Net cash used in financing activities was $(336.7), $(469.3) and $(1,034.0) for fiscal 2024, 2023 and 2022, respectively.
The decrease in cash used in financing activities of $132.6 in fiscal 2024 as compared to fiscal 2023 was primarily driven by the current year net proceeds from the issuance of Class A Common Stock in connection with the global offering and lower cash payments related to the Company’s financing related foreign currency contracts in the current year compared to the prior year. The decrease in cash used in financing activities was partially offset by higher outflows in the current year related to the Company’s forward repurchase contracts, higher current year net repayments as a result of current year debt related activity, as well as higher payments year over year for the associated deferred financing fees.

The decrease in cash used in financing activities of $564.7 in fiscal 2023 as compared to fiscal 2022 was primarily driven by higher cash outflows in the prior year for net paydowns of the Company's revolving credit facility and other long term debt balances as well, as higher payments of deferred financing fees, and higher dividend payments on Series B Preferred Stock. Additionally, lower cash payments in the current year for the settlement of foreign currency contracts contributed to the overall decrease in use of cash but were partially offset by cash payments related to the Company's forward repurchase contracts.
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
Dividends on the Convertible Series B Preferred Stock are payable in cash, or by increasing the amount of accrued dividends on Convertible Series B Preferred Stock, or any combination thereof, at the sole discretion of the Company. We expect to pay such dividends in cash on a quarterly basis, subject to the declaration thereof by our Board of Directors. The terms of the Convertible Series B Preferred Stock restrict our ability to declare cash dividends on our common stock until all accrued dividends on the Convertible Series B Preferred Stock have been declared and paid in cash. During the twelve months ended June 30, 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $13.2, of which $9.9 was paid during fiscal 2024 and $3.3 was paid in July 2024.
For additional information on our dividends and dividend policy, respectively, see Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements and Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.
Treasury Stock - Share Repurchase Program
For additional information on our Share Repurchase Program, see Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments are presented below as of June 30, 2024.

(in millions)	Total	Payments Due in Fiscal					Thereafter
		2025	2026	2027	2028	2029
Long-term debt obligations	$3,909.4	$—	$1,590.8	$534.3	$—	$1,034.3	$750.0
Interest on long-term debt obligations (a)	1,689.1	198.8	207.8	234.1	241.2	256.5	550.7
Operating lease obligations	325.0	68.1	56.0	49.2	37.2	33.2	81.3
License agreements: (b)
Royalty payments	647.5	132.2	114.5	112.1	79.7	42.9	166.1
Other contractual obligations (c)	897.8	750.4	78.6	44.6	24.2	—	—
Other long-term obligations:
Pension obligations (mandated) (d)	14.0	3.1	2.9	2.8	2.7	2.5	—
Total	$7,482.8	$1,152.6	$2,050.6	$977.1	$385.0	$1,369.4	$1,548.1

(a) Interest costs on our debt after consideration of our interest rate swap arrangements are determined based on interest rate forecast and assumptions of the amount of debt outstanding. A 25 basis-point increase in our variable interest rate debt would have increased our interest costs by $35.6 over the term of our long-term debt.
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

The table above excludes obligations for uncertain tax benefits, including interest and penalties, of $200.2 as of June 30, 2024, as we are unable to predict when, or if, any payments would be made. See Note 16—Income Taxes in the notes to our Consolidated Financial Statements for additional information on our uncertain tax benefits.
The table excludes $93.6 of RNCI which is reflected in Redeemable noncontrolling interest in the Consolidated Balance Sheet as of June 30, 2024 related to the 25.0% RNCI in our subsidiary in the Middle East (“Middle East Subsidiary”). Given the provisions of the associated Put and Call rights, RNCI is redeemable outside of our control and is recorded in temporary equity. See Note 20—Redeemable Noncontrolling Interests in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the redemption value of this noncontrolling interest.
The table excludes $142.4 of preferred stock, which is reflected in Convertible Series B Preferred Stock in the Consolidated Balance Sheet as of June 30, 2024. Given the provisions of the associated Put rights, Convertible Series B Preferred Stock is redeemable outside of our control upon certain change of control events and is recorded in temporary equity. See Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion related to the calculation of the Convertible Series B Preferred Stock.

The table excludes amounts related to our remaining forward repurchase contracts. See Note 21—Equity and Convertible Preferred Stock in the notes to our Consolidated Financial Statements for further discussion.
Contingencies
From time to time, our Brazilian subsidiaries receive tax assessments from local, state, and federal tax authorities in Brazil. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$449.0 million (approximately $81.6) as of June 30, 2024. See Note 24—Legal and Other Contingencies for more details on these tax assessments.
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

Foreign Currency Exchange Risk Management
We operate in multiple functional currencies and are exposed to the impact of foreign currency fluctuations. For foreign currency exposures, which primarily relate to receivables, inventory purchases and sales, payables and intercompany loans, derivatives are used to better manage the earnings and cash flow volatility arising from foreign currency exchange rate fluctuations. We recorded net foreign currency (losses) gains of $(18.1), $(32.3) and $3.3 in fiscal 2024, 2023 and 2022, respectively, resulting from non-financing foreign currency exchange transactions which are included in their associated expense type and are included in the Consolidated Statements of Operations. In July 2021, the Company entered into foreign exchange forward contracts to hedge up to 80% of our euro denominated external debt as part of management's strategy to minimize the impact of currency movements on those debt instruments. Net (losses) gains of $(16.5), $(12.2) and $10.0 in fiscal 2024, 2023 and 2022, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Exchange gains or losses are also partially offset through the use of qualified derivatives under hedge accounting, for which we record accumulated gains or losses in Accumulated other comprehensive income until the underlying transaction occurs at which time the gain or loss is reclassified into the respective account in the Consolidated Statements of Operations.
We have experienced and will continue to experience fluctuations in our net income as a result of balance sheet transactional exposures. We use a combination of foreign currency forward contracts and cross currency contracts when necessary to offset these exposures. As of June 30, 2024, in the event of a 10% unfavorable change in the prevailing market rates of hedged foreign currencies versus the U.S. dollar, the change in fair value of all foreign exchange forward contracts would result in a $89.5 decrease in the fair value of these forward contracts, which would be offset by an increase in the underlying foreign currency exposures.
Interest Rate Risk Management
We are exposed to interest rate risk that relates primarily to our indebtedness, which is affected by changes in the general level of the interest rates primarily in the U.S. and Europe. All of our long-term debt outstanding as of June 30, 2024 is fixed rate debt, however, we draw on our revolving credit facility which is subject to variable interest rates, from time to time. We periodically enter into interest rate swap agreements to facilitate our interest rate management activities. We have designated these agreements as cash flow hedges and, accordingly, applied hedge accounting. The effective changes in fair value of these agreements are recorded in AOCI/(L), net of tax, and ineffective portions are recorded in current- period earnings. Amounts in AOCI/(L) are subsequently reclassified to earnings as interest expense when the hedged transactions are settled.
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
We are exposed to changes in interest rates because of certain variable-rate debt discussed in Note 14—Debt. If interest rates had been 10% higher and all other variables were held constant, Income from continuing operations before income taxes in fiscal 2024 would decrease by $2.3.
As of June 30, 2024, we also had fixed-rate senior notes (the “Notes”) outstanding. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.
Equity Investment Risk
Our equity investments are investments in equity securities of privately-held companies without readily determinable fair values, including an investment of approximately $1,085.0 that is valued using the fair value option and approximately $5.6 that is accounted for using the equity method as of June 30, 2024. These investments are subject to a wide variety of market-related risks that could have a material impact on the carrying value of our holdings. We continually evaluate our equity investments in privately-held companies. See Note 12—Equity Investments for additional information.
In addition to the above equity investments, we entered into forward repurchase contracts in December 2022 and November 2023 with three large financial institutions to hedge for potential $196.0 and $294.0 share buyback programs of share repurchases in 2025 and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net within the Consolidated Statements of Operations. Our primary exposure is the movements of our stock price during the contract period, which may be volatile and is likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of our Company or of other peer companies in the industry, market perceptions concerning the macroeconomic, social or political developments, industry conditions, changes in government regulation and the securities market trends. We estimate that an immediate, hypothetical 10% decline in our stock price would result in a $47.6 decrease in the fair value of these forward repurchase contracts and reduce our Income (loss) from continuing operations before income taxes. Any realized gains or losses resulting from such fair value changes would occur if we elect to terminate the forward repurchase contracts prior to or on maturity. Refer to Note 21—Equity and Convertible Preferred Stock.
Credit Risk Management
We attempt to minimize credit exposure to counterparties by generally entering into derivative contracts with counterparties that have an “A” (or equivalent) credit rating. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the fair value of contracts in net asset positions, which totaled $1.5 as of June 30, 2024. Management believes risk of material loss under these hedging contracts is remote.
Inflation Risk
The impact of inflation on material, logistical and other costs subsided during fiscal year 2024. Inflation may continue to impact certain costs, such as labor, however. Although we currently anticipate the overall impact of inflation to remain muted, inflation may negatively impact our business by raising cost and reducing profitability and we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, prospects, financial condition, results of operations, cash flows, as well as the trading price of our securities.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $7.2 and bank guarantees of $18.4 and $16.3 as of June 30, 2024 and 2023, respectively.
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
Revenue Recognition
Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns (estimated based on an analysis of historical experience and position in product life cycle) and various trade spending activities. Trade spending activities represent variable consideration promised to the customer and primarily relate to advertising, product promotions and demonstrations, some of which involve cooperative relationships with customers. The costs of trade spend activities are estimated considering all reasonably available information, including contract terms with the customer, the Company’s historical experience and its current expectations of the scope of the activities, and is reflected in the transaction price when sales are recorded. For additional information on our revenue accounting policies, see Note 2—Summary of Significant Accounting Policies. Returns represented 1%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2024, 2023 and 2022, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represent 9%, 10%, and 10% in fiscal 2024, 2023 and 2022, respectively.
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
Equity Investments

We elected the fair value option to account for its investment in Wella to align with our strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because we estimate the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other expense (income), net within the Consolidated Statements of Operations (see Note 12—Equity Investments).
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
There were no impairments of goodwill at our reporting units in fiscal 2024, 2023 or fiscal 2022.
Based on the annual impairment test performed on May 1, 2024, we determined that the fair value of each of the reporting units exceeded their respective carrying values at that date by approximately 143.6% and 69.9% relating to the Prestige and

Consumer Beauty reporting units, respectively. Consequently, there were no goodwill impairment charges recorded as a result of the annual impairment test performed on May 1, 2024. To determine the fair value of our reporting units, we have used annual revenue growth rates ranging from 3.0%-10.0% and 2.0%-7.8% for the Prestige and Consumer Beauty reporting units, respectively, and a discount rate of 9.5%.
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
The carrying value of our indefinite-lived other intangible assets was $944.6 as of June 30, 2024, and is comprised of trademarks for the following brands: CoverGirl of $327.4, Max Factor of $148.4, Sally Hansen of $158.5, philosophy of $121.8, Bourjois of $36.1 and other trademarks totaling $152.4.
As a result of the May 1, 2022 annual impairment test, total impairments on indefinite-lived other intangible assets of $31.4 were recorded. On May 1, 2024 and 2023, we performed our annual impairment testing of indefinite-lived other intangible assets and determined that no adjustments to carrying values were required.
As of May 1, 2024, we determined that the fair value of our Max Factor and Bourjois trademarks exceeded their carrying values by approximately 4.8% and 5.8%, respectively, using annual revenue growth rates ranging from 2.0%-15.0% and 2.0%-13.5%, respectively, and a discount rate of 10.37%. The fair value of the Max Factor and Bourjois trademarks would fall below their carrying values if the average annual revenue growth rate decreased by approximately 62 and 75 basis points, respectively, or the discount rate increased by 42 basis points and 50 basis points, respectively.
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
During fiscal years 2024, 2023 and 2022, we recorded asset impairment charges of $1.7, $4.3 and $2.4, respectively, to Property and equipment, net and nil, $1.1 and $1.0, respectively to Operating lease right-of-use assets, primarily relating to the abandonment of equipment or leases no longer in use. These impairment charges are primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The Company also records an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its net realizable value, based on product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 9B. Other Information.
During the three months ended June 30, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of the SEC’s Regulation S-K).

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers, employees and contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations (including both U.S. securities laws and the EU Market Abuse Regulation) and the listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information regarding directors is incorporated by reference to the “Directors” and “Corporate Governance” sections of our proxy statement on Schedule 14A for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).
Executive Officers
Information regarding executive officers is incorporated by reference to the “Executive Officers” section of our 2024 Proxy Statement.
Section 16(a) Beneficial Ownership Reporting Compliance
This information is incorporated by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2024 Proxy Statement.
Code of Ethics
This information is incorporated by reference to the “Corporate Governance Guidelines and Code of Business Conduct” section of our 2024 Proxy Statement.
Item 11. Executive Compensation.
This information is incorporated by reference to the “Executive Compensation” and “Director Compensation” sections of our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information is incorporated by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of our 2024 Proxy Statement.
For equity compensation plan information, see “Equity Compensation Plan Information” in Part II, Item 5 hereof, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference to the “Certain Relationships and Transactions of Related Persons” and “Corporate Governance” section of our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference to the “Audit Fees and Other Fees” section of our 2024 Proxy Statement.
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

4.2	Certificate of Designations of Preferred Stock, Series A, dated April 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2015).
4.3	Certificate of Designations of Preferred Stock, Series B, dated May 26, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 26, 2020).
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

4.5	Form of 2026 Dollar Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.6	Form of 2026 Euro Notes (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 10, 2018).
4.7
Amended and Restated Stockholders Agreement, dated as of June 16, 2023, by and among Coty Inc., JAB Holdings B.V. and JAB Beauty B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2023).

4.8	Description of Securities.
4.9
Indenture, dated as of April 21, 2021, among Coty Inc., the guarantors named therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).

4.10	Form of 5.000% Senior Secured Notes due 2026 (included in Exhibit 4.9) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2021).
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

4.14	Form of 3.875% Senior Secured Notes due 2026 (included in Exhibit 4.13) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K file on June 16, 2021).
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

4.16
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

4.18	Form of 4.750% Senior Secured Notes due 2029. (included in Exhibit 4.17) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 30, 2021).
4.19
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

4.22	Form of 6.625% Senior Secured Notes due 2030 (included in Exhibit 4.21)(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2023).
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

4.26	Form of 5.750% Senior Secured Notes due 2028 (included in Exhibit 4.25) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 19, 2023).
4.27
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

4.28
Pledge and Security Agreement, dated as of September 19, 2023, by and among the Company, HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 19, 2023).

4.29
Indenture, dated as of May 30, 2024, among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the guarantors named therein, Deutsche Bank Trust Company Americas, as trustee, registrar and collateral agent, and Deutsche Bank AG, London Branch, as paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2024).

4.30	Form of 4.500% Senior Secured Notes due 2027 (included in Exhibit 4.29) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 30, 2024).
4.31
Joinder Agreement No. 5, dated as of May 30, 2024 among JPMorgan Chase Bank, N.A., as credit facility agent, Deutsche Bank Trust Company Americas, as initial other authorized representative, and the Company to the First Lien/First Lien Intercreditor Agreement, as amended or modified as of the date hereof (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 30, 2024).

4.32
Pledge and Security Agreement, dated as of May 30, 2024, by and among Coty Inc., HFC Prestige Products, Inc., HFC Prestige International U.S. LLC, the other grantors from time to time party thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 30, 2024).

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

10.19
Employment Agreement, dated January 27, 2020, between Coty Management B.V. and Kristin Blazewicz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2020).†

10.20
Offer Letter dated as of September 29, 2023, between Coty Inc. and Kristin Blazewicz (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.21	Offer Letter dated June 27, 2024, between Coty Inc. and Kristin Blazewicz.†
10.22
Employment Agreement, dated June 3, 2020, between Coty Management B.V. and Gordon Von Bretten (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on August 27, 2020).†

10.23
Separation Agreement dated February 6, 2024, between Coty Management B.V. and Gordon von Bretten.(Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2024)†

10.24	Offer Letter, dated as of April 1, 2016, between Ayesha Zafar and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016).†
10.25
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

10.27	Offer Letter, dated December 5, 2020, Coty International B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2021).†
10.28
Offer Letter dated as of November 26, 2021 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2022).†

10.29
Offer Letter dated as of June 14, 2022 between Coty Management B.V. and Laurent Mercier (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 25, 2022).†

10.30	Offer Letter dated as of June 8, 2023, between Coty Management B.V. and Laurent Mercier.†
10.31
Offer Letter dated as of September 28, 2023, between Coty Management B.V. and Laurent Mercier. (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.32
Employment Agreement, dated December 21, 2020, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.33
Employment Agreement, dated January 1, 2021, between Coty Italia S.r.l. and Anna von Bayern (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.34
Offer Letter dated as of September 28, 2023, between Coty Italia and Anna von Bayern (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023).†

10.35	Employment Agreement, dated October 13, 2020, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†
10.36
Equity Transfer Agreement, dated July 2, 2020, among Cottage Holdco B.V., Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).†

10.37	Restricted Stock Unit Award between Coty Inc. and Sue Nabi. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †
10.38	Amended Employment Agreement, dated May 4, 2023, between Coty Inc. and Sue Nabi (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
10.39	Form of Performance Restricted Stock Unit Award Terms and Conditions for Sue Nabi (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
10.40	Form of Restricted Stock Unit Award Terms and Conditions for Sue Nabi (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2023).†
10.41
Form of Indemnification Agreement between the registrant and its directors and officers (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company’s Registration Statement on Form S-1(File No. 333-182420) filed on April 24, 2013).

10.42	Amended and Restated Annual Performance Plan, as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2017).†
10.43
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

10.47	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K filed on August 17, 2015).†
10.48
Amended and Restated Coty Inc. Stock Plan for Directors, as adopted November 3, 2020. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †

10.49	Form of Phantom Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2014).†
10.50
Form of Restricted Stock Award Agreement under the Amended and Restated Coty Inc. Equity and Long Term-Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on August 27, 2020) †

10.51
Form of Restricted Stock Unit Terms and Conditions, as adopted on December 17, 2020, under the Amended and Restated Coty Inc. Equity and Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on August 26, 2021) †

19.1	Coty Insider Trading Policy
21.1	List of significant subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in signature page).
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14a and 15d-14(a)
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(d) and 15d-14(d)
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S. C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S. C. Section 1350
97.1	Coty Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, New York on August 20, 2024.

COTY INC.
By:	/s/ Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kristin Blazewicz, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Sue Nabi	Chief Executive Officer and Director (Principal Executive Officer)	August 20, 2024
(Sue Nabi)
/s/Laurent Mercier	Chief Financial Officer (Principal Financial Officer)	August 20, 2024
(Laurent Mercier)
/s/Ayesha Zafar	Senior Vice President, Group Controller (Principal Accounting Officer)	August 20, 2024
(Ayesha Zafar)
/s/Maria Asuncion Aramburuzabala	Director	August 20, 2024
(Maria Asuncion Aramburuzabala)
/s/Beatrice Ballini	Director	August 20, 2024
(Beatrice Ballini)
/s/Joachim Creus	Director	August 20, 2024
(Joachim Creus)
/s/Olivier Goudet	Director	August 20, 2024
(Olivier Goudet)
/s/Peter Harf	Chairman of the Board of Directors	August 20, 2024
(Peter Harf)
/s/Johannes Huth	Director	August 20, 2024
(Johannes Huth)
/s/Anna Makanju	Director	August 20, 2024
(Anna Makanju)
/s/Isabelle Parize	Director	August 20, 2024
(Isabelle Parize)
/s/Lubomira Rochet	Director	August 20, 2024
(Lubomira Rochet)
/s/Robert Singer	Director	August 20, 2024
(Robert Singer)
/s/Gordon von Bretten	Director	August 20, 2024
(Gordon von Bretten)

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
Coty’s management evaluated the effectiveness of internal control over financial reporting as of June 30, 2024 based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation, management has concluded that Coty maintained effective internal control over financial reporting as of June 30, 2024.
The Company's internal control over financial reporting as of June 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

/s/Sue Nabi	/s/Laurent Mercier
Sue Nabi	Laurent Mercier
Chief Executive Officer	Chief Financial Officer

August 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coty Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coty Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2024, of the Company and our report dated August 20, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
August 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Coty Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coty Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Other Intangible Assets, net – Max Factor Trademark Valuation – Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company has trademarks that are indefinite-lived intangible assets. The Company’s evaluation of the trademarks for impairment involves the comparison of the fair value of each trademark to its’ carrying value. Management estimates the fair value of these trademarks annually on its elected assessment date of May 1, or more frequently if certain events occur, based upon the income approach, using the relief from royalty methodology, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates and assumptions related to the trademarks’ estimated cash flows, royalty, and discount rates, especially those related to the Max Factor trademark. Changes in these assumptions could have a significant impact on the fair value of the Max Factor trademark, the amount of any impairment charge, or both. As of June 30, 2024, the carrying value of the indefinite-lived intangible assets was $944.6 million, of which $148.4 million related to the Max Factor trademark. The fair value of the Max Factor trademark exceeded its’ carrying value by 4.8%.
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
•We evaluated management’s ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts and by comparing the May and June 2024 forecasts with actual results for those months.
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
•We evaluated the impact of changes in management’s forecasts from the May 1, 2024 annual measurement date to June 30, 2024.
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
August 20, 2024

We have served as the Company’s auditor since 1995.

COTY INC. & SUBSIDIARIES

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended June 30,
	2024	2023	2022
Net revenues	$6,118.0	$5,554.1	$5,304.4
Cost of sales	2,178.8	2,006.8	1,935.2
Gross profit	3,939.2	3,547.3	3,369.2
Selling, general and administrative expenses	3,162.4	2,818.3	2,881.3
Amortization expense	193.4	191.8	207.4
Restructuring costs	36.7	(6.5)	(6.5)
Acquisition- and divestiture- related costs	—	—	14.7
Asset impairment charges	—	—	31.4
Operating income	546.7	543.7	240.9
Interest expense, net	252.0	257.9	224.0
Other expense (income), net	90.2	(419.0)	(409.9)
Income from continuing operations before income taxes	204.5	704.8	426.8
Provision for income taxes on continuing operations	95.1	181.6	164.8
Net income from continuing operations	109.4	523.2	262.0
Net income from discontinued operations	—	—	5.7
Net income	109.4	523.2	267.7
Net income (loss) attributable to noncontrolling interests	5.3	(1.8)	(5.1)
Net income attributable to redeemable noncontrolling interests	14.7	16.8	13.3
Net income attributable to Coty Inc.	$89.4	$508.2	$259.5
Amounts attributable to Coty Inc.
Net income from continuing operations	$89.4	$508.2	$253.8
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(198.3)
Net income from continuing operations attributable to common stockholders	76.2	495.0	55.5
Net income from discontinued operations, net of tax	—	—	5.7
Net income from continuing operations attributable to common stockholders	$76.2	$495.0	$61.2

Earnings (losses) per common share
Earnings from continuing operations per common share - basic	$0.09	$0.58	$0.07
Earnings from continuing operations per common share - diluted	$0.09	$0.57	$0.07

Earnings from discontinued operations - basic	$0.00	$0.00	$0.01
Earnings from discontinued operations - diluted	$0.00	$0.00	$0.01

Earnings per common share - basic	$0.09	$0.58	$0.08
Earnings per common share - diluted	$0.09	$0.57	$0.08

Weighted-average common shares outstanding:
Basic	874.4	849.0	820.6
Diluted	883.4	886.5	834.1
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended June 30,
	2024	2023	2022
Net income	$109.4	$523.2	$267.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(128.3)	49.4	(476.1)
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $(1.1), $1.4 and $(6.0), respectively	1.4	(3.6)	19.8
Pension and other post-employment benefits, net of taxes of $2.7, $(4.9) and $(24.7), respectively	(5.8)	10.1	59.4
Total other comprehensive (loss) income, net of tax	(132.7)	55.9	(396.9)
Comprehensive (loss) income	(23.3)	579.1	(129.2)
Comprehensive (loss) attributable to noncontrolling interests:
Net income (loss)	5.3	(1.8)	(5.1)
Foreign currency translation adjustment	—	0.3	(0.5)
Total comprehensive income (loss) attributable to noncontrolling interests	5.3	(1.5)	(5.6)
Comprehensive income (loss) attributable to redeemable noncontrolling interests:
Net income	14.7	16.8	13.3
Foreign currency translation adjustment	—	0.1	(0.4)
Total comprehensive income attributable to redeemable noncontrolling interests	14.7	16.9	12.9
Comprehensive (loss) income attributable to Coty Inc.	$(43.3)	$563.7	$(136.5)
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$300.8	$246.9
Restricted cash	19.8	36.9
Trade receivables—less allowances of $24.3 and $23.2, respectively	441.6	360.9
Inventories	764.1	853.4
Prepaid expenses and other current assets	437.2	553.6
Total current assets	1,963.5	2,051.7
Property and equipment, net	718.9	712.9
Goodwill	3,905.7	3,987.9
Other intangible assets, net	3,565.6	3,798.0
Equity investments	1,090.6	1,068.9
Operating lease right-of-use assets	255.3	286.7
Deferred income taxes	490.8	589.9
Other noncurrent assets	92.1	165.6
TOTAL ASSETS	$12,082.5	$12,661.6
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,405.6	$1,444.7
Accrued expenses and other current liabilities	1,067.3	1,042.0
Short-term debt and current portion of long-term debt	3.0	57.9
Current operating lease liabilities	57.8	65.6
Income and other taxes payable	68.1	126.6
Total current liabilities	2,601.8	2,736.8
Long-term operating lease liabilities	218.7	247.5
Long-term debt, net	3,841.8	4,178.2
Pension and other post-employment benefits	275.2	280.7
Deferred income taxes	549.9	659.7
Other noncurrent liabilities	347.4	325.4
TOTAL LIABILITIES	7,834.8	8,428.3
COMMITMENTS AND CONTINGENCIES (Note 24)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding, at June 30, 2024 and 2023, respectively	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	93.6	93.5
EQUITY:
Preferred stock, $0.01 par value; 20.0 shares authorized; 1.0 issued and outstanding, at June 30, 2024 and 2023, respectively	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 962.1 and 919.3 issued and 867.8 and 852.8 outstanding at June 30, 2024 and 2023, respectively	9.6	9.1
Additional paid-in capital	11,308.0	10,898.6
Accumulated deficit	(4,898.5)	(4,987.9)
Accumulated other comprehensive loss	(795.1)	(662.4)
Treasury stock—at cost, shares: 94.3 and 66.5 at June 30, 2024 and 2023, respectively	(1,796.9)	(1,446.3)
Total Coty Inc. stockholders’ equity	3,827.1	3,811.1
Noncontrolling interests	184.6	186.3
Total equity	4,011.7	3,997.4
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,082.5	$12,661.6
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
See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Preferred Stock		Class A Common Stock		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Coty Inc. Stockholders’	Noncontrolling	Total	Redeemable Noncontrolling	Convertible Series B
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity	Interests	Equity	Interests	Preferred Stock
BALANCE—July 1, 2023	1.0	—	$919.3	$9.1	$10,898.6	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A Common Stock in connection with global offering, net of offering costs			33.0	0.3	342.1					342.4		342.4
Reacquired Class A Common Stock for employee taxes and cancellation of restricted stock								0.8		—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			9.8	0.2	13.3					13.5		13.5
Shares withheld for employee taxes					(21.0)					(21.0)		(21.0)
Share-based compensation expense					88.5					88.5		88.5
Equity Investment contribution for share-based compensation					2.1					2.1		2.1
Changes in dividends accrued					—					—		—
Repurchase of Class A Common Stock pursuant to forward repurchase contracts								27.0	(350.6)	(350.6)		(350.6)
Dividends Accrued - Convertible Series B Preferred Stock					(13.2)					(13.2)		(13.2)		13.2
Dividends Paid - Convertible Series B Preferred Stock					—					—		—		(13.2)
Net income						89.4				89.4	5.3	94.7	14.7
Other comprehensive income							(132.7)			(132.7)	—	(132.7)	—
Distributions to noncontrolling interests, net										—	(7.0)	(7.0)	(17.0)
Adjustment of redeemable noncontrolling interests to redemption value					(2.4)					(2.4)		(2.4)	2.4
BALANCE—June 30, 2024	1.0	$—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4

See notes to Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.4	$523.2	$267.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421.1	426.7	516.4
Non-cash lease expense	61.6	63.6	78.5
Asset impairment charges	—	—	31.4
Deferred income taxes	(9.8)	56.3	12.1
Provision (release) for bad debts	2.7	(18.9)	20.5
Provision for pension and other post-employment benefits	8.6	8.5	12.7
Share-based compensation	88.8	135.9	195.5
Gain on sale of business in discontinued operations and other business divestiture	—	—	(6.1)
Losses (gains) on disposals of long-lived assets and license terminations, net	3.9	(99.7)	(115.8)
Realized and unrealized gains from equity investments, net	(21.7)	(226.3)	(400.3)
Foreign exchange effects	14.8	29.9	(16.8)
Realized and unrealized losses (gains) on forward repurchase contracts, net	76.3	(196.9)	(16.1)
Other	46.5	8.9	21.3
Change in operating assets and liabilities:
Trade receivables	(104.5)	36.8	(77.2)
Inventories	67.2	(180.3)	(48.3)
Prepaid expenses and other current assets	(11.0)	(15.2)	(12.7)
Accounts payable	(19.4)	138.4	140.5
Accrued expenses and other current liabilities	34.4	(21.9)	129.6
Operating lease liabilities	(58.4)	(61.0)	(70.7)
Income and other taxes payable	(77.3)	59.9	91.7
Other noncurrent assets	(4.3)	(7.5)	(6.7)
Other noncurrent liabilities	(14.3)	(34.7)	(20.6)
Net cash provided by operating activities	614.6	625.7	726.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(245.2)	(222.8)	(174.1)
Net proceeds from license terminations, contingent consideration and sale of other long-lived assets	19.0	104.6	213.2
Return of capital from equity investments	—	—	230.6
Net cash (used in) provided by investing activities	(226.2)	(118.2)	269.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of short-term debt, original maturity less than three months	—	—	0.6
Proceeds from revolving loan facilities	2,458.6	1,558.0	943.0
Repayments of revolving loan facilities	(2,673.7)	(1,600.1)	(1,338.8)
Proceeds from issuance of other long term debt	1,824.1	—	542.4
Repayments of term loans and other long term debt	(1,936.5)	(226.1)	(868.3)
Proceeds from issuance of Class A Common Stock in connection with Global Offering, net of offering costs	342.4	—	—
Dividend payments on Class A Common Stock and Convertible Series B Preferred Stock	(13.4)	(13.7)	(57.2)
Proceeds from issuance of Class A Common Stock	13.5	0.9	—
Net payments for foreign currency contracts	(7.3)	(128.1)	(178.5)
Distributions to redeemable noncontrolling interests and noncontrolling interests	(24.0)	(17.3)	(16.9)
Settlement and other payments related to forward repurchase contracts	(242.6)	(26.4)	—

Purchase of remaining mandatorily redeemable financial interest	—	—	(7.1)
Payment of deferred financing fees	(47.1)	—	(39.6)
All other	(30.7)	(16.5)	(13.6)
Net cash used in financing activities	(336.7)	(469.3)	(1,034.0)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14.9)	(18.2)	(8.9)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36.8	20.0	(46.6)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	283.8	263.8	310.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$320.6	$283.8	$263.8
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for interest	$205.7	$229.1	$215.4
Cash paid during the year for income taxes, net of refunds received	172.6	58.6	97.2
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Accrued capital expenditure additions	$108.0	$107.8	$100.1
Non-cash exchange of forward repurchase contracts for treasury stock	150.6	—	—
Redemption of Series B Preferred Stock in exchange for Wella Equity Investment	—	—	603.3
Conversion of Series B Preferred Stock into Class A Common Stock	—	—	429.5
Non-cash Series B Preferred Stock dividends and deemed (contributions) dividends	—	—	(1.1)
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2024” refer to the fiscal year ended June 30, 2024. When used in this Annual Report on Form 10-K, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of June 30, 2024 and 2023, the Company had restricted cash of $19.8 and $36.9, respectively, included in Restricted cash in the Consolidated Balance Sheets. The restricted cash balances as of June 30, 2024 and 2023 primarily provide collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of June 30, 2024 and 2023. Restricted cash is included as a component of Cash, cash equivalents, and restricted cash in the Consolidated Statement of Cash Flows.

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
The Company also records an inventory obsolescence reserve, which represents the excess of the cost of the inventory over its net realizable value, based on product sales projections. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, the Company may establish specific reserves for future known or anticipated events.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investments are classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investments using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investments under the fair value option are recorded in Other (income) expense, net within the Consolidated Statements of Operations (see Note 12—Equity Investments).
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
The Company’s sales return accrual reflects seasonal fluctuations, including those related to revenues for the holiday season in the first half of the fiscal year. This accrual is a subjective critical estimate that has a direct impact on reported net revenues, and is calculated based on history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that the Company has considered, and will continue to consider, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment, and the Company’s decision to continue to support new and existing brands. Returns represented 1%, 2% and 2% of gross revenue after customer discounts and allowances in fiscal 2024, 2023 and 2022, respectively. Trade spending activities recorded as a reduction to gross revenue after customer discounts and allowances represented 9%, 10%, and 10% in fiscal 2024, 2023 and 2022, respectively.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Advertising and promotional costs are expensed as incurred and totaled $1,625.5, $1,479.6 and $1,465.1 in fiscal 2024, 2023 and 2022, respectively. Included in advertising and promotional costs are $113.6, $103.0, and $119.4 of depreciation of marketing furniture and fixtures, such as product displays, in fiscal 2024, 2023 and 2022, respectively. Research and development costs are expensed as incurred and totaled $126.8, $105.2 and $97.3 in fiscal 2024, 2023 and 2022, respectively.
Share-Based Compensation
Common Stock
Common shares are available to be awarded for the exercise of phantom units, vested stock options, the settlement of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), and the conversion of Series A Preferred Stock.
The Company accounts for its share-based compensation plans for Common Stock as equity awards, aside from phantom units. For those awards treated as equity, share-based compensation expense is measured and fixed at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis, net of estimated forfeitures, over the employee’s requisite service period and, for PRSUs, when it is probable that the performance condition will be achieved.
For PRSUs, in a period we determine it is no longer probable that we will achieve certain performance measures for the awards, we reverse the stock-based compensation expense that we had previously recognized and associated with the portion of PRSUs that are no longer expected to vest. The amount of the expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period.
The Company accounts for its phantom units as a liability award. For those awards treated as a liability, share-based compensation expense are measured at the end of each reporting period based on the fair value of the award on each reporting date and recognized as an expense to the extent earned.
The fair value of stock options is determined using the Black-Scholes valuation model.
Equity and liability awards generally vest over a term of three or five years.
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
Apart from Coty’s equity investment in Wella (see Note 12—Equity Investments), the Company has not elected the fair value measurement option for any financial instruments or other assets not required to be measured at fair value on a recurring basis.
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
Foreign Currency
Exchange gains or losses incurred on non-financing foreign exchange currency transactions conducted by one of the Company’s operations in a currency other than the operation’s functional currency are reflected in Cost of sales or operating expenses. Net (losses)/gains of $(18.1), $(32.3) and $3.3 in fiscal 2024, 2023 and 2022, respectively resulting from non-financing foreign exchange currency transactions are included in the Consolidated Statements of Operations.
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
Net (losses)/gains of $(16.5), $(12.2) and $10.0 in fiscal 2024, 2023 and 2022, respectively, resulting from financing foreign exchange currency transactions are included in Interest expense, net in the Consolidated Statements of Operations.
Lacoste Fragrances License Termination
During fiscal 2023, the Company terminated its licensing arrangement for Lacoste fragrances and received termination payments from the licensor totaling €87.8 million (approximately $93.9). The Company recognized a net gain within Selling, general and administrative expenses of $104.4 reflecting the termination proceeds, net of estimated expenses for contractual termination obligations and non-recoverable assets associated with the license termination. During fiscal 2024, the Company received an additional payment of €15.0 million (approximately $16.2) and made contractual termination payments of $4.9. The Company completed sales of remaining Lacoste fragrances inventory through December of calendar year 2023, as per a contractual inventory sell-off arrangement, and recognized a loss of $0.6 within Selling, general and administrative expenses reflecting the disposal of remaining inventory in fiscal 2024.
Russia Market Exit
On April 27, 2022, the Company announced the Board of Directors’ decision to wind down its Russian operations. During fiscal 2022, the Company recognized total pre-tax charges in the Consolidated Statements of Operations of $83.6 associated with its exit of Russia. These charges are primarily related to the net realizable value of assets associated with the Russian business. These charges consisted of $45.5 in Selling, general and administrative expenses, primarily related to the write-down of working capital, long-term assets, as well as contract termination charges, contingent liabilities and legal costs, $31.4 in Asset impairment charges related to the impairment of indefinite-lived intangibles, $6.3 in Restructuring costs related to employee severances, and $0.4 in Cost of sales related to inventory write-downs. The Company incurred $24.1 of income tax charges associated with this decision.
During fiscal 2023, the Company recognized total pre-tax gains in the Consolidated Statements of Operations of $17.0 are primarily related to a bad debt accrual release, due to better than expected collections, in addition to $0.4 of income tax benefits.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements

Accounting Standard Update(s)	Topic	Effective Period	Summary
2023-09	Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	Fiscal 2026
The FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of our effective tax rates to statutory rates, as well as additional disaggregation of taxes paid. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for the Company in fiscal 2026. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company will adopt the standard and make the additional required disclosures beginning in the first quarter of fiscal 2026.

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Fiscal 2025
The FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity discloses, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. Annual disclosures are required for the Company in fiscal 2025. Interim disclosures are required for periods within fiscal years beginning in the first quarter of fiscal 2026. Retrospective application is required for all prior periods presented, and early adoption is permitted. The Company will adopt the standard and make the additional required disclosures beginning in the fourth quarter of fiscal 2025.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
3. DISCONTINUED OPERATIONS
On June 1, 2020, the Company entered into a definitive agreement with Rainbow UK Bidco Limited (“KKR Bidco”), regarding a strategic transaction for the sale of Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). The transaction was completed on November 30, 2020 and Coty retained an initial ownership of 40% of the Wella Company. As of June 30, 2024, the Company owned a 25.84% stake in the Wella Company. See Note 12—Equity Investments for additional information. Net income from discontinued operations for the year ended June 30, 2022 reflects certain working capital adjustments of $(6.1) net of the related income tax impact of $0.4.
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
With the exception of goodwill and acquired intangible assets, the Company does not identify or monitor assets by segment. The Company does not present assets by reportable segment since various assets are shared between reportable segments. The allocation of goodwill by segment is presented in Note 11—Goodwill and Other Intangible Assets, net.

	Year Ended June 30,
SEGMENT DATA	2024	2023	2022
Net revenues:
Prestige	$3,857.3	$3,420.5	$3,267.9
Consumer Beauty	2,260.7	2,133.6	2,036.5
Total	$6,118.0	$5,554.1	$5,304.4

Depreciation and amortization:
Prestige	$258.9	$262.4	$313.4
Consumer Beauty	162.2	164.3	203.0
Total	$421.1	$426.7	$516.4

Operating income (loss) from continuing operations
Prestige	$580.7	$483.7	$367.2
Consumer Beauty	89.3	63.3	9.5
Corporate	(123.3)	(3.3)	(135.8)
Total	$546.7	$543.7	$240.9
Reconciliation:
Operating income from continuing operations	$546.7	$543.7	$240.9
Interest expense, net	252.0	257.9	224.0
Other expense (income), net	90.2	(419.0)	(409.9)
Income from continuing operations before income taxes	$204.5	$704.8	$426.8

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

	As of June 30,
Long-lived assets:	2024	2023
U.S.	$3,477.7	$3,597.3
Netherlands	3,066.3	3,367.5
Brazil	441.9	495.0
All other	1,204.3	1,039.0
Total	$8,190.2	$8,498.8
For Net revenues, a major country is defined as a group of subsidiaries in a country with combined revenues greater than 10% of consolidated net revenues or as otherwise deemed significant. The United States is the only country that accounts for more than 10% of total net revenues for fiscal years 2024, 2023 and 2022. The United States had net revenues of $1,617.7, $1,547.7 and $1,477.7 in fiscal 2024, 2023 and 2022, respectively. No customer or group of affiliated customers accounted for more than 10% of the Company’s Net revenues in fiscal 2024, 2023 and 2022 or are otherwise deemed significant.
For Long-lived assets, a major country is defined as a group of subsidiaries within a country with combined long-lived assets greater than 10% of consolidated long-lived assets or as otherwise deemed significant. Long-lived assets include property and equipment, goodwill and other intangible assets.
Presented below are the net revenues associated with Company’s product categories as a percentage of total net revenues for continuing operations:

	Year Ended June 30,
PRODUCT CATEGORY	2024	2023	2022
Fragrances	61.3%	59.4%	58.9%
Color Cosmetics	26.4%	27.9%	28.7%
Body Care, Skin & Other	12.3%	12.7%	12.4%
Total	100.0%	100.0%	100.0%
5. ACQUISITION- AND DIVESTITURE-RELATED COSTS
Acquisition-related costs, which are expensed as incurred, represent non-restructuring costs directly related to acquiring and integrating an entity, for both completed and contemplated acquisitions and can include finder’s fees, legal, accounting, valuation, other professional or consulting fees, and other internal costs which can include compensation related expenses for dedicated internal resources. The Company recognized acquisition-related costs of nil, nil and nil for the fiscal years ended 2024, 2023 and 2022, respectively.
Divestiture-related costs, which are expensed as incurred, represent non-restructuring costs directly related to divesting and selling an entity, including partial sales, for both completed and contemplated divestitures. These costs can include legal, accounting, information technology, other professional or consulting fees and other internal costs. Internal costs can include compensation related expenses for dedicated internal resources. Additionally, for divestitures, the Company includes write-offs of assets that are no longer recoverable and contract related costs due to the divestiture. The Company recognized divestiture-related costs of nil, nil and $14.7 for the fiscal 2024, 2023 and 2022, respectively. Divestiture-related costs incurred during the fiscal year 2022 were primarily related to the strategic transaction with KKR for the sale of a majority stake in the Wella Business. See Note 3—Discontinued Operations for information on the strategic transaction.
These costs have been recorded in Acquisition- and divestiture- related costs in the Consolidated Statements of Operations.
6. RESTRUCTURING COSTS
Restructuring costs for the fiscal years ended June 30, 2024, 2023 and 2022 are presented below:

	Year Ended June 30,
	2024	2023	2022
Transformation Plan	$(1.2)	$(6.5)	$(6.5)
Current Restructuring Actions	37.9	—	—
Total	$36.7	$(6.5)	$(6.5)
Transformation Plan

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
On July 1, 2019, the Company announced a four-year plan to drive substantial improvement in and optimization in the Company's businesses (the “Turnaround Plan”). This plan was expanded on May 11, 2020 to further reduce fixed costs (the “Transformation Plan”). Of the expected costs, the Company has incurred cumulative restructuring charges of $214.3 related to approved initiatives through June 30, 2024, which have been recorded in Corporate.
As of June 30, 2024, the Company does not expect to incur any additional restructuring charges pertaining to the Transformation Plan.
The following table presents aggregate restructuring charges for the program:

	Severance and Employee Benefits	Fixed Asset Write-offs	Other Exit Costs	Total
Fiscal 2020	$151.2	$(1.1)	$6.5	$156.6
Fiscal 2021	$73.4	$(0.5)	$0.3	$73.2
Fiscal 2022	(6.2)	—	(0.3)	$(6.5)
Fiscal 2023	(6.5)	—	—	(6.5)
Fiscal 2024	(2.5)	—	—	(2.5)
Cumulative through June 30, 2024	209.4	(1.6)	6.5	214.3
The related liability balance and activity of restructuring costs for the Transformation Plan are presented below:

	Severance and Employee Benefits	Total Program Costs
Balance—July 1, 2023	$10.0	$10.0
Restructuring charges	0.2	0.2
Payments	(3.0)	(3.0)
Changes in estimates and reclassification(a)	(2.7)	(2.7)
Effect of exchange rates	0.2	0.2
Balance—June 30, 2024	$4.7	$4.7

(a)Including certain reclassification to Current Restructuring Actions.
The Company currently estimates that the total remaining accrual of $4.7 will result in cash expenditures of approximately $4.6 and $0.1 in fiscal 2025 and 2026 and thereafter, respectively.
Current Restructuring Actions
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select parts of the business and markets. The Company has incurred cumulative restructuring charges of $39.2 related to approved initiatives through June 30, 2024, which have been recorded in Corporate. The liability balances were $37.9 (including certain actions that were accrued during fiscal 2023) and nil at June 30, 2024 and June 30, 2023, respectively. The Company currently estimates that the total remaining accrual of $37.9 will result in cash expenditures of approximately $25.1 and $12.8 in fiscal 2025 and 2026 and thereafter, respectively.
7. TRADE RECEIVABLES—FACTORING
The Company factors a portion of its trade receivables with unrelated third-party factoring companies on both a recourse and non-recourse basis. The Company accounts for trade receivable transfers as sales and derecognizes the sold receivables from the Consolidated Balance Sheets. The net amount utilized under factoring facilities was $195.3 and $202.9 as of June 30, 2024 and 2023, respectively. The aggregate amount of trade receivable invoices on a worldwide basis amounted to $1,534.3 and $1,579.2 in fiscal 2024 and 2023, respectively. Remaining balances due from factors amounted to $10.0 and $14.2 as of June 30, 2024 and 2023, respectively, and are included in Trade receivables, net in the Consolidated Balance Sheets. Factoring fees paid under these arrangements were $10.3, $8.5 and $3.0 in fiscal 2024, 2023 and 2022, respectively, which were recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. Cash received from the selling of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
receivables are presented as a change in trade receivables within the operating activities section of the Consolidated Statements of Cash Flows.
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
European Receivables Purchase Agreement
In September 2019, the Company entered into a factoring agreement with a financial institution, which allows for the transfer of receivables from certain of the Company’s European subsidiaries, in exchange for cash (the “European Receivables Purchase Agreement”). The total outstanding amount permitted among such subsidiaries is €143.0 million. Factoring of such receivables under the European Receivables Purchase Agreement is executed on a non-recourse basis.
Other Factoring Agreements
In addition to the Company’s main factoring facilities described above, from time to time, certain of the Company’s subsidiaries may enter into local factoring agreements with local financial institutions. Based on the terms of such arrangements entered into during fiscal 2024 and 2023, the Company has derecognized receivables sold pursuant to these arrangements from the Consolidated Balance Sheets.
8. INVENTORIES
Inventories as of June 30, 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Raw materials	$201.2	$224.1
Work-in-process	10.4	15.6
Finished goods	552.5	613.7
Total inventories	$764.1	$853.4
9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Due from related party	$40.0	$70.6
Value added tax, sales and other non-income tax assets	99.4	60.2
Expected income tax refunds, credits and prepaid income taxes	101.4	102.4
Prepaid marketing, copyright and agency fees	94.4	88.7
Non-trade receivables	21.4	18.4
Prepaid rent, leases, maintenance and insurance	18.8	17.5
Interest rate swap asset	—	2.8
Forward Repurchase Contracts Asset	29.1	137.6
Other	32.7	55.4
Total prepaid expenses and other current assets	$437.2	$553.6

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
10. PROPERTY AND EQUIPMENT, NET
Property and equipment, net as of June 30, 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Land, buildings and leasehold improvements	$428.6	$432.1
Machinery and equipment	694.0	676.4
Marketing furniture and fixtures	568.4	531.8
Computer equipment and software	776.0	751.5
Construction in progress	110.0	81.6
Property and equipment, gross	2,577.0	2,473.4
Accumulated depreciation and amortization	(1,858.1)	(1,760.5)
Property and equipment, net	$718.9	$712.9
Depreciation expense of property and equipment totaled $227.7, $235.0 and $309.0 in fiscal 2024, 2023 and 2022, respectively. Depreciation expense is recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.
During fiscal 2024, 2023 and 2022, the Company recorded asset impairment charges of $1.7, $4.3 and $2.4 respectively, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The fiscal 2024, 2023, and 2022 impairment charges primarily related to the abandonment of machinery and equipment, the abandonment of distribution equipment and IT software, the abandonment of computer software, respectively.
11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived other intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. During fiscal years 2024, 2023, and 2022, the Company recorded no impairments of goodwill at the Company’s reporting units. During fiscal years 2024, 2023, and 2022, the Company recorded total impairments of nil, nil and $31.4, respectively, on indefinite-lived other intangible assets. Additionally, the Company recorded no impairments on finite-lived other intangible assets during fiscal years 2024, 2023, and 2022.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Goodwill
Goodwill as of June 30, 2024, 2023 and 2022 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2022	$6,220.7	$1,734.1	$7,954.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2022	$3,110.4	$804.3	$3,914.7

Changes during the year ended June 30, 2023
Foreign currency translation	58.5	14.7	73.2

Gross balance at June 30, 2023	$6,279.2	$1,748.8	$8,028.0
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2023	$3,168.9	$819.0	$3,987.9

Changes during the year ended June 30, 2024
Foreign currency translation	(64.6)	(17.6)	(82.2)

Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7
Other Intangible Assets, net
    Other intangible assets, net as of June 30, 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Indefinite-lived other intangible assets	$944.6	$950.8
Finite-lived other intangible assets, net	2,621.0	2,847.2
Total Other intangible assets, net	$3,565.6	$3,798.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2022	$1,881.5	$1,881.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2022	$936.6	$936.6

Changes during the year ended June 30, 2023
Foreign currency translation	14.2	14.2

Gross balance at June 30, 2023	$1,895.7	$1,895.7
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2023	$950.8	$950.8

Changes during the year ended June 30, 2024
Foreign currency translation	(6.2)	(6.2)

Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	$(944.9)	$(944.9)
Net balance at June 30, 2024	944.6	944.6

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2023
License and collaboration agreements	$3,756.2	$(1,282.6)	$(19.6)	$2,454.0
Customer relationships	750.6	(505.9)	(5.5)	239.2
Trademarks	313.0	(180.6)	(0.5)	131.9
Product formulations and technology	85.6	(63.5)	—	22.1
Total	$4,905.4	$(2,032.6)	$(25.6)	$2,847.2
June 30, 2024
License and collaboration agreements	$3,715.1	$(1,422.5)	$(19.6)	$2,273.0
Customer relationships	741.8	(527.8)	(5.5)	208.5
Trademarks	311.7	(192.4)	(0.5)	118.8
Product formulations and technology	83.7	(63.0)	—	20.7
Total	$4,852.3	$(2,205.7)	$(25.6)	$2,621.0

Amortization expense totaled $193.4, $191.8 and $207.4 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Intangible assets subject to amortization are amortized principally using the straight-line method and have the following weighted-average remaining lives:

Description
License and collaboration agreements	19.4
Customer relationships	15.3
Trademarks	14.4
Product formulations and technology	20.3
As of June 30, 2024, the remaining weighted-average life of all intangible assets subject to amortization is 18.9 years.
The estimated aggregate amortization expense for each of the following fiscal years ending June 30 is presented below:

2025	$189.0
2026	158.0
2027	148.5
2028	145.0
2029	142.8
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
12. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments on the Consolidated Balance Sheets, as of June 30, 2024 are represented by the following:

	June 30, 2024	June 30, 2023
Equity method investments:
KKW Holdings (a)	$5.6	$8.9
Equity investments at fair value:
Wella (b)	1,085.0	1,060.0

Total equity investments	$1,090.6	$1,068.9

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings.
During the years ended 2024, 2023 and 2022, the Company recognized $3.3, $3.7 and $3.6, respectively, representing its share of the investee’s net loss and the amortization of basis differences in Other expense (income), net within the Consolidated Statements of Operations.
(b)As of June 30, 2024 and 2023, the Company's stake in Wella was 25.84% and 25.85%, respectively.
The following table presents summarized financial information of the Company’s equity method investees for the years ended June 30, 2024 and 2023. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

Summarized Statements of Operations information:	Year Ended June 30, 2024	Year Ended June 30, 2023
Net revenues	$2,590.1	$2,477.7
Gross profit	1,732.8	1,616.2
Operating income	42.7	163.6
Loss before income taxes	(176.4)	(33.6)
Net loss	(133.8)	(76.2)

Summarized Balance Sheets information:	June 30, 2024	June 30, 2023
Current assets	$1,080.4	$1,093.4
Noncurrent assets	4,322.3	4,554.5
Total assets	5,402.7	5,647.9
Current liabilities	967.3	1,038.9
Noncurrent liabilities	2,687.6	2,708.5
Total liabilities	3,654.9	3,747.4

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
As of June 30, 2024, the Wella Company had 30.0 million shares of issued common stock, of which Coty held 25.84%. The Wella Company had total equity inclusive of redeemable preferred stock of $1,798.8 as of June 30, 2024.
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended June 30, 2024. There were no internal movements to or from Level 3 from Level 1 or Level 2 for the period ended June 30, 2024.

Equity investments at fair value:
Balance as of June 30, 2023	$1,060.0
Total gains/(losses) included in earnings	25.0
Balance as of June 30, 2024	$1,085.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company’s investments carried at fair value as of June 30, 2024. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation Technique	Unobservable input	Range
Equity investments at fair value	$1,085.0	Discounted cash flows	Discount rate	9.75% (a)
			Growth rate	1.8% - 11.0% (a)

		Market multiple	Revenue multiple	2.0x-2.2x (b)
			EBITDA multiple	10.2x – 11.8x (b)

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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities as of June 30, 2024 and 2023 consist of the following:

	June 30, 2024	June 30, 2023
Advertising, marketing and licensing	$331.4	$338.4
Customer returns, discounts, allowances and bonuses	220.4	261.5
Compensation and other compensation related benefits	188.7	171.1
Value added, sales and other non-income taxes	99.1	71.5
Derivative liability for foreign currency	16.3	4.3
Restructuring costs	29.6	8.9
Interest	70.5	47.0
Auditing, consulting, legal and litigation accruals	27.1	25.2
Deferred income	7.5	6.9
Factoring - due to counterparty	6.6	23.0
Unfavorable contract liability	10.3	10.5
Due to related party	—	8.3
Cross currency swap liability	—	0.5
Other	59.8	64.9
Total accrued expenses and other current liabilities	$1,067.3	$1,042.0

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
14. DEBT

	June 30, 2024	June 30, 2023
Short-term debt	$—	$—
Senior Secured Notes
2026 Dollar Senior Secured Notes due April 2026	650.0	900.0
2026 Euro Senior Secured Notes due April 2026	748.1	761.0
2027 Euro Senior Secured Notes due May 2027	534.3	—
2028 Euro Senior Secured Notes due September 2028	534.3	—
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	—
2018 Coty Credit Agreement
2023 Coty Revolving Credit Facility due July 2028	—	—
2021 Coty Revolving Credit Facility due April 2025	—	228.9
2018 Coty Term B Facility due April 2025	—	1,183.7
Senior Unsecured Notes
2026 Dollar Notes due April 2026	—	473.0
2026 Euro Notes due April 2026	192.7	196.0
Brazilian Credit Facility	—	31.9
Finance lease obligations	4.3	7.1
Total debt	3,913.7	4,281.6
Less: Short-term debt and current portion of long-term debt	(3.0)	(57.9)
Total Long-term debt	3,910.7	4,223.7
Less: Unamortized financing fees and discounts on long-term debt	(68.9)	(45.5)
Total Long-term debt, net	$3,841.8	$4,178.2
Short-Term Debt
The Company maintains short-term lines of credit with financial institutions around the world. Total available lines of credit were $59.4 and $49.2, of which nil and nil were outstanding at June 30, 2024 and 2023, respectively. Interest rates on these short-term lines of credit vary depending on market rates for borrowings within the respective geographic locations plus applicable spreads. Interest rates plus applicable spreads on these lines ranged from 4.7% to 12.4% and from 4.8% to 16.4% as of June 30, 2024 and 2023, respectively. The weighted-average interest rate on short-term debt outstanding was 0.0% and 0.0% as of June 30, 2024 and 2023, respectively. In addition, the Company had undrawn letters of credit of $4.1 and $7.2 and bank guarantees of $18.4 and $16.3 as of June 30, 2024 and 2023, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Long-Term Debt
The Company’s long-term debt facilities consisted of the following as of June 30, 2024 and 2023:

Facility	Maturity Date	Borrowing Capacity (in millions) as of June 30, 2024	Interest Rate Terms	Applicable Interest Rate Spread as of June 30, 2024	Debt Discount	Repayment Schedule
Fiscal 2024 and 2023
2027 Euro Senior Secured Notes	May 2027	€500.0	4.50% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2024	4.50%	N/A(b)	Payable in full at maturity date
2028 Euro Senior Secured Notes	September 2028	€500.0	5.75% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024	5.75%	N/A(b)	Payable in full at maturity date
2030 Dollar Senior Secured Notes	July 2030	$750.0	6.625% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2024	6.625%	N/A(b)	Payable in full at maturity date
2023 Coty Revolving Credit Facility (f) (g)	July 2028	$1,670.0 and €300.0	SOFR (a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company's total net leverage ratio (c) (d) (e)	1.50%	N/A(b)	Payable in full at maturity date
2029 Dollar Senior Secured Notes	January 2029	$500.0	4.75% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022	4.75%	N/A(b)	Payable in full at maturity date
2021 Coty Revolving Credit Facility (f) (g)	April 2025	$—	SOFR(a) plus a margin ranging from 1.00% to 2.00% per annum or a base rate plus a margin ranging from 0.00% to 1.00% per annum, based on the Company’s total net leverage ratio (c) (d) (e)	1.75%	N/A(b)	Replaced by 2023 Coty Revolving Credit Facility
Brazilian Credit Facilities - October 2023	October 2023	$—	3.48% per annum, payable quarterly in arrears beginning on July 5, 2022	3.48%	N/A(b)	Repaid in full
2026 Dollar Senior Secured Notes	April 2026	$650.0	5.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	5.00%	N/A(b)	Payable in full at maturity date
2026 Euro Senior Secured Notes	April 2026	€700.0	3.875% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021	3.875%	N/A(b)
2018 Coty Term B Facility - USD Portion (g)	April 2025	$—	SOFR(a) plus a margin of 2.25% per annum or a base rate plus a margin of 1.25% per annum (d)	2.25%	0.25%	Quarterly repayments beginning September 30, 2018 at 0.25% of original principal amount
2018 Coty Term B Facility - EUR Portion (g)	April 2025	€—	SOFR(a) plus a margin of 2.50% per annum (d)	2.50%	0.25%
2026 Dollar Notes	April 2026	$—	6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)	Payable in full at maturity date
2026 Euro Notes	April 2026	€180.3	4.75% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2018	N/A(b)	N/A(b)

(a)As defined in the Interest section below.
(b)N/A - Not Applicable.
(c)As defined per the 2018 Coty Credit Agreement, as amended.
(d)The selection of the applicable one, two, three, six or twelve month interest rate for the period is at the discretion of the Company.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(e)The Company will pay to the Revolving Credit Facility lenders an unused commitment fee calculated at a rate ranging from 0.10% to 0.35% per annum, based on the Company’s total net leverage ratio(d). As of June 30, 2024 and 2023, the applicable rate on the unused commitment fee was 0.25% and 0.25%, respectively.
(f)As a result of the amendments entered into in fiscal 2024, the 2021 Coty Revolving Credit Facility was refinanced and replaced by the 2023 Coty Revolving Credit Facility due July 11, 2028 (as described below).
(g)Except as described below in amendments to the 2018 Coty Credit Agreement, as amended (as defined below), original terms of the 2018 Coty Credit Agreement apply to these debt facilities.

Fiscal 2024 Developments
Offering of Senior Secured Notes
On July 26, 2023, the Company issued an aggregate principal amount of $750.0 of 6.625% senior secured notes due 2030 (“2030 Dollar Senior Secured Notes”) in a private offering. Coty received net proceeds of $740.6 in connection with the offering of the 2030 Dollar Senior Secured Notes. In accordance with the 2018 Coty Credit Agreement (as defined below), as amended, the net proceeds received from this offering were utilized to pay down the outstanding balance of the U.S. dollar and euro portions of the 2018 Coty Term B Facility, as defined below, by $715.5 and €22.6 million (approximately $25.1), respectively, in addition to related fees and expenses to this offering. See the 2018 Term B Facility Repayment section below for discussion of the final repayment of the 2018 Term B Facility.
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
On May 30, 2024, the Company issued an aggregate principal amount of €500.0 million of 4.50% senior secured notes due 2027 ("2027 Euro Senior Secured Notes") in a private offering. Coty received net proceeds of €493.7 million in connection with the offering of the 2027 Euro Senior Secured Notes. The net proceeds received from this offering were utilized to redeem the remaining $323.0 of existing 2026 Dollar Notes. The remaining net proceeds from this offering were utilized to pay down a portion of the borrowings outstanding under the 2023 Coty Revolving Credit Facility, without a reduction in commitment. Coty used a combination of proceeds from the issuance and cash on hand to pay fees and expenses associated with this offering.
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
On June 16, 2021, the Company issued an aggregate principal amount of €700.0 of 3.875% senior secured notes due 2026 (the “2026 Euro Senior Secured Notes”) in a private offering. Coty received gross proceeds of €700.0 in connection with the offering of the 2026 Euro Senior Secured Notes.
On November 30, 2021, the Company issued an aggregate principal amount of $500.0 of 4.75% senior secured notes due 2029 ("2029 Dollar Senior Secured Notes" and, together with the 2026 Dollar Senior Secured Notes, 2026 Euro Senior Secured Notes, 2027 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, the “Senior Secured Notes”). Coty received gross proceeds of $500.0 in connection with the offering of the 2029 Dollar Senior Secured Notes.
See the above Recent Developments section for the issuances of the 2027 and 2028 Euro Senior Secured Notes, and 2030 Dollar Senior Secured Notes.
Coty used the gross proceeds of the offerings of the Senior Secured Notes to repay a portion of the term loans outstanding under the existing credit facilities and to pay related fees and expenses thereto.
The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described above. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral. For the 2027 Euro Senior Secured Notes, the 2028 Euro Senior Secured Notes and the 2030 Dollar Senior Secured Notes, the collateral security and certain covenants will be released upon the respective Senior Secured Notes achieving investment grade ratings from two out of the three ratings agencies.
Optional Redemption
Applicable Premium
The indentures governing the Senior Secured Notes specify the Applicable Premium (as defined in the respective indentures) to be paid upon early redemption of some or all of the Senior Secured Notes prior to, and on or after, April 15, 2023 for the 2026 Euro Senior Secured Notes and 2026 Dollar Senior Secured Notes, September 15, 2025 for the 2028 Euro Senior Secured Notes, May 15, 2026 for the 2027 Euro Senior Secured Notes, January 15, 2025 for the 2029 Dollar Senior Secured Notes, and July 15, 2026 for the 2030 Dollar Senior Secured Notes (the "Early Redemption Dates").
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
At any time on or after the Early Redemption Dates, the Company may redeem some or all of the respective notes at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on respective dates of each of the years indicated below:

	Price
For the period beginning	2026 Dollar Senior Secured Notes	2026 Euro Senior Secured Notes	2027 Euro Senior Secured Notes		2028 Euro Senior Secured Notes	2029 Dollar Senior Secured Notes	2030 Dollar Senior Secured Notes
Year	April 15,		May 15,	November 15,	September 15	January 15,	July 15,
2025	100.000%	100.000%	N/A	N/A	102.875%	102.375%	N/A
2026	N/A	N/A	102.250%	100.000%	101.438%	101.188%	103.313%
2027	N/A	N/A	100.000%	N/A	100.000%	100.000%	101.656%
2028 and thereafter	N/A	N/A	N/A	N/A	100.000%	100.000%	100.000%
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
The obligations of the Company under the 2018 Coty Credit Agreement, as amended are guaranteed by the material wholly-owned subsidiaries of the Company organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of the Company and the Guarantors under the 2018 Coty Credit Agreement, as amended are secured by a perfected first priority lien (subject to permitted liens) on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Dutch Borrower does not guarantee the obligations of the Company under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement.
As previously disclosed, the Company utilized proceeds from certain transactions to pay down portions of the outstanding balances of the 2018 Coty Term A Facility and 2018 Coty Term B Facility, in accordance to the 2018 Coty Credit Agreement, as amended. No balances remain outstanding under the 2018 Coty Term A Facility or 2018 Coty Term B Facility as of September 30, 2023. See the above Recent Developments section for information on the prepayments made on the 2018 Coty Term B Facility during the twelve months ended June 30, 2024.
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
The 2026 Euro Notes will mature on April 15, 2026. The 2026 Euro Notes will bear interest at a rate of 4.75% per annum. Interest on the 2026 Euro Notes is payable semi-annually in arrears on April 15 and October 15 of each year.
The Company redeemed the 2023 Euro Notes on April 15, 2022. On December 7, 2022, the Company redeemed $77.0 of the 2026 Dollar Notes and €69.7 million (approximately $72.2) of the 2026 Euro Notes. See the above Recent Developments section for the redemption of the 2026 Dollar Notes.
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
Optional Redemption
As of June 30, 2024, the Company may at any time redeem some or all of the 2026 Euro Notes, at the redemption prices (expressed in percentage of principal amount) set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption dates, if redeemed during the twelve-month period beginning on April 15 of each of the years indicated below:

Price
Year	2026 Euro Notes
2025 and thereafter	100.0000%
Deferred Financing Costs
The Company wrote off unamortized deferred financing fees and discounts of $8.2, $0.8, and $5.1 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The write-offs of the unamortized deferred financing fees and unamortized debt discounts are included in Other expense (income), net in the Consolidated Statements of Operations. Additionally, the Company capitalized deferred financing fees of $49.2, nil, and $9.2, during the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
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
In the case of the 2023 Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	June 30, 2024		June 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,716.7	$3,719.7	$2,161.0	$2,066.9
2018 Coty Credit Agreement	—	—	1,412.6	1,393.5
Senior Unsecured Notes	192.7	192.8	669.0	661.5
Brazilian Credit Facility	—	—	31.9	32.2
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding capital lease obligations as of June 30, 2024, are presented below:

Fiscal Year Ending June 30,
2025	$—
2026	1,590.8
2027	534.3
2028	—
2029	1,034.3
Thereafter	750.0
Total	$3,909.4
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
June 30, 2024 through July 11, 2028	4.00 to 1.00

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
As of June 30, 2024, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
15. LEASES
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
The following table provides additional information about the Company’s operating leases for the fiscal years ended June 30, 2024, 2023 and 2022.

Lease Cost:	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022
Operating lease cost	$74.5	$76.2	$90.4
Short-term lease cost	3.4	0.9	1.2
Variable lease cost	41.7	40.3	39.3
Sublease income	(16.7)	(15.8)	(20.0)
Net lease cost	$102.9	$101.6	$110.9
Other information:
Operating cash outflows from operating leases	(72.0)	(73.8)	$(83.8)
Right-of-use assets obtained in exchange for lease obligations	32.6	25.7	$104.9

Weighted-average remaining lease term - real estate	6.8 years	7.2 years	7.6 years
Weighted-average discount rate - real estate leases	4.52%	4.13%	3.85%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Future minimum lease payments for the Company’s operating leases as of June 30, 2024 are as follows:

Fiscal Year Ending June 30,
2025	$68.1
2026	56.0
2027	49.2
2028	37.2
2029	33.2
Thereafter	81.3
Total future lease payments	325.0
Less: imputed interest	(48.5)
Total present value of lease liabilities	$276.5
Current operating lease liabilities	57.8
Long-term operating lease liabilities	218.7
Total operating lease liabilities	$276.5

Table excludes obligations for leases with original terms of twelve months or less which have not been recognized as ROU assets or liabilities in the Consolidated Balance Sheets.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
16. INCOME TAXES
Income from continuing operations before income taxes in fiscal 2024, 2023 and 2022 is presented below:

	Year Ended June 30,
	2024	2023	2022
United States	$(591.1)	$(253.6)	$(277.5)
Foreign	795.6	958.4	704.3
Total	$204.5	$704.8	$426.8
The components of the Company’s total provision (benefit) for income taxes from continuing operations during fiscal 2024, 2023 and 2022 are presented below:

	Year Ended June 30,
	2024	2023	2022
Provision for income taxes on continuing operations:
Current:
Federal	$1.2	$2.6	$6.6
State and local	(3.5)	2.6	(6.0)
Foreign	107.2	120.1	152.1
Total	104.9	125.3	152.7
Deferred:
Federal	(36.7)	(61.1)	(2.7)
State and local	(16.7)	1.0	(12.8)
Foreign	43.6	116.4	27.6
Total	(9.8)	56.3	12.1
Provision for income taxes on continuing operations	$95.1	$181.6	$164.8
The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective income tax rate during fiscal 2024, 2023 and 2022 is presented below:

	Year Ended June 30,
	2024	2023	2022
Income (loss) from continuing operations before income taxes	$204.5	$704.8	$426.8
Provision for income taxes at statutory rate	$42.9	$148.0	$89.6
State and local taxes—net of federal benefit	(15.9)	2.8	(14.9)
Foreign tax differentials	20.9	(10.1)	(16.4)
Change in valuation allowances	38.9	10.2	(2.3)
Change in unrecognized tax benefit	(15.5)	32.5	(10.6)
Permanent differences—net	7.6	(4.9)	25.4
Non-deductible executive stock compensation	19.7	27.7	37.1
Currency Loss	(22.5)	(13.6)	(0.2)
Dispositions of business assets	—	—	12.7
Russia exit	—	(7.0)	24.1
Principal relocation revaluation	27.6	—	—
Nondeductible Interest Expense	12.1	—	—
Swiss Tax Credits-net of valuation allowance	(37.8)	—	—
Tax Rate Change Deferred Tax Liability Revaluation	24.2	—	—
Other	(7.1)	(4.0)	20.3
Provision for income taxes on continuing operations	$95.1	$181.6	$164.8
Effective income tax rate	46.5%	25.8%	38.6%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The 20.7% increase in the effective tax rate in fiscal 2024 from fiscal 2023 was primarily driven by the following items:
•a 17.6% increase from an increase in valuation allowances recorded on interest expense carryforwards;
•a 13.5% increase due to changes to the net deferred taxes recognized on the assignment of strategic service functions from Amsterdam to Geneva, as an indirect result of the required revaluation of the original transfer of the main principal location from Geneva to Amsterdam in fiscal 2021;
•a 11.8% from the revaluation of the Company’s deferred tax liabilities due to a tax rate increase enacted in Switzerland; and
•a 11.7% increase in the foreign tax rate differential impact primarily due to lower fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
These increases were partially offset by the following decreases:
•a 18.5% decrease as a result of the issuance of non-refundable income tax credits received from the Swiss Tax Authorities of $97.1. The Company recorded a benefit for the tax credit of $37.8, net of a valuation allowance; and
•a 12.2% decrease from a reduction of foreign tax audits due to the settlement of foreign tax audits.

The 12.8% decrease in the effective tax rate in fiscal 2023 from fiscal 2022 was primarily driven by the following items:
•a 6.6% decrease in tax costs associated with the Company’s exit from Russia in the prior year;
•a 6.6% decrease from a reduction in permanent differences related to non-deductible expenses and non-deductible foreign exchange losses;
•a 4.8% decrease as a result of the reduction in the amount of non-deductible executive stock compensation;
•a 3.0% decrease from a gain on the disposition of business assets (real estate) in the prior period;
•a 1.9% decrease from a foreign exchange loss recognized on the repatriation of funds in the current year that were previously taxed.
These decreases were partially offset by the following increases:
•a 7.1% increase in unrecognized tax benefits due to the impact of increasing U.S. taxation of foreign sourced income; and
•a 2.4% increase in foreign tax rate differential impact primarily due to lower fair value gains related to the investment in the Wella business taxed at a lower rate as compared to our U.S. Federal statutory rate of 21%.
The Company has significant income in jurisdictions such as Germany, Netherlands, France, and Spain which have statutory tax rates higher than the U.S. Federal statutory rate of 21%. The impact of the foreign earnings in higher taxed jurisdictions coupled with U.S. losses at the statutory tax rate of 21% increases the Company’s effective tax rate. This jurisdictional mix is expected to have a continuing impact on the effective tax rate.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Significant components of deferred income tax assets and liabilities as of June 30, 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Deferred income tax assets:
Inventories	$7.0	$7.5
Accruals and allowances	62.1	54.9
Sales returns	15.2	19.1
Share-based compensation	5.3	4.8
Employee benefits	55.7	55.6
Net operating loss carry forwards and tax credits	308.6	241.4
Capital loss carry forwards	0.2	0.3
Interest expense limitation carry forward	102.8	47.5
Lease liability	26.0	28.6
Principal relocation lease	337.7	424.0
Property, plant and equipment	21.1	13.0
Other	58.5	48.4
Less: valuation allowances	(151.4)	(60.7)
Net deferred income tax assets	848.8	884.4
Deferred income tax liabilities:
Intangible assets	772.4	817.4
Licensing rights	30.2	27.8
Right of use asset	26.3	28.6
Investment in partnerships	61.1	55.2
Other	17.9	25.3
Deferred income tax liabilities	907.9	954.3
Net deferred income tax (liability) asset	$(59.1)	$(69.9)
The expirations of tax loss carry forwards, amounting to $482.7 as of June 30, 2024, in each of the fiscal years ending June 30, are presented below:

Fiscal Year Ending June 30,	United States	Western Europe	Rest of World	Total
2025	$—	$0.1	$3.4	$3.5
2026	—	—	8.1	8.1
2027	—	12.9	20.2	33.1
2028	—	115.9	16.6	132.5
2029 and thereafter	—	57.1	248.4	305.5
Total	$—	$186.0	$296.7	$482.7
The total valuation allowances recorded are $151.4 and $60.7 as of June 30, 2024 and 2023, respectively. In fiscal 2024, the change in the valuation allowance was primarily due to The Company recording a valuation allowance on its U.S. interest expense limitation carryforwards and a valuation allowance on a portion of the Swiss tax credits granted in the current period.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
A reconciliation of the beginning and ending amount of UTBs is presented below:

	Year Ended June 30,
	2024	2023	2022
UTBs—July 1	$235.5	$251.6	$279.9
Additions based on tax positions related to the current year	1.3	6.7	1.7
Additions for tax positions of prior years	15.8	0.7	20.8
Reductions for tax positions of prior years	(19.0)	(1.4)	(29.4)
Settlements	(1.2)	(4.6)	(0.2)
Lapses in statutes of limitations	(17.8)	(13.8)	(14.1)
Foreign currency translation	0.7	(3.7)	(7.1)
UTBs—June 30	$215.3	$235.5	$251.6
As of June 30, 2024, the Company had $215.3 of UTBs of which $169.9 represents the amount that, if recognized, would impact the effective income tax rate in future periods. As of June 30, 2024 and 2023, the liability associated with UTBs, including accrued interest and penalties, is $200.2 and $218.6, respectively, which is recorded in Income and other taxes payable and Other non-current liabilities in the Consolidated Balance Sheets.
The Company accrued interest of $(2.4), $7.8 and $4.2, respectively, in fiscal 2024, 2023 and 2022. The Company accrued immaterial penalties in fiscal 2024 and no penalties in fiscal 2023, and released penalties of nil in fiscal 2022. The total gross accrued interest and penalties recorded in the Other noncurrent liabilities in the Consolidated Balance Sheets related to UTBs as of June 30, 2024 and 2023 is $30.2 and $33.1, respectively.
The Company is present in approximately 40 tax jurisdictions, and at any point in time is subject to several audits at various stages of completion. As a result, the Company evaluates tax positions and establishes liabilities for UTBs that may be challenged by local authorities and may not be fully sustained, despite a belief that the underlying tax positions are fully supportable. UTBs are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Such adjustments are reflected in the provision for income taxes as appropriate. In fiscal 2024 and 2023, the Company recognized a tax benefit of $19.0 and $18.4 respectively associated with the settlement of tax audits in multiple jurisdictions and the expiration of foreign and state statutes of limitation. The Company has open tax years ranging from 2009 and forward.
On the basis of information available at June 30, 2024, it is reasonably possible that a decrease of up to $32.9 in UTBs related to U.S. and foreign exposures may be necessary within the coming year. It is also possible the ongoing audits by tax authorities may result in increases or decreases to the balance of UTBs. Since it is common practice to extend audits beyond the Statute of Limitations, the Company is unable to predict the timing or conclusion of these audits and, accordingly, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes it has adequately provided for its UTBs for all open tax years in each tax jurisdiction.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
17. INTEREST EXPENSE, NET
Interest expense, net for the years ended June 30, 2024, 2023 and 2022 is presented below:

	Year Ended June 30,
	2024	2023	2022
Interest expense	$251.6	$261.1	$241.2
Foreign exchange losses (gains), net of derivative contracts	16.5	12.2	(10.0)
Interest income	(16.1)	(15.4)	(7.2)
Total interest expense, net	$252.0	$257.9	$224.0
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
During fiscal 2024, 2023 and 2022, the defined contribution expense for Coty Inc. for the U.S. defined contribution plan was $15.6, $13.7 and $13.6, respectively, and the defined contribution expense for the international savings plans was $10.9, $9.6 and $9.7, respectively.
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
Settlements and Curtailments for Pension Plans
The Company recognized curtailment gains of $0.1, $0.7 and $1.3 during the years ended June 30, 2024, 2023 and 2022, respectively. Additionally, the Company recognized settlement losses of nil, $0.2, and $1.8 of which nil, nil, and $1.4 were related to restructuring actions during the years ended June 30, 2024, 2023 and 2022, respectively. The impact of settlement and curtailment activity on the current and prior comparative periods is included in Other expense (income), net in the Consolidated Statements of Operations.
Plan Amendments for Pension Plans - There were no significant Plan amendments as of June 30, 2024.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company’s pension plans and other post-employment benefit plans is presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2024	2023	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation—July 1	$13.0	$14.5	$355.6	$343.7	$36.0	$38.8	$404.6	$397.0
Service cost	—	—	5.1	4.8	0.5	0.6	5.6	5.4
Interest cost	0.7	0.7	12.8	10.9	1.5	1.7	15.0	13.3
Plan participants’ contributions	—	—	1.5	1.1	0.1	0.2	1.6	1.3
Benefits paid	(1.3)	(1.4)	(15.5)	(14.5)	(1.8)	(1.9)	(18.6)	(17.8)
New employees transfers (out)/in	—	—	(0.8)	1.0	—	—	(0.8)	1.0
Premiums paid	—	—	(0.6)	(0.5)	—	—	(0.6)	(0.5)
Pension curtailment	—	—	(0.1)	(0.7)	—	—	(0.1)	(0.7)
Other (a)	—	—	—	16.2	—	—	—	16.2
Pension settlement	—	—	(0.1)	(4.2)	—	—	(0.1)	(4.2)
Actuarial loss (gain)	0.1	(0.8)	8.5	(16.6)	(4.5)	(3.3)	4.1	(20.7)
Effect of exchange rates	—	—	(5.4)	14.4	(0.1)	(0.1)	(5.5)	14.3
Benefit obligation—June 30	$12.5	$13.0	$361.0	$355.6	$31.7	$36.0	$405.2	$404.6

Change in plan assets
Fair value of plan assets—July 1	$—	$—	$120.9	$101.5	$0.1	$—	$121.0	$101.5
Actual return on plan assets	—	—	8.6	1.5	—	—	8.6	1.5
Employer contributions	1.3	1.4	15.2	13.7	1.7	1.8	18.2	16.9
Plan participants’ contributions	—	—	1.5	1.1	0.2	0.2	1.7	1.3
Benefits paid	(1.3)	(1.4)	(15.5)	(14.5)	(1.8)	(1.9)	(18.6)	(17.8)
New employees transfers (out)/in	—	—	(0.8)	1.0	—	—	(0.8)	1.0
Premiums paid	—	—	(0.6)	(0.5)	—	—	(0.6)	(0.5)
Plan settlements	—	—	(0.1)	(4.2)	—	—	(0.1)	(4.2)
Other (a)	—	—	—	16.2	—	—	—	16.2
Effect of exchange rates	—	—	(1.2)	5.1	—	—	(1.2)	5.1
Fair value of plan assets—June 30	—	—	128.0	120.9	0.2	0.1	128.2	121.0
Funded status—June 30	$(12.5)	$(13.0)	$(233.0)	$(234.7)	$(31.5)	$(35.9)	$(277.0)	$(283.6)

(a) In connection with the P&G Beauty business acquisition in 2016, the Company assumed certain international pension and OPEB obligations and assets (the “P&G plans”). At that time, the P&G plans had an active legal dispute that has been resolved during fiscal 2023, resulting in $16.2 of additional assets being paid to the Coty plans. The projected benefit obligation has also increased $16.2 to reflect the liability to distribute these funds to the employees who were originally in the P&G plans. We expect that most of these assets will be paid out over the next few fiscal years.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
With respect to the Company’s pension plans and other post-employment benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets as of June 30, 2024 and 2023, are presented below:

	Pension Plans				Other Post-Employment Benefits		Total
	U.S.		International
	2024	2023	2024	2023	2024	2023	2024	2023
Noncurrent assets	$—	$—	$1.8	$1.4	$—	$—	$1.8	$1.4
Current liabilities	(1.3)	(1.3)	(0.2)	(0.5)	(2.1)	(2.5)	(3.6)	(4.3)
Noncurrent liabilities	(11.2)	(11.7)	(234.6)	(235.6)	(29.4)	(33.4)	(275.2)	(280.7)
Funded status	(12.5)	(13.0)	(233.0)	(234.7)	(31.5)	(35.9)	(277.0)	(283.6)
AOC(L)/I	0.5	1.4	47.8	56.1	19.1	18.5	67.4	76.0
Net amount recognized	$(12.0)	$(11.6)	$(185.2)	$(178.6)	$(12.4)	$(17.4)	$(209.6)	$(207.6)

The projected benefit obligation actuarial loss of $8.6 for the fiscal year ended June 30, 2024 was primarily driven by a decrease in discount rates since the fiscal year ended June 30, 2023. The actuarial loss was partially offset by the asset gain of $3.7 as a result of higher than expected asset performance in Germany, Switzerland and Belgium. The projected benefit obligation actuarial gain of $17.4 for the fiscal year ended June 30, 2023 was primarily driven by increases in discount rates offset by an increase in inflation since the fiscal year ended June 30, 2022. The actuarial gain in the projected benefit obligation was partially offset by an asset loss of $1.9 as a result of worse than expected asset performance.

During fiscal 2024, the retiree medical and life insurance plan experienced a gain on the liability of $4.5 primarily driven by an increase in the discount rate, retirees and spouses waiving medical coverage, and changes in pre-65 medical claim costs. The gain was slightly offset by increases in the medical trend assumption. During fiscal 2023 the retiree medical and life insurance plan experienced a gain on the liability of $3.3 primarily driven by the increase in the discount rate. Retirees waiving medical coverage and changes in the pre-65 medical claim costs also contributed to the gain, which was slightly offset by increases in the medical trend assumption.

The accumulated benefit obligation for the U.S. defined benefit pension plans was $12.5 and $13.0 as of June 30, 2024 and 2023, respectively. The accumulated benefit obligation for international defined benefit pension plans was $351.9 and $346.3 as of June 30, 2024 and 2023, respectively.
Pension plans with accumulated benefit obligations in excess of plan assets and projected benefit obligations in excess of plan assets are presented below:

	Pension plans with accumulated benefit obligations in excess of plan assets				Pension plans with projected benefit obligations in excess of plan assets
	U.S.		International		U.S.		International
	2024	2023	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$12.5	$13.0	$346.8	$342.0	$12.5	$13.0	$346.8	$342.0
Accumulated benefit obligation	12.5	13.0	338.7	333.7	12.5	13.0	338.7	333.7
Fair value of plan assets	—	—	112.2	106.2	—	—	112.2	106.2

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Net Periodic Benefit Cost
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Consolidated Statements of Operations are presented below:

	Year Ended June 30,
	Pension Plans						Other Post- Employment Benefits
	U.S.			International						Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$5.1	$4.8	$9.1	$0.5	$0.6	$0.8	$5.6	$5.4	$9.9
Interest cost	0.7	0.7	0.5	12.8	10.9	5.9	1.5	1.7	0.8	15.0	13.3	7.2
Expected return on plan assets	—	—	—	(4.8)	(3.4)	(4.5)	—	—	—	(4.8)	(3.4)	(4.5)
Amortization of prior service (credit) cost	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.4)
Amortization of net (gain) loss	(0.9)	(2.9)	0.4	(2.4)	(0.7)	(0.2)	(3.5)	(2.4)	(0.2)	(6.8)	(6.0)	—
Settlements (gain) loss recognized	—	—	—	—	0.2	1.8	—	—	—	—	0.2	1.8
Curtailment (gain) loss recognized	—	—	—	(0.1)	(0.7)	(1.3)	—	—	—	(0.1)	(0.7)	(1.3)
Net periodic benefit cost	$(0.2)	$(2.2)	$0.9	$10.5	$11.0	$10.7	$(1.7)	$(0.3)	$1.1	$8.6	$8.5	$12.7
Pre-tax amounts recognized in AOC(L)/I, which have not yet been recognized as a component of net periodic benefit cost are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial (loss) gain	$0.5	$1.4	$47.2	$55.3	$19.1	$18.2	$66.8	$74.9
Prior service credit (cost)	—	—	0.6	0.8	—	0.3	0.6	1.1
Total recognized in AOC(L)/I	$0.5	$1.4	$47.8	$56.1	$19.1	$18.5	$67.4	$76.0
Changes in plan assets and benefit obligations recognized in OCI/(L) during the fiscal year are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Net actuarial (loss) gain	$(0.1)	$0.8	$(4.8)	$14.7	$4.5	$3.3	$(0.4)	$18.8
Amortization or curtailment recognition of prior service (credit) cost	—	—	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	(0.9)	(2.9)	(2.4)	(0.5)	(3.5)	(2.4)	(6.8)	(5.8)
Effect of exchange rates	—	—	(0.9)	2.1	(0.1)	0.2	(1.0)	2.3
Total recognized in OCI/(L)	$(1.0)	$(2.1)	$(8.2)	$16.2	$0.7	$0.9	$(8.5)	$15.0
Pension and Other Post-Employment Benefit Assumptions
The weighted-average assumptions used to determine the Company’s projected benefit obligation above are presented below:

	Pension Plans				Other Post-Employment Benefits
	U.S.		International
	2024	2023	2024	2023	2024	2023
Discount rates	5.3%-5.4%	4.9%-5.3%	1.5%-3.9%	2.0%-4.2%	3.8%-5.4%	4.1%-5.1%
Future compensation growth rates	N/A	N/A	1.0%-3.2%	1.3%-3.2%	N/A	N/A

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)

The weighted-average assumptions used to determine the Company’s net periodic benefit cost in fiscal 2024, 2023 and 2022 are presented below:

	Pension Plans						Other Post- Employment Benefits
	U.S.			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rates	4.9%-5.3%	4.0%-4.7%	2.4%-2.6%	2.0%-4.2%	2.3%-3.4%	0.3%-1.6%	4.1%-5.1%	2.9%-4.7%	1.5%-2.8%
Future compensation growth rates	N/A	N/A	N/A	1.3%-3.2%	1.1%-3.2%	1.0%-2.5%	N/A	N/A	N/A
Expected long-term rates of return on plan assets	N/A	N/A	N/A	3.5%-4.5%	2.7%-3.8%	1.3%-3.8%	N/A	N/A	N/A
The health care cost trend rate assumptions have a significant effect on the amounts reported.

	Year Ended June 30,
	2024	2023	2022
Health care cost trend rate assumed for next year	8.3%	7.1%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2032	2030	2029
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
The target asset allocations for the Company’s pension plans as of June 30, 2024 and 2023, by asset category are presented below:

		% of Plan Assets at Year Ended
	Target	2024	2023
Equity securities	40%	35%	32%
Fixed income securities	50%	38%	37%
Cash and other investments	11%	27%	31%

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Fair Value of Plan Assets
The international pension plan assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2024 and 2023 are presented below:

	Level 1		Level 2		Level 3		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Equity securities	$32.8	$32.1	$—	$—	$—	$—	$32.8	$32.1
Fixed income securities:
Corporate securities	38.2	37.3	—	—	—	—	38.2	37.3
Other:
Cash and cash equivalents	0.3	0.2	—	—	—	—	0.3	0.2
Insurance contracts and other	—	—	—	—	56.9	51.4	56.9	51.4
Total pension plan assets	$71.3	$69.6	$—	$—	$56.9	$51.4	$128.2	$121.0
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The reconciliations of Level 3 plan assets measured at fair value in fiscal 2024 and 2023 are presented below:

	June 30, 2024	June 30, 2023
Insurance contracts:
Fair value—July 1	$51.4	$33.6
Return on plan assets	3.3	(0.3)
Purchases, sales and settlements, net	2.4	15.5
Effect of exchange rates	(0.2)	2.6
Fair value—June 30	$56.9	$51.4
Contributions
The Company plans to contribute approximately $1.3 to its remaining U.S. pension plan and expects to contribute approximately $15.9 and $2.1 to its international pension and other post-employment benefit plans, respectively, during fiscal 2025.
Estimated Future Benefit Payments
Expected benefit payments, which reflect expected future service, as appropriate, are presented below:

	Pension Plans		Other Post-Employment Benefits	Total
Fiscal Year Ending June 30,	U.S.	International
2025	$1.3	$22.2	$2.1	$25.6
2026	1.3	18.8	2.3	22.4
2027	1.2	19.8	2.5	23.5
2028	1.2	19.7	2.6	23.5
2029	1.2	21.6	2.8	25.6
2030 - 2032	5.1	105.0	14.6	124.7
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
As of June 30, 2024 and 2023, the notional amounts of the outstanding forward foreign exchange contracts designated as cash flow hedges were $22.3 and $28.0, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Consolidated Statements of Operations to which the derivative relates. As of June 30, 2024 and 2023, the notional amounts of these outstanding non-designated foreign currency forward and cross currency forward contracts were $1,797.6 and $1,653.5, respectively.

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
In fiscal 2022, the Company terminated certain existing interest rate swaps with notional amounts of $200.0 in exchange for cash payment of $1.9. The related loss from this termination is included in Interest expense, net, within the Consolidated Statement of Operations.
As of June 30, 2023, the Company had interest rate swap contracts designated as effective hedges in the notional amount of $200.0, which were fully terminated in December 2023 for a cash receipt of $2.1. The Company had no outstanding interest rate swap contracts as of June 30, 2024. As the forecasted interest expense under the original swap agreements is still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") will be amortized over the remaining life of the swaps. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of June 30, 2024 and 2023, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,611.6 million and €701.3 million, respectively. The designated hedge amounts were considered highly effective.
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

In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. Refer to Note 21—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain (loss) on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $14.6 and $(12.2) as of June 30, 2024 and 2023, respectively.
The accumulated loss on cross currency swaps designated as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(37.6) as of June 30, 2024 and 2023.
The amount of gains and losses recognized in OCI in the Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Fiscal Year Ended June 30,
	2024	2023	2022
Foreign exchange forward contracts	$2.0	$(3.7)	$(1.0)
Interest rate swap contracts	(0.1)	5.4	13.9
Net investment hedges	26.8	(53.9)	36.3
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $2.1 and $0.7 as of June 30, 2024 and 2023, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings, net of tax, within the next twelve months is $2.0. As of June 30, 2024, all of the Company’s remaining foreign currency forward contracts designated as hedges were highly effective.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The amount of gains and losses reclassified from AOCI/(L) to the Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Fiscal Year Ended June 30,
	2024		2023		2022
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain reclassified from AOCI into income	$(2.6)	$—	$(1.6)	$—	$1.7	$—
Interest rate swap contracts:
Amount of loss reclassified from AOCI into income	—	2.0	—	8.3	—	(13.0)
Derivatives not designated as hedging instruments:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Fiscal Year Ended June 30,
		2024	2023	2022
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$(5.1)	$(0.1)
Foreign exchange contracts	Interest income (expense), net	(30.1)	(69.3)	2.7
Foreign exchange and forward repurchase contracts	Other income (expense), net	(124.2)	168.7	18.4

20. REDEEMABLE NONCONTROLLING INTERESTS
As of June 30, 2024, the redeemable noncontrolling interests (“RNCI”) consist of interests in a consolidated subsidiary in the Middle East (“Middle East Subsidiary”). The noncontrolling interest holder in the Company’s Middle East Subsidiary had a 25% ownership share. The Company has the ability to purchase the remaining noncontrolling interest of 25% on December 31, 2028, with such transaction to close on December 31, 2029 (the “Call right”). In addition to the Call right feature, the noncontrolling interest holder has the right to sell the noncontrolling interest to the Company on December 31, 2028, with such transaction to close on December 31, 2029 (a “Put right”). The amount at which the Put right and Call right can be exercised is based on a formula prescribed by the amended shareholders’ agreement as summarized in the table below, multiplied by the noncontrolling interest holder’s percentage interest in the Middle East Subsidiary. Given the provision of the Put right, the entire noncontrolling interest is redeemable outside of the Company’s control and is recorded in the Consolidated Balance Sheets at the estimated redemption value. The Company adjusts the redeemable noncontrolling interest to the redemption values at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $93.6 and $93.5 as the redeemable noncontrolling interest balances as of June 30, 2024 and 2023, respectively.

Middle East Subsidiary
Percentage of redeemable noncontrolling interest	25%
Earliest exercise date(s)	December 2028
Formula of redemption value(a)	3-year average of EBIT * 6

(a) EBIT is defined in the amended shareholders’ agreement as the consolidated net earnings before interest and income tax.
21. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of June 30, 2024, the Company’s Common Stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of June 30, 2024, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 867.8 million.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
In the fiscal years ended June 30, 2024, 2023, and 2022, the Company issued 9.8, 13.8, and 3.3 million shares of its Class A Common Stock, respectively, and received $13.5, $0.9, and nil in cash, in connection with the exercise of employee stock options and settlement of RSUs.
On September 29, 2023 and October 2, 2023, the Company issued a total of 33.0 million shares of Class A common stock, par value $0.01 per share, at a public offering price of $10.80 (or €10.28) per share in a global offering (the “Offering”). The Company also announced the admission to listing and trading of its Common Stock on the professional segment of the Euronext Paris.
The Company received $348.4 from the Offering, net of $10.0 of underwriting fees. Additionally, the Company incurred $6.0 in other professional fees. The underwriting fees and other professional fees incurred in connection with the Offering were incremental costs directly attributable to the issuance and thus were presented as a reduction of Equity in the Consolidated Balance Sheets.
During the fiscal year ended June 30, 2022, the Company issued 69.9 million shares of its Class A Common Stock as a result of conversions of Series B Preferred Stock.
The Company’s Majority Stockholder
During the fiscal years ended June 30, 2024, 2023 and 2022, JAB Beauty B.V. (“JAB”), the Company’s largest stock holder, acquired 3.0, 0.0 and 0.0 million shares, respectively, of Class A Common Stock in the open market.
As of June 30, 2024 JAB may be deemed to beneficially own approximately 55% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Series B Preferred Stock on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 22—Share-Based Compensation Plans for additional information.
Preferred Stock
As of June 30, 2024, total authorized shares of preferred stock are 20.0 million.
Series A Preferred Stock
As of June 30, 2024, there were 1.0 million shares of Series A Preferred Stock, par value of $0.01 per share, authorized, issued and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
On March 27, 2017 a Series A Preferred Stock subscription agreement was entered into with Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder was entitled to exchange the vested shares after the fifth anniversary of the date of issuance. This exchange right expired on March 27, 2024. The Company has the right to redeem the Series A Preferred Stock (1.0 million shares) at a redemption price of $0.01 per share. The Company plans to redeem these shares of Series A Preferred Stock in accordance with their terms.
An (income) expense of $(0.8), $0.2, and $(0.2) was recorded during fiscal 2024, 2023 and 2022, respectively, and has been included in Selling, general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2024 and 2023, the Company classified nil and $0.8, respectively, of Series A Preferred Stock as a liability, recorded in Other noncurrent liabilities in the Consolidated Balance Sheet.
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Aggregator of 1.0 million shares of Convertible Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS Holdings S.à r.l, that is beneficially owned by Peter Harf, a director of the Company.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, KKR has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the twelve months ended June 30, 2024, 2023 and 2022, the Board of Directors declared dividends on the Series B Preferred Stock of

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
$13.2, $13.2 and $35.2, paid accrued dividends of $13.2, $13.2 and $55.8 and converted/exchanged dividends of nil, nil and $50.1, respectively. As of June 30, 2024 and 2023, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Dividends - Common Stock
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the year ended June 30, 2024.
The change in dividends accrued recorded to APIC in the Consolidated Balance Sheet as of June 30, 2024, 2023 and 2022 was nil, $0.1 and $0.8, respectively, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.3 and $0.7, of which $0.1 and $0.2 related to employee taxes, and $1.4 for the previously accrued dividends on RSUs that vested during the twelve months ended June 30, 2024, 2023 and 2022, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.8 and $1.0 as of June 30, 2024 and 2023, respectively. In addition, accrued dividends of $0.0 and $0.1 are included in Other noncurrent liabilities as of June 30, 2024 and 2023, respectively.
Treasury Stock - Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company’s share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of June 30, 2024, the Company has $796.8 remaining under the Share Repurchase Program.
In June 2022, December 2022, and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $200.0, $196.0, and $294.0 share buyback programs in 2024, 2025, and 2026, respectively. In connection with the June 2022, December 2022, and November 2023 Forward transactions, the Company incurred certain execution fees of $2.0, $2.0, and $2.9, respectively, which were recognized as a premium to the forward price recorded at inception and amortized ratably over the contract periods.
In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. The fair value of the shares repurchased was approximately $350.6, which was recorded as an increase to Treasury stock in the Consolidated Balance Sheets and Consolidated Statements of Equity.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 9.8% and 8.2%, respectively, as of June 30, 2024.
As part of the December 2022 Forward transaction, two of the Counterparties purchased approximately 11.0 million shares of the Company’s Class A Common Stock. In addition, as part of the November 2023 Forward transaction, the Counterparties purchased 25.0 million shares of the Company’s Class A Common Stock. These Forward agreements require the Company to: (i) repurchase the shares on or before December 15, 2024 and December 31, 2025, respectively, at a price based on the weighted average of the daily volume weighted average price (“VWAP”) during the initial acquisition period (“Initial Price”); or (ii) at the Company’s option, pay or receive the difference between the Final Price, defined as the weighted average of the daily VWAP during the unwind period as defined in the agreement, and Initial Price of the Forwards.
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

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense (income), net in the Consolidated Statement of Operations.
The fair values of the Company’s Forwards were $(12.4) and $219.8 as of June 30, 2024 and 2023, respectively. The Forwards are valued principally based on the change in the quoted market price of the Company’s common stock price between the inception date and the end of the period. We classify these instruments as Level 2.
Accumulated Other Comprehensive (Loss) Income

		Foreign Currency Translation Adjustments
	(Losses) Gains on Cash Flow Hedges	(Losses) Gains on Net Investment Hedge	Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Beginning balance at July 1, 2022	$4.3	$4.1	$(770.8)	$44.5	$(717.9)
Other comprehensive income (loss) before reclassifications	1.7	(53.9)	102.9	14.7	65.4
Net amounts reclassified from AOCI/(L) (a)	(5.3)	—	—	(4.6)	(9.9)
Net current-period other comprehensive income (loss)	(3.6)	(53.9)	102.9	10.1	55.5
Ending balance at June 30, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive income (loss) before reclassifications	1.2	26.8	(155.1)	(0.5)	(127.6)
Net amounts reclassified from AOCI/(L) (a)	0.2	—	—	(5.3)	(5.1)
Net current-period other comprehensive income (loss)	1.4	26.8	(155.1)	(5.8)	(132.7)
Ending balance at June 30, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)

(a) Amortization of actuarial gains of $7.1 and $6.1, net of taxes of $1.8 and $1.5, were reclassified out of AOCI/(L) and included in the computation of net period pension costs for the fiscal years ended June 30, 2024 and 2023, respectively (see Note 18—Employee Benefit Plans).
22. SHARE-BASED COMPENSATION PLANS
The Company has various share-based compensation programs (“the Compensation Plans”) under which awards, including non-qualified stock options, Series A Preferred Stock, RSUs, PRSUs, restricted stock and other share-based awards, may be granted or shares of Class A Common Stock may be purchased. As of June 30, 2024, 114.5 million shares of the Company's Class A Common Stock were authorized to be granted pursuant to these Plans. As of June 30, 2024, approximately 46.0 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with new shares.
Total share-based compensation from continuing operations is shown in the table below:

	2024	2023	2022
Equity plan expense (a)	$88.5	$134.7	$195.4
Liability plan expense	0.3	1.2	0.1
Fringe expense	3.0	1.7	2.3
Total share-based compensation expense(b)	$91.8	$137.6	$197.8
Income tax benefits recognized in earnings related to share-based compensation	$3.0	$2.2	$1.6
Excess tax benefits related to share-based compensation	$1.1	$—	$0.2

(a) Equity plan shared-based compensation expense of $88.5, $134.7, and $195.4 was recorded to additional paid in capital and presented in the Consolidated Statement of Equity for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
(b)Expenses relating to share-based awards granted to non-Coty employees (Wella) are recorded within Other expense (income), net, within the Consolidated Statement of Operations. See Note 25 -Related Party Transactions for additional information.
The share-based compensation expense for fiscal 2024, 2023 and 2022 of $91.8, $137.6 and $197.8, respectively, includes $91.8, $138.7 and $202.0 expense for the respective period offset by nil, $(1.1) and $(4.2) of income for the respective periods primarily due to significant executive forfeitures of share-based compensation instruments.
As of June 30, 2024, the total unrecognized share-based compensation expense related to unvested stock options, PRSUs, and restricted stock units and other share awards is $0.1, $30.3 and $134.7, respectively. The unrecognized share-based compensation expense related to unvested stock options, PRSUs, and restricted stock units and other share awards is expected to be recognized over a weighted-average period of 0.38, 2.18 and 3.30 years, respectively.
Non-Qualified Stock Options
During fiscal 2024, 2023 and 2022, the Company granted nil, non-qualified stock option awards. These options are accounted for using equity accounting whereby the share-based compensation expense is estimated and fixed at the grant date based on the estimated value of the options using the Black-Scholes valuation model.
Non-qualified stock options generally become exercisable five years from the date of the grant or on a graded vesting schedule where 60% of each award granted vests after three years, 20% of each award granted vests after four years and 20% of each award granted vests after five years. All grants expire ten years from the date of the grant.
The Company’s outstanding non-qualified stock options as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	5.1	$13.06
Exercised	(1.2)	11.08
Forfeited	(0.3)	11.79
Outstanding at June 30, 2024	3.6	$13.82
Vested and expected to vest at June 30, 2024	3.5	$13.85	$—	3.91
Exercisable at June 30, 2024	3.3	$13.98	$—	3.80
Of the 3.6 million stock options outstanding at June 30, 2024, 1.7 million vest on the fifth anniversary of the grant date and 1.9 million vest on the graded vesting schedule.
As of June 30, 2024, the grant prices of the outstanding options ranged from $11.08 to $19.17, and the grant prices for exercisable options ranged from $11.08 to $19.17.
The total intrinsic value of stock options vested and exercised during fiscal 2024, 2023 and 2022 was $1.2, $0.1 and nil.
The Company’s non-vested non-qualified stock options as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2023	1.0	$3.02
Vested	(0.4)	2.93
Forfeited	(0.3)	2.88
Non-vested at June 30, 2024	0.3	$3.41
The share-based compensation expense recognized on the non-qualified stock options was $0.3, $1.3 and $(0.9) during fiscal 2024, 2023 and 2022, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Series A Preferred Stock
In addition to the Executive Ownership Programs discussed above, the Series A Preferred Stock are accounted for partially as equity and partially as a liability as of June 30, 2024, 2023 and 2022 and the Company recognized an (income) expense of $(0.8), $0.2 and $(0.2) in fiscal 2024, 2023 and 2022, respectively. See Note 21—Equity and Convertible Preferred Stock for additional information.
The Company uses the binomial lattice or the Black-Scholes model to value the outstanding Series A Preferred Stocks. The fair value of the Company’s outstanding Series A Preferred Stock were estimated with the following assumptions.

	2023	2022
Expected life, in years	0.74 years	1.74 years
Expected volatility	66.31%	65.57%
Risk-free rate of return	5.44%	2.89%
Dividend yield on Class A Common Stock	—%	1.56%
Pursuant to the Series A Preferred Stock subscription agreement dated March 27, 2017, the vested Series A Preferred Stock expired on March 31, 2024. As such, the fair value of the outstanding Series A Preferred Stock was zero and no valuation was performed.
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
Series A Preferred Shares generally expire seven years from the date of the grant.
The Company’s outstanding Series A Preferred Shares as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	1.0	$22.39
Forfeited	—	—
Outstanding at June 30, 2024	1.0	—
Vested and expected to vest at June 30, 2024	—	$—	$—	—
Exercisable	—	$—	$—	—
The Company has no non-vested shares of Series A Preferred Stock as of June 30, 2024 or 2023.
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
Restricted Stock Units
During fiscal 2024, 2023 and 2022, 4.1 million, 17.2 million and 4.6 million RSUs were granted under the Omnibus LTIP and 0.3 million, 0.3 million and 0.3 million RSUs were granted under the 2007 Stock Plan for Directors, respectively.
The Company’s outstanding RSUs as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2023	33.9
Granted	4.4
Settled	(15.1)
Cancelled	(1.1)
Outstanding at June 30, 2024	22.1
Vested and expected to vest at June 30, 2024	19.5	$195.7	2.85
The share-based compensation expense recorded in connection with the RSUs and other share awards was $78.5, $131.9 and $197.2 during fiscal 2024, 2023 and 2022, respectively, of which $36.5, $96.6 and $170.9 related to Ms. Nabi's award, as described above.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding and non-vested RSUs as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2023	33.4	$9.38
Granted	4.4	9.79
Vested	(15.4)	8.36
Cancelled	(1.1)	7.59
Outstanding and nonvested at June 30, 2024	21.3	$9.92
The total intrinsic value of RSUs vested and settled during fiscal 2024, 2023 and 2022 is $166.7, $34.3 and $33.5, respectively.
Performance Restricted Stock Units
During fiscal 2024 and 2023, 4.0 million and 1.2 million PRSUs were granted under the Omnibus LTIP, respectively.
The Company’s outstanding PRSUs as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2023	1.2
Granted	4.0
Settled	—
Cancelled	(0.1)
Outstanding at June 30, 2024	5.1
Vested and expected to vest at June 30, 2024	4.4	43.9	2.05
The share-based compensation expense recorded in connection with the PRSUs was $10.7, $1.5 and nil during fiscal 2024, 2023 and 2022, respectively, of which $5.4, nil and nil related to Ms. Nabi's award, as described above.
The Company’s outstanding and non-vested PRSUs as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2023	1.2	$6.62
Granted	4.0	10.53
Vested	—
Cancelled	(0.1)	7.86
Outstanding and nonvested at June 30, 2024	5.1	$9.66
The total intrinsic value of PRSUs vested and settled during fiscal 2024, 2023 and 2022 was nil.
Restricted Stock
During fiscal 2024, 2023 and 2022, 0.3 million, 0.4 million, and 0.3 million, restricted stock awards were granted under the Omnibus LTIP, respectively.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company’s outstanding restricted stock as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at July 1, 2023	0.7
Granted	0.3
Settled	(0.5)
Cancelled	(0.5)
Outstanding at June 30, 2024	—
Vested and expected to vest at June 30, 2024	—	$—	—
The share-based compensation expense recorded in connection with the restricted stock was $3.1, $2.7, $1.8 during fiscal 2024, 2023 and 2022, respectively. Due to significant executive forfeitures, 0.5 million shares of restricted stock were cancelled and reclassified as Treasury Stock.
The Company’s outstanding and non-vested restricted stock as of June 30, 2024 and activity during the fiscal year then ended are presented below:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Outstanding and nonvested at July 1, 2023	0.7	$6.94
Granted	0.3	9.63
Vested	(0.5)	9.19
Cancelled	(0.5)	8.09
Outstanding and nonvested at June 30, 2024	—	$—
The total intrinsic value of restricted stock vested and settled during fiscal 2024, 2023 and 2022 was $5.0, $2.6 and $1.7, respectively.
Phantom Units
On July 21, 2015, the Board granted Mr. Becht, the Company’s former Chairman of the Board and interim CEO, an award of 300,000 phantom units, in consideration of Mr. Becht’s increased and continuing responsibilities as interim CEO of the Company. Each phantom unit has an economic value equivalent to one share of the Company’s Class A Common Stock settleable in cash or shares at the election of Mr. Becht. The award to Mr. Becht was made outside of the Company’s Omnibus LTIP. On July 24, 2015, Mr. Becht elected to receive payment of the phantom units in the form of shares of Class A Common Stock and the phantom units were valued at $8.0. The phantom units vested on the fifth anniversary of the grant date and remain outstanding as of June 30, 2024.
23. NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Net income (loss) attributable to Coty Inc. common stockholders per common share (“basic EPS”) is computed by dividing net income (loss) attributable to Coty Inc. less any dividends on Series B Preferred Stock by the weighted-average number of common shares outstanding during the period.
Net income (loss) attributable to Coty Inc. common stockholders per common share assuming dilution (“diluted EPS”) is computed by adjusting the numerator used in basic EPS to add back the dividends applicable to the Series B Preferred Stock, if dilutive, and using the basic EPS weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period as the denominator. Potentially dilutive securities consist of non-qualified stock options, Series A Preferred Stock, RSUs, unvested restricted stock awards and potential shares resulting from the conversion of the Series B Preferred Stock as of June 30, 2024, 2023 and 2022.
Net income (loss) attributable to Coty Inc. is adjusted through the application of the two-class method of income per share to reflect a portion of the periodic adjustment of the redemption value in excess of fair value of the redeemable noncontrolling

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
interests. There is no excess of redemption value over fair value of the redeemable noncontrolling interests in fiscal 2024, 2023 and 2022. In addition, there are no participating securities requiring the application of the two-class method of income per share.
Reconciliation between the numerators and denominators of the basic and diluted EPS computations is presented below:

	Year Ended June 30,
	2024	2023	2022
Amounts attributable to Coty Inc.:
Net income (loss) from continuing operations	$89.4	$508.2	$253.8
Convertible Series B Preferred Stock dividends	(13.2)	(13.2)	(198.3)
Net income (loss) from continuing operations attributable to common stockholders	76.2	495.0	55.5
Net income (loss) from discontinued operations, net of tax	—	—	5.7
Net income (loss) attributable to common stockholders	$76.2	$495.0	$61.2
Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	874.4	849.0	820.6
Effect of dilutive stock options and Series A Preferred Stock (a)	0.1	—	—
Effect of restricted stock, PRSUs and RSUs (b)	8.9	13.8	13.5
Effect of Convertible Series B Preferred Stock (c)	—	23.7	—
Effect of Forward Repurchase Contracts (d)	—	—	—
Weighted-average common shares and common share equivalents outstanding—Diluted	883.4	886.5	834.1

Earnings (losses) per common share
Earnings from continuing operations per common share - basic	$0.09	$0.58	$0.07
Earnings (losses) from continuing operations per common share - diluted (e)	$0.09	$0.57	$0.07

Earnings from discontinued operations - basic	$0.00	$0.00	$0.01
Earnings from discontinued operations - diluted	$0.00	$0.00	$0.01

Earnings (losses) per common share - basic	$0.09	$0.58	$0.08
Earnings (losses) per common share - diluted (e)	$0.09	$0.57	$0.08

(a) As of June 30, 2024, 2023, and 2022, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 2.8 million, 4.8 million, and 8.3 million weighted average anti-dilutive shares of Common Stock, respectively, were excluded from the computation of diluted EPS.
(b) As of June 30, 2024, 2023, and 2022, there were 1.0 million, 3.2 million, and 1.6 million weighted average anti-dilutive RSUs, respectively, were excluded from the computation of diluted EPS.
(c ) As of June 30, 2024 and 2022, there were 23.7 million and 65.4 million dilutive shares of Convertible Series B Preferred Stock, respectively, were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the twelve months ended June 30, 2024, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as their inclusion would be anti-dilutive. For the twelve months ended June 30, 2023, potential shares for the Forward Repurchase Contracts were excluded from the computation of diluted EPS as Coty is in the position to receive shares from the counterparties and as such their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, PRSUs and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $13.2, $13.2, and $198.3, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
cash of $73.4, $(101.8), and $0, respectively, if dilutive, for the twelve months ended June 30, 2024, 2023, and 2022 on net income applicable to common stockholders during the period.

24. LEGAL AND OTHER CONTINGENCIES
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

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of June 30, 2024 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of June 30, 2024
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$873.8 million (approximately $158.8)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated[1]	IPI	2016-2017	R$438.3 million (approximately $79.7)
Nov-22		IPI	2018-2019	R$592.3 million (approximately $107.7)
Mar-24		IPI	2020	R$33.5 million (approximately $6.1)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$225.4 million (approximately $41.0)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$46.9 million (approximately $8.5)

1The case is scheduled to be heard by an administrative court in late August 2024.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive, for which the Company received an unfavorable first instance ruling and has filed an appeal to the Court. In the first quarter of fiscal 2024, the Company filed a motion for clarification as a step before potentially appealing to a Brazilian higher court, which was denied. In December 2023, the Company filed appeals to be remitted to the Brazilian Superior Court of Justice and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court as the case is under discussion. In January 2024, the motion to grant the suspension of the state’s ability to collect the above tax incentives was dismissed. In April 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case. The case is scheduled to be heard by the Superior Court of Justice in late August 2024. The Company has been required to provide surety bonds of R$135.2 million (approximately $25.0) and cash deposits of R$124.5 million (approximately $22.6) as of June 30, 2024, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Consolidated Balance Sheet.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$311.9 (approximately $56.7) as of June 30, 2024, to guarantee payment if the case is resolved against Coty.

All other cases are currently in the administrative process.

The Company expects that cases may move from the administrative to the judicial process in case Coty does not receive a favorable decision at the administrative level, although the exact timing is uncertain. For cases in the judicial process, the Company will be required to make a judicial deposit or enter into a surety bond for the disputed tax assessment, interest and penalties. The judicial process in Brazil is likely to take a number of years to conclude. The Company is seeking favorable judicial and administrative decisions on the tax enforcement actions filed by the tax authorities for these assessments. The Company believes it has meritorious defenses and it has not recognized a loss for these assessments as the Company does not believe a loss is probable.

Other Commitments
At June 30, 2024, the aggregate future minimum purchase obligations, which include commitments to purchase inventory and other services agreements, were as follows:

Fiscal Year Ending June 30,	Purchase Obligations
2025	$750.4
2026	78.6
2027	44.6
2028	24.2
2029	—
Thereafter	—
Total	$897.8
25. RELATED PARTY TRANSACTIONS
Performance Guarantee
In connection with the sales of certain businesses, the Company has assigned its rights and obligations under a real estate lease to JAB Partners LLP. The remaining term of this lease is approximately seven years. While the Company is no longer the primary obligor under this lease, the lessor has not completely released the Company from its obligation, and holds it secondarily liable in the event that the assignee defaults on the lease. The maximum potential future payments that the Company could be required to make, if the assignee was to default as of June 30, 2024, would be approximately $3.6. The Company has assessed the probability of default by the assignee and has determined it to be remote.
Equity Transfer Agreement
In connection with the Award granted to the Company’s CEO on June 30, 2021, JAB Beauty B.V. agreed to transfer to her (either directly or through contributing to the Company) one-half of the total number of shares of Common Stock owed to her when the Award vests, which has now been fulfilled. See Note 22—Share-Based Compensation Plans for more information on the Award.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
Relationship with KKR
As noted in Note 21—Equity and Convertible Preferred Stock, in fiscal 2020 KKR Aggregator purchased Series B Preferred Stock. This preferred stock conveyed to KKR Aggregator the right to designate two directors to the Company’s Board of Directors and voting rights on an as-converted basis. As a result of various conversions/exchanges described below, KKR no longer holds any preferred stock of the Company and no longer has the right to designate any directors to the Company's Board of Directors.
•On November 16, 2020, KKR Aggregator and affiliated investment funds agreed to sell 146,057 shares of Series B Preferred Stock to HFS Holdings S.à r.l, a private limited liability company incorporated under the laws of Luxembourg that is beneficially owned by Peter Harf, a director of the Company. The transaction, which was subject to customary closing conditions, closed on August 27, 2021.
•On September 10, 2021, KKR Aggregator converted a portion of its Series B Preferred Stock into Class A common stock and completed a secondary public offering of the converted shares of Class A common stock.
•On October 20, 2021, the Company completed the sale of a 9.4% stake in Wella to KKR Aggregator in exchange for the redemption of 290,465 shares of KKR's Series B Convertible Preferred Stock shares in Coty and a portion of unpaid dividends .
•On November 10, 2021, KKR Aggregator converted 123,219 shares of Series B Preferred Stock, and $1.2 of unpaid dividends into 19,944,701 shares of Class A common stock. Immediately after the conversion, KKR Aggregator completed a sale of 19,944,701 shares of Class A common stock.
•On November 30, 2021, Coty completed the sale of an additional 4.7% stake in Wella to KKR Aggregator. The Company’s total shareholding in the Wella Company is now 25.84%.
From time to time, certain funds held by KKR may hold the Company’s Senior Secured and Unsecured Notes (as defined in Note 14—Debt). These funds may receive principal and interest payments on the same terms as other investors in the Company’s Senior Secured and Unsecured Notes.
Wella
As of June 30, 2024, Coty owned 25.84% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 12—Equity Investments.
On December 22, 2021, the Company entered into an agreement with (“KKR Bidco”) related to post-closing adjustments to the purchase consideration the Wella Business. In relation to this contingent consideration agreement, the Company received cash proceeds of $6.0 during fiscal 2024 and recognized gains of $19.7, $30.8, and $0.7, during fiscal 2024, 2023 and 2022, respectively, reported in Other expense (income), net.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”). Subject to the terms of this TSA, the Company will perform services for Wella in exchange for related service fees. Such services include billing and collecting from Wella customers, certain logistics and warehouse services, as well as other administrative and systems support. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $2.2 and $10.0, respectively, for the year ended June 30, 2024, $3.3 and $7.6, respectively for the year ended June 30, 2023, and $87.5 and $6.7, respectively for the year ended June 30, 2022. The TSA fees are principally invoiced on a cost plus basis. The TSA fees and other fees were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Statement of Operations. As of June 30, 2024, accounts receivable from and accounts payable to Wella of $40.0 and nil, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Balance Sheets. Additionally, as of June 30, 2024, the Company has accrued $33.5 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Consolidated Balance Sheet.
In accordance with the separation agreement with Wella, Coty shall retain and be solely responsible for any amounts payable to former Coty employees transferred to Wella (“Wella employees”), who participated in the Coty Long-Term Incentive Plan. The Wella employees will continue to participate and vest on the current terms for the remaining vesting period after the separation. As such, Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the years ended June 30, 2024, 2023, and 2022 Coty recorded $2.1, $4.6, and $0.7 of share-based compensation expense related to Wella employees, which was presented as part of Other expense (income), net in the Consolidated Statements of Operations.

COTY INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except per share data)
The Company also entered into an agreement with Wella to provide management, consulting and financial services to Wella and its direct and indirect divisions, subsidiaries, parent entities and controlled affiliates (in assisting it in the management of its business). Fees earned and reflected in Other expense (income), net in fiscal years 2024, 2023 and 2022 were $1.2, $2.7, and nil respectively.
The Company has certain sublease arrangements with Wella after the sale. For the years ended June 30, 2024, 2023 and 2022, the Company reported sublease income of $8.2, $9.1, and $13.3 from Wella.

Orveda
The disinterested members of the Board reviewed and approved the entry into a license agreement with Orveda, an ultra-premium skincare brand co-founded by Coty’s CEO, Sue Nabi. Ms. Nabi has no continuing formal role at Orveda or economic interest in Orveda as a result of divesting her interests which was settled in cash in December 2021; however her business partner and co-founder, Nicolas Vu, is the sole owner and CEO of Orveda, and Mr. Vu also provides consulting services to Coty under the terms of a separate agreement. The initial term of the Orveda license agreement is five years, with two five-year automatic renewals subject to the achievement of certain net revenue milestones. The principal terms of the license agreement are consistent with other Coty prestige licenses and the Board determined that the terms were no more favorable than to an unaffiliated third party.
Consulting Services and Other Arrangements
Until June 30, 2023, Beatrice Ballini, a director, served as a senior member of the Retail Practice and a leader of the Board and CEO Advisory Partners group at Russell Reynolds Associates. From time to time, the Company has engaged Russell Reynolds Associates, a global leadership and search firm, for recruiting assistance. The amounts of such services provided to the Company for fiscal 2023 and 2022 were $0.9 and $0.7, respectively. As of fiscal 2024, Russell Reynolds Associates is no longer a related party.

26. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the consolidated balance sheet date of June 30, 2024 through the date of issuance of the Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended June 30, 2024, 2023, and 2022
($ in millions, except per share data)
Valuation and Qualifying Accounts (a)

Description	Three Years Ended June 30,
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts and other customer deductions:
2024	$23.2	8.9	(7.8)	(a)	$24.3
2023	53.4	4.3	(34.5)	(a)	23.2
2022	47.7	26.2	(20.5)	(a)	53.4
Allowance for customer returns:
2024	$82.8	112.6	(131.6)		$63.8
2023	95.3	103.0	(115.5)		82.8
2022	89.9	128.4	(123.0)		95.3
Deferred tax valuation allowances:
2024	$60.7	100.9	(10.2)		$151.4
2023	41.7	21.7	(2.7)		60.7
2022	33.4	12.5	(4.2)		41.7

(a)Includes amounts written-off, net of recoveries and cash discounts.

S-1