Form 10-Q
period 2024-09-30
COTY INC.
filed 2024-11-06
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At October 31, 2024, 869,898,360 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net revenues	$1,671.5	$1,641.4
Cost of sales	576.9	599.5
Gross profit	1,094.6	1,041.9
Selling, general and administrative expenses	808.0	767.4
Amortization expense	48.1	48.6
Restructuring costs	0.7	28.4
Operating income	237.8	197.5
Interest expense, net	61.8	69.8
Other expense, net	43.3	76.6
Income before income taxes	132.7	51.1
Provision for income taxes	42.0	40.9
Net income	90.7	10.2
Net income attributable to noncontrolling interests	2.1	1.1
Net income attributable to redeemable noncontrolling interests	5.7	7.5
Net income attributable to Coty Inc.	$82.9	$1.6
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	82.9	1.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income (loss) attributable to common stockholders	$79.6	$(1.7)

Earnings per common share:
Earnings per common share - basic	$0.09	$—
Earnings per common share - diluted	0.09	—
Weighted-average common shares outstanding:
Basic	867.9	854.3
Diluted	875.3	854.3
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net income	$90.7	$10.2
Other comprehensive income (loss):
Foreign currency translation adjustment	120.6	(114.5)
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $0.4 and $(0.7), during the three months ended, respectively	(0.8)	1.5
Pension and other post-employment benefits adjustment, net of tax of $(0.4) and $0.9, during the three months ended, respectively	0.9	(2.1)
Total other comprehensive income (loss), net of tax	120.7	(115.1)
Comprehensive income (loss)	211.4	(104.9)
Comprehensive income attributable to noncontrolling interests:
Net income	2.1	1.1
Total comprehensive income attributable to noncontrolling interests	2.1	1.1
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.7	7.5
Foreign currency translation adjustment	0.1	(0.1)
Total comprehensive income attributable to noncontrolling interests	5.8	7.4
Comprehensive income (loss) attributable to Coty Inc.	$203.5	$(113.4)
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$283.6	$300.8
Restricted cash	23.9	19.8
Trade receivables—less allowances of $29.8 and $24.3, respectively	703.5	441.6
Inventories	782.5	764.1
Prepaid expenses and other current assets	440.2	437.2
Total current assets	2,233.7	1,963.5
Property and equipment, net	715.6	718.9
Goodwill	3,983.7	3,905.7
Other intangible assets, net	3,612.5	3,565.6
Equity investments	1,089.6	1,090.6
Operating lease right-of-use assets	264.6	255.3
Deferred income taxes	512.4	490.8
Other noncurrent assets	103.9	92.1
TOTAL ASSETS	$12,516.0	$12,082.5
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323.3	$1,405.6
Accrued expenses and other current liabilities	1,174.8	1,067.3
Short-term debt and current portion of long-term debt	3.3	3.0
Current operating lease liabilities	62.6	57.8
Income and other taxes payable	73.6	68.1
Total current liabilities	2,637.6	2,601.8
Long-term debt, net	3,934.4	3,841.8
Long-term operating lease liabilities	223.9	218.7
Pension and other post-employment benefits	285.3	275.2
Deferred income taxes	582.6	549.9
Other noncurrent liabilities	379.1	347.4
Total liabilities	8,042.9	7,834.8
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at September 30, 2024 and June 30, 2024	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	98.8	93.6
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at September 30, 2024 and June 30, 2024	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 962.1 issued and 867.8 outstanding at September 30, 2024 and June 30, 2024	9.6	9.6
Additional paid-in capital	11,322.6	11,308.0
Accumulated deficit	(4,815.6)	(4,898.5)
Accumulated other comprehensive loss	(674.5)	(795.1)
Treasury stock—at cost, shares: 94.3 at September 30, 2024 and June 30, 2024	(1,796.9)	(1,796.9)
Total Coty Inc. stockholders’ equity	4,045.2	3,827.1
Noncontrolling interests	186.7	184.6
Total equity	4,231.9	4,011.7
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,516.0	$12,082.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2024
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2024	1.0	$—	962.1	$9.6	$—	$11,308.0	$—	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
Share-based compensation expense						16.9						16.9		16.9
Equity Investment contribution for share-based compensation						0.4						0.4		0.4
Changes in dividends accrued						—						—		—
Dividends Accrued - Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								82.9				82.9	2.1	85.0	5.7
Other comprehensive income									120.6			120.6	—	120.6	0.1
Adjustment of redeemable noncontrolling interests to redemption value						0.6						0.6		0.6	(0.6)
Distribution to noncontrolling interests, net												—	—
BALANCE—September 30, 2024	1.0	$—	962.1	$9.6	$—	$11,322.6	$—	$(4,815.6)	$(674.5)	94.3	$(1,796.9)	$4,045.2	$186.7	$4,231.9	$98.8	$142.4
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

See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90.7	$10.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.6	106.8
Non-cash lease expense	15.6	15.8
Deferred income taxes	19.1	22.8
Provision for bad debt	2.7	1.0
Provision for pension and other post-employment benefits	2.7	2.5
Share-based compensation	17.0	29.7
Gains on disposals of long-term assets, net	—	(1.0)
Realized and unrealized losses/(gains) from equity investments, net	1.0	(3.2)
Foreign exchange effects	12.9	8.2
Unrealized losses on forward repurchase contracts, net	29.9	65.4
Other	15.4	11.5
Change in operating assets and liabilities
Trade receivables	(251.6)	(190.8)
Inventories	2.5	(9.9)
Prepaid expenses and other current assets	2.1	(47.4)
Accounts payable	(80.5)	(22.4)
Accrued expenses and other current liabilities	80.4	183.8
Operating lease liabilities	(13.6)	(16.0)
Income and other taxes payable	27.0	10.3
Other noncurrent assets	(11.4)	(9.4)
Other noncurrent liabilities	0.9	18.3
Net cash provided by operating activities	67.4	186.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75.3)	(62.2)
Payment for acquisition of license agreement	(2.0)	—
Net cash used in investing activities	(77.3)	(62.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving loan facilities	319.4	834.0
Repayments of revolving loan facilities	(322.6)	(962.0)
Proceeds from issuance of other long-term debt	—	1,284.3
Repayments of term loans and other long-term debt	—	(1,186.6)
Dividend payments on Class B Preferred Stock	(3.3)	(3.3)
Net proceeds from (payments of) foreign currency contracts	5.4	(4.0)
Payments related to forward repurchase contracts	(6.7)	(3.9)
Payment of deferred financing fees	(2.0)	(36.0)
All other	(0.6)	(1.1)
Net cash used in financing activities	(10.4)	(78.6)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7.2	(11.5)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13.1)	33.9
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	320.6	283.8

CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$307.5	$317.7
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$57.5	$35.4
Net cash paid for income taxes	14.1	16.1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$69.9	$85.1
Receivable from issuance of common stock, net of offering costs	—	343.0
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
The Company operates on a fiscal year basis with a year-end of June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2025” refer to the fiscal year ending June 30, 2025. When used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2024. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2025. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of September 30, 2024 and June 30, 2024, the Company had restricted cash of $23.9 and $19.8, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of September 30, 2024 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of September 30, 2024. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
Equity Investments
The Company elected the fair value option to account for its investment in Rainbow JVCO LTD and subsidiaries (together, "Wella" or the “Wella Company”) to align with the Company’s strategy for this investment. The fair value is updated on a quarterly basis. The investment is classified within Level 3 in the fair value hierarchy because the Company estimates the fair value of the investment using a combination of the income approach, the market approach and private transactions, when applicable. Changes in the fair value of equity investment under the fair value option are recorded in Other expense, net within the Condensed Consolidated Statements of Operations (see Note 6—Equity Investments).
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
Tax Information
The effective income tax rate for the three months ended September 30, 2024 and 2023 was 31.7% and 80.0%, respectively. The decrease in the effective tax rate was primarily attributable to the impact of a higher effective tax rate in the prior year period related to the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland resulting in an expense of $24.3.
The effective tax rate of 31.7% for the three months ended September 30, 2024 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense.

The effective tax rate of 80.0% in the three months ended September 30, 2023 was higher than the Federal statutory rate of 21% primarily due to an expense of $24.3 recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland as well as the limitation on the deductibility of executive stock compensation.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of September 30, 2024 and June 30, 2024, the gross amount of UTBs was $216.6 and $215.3, respectively. As of September 30, 2024, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $178.4. As of September 30, 2024 and June 30, 2024, the liability associated with UTBs, including accrued interest and penalties, was $212.8 and $200.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $3.8 and $1.3 for the three months ended September 30, 2024 and 2023, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024 was $34.0 and $30.2, respectively. On the basis of the information available as of September 30, 2024, it is reasonably possible that a decrease of up to $29.0 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
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

	Three Months Ended September 30,
SEGMENT DATA	2024	2023
Net revenues:
Prestige	$1,114.1	$1,064.7
Consumer Beauty	557.4	576.7
Total	$1,671.5	$1,641.4

Operating income (loss):
Prestige	241.5	221.6
Consumer Beauty	14.0	32.0
Corporate	(17.7)	(56.1)
Total	$237.8	$197.5
Reconciliation:
Operating income	237.8	197.5
Interest expense, net	61.8	69.8
Other expense, net	43.3	76.6
Income before income taxes	$132.7	$51.1

During the first quarter of fiscal 2025, the Company revised the definitions of its product categories to better monitor against its long-term strategic objectives and to refine the presentation of certain multi-category brands. As a result, the Company has made certain reclassifications of its product sales among its product categories. The prior period has been recast to reflect the current period presentation.
Fragrance products include a variety of perfumes and colognes offering various scents to suit individual preferences and occasions. Color Cosmetic products include lip, eye, facial and other color products including nail color. Body care and other products include shower gels, body sprays, and deodorants. Skincare products include moisturizers, serums, sun treatment, cleansers, toners and anti-aging creams designed to nourish, protect and improve the skin's appearance and health.
Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended September 30,
PRODUCT CATEGORY	2024	2023
Fragrance	70.2%	66.4%
Color Cosmetics	22.0	24.6
Body Care & Other	4.7	5.8
Skincare	3.1	3.2
Total	100.0%	100.0%

4. RESTRUCTURING COSTS
Restructuring costs for the three months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,
	2024	2023
Current Restructuring Actions	$0.7	$28.6
Transformation Plan	—	(0.2)
Total	$0.7	$28.4
Current Restructuring Actions
The Company continues to analyze our cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The Company has incurred cumulative restructuring charges of $39.9 related to approved initiatives through September 30, 2024, which have been recorded in Corporate. The liability balances were $36.7 and $37.9 at September 30, 2024 and June 30, 2024 respectively. The Company currently estimates that the total remaining accrual of $36.7 will result in cash expenditures of approximately $16.4, $15.6 and $4.7 in fiscal 2025, 2026 and thereafter, respectively.
Transformation Plan
The Company previously announced a four-year plan to drive substantial improvement and optimization in the Company's businesses, under which the Company expected to incur restructuring and related costs (the “Transformation Plan”), which is now substantially complete. Of the expected costs, the Company has incurred cumulative restructuring charges of $214.3 related to approved initiatives through September 30, 2024, which have been recorded in Corporate. The related liability balances were $4.7 at September 30, 2024 and June 30, 2024. The Company currently estimates that the total remaining accrual of $4.7 will result in cash expenditures of approximately $3.7 and $0.9 in fiscal 2025 and 2026, respectively.
5. INVENTORIES
Inventories as of September 30, 2024 and June 30, 2024 are presented below:

	September 30, 2024	June 30, 2024
Raw materials	$207.4	$201.2
Work-in-process	10.9	10.4
Finished goods	564.2	552.5
Total inventories	$782.5	$764.1

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	September 30, 2024	June 30, 2024
Equity method investments:
KKW Holdings (a)	$4.6	$5.6
Equity investments at fair value:
Wella (b)	1,085.0	1,085.0

Total equity investments	$1,089.6	$1,090.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $1.0 and $0.8, respectively, during the three months ended September 30, 2024 and 2023 representing its share of the investee’s net loss in Other expense, net within the Condensed Consolidated Statements of Operations.
(b)As of September 30, 2024 and June 30, 2024, the Company's stake in Wella was 25.84%.
The following table presents summarized financial information of the Company’s equity method investees for the period ending September 30, 2024. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended September 30,
	2024	2023
Summarized Statements of Operations information:
Net revenues	$655.5	$637.3
Gross profit	445.7	426.8
Operating income	38.7	44.9
(Loss) before income taxes	(2.5)	(6.8)
Net income (loss)	(26.1)	(16.7)
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended September 30, 2024. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended September 30, 2024.

Equity investments at fair value:
Balance as of June 30, 2024	$1,085.0
Total gains included in earnings	—
Balance as of September 30, 2024	$1,085.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of September 30, 2024. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,085.0	Discounted cash flows	Discount rate	9.45% (a)
			Growth rate	1.8% - 11.0% (a)

		Market multiple	Revenue multiple	1.9x – 2.1x (b)
			EBITDA multiple	9.7x – 12.0x (b)

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of September 30, 2024 and June 30, 2024 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7

Changes during the period ended September 30, 2024
Foreign currency translation	62.4	15.6	78.0

Gross balance at September 30, 2024	$6,277.0	$1,746.8	$8,023.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at September 30, 2024	$3,166.7	$817.0	$3,983.7

Other Intangible Assets, net
Other intangible assets, net as of September 30, 2024 and June 30, 2024 are presented below:

	September 30, 2024	June 30, 2024
Indefinite-lived other intangible assets	$960.7	$944.6
Finite-lived other intangible assets, net	2,651.8	2,621.0
Total Other intangible assets, net	$3,612.5	$3,565.6
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2024	$944.6	$944.6

Changes during the period ended September 30, 2024
Foreign currency translation	16.1	16.1

Gross balance at September 30, 2024	$1,905.6	$1,905.6
Accumulated impairments	(944.9)	(944.9)
Net balance at September 30, 2024	$960.7	$960.7
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2024
License agreements and collaboration agreements	$3,715.1	$(1,422.5)	$(19.6)	$2,273.0
Customer relationships	741.8	(527.8)	(5.5)	208.5
Trademarks	311.7	(192.4)	(0.5)	118.8
Product formulations and technology	83.7	(63.0)	—	20.7
Total	$4,852.3	$(2,205.7)	$(25.6)	$2,621.0
September 30, 2024
License agreements and collaboration agreements	$3,822.4	$(1,495.4)	$(19.6)	$2,307.4
Customer relationships	753.8	(542.2)	(5.5)	206.1
Trademarks	314.9	(197.4)	(0.5)	117.0
Product formulations and technology	85.8	(64.5)	—	21.3
Total	$4,976.9	$(2,299.5)	$(25.6)	$2,651.8
Amortization expense was $48.1 and $48.6 for the three months ended September 30, 2024 and 2023, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended September 30,
Lease Cost:	2024	2023
Operating lease cost	$18.8	$19.1
Short-term lease cost	0.7	0.3
Variable lease cost	11.8	10.8
Sublease income	(3.6)	(3.9)
Net lease cost	$27.7	$26.3
Other information:
Operating cash outflows from operating leases	$(16.8)	$(19.2)
Right-of-use assets obtained in exchange for lease obligations	$18.6	$15.0

Weighted-average remaining lease term - real estate	6.5 years	7.0 years
Weighted-average discount rate - real estate leases	4.53%	4.29%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2025, remaining	$57.4
2026	62.5
2027	54.7
2028	41.6
2029	35.9
Thereafter	82.9
Total future lease payments	$335.0
Less: imputed interest	(48.5)
Total present value of lease liabilities	$286.5
Current operating lease liabilities	62.6
Long-term operating lease liabilities	223.9
Total operating lease liabilities	$286.5

9. DEBT
The Company’s debt balances consisted of the following as of September 30, 2024 and June 30, 2024, respectively:

	September 30, 2024	June 30, 2024
Short-term debt	$—	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	650.0	650.0
2026 Euro Senior Secured Notes due April 2026	781.2	748.1
2027 Euro Senior Secured Notes due May 2027	558.0	534.3
2028 Euro Senior Secured Notes due September 2028	558.0	534.3
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2018 Coty Credit Agreement
Coty Revolving Credit Facility due July 2028	—	—
Senior Unsecured Notes
2026 Euro Notes due April 2026	201.2	192.7
Finance lease obligations & other long term debt	3.8	4.3
Total debt	4,002.2	3,913.7
Less: Short-term debt and current portion of long-term debt	(3.3)	(3.0)
Total Long-term debt	3,998.9	3,910.7
Less: Unamortized financing fees and discounts on long-term debt	(64.5)	(68.9)
Total Long-term debt, net	$3,934.4	$3,841.8
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. Total short-term debt remained constant at $0.0 as of September 30, 2024 and June 30, 2024. In addition, the Company had undrawn letters of credit of $4.1 and $4.1, and bank guarantees of $18.5 and $18.4 as of September 30, 2024 and June 30, 2024, respectively.
Long-Term Debt
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
On May 30, 2024, the Company issued an aggregate principal amount of €500.0 million of 4.50% senior secured notes due 2027 ("2027 Euro Senior Secured Notes" and, together with the 2026 Dollar Senior Secured Notes, 2026 Euro Senior Secured Notes, 2027 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, the “Senior Secured Notes”) in a private offering. Coty received net proceeds of €493.7 million in connection with the offering of the 2027 Euro Senior Secured Notes.

The Senior Secured Notes are senior secured obligations of Coty and are guaranteed on a senior secured basis by each of Coty’s wholly-owned domestic subsidiaries that guarantees Coty’s obligations under its existing senior secured credit facilities and are secured by first priority liens on the same collateral that secures Coty’s obligations under its existing senior secured credit facilities, as described above. The Senior Secured Notes and the guarantees are equal in right of payment with all of Coty’s and the guarantors’ respective existing and future senior indebtedness and are pari passu with all of Coty’s and the guarantors’ respective existing and future indebtedness that is secured by a first priority lien on the collateral, including the existing senior secured credit facilities, to the extent of the value of such collateral. Upon the respective Senior Secured Notes achieving investment grade ratings from two out of the three ratings agencies, the Senior Secured Notes provide for certain collateral release and covenant suspension provisions, as follows:
•for the 2026 Dollar Senior Secured Notes and the 2026 Euro Senior Secured Notes, the guarantees and certain covenants will be released;
•for the 2027 Euro Senior Secured Notes, the 2028 Euro Senior Secured Notes and the 2030 Dollar Senior Secured Notes, the collateral security, the guarantees and certain covenants will be released; and
•for the 2029 Dollar Senior Secured Notes, the collateral security relating to the co-issuers and guarantors, the guarantees and certain covenants will be released;

in each case subject to reinstatement if those ratings agencies withdraw their investment grade rating for the respective notes. As of September 2024, each of the Senior Secured Notes achieved an investment grade rating from two ratings agencies, and therefore, the applicable collateral release and covenant suspension periods are in effect for the respective Senior Secured Notes as described above.
For prior debt issuances not disclosed above, please refer to Note 14 — Debt in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Fiscal 2024 Form 10-K”).
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
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company has repaid all outstanding balances under the 2018 Coty Term A Facility or 2018 Coty Term B Facility and no amounts are outstanding as of September 30, 2024.
The 2018 Coty Credit Agreement, as amended, provides that with respect to the Coty Revolving Credit Facility, up to $150.0 is available for letters of credit and up to $150.0 is available for swing line loans. The 2018 Coty Credit Agreement, as amended, also permits, subject to certain terms and conditions, the incurrence of incremental facilities thereunder in an aggregate amount of (i) $1,700.0 plus (ii) an unlimited amount if the First Lien Net Leverage Ratio (as defined in the 2018 Coty Credit Agreement, as amended), at the time of incurrence of such incremental facilities and after giving effect thereto on a pro forma basis, is less than or equal to 3.00 to 1.00.
The obligations of the Company under the 2018 Coty Credit Agreement, as amended, are guaranteed by the material wholly-owned subsidiaries of the Company organized in the U.S., subject to certain exceptions (the “Guarantors”) and the obligations of the Company and the Guarantors under the 2018 Coty Credit Agreement, as amended, are secured by a perfected first priority lien (subject to permitted liens) on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions. The Dutch Borrower does not guarantee the obligations of the Company under the 2018 Coty Credit Agreement or grant any liens on its assets to secure any obligations under the 2018 Coty Credit Agreement. The collateral security and certain covenants will be released upon the Company achieving investment grade ratings on its corporate rating from two out of the three ratings agencies, subject to certain additional conditions and subject to reversion if those ratings agencies withdraw their investment grade rating.
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
On December 7, 2022, the Company redeemed $77.0 of the 2026 Dollar Notes and €69.7 million (approximately $72.2) of the 2026 Euro Notes. On December 7, 2023, the Company redeemed $150.0 of the 2026 Dollar Notes, and on May 30, 2024, the Company redeemed the remaining $323.0 of the 2026 Dollar Notes.
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
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $0.0 and $5.2 during the three months ended September 30, 2024 and 2023, respectively, which were recorded in Other expense, net in the Condensed Consolidated Statement of Operations. Additionally, the Company capitalized deferred issuance fees of $0.0 and $40.4 during the three months ended September 30, 2024 and 2023, respectively.
Interest
The 2018 Coty Credit Agreement facilities will bear interest at rates equal to, at the Company’s option, either:
(1)SOFR of the applicable qualified currency, of which the Company can elect the applicable one, two, three, six or twelve month rate, plus the applicable margin; or
(2)Alternate base rate (“ABR”) plus the applicable margin.
In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	September 30, 2024		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,797.2	$3,851.5	$3,716.7	$3,719.7
2018 Coty Credit Agreement	—	—	—	—
Senior Unsecured Notes	201.2	201.2	192.7	192.8
The fair value of the Coty Revolving Credit Facility is equal to its carrying value, as the Company has the ability to repay the outstanding principal at par value at any time. The Company uses the market approach to value its other debt instruments. The Company obtains fair values from independent pricing services or utilizes the U.S. dollar SOFR curve to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of September 30, 2024, are presented below:

Fiscal Year Ending June 30,
2025, remaining	$—
2026	1,632.4
2027	558.0
2028	—
2029	1,058.0
Thereafter	750.0
Total	$3,998.4
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
September 30, 2024 through July 11, 2028	4.00 to 1.00

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
As of September 30, 2024, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

10. INTEREST EXPENSE, NET
Interest expense, net for the three months ended September 30, 2024 and 2023, respectively, is presented below:

	Three Months Ended September 30,
	2024	2023
Interest expense	$60.4	$66.8
Foreign exchange losses, net of derivative contracts	4.7	8.2
Interest income	(3.3)	(5.2)
Total interest expense, net	$61.8	$69.8

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended September 30,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	—	—	1.3	1.3	0.1	0.1	1.4	1.4
Interest cost	0.2	0.2	3.0	3.2	0.4	0.4	3.6	3.8
Expected return on plan assets	—	—	(1.3)	(1.2)	—	—	(1.3)	(1.2)
Amortization of prior service credit	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net (gain) loss	—	(0.2)	(0.3)	(0.6)	(0.7)	(0.6)	(1.0)	(1.4)
Net periodic benefit cost (credit)	0.2	—	2.7	2.7	(0.2)	(0.2)	2.7	2.5
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
As of September 30, 2024 and June 30, 2024, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $24.3 and $22.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of September 30, 2024 and June 30, 2024, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,661.4 and $1,797.6, respectively.
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

In December 2023, the Company fully terminated interest rate swap contracts in the notional amount of $200.0 for a cash receipt of $2.1. As the forecasted interest expense under the original swap agreements is still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") will be amortized over the remaining life of the swaps. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination. The Company had no outstanding interest rate swap contracts as of September 30, 2024.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of September 30, 2024 and June 30, 2024, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,787.3 million and €1,611.6 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In June 2022, December 2022, and November 2023, the Company entered into certain forward repurchase contracts to start hedging for potential $200.0, $196.0, and $294.0 share buyback programs, in 2024, 2025, and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense, net in the Condensed Consolidated Statements of Operations.
In February 2024, the Company elected to physically settle the June 2022 Forward for a cash payment of $200.0 in exchange for 27.0 million shares of its Class A Common Stock. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated loss on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(45.6) and $14.6 as of September 30, 2024 and June 30, 2024, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for a cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of September 30, 2024 and June 30, 2024, and will remain until the sale or substantial liquidation of the underlying net investments.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended September 30,
	2024	2023
Foreign exchange forward contracts	$(0.6)	$1.1
Interest rate swap contracts	—	1.0
Net investment hedges	(60.2)	17.7
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $1.3 and $2.1 as of September 30, 2024 and June 30, 2024, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $1.3. As of September 30, 2024, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended September 30,
	2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.2	$—	$(0.7)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.4	—	0.6
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended September 30,
		2024	2023
Foreign exchange contracts	Selling, general and administrative expenses	$0.1	$0.1
Foreign exchange contracts	Interest expense, net	27.6	(29.4)
Foreign exchange and forward repurchase contracts	Other income (expense), net	(42.1)	(75.7)
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of September 30, 2024, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of September 30, 2024, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 867.8 million.
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
The Company's Majority Stockholder
As of September 30, 2024, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 55% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A Preferred Stock
As of September 30, 2024, total authorized shares of preferred stock are 20.0 million. There is one class of Preferred Stock, Series A Preferred Stock with a par value of $0.01 per share.

As of September 30, 2024, there were 1.0 million shares of Series A authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
On March 27, 2017, a Series A Preferred Stock subscription agreement was entered into with Lambertus J.H. Becht (“Mr. Becht”), the Company’s former Chairman of the Board. Under the terms provided in the subscription agreement, the Series A Preferred Stock immediately vested on the grant date and the holder was entitled to exchange the vested shares after the fifth anniversary of the date of issuance. This exchange right expired on March 27, 2024. The Company has the right to redeem the Series A Preferred Stock (1.0 million shares) at a redemption price of $0.01 per share. The Company plans to redeem these shares of Series A Preferred Stock in accordance with their terms.
Convertible Series B Preferred Stock
In 2020, the Company completed the issuance and sale to KKR Rainbow Aggregator L.P. (“KKR Aggregator”) of 1.0 million shares of Series B Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $1,000 per share. On August 27, 2021, KKR Aggregator and its affiliated investment funds sold 146,057 shares of Series B Preferred Stock, to HFS, that is beneficially owned by Peter Harf, a director of the Company.
As a result of various conversions and exchanges of KKR Aggregator's shares of the Series B Preferred Stock, as of December 31, 2021, Kohlberg Kravis Roberts & Co. L.P. and its affiliates ("KKR") has fully redeemed/exchanged all of their Series B Preferred Stock.
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended September 30, 2024 and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. As of September 30, 2024 and June 30, 2024, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of September 30, 2024, the Company has $796.8 remaining under the Share Repurchase Program.
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
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 9.8% and 8.2%, respectively, as of September 30, 2024.
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

Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense, net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments and Footnote 19— Subsequent Events for additional information.

Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended September 30, 2024.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of September 30, 2024 and 2023 was nil, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of nil for the previously accrued dividends on RSUs that vested during the three months ended September 30, 2023 and none for the three months ended September 30, 2024.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.8 as of September 30, 2024 and June 30, 2024.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (loss) on Cash Flow Hedges	Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)
Other comprehensive (loss) income before reclassifications	(0.4)	(60.2)	180.7	2.3	122.4
Net amounts reclassified from AOCI/(L)	(0.4)	—	—	(1.4)	(1.8)
Net current-period other comprehensive (loss) income	(0.8)	(60.2)	180.7	0.9	120.6
Balance—September 30, 2024	$1.3	$(83.2)	$(642.3)	$49.7	$(674.5)

(a) For the three months ended September 30, 2024, other comprehensive income before reclassifications of $2.3 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $1.0, net of tax of $0.4.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended September 30,
	2024	2023
Equity plan expense (a)	$16.9	$30.2
Liability plan (income) expense	0.1	(0.5)
Total share-based compensation expense	$17.0	$29.7

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of September 30, 2024, the total unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is nil, $120.0, and $27.1, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.12, 3.32, and 1.95 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted no shares of RSUs and other share awards during the three months ended September 30, 2024 and 2023. The Company recognized share-based compensation expense of $13.2 and $29.4 for the three months ended September 30, 2024 and 2023, respectively, of which $5.2 and $21.0 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted 0.1 and 2.1 million shares of PRSUs, during the three months ended September 30, 2024 and 2023. The Company recognized share-based compensation expense of $3.7 and $0.6 for the three months ended September 30, 2024 and 2023, respectively, of which $1.8 and $0.1 related to Ms. Nabi's award, as described below.
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
The first and second tranche of Ms. Nabi's PRSU award of 2,083,333 shares each shall fully vest on September 1, 2026 and 2027, respectively, subject to the achievement of three-year performance objectives determined by the Board on September 28, 2023 and October 2, 2024 (the grant dates), respectively, and subject to Ms. Nabi’s continued employment. The next three tranches of 2,083,333 PRSUs will be granted on or around each September 1 of 2025 through 2027, which shall vest on the third-year anniversary of the respective grant date, subject in each case to the achievement of three-year performance objectives to be determined by the Board. The Company will recognize share-based compensation expense associated with these PRSUs, on a straight-line basis over the vesting period, based on the fair value on the grant date when it is probable that the performance condition will be achieved.
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
Restricted Stock
The Company granted no shares of restricted stock during the three months ended September 30, 2024 and 2023. The Company recognized share-based compensation expense of $0.0 and $0.5 for the three months ended September 30, 2024 and 2023, respectively.
Series A Preferred Stock
The Company granted no shares of Series A Preferred Stock during the three months ended September 30, 2024 and 2023. The Company recognized share-based compensation (income) expense of $0.0 and $(0.6) for the three months ended September 30, 2024 and 2023, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three months ended September 30, 2024 and 2023. The Company recognized share-based compensation expense (income) of nil and $(0.2) for the three months ended September 30, 2024 and 2023, respectively.
15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended September 30,
	2024	2023
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$82.9	$1.6
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)
Net income (loss) attributable to common stockholders	$79.6	$(1.7)

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	867.9	854.3
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—
Effect of restricted stock and RSUs (b)	7.4	—
Effect of Convertible Series B Preferred Stock (c)	—	—
Effect of Forward Repurchase Contracts (d)	—	—
Weighted-average common shares outstanding—Diluted	875.3	854.3

Earnings per common share:
Earnings per common share - basic	$0.09	$—
Earnings per common share - diluted (e)	0.09	—

(a) For the three months ended September 30, 2024, outstanding stock options with rights to purchase 3.5 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024. For the three months ended September 30, 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase shares of Common Stock were excluded in the computation of diluted loss per share due to the net loss incurred during the period.
(b) For the three months ended September 30, 2024, there were no anti-dilutive RSUs and no restricted stock outstanding. For the three months ended September 30, 2023, restricted stock and RSUs were excluded from the computation of diluted loss per share due to the net loss incurred during the period.
(c) For the three months ended September 30, 2024 and 2023, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three months ended September 30, 2024 and 2023,no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, RSUs and PRSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3 and $3.3, respectively, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $24.6 and $44.3, respectively, if dilutive, for the three months ended September 30, 2024 and 2023 on net income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of September 30, 2024, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $98.8 and $93.6 as the RNCI balances as of September 30, 2024 and June 30, 2024, respectively.
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

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of September 30, 2024 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of September 30, 2024
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$893.9 million (approximately $164.5)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$443.6 million (approximately $81.6)
Nov-22		IPI	2018-2019	R$600.4 million (approximately $110.5)
Mar-24		IPI	2020	R$33.9 million (approximately $6.2)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$229.3 million (approximately $42.2)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$47.2 million (approximately $8.7)

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive, for which the Company received an unfavorable first instance ruling and has filed an appeal to the Court. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the Brazilian Superior Court of Justice and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court as the case is under discussion. The motion to grant the suspension of the state’s ability to collect the above tax incentives was dismissed and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case. The case was initially scheduled to be heard in the first quarter of the current fiscal year, but was rescheduled and is now scheduled to be heard by the Superior Court of Justice in the second quarter of the current fiscal year. The Company has been required to provide surety bonds of R$179.2 million (approximately $33.0) and cash deposits of  R$141.6 million (approximately $26.0) as of September 30, 2024, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$311.9 million (approximately $57.4) as of September 30, 2024, to guarantee payment if the case is resolved against Coty.

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
18. RELATED PARTY TRANSACTIONS
Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $0.9 in the three months ended September 30, 2024 and $6.6 in the three months ended September 30, 2023, which is reported in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2024, Coty owned 25.84% of the Wella Company as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”) and the Company performed services for Wella in exchange for related service fees. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during the third quarter of fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.0 and $1.4, respectively, for the three months ended September 30, 2024 and $1.0 and $2.3, respectively, for the three months ended September 30, 2023. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services. The Company earned $0.3 and $0.3 in the three months ended September 30, 2024 and 2023, respectively, which are reflected in Other expense, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2024, accounts receivable from and accounts payable to Wella of $43.5 and nil, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of September 30, 2024, the Company has accrued $33.5 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three months ended September 30, 2024 and 2023, Coty recorded $0.4 and $0.7, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other expense, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale. The Company reported sublease income from Wella of $2.1 and $2.1, respectively for the three months ended September 30, 2024 and 2023.
19. SUBSEQUENT EVENTS
After the September 30, 2024 balance sheet date, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment mechanism under the Company’s forward repurchase contracts maturing in 2026. In November 2024, the Company entered into agreements with the Counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment mechanism, which is effective from October 2024 through February 2025. The amendment does not apply to the Company’s forward repurchase contracts maturing in 2025. See Footnote 13— Equity for additional information on the Company's forward repurchase contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Coty Inc. and its consolidated subsidiaries, should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Fiscal 2024 Form 10-K”). When used in this discussion, the terms “Coty,” the “Company,” “we,” “our,” or “us” mean, unless the context otherwise indicates, Coty Inc. and its majority and wholly-owned subsidiaries. Also, when used in this Quarterly Report on Form 10-Q, the term “includes” and “including” means, unless the context otherwise indicates, including without limitation. The following report includes certain non-GAAP financial measures. See “Overview—Non-GAAP Financial Measures” for a discussion of non-GAAP financial measures and how they are calculated.
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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in growth engine markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the wind down of the Company’s operations in Russia (including timing and expected impact), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East (including the Red Sea conflict) on our business operations, sales outlook and strategy, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East including the Red Sea conflict) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
•our ability to successfully implement our multi-year strategic transformation agenda and compete effectively in the beauty industry, achieve the benefits contemplated by our strategic initiatives (including revenue growth, cost control, gross margin growth and debt deleveraging) and successfully implement our strategic priorities (including stabilizing our consumer beauty brands through leading innovation and improved execution, accelerating our prestige fragrance brands and ongoing expansion into prestige cosmetics, building a comprehensive skincare portfolio, enhancing our organizational growth capabilities including digital, direct-to-consumer (“DTC”) and research and development, expanding our presence in growth channels, in China and other growth engine markets, and establishing Coty as an industry leader in sustainability) in each case within the expected time frame or at all;
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, armed conflict in the Middle East, the outcome of U.S. elections, changes in the U.S. tax code and/or tax regulations in other jurisdictions where we operate (including recent and pending implementation of the global minimum corporate tax (part of the “Pillar Two Model Rules”) that may impact our tax liability in the European Union (“EU”)), and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the EU, and Asia and in other regions where we operate, potential regulatory limits on payment terms in the EU, future changes in sanctions regulations, regulatory uncertainty impacting the wind-down of our business in Russia, recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging, and recent and future regulatory measures restricting or otherwise impacting the use of web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities;
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
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year. For example, references to “fiscal 2025” refer to the fiscal year ending June 30, 2025. Any reference to a year not preceded by “fiscal” refers to a calendar year.
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, skincare, and body care. Our brands empower people to express themselves freely, creating their own visions of beauty and we are committed to making a positive impact on the planet. Our strategic priorities include stabilizing and growing our Consumer Beauty brands through leading innovation and improved execution, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio over the mid-to-long term leveraging existing brands, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in growth channels such as the Travel Retail channel, in China and other growth engine markets (Latin America, including Brazil, the Middle East, North and South East Asia, Africa, and India), and establishing Coty as an industry leader in sustainability.

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands. We are now focusing on accelerating our digital advocacy strategy to amplify our brand and product innovations and leveraging consumer analytics and insights to improve the return on investment of our marketing activities. In Prestige, we are accelerating our fragrance business with exceptional new launches and expanding our premium and ultra-premium categories, while also enhancing the assortment of our Prestige cosmetic products. We are continuing to thoughtfully expand our skincare portfolio (which contributed a low single digit percentage of our first quarter fiscal 2025 net revenue), with our focus on winning over the most discerning skin care consumers in our areas of excellence – UV protection and photoaging prevention and repair, biotech-enhanced longevity science, and micro-dose formulations. We have successfully expanded our e-commerce capabilities, through best-in-class online launches, our digital advocacy strategy and active participation in key online shopping events, and increasing digital media competitiveness.
Our products are sold in approximately 121 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives, including our growth agenda in the region for Prestige products and our skincare growth priorities. Within the China market we continue to monitor and take actions to address the impact to our Consumer Beauty brands which have experienced sales declines as retailers and distributors continue to deplete their existing inventory. We remain attentive to economic and geopolitical conditions that may materially impact our business.
Changing market trends may impact sales of our products across and within product categories and regions. Tight order and inventory management by retailers in the first quarter has resulted in our sell-in tracking well below sell-out in a number of markets, including in the U.S. This trend was also present in Australia, China and Travel Retail Asia as well, each of which account for a low single digit percentage of our business. Also, Travel Retail Asia's sales were negatively impacted by the impact of regulatory restrictions in Asia reducing daigou (surrogate shopping) purchases. Within our Consumer Beauty segment, first quarter sales volume was impacted by negative market trends in the U.S. in the mass color cosmetics category. In addition, competitive pricing action within the body care category in Brazil negatively impacted the segment's sales volumes during the first quarter.
We expect that our net revenue for fiscal year 2025 will grow in the low to mid-single digits versus the prior year, excluding the impact of foreign exchange and the early termination of the Lacoste fragrance license. We anticipate that our annual gross margin will remain in the mid-sixties, providing us with opportunities to fund new product initiatives and support our brands through advertising and consumer promotional investments. In anticipation of a more uncertain demand backdrop, including cautious retailer behavior and a complex macroeconomic environment, we are re-accelerating our cost reduction efforts across to deliver savings well above approximately $75.0. We continue to target advertising and consumer promotional spending in the high-twenties percentage of net revenues. However, our level of advertising and consumer promotional spending will depend on various factors, including seasonality, the timing of product launches, and budgetary considerations.

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

Period of acquisition, divestiture, termination	Acquisition, divestiture, termination	Impact on basis of first quarter 2025/2024 presentation
Third quarter fiscal 2024	Termination: Lacoste	First quarter fiscal 2024 net revenue excluded.
THREE MONTHS ENDED SEPTEMBER 30, 2024 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2023
NET REVENUES
In the three months ended September 30, 2024, net revenues increased 2%, or $30.1, to $1,671.5 from $1,641.4 in the three months ended September 30, 2023. Excluding net revenue from the first quarter of the prior period from Lacoste, net revenues increased 3% or $52.9 to $1,671.5 from $1,618.6 in the three months ended September 30, 2023, reflecting a positive price and mix impact of 5% (primarily due to positive pricing impact as a result of prior period price increases and in line with the overall premiumization strategy), partially offset by a decrease in unit volume of 1% (primarily due to color cosmetics in the United States as a result of ongoing retailer caution and negative market trends) and negative foreign currency exchange translation impact of 1%. The overall increase in net revenues reflects growth of prestige and mass fragrances, as a result of innovation from new launches including Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Chloe Signature Intense, Boss Bottled Absolu. The increase in net revenues was partially offset by negative performance in the color cosmetics category and certain brands in the body care category in Brazil.
The overall increase in net revenues reflects the continued success of our pricing and revenue management strategies, including the implementation of price increases across our product portfolio in the prior period. The overall increase in net revenues related to pricing is partially offset by volume declines primarily related to the Consumer Beauty product portfolio, specifically from Monange and the color cosmetics category.

Digital and e-commerce channel sales growth also contributed to the increase in net revenues.
Net Revenues by Segment

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
NET REVENUES
Prestige	$1,114.1	$1,064.7	5%
Consumer Beauty	557.4	576.7	(3)%
Total	$1,671.5	$1,641.4	2%
Prestige
In the three months ended September 30, 2024, net revenues from the Prestige segment increased 5%, or $49.4 to $1,114.1 compared to $1,064.7 in the three months ended September 30, 2023. Excluding net revenue from the first quarter of the prior period from Lacoste, net revenues from the Prestige segment increased 7% or $72.2 to $1,114.1 from $1,041.9 in the three months ended September 30, 2023, reflecting a positive price and mix impact of 5% (primarily due to the positive pricing impact as a result of price increases in the prior period, in line with the overall premiumization strategy), and an increase in unit volume of 2% (primarily due to innovation in prestige fragrance). The increase in net revenues primarily reflects:

•Prestige fragrance sales growth of $83.2, due to successful performance of Burberry, Chloe, and Hugo Boss from existing fragrance lines. In addition, continued brand innovation such as Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Chloe Signature Intense, and Boss Bottled Absolu contributed to the category sales growth . The category sales growth can also be attributed to positive market trends in most major markets.
These increases were partially offset by:
•Prestige cosmetics and skincare declines of $6.0 and $5.0, respectively.
Consumer Beauty
In the three months ended September 30, 2024, net revenues from the Consumer Beauty segment decreased 3%, or $19.3, to $557.4 from $576.7 in the three months ended September 30, 2023, reflecting a negative foreign currency exchange translation impact of 3%, a decrease in unit volume of 1% (primarily due to color cosmetics brands in the United States), partially offset by a positive price and mix impact of 1% (primarily due to positive pricing impact as a result of price increases in the prior period). The decrease in net revenues primarily reflects:
•Color cosmetics sales decline of $29.7, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl and through increased returns and markdowns compared to the prior period. Sally Hansen also declined despite gaining market share in the current period; and
•Mass bodycare decline of $15.8, primarily due to declines in sales volumes from Monange in Brazil. The decline can also be attributed to continued lower sales volumes for adidas as a result of category slowdown in China which resulted in higher trade inventory levels.
These decreases were partially offset by:
•Mass fragrance sales growth of $23.1, due to brand innovation and geographical expansion of existing products into growth-engine markets; and
•Mass skincare growth of $3.1.
COST OF SALES
In the three months ended September 30, 2024, cost of sales decreased 4%, or $22.6, to $576.9 from $599.5 in the three months ended September 30, 2023. Cost of sales as a percentage of net revenues decreased to 34.5% in the three months ended September 30, 2024 from 36.5% in the three months ended September 30, 2023, resulting in a gross margin increase of approximately 200 basis points, primarily reflecting:
(i)approximately 110 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 80 basis points related to decreased excess and obsolescence costs primarily associated with the Prestige product portfolio.

The above reflects a positive impact from pricing net of inflation of approximately 130 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended September 30, 2024, selling, general and administrative expenses increased 5%, or $40.6, to $808.0 from $767.4 in the three months ended September 30, 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 48.3% in the three months ended September 30, 2024 from 46.8% in the three months ended September 30, 2023, or approximately 150 basis points. This increase primarily reflects:
(i)110 basis points due to an increase in administrative costs as a percentage of net revenues due to higher compensation expense from increased headcount;
(ii)40 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues primarily due to increases in in-store merchandising execution and education, partially offset by declines in working media investment as a percentage of net revenues;
(iii)40 basis points due to unfavorable transactional impact from our exposure to foreign currency as a percentage of net revenues; and
(iv)40 basis points due to other miscellaneous operating expenses.
These increases were partially offset by the following decrease:
(i)80 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
OPERATING INCOME
In the three months ended September 30, 2024, operating income was $237.8 compared to income of $197.5 in the three months ended September 30, 2023. Operating income as a percentage of net revenues, increased to 14.2% in the three months ended September 30, 2024 as compared to 12.0% in the three months ended September 30, 2023. The increase in operating margin is primarily driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 200 basis points), a decrease in restructuring costs as a percentage of net revenues (approximately 170 basis points), a decrease in stock-based compensation expense (approximately 80 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, partially offset by an increase in fixed costs as a percentage of net revenues (approximately 100 basis points) primarily related to people costs, an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 40 basis points), an increase in losses from our exposure to foreign currency (approximately 40 basis points), and an increase in expense related to other miscellaneous operating expenses (approximately 40 basis points). Our consolidated operating income margin was negatively impacted by a greater proportion of net revenues generated by the lower margin brands from our Brazilian business, and lower sales of the higher margin color cosmetics in the United States compared to the prior year.
Operating Income (Loss) by Segment

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Operating income (loss)
Prestige	$241.5	$221.6	9%
Consumer Beauty	14.0	32.0	(56)%
Corporate	(17.7)	(56.1)	68%
Total	$237.8	$197.5	20%
Prestige
In the three months ended September 30, 2024, operating income for Prestige was $241.5 compared to income of $221.6 in the three months ended September 30, 2023. Operating margin increased to 21.7% of net revenues in the three months ended September 30, 2024 as compared to 20.8% in the three months ended September 30, 2023, driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 260 basis points), a decrease in amortization expense as a percentage of net revenues (approximately 20 basis points), partially offset by an increase in fixed costs as a percentage of net revenues (approximately 100 basis points) primarily related to people costs, an increase in losses from our exposure to foreign currency (approximately 80 basis points), and an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 20 basis points).

Consumer Beauty
In the three months ended September 30, 2024, operating income for Consumer Beauty was $14.0 compared to income of $32.0 in the three months ended September 30, 2023. Operating margin decreased to 2.5% of net revenues in the three months ended September 30, 2024 as compared to 5.5% in the three months ended September 30, 2023, driven by an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 120 basis points), an increase in fixed costs as a percentage of net revenues (approximately 110 basis points), an increase in losses from our exposure to foreign currency (approximately 80 basis points). Our Consumer Beauty operating income margin was negatively impacted by a greater proportion of Consumer Beauty net revenues generated by the lower margin brands from our Brazilian business, and lower sales by the higher margin color cosmetics brands in the United States compared to the prior year.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended September 30, 2024, the operating loss for Corporate was $17.7 compared to a loss of $56.1 in the three months ended September 30, 2023, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $27.7 decrease in restructuring costs and a $12.7 decrease in stock-based compensation expense.
Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended September 30, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$241.5	$38.2	$279.7
Consumer Beauty	14.0	9.9	23.9
Corporate	(17.7)	17.7	—
Total	$237.8	$65.8	$303.6

	Three Months Ended September 30, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$221.6	$38.7	$260.3
Consumer Beauty	32.0	9.9	41.9
Corporate	(56.1)	56.1	—
Total	$197.5	$104.7	$302.2

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Net income	$90.7	$10.2	>100%
Net income margin	5.4%	0.6%
Provision (benefit) for income taxes	42.0	40.9	3%
Income before income taxes	$132.7	$51.1	>100%
Interest expense, net	61.8	69.8	(11)%
Other expense, net	43.3	76.6	(43)%
Reported operating income	$237.8	$197.5	20%
Reported operating income (loss) margin	14.2%	12.0%
Amortization expense	48.1	48.6	(1)%
Restructuring and other business realignment costs	0.7	27.3	(97)%
Stock-based compensation	17.0	29.7	(43)%
Gain on sale of real estate	—	(1.7)	100%
Early license termination and market exit costs	—	0.8	(100)%
Total adjustments to reported operating income	$65.8	$104.7	(37)%
Adjusted operating income	$303.6	$302.2	—%
Adjusted operating income margin	18.2%	18.4%
Adjusted depreciation	56.5	58.1	(3)%
Adjusted EBITDA	$360.1	$360.3	—%
Adjusted EBITDA margin	21.5%	22.0%
In the three months ended September 30, 2024, adjusted operating income increased $1.4 to $303.6 from $302.2 in the three months ended September 30, 2023. Adjusted operating margin decreased to 18.2% of net revenues in the three months ended September 30, 2024 from 18.4% in the three months ended September 30, 2023. In the three months ended September 30, 2024, adjusted EBITDA decreased $0.2 to $360.1 from $360.3 in the three months ended September 30, 2023. Adjusted EBITDA margin decreased to 21.5% of net revenues in the three months ended September 30, 2024 from 22.0% in the three months ended September 30, 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Reported operating income	$241.5	$221.6	9%
Reported operating income (loss) margin	21.7%	20.8%
Amortization expense	38.2	38.7	(1)%
Total adjustments to reported operating income	$38.2	$38.7	(1)%
Adjusted operating income	$279.7	$260.3	7%
Adjusted operating income margin	25.1%	24.4%
Adjusted depreciation	27.9	27.3	2%
Adjusted EBITDA	$307.6	$287.6	7%
Adjusted EBITDA margin	27.6%	27.0%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Reported operating income	$14.0	$32.0	(56)%
Reported operating income margin	2.5%	5.5%
Amortization expense	9.9	9.9	—%
Total adjustments to reported operating income	$9.9	$9.9	—%
Adjusted operating income	$23.9	$41.9	(43)%
Adjusted operating income margin	4.3%	7.3%
Adjusted depreciation	28.6	30.8	(7)%
Adjusted EBITDA	$52.5	$72.7	(28)%
Adjusted EBITDA margin	9.4%	12.6%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Reported operating loss	$(17.7)	$(56.1)	68%
Reported operating income (loss) margin	N/A	N/A
Restructuring and other business realignment costs	0.7	27.3	(97)%
Stock-based compensation	17.0	29.7	(43)%
Gain on sale of real estate	—	(1.7)	100%
Early license termination and market exit costs	—	0.8	(100)%
Total adjustments to reported operating income	$17.7	$56.1	(68)%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended September 30, 2024, amortization expense decreased to $48.1 from $48.6 in the three months ended September 30, 2023. In the three months ended September 30, 2024, amortization expense of $38.2 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2023, amortization expense of $38.7 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In the three months ended September 30, 2024, we incurred a credit in restructuring and other business structure realignment costs of $0.7, primarily related to the Current Restructuring Actions, included in the Condensed Consolidated Statements of Operations.
In the three months ended September 30, 2023, we incurred restructuring and other business structure realignment costs of $27.3 as follows:
•We incurred restructuring costs of $28.4 primarily related to the Current Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(1.1), which is reported in selling, general and administrative expenses.
Stock-Based Compensation
In the three months ended September 30, 2024, stock-based compensation was $17.0 as compared with $29.7 in the three months ended September 30, 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Gain on Sale of Real Estate
In the three months ended September 30, 2024, we recognized no gain related to sale of real estate.
In the three months ended September 30, 2023, we recognized a gain of $1.7 related to sale of real estate.
Early License Termination and Market Exit Costs
In the three months ended September 30, 2024 and 2023, we incurred costs of $0.0 and $0.8, respectively related to the early termination of a license and our decision to wind down our business in Russia.
Adjusted Depreciation Expense
In the three months ended September 30, 2024, adjusted depreciation expense of $27.9 and $28.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended September 30, 2023, adjusted depreciation expense of $27.3 and $30.8 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended September 30, 2024, net interest expense was $61.8 as compared with $69.8 in the three months ended September 30, 2023. The decrease in interest expense is primarily due to lower debt balances in the current period as well as lower interest rates.
OTHER INCOME/EXPENSE
In the three months ended September 30, 2024, other expense was $43.3 as compared with other expense of $76.6 in the three months ended September 30, 2023.
Other expense of $43.3 in the three months ended September 30, 2024 was principally comprised of net losses on forward repurchase contracts of $42.1.
Other expense of $76.6 in the three months ended September 30, 2023 was principally comprised of net losses on forward repurchase contracts of $75.7 and deferred financing fees of 5.2, partially offset by a favorable adjustment for the unrealized gain in the Wella investment of $4.0.
The decrease in Other expense of $33.3 is primarily due to lower net losses on forward repurchase contracts of $33.6 compared to the prior year period.

INCOME TAXES
The effective income tax rate for the three months ended September 30, 2024 and 2023 was 31.7% and 80.0%, respectively. The decrease in the effective tax rate was primarily attributable to the impact of a higher effective tax rate in the prior year period related to the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland resulting in an expense of $24.3. The effective tax rate of 31.7% for the three months ended September 30, 2024, was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense.
The effective tax rate of 80.0% in the three months ended September 30, 2023, was higher than the Federal statutory rate of 21% primarily due to an expense of $24.3 recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland as well as the limitation on the deductibility of executive stock compensation.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$132.7	$42.0	31.7%	$51.1	$40.9	80.0%
Adjustments to reported operating income (a)	65.8			104.7
Change in fair value of investment in Wella Business (c)	—			(4.0)
Other adjustments (d)	(0.3)			3.9
Total Adjustments (b)	65.5	15.3		104.6	27.1
Adjusted income before income taxes	$198.2	$57.3	28.9%	$155.7	$68.0	43.7%

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
(d)For the three months ended September 30, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended September 30, 2023, this primarily represents divestiture-related costs related to our equity investments and the amortization of basis differences in certain equity method investments.
The adjusted effective tax rate was 28.9% for the three months ended September 30, 2024 compared to 43.7% for the three months ended September 30, 2023. The differences were primarily due to an expense of $24.3 recognized in the prior period on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $82.9 in the three months ended September 30, 2024 as compared to net income of $1.6 in the three months ended September 30, 2023. The increase in the income was primarily driven by higher operating income of $40.3 in the current period and lower net losses from forward repurchase contracts of $33.6 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended September 30,
(in millions)	2024	2023	Change %
Net income attributable to Coty Inc.	$82.9	$1.6	>100%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income (loss) attributable to common stockholders	$79.6	$(1.7)	>100%
% of net revenues	4.8%	(0.1)%
Adjustments to reported operating income (b)	65.8	104.7	(37)%
Change in fair value of investment in Wella Company (c)	—	(4.0)	100%
Adjustment to other expense (d)	(0.3)	3.9	<(100%)
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(15.3)	(27.1)	44%
Adjusted net income attributable to Coty Inc.	$128.1	$74.1	73%
% of net revenues	7.7%	4.5%
Per Share Data
Adjusted weighted-average common shares
Basic	867.9	854.3
Diluted (a)	899.0	867.3
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.15	$0.09
Diluted (a)	$0.15	$0.09

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended September 30, 2024 and 2023, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $24.6 and $44.3, respectively. For the three months ended September 30, 2024, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required. For the three months ended September 30, 2023, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in Wella.
(d)For the three months ended September 30, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended September 30, 2023, this primarily represents divestiture-related costs related to our equity investments and the amortization of basis differences in certain equity method investments.
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
Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments, dividends, share repurchases, any principal payments on debt, and from time to time, acquisitions, and business structure realignment expenditures. Working capital movements are influenced by the sourcing of materials related to the manufacturing of products.

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
Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt. We expect to continue to take actions to improve the maturity mix of our debt, including through redemptions and/or tender offers for near-dated maturities, from time to time as market conditions permit.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term B Facility and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our long-term debt outstanding as of September 30, 2024 is fixed rate debt.
Share Repurchases
In connection with our Share Repurchase Program, we entered into forward repurchase contracts in June 2022, December 2022, and November 2023 with three large financial institutions to hedge for $200.0, and a potential $196.0 and $294.0 of share repurchases in 2024, 2025 and 2026, respectively. We physically settled the June 2022 forward repurchase contracts by delivering approximately $200.0 cash in exchange for 27.0 million shares of our Class A Common Stock during fiscal 2024.
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $6.7.
Our forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of Coty’s Class A shares relative to the counterparties’ initial purchase price (“Hedge Valuation Adjustment”). After the September 30, 2024 balance sheet date, the price of Coty’s Class A shares declined resulting in an increase in the liability to the counterparties to our forward repurchase contracts. The cash settlement liability under our outstanding forward repurchase contracts, based on Coty’s share price as of November 4, 2024 totaled approximately $135.0, a $91.0 increase from September 30, 2024. The share price decline also resulted in a potential Hedge Valuation Adjustment event under the forward repurchase contracts maturing in 2026, with a corresponding potential cash true-up obligation. In November 2024, we entered into agreements with the applicable counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment mechanism, which is effective from October 2024 through February 2025. This amendment does not apply to our forward repurchase contracts maturing in 2025. Declines in Coty’s stock price that result in a Hedge Valuation Adjustment event for the 2025 and/or 2026 forward repurchase contracts can trigger related cash true-up payments to the counterparties. See Footnote 13— Equity for additional information on the Company's forward repurchase contracts.
Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount utilized under the factoring facilities was $191.3 and $195.3 as of September 30, 2024 and June 30, 2024, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $393.9 and $430.0 during the three months ended September 30, 2024 and 2023, respectively.

Cash Flows

	Three Months Ended September 30,
	2024	2023
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$67.4	$186.2
Net cash used in investing activities	(77.3)	(62.2)
Net cash used in financing activities	(10.4)	(78.6)
Net cash provided by operating activities
Net cash provided by operating activities was $67.4 and $186.2 for the three months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities of $118.8 was primarily the result of higher cash outflows from working capital, partially offset by higher cash-related net income. Working capital accounts were primarily impacted by higher outflows from changes in trade receivables, which was the result of net revenues phasing later in the first quarter and lower collections from factoring in the current period. Additionally, lower cash flows from changes in accounts payables and accrued expenses and other current liabilities were due to a mix of timing of spend and changes in vendor payment terms, as well as higher cash payments for interest due to a change in the timing of interest payments. Higher cash-related net income was due to higher overall first quarter net revenues from Prestige, partially offset by an increase in selling, general, and administrative expenses.
Net cash used in investing activities
Net cash used in investing activities was $77.3 and $62.2 for the three months ended September 30, 2024 and 2023, respectively. The increase in cash used in investing activities of $15.1 was primarily due to timing of payments associated with capital expenditures.
Net cash used in financing activities
Net cash used in financing activities during the three months ended September 30, 2024 and 2023 was $10.4 and $78.6, respectively. The decrease in cash used in financing activities of $68.2 was primarily driven by the impact from debt-related transactions in the first quarter of the prior year which did not reoccur in the current year and lower cash outflows for deferred financing costs.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$452.4 million (approximately $83.2) as of September 30, 2024.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $4.1 and bank guarantees of $18.5 and $18.4 as of September 30, 2024 and June 30, 2024, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2024 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2024 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the three months ended September 30, 2024, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of September 30, 2024, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Note 12—Derivative Instruments for updates to our foreign currency risk management and interest rate risk management. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Fiscal 2024 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
We have disclosed information about the risk factors that could adversely affect our business in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended September 30, 2024.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

COTY INC.

Date: November 6, 2024	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)