Form 10-Q
period 2024-12-31
COTY INC.
filed 2025-02-10
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At February 3, 2025, 871,993,285 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net revenues	$1,669.9	$1,727.6	$3,341.4	$3,369.0
Cost of sales	555.7	603.5	1,132.6	1,203.0
Gross profit	1,114.2	1,124.1	2,208.8	2,166.0
Selling, general and administrative expenses	797.3	833.4	1,605.3	1,600.8
Amortization expense	47.3	48.3	95.4	96.9
Restructuring costs	1.4	5.7	2.1	34.1
Operating income	268.2	236.7	506.0	434.2
Interest expense, net	54.4	60.1	116.2	129.9
Other expense (income), net	157.2	(80.8)	200.5	(4.2)
Income before income taxes	56.6	257.4	189.3	308.5
Provision for income taxes	26.0	71.4	68.0	112.3
Net income	30.6	186.0	121.3	196.2
Net income attributable to noncontrolling interests	1.6	0.5	3.7	1.6
Net income attributable to redeemable noncontrolling interests	5.3	4.6	11.0	12.1
Net income attributable to Coty Inc.	$23.7	$180.9	$106.6	$182.5
Amounts attributable to Coty Inc.
Net income attributable to Coty Inc.	23.7	180.9	106.6	182.5
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net income attributable to common stockholders	$20.4	$177.6	$100.0	$175.9

Earnings per common share:
Earnings per common share - basic	0.02	0.20	0.11	0.20
Earnings per common share - diluted	0.02	0.20	0.11	0.20
Weighted-average common shares outstanding:
Basic	871.4	892.8	869.6	873.6
Diluted	875.2	922.8	875.2	883.3
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$30.6	$186.0	$121.3	$196.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(282.0)	171.5	(161.4)	57.0
Net unrealized derivative gain (loss) on cash flow hedges, net of taxes of $(0.3) and $0.3, and $0.1 and $(0.4) during the three and six months ended, respectively	0.3	(1.1)	(0.5)	0.4
Pension and other post-employment benefits adjustment, net of tax of $1.3 and $(0.4), and $0.9 and $0.5 during the three and six months ended, respectively	(3.2)	0.6	(2.3)	(1.5)
Total other comprehensive (loss) income, net of tax	(284.9)	171.0	(164.2)	55.9
Comprehensive (loss) income	(254.3)	357.0	(42.9)	252.1
Comprehensive income attributable to noncontrolling interests:
Net income	1.6	0.5	3.7	1.6
Foreign currency translation adjustment	(0.2)	—	(0.2)	—
Total comprehensive income attributable to noncontrolling interests	1.4	0.5	3.5	1.6
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	5.3	4.6	11.0	12.1
Foreign currency translation adjustment	(0.2)	0.2	(0.1)	0.1
Total comprehensive income attributable to redeemable noncontrolling interests	5.1	4.8	10.9	12.2
Comprehensive (loss) income attributable to Coty Inc.	$(260.8)	$351.7	$(57.3)	$238.3
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$249.6	$300.8
Restricted cash	19.0	19.8
Trade receivables—less allowances of $27.3 and $24.3, respectively	594.3	441.6
Inventories	705.8	764.1
Prepaid expenses and other current assets	383.8	437.2
Total current assets	1,952.5	1,963.5
Property and equipment, net	673.9	718.9
Goodwill	3,816.4	3,905.7
Other intangible assets, net	3,418.4	3,565.6
Equity investments	1,056.7	1,090.6
Operating lease right-of-use assets	238.8	255.3
Deferred income taxes	475.5	490.8
Other noncurrent assets	92.1	92.1
TOTAL ASSETS	$11,724.3	$12,082.5
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,364.6	$1,405.6
Accrued expenses and other current liabilities	1,242.5	1,067.3
Short-term debt and current portion of long-term debt	14.4	3.0
Current operating lease liabilities	56.2	57.8
Income and other taxes payable	68.5	68.1
Total current liabilities	2,746.2	2,601.8
Long-term debt, net	3,387.0	3,841.8
Long-term operating lease liabilities	203.3	218.7
Pension and other post-employment benefits	267.4	275.2
Deferred income taxes	569.9	549.9
Other noncurrent liabilities	336.1	347.4
Total liabilities	7,509.9	7,834.8
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at December 31, 2024 and June 30, 2024	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	103.1	93.6
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at December 31, 2024 and June 30, 2024	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 966.3 and 962.1 issued and 872.0 and 867.8 outstanding at December 31, 2024 and June 30, 2024, respectively	9.6	9.6
Additional paid-in capital	11,322.9	11,308.0
Accumulated deficit	(4,791.9)	(4,898.5)
Accumulated other comprehensive loss	(959.0)	(795.1)
Treasury stock—at cost, shares: 94.3 at December 31, 2024 and June 30, 2024	(1,796.9)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,784.7	3,827.1
Noncontrolling interests	184.2	184.6
Total equity	3,968.9	4,011.7
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$11,724.3	$12,082.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2024
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2024	1.0	$—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
Share-based compensation expense					16.9					16.9		16.9
Equity Investment contribution for share-based compensation					0.4					0.4		0.4
Changes in dividends accrued					—					—		—
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income						82.9				82.9	2.1	85.0	5.7
Other comprehensive income							120.6			120.6	—	120.6	0.1
Adjustment of redeemable noncontrolling interests to redemption value					0.6					0.6		0.6	(0.6)
Distribution to noncontrolling interests, net										—	—
BALANCE—September 30, 2024	1.0	$—	962.1	$9.6	$11,322.6	$(4,815.6)	$(674.5)	94.3	$(1,796.9)	$4,045.2	$186.7	$4,231.9	$98.8	$142.4
Exercise of employee stock options and restricted stock units			4.2	—	—					—		—
Shares withheld for employee taxes					(12.7)					(12.7)		(12.7)
Share-based compensation expense					15.2					15.2		15.2
Equity Investment contribution for share-based compensation					0.3					0.3		0.3
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income						23.7				23.7	1.6	25.3	5.3
Other comprehensive income							(284.5)			(284.5)	(0.2)	(284.7)	(0.2)
Distribution to noncontrolling interests, net										—	(3.9)	(3.9)
Adjustment of redeemable noncontrolling interests to redemption value					0.8					0.8		0.8	(0.8)
BALANCE—December 31, 2024	1.0	$—	966.3	$9.6	$11,322.9	$(4,791.9)	$(959.0)	94.3	$(1,796.9)	$3,784.7	$184.2	$3,968.9	$103.1	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended December 31, 2023
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2023	1.0	$—	919.3	$9.1	$—	$10,898.6	$—	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A common stock in connection with global offering, net of offering costs			30.0	0.3	31.5	311.2	(348.5)					(5.5)		(5.5)
Exercise of employee stock options and restricted stock units			5.2	0.1		(0.1)						—		—
Shares withheld for employee taxes						(0.8)						(0.8)		(0.8)
Share-based compensation expense						30.2						30.2		30.2
Equity investment contribution for share-based compensation						0.7						0.7		0.7
Changes in dividends accrued						—						—		—
Dividends accrued- Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								1.6				1.6	1.1	2.7	7.5
Other comprehensive loss									(115.0)			(115.0)	—	(115.0)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value						2.3						2.3		2.3	(2.3)
BALANCE—September 30, 2023	1.0	$—	954.5	$9.5	$31.5	$11,238.8	$(348.5)	$(4,986.3)	$(777.4)	66.5	$(1,446.3)	$3,721.3	$187.4	$3,908.7	$98.6	$142.4
Issuance of Class A common stock in connection with global offering, net of offering costs			3.0		(31.5)	30.9	$348.5					347.9		347.9
Reacquired Class A Common Stock for employee taxes										0.1		—		—
Exercise of employee stock options and restricted stock units			4.2	0.1		11.2						11.3		11.3
Shares withheld for employee taxes						(17.3)						(17.3)		(17.3)
Share-based compensation expense						19.9						19.9		19.9
Equity investment contribution for share-based compensation						0.6						0.6		0.6
Changes in dividends accrued						—						—		—
Dividends accrued- Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								180.9				180.9	0.5	181.4	4.6
Other comprehensive income									170.8			170.8		170.8	0.2
Distribution to noncontrolling interests, net												—		—	(8.5)
Adjustment of redeemable noncontrolling interests to redemption value						(7.3)						(7.3)		(7.3)	7.3
BALANCE—December 31, 2023	1.0	$—	961.7	$9.6	$—	$11,273.5	$—	$(4,805.4)	$(606.6)	66.6	$(1,446.3)	$4,424.8	$187.9	$4,612.7	$102.2	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121.3	$196.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210.2	212.2
Non-cash lease expense	32.0	31.3
Deferred income taxes	15.2	78.4
Provision (release) for bad debts	2.6	(0.2)
Provision for pension and other post-employment benefits	5.4	5.0
Share-based compensation	32.5	49.9
Losses (gains) on disposals of long-term assets, net	0.9	(0.1)
Realized and unrealized losses/(gains) from equity investments, net	33.9	(15.3)
Foreign exchange effects	6.6	18.0
Unrealized losses (gains) on forward repurchase contracts, net	145.4	(18.8)
Other	25.6	23.5
Change in operating assets and liabilities
Trade receivables	(187.1)	(139.6)
Inventories	38.9	81.9
Prepaid expenses and other current assets	13.7	(47.5)
Accounts payable	29.5	23.2
Accrued expenses and other current liabilities	9.6	138.7
Operating lease liabilities	(28.8)	(30.4)
Income and other taxes payable	16.3	(0.7)
Other noncurrent assets	(5.9)	(10.9)
Other noncurrent liabilities	14.1	13.3
Net cash provided by operating activities	531.9	608.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(120.8)	(121.1)
Proceeds from sale of long-term assets	—	1.7
Payments for license acquisitions	(3.0)	—
Proceeds from contingent consideration from sale of discontinued business	15.6	—
Net cash used in investing activities	(108.2)	(119.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	10.0	—
Proceeds from revolving loan facilities	1,011.9	1,134.0
Repayments of revolving loan facilities	(943.8)	(1,347.0)
Proceeds from issuance of other long-term debt	—	1,284.3
Repayments of term loans and other long-term debt	(490.6)	(1,613.5)
Dividend payments on Class A Common Stock and Series B Preferred Stock	(6.7)	(6.8)
Net proceeds from issuance of Class A Common Stock	—	354.9
Net (payments of) proceeds from foreign currency contracts	(10.3)	0.4
Payments related to forward repurchase contracts, including hedge valuation adjustment	(77.8)	(24.0)
Refunds related to hedge valuation adjustment	61.8	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	—	(8.5)

Payment of deferred financing fees	(2.0)	(39.5)
All other	(13.8)	(20.2)
Net cash used in financing activities	(461.3)	(285.9)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14.4)	(3.1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(52.0)	199.7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	320.6	283.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$268.6	$483.5
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for interest	$112.1	$96.2
Net cash paid for income taxes	42.6	37.8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$67.1	$85.5
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2024. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2025. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2024 and June 30, 2024, the Company had restricted cash of $19.0 and $19.8, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of December 31, 2024 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of December 31, 2024. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and six months ended December 31, 2024 and 2023 was 45.9% and 27.7%, respectively, and 35.9% and 36.4%, respectively. The change in the effective tax rate for the three months ended December 31, 2024, as compared with the three months ended December 31, 2023 is primarily attributable to the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21% in the current period. The change in the effective rate for the six months ended December 31, 2024, as compared with the six months ended December 31, 2023, is primarily due to the impact of a higher effective tax rate in the prior period related to the revaluation of the Company’s deferred tax liabilities due to a tax rate increase enacted in Switzerland resulting in an expense of $24.3.

The effective tax rate of 45.9% for the three months ended December 31, 2024 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

The effective tax rate of 27.7% in the three months ended December 31, 2023 was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation.

The effective tax rate of 35.9% in the six months ended December 31, 2024 was higher than the statutory tax rate of 21% due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective tax rate of 36.4% in the six months ended December 31, 2023 was higher than the statutory tax rate of 21% primarily due to an expense of $24.3 in the period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of December 31, 2024 and June 30, 2024, the gross amount of UTBs was $212.5 and $215.3, respectively. As of December 31, 2024, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $178.7. As of December 31, 2024 and June 30, 2024, the liability associated with UTBs, including accrued interest and penalties, was $213.9 and $200.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $0.8 and $0.7 for the three months ended December 31, 2024 and 2023, respectively, and $4.6 and $2.0 for the six months ended December 31, 2024 and 2023, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 was $34.8 and $30.2, respectively. On the basis of the information available as of December 31, 2024, it is reasonably possible that a decrease of up to $29.6 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization from each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted, but not required. The Company plans to adopt the standard and make the additional required annual disclosures beginning in the fourth quarter of fiscal 2028 and the required interim disclosures beginning in the first quarter of fiscal 2029.

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

	Three Months Ended December 31,		Six Months Ended December 31,
SEGMENT DATA	2024	2023	2024	2023
Net revenues:
Prestige	$1,116.1	$1,122.6	$2,230.2	$2,187.3
Consumer Beauty	553.8	605.0	1,111.2	1,181.7
Total	$1,669.9	$1,727.6	$3,341.4	$3,369.0

Operating income (loss):
Prestige	222.3	200.6	463.8	422.2
Consumer Beauty	64.1	60.4	78.1	92.4
Corporate	(18.2)	(24.3)	(35.9)	(80.4)
Total	$268.2	$236.7	$506.0	$434.2
Reconciliation:
Operating income	268.2	236.7	506.0	434.2
Interest expense, net	54.4	60.1	116.2	129.9
Other expense (income), net	157.2	(80.8)	200.5	(4.2)
Income before income taxes	$56.6	$257.4	$189.3	$308.5
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
Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended December 31,		Six Months Ended December 31,
PRODUCT CATEGORY	2024	2023	2024	2023
Fragrance	70.6%	67.3%	70.4%	66.9%
Color Cosmetics	22.3	24.1	22.2	24.3
Body Care & Other	4.4	5.7	4.5	5.7
Skincare	2.7	2.9	2.9	3.1
Total	100.0%	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
The Company continues to analyze our cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses.
Restructuring costs for the three and six months ended December 31, 2024 and 2023 are presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Total Restructuring Actions	$1.4	$5.7	$2.1	$34.1
The liability balances were $39.9 and $42.6 at December 31, 2024 and June 30, 2024 respectively. The Company currently estimates that the total remaining accrual of $39.9 will result in cash expenditures of approximately $13.8, $19.3 and $6.8 in fiscal 2025, 2026 and thereafter, respectively.
5. INVENTORIES
Inventories as of December 31, 2024 and June 30, 2024 are presented below:

	December 31, 2024	June 30, 2024
Raw materials	$197.4	$201.2
Work-in-process	11.0	10.4
Finished goods	497.4	552.5
Total inventories	$705.8	$764.1

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	December 31, 2024	June 30, 2024
Equity method investments:
KKW Holdings (a)	$3.7	$5.6
Equity investments at fair value:
Wella (b)	1,053.0	1,085.0

Total equity investments	$1,056.7	$1,090.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings. The Company accounts for this minority investment under the equity method, given it has the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment includes basis differences allocated to amortizable intangible assets.
The Company recognized $0.9 and $0.9, respectively, during the three months ended December 31, 2024 and 2023, and $1.9 and $1.7 respectively, during the six months ended December 31, 2024 and 2023 representing its share of the investee’s net loss in Other expense (income), net within the Condensed Consolidated Statements of Operations.
(b)As of December 31, 2024 and June 30, 2024, the Company's stake in Wella was 25.84%.
The following table presents summarized financial information of the Company’s equity method investees for the period ending December 31, 2024. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Summarized Statements of Operations information:
Net revenues	$737.9	$703.9	$1,393.4	$1,341.2
Gross profit	507.4	472.1	953.1	898.9
Operating income	109.1	79.6	147.8	124.5
Income before income taxes	51.3	24.2	48.8	17.4
Net income (loss)	19.2	74.2	(6.9)	57.5
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended December 31, 2024. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended December 31, 2024.

Equity investments at fair value:
Balance as of June 30, 2024	$1,085.0
Total losses included in earnings	(32.0)
Balance as of December 31, 2024	$1,053.0

Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of December 31, 2024. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,053.0	Discounted cash flows	Discount rate	9.50% (a)
			Growth rate	2.0% - 7.1% (a)

		Market multiple	Revenue multiple	1.8x – 2.0x (b)
			EBITDA multiple	10.1x – 11.9x (b)

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill as of December 31, 2024 and June 30, 2024 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7

Changes during the period ended December 31, 2024
Foreign currency translation	(70.5)	(18.8)	(89.3)

Gross balance at December 31, 2024	$6,144.1	$1,712.4	$7,856.5
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at December 31, 2024	$3,033.8	$782.6	$3,816.4

Other Intangible Assets, net
Other intangible assets, net as of December 31, 2024 and June 30, 2024 are presented below:

	December 31, 2024	June 30, 2024
Indefinite-lived other intangible assets	$935.0	$944.6
Finite-lived other intangible assets, net	2,483.4	2,621.0
Total Other intangible assets, net	$3,418.4	$3,565.6
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2024	$944.6	$944.6

Changes during the period ended December 31, 2024
Foreign currency translation	(9.6)	(9.6)

Gross balance at December 31, 2024	$1,879.9	$1,879.9
Accumulated impairments	(944.9)	(944.9)
Net balance at December 31, 2024	$935.0	$935.0
Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2024
License agreements and collaboration agreements	$3,715.1	$(1,422.5)	$(19.6)	$2,273.0
Customer relationships	741.8	(527.8)	(5.5)	208.5
Trademarks	311.7	(192.4)	(0.5)	118.8
Product formulations and technology	83.7	(63.0)	—	20.7
Total	$4,852.3	$(2,205.7)	$(25.6)	$2,621.0
December 31, 2024
License agreements and collaboration agreements	$3,656.0	$(1,476.3)	$(19.6)	$2,160.1
Customer relationships	731.4	(534.1)	(5.5)	191.8
Trademarks	309.9	(197.5)	(0.5)	111.9
Product formulations and technology	81.5	(61.9)	—	19.6
Total	$4,778.8	$(2,269.8)	$(25.6)	$2,483.4
Amortization expense was $47.3 and $48.3 for the three months ended December 31, 2024 and 2023, respectively and $95.4 and $96.9 for the six months ended December 31, 2024 and 2023, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended December 31,		Six Months Ended December 31,
Lease Cost:	2024	2023	2024	2023
Operating lease cost	$19.4	$18.7	$38.2	$37.8
Short-term lease cost	0.7	0.5	1.4	0.8
Variable lease cost	10.7	8.9	22.4	19.6
Sublease income	(3.8)	(4.5)	(7.4)	(8.4)
Net lease cost	$27.0	$23.6	$54.6	$49.8
Other information:
Operating cash outflows from operating leases	$(18.1)	$(18.0)	$(34.9)	$(37.2)
Right-of-use assets obtained in exchange for lease obligations	$0.5	$17.7	$19.1	$32.7

Weighted-average remaining lease term - real estate			6.5 years	6.9 years
Weighted-average discount rate - real estate leases			4.54%	4.42%
Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2025, remaining	$35.3
2026	60.1
2027	52.6
2028	40.0
2029	34.8
Thereafter	80.3
Total future lease payments	$303.1
Less: imputed interest	(43.6)
Total present value of lease liabilities	$259.5
Current operating lease liabilities	56.2
Long-term operating lease liabilities	203.3
Total operating lease liabilities	$259.5

9. DEBT
The Company’s debt balances consisted of the following as of December 31, 2024 and June 30, 2024, respectively:

	December 31, 2024	June 30, 2024
Short-term debt	$1.5	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	350.0	650.0
2026 Euro Senior Secured Notes due April 2026	728.5	748.1
2027 Euro Senior Secured Notes due May 2027	520.4	534.3
2028 Euro Senior Secured Notes due September 2028	520.4	534.3
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2018 Coty Credit Agreement
Coty Revolving Credit Facility due July 2028 (b)	80.0	—
Senior Unsecured Notes
2026 Euro Notes due April 2026	—	192.7
Finance lease obligations & other long term debt	8.2	4.3
Total debt	3,459.0	3,913.7
Less: Short-term debt and current portion of long-term debt	(14.4)	(3.0)
Total Long-term debt	3,444.6	3,910.7
Less: Unamortized financing fees and discounts on long-term debt	(57.6)	(68.9)
Total Long-term debt, net	$3,387.0	$3,841.8
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) The current portion of long-term debt includes swingline loans outstanding under the Company's revolving credit facility of $10.0 and $0.0 as of December 31, 2024 and June 30, 2024, respectively.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of December 31, 2024, total short-term debt increased by $1.5 from nil as of June 30, 2024. In addition, the Company had undrawn letters of credit of $4.1 and $4.1, and bank guarantees of $18.2 and $18.4 as of December 31, 2024 and June 30, 2024, respectively.
Long-Term Debt
Recent Developments
Redemption
On December 6, 2024, the Company redeemed the remaining €180.3 (approximately $190.6) of the 2026 Euro Notes.
Cash Tender Offer
On December 10, 2024, the Company completed its previously announced cash tender offer and redeemed $300.0 of the Company's 2026 Dollar Senior Secured Notes (as defined below).
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
On May 30, 2024, the Company issued an aggregate principal amount of €500.0 million of 4.50% senior secured notes due 2027 ("2027 Euro Senior Secured Notes" and, together with the 2026 Dollar Senior Secured Notes, 2026 Euro Senior Secured Notes, 2028 Euro Senior Secured Notes, 2029 Dollar Senior Secured Notes and 2030 Dollar Senior Secured Notes, the “Senior

Secured Notes”) in a private offering. Coty received net proceeds of €493.7 million in connection with the offering of the 2027 Euro Senior Secured Notes.

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
As amended and restated through July 2023, the 2018 Coty Credit Agreement provides for (a) the incurrence by the Company of (1) a senior secured term A facility in an aggregate principal amount of (i) $1,000.0 denominated in U.S. dollars and (ii) €2,035.0 million denominated in euros (the “2018 Coty Term A Facility”) and (2) a senior secured term B facility in an aggregate principal amount of (i) $1,400.0 denominated in U.S. dollars and (ii) €850.0 million denominated in euros (the “2018 Coty Term B Facility”) and (b) the incurrence by the Company and Coty B.V., a Dutch subsidiary of the Company (the “Dutch Borrower” and, together with the Company, the “Borrowers”), of two tranches of senior secured revolving credit commitments, one in an aggregate principal amount of $1,670.0 available in U.S. dollars and certain other currencies and the other in an aggregate principal amount of €300.0 million available in euros, maturing in July 2028 (together, the "Coty Revolving Credit Facility" (and together with the 2018 Coty Term A Facility and the 2018 Coty Term B Facility, the "Coty Credit Facilities"). The July 2023 amendment also (i) provided for a credit spread adjustment of 0.10% for all interest periods, with respect to Secured Overnight Financing Rate ("SOFR") loans, (ii) added Fitch as a relevant rating agency for purposes of the collateral release provisions and determining applicable interest rates and fees and (iii) provided that certain covenants will cease to apply during a collateral release period. As previously disclosed, the Company has repaid all outstanding balances under the 2018 Coty Term A Facility and 2018 Coty Term B Facility and no amounts are outstanding as of September 30, 2024.
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

On December 6, 2024, the Company redeemed the remaining €180.3 (approximately $190.6) of the 2026 Euro Notes.
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $1.6 and $2.2 during the three months ended December 31, 2024 and 2023, respectively, and $1.6 and $7.4 during the six months ended December 31, 2024 and 2023, respectively, which were recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations. Additionally, the Company capitalized deferred issuance fees of $0.0 and $0.0 during the three months ended December 31, 2024 and 2023, respectively and $0.0 and $40.4 during the six months ended December 31, 2024 and 2023.
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
In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	December 31, 2024		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,369.3	$3,396.1	$3,716.7	$3,719.7
2018 Coty Credit Agreement	80.0	80.0	—	—
Senior Unsecured Notes	—	—	192.7	192.8
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

Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of December 31, 2024, are presented below:

Fiscal Year Ending June 30,
2025, remaining	$10.0
2026	1,078.5
2027	520.4
2028	—
2029	1,090.4
Thereafter	750.0
Total	$3,449.3
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
December 31, 2024 through July 11, 2028	4.00 to 1.00

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
As of December 31, 2024, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.
10. INTEREST EXPENSE, NET
Interest expense, net for the three and six months ended December 31, 2024 and 2023, respectively, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest expense	$56.7	$61.7	$117.1	$128.5
Foreign exchange losses, net of derivative contracts	1.4	2.3	6.1	10.5
Interest income	(3.7)	(3.9)	(7.0)	(9.1)
Total interest expense, net	$54.4	$60.1	$116.2	$129.9

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	—	—	1.3	1.3	0.1	0.1	1.4	1.4
Interest cost	0.2	0.2	3.0	3.2	0.4	0.4	3.6	3.8
Expected return on plan assets	—	—	(1.3)	(1.2)	—	—	(1.3)	(1.2)
Amortization of prior service credit	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net (gain) loss	—	(0.2)	(0.3)	(0.6)	(0.7)	(0.6)	(1.0)	(1.4)
Net periodic benefit cost (credit)	0.2	—	2.7	2.7	(0.2)	(0.2)	2.7	2.5

	Six Months Ended December 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	—	—	2.6	2.6	0.2	0.2	2.8	2.8
Interest cost	0.4	0.4	6.0	6.4	0.8	0.8	7.2	7.6
Expected return on plan assets	—	—	(2.6)	(2.4)	—	—	(2.6)	(2.4)
Amortization of prior service credit	—	—	—	—	—	(0.2)	—	(0.2)
Amortization of net (gain) loss	—	(0.4)	(0.6)	(1.2)	(1.4)	(1.2)	(2.0)	(2.8)
Net periodic benefit cost (credit)	0.4	—	5.4	5.4	(0.4)	(0.4)	5.4	5.0
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
As of December 31, 2024 and June 30, 2024, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $20.9 and $22.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of December 31, 2024 and June 30, 2024, the notional amounts of these outstanding non-designated foreign currency forward contracts were $1,223.7 and $1,797.6, respectively.
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

In December 2023, the Company fully terminated interest rate swap contracts in the notional amount of $200.0 for a cash receipt of $2.1. As the forecasted interest expense under the original swap agreements is still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") will be amortized over the remaining life of the swaps. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination. The Company had no outstanding interest rate swap contracts as of December 31, 2024.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments. As of December 31, 2024 and June 30, 2024, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €2,249.2 million and €1,611.6 million, respectively. The designated hedge amounts were considered highly effective.
Forward Repurchase Contracts
In December 2022 and November 2023, the Company entered into certain forward repurchase contracts to start hedging for potential $196.0 and $294.0 share buyback programs, in 2025 and 2026, respectively. These forward repurchase contracts are accounted for at fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statements of Operations.
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to 2026. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $60.2 and $14.6 as of December 31, 2024 and June 30, 2024, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for a cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of December 31, 2024 and June 30, 2024, and will remain until the sale or substantial liquidation of the underlying net investments.
The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Foreign exchange forward contracts	$1.7	$(1.1)	$1.1	$—
Interest rate swap contracts	—	(1.1)	—	(0.1)
Net investment hedges	105.8	(27.6)	45.6	(9.9)
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $1.6 and $2.1 as of December 31, 2024 and June 30, 2024, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $1.6. As of December 31, 2024, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.

The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended December 31,
	2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.7	$—	$(1.4)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.4	—	0.6

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Six Months Ended December 31,
	2024		2023
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.9	$—	$(2.1)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.8	—	1.2
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended December 31,		Six Months Ended December 31,
		2024	2023	2024	2023
Foreign exchange contracts	Selling, general and administrative expenses	$0.3	$(0.2)	$0.4	$(0.1)
Foreign exchange contracts(a)	Interest expense, net	(50.4)	32.1	(22.8)	2.7
Foreign exchange and forward repurchase contracts	Other income (expense), net	(126.0)	72.1	(168.1)	(3.6)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.
13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of December 31, 2024, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of December 31, 2024, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 872.0 million.
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

The Company's Majority Stockholder
As of December 31, 2024, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A Preferred Stock
As of December 31, 2024, total authorized shares of preferred stock are 20.0 million. There is one class of Preferred Stock, Series A Preferred Stock with a par value of $0.01 per share.
As of December 31, 2024, there were 1.0 million shares of Series A authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended December 31, 2024 and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the six months ended December 31, 2024 and 2023, the Board of Directors declared dividends on the Series B Preferred Stock of $6.6 and paid accrued dividends of $6.6. As of December 31, 2024 and June 30, 2024, the Series B Preferred Stock had outstanding accrued dividends of $3.3.
Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of December 31, 2024, the Company has $796.8 remaining under the Share Repurchase Program.
In December 2022 and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $196.0 and $294.0 share buyback programs in 2025 and 2026, respectively. In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to 2026.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 9.5% and 7.9%, respectively, as of December 31, 2024.
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

In October 2024, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the November 2023 Forward, which resulted in a cash payment of $61.8 to the Counterparties. In November 2024, the Company entered into agreements with the Counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment, which is effective from October 2024 through February 2025, resulting in a refund of $61.8 from the Counterparties. The amendment does not apply to the December 2022 Forward.

Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense (income), net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments for additional information.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended December 31, 2024.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of December 31, 2024 and 2023 was nil, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.1 and $0.3, of which nil and $0.1 related to employee taxes, for the previously accrued dividends on RSUs that vested during the six months ended December 31, 2024 and 2023, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.8 as of December 31, 2024 and June 30, 2024.
Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain on Cash Flow Hedges	(Loss) gain on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)
Other comprehensive income (loss) before reclassifications	0.7	45.6	(206.7)	(1.2)	(161.6)
Net amounts reclassified from AOCI/(L)	(1.2)	—	—	(1.1)	(2.3)
Net current-period other comprehensive (loss) income	(0.5)	45.6	(206.7)	(2.3)	(163.9)
Balance—December 31, 2024	$1.6	$22.6	$(1,029.7)	$46.5	$(959.0)

(a) For the six months ended December 31, 2024, other comprehensive loss before reclassifications of $1.2 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $2.0, net of tax of $0.9.

		Foreign Currency Translation Adjustments
	Loss on Cash Flow Hedges	Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans	Total
Balance—July 1, 2023	$0.7	$(49.8)	$(667.9)	$54.6	$(662.4)
Other comprehensive (loss) income before reclassifications	(0.1)	(9.9)	66.8	1.0	57.8
Net amounts reclassified from AOCI/(L)	0.5	—	—	(2.5)	(2.0)
Net current-period other comprehensive income (loss)	0.4	(9.9)	66.8	(1.5)	55.8
Balance—December 31, 2023	$1.1	$(59.7)	$(601.1)	$53.1	$(606.6)

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Equity plan expense (a)	$15.2	$19.9	$32.1	$50.1
Liability plan (income) expense	0.3	0.3	0.4	(0.2)
Fringe expense	2.9	3.1	2.9	3.1
Total share-based compensation expense	$18.4	$23.3	$35.4	$53.0

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of December 31, 2024, the total unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is $0.0, $130.0, and $36.0, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.00, 2.23, and 3.08 years, respectively.
Restricted Stock Units and Other Share Awards
The Company granted 3.8 million shares and 4.5 million shares of RSUs and other share awards during the three and six months ended December 31, 2024 and 2023, respectively. The Company recognized share-based compensation expense of $17.6 and $19.3 for the three months ended December 31, 2024 and 2023, respectively, of which $5.2 and $5.2 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $30.8 and $48.7 for the six months ended December 31, 2024 and 2023, respectively, of which $10.4 and $26.2 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted 4.0 and 4.1 million shares of PRSUs, during the three and six months ended December 31, 2024. The Company granted 1.6 and 3.7 million shares of PRSUs, during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $0.8 and $3.2 for the three months ended December 31, 2024 and 2023, respectively, of which $0.1 and $1.7 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $4.5 and $3.8 for the six months ended December 31, 2024 and 2023, respectively, of which $1.9 and $1.8 related to Ms. Nabi's award, as described below.
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
Restricted Stock
The Company granted no shares of restricted stock during the three and six months ended December 31, 2024 and 0.3 million shares of restricted stock during the three and six months ended December 31, 2023. The Company recognized share-based compensation expense of $0.0 and $0.6 for the three months ended December 31, 2024 and 2023, respectively, and $0.0 and $1.1 for the six months ended December 31, 2024 and 2023, respectively.
Series A Preferred Stock
The Company granted no shares of Series A Preferred Stock during the three and six months ended December 31, 2024 and 2023. The Company recognized share-based compensation (income) expense of $0.0 and $(0.1) for the three months ended December 31, 2024 and 2023, respectively, and $0.0 and $(0.7) for the six months ended December 31, 2024 and 2023, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and six months ended December 31, 2024 and 2023. The Company recognized share-based compensation expense (income) of nil and $0.3 for the three months ended December 31, 2024 and 2023, respectively, and $0.1 and $0.1 for the six months ended December 31, 2024 and 2023, respectively.

15. NET INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$23.7	$180.9	$106.6	$182.5
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(6.6)	(6.6)
Net income (loss) attributable to common stockholders	$20.4	$177.6	$100.0	$175.9

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	871.4	892.8	869.6	873.6
Effect of dilutive stock options and Series A Preferred Stock (a)	—	—	—	0.1
Effect of restricted stock and RSUs (b)	3.8	6.3	5.6	9.6
Effect of Convertible Series B Preferred Stock (c)	—	23.7	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	875.2	922.8	875.2	883.3

Earnings per common share:
Earnings per common share - basic	$0.02	$0.20	$0.11	$0.20
Earnings per common share - diluted (e)	0.02	0.20	0.11	0.20

(a) For the three months ended December 31, 2024 and 2023, outstanding stock options with rights to purchase 3.5 million and 3.9 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024. For the six months ended December 31, 2024 and 2023, outstanding stock options and Series A Preferred Stock with purchase or conversion rights to purchase 3.5 million and 2.9 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended December 31, 2024 and 2023, there were 13.7 million and 3.9 million anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS. For the three months ended December 31, 2024 and 2023, there were no restricted stock outstanding. For the six months ended December 31, 2024 and 2023, there were 6.8 million and 2.0 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three and six months ended December 31, 2024, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive. For the three months ended December 31, 2023, there were 23.7 million dilutive shares of Convertible Series B Preferred Stock included in the computation of diluted EPS as their inclusion would be dilutive. For the six months ended December 31, 2023, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and six months ended December 31, 2024 and 2023, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, RSUs and PRSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $96.5 and $(44.4), respectively, if dilutive, for the three months ended December 31, 2024 and 2023 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $6.6, and to reverse the impact of fair market value losses/(gains) for contracts with the option to settle in shares or cash of $128.8 and $(0.2) respectively, if dilutive, for the six months ended December 31, 2024 and 2023 on net income applicable to common stockholders during the period.

16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of December 31, 2024, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $103.1 and $93.6 as the RNCI balances as of December 31, 2024 and June 30, 2024, respectively.
17. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved, from time to time, in various litigation, administrative and other legal proceedings, including regulatory actions, incidental or related to its business, including consumer class or collective actions, personal injury (mostly involving allegations related to alleged asbestos in the Company’s talc-based cosmetic products as described below), intellectual property, competition, compliance and advertising claims litigation and disputes, among others (collectively, “Legal Proceedings”). While the Company cannot predict any final outcomes relating thereto, management believes that the outcome of current Legal Proceedings will not have a material effect upon its business, prospects, financial condition, results of operations, cash flows or the trading price of the Company’s securities. However, management’s assessment of the Company’s current Legal Proceedings is ongoing, and could change in light of the discovery of additional facts with respect to Legal Proceedings not presently known to the Company, further legal analysis, or determinations by judges, arbitrators, juries or other finders of fact or deciders of law which are not in accord with management’s evaluation of the probable liability or outcome of such Legal Proceedings. From time to time, the Company is in discussions with regulators, including discussions initiated by the Company, about actual or potential violations of law in order to remediate or mitigate associated legal or compliance risks and liabilities or penalties. As the outcomes of such proceedings are unpredictable, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, prospects, financial condition, results of operations, cash flows or the trading price of its securities.
Cosmetic Talcum Powder Matters. The Company has been named as a defendant in numerous civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos leading to bodily injury. Most of these actions involve a number of co-defendants and, to date, many such actions have been resolved by settlement or other resolution acceptable to the Company. In each of the previous fiscal years the value of settlements, both individually and in the aggregate, has not been material but, due to the rising number of filed and pending cases against the Company, as well as the evolving litigation landscape, settlement values and other costs associated with these cases are likely to increase in the future. The Company believes that a limited portion of its costs incurred in defending and resolving certain of these claims will be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions and policy limits and in some cases there may be indemnity obligations of third parties. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters, individually or collectively. The Company has accrued for such litigation when the likelihood of loss is probable and a reasonable estimate of such loss can be made, and such accruals are not material to the Company’s condensed consolidated financial statements. However, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of December 31, 2024 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of December 31, 2024
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$684.0 million (approximately $110.7)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$454.0 million (approximately $73.5)
Nov-22		IPI	2018-2019	R$616.2 million (approximately $99.7)
Mar-24		IPI	2020	R$34.8 million (approximately $5.6)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$234.6 million (approximately $38.0)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$55.0 million (approximately $8.9)

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State, for which the Company received an unfavorable first and second instances ruling. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court as the case is under discussion. The motion to grant the suspension of the state’s ability to collect the above tax incentives was dismissed and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case. The case was heard in the first half of the current fiscal year, but the case is on hold for review by one of the judges and is now expected to conclude in the second half of the current fiscal year. The Company has been required to provide surety bonds of R$135.2 million (approximately $21.9) and cash deposits of  R$152.6 million (approximately $24.7) as of December 31, 2024, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, an additional case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above and is in an early stage. The Company has been required to provide surety bonds of R$446.2 million (approximately $72.2) as of December 31, 2024, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$311.9 million (approximately $50.5) as of December 31, 2024, to guarantee payment if the case is resolved against the Company.

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

18. RELATED PARTY TRANSACTIONS
Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $3.7 and $4.6 in the three and six months ended December 31, 2024, and $1.9 and $8.5 in the three and six months ended December 31, 2023, which is reported in Other expense (income), net in the Condensed Consolidated Statements of Operations. During the six months ended December 31, 2024, net cash proceeds received from this contingent consideration arrangement totaled $15.6.
As of December 31, 2024, Coty owned 25.84% of Wella as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”) and the Company performed services for Wella in exchange for related service fees. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during the third quarter of fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.1 and $1.6, respectively, for the three months ended December 31, 2024 and $0.8 and $2.7, respectively, for the three months ended December 31, 2023. TSA fees and other fees earned were $0.1 and $3.0, respectively, for the six months ended December 31, 2024 and $1.8 and $5.0, respectively, for the six months ended December 31, 2023. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services. The Company earned $0.4 and $0.7 in the three and six months ended December 31, 2024, respectively, and $0.3 and $0.6 in the three and six months ended December 31, 2023, respectively, which are reflected in Other expense (income), net in the Condensed Consolidated Statements of Operations.
As of December 31, 2024, accounts receivable from and accounts payable to Wella of $26.7 and $0.1, respectively, were included in Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, in the Company's Condensed Consolidated Balance Sheets. Additionally, as of December 31, 2024, the Company has accrued $33.0 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and six months ended December 31, 2024, Coty recorded $0.3 and $0.7, respectively, and for the three and six months ended December 31, 2023, Coty recorded $0.6 and $1.3, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other expense (income), net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale of the Wella Business. For the three and six months ended December 31, 2024, the Company reported sublease income from Wella of $2.2 and $4.3, respectively. For the three and six months ended December 31, 2023, the Company reported sublease income from Wella of $2.0 and $4.1, respectively.
19. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of December 31, 2024 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in growth engine markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true up” payments in connection with our forward repurchase contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions, continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
•any unanticipated problems, liabilities or integration or other challenges associated with a past or future acquired business, joint ventures or strategic partnerships, which could result in increased risk or new, unanticipated or unknown liabilities, including with respect to environmental, competition and other regulatory, compliance or legal matters, and specifically in connection with our strategic partnerships, risks related to the entry into a new distribution channel, the potential for channel conflict, risks of retaining customers and key employees, difficulties of integration (or the risks associated with limiting integration) and management of the partnerships, our relationships with our strategic partners, our ability to protect trademarks and brand names, litigation, investigations by governmental authorities, and changes in law, regulations and policies that affect the business or products of our strategic partnerships, including risk that direct selling laws and regulations may be modified, interpreted or enforced in a manner that results in a negative impact to the business model, revenue, sales force or business of any of our strategic partnerships;
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
•global political and/or economic uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof that affect our business, financial performance, operations or products, including the impact of the war in Ukraine and any escalation or expansion thereof, armed conflict in the Middle East, the current administration in the U.S. and related changes to regulatory and trade policies, changes in the U.S. tax code and/or tax regulations in other jurisdictions where we operate (including recent and pending implementation of the global minimum corporate tax (part of the “Pillar Two Model Rules”) that may impact our tax liability in the European Union (“EU”)), and recent changes and future changes in tariffs, retaliatory or trade protection measures, trade policies and other international trade regulations in the U.S., the EU, and Asia and in other regions where we operate (and our ability to manage the impact of such changes), potential regulatory limits on payment terms in the EU, future changes in sanctions regulations, recent and future changes in regulations impacting the beauty industry, including regulatory measures addressing products, formulations, raw materials and packaging, and recent and future regulatory measures restricting or otherwise impacting the use of web sites, mobile applications or social media platforms that we use in connection with our digital marketing and e-commerce activities;
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
•disruptions in operations, sales and in other areas, including due to disruptions in our supply chain, restructurings and other business alignment activities, manufacturing or information technology systems, labor disputes, extreme weather and natural disasters, impact from public health events, the outbreak of war or hostilities (including the war in Ukraine and armed conflict in the Middle East, and any escalation or expansion thereof), the impact of global supply chain challenges or other disruptions in the international flow of goods (including disruptions arising from changing tariff scenarios), and the impact of such disruptions on our ability to generate profits, stabilize or grow revenues or cash flows, comply with our contractual obligations and accurately forecast demand and supply needs and/or future results;
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
•our relationship with KKR, whose affiliate KKR Bidco, is an investor in the Wella Company, and any related conflicts of interest or litigation;
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, skincare, and body care. Our brands empower people to express themselves freely, creating their own visions of beauty and we are committed to making a positive impact on the planet. Our strategic priorities include stabilizing and growing our Consumer Beauty brands, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in growth channels such as the Travel Retail channel, in China and other growth engine markets (Latin America, including Brazil, the Middle East, North and South East Asia, Africa, and India), and establishing Coty as an industry leader in sustainability.

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands. We are now focusing on accelerating our digital advocacy strategy to amplify our brand and product innovations and leveraging consumer analytics and insights to improve the return on investment of our marketing activities. In Prestige, we are accelerating our fragrance business with exceptional new launches and expanding our premium and ultra-premium category portfolio, while also enhancing the assortment of our Prestige cosmetic products. We are continuing to thoughtfully expand our skincare portfolio (which contributed a low single digit percentage of our first half fiscal 2025 net revenue). We continue to expand our e-commerce capabilities, through online launches, our digital advocacy strategy and active participation in key online shopping events. We expect to further refine our strategy as we monitor the evolving global macroeconomic conditions.

Our products are sold in approximately 121 countries and territories. As a geographically diverse company we are susceptible to global economic trends, geopolitical conflicts, domestic and foreign governmental policies, and changes in foreign exchange rates. In particular, challenging economic conditions in China have had, and are expected to continue to have, an impact on our strategic initiatives, including our growth agenda in the region for Prestige products and our skincare growth priorities. We remain attentive to economic and geopolitical conditions that may materially impact our business. We also continue to monitor and take actions to address the impact to our Consumer Beauty brands in China.

Changing market trends continue to impact sales of our products across and within product categories and regions. In the first half of fiscal 2025, our fragrance category experienced mid-single digit percentage net revenue growth compared to the previous fiscal year, driven by high-single digit percentage growth in the overall fragrance market. Net revenues from Prestige fragrances increased by a mid-single digit percentage in the first half of fiscal 2025, reflecting a deceleration in growth compared to the prior year. Our net revenues from color cosmetics declined during the same period due to a weakening in market demand, particularly in the United States. Additionally, competitive pricing actions in Brazil negatively impacted demand for certain of our deodorant brands leading to a decline in our body care net revenues during the first half of the fiscal year, despite positive trends in the overall mass body care market. Regionally, net revenues in the Asia Pacific region declined by high-single digit percentage in the first half of fiscal 2025, impacted by China and a decline in sales in the Asia Travel Retail channel. Asia Travel Retail sales were negatively affected by regulatory restrictions in Asia aimed at formalizing cross-border shopping, which reduced daigou (surrogate shopping) purchases. Net revenues in the Americas declined by a mid-single digit percentage during the same period, driven by softness within the color cosmetics market in the United States, while revenues from EMEA increased by a mid-single digit percentage due to growth across most European markets. We continue to monitor the impact that potential tariffs could have on our business such as negatively affecting our sales and operating performance in certain markets. We expect that some of the market trends may continue into fiscal 2026.

We expect that our reported net revenue for fiscal 2025 will decline in the low-single-digit percentage versus the prior year, which includes an estimated low-single-digit percentage negative impact of foreign exchange. We anticipate that our annual gross margin will remain in the mid-sixties, providing us with opportunities to fund new product initiatives and support our brands through advertising and consumer promotional investments. In anticipation of a more uncertain demand backdrop, including cautious retailer behavior and a complex macroeconomic environment, we are re-accelerating our cost reduction efforts across to deliver savings above approximately $120.0. We continue to target advertising and consumer promotional spending in the high-twenties percentage of net revenues. However, our level of advertising and consumer promotional spending will depend on various factors, including seasonality, the timing of product launches, and budgetary considerations.

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
Basis of Presentation of Acquisitions, Divestitures, Terminations or Market Exit
During the period when we complete an acquisition, divestiture, early license termination, or market exit, the financial results of the current year period are not comparable to the financial results presented in the prior year period. When explaining such changes from period to period and to maintain a consistent basis between periods, we exclude the financial contribution of: (i) the acquired brands or businesses in the current year period until we have twelve months of comparable financial results, and (ii) the divested brands or businesses or early terminated brands or markets exited in the prior year period, to maintain comparable financial results with the current fiscal year period. Acquisitions, divestitures, early license terminations, and market exits that would impact the comparability of financial results between periods presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in the table below.

Period of acquisition, divestiture, termination	Acquisition, divestiture, termination	Impact on basis of first and second quarter 2025/2024 presentation
Third quarter fiscal 2024	Termination: Lacoste	First and second quarter fiscal 2024 net revenue excluded.
THREE MONTHS ENDED DECEMBER 31, 2024 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2023
NET REVENUES
In the three months ended December 31, 2024, net revenues decreased 3%, or $57.7, to $1,669.9 from $1,727.6 in the three months ended December 31, 2023. Excluding net revenue from the second quarter of the prior period from Lacoste, net revenues decreased 3% or $51.9 to $1,669.9 from $1,721.8 in the three months ended December 31, 2023, reflecting a decrease in unit volume of 3% (primarily due to body care brands under Monange in Brazil as a result of competitive pricing action in the deodorant market) and negative foreign currency exchange translation impact of 2% (primarily driven by foreign currency exposure to Brazilian Real), partially offset by a positive price and mix impact of 2% (primarily due to positive pricing impact as a result of prior year period price increases and in line with the overall premiumization strategy). The overall decrease in net revenues reflects declines within color cosmetics primarily due to negative market trends in the United States, declines within mass bodycare in Brazil primarily due to competitive pricing action in the Brazilian deodorant market, and declines within Prestige cosmetics due to sales volumes decline in the Travel Retail Asia channel as a result of regulations impacting surrogate shopping purchases. The decrease in net revenues was partially offset by growth in the Prestige fragrance category primarily due to positive market trends in most major markets.
Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.

Net Revenues by Segment

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
NET REVENUES
Prestige	$1,116.1	$1,122.6	(1)%
Consumer Beauty	553.8	605.0	(8)%
Total	$1,669.9	$1,727.6	(3)%
Prestige
In the three months ended December 31, 2024, net revenues from the Prestige segment decreased 1%, or $6.5 to $1,116.1 compared to $1,122.6 in the three months ended December 31, 2023. Excluding net revenue from the second quarter of the prior year period from Lacoste, net revenues from the Prestige segment remained relatively flat, decreasing by $0.7 to $1,116.1 from $1,116.8 in the three months ended December 31, 2023, reflecting a decrease in unit volume of 3% (primarily due to lower sales through the Travel retail channel for Prestige cosmetics) and negative foreign currency exchange translation impact of 1%, partially offset by a positive price and mix impact of 4% (primarily due to positive pricing impact as a result of prior year period price increases and in line with the overall premiumization strategy). The decrease in net revenues primarily reflects:

•Prestige cosmetic sales declines of $15.3, primarily due to declines in sales volume in the Asia Travel Retail channel from Gucci makeup as a result of regulations impacting the surrogate shopping purchases. The overall category sales decline can also be attributed to negative market trends in China and fewer innovations compared to the prior year; and
•Prestige skincare sales declines of $4.3.
These decreases were partially offset by:
•Prestige fragrance sales growth of $18.9, due to successful performance of Burberry and Gucci from existing fragrance lines. In addition, continued brand innovation such as Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Chloe Signature Intense, and Boss Bottled Absolu contributed to the category sales growth. The category sales growth was partially offset by declines from Calvin Klein due to a reduction in value distribution channel sales and tight inventory management from certain retailers, as well as a decline due to the expiration of the Roberto Cavalli license in the prior year. The overall category sales growth can also be attributed to positive market trends in most major markets.
Consumer Beauty
In the three months ended December 31, 2024, net revenues from the Consumer Beauty segment decreased 8%, or $51.2, to $553.8 from $605.0 in the three months ended December 31, 2023, reflecting a negative foreign currency exchange translation impact of 4% (primarily driven by foreign currency exposure to Brazilian Real), a decrease in unit volume of 3% (primarily due to body care brands in Brazil), and a negative price and mix impact of 1% (primarily due to higher promotions in the current period). The decrease in net revenues primarily reflects:
•Color cosmetics sales decline of $27.7, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from several brands. Category sales declines were also impacted by increased discounts and promotions compared to the prior period. Sally Hansen also declined despite gaining market share in the current period due to negative market trends in the bottle and brush nail subcategory in the United States; and
•Mass body care decline of $25.3, primarily due to declines in sales volumes from Monange in Brazil due to competitive pricing action in the deodorant market; and
•Mass skincare sales decline of $0.6.
These decreases were partially offset by:
•Mass fragrance sales growth of $2.4.

COST OF SALES
In the three months ended December 31, 2024, cost of sales decreased 8%, or $47.8, to $555.7 from $603.5 in the three months ended December 31, 2023. Cost of sales as a percentage of net revenues decreased to 33.3% in the three months ended December 31, 2024 from 34.9% in the three months ended December 31, 2023, resulting in a gross margin increase of approximately 160 basis points, primarily reflecting:
(i)approximately 140 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 30 basis points related to decreased excess and obsolescence costs.
These decreases were partially offset by:
(i)approximately 20 basis points related to an increase in designer license fees due to licensed Prestige brands comprising a larger portion of overall net revenues in the current period and expanded Consumer Beauty collections under licensed brands driving increased license fees.
The above reflects a positive impact from pricing net of inflation of approximately 60 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended December 31, 2024, selling, general and administrative expenses decreased 4%, or $36.1, to $797.3 from $833.4 in the three months ended December 31, 2023. Selling, general and administrative expenses as a percentage of net revenues decreased to 47.7% in the three months ended December 31, 2024 from 48.2% in the three months ended December 31, 2023, or approximately 50 basis points. This decrease primarily reflects:
(i)120 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues; and
(ii)20 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
These decreases were partially offset by the following increases:
(i)50 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues primarily due to increases in in-store merchandising execution and education, partially offset by declines in working and non-working media investment as a percentage of net revenues; and
(ii)30 basis points due to an increase in administrative costs as a percentage of net revenues primarily due to higher lease cost in the current period.
OPERATING INCOME
In the three months ended December 31, 2024, operating income was $268.2 compared to income of $236.7 in the three months ended December 31, 2023. Operating income as a percentage of net revenues, increased to 16.1% in the three months ended December 31, 2024 as compared to 13.7% in the three months ended December 31, 2023. The increase in operating margin is primarily driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 160 basis points), an increase in gains in our exposure to foreign currency (approximately 100 basis points), a decrease in restructuring expense (approximately 20 basis points), and a decrease in stock-based compensation expense (approximately 20 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, partially offset by an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 50 basis points) and an increase in fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to non-full time employee and non-people costs. Our consolidated operating income margin was positively impacted by a greater proportion of net revenues generated by the higher margin brands from our Prestige fragrance business, and lower proportion of net revenues generated from the lower margin brands in Brazil compared to the prior year.

Operating Income (Loss) by Segment

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Operating income (loss)
Prestige	$222.3	$200.6	11%
Consumer Beauty	64.1	60.4	6%
Corporate	(18.2)	(24.3)	25%
Total	$268.2	$236.7	13%
Prestige
In the three months ended December 31, 2024, operating income for Prestige was $222.3 compared to income of $200.6 in the three months ended December 31, 2023. Operating margin increased to 19.9% of net revenues in the three months ended December 31, 2024 as compared to 17.9% in the three months ended December 31, 2023, driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 160 basis points), an decrease in losses from our exposure to foreign currency (approximately 100 basis points), partially offset by an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 40 basis points), and an increase in fixed costs as a percentage of net revenues (approximately 20 basis points) primarily related to non-full time employee and non-people costs. Our Prestige operating income margin was positively impacted by a higher proportion of net revenues generated by the higher margin fragrance brands.
Consumer Beauty
In the three months ended December 31, 2024, operating income for Consumer Beauty was $64.1 compared to income of $60.4 in the three months ended December 31, 2023. Operating margin increased to 11.6% of net revenues in the three months ended December 31, 2024 as compared to 10.0% in the three months ended December 31, 2023, driven by a decrease in cost of goods sold as a percentage of net revenues (approximately 110 basis points), an decrease in losses from our exposure to foreign currency (approximately 90 basis points), partially offset by an increase in fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to non-full time employee and non-people costs. Our Consumer Beauty operating income margin was positively impacted by a lower proportion of Consumer Beauty net revenues generated by the lower margin brands from our Brazilian business.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended December 31, 2024, the operating loss for Corporate was $18.2 compared to a loss of $24.3 in the three months ended December 31, 2023, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease in the operating loss for Corporate was primarily driven by a $4.9 decrease in stock-based compensation expense and a $1.3 decrease in restructuring and other business realignment costs.

Adjusted Operating Income by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended December 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$222.3	$37.7	$260.0
Consumer Beauty	64.1	9.6	73.7
Corporate	(18.2)	18.2	—
Total	$268.2	$65.5	$333.7

	Three Months Ended December 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$200.6	$38.4	$239.0
Consumer Beauty	60.4	9.9	70.3
Corporate	(24.3)	24.3	—
Total	$236.7	$72.6	$309.3

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Net income	$30.6	$186.0	(84)%
Net income margin	1.8%	10.8%
Provision (benefit) for income taxes	26.0	71.4	(64)%
Income before income taxes	$56.6	$257.4	(78)%
Interest expense, net	54.4	60.1	(9)%
Other expense (income), net	157.2	(80.8)	>100%
Reported operating income	$268.2	$236.7	13%
Reported operating income (loss) margin	16.1%	13.7%
Amortization expense	47.3	48.3	(2)%
Restructuring and other business realignment costs	2.7	4.0	(33)%
Stock-based compensation	15.5	20.2	(23)%
Gain on sale of real estate	—	0.1	(100)%
Total adjustments to reported operating income	$65.5	$72.6	(10)%
Adjusted operating income	$333.7	$309.3	8%
Adjusted operating income margin	20.0%	17.9%
Adjusted depreciation	57.0	57.1	—%
Adjusted EBITDA	$390.7	$366.4	7%
Adjusted EBITDA margin	23.4%	21.2%
In the three months ended December 31, 2024, adjusted operating income increased $24.4 to $333.7 from $309.3 in the three months ended December 31, 2023. Adjusted operating margin increased to 20.0% of net revenues in the three months ended December 31, 2024 from 17.9% in the three months ended December 31, 2023. In the three months ended December 31, 2024, adjusted EBITDA increased $24.3 to $390.7 from $366.4 in the three months ended December 31, 2023. Adjusted EBITDA margin increased to 23.4% of net revenues in the three months ended December 31, 2024 from 21.2% in the three months ended December 31, 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating income	$222.3	$200.6	11%
Reported operating income margin	19.9%	17.9%
Amortization expense	37.7	38.4	(2)%
Total adjustments to reported operating income	$37.7	$38.4	(2)%
Adjusted operating income	$260.0	$239.0	9%
Adjusted operating income margin	23.3%	21.3%
Adjusted depreciation	28.2	27.2	4%
Adjusted EBITDA	$288.2	$266.2	8%
Adjusted EBITDA margin	25.8%	23.7%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating income	$64.1	$60.4	6%
Reported operating income margin	11.6%	10.0%
Amortization expense	9.6	9.9	(3)%
Total adjustments to reported operating income	$9.6	$9.9	(3)%
Adjusted operating income	$73.7	$70.3	5%
Adjusted operating income margin	13.3%	11.6%
Adjusted depreciation	28.8	29.9	(4)%
Adjusted EBITDA	$102.5	$100.2	2%
Adjusted EBITDA margin	18.5%	16.6%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating loss	$(18.2)	$(24.3)	25%
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	2.7	4.0	(33)%
Stock-based compensation	15.5	20.2	(23)%
Gain on sale of real estate	—	0.1	(100)%
Total adjustments to reported operating income	$18.2	$24.3	(25)%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended December 31, 2024, amortization expense decreased to $47.3 from $48.3 in the three months ended December 31, 2023. In the three months ended December 31, 2024, amortization expense of $37.7 and $9.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2023, amortization expense of $38.4 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
In the three months ended December 31, 2024, we incurred restructuring and other business structure realignment costs of $2.7 as follows:
•We incurred restructuring costs of $1.4 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $1.3, which is reported in cost of sales.
In the three months ended December 31, 2023, we incurred restructuring and other business structure realignment costs of $4.0 as follows:
•We incurred restructuring costs of $5.7 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(1.7), which is reported in selling, general and administrative expenses.
Stock-Based Compensation
In the three months ended December 31, 2024, stock-based compensation was $15.5 as compared with $20.2 in the three months ended December 31, 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Adjusted Depreciation Expense
In the three months ended December 31, 2024, adjusted depreciation expense of $28.2 and $28.8 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended December 31, 2023, adjusted depreciation expense of $27.2 and $29.9 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended December 31, 2024, net interest expense was $54.4 as compared with $60.1 in the three months ended December 31, 2023. The decrease in interest expense is primarily due to lower debt balances in the current period as well as lower interest rates.
OTHER EXPENSE/INCOME
In the three months ended December 31, 2024, other expense was $157.2 as compared with other income of $80.8 in the three months ended December 31, 2023.
Other expense of $157.2 in the three months ended December 31, 2024 was principally comprised of net losses on forward repurchase contracts of $126.0 and equity investment related impacts of $33.1.
Other income of $80.8 in the three months ended December 31, 2023 was principally comprised of net gains on forward repurchase contracts of $72.1, and equity investment related gains of $11.5.
The increase in Other expense of $238.0 is primarily due to higher net losses on forward repurchase contracts of $198.1 compared to the gains in the prior year period and higher losses from equity investments of $45.0 as a result of an unfavorable fair market value adjustment related to our equity investment in Wella in the current period compared to a favorable adjustment in the prior year period.
INCOME TAXES
The effective income tax rate for the three months ended December 31, 2024 and 2023 was 45.9% and 27.7%, respectively. The increase in the effective tax rate was primarily attributable to the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21% in the current period.

The effective tax rate of 45.9% for the three months ended December 31, 2024, was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective tax rate of 27.7% in the three months ended December 31, 2023, was higher than the Federal statutory rate of 21% primarily due to the limitation on the deductibility of executive stock compensation.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$56.6	$26.0	45.9%	$257.4	$71.4	27.7%
Adjustments to reported operating income (a)	65.5			72.6
Change in fair value of investment in Wella Company (c)	32.0			(13.0)
Other adjustments (d)	(0.1)			0.2
Total Adjustments (b)	97.4	17.3		59.8	6.6
Adjusted income before income taxes	$154.0	$43.3	28.1%	$317.2	$78.0	24.6%

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
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended December 31, 2023, this primarily represents loss from our equity investment in KKW.
The adjusted effective tax rate was 28.1% for the three months ended December 31, 2024 compared to 24.6% for the three months ended December 31, 2023. The difference is primarily due to the loss on forward repurchase contracts having a higher proportional impact in the current period.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $23.7 in the three months ended December 31, 2024 as compared to net income of $180.9 in the three months ended December 31, 2023. The decrease in the income was primarily driven higher net losses on forward repurchase contracts of $198.1 compared to the gains in the prior year period and a higher losses from equity investments of $45.0 as a result of an unfavorable fair market value adjustment in the current period compared to a favorable adjustment in the prior year period, partially offset by a lower provision for income taxes of $45.4 in the current period, and higher operating income of $31.5 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended December 31,
(in millions)	2024	2023	Change %
Net income attributable to Coty Inc.	$23.7	$180.9	(87)%
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net income (loss) attributable to common stockholders	$20.4	$177.6	(89)%
% of net revenues	1.2%	10.3%
Adjustments to reported operating income (b)	65.5	72.6	(10)%
Change in fair value of investment in Wella Company (c)	32.0	(13.0)	>100%
Adjustment to other expense (d)	(0.1)	0.2	<(100%)
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(17.3)	(6.6)	<(100%)
Adjusted net income attributable to Coty Inc.	$98.8	$229.1	(57)%
% of net revenues	5.9%	13.3%
Per Share Data
Adjusted weighted-average common shares
Basic	871.4	892.8
Diluted (a)	875.2	922.8
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.11	$0.26
Diluted (a)	$0.11	$0.25

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended December 31, 2024 and 2023, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $96.5 and $(44.4), respectively. For the three months ended December 31, 2024, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3. For the three months ended December 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $3.3 was required.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the three months ended December 31, 2023, this primarily represents adjustments for equity loss from KKW.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

SIX MONTHS ENDED DECEMBER 31, 2024 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2023
NET REVENUES
In the six months ended December 31, 2024, net revenues decreased 1%, or $27.6, to $3,341.4 from $3,369.0 in the six months ended December 31, 2023. Excluding net revenue from the six months ended December 31, 2023 from Lacoste, net revenues remained relatively flat, increasing $1.0 to $3,341.4 from $3,340.4 in the six months ended December 31, 2023, reflecting a positive price and mix impact of 4% (primarily due to positive pricing impact as a result of prior year period price increases and in line with the overall premiumization strategy), a decrease in unit volume of 2% (primarily due to body care brands under Monange in Brazil as a result of competitive pricing action in the deodorant market), and a negative foreign currency exchange translation impact of 2% (primarily driven by foreign currency exposure to Brazilian Real). The overall increase in net revenues reflects growth in our prestige and mass fragrance categories due to the positive market trends in most major markets and geographical expansion of certain brands. This growth was mostly offset by declines in color cosmetics primarily due to negative market trends in the United States, declines within mass bodycare in Brazil primarily due to competitive pricing action in the Brazilian deodorant market, and declines within Prestige cosmetics primarily due to sales volumes decline in the Travel Retail Asia channel as a result of regulations impacting surrogate shopping purchases.
Digital and e-commerce channel sales remained relatively flat compared to the prior year.
Net Revenues by Segment

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
NET REVENUES
Prestige	$2,230.2	$2,187.3	2%
Consumer Beauty	1,111.2	1,181.7	(6)%
Total	$3,341.4	$3,369.0	(1)%
Prestige
In the six months ended December 31, 2024, net revenues from the Prestige segment increased 2%, or $42.9, to $2,230.2 from $2,187.3 in the six months ended December 31, 2023. Excluding net revenue from the first and second quarters of the prior year period from Lacoste, net revenues from the Prestige segment increased 3% or $71.5 to $2,230.2 from $2,158.7 in the six months ended December 31, 2023, reflecting a positive price and mix impact of 4% (primarily due to positive pricing impact as a result of prior year period price increases and in line with the overall premiumization strategy), and negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $102.1, due to successful performance of Burberry, Chloe, Hugo Boss, and Gucci from existing fragrance lines. In addition, continued brand innovation such as Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Chloe Signature Intense, and Boss Bottled Absolu contributed to the category sales growth. The category sales growth was partially offset by declines in Calvin Klein due to a reduction in value distribution channel sales and tight inventory management from certain retailers, declines in philosophy resulting from lower advertising and consumer promotional support, as well as a decline due to the expiration of the Roberto Cavalli license in the prior year. The overall category sales growth can also be attributed to positive market trends in most major markets.
These increases were partially offset by:
•Prestige cosmetic sales declines of $21.3, primarily due to declines in sales volume in the Asia Travel Retail channel from Gucci makeup as a result of regulations impacting the surrogate shopping purchases; and
•Prestige skincare sales declines of $9.3, due to declines across the prestige skincare portfolio.
Consumer Beauty
In the six months ended December 31, 2024, net revenues from the Consumer Beauty segment decreased 6%, or $70.5, to $1,111.2 from $1,181.7 in the six months ended December 31, 2023, reflecting a negative foreign currency exchange translation impact of 4% (primarily driven by foreign currency exposure to Brazilian Real), and a decrease in unit volume of 2% (primarily due to body care brands in Brazil). The decrease in net revenues primarily reflects:

•Color cosmetics sales declines of $57.5, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl. Rimmel net revenues declined due to distribution losses and retailer destocking in certain markets, amid declining market share across several markets. Category net sales declines were also impacted by increased discounts and promotions compared to the prior period. Sally Hansen also declined despite gaining market share in the current period due to negative market trends in the bottle and brush nail subcategory in the United States; and
•Mass body care sales declines of $41.1, primarily due to declines in sales volumes from Monange in Brazil due to competitive pricing action in the deodorant market. The decline can also be attributed to lower sales volumes for adidas during the first quarter as a result of category slowdown in China which resulted in higher trade inventory levels.
These decreases were partially offset by:
•Mass fragrance sales growth of $25.6, due to brand innovation such as adidas Vibes and geographical expansion of existing products into growth-engine markets; and
•Mass skincare sales growth of $2.5.

COST OF SALES
In the six months ended December 31, 2024, cost of sales decreased 6%, or $70.4, to $1,132.6 from $1,203.0 in the six months ended December 31, 2023. Cost of sales as a percentage of net revenues decreased to 33.9% in the six months ended December 31, 2024 from 35.7% in the six months ended December 31, 2023 resulting in a gross margin increase of approximately 180 basis points primarily reflecting:
(i)approximately 120 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 60 basis points related to an decrease in excess and obsolescence costs primarily associated with the Prestige product portfolio.
The above reflects a positive impact from pricing net of inflation of approximately 90 basis points.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the six months ended December 31, 2024, selling, general and administrative expenses remained relatively flat, or increased $4.5, to $1,605.3 from $1,600.8 in the six months ended December 31, 2023. Selling, general and administrative expenses as a percentage of net revenues increased to 48.0% in the six months ended December 31, 2024 from 47.5% in the six months ended December 31, 2023, or approximately 50 basis points. This increase was primarily due to:
(i)70 basis points due to an increase in administrative costs as a percentage of net revenues primarily due to higher compensation expense from increased headcount;
(ii)40 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues primarily due to increases in in-store merchandising execution and education, partially offset by declines in working media investment as a percentage of net revenues;
(iii)20 basis points due to an increase in miscellaneous operating expenses.
These increases were partially offset by the following decreases:
(i)50 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO; and
(ii)40 basis points due to favorable transactional impact from our exposure to foreign currency as a percentage of net revenues.

OPERATING INCOME
In the six months ended December 31, 2024, operating income was $506.0 compared to income of $434.2 in the six months ended December 31, 2023. Operating margin as a percentage of net revenues, increased to 15.1% in the six months ended December 31, 2024 as compared to an operating income as a percentage of net revenues of 12.9% in the six months ended December 31, 2023. The increase in operating margin is largely driven by lower cost of goods sold as a percentage of net revenues (approximately 180 basis points), lower restructuring costs in the current period (approximately 90 basis points), and a decrease in stock-based compensation expense (approximately 50 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, partially offset by an increase in fixed costs as a percentage of net revenues (approximately 70 basis points) primarily related to non-full time employee and non-people costs and an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 40 basis points). Our consolidated operating income margin was positively impacted by a greater proportion of net revenues generated by the higher margin brands from our Prestige fragrance business, and lower proportion of net revenues generated from the lower margin brands in Brazil compared to the prior year.
Operating Income (Loss) by Segment

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Operating income (loss)
Prestige	$463.8	$422.2	10%
Consumer Beauty	78.1	92.4	(15)%
Corporate	(35.9)	(80.4)	55%
Total	$506.0	$434.2	17%
Prestige
In the six months ended December 31, 2024, operating income for Prestige was $463.8 compared to income of $422.2 in the six months ended December 31, 2023. Operating margin increased to 20.8% of net revenues in the six months ended December 31, 2024 as compared to 19.3% in the six months ended December 31, 2023, driven primarily by lower cost of goods sold as a percentage of net revenues (approximately 210 basis points), partially offset by an increase in fixed costs as a percentage of net revenues (approximately 60 basis points) primarily related to non-full time employee and non-people costs, and an increase in advertising and consumer promotional expense (approximately 20 basis points). Our Prestige operating income margin was positively impacted by a higher proportion of net revenues generated by the higher margin fragrance brands.
Consumer Beauty
In the six months ended December 31, 2024, operating income for Consumer Beauty was $78.1 compared to income of $92.4 in the six months ended December 31, 2023. Operating margin decreased to 7.0% of net revenues in the six months ended December 31, 2024 as compared to 7.8% in the six months ended December 31, 2023, driven by an increase in fixed costs as a percentage of net revenues (approximately 70 basis points) primarily related to people and non-people related costs, and an increase in advertising and consumer promotional expense as a percentage of net revenues (approximately 70 basis points), partially offset by lower costs of goods sold as a percentage of net revenues (approximately 60 basis points).
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the six months ended December 31, 2024, the operating loss for Corporate was $35.9 compared to a loss of $80.4 in the six months ended December 31, 2023, as described under “Adjusted Operating Income for Coty Inc.” below. The decrease to the operating loss for Corporate was primarily driven by an decrease of $32.0 in restructuring costs in the current period and a decrease of $17.6 in stock compensation expense in the current period.

Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Six Months Ended December 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	463.8	$75.9	$539.7
Consumer Beauty	78.1	19.5	97.6
Corporate	(35.9)	35.9	—
Total	$506.0	$131.3	$637.3

	Six Months Ended December 31, 2023
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	422.2	$77.1	$499.3
Consumer Beauty	92.4	19.8	112.2
Corporate	(80.4)	80.4	—
Total	$434.2	$177.3	$611.5

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Net income (loss)	$121.3	$196.2	(38)%
Net income margin	3.6%	5.8%
Provision (benefit) for income taxes	68.0	112.3	(39)%
Income (loss) before income taxes	$189.3	$308.5	(39)%
Interest expense, net	116.2	129.9	(11)%
Other expense (income), net	200.5	(4.2)	>100%
Reported operating income	$506.0	$434.2	17%
Reported operating income (loss) margin	15.1%	12.9%
Amortization expense	95.4	96.9	(2)%
Restructuring and other business realignment costs	3.4	31.3	(89)%
Stock-based compensation	32.5	49.9	(35)%
Gain on sale of real estate	—	(1.6)	100%
Early license termination and market exit costs	—	0.8	(100)%
Total adjustments to reported operating income	$131.3	$177.3	(26)%
Adjusted operating income	$637.3	$611.5	4%
Adjusted operating income margin	19.1%	18.2%
Adjusted depreciation	113.5	115.2	(1)%
Adjusted EBITDA	$750.8	$726.7	3%
Adjusted EBITDA margin	22.5%	21.6%
In the six months ended December 31, 2024, adjusted operating income increased $25.8, to $637.3 from $611.5 in the six months ended December 31, 2023. Adjusted operating margin increased to 19.1% of net revenues in the six months ended December 31, 2024 from 18.2% in the six months ended December 31, 2023. In the six months ended December 31, 2024, adjusted EBITDA increased $24.1 to $750.8 from $726.7 in the six months ended December 31, 2023. Adjusted EBITDA margin increased to 22.5% of net revenues in the six months ended December 31, 2024 from 21.6% in the six months ended December 31, 2023.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating income	463.8	422.2	10%
Reported operating income (loss) margin	20.8%	19.3%
Amortization expense	75.9	77.1	(2)%
Total adjustments to reported operating income	$75.9	$77.1	(2)%
Adjusted operating income	$539.7	$499.3	8%
Adjusted operating income margin	24.2%	22.8%
Adjusted depreciation	56.1	54.5	3%
Adjusted EBITDA	$595.8	$553.8	8%
Adjusted EBITDA margin	26.7%	25.3%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating income	78.1	92.4	(15)%
Reported operating income (loss) margin	7.0%	7.8%
Amortization expense	19.5	19.8	(2)%
Total adjustments to reported operating income	$19.5	$19.8	(2)%
Adjusted operating income	$97.6	$112.2	(13)%
Adjusted operating income margin	8.8%	9.5%
Adjusted depreciation	57.4	60.7	(5)%
Adjusted EBITDA	$155.0	$172.9	(10)%
Adjusted EBITDA margin	13.9%	14.6%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Reported operating loss	$(35.9)	$(80.4)	55%
Reported operating income (loss) margin	N/A	N/A
Restructuring and other business realignment costs	3.4	31.3	(89)%
Stock-based compensation	32.5	49.9	(35)%
Gain on sale of real estate	—	(1.6)	100%
Early license termination and market exit costs	—	0.8	(100)%
Total adjustments to reported operating income	$35.9	$80.4	(55)%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A
Amortization Expense
In the six months ended December 31, 2024, amortization expense decreased to $95.4 from $96.9 in the six months ended December 31, 2023. In the six months ended December 31, 2024, amortization expense of $75.9 and $19.5 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2023, amortization expense of $77.1 and $19.8 was reported in the Prestige and Consumer Beauty segments, respectively.

Restructuring and Other Business Realignment Costs
In the six months ended December 31, 2024, we incurred restructuring and other business structure realignment costs of $3.4 as follows:
•We incurred restructuring costs of $2.1 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $1.3 which is reported in cost of sales.
In the six months ended December 31, 2023, we incurred restructuring and other business structure realignment costs of $31.3 as follows:
•We incurred restructuring costs of $34.1 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(2.8) which is reported in Selling, general and administrative expenses.
Stock-based compensation
In the six months ended December 31, 2024, stock-based compensation was $32.5 as compared with $49.9 in the six months ended December 31, 2023. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Gain on Sale of Real Estate
In the six months ended December 31, 2024 and 2023, we recognized $0.0 and a gain of $(1.6) related to sale of real estate, respectively.
Early License Termination and Market Exit Costs
In the six months ended December 31, 2024, we incurred no costs related to the early termination of a license and our decision to wind down our business in Russia.
In the six months ended December 31, 2023, we incurred costs of $0.8 related to the early termination of a license and market exit activity.
Adjusted Depreciation Expense
In the six months ended December 31, 2024, adjusted depreciation expense of $56.1 and $57.4 was reported in the Prestige and Consumer Beauty segments, respectively. In the six months ended December 31, 2023, adjusted depreciation expense of $54.5 and $60.7 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the six months ended December 31, 2024, net interest expense was $116.2 as compared with $129.9 in the six months ended December 31, 2023. This decrease is primarily due to lower debt balances in the current period as well as lower interest rates.
OTHER EXPENSE/INCOME
In the six months ended December 31, 2024, other expense was $200.5 as compared to other income of $4.2 in the six months ended December 31, 2023.
Other expense of $200.5 in the six months ended December 31, 2024 was principally comprised of net losses on forward repurchase contracts of $168.1 and equity investment related impacts of $34.5.
Other income of $4.2 in the six months ended December 31, 2023 was principally comprised of equity investment related gains of $14.0, gains associated with earn-out provisions related to our sale of the Wella Business of $8.5, partially offset by deferred financing fee write-offs of $7.4, miscellaneous other expense of $7.1 and losses on forward repurchase contracts of $3.6.
This decrease in Other income of $204.7 is primarily due to higher net losses on forward repurchase contracts of $164.5 and higher losses from equity investments of $49.0 as a result of an unfavorable fair market value adjustment in the current period compared to favorable adjustments in the prior year period.

INCOME TAXES
The effective income tax rate for the six months ended December 31, 2024 and 2023 was 35.9% and 36.4%, respectively. The change in the effective rate is primarily due to the impact of a higher effective tax rate in the prior period related to the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland resulting in an expense of $24.3.
The effective tax rate of 35.9% for the six months ended December 31, 2024, was higher than the statutory tax rate of 21% due to the limitation on the deductibility of executive stock compensation and the limitation on the deductibility of interest expense as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective tax rate of 36.4% for the six months ended December 31, 2023 was increased from the statutory tax rate of 21% due to an expense of $24.3 in the period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Six Months Ended December 31, 2024			Six Months Ended December 31, 2023
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$189.3	$68.0	35.9%	$308.5	$112.3	36.4%
Other adjustments to reported operating income (a)	131.3			177.3
Change in fair value of investment in Wella Company (c)	32.0			(17.0)
Other adjustments (d)	(0.4)			4.1
Total Adjustments (b)	162.9	32.6		164.4	33.7
Adjusted income before income taxes	$352.2	$100.6	28.6%	$472.9	$146.0	30.9%

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
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the six months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the six months ended December 31, 2023, this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW.
The adjusted effective tax rate was 28.6% for the six months ended December 31, 2024 compared to 30.9% for the six months ended December 31, 2023. The difference is primarily due to an expense of $24.3 in the prior period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
NET INCOME ATTRIBUTABLE TO COTY INC.
Net income attributable to Coty Inc. was $106.6 in the six months ended December 31, 2024, as compared to net income of $182.5 in the six months ended December 31, 2023. This decrease in net income was primarily driven by higher net losses on forward repurchase contracts of $164.5 and higher losses from equity investments of $49.0 as a result of an unfavorable fair market value adjustment in the current period compared to favorable adjustments in the prior year period, partially offset by higher operating income of $71.8 in the current period, a lower provision for income taxes of $44.3 in the current period, and lower interest expense of $13.7 in the current period.

We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Six Months Ended December 31,
(in millions)	2024	2023	Change %
Net income attributable to Coty Inc.	106.6	182.5	(42)%
Convertible Series B Preferred Stock dividends (a)	(6.6)	(6.6)	—%
Reported net income attributable to common stockholders	100.0	175.9	(43)%
% of net revenues	3.0%	5.2%
Adjustments to reported operating income (b)	131.3	177.3	(26)%
Change in fair value of investment in Wella Company (c)	32.0	(17.0)	>100%
Adjustment to other expense (d)	(0.4)	4.1	<(100%)
Adjustments to noncontrolling interests (e)	(3.4)	(3.4)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(32.6)	(33.7)	3%
Adjusted net income attributable to Coty Inc.	226.9	303.2	(25)%
% of net revenues	6.8%	9.0%
Per Share Data
Adjusted weighted-average common shares
Basic	869.6	873.6
Diluted (a)	875.2	907.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.26	$0.35
Diluted (a)	$0.26	$0.34

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the six months ended December 31, 2024 and 2023, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses/(gains) for contracts with the option to settle in shares or cash of $128.8 and $(0.2), respectively. For the six months ended December 31, 2024, convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $6.6. For the six months ended December 31, 2023, as the Convertible Series B Preferred Stock was dilutive, an adjustment to reverse the impact of the preferred stock dividends of $6.6 was required.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the six months ended December 31, 2024, this primarily represents recovery of previously written-off non-income tax credits and the amortization of basis differences in certain equity method investments. For the six months ended December 31, 2023, this primarily divestiture-related costs related to our equity investments and loss from our equity investment in KKW.
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
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term A and 2018 Coty Term B Facility, and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our non-revolving credit facility long-term debt outstanding as of December 31, 2024 is fixed rate debt.
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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $16.0.
Our forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of Coty’s Class A Common Stock relative to the counterparties’ initial purchase price (the “Hedge Valuation Adjustment”). In October 2024, the price of Coty’s Class A Common Stock declined, resulting in an increase in the liability to the counterparties to our forward repurchase contracts. The share price decline resulted in a potential Hedge Valuation Adjustment event under the November 2023 forward repurchase contracts, with a corresponding potential cash true-up obligation. During the second quarter of fiscal 2025, we paid $61.8 to the counterparties, which was refunded to us during the same period after we entered into agreements with the applicable counterparties in November 2024 for a temporary contractual amendment to the November 2023 forward repurchase contracts' Hedge Valuation Adjustment mechanism. The amendments are effective from October 2024 to February 2025 and did not apply to the forward repurchase contracts executed in December 2022. At the expiration of the amendment period granted by each of the counterparties, the threshold share price on which the Hedge Valuation Adjustment is based will revert to its pre-amendment amount. A higher threshold share price amount during the post-amendment period may result in a Hedge Valuation Adjustment event under the November 2023 forward repurchase contracts, requiring a cash payment to the counterparties. This cash settlement amount, based on Coty’s Class A Common Stock price as of February 7, 2025 and assuming a post-waiver threshold share price, would be approximately $88.0. If the share price declines further during the amendment period the cash settlement amount may be substantially greater, and may also trigger cash settlements under our December 2022 forward repurchase contracts. Any such cash payment will settle a portion of the outstanding cash settlement liability and will serve as a payment of the cash cost of either a potential future share repurchase (should we choose to take physical delivery of the underlying shares upon settlement), or a portion of the net settlement cost (should we choose to net settle in lieu of taking physical delivery of the underlying shares).

The cash settlement liability under all our forward repurchase contracts based on Coty's share price as of February 7, 2025 totaled approximately $169.0, a $10.0 increase from December 31, 2024. See Footnote 13— Equity for additional information on the Company's forward repurchase contracts.

Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $201.8 and $195.3 as of December 31, 2024 and June 30, 2024, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $784.5 and $874.0 during the six months ended December 31, 2024 and 2023, respectively.

Cash Flows

	Six Months Ended December 31,
	2024	2023
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$531.9	$608.1
Net cash used in investing activities	(108.2)	(119.4)
Net cash used in financing activities	(461.3)	(285.9)
Net cash provided by operating activities
Net cash provided by operating activities was $531.9 and $608.1 for the six months ended December 31, 2024 and 2023, respectively. The decrease in cash provided by operating activities of $76.2 was primarily the result of higher cash outflows from working capital, partially offset by higher cash-related Net Income. Higher net cash outflows from working capital include 1) lower net cash inflows from changes in accrued expenses and other current liabilities, principally due to the net impact of bonus accruals and payouts, net impact from the timing of invoice processing and lower trade accruals year-over-year, and the impact from the phasing of interest payments on third-party debt, 2) higher outflows from changes in trade receivables as a result of net revenues phasing towards the end of the second quarter and lower collections from factoring in the current period, and 3) lower inflows from changes in inventory, driven by higher decreases to safety stock levels in the prior year. Lower cash used for prepaid expenses and other current assets partially offset the decrease in cash provided by operating activities year-over-year.
Net cash used in investing activities
Net cash used in investing activities was $108.2 and $119.4 for the six months ended December 31, 2024 and 2023, respectively. The decrease in cash used in investing activities of $11.2 was primarily due to the positive impact from the current year collection of contingent consideration relating to the sale of a discontinued business.
Net cash used in financing activities
Net cash used in financing activities during the six months ended December 31, 2024 and 2023 was $461.3 and $285.9, respectively. The increase in cash used in financing activities of $175.4 was primarily driven by the impact of the prior year cash proceeds from issuance of Class A Common Stock in connection with the global offering which did not repeat in the current year. This was partially offset by lower year-over-year net repayments associated with the Company's revolver and other long-term debt and lower payments for deferred financing fees in the current year.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$899.4 million (approximately $145.6) as of December 31, 2024.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $4.1 and bank guarantees of $18.2 and $18.4 as of December 31, 2024 and June 30, 2024, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2024 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2024 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the six months ended December 31, 2024, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of December 31, 2024, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2024 Form 10-K.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended December 31, 2024.
Item 5. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

COTY INC.

Date: February 10, 2025	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)