Form 10-Q
period 2025-03-31
COTY INC.
filed 2025-05-07
CIK 1024305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER	001-35964

COTY INC.
(Exact name of registrant as specified in its charter)

Delaware		13-3823358
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Fifth Avenue,
New York,	NY	10118
(Address of principal executive offices)		(Zip Code)
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
At April 30, 2025, 872,289,960 shares of the registrant’s Class A Common Stock, $0.01 par value, were outstanding.

COTY INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net revenues	$1,299.1	$1,385.6	$4,640.5	$4,754.6
Cost of sales	466.7	487.8	1,599.3	1,690.8
Gross profit	832.4	897.8	3,041.2	3,063.8
Selling, general and administrative expenses	777.5	770.6	2,382.8	2,371.4
Amortization expense	45.9	48.5	141.3	145.4
Restructuring costs	76.6	0.9	78.7	35.0
Asset impairment charges	212.8	—	212.8	—
Operating (loss) income	(280.4)	77.8	225.6	512.0
Interest expense, net	47.9	60.4	164.1	190.3
Other expense, net	132.3	14.0	332.8	9.8
(Loss) Income before income taxes	(460.6)	3.4	(271.3)	311.9
(Benefit) provision for income taxes	(58.4)	(5.4)	9.6	106.9
Net (loss) income	(402.2)	8.8	(280.9)	205.0
Net income attributable to noncontrolling interests	2.0	2.4	5.7	4.0
Net income attributable to redeemable noncontrolling interests	1.5	2.6	12.5	14.7
Net (loss) income attributable to Coty Inc.	$(405.7)	$3.8	$(299.1)	$186.3
Amounts attributable to Coty Inc.
Net (loss) income attributable to Coty Inc.	(405.7)	3.8	(299.1)	186.3
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net (loss) income attributable to common stockholders	$(409.0)	$0.5	$(309.0)	$176.4

Earnings per common share:
Earnings per common share - basic	(0.47)	—	(0.36)	0.20
Earnings per common share - diluted	(0.47)	—	(0.36)	0.20
Weighted-average common shares outstanding:
Basic	872.1	883.1	870.4	876.7
Diluted	872.1	892.0	870.4	886.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net (loss) income	$(402.2)	$8.8	$(280.9)	$205.0
Other comprehensive income (loss):
Foreign currency translation adjustment	119.5	(104.1)	(41.9)	(47.1)
Net unrealized derivative (loss) gain on cash flow hedges, net of taxes of $0.8 and $(0.2), and $0.9 and $(0.6) during the three and nine months ended, respectively	(1.7)	0.1	(2.2)	0.5
Pension and other post-employment benefits adjustment, net of tax of $(0.4) and $0.9, and $0.5 and $1.4 during the three and nine months ended, respectively	0.6	(2.2)	(1.7)	(3.7)
Total other comprehensive income (loss), net of tax	118.4	(106.2)	(45.8)	(50.3)
Comprehensive (loss) income	(283.8)	(97.4)	(326.7)	154.7
Comprehensive income attributable to noncontrolling interests:
Net income	2.0	2.4	5.7	4.0
Foreign currency translation adjustment	—	(0.1)	(0.2)	(0.1)
Total comprehensive income attributable to noncontrolling interests	2.0	2.3	5.5	3.9
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	1.5	2.6	12.5	14.7
Foreign currency translation adjustment	0.2	(0.1)	0.1	—
Total comprehensive income attributable to redeemable noncontrolling interests	1.7	2.5	12.6	14.7
Comprehensive (loss) income attributable to Coty Inc.	$(287.5)	$(102.2)	$(344.8)	$136.1
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$243.5	$300.8
Restricted cash	15.9	19.8
Trade receivables—less allowances of $34.8 and $24.3, respectively	572.9	441.6
Inventories	717.3	764.1
Prepaid expenses and other current assets	380.5	437.2
Total current assets	1,930.1	1,963.5
Property and equipment, net	673.9	718.9
Goodwill	3,903.5	3,905.7
Other intangible assets, net	3,099.0	3,565.6
Equity investments	1,000.0	1,090.6
Operating lease right-of-use assets	262.9	255.3
Deferred income taxes	495.8	490.8
Other noncurrent assets	105.3	92.1
TOTAL ASSETS	$11,470.5	$12,082.5
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279.8	$1,405.6
Accrued expenses and other current liabilities	962.7	1,067.3
Short-term debt and current portion of long-term debt	9.4	3.0
Current operating lease liabilities	58.6	57.8
Income and other taxes payable	49.1	68.1
Total current liabilities	2,359.6	2,601.8
Long-term debt, net	3,796.1	3,841.8
Long-term operating lease liabilities	224.8	218.7
Pension and other post-employment benefits	274.9	275.2
Deferred income taxes	511.3	549.9
Other noncurrent liabilities	384.3	347.4
Total liabilities	7,551.0	7,834.8
COMMITMENTS AND CONTINGENCIES (See Note 17)
CONVERTIBLE SERIES B PREFERRED STOCK, $0.01 par value; 1.0 shares authorized; 0.1 issued and outstanding at March 31, 2025 and June 30, 2024	142.4	142.4
REDEEMABLE NONCONTROLLING INTERESTS	101.9	93.6
EQUITY:
Preferred Stock, $0.01 par value; 20.0 shares authorized, 1.0 issued and outstanding at March 31, 2025 and June 30, 2024	—	—
Class A Common Stock, $0.01 par value; 1,250.0 shares authorized, 966.5 and 962.1 issued and 872.3 and 867.8 outstanding at March 31, 2025 and June 30, 2024, respectively	9.6	9.6
Additional paid-in capital	11,320.7	11,308.0
Accumulated deficit	(5,197.6)	(4,898.5)
Accumulated other comprehensive loss	(840.8)	(795.1)
Treasury stock—at cost, shares: 94.3 at March 31, 2025 and June 30, 2024	(1,796.9)	(1,796.9)
Total Coty Inc. stockholders’ equity	3,495.0	3,827.1
Noncontrolling interests	180.2	184.6
Total equity	3,675.2	4,011.7
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$11,470.5	$12,082.5
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2025
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
BALANCE—July 1, 2024	1.0	$—	962.1	$9.6	$11,308.0	$(4,898.5)	$(795.1)	94.3	$(1,796.9)	$3,827.1	$184.6	$4,011.7	$93.6	$142.4
Share-based compensation expense					16.9					16.9		16.9
Equity Investment contribution for share-based compensation					0.4					0.4		0.4
Changes in dividends accrued					—					—		—
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income						82.9				82.9	2.1	85.0	5.7
Other comprehensive income							120.6			120.6	—	120.6	0.1
Adjustment of redeemable noncontrolling interests to redemption value					0.6					0.6		0.6	(0.6)
Distribution to noncontrolling interests, net										—	—
BALANCE—September 30, 2024	1.0	$—	962.1	$9.6	$11,322.6	$(4,815.6)	$(674.5)	94.3	$(1,796.9)	$4,045.2	$186.7	$4,231.9	$98.8	$142.4
Exercise of employee stock options and restricted stock units			4.2	—	—					—		—
Shares withheld for employee taxes					(12.7)					(12.7)		(12.7)
Share-based compensation expense					15.2					15.2		15.2
Equity Investment contribution for share-based compensation					0.3					0.3		0.3
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3
Dividends Paid - Convertible Series B Preferred Stock										—		—		(3.3)
Net income						23.7				23.7	1.6	25.3	5.3
Other comprehensive income							(284.5)			(284.5)	(0.2)	(284.7)	(0.2)
Distribution to noncontrolling interests, net										—	(3.9)	(3.9)
Adjustment of redeemable noncontrolling interests to redemption value					0.8					0.8		0.8	(0.8)
BALANCE—December 31, 2024	1.0	$—	966.3	$9.6	$11,322.9	$(4,791.9)	$(959.0)	94.3	$(1,796.9)	$3,784.7	$184.2	$3,968.9	$103.1	$142.4
Exercise of employee stock options and restricted stock units and issuance of restricted stock			0.2	—	—					—		—
Shares withheld for employee taxes					(0.3)					(0.3)		(0.3)
Share-based compensation expense					12.6					12.6		12.6
Equity Investment contribution for share-based compensation					(0.1)					(0.1)		(0.1)
Changes in dividends accrued					—					—		—
Dividends Accrued - Convertible Series B Preferred Stock					(3.3)					(3.3)		(3.3)		3.3

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Dividends Paid - Convertible Series B Preferred Stock					—					—		—		(3.3)
Net (loss) income						(405.7)				(405.7)	2.0	(403.7)	1.5
Other comprehensive income							118.2			118.2	—	118.2	0.2
Distributions to noncontrolling interests, net										—	(6.0)	(6.0)	(14.0)
Adjustment of redeemable noncontrolling interests to redemption value					(11.1)					(11.1)		(11.1)	11.1
BALANCE—March 31, 2025	1.0	$—	966.5	$9.6	$11,320.7	$(5,197.6)	$(840.8)	94.3	$(1,796.9)	$3,495.0	$180.2	$3,675.2	$101.9	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended March 31, 2024
(In millions, except per share data)
(Unaudited)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
BALANCE—July 1, 2023	1.0	$—	919.3	$9.1	$—	$10,898.6	$—	$(4,987.9)	$(662.4)	66.5	$(1,446.3)	$3,811.1	$186.3	$3,997.4	$93.5	$142.4
Issuance of Class A common stock in connection with global offering, net of offering costs			30.0	0.3	31.5	311.2	(348.5)					(5.5)		(5.5)
Exercise of employee stock options and restricted stock units			5.2	0.1		(0.1)						—		—
Shares withheld for employee taxes						(0.8)						(0.8)		(0.8)
Share-based compensation expense						30.2						30.2		30.2
Equity investment contribution for share-based compensation						0.7						0.7		0.7
Changes in dividends accrued						—						—		—
Dividends accrued- Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								1.6				1.6	1.1	2.7	7.5
Other comprehensive loss									(115.0)			(115.0)	—	(115.0)	(0.1)
Adjustment of redeemable noncontrolling interests to redemption value						2.3						2.3		2.3	(2.3)
BALANCE—September 30, 2023	1.0	$—	954.5	$9.5	$31.5	$11,238.8	$(348.5)	$(4,986.3)	$(777.4)	66.5	$(1,446.3)	$3,721.3	$187.4	$3,908.7	$98.6	$142.4
Issuance of Class A common stock in connection with global offering, net of offering costs			3.0		(31.5)	30.9	$348.5					347.9		347.9
Reacquired Class A Common Stock for employee taxes										0.1		—		—
Exercise of employee stock options and restricted stock units			4.2	0.1		11.2						11.3		11.3
Shares withheld for employee taxes						(17.3)						(17.3)		(17.3)
Share-based compensation expense						19.9						19.9		19.9
Equity investment contribution for share-based compensation						0.6						0.6		0.6
Changes in dividends accrued						—						—		—
Dividends accrued- Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock												—		—		(3.3)
Net income								180.9				180.9	0.5	181.4	4.6
Other comprehensive income									170.8			170.8		170.8	0.2
Distribution to noncontrolling interests, net												—		—	(8.5)
Adjustment of redeemable noncontrolling interests to redemption value						(7.3)						(7.3)		(7.3)	7.3
BALANCE—December 31, 2023	1.0	$—	961.7	$9.6	$—	$11,273.5	$—	$(4,805.4)	$(606.6)	66.6	$(1,446.3)	$4,424.8	$187.9	$4,612.7	$102.2	$142.4
Repurchase of Class A Common Stock pursuant to forward repurchase contracts										27.0	$(350.6)	(350.6)		(350.6)

	Preferred Stock		Class A Common Stock		Stock to be issued	Additional Paid-in Capital	Receivable from sale of stock	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total Coty Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests	Convertible Series B Preferred Stock
	Shares	Amount	Shares	Amount						Shares	Amount
Reacquired Class A Common Stock for employee taxes and cancellation of restricted stock										0.6	$—	—		—
Exercise of employee stock options and restricted stock units and issuance of restricted stock			0.4	—		2.3						2.3		2.3
Shares withheld for employee taxes						(1.0)						(1.0)		(1.0)
Share-based compensation expense						20.2						20.2		20.2
Equity Investment contribution for share-based compensation						0.5						0.5		0.5
Dividends accrued- Convertible Series B Preferred Stock						(3.3)						(3.3)		(3.3)		3.3
Dividends paid - Convertible Series B Preferred Stock						—						—		—		(3.3)
Net income								3.8				3.8	2.4	6.2	2.6
Other comprehensive loss									(106.0)			(106.0)	(0.1)	(106.1)	(0.1)
Distribution to noncontrolling interests, net												—	(1.0)	(1.0)	(8.6)
Adjustment of redeemable noncontrolling interests to redemption value						1.9						1.9		1.9	(1.9)
BALANCE—March 31, 2024	1.0	$—	962.1	$9.6	$—	$11,294.1	$—	$(4,801.6)	$(712.6)	94.2	$(1,796.9)	$3,992.6	$189.2	$4,181.8	$94.2	$142.4
See notes to Condensed Consolidated Financial Statements.

COTY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(280.9)	$205.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	315.3	316.6
Asset impairment charges	212.8	—
Non-cash lease expense	46.8	46.7
Deferred income taxes	(41.2)	39.0
Provision for bad debts	8.7	3.5
Provision for pension and other post-employment benefits	8.2	7.6
Share-based compensation	44.7	70.4
Losses on termination of collaboration agreement/sale of equity investment, and disposal of other assets	73.7	1.7
Losses/(gains) from equity investments, net	87.6	(17.6)
Foreign exchange effects	12.9	17.6
Losses (gains) on forward repurchase contracts, net	216.2	(15.9)
Other	34.5	40.1
Change in operating assets and liabilities
Trade receivables	(156.0)	(131.9)
Inventories	46.9	83.5
Prepaid expenses and other current assets	23.3	8.4
Accounts payable	(82.9)	(165.5)
Accrued expenses and other current liabilities	(141.4)	47.4
Operating lease liabilities	(42.7)	(44.4)
Income and other taxes payable	(18.1)	(69.1)
Other noncurrent assets	(10.5)	(4.9)
Other noncurrent liabilities	51.5	(0.1)
Net cash provided by operating activities	409.4	438.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(166.7)	(185.4)
Proceeds from contingent consideration, license agreements, and sale of other long-lived assets, net	12.6	23.9
Proceeds from termination of collaboration agreement/sale of equity investment	74.0	—
Net cash used in investing activities	(80.1)	(161.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	5.0	—
Proceeds from revolving loan facilities	1,951.3	1,745.2
Repayments of revolving loan facilities	(1,562.7)	(1,704.0)
Proceeds from issuance of other long-term debt	—	1,284.3
Repayments of term loans and other long-term debt	(490.6)	(1,613.6)
Net proceeds from issuance of Class A Common Stock	—	355.5
Dividend payments on Common Stock and Convertible Series B Preferred Stock	(9.9)	(10.1)
Net payments of foreign currency contracts	(14.0)	(2.8)
Payments related to forward repurchase contracts and settlement, including hedge valuation adjustment	(282.3)	(234.0)
Refunds related to hedge valuation adjustment	61.8	—
Distributions to noncontrolling interests and redeemable noncontrolling interests	(23.9)	(18.1)

Payment of deferred financing fees	(2.0)	(40.4)
All other	(16.8)	(26.1)
Net cash used in financing activities	(384.1)	(264.1)
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6.4)	(10.1)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(61.2)	2.4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	320.6	283.8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$259.4	$286.2
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest	$171.6	$148.8
Cash paid for income taxes, net of refunds received	66.8	121.4
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditure additions	$64.4	$85.6
Non-cash exchange of June 2022 forward repurchase contracts for treasury stock	$—	$150.6
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s Consolidated Financial Statements as of and for the year ended June 30, 2024. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending June 30, 2025. All dollar amounts (other than per share amounts) in the following discussion are in millions of United States (“U.S.”) dollars, unless otherwise indicated.
Restricted Cash
Restricted cash represents funds that are not readily available for general purpose cash needs due to contractual limitations. Restricted cash is classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. As of March 31, 2025 and June 30, 2024, the Company had restricted cash of $15.9 and $19.8, respectively, included in Restricted cash in the Condensed Consolidated Balance Sheets. The Restricted cash balance as of March 31, 2025 primarily provides collateral for certain bank guarantees on rent, customs and duty accounts and also consists of collections on factored receivables that remain unremitted to the factor as of March 31, 2025. Restricted cash is included as a component of Cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows.
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
Tax Information
The effective income tax rate for the three and nine months ended March 31, 2025 and 2024 was 12.7% and (158.8)%, respectively, and (3.5)% and 34.3%, respectively. The change in the effective tax rate for the three and nine months ended March 31, 2025, as compared with the three and nine months ended March 31, 2024 is primarily attributable to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

The effective tax rate of 12.7% for the three months ended March 31, 2025 results from reporting losses before income taxes and a benefit for income taxes. The effective rate was lower than the Federal statutory rate of 21% primarily due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%

The effective tax rate of (158.8)% in the three months ended March 31, 2024 results from reporting income before taxes and a benefit for income taxes. The effective rate was lower than the Federal statutory rate of 21% primarily due to a benefit of $8.5 on the resolution of foreign uncertain tax positions compared to $3.4 of income in the period.

The effective tax rate of (3.5)% in the nine months ended March 31, 2025 results from reporting losses before income taxes and a provision for income taxes. The effective rate was lower than the statutory tax rate of 21% due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective tax rate of 34.3% in the nine months ended March 31, 2024 was higher than the statutory tax rate of 21% primarily due to an expense of $24.3 in the period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
The effective income tax rates vary from the U.S. federal statutory rate of 21% due to the effect of (i) jurisdictions with different statutory rates, including impacts of rate changes, (ii) adjustments to the Company’s unrealized tax benefits (“UTBs”) and accrued interest, (iii) non-deductible expenses, (iv) audit settlements and (v) valuation allowance changes.
As of March 31, 2025 and June 30, 2024, the gross amount of UTBs was $204.7 and $215.3, respectively. As of March 31, 2025, the total amount of UTBs that, if recognized, would impact the effective income tax rate is $170.6. As of March 31, 2025 and June 30, 2024, the liability associated with UTBs, including accrued interest and penalties, was $205.0 and $200.2, respectively, which was recorded in Income and other taxes payable and Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The total interest and penalties recorded in the Condensed Consolidated Statements of Operations related to UTBs was $(0.9) and $0.0 for the three months ended March 31, 2025 and 2024, respectively, and $3.7 and $2.0 for the nine months ended March 31, 2025 and 2024, respectively. The total gross accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 was $33.9 and $30.2, respectively. On the basis of the information available as of March 31, 2025, it is reasonably possible that a decrease of up to $19.2 in UTBs may occur within twelve months as a result of projected resolutions of global tax examinations and a potential lapse of the applicable statutes of limitations.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
SEGMENT DATA	2025	2024	2025	2024
Net revenues:
Prestige	$829.4	$867.2	$3,059.6	$3,054.5
Consumer Beauty	469.7	518.4	1,580.9	1,700.1
Total	$1,299.1	$1,385.6	$4,640.5	$4,754.6

Operating income (loss):
Prestige	78.7	108.7	542.5	531.0
Consumer Beauty	(189.5)	(13.3)	(111.4)	79.0
Corporate	(169.6)	(17.6)	(205.5)	(98.0)
Total	$(280.4)	$77.8	$225.6	$512.0
Reconciliation:
Operating (loss) income	(280.4)	77.8	225.6	512.0
Interest expense, net	47.9	60.4	164.1	190.3
Other expense, net	132.3	14.0	332.8	9.8
(Loss) income before income taxes	$(460.6)	$3.4	$(271.3)	$311.9

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
Presented below are the percentage of net revenues associated with the Company’s product categories:

	Three Months Ended March 31,		Nine Months Ended March 31,
PRODUCT CATEGORY	2025	2024	2025	2024
Fragrance	65.4%	61.6%	69.0%	65.3%
Color Cosmetics	24.5	28.4	22.8	25.5
Body Care & Other	5.8	6.0	4.9	5.8
Skincare	4.3	4.0	3.3	3.4
Total	100.0%	100.0%	100.0%	100.0%
4. RESTRUCTURING COSTS
Restructuring costs for the three and nine months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fixed Cost Restructuring	74.4	—	74.4	—
Current Restructuring Actions and Other	2.2	0.9	4.3	35.0
Total Restructuring Actions	$76.6	$0.9	$78.7	$35.0

Fixed Cost Reduction Plan
During the quarter ended March 31, 2025, the Company formulated a new plan, which was announced on April 24, 2025, to strengthen its operating model and simplify its fixed cost structure (the "Fixed Cost Reduction Plan"). This newly announced program will be executed through the first half of fiscal 2027. Total restructuring charges, which consisted of employee severance, have been recorded in Corporate. The restructuring charges and related liability balance at March 31, 2025 were $74.4. The Company currently estimates that the total accrual will result in cash expenditures of approximately $0.0, $37.2, and $37.2 in fiscal 2025, 2026 and thereafter, respectively.

Current Restructuring Actions and Other Costs
The Company continues to analyze its cost structure and evaluate opportunities to streamline operations through a range of smaller initiatives and other cost reduction activities to optimize operations in select businesses. The liability balances were $34.6 and $42.6 (including certain actions that were accrued during fiscal 2023) at March 31, 2025 and June 30, 2024 respectively. The Company estimates that the total remaining accrual of $34.6 will result in cash expenditures of approximately $4.3, $21.5, and $8.8 in fiscal 2025, 2026 and thereafter, respectively.

5. INVENTORIES
Inventories as of March 31, 2025 and June 30, 2024 are presented below:

	March 31, 2025	June 30, 2024
Raw materials	$197.8	$201.2
Work-in-process	11.5	10.4
Finished goods	508.0	552.5
Total inventories	$717.3	$764.1

6. EQUITY INVESTMENTS
The Company's equity investments, classified as Equity investments in the Condensed Consolidated Balance Sheets are represented by the following:

	March 31, 2025	June 30, 2024
Equity method investments:
KKW Holdings (a)	$—	$5.6
Equity investments at fair value:
Wella (b)	1,000.0	1,085.0

Total equity investments	$1,000.0	$1,090.6

(a)On January 4, 2021, the Company completed its purchase of 20% of the outstanding equity of KKW Holdings, LLC ("KKW Holdings"). The Company accounted for this minority investment under the equity method, given it had the ability to exercise significant influence over, but not control, the investee. The carrying value of the Company’s investment included basis differences allocated to amortizable intangible assets. On March 21, 2025, the Company sold and derecognized its investment in KKW Holdings.
The Company recognized $0.7 and $0.7, respectively, during the three months ended March 31, 2025 and 2024, and $2.6 and $2.4 respectively, during the nine months ended March 31, 2025 and 2024 representing its share of the investee’s net loss in Other expense, net within the Condensed Consolidated Statements of Operations.
(b)As of March 31, 2025 and June 30, 2024, the Company's stake in Wella was 25.84%.
On March 21, 2025, the Company sold its 20% equity investment in KKW Holdings pursuant to an agreement entered into between the Company, KKW Holdings, and New KKW Holdings, LLC (the “KKW Sale Agreement”). This agreement terminated the collaboration agreement, which gave the Company the right and license to manufacture, advertise, promote, distribute, and sell certain Kim Kardashian beauty products and use certain intellectual property owned by or licensed to KKW Holdings (the “KKW Collaboration Agreement”). The total consideration received in this transaction was $74.0.

As a result of this transaction, the Company derecognized the remaining book value of the KKW Collaboration Agreement and related assets (See Footnote 7— Goodwill and Other Intangibles, net), and its investment in KKW Holdings. The Company recognized a loss of $71.0 related to the termination of the KKW Collaboration Agreement and a loss of $1.5 on the sale of its investment in KKW Holdings, included in Selling, General and Administrative expenses and Other expense, net, respectively in the Condensed Consolidated Statements of Operations.

The following table presents summarized financial information of the Company’s equity method investees for the period ending March 31, 2025. Amounts presented represent combined totals at the investee level and not the Company’s proportionate share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Summarized Statements of Operations information:
Net revenues	$616.3	$597.5	$2,009.7	$1,938.7
Gross profit	426.0	401.0	1,379.1	1,299.9
Operating income	45.3	28.5	193.1	153.0
Income before income taxes	—	(28.0)	48.8	(10.6)
Net income (loss)	4.2	(40.3)	(2.7)	17.2
The following table summarizes movements in equity investments with fair value option that are classified within Level 3 for the period ended March 31, 2025. There were no internal movements to or from Level 3 and Level 1 or Level 2 for the period ended March 31, 2025.

Equity investments at fair value:
Balance as of June 30, 2024	$1,085.0
Total losses included in earnings	(85.0)
Balance as of March 31, 2025	$1,000.0
Level 3 significant unobservable inputs sensitivity
The following table summarizes the significant unobservable inputs used in Level 3 valuation of the Company's investments carried at fair value as of March 31, 2025. Included in the table are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

	Fair value	Valuation technique	Unobservable input	Range
Equity investments at fair value	$1,000.0	Discounted cash flows	Discount rate	9.25% (a)
			Growth rate	1.8% - 6.1% (a)

		Market multiple	Revenue multiple	2.0x – 2.1x (b)
			EBITDA multiple	9.4x – 10.3x (b)

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
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Assessment for Impairments
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually as of May 1, or more frequently, if certain events or circumstances warrant. At this time, the Company does not believe a triggering event for an interim impairment test was warranted based on its qualitative assessments. As such, there were no impairments of goodwill at the Company's reporting units as of March 31, 2025.
During the third quarter of fiscal 2025, the Company concluded that weakening demand in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions, signaled a deterioration in business climate. As a result, the Company determined that an interim impairment measurement for certain other intangible assets was warranted as of March 31, 2025.
For the three and nine months ended March 31, 2025, the Company recognized asset impairment charges of $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks within the Consumer Beauty Segment and $42.9 related to the Philosophy trademark within the Prestige Segment. These impairments are recorded as Asset impairment charges in the Condensed Consolidated Statements of Operations.
Goodwill
Goodwill as of March 31, 2025 and June 30, 2024 is presented below:

	Prestige	Consumer Beauty	Total
Gross balance at June 30, 2024	$6,214.6	$1,731.2	$7,945.8
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at June 30, 2024	$3,104.3	$801.4	$3,905.7

Changes during the period ended March 31, 2025
Foreign currency translation	(1.2)	(1.0)	(2.2)

Gross balance at March 31, 2025	$6,213.4	$1,730.2	$7,943.6
Accumulated impairments	(3,110.3)	(929.8)	(4,040.1)
Net balance at March 31, 2025	$3,103.1	$800.4	$3,903.5
Other Intangible Assets, net
Other intangible assets, net as of March 31, 2025 and June 30, 2024 are presented below:

	March 31, 2025	June 30, 2024
Indefinite-lived other intangible assets	$736.5	$944.6
Finite-lived other intangible assets, net	2,362.5	2,621.0
Total Other intangible assets, net	$3,099.0	$3,565.6
The changes in the carrying amount of indefinite-lived other intangible assets are presented below:

	Trademarks	Total
Gross balance at June 30, 2024	$1,889.5	$1,889.5
Accumulated impairments	(944.9)	(944.9)
Net balance at June 30, 2024	$944.6	$944.6

Changes during the period ended March 31, 2025
Foreign currency translation	4.7	4.7
Impairment charges	(212.8)	(212.8)

Gross balance at March 31, 2025	$1,894.2	$1,894.2
Accumulated impairments	(1,157.7)	(1,157.7)
Net balance at March 31, 2025	$736.5	$736.5

Intangible assets subject to amortization are presented below:

	Cost	Accumulated Amortization	Accumulated Impairment	Net
June 30, 2024
License agreements and collaboration agreements	$3,715.1	$(1,422.5)	$(19.6)	$2,273.0
Customer relationships	741.8	(527.8)	(5.5)	208.5
Trademarks	311.7	(192.4)	(0.5)	118.8
Product formulations and technology	83.7	(63.0)	—	20.7
Total	$4,852.3	$(2,205.7)	$(25.6)	$2,621.0
March 31, 2025
License agreements and collaboration agreements*	$3,569.9	$(1,508.4)	$(19.6)	$2,041.9
Customer relationships	743.5	(547.6)	(5.5)	190.4
Trademarks	312.6	(202.1)	(0.5)	110.0
Product formulations and technology	83.8	(63.6)	—	20.2
Total	$4,709.8	$(2,321.7)	$(25.6)	$2,362.5
* On March 21, 2025, the KKW Collaboration Agreement was terminated pursuant to the KKW Sale Agreement. As such, the Company derecognized the remaining KKW Collaboration Agreement carrying amount of $142.5 as of the termination date.
Amortization expense was $45.9 and $48.5 for the three months ended March 31, 2025 and 2024, respectively and $141.3 and $145.4 for the nine months ended March 31, 2025 and 2024, respectively.
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
The following chart provides additional information about the Company’s operating leases:

	Three Months Ended March 31,		Nine Months Ended March 31,
Lease Cost:	2025	2024	2025	2024
Operating lease cost	$17.7	$18.8	$55.9	$56.6
Short-term lease cost	0.8	1.2	2.2	2.0
Variable lease cost	10.9	11.5	33.4	31.1
Sublease income	(3.1)	(4.2)	(10.5)	(12.6)
Net lease cost	$26.3	$27.3	$81.0	$77.1
Other information:
Operating cash outflows from operating leases	$(16.8)	$(18.0)	$(51.7)	$(55.2)
Right-of-use assets obtained in exchange for lease obligations	$33.6	$(2.0)	$52.7	$30.7

Weighted-average remaining lease term - real estate			6.4 years	6.9 years
Weighted-average discount rate - real estate leases			4.32%	4.51%

Future minimum lease payments for the Company’s operating leases are as follows:

Fiscal Year Ending June 30,
2025, remaining	$18.6
2026	66.9
2027	60.0
2028	49.5
2029	42.3
Thereafter	90.8
Total future lease payments	$328.1
Less: imputed interest	(44.7)
Total present value of lease liabilities	$283.4
Current operating lease liabilities	58.6
Long-term operating lease liabilities	224.8
Total operating lease liabilities	$283.4

9. DEBT
The Company’s debt balances consisted of the following as of March 31, 2025 and June 30, 2024, respectively:

	March 31, 2025	June 30, 2024
Short-term debt	$5.1	$—
Senior Secured Notes (a)
2026 Dollar Senior Secured Notes due April 2026	350.0	650.0
2026 Euro Senior Secured Notes due April 2026	758.3	748.1
2027 Euro Senior Secured Notes due May 2027	541.6	534.3
2028 Euro Senior Secured Notes due September 2028	541.6	534.3
2029 Dollar Senior Secured Notes due January 2029	500.0	500.0
2030 Dollar Senior Secured Notes due July 2030	750.0	750.0
2018 Coty Credit Agreement
Coty Revolving Credit Facility due July 2028 (b)	401.7	—
Senior Unsecured Notes
2026 Euro Notes due April 2026	—	192.7
Finance lease obligations & other long term debt	10.5	4.3
Total debt	3,858.8	3,913.7
Less: Short-term debt and current portion of long-term debt	(9.4)	(3.0)
Total Long-term debt	3,849.4	3,910.7
Less: Unamortized financing fees and discounts on long-term debt	(53.3)	(68.9)
Total Long-term debt, net	$3,796.1	$3,841.8
(a) As described further below, a covenant suspension period is in effect for each of the Senior Secured Notes, and in certain cases a collateral release, due to the achievement of investment grade ratings for such notes in September 2024.
(b) The current portion of long-term debt includes swingline loans outstanding under the Company's revolving credit facility of $0.0 and $0.0 as of March 31, 2025 and June 30, 2024, respectively.

Short-Term Debt
The Company maintains short-term lines of credit and other short-term debt with financial institutions around the world. As of March 31, 2025, total short-term debt increased by $5.1 from nil as of June 30, 2024. In addition, the Company had undrawn letters of credit of $4.1 and $4.1, and bank guarantees of $16.9 and $18.4 as of March 31, 2025 and June 30, 2024, respectively.

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
For prior debt issuances not disclosed above, please refer to Note 14 — Debt in Coty's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Fiscal 2024 Form 10-K”).
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
On December 6, 2024, the Company redeemed the remaining €180.3 (approximately $190.6) of the 2026 Euro Notes.
Deferred Financing Costs
The Company wrote off unamortized deferred issuance fees and discounts of $0.0 and $0.0 during the three months ended March 31, 2025 and 2024, respectively, and $1.6 and $7.4 during the nine months ended March 31, 2025 and 2024, respectively, which were recorded in Other expense, net in the Condensed Consolidated Statement of Operations. Additionally, the Company capitalized deferred issuance fees of $0.0 and $0.0 during the three months ended March 31, 2025 and 2024, respectively and $0.0 and $40.4 during the nine months ended March 31, 2025 and 2024.
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
In the case of the Coty Revolving Credit Facility, the applicable margin means the lesser of a percentage per annum to be determined in accordance with the leverage-based pricing grid and the debt rating-based grid below:

Pricing Tier	Total Net Leverage Ratio:	SOFR plus:	Alternative Base Rate Margin:
1.0	Greater than or equal to 4.75:1	2.000%	1.000%
2.0	Less than 4.75:1 but greater than or equal to 4.00:1	1.750%	0.750%
3.0	Less than 4.00:1 but greater than or equal to 2.75:1	1.500%	0.500%
4.0	Less than 2.75:1 but greater than or equal to 2.00:1	1.250%	0.250%
5.0	Less than 2.00:1 but greater than or equal to 1.50:1	1.125%	0.125%
6.0	Less than 1.50:1	1.000%	—%

Pricing Tier	Debt Ratings (S&P/Fitch/Moody’s):	SOFR plus:	Alternative Base Rate Margin:
5.0	Less than BB+/Ba1	2.000%	1.000%
4.0	BB+/Ba1	1.750%	0.750%
3.0	BBB-/Baa3	1.500%	0.500%
2.0	BBB/Baa2	1.250%	0.250%
1.0	BBB+/Baa1 or higher	1.125%	0.125%

Fair Value of Debt

	March 31, 2025		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Secured Notes	$3,441.5	$3,472.9	$3,716.7	$3,719.7
2018 Coty Credit Agreement	401.7	401.7	—	—
Senior Unsecured Notes	—	—	192.7	192.8
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
Debt Maturities Schedule
Aggregate maturities of the Company’s long-term debt, including the current portion of long-term debt and excluding short-term debt and finance lease obligations as of March 31, 2025, are presented below:

Fiscal Year Ending June 30,
2025, remaining	$—
2026	1,108.3
2027	541.6
2028	—
2029	1,443.3
Thereafter	750.0
Total	$3,843.2
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

Quarterly Test Period Ending	Total Net Leverage Ratio (a)
March 31, 2025 through July 11, 2028	4.00 to 1.00

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
As of March 31, 2025, the Company was in compliance with all covenants contained within the 2018 Coty Credit Agreement, as amended.

10. INTEREST EXPENSE, NET
Interest expense, net for the three and nine months ended March 31, 2025 and 2024, respectively, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest expense	$50.2	$58.8	$167.3	$187.3
Foreign exchange losses, net of derivative contracts	1.9	4.6	8.0	15.1
Interest income	(4.2)	(3.0)	(11.2)	(12.1)
Total interest expense, net	$47.9	$60.4	$164.1	$190.3

11. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost for pension plans and other post-employment benefit plans recognized in the Condensed Consolidated Statements of Operations are presented below:

	Three Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	—	—	1.4	1.3	0.1	0.2	1.5	1.5
Interest cost	0.2	0.2	3.0	3.2	0.4	0.4	3.6	3.8
Expected return on plan assets	—	—	(1.3)	(1.2)	—	—	(1.3)	(1.2)
Amortization of prior service credit	—	—	—	—	—	(0.1)	—	(0.1)
Amortization of net (gain) loss	—	(0.2)	(0.3)	(0.6)	(0.7)	(0.6)	(1.0)	(1.4)
Net periodic benefit cost (credit)	0.2	—	2.8	2.7	(0.2)	(0.1)	2.8	2.6

	Nine Months Ended March 31,
	Pension Plans				Other Post- Employment Benefits
	U.S.		International				Total
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	—	—	4.0	3.9	0.3	0.4	4.3	4.3
Interest cost	0.6	0.6	9.0	9.6	1.2	1.2	10.8	11.4
Expected return on plan assets	—	—	(3.9)	(3.6)	—	—	(3.9)	(3.6)
Amortization of prior service credit	—	—	—	—	—	(0.3)	—	(0.3)
Amortization of net (gain) loss	—	(0.6)	(0.9)	(1.8)	(2.1)	(1.8)	(3.0)	(4.2)
Net periodic benefit cost (credit)	0.6	—	8.2	8.1	(0.6)	(0.5)	8.2	7.6
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

As of March 31, 2025 and June 30, 2024, the notional amount of the outstanding forward foreign exchange contracts designated as cash flow hedges were $17.3 and $22.3, respectively.
The Company also uses certain derivatives not designated as hedging instruments consisting primarily of foreign currency forward contracts and cross-currency swaps to hedge intercompany transactions and foreign currency denominated external debt. Although these derivatives were not designated for hedge accounting, the overall objective of mitigating foreign currency exposure is the same for all derivative instruments. For derivatives not designated as hedging instruments, changes in fair value are recorded in the line item in the Condensed Consolidated Statements of Operations to which the derivative relates. As of March 31, 2025 and June 30, 2024, the notional amounts of these outstanding non-designated foreign currency forward contracts were $930.6 and $1,797.6, respectively.
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
In December 2023, the Company fully terminated interest rate swap contracts in the notional amount of $200.0 for a cash receipt of $2.1. As the forecasted interest expense under the original swap agreements is still probable, the related gain in accumulated other comprehensive income (loss) ("AOCI/L") will be amortized over the remaining life of the swaps. These interest rate swaps had been designated and qualified as cash flow hedges and were highly effective prior to termination. The Company had no outstanding interest rate swap contracts as of March 31, 2025.
Net Investment Hedge
Foreign currency gains and losses on borrowings designated as a net investment hedge, except ineffective portions, are reported in the cumulative translation adjustment (“CTA”) component of AOCI/(L), along with the foreign currency translation adjustments on those investments.
In January 2025, the Company expanded its net investment hedge activity by entering into cross-currency swaps with a gross notional value at inception of $750.0 and ₣676.9 (Swiss Franc) maturing in July 2030 and designated these cross-currency swaps as hedges of its net investment in a certain foreign subsidiary.
As of March 31, 2025 and June 30, 2024, the nominal exposures of foreign currency denominated borrowings designated as net investment hedges were €1,576.6 million and €1,611.6 million, respectively. All designated hedge amounts were considered highly effective.
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
In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to fiscal 2026. Refer to Note 13—Equity and Convertible Preferred Stock.
The Company's forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of Coty’s Class A Common Stock relative to the counterparties’ initial purchase price (the “Hedge Valuation Adjustment”). In February 2025, the Company paid $191.1 in Hedge Valuation Adjustments on the forward repurchase contracts. Refer to Note 13—Equity and Convertible Preferred Stock.
Derivative and non-derivative financial instruments which are designated as hedging instruments:
The accumulated gain on foreign currency borrowings classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $20.1 and $14.6 as of March 31, 2025 and June 30, 2024, respectively.
In September 2020, the Company terminated its net investment cross-currency swap derivative with a notional amount of $550.0 in exchange for a cash payment of $37.6. The loss related to this termination of $(37.6) is included in AOCI/(L) as of March 31, 2025 and June 30, 2024, and will remain until the sale or substantial liquidation of the underlying net investments.
The accumulated loss on derivative instruments classified as net investment hedges in the foreign currency translation adjustment component of AOCI/(L) was $(46.6) and $(37.6) as of March 31, 2025 and June 30, 2024, respectively.

The amount of gains and losses recognized in Other comprehensive income (loss) (“OCI”) in the Condensed Consolidated Balance Sheets related to the Company’s derivative and non-derivative financial instruments which are designated as hedging instruments is presented below:

Gain (Loss) Recognized in OCI	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Foreign exchange forward contracts	$(1.3)	$0.4	$(0.2)	$0.4
Interest rate swap contracts	—	—	—	(0.1)
Cross-currency swap contracts	(9.0)	—	(9.0)	—
Net investment hedges	(40.1)	22.1	5.5	12.2
The accumulated gain on derivative instruments classified as cash flow hedges in AOCI/(L), net of tax, was $(0.1) and $2.1 as of March 31, 2025 and June 30, 2024, respectively. The estimated net gain related to these effective hedges that is expected to be reclassified from AOCI/(L) into earnings within the next twelve months is $(0.1). As of March 31, 2025, all of the Company's remaining foreign currency forward contracts designated as hedges were highly effective.
The amount of gains and losses reclassified from AOCI/(L) to the Condensed Consolidated Statements of Operations related to the Company’s derivative financial instruments which are designated as hedging instruments is presented below:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Three Months Ended March 31,
	2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$0.8	$—	$(0.3)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	0.4	—	0.4

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships	Nine Months Ended March 31,
	2025		2024
	Cost of sales	Interest expense, net	Cost of sales	Interest expense, net
Foreign exchange forward contracts:
Amount of gain (loss) reclassified from AOCI into income	$1.7	$—	$(2.4)	$—
Interest rate swap contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1.2	—	1.6
Derivatives not designated as hedging:
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments is presented below:

Condensed Consolidated Statements of Operations Classification of Gain (Loss) Recognized in Operations		Three Months Ended March 31,		Nine Months Ended March 31,
		2025	2024	2025	2024
Foreign exchange contracts	Selling, general and administrative expenses	$(0.7)	$—	$(0.3)	$(0.1)
Foreign exchange contracts(a)	Interest expense, net	12.0	(23.1)	(10.8)	(20.4)
Foreign exchange and forward repurchase contracts	Other income (expense), net	(78.5)	(17.0)	(246.6)	(20.6)
(a) The losses and gains for these foreign exchange contracts were offset against the gains and losses from revaluation of debt denominated in foreign currency included in Interest expense, net.

13. EQUITY AND CONVERTIBLE PREFERRED STOCK
Common Stock
As of March 31, 2025, the Company’s common stock consisted of Class A Common Stock with a par value of $0.01 per share. The holders of Class A Common Stock are entitled to one vote per share. As of March 31, 2025, total authorized shares of Class A Common Stock was 1,250.0 million and total outstanding shares of Class A Common Stock was 872.3 million.
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
The Company's Majority Stockholder
As of March 31, 2025, JAB Beauty B.V. ("JAB"), the Company’s largest stockholder, may be deemed to beneficially own approximately 54% of Coty’s Class A Common Stock. This is inclusive of all voting interests of Mr. Peter Harf, the Company's Chairman, and HFS Holdings S.à r.l, (“HFS”), which is beneficially owned by Mr. Harf, including its shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock") on an if converted basis.
The Company’s CEO, Sue Nabi, was granted a one-time sign-on award of restricted stock units on June 30, 2021. On October 29, 2021 and September 18, 2023, JAB completed the transfer of 10.0 million and 5.0 million shares of Common Stock, respectively, to Ms. Nabi pursuant to an equity transfer agreement. See Note 14—Share-Based Compensation Plans for additional information.
Series A Preferred Stock
As of March 31, 2025, total authorized shares of preferred stock are 20.0 million. There is one class of Preferred Stock, Series A Preferred Stock with a par value of $0.01 per share.
As of March 31, 2025, there were 1.0 million shares of Series A authorized, issued, and outstanding. Series A Preferred Stock are not entitled to receive any dividends and have no voting rights except as required by law.
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
Cumulative preferred dividends accrue daily on the Series B Preferred Stock at a rate of 9.0% per year. During the three months ended March 31, 2025 and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $3.3 and paid accrued dividends of $3.3. During the nine months ended March 31, 2025 and 2024, the Board of Directors declared dividends on the Series B Preferred Stock of $9.9 and paid accrued dividends of $9.9. As of March 31, 2025 and June 30, 2024, the Series B Preferred Stock had outstanding accrued dividends of $3.3.

Treasury Stock
Share Repurchase Program
Since February 2014, the Board has authorized the Company to repurchase its Class A Common Stock under approved repurchase programs. On February 3, 2016, the Board authorized the Company to repurchase up to $500.0 of its Class A Common Stock, and on November 13, 2023, the Board increased the Company's share repurchase authorization by an additional $600.0 (the “Share Repurchase Program”). Repurchases may be made from time to time at the Company’s discretion, based on ongoing assessments of the capital needs of the business, the market price of its Class A Common Stock, and general market conditions. As of March 31, 2025, the Company has $796.8 remaining under the Share Repurchase Program.
In December 2022 and November 2023, the Company entered into forward repurchase contracts (the “Forward” and together the “Forwards”) with three large financial institutions (“Counterparties”) to start hedging for potential $196.0 and $294.0 share buyback programs in 2025 and 2026, respectively. In December 2024, the Company entered into an agreement to extend the maturity date of the December 2022 forward repurchase contracts by one year to fiscal 2026.
As part of the Forward agreements, the Company will pay interest on the outstanding underlying notional amount of the Forwards held by the Counterparties during the contract periods. The interest rates are variable, based on the United States secured overnight funding rate (“SOFR”) plus a spread. The weighted average interest rate plus applicable spread for the December 2022 and November 2023 Forward transactions were 7.3% and 7.7%, respectively, as of March 31, 2025.
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

In October 2024, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the November 2023 Forward, which resulted in a cash payment of $61.8 to the Counterparties. In November 2024, the Company entered into agreements with the Counterparties for a temporary contractual amendment to the Hedge Valuation Adjustment, which was effective from October 2024 through February 2025, resulting in a refund of $61.8 from the Counterparties. The amendment does not apply to the December 2022 Forward.

In February 2025, the price of Coty’s Class A shares declined below the threshold specified in the Hedge Valuation Adjustment for the December 2022 Forward and the November 2023 Forward, which resulted in a cash payment of $191.1 to the Counterparties. This resulted in a downward adjustment to the initial price at acquisition for these Forwards.

Since the Forwards permit a net cash settlement alternative in addition to the physical settlement, the Company accounted for the Forwards initially and subsequently at their fair value, with changes in the fair value recorded in Other expense, net in the Condensed Consolidated Statement of Operations. See Note 12—Derivative Instruments for additional information.
Dividends
On April 29, 2020, the Board of Directors suspended the payment of dividends on Common Stock. No dividends on Common Stock were declared for the period ended March 31, 2025.
The change in dividends accrued recorded to APIC in the Condensed Consolidated Balance Sheet as of March 31, 2025 and 2024 was nil, which represent dividends no longer expected to vest as a result of forfeitures of outstanding restricted stock units (“RSUs”). In addition, the Company made payments of $0.1 and $0.3, of which nil and $0.1 related to employee taxes, for the previously accrued dividends on RSUs that vested during the nine months ended March 31, 2025 and 2024, respectively.
Total accrued dividends on unvested RSUs and phantom units included in Accrued expenses and other current liabilities are $0.7 as of March 31, 2025 and June 30, 2024.

Accumulated Other Comprehensive Income (Loss)

		Foreign Currency Translation Adjustments
	Gain (loss) on Cash Flow Hedges	Loss on Net Investment Hedge	Other Foreign Currency Translation Adjustments	Pension and Other Post-Employment Benefit Plans (a)	Total
Balance—July 1, 2024	$2.1	$(23.0)	$(823.0)	$48.8	$(795.1)
Other comprehensive (loss) income before reclassifications	(0.2)	(3.5)	(38.3)	0.8	(41.2)
Net amounts reclassified from AOCI/(L)	(2.0)	—	—	(2.5)	(4.5)
Net current-period other comprehensive loss	(2.2)	(3.5)	(38.3)	(1.7)	(45.7)
Balance—March 31, 2025	$(0.1)	$(26.5)	$(861.3)	$47.1	$(840.8)

(a) For the nine months ended March 31, 2025, other comprehensive income before reclassifications of $0.8 and net amounts reclassified from AOCI/(L) related to pensions and other post-employment benefit plans included amortization of prior service credits and actuarial losses of $3.0, net of tax of $0.5.

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

14. SHARE-BASED COMPENSATION PLANS
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. Total share-based compensation is shown in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Equity plan expense (a)	$12.6	$20.2	$44.7	$70.3
Liability plan (income) expense	(0.4)	0.3	—	0.1
Fringe expense	—	(0.1)	3.0	3.0
Total share-based compensation expense	$12.2	$20.4	$47.7	$73.4

(a) Equity plan share-based compensation expense was recorded to additional paid in capital and presented in the Condensed Consolidated Statements of Equity.
As of March 31, 2025, the total unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and performance restricted stock units ("PRSUs") is $0.0, $116.3, and $14.5, respectively. The unrecognized share-based compensation expense related to stock options, restricted stock units and other share awards, and PRSUs, is expected to be recognized over a weighted-average period of 0.00, 2.91, and 1.62 years, respectively.

Restricted Stock Units and Other Share Awards
The Company granted nil shares and 3.8 million shares of RSUs and other share awards during the three and nine months ended March 31, 2025, respectively, and nil shares and 4.5 million shares of RSUs and other share awards during the three and nine months ended March 31, 2024, respectively. The Company recognized share-based compensation expense of $12.8 and $15.0 for the three months ended March 31, 2025 and 2024, respectively, of which $5.1 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $43.6 and $63.7 for the nine months ended March 31, 2025 and 2024, respectively, of which $15.4 and $31.3 related to Ms. Nabi's award, as described below.
Performance Restricted Stock Units
The Company granted nil and 4.1 million shares of PRSUs, during the three and nine months ended March 31, 2025. The Company granted nil and 3.7 million shares of PRSUs, during the three and nine months ended March 31, 2024. The Company recognized share-based compensation expense of $(0.6) and $3.3 for the three months ended March 31, 2025 and 2024, respectively, of which $(0.8) and $1.8 related to Ms. Nabi's award, as described below. The Company recognized share-based compensation expense of $4.0 and $7.1 for the nine months ended March 31, 2025 and 2024, respectively, of which $1.1 and $3.6 related to Ms. Nabi's award, as described below.
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
Restricted Stock
The Company granted no shares of restricted stock during the three and nine months ended March 31, 2025, and nil and 0.3 million shares of restricted stock during the three and nine months ended March 31, 2024, respectively. The Company recognized share-based compensation expense of $0.0 and $2.0 for the three months ended March 31, 2025 and 2024, respectively, and $0.0 and $3.1 for the nine months ended March 31, 2025 and 2024, respectively.

Series A Preferred Stock
The Company granted no shares of Series A Preferred Stock during the three and nine months ended March 31, 2025 and 2024. The Company recognized share-based compensation (income) expense of $0.0 and $(0.1) for the three months ended March 31, 2025 and 2024, respectively, and $0.0 and $(0.8) for the nine months ended March 31, 2025 and 2024, respectively.
Non-Qualified Stock Options
The Company granted no non-qualified stock options during the three and nine months ended March 31, 2025 and 2024. The Company recognized share-based compensation expense of $0.0 and $0.2 for the three months ended March 31, 2025 and 2024, respectively, and $0.1 and $0.3 for the nine months ended March 31, 2025 and 2024, respectively.
15. NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC. PER COMMON SHARE
Reconciliation between the numerators and denominators of the basic and diluted income per share (“EPS”) computations is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Amounts attributable to Coty Inc.:
Net income attributable to Coty Inc.	$(405.7)	$3.8	$(299.1)	$186.3
Convertible Series B Preferred Stock dividends	(3.3)	(3.3)	(9.9)	(9.9)
Net income (loss) attributable to common stockholders	$(409.0)	$0.5	$(309.0)	$176.4

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—Basic	872.1	883.1	870.4	876.7
Effect of dilutive stock options and Series A Preferred Stock (a)	—	0.2	—	0.1
Effect of restricted stock and RSUs (b)	—	8.7	—	9.3
Effect of Convertible Series B Preferred Stock (c)	—	—	—	—
Effect of Forward Repurchase Contracts (d)	—	—	—	—
Weighted-average common shares outstanding—Diluted	872.1	892.0	870.4	886.1

Earnings per common share:
Earnings per common share - basic	$(0.47)	$—	$(0.36)	$0.20
Earnings per common share - diluted (e)	(0.47)	—	(0.36)	0.20

(a) For the three months ended March 31, 2025 and 2024, outstanding stock options with rights to purchase 3.4 million and 1.7 million shares of Common Stock were anti-dilutive and excluded from the computation of diluted EPS. Series A Preferred Stock had no dilutive effect, as the exchange right expired on March 27, 2024. For the nine months ended March 31, 2025 and 2024, outstanding stock options with purchase or conversion rights to purchase 3.5 million and 2.5 million weighted average shares of Common Stock, respectively, were anti-dilutive and excluded from the computation of diluted EPS.
(b) For the three months ended March 31, 2025 and 2024, there were 14.9 million and nil anti-dilutive RSUs, respectively, excluded from the computation of Diluted EPS. For the three months ended March 31, 2025 and 2024, there were no restricted stock outstanding. For the nine months ended March 31, 2025 and 2024, there were 9.5 million and 1.3 million weighted average anti-dilutive RSUs, respectively, excluded from the computation of diluted EPS.
(c) For the three and nine months ended March 31, 2025 and 2024, no dilutive shares of Convertible Series B Preferred Stock were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(d) For the three and nine months ended March 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of diluted EPS as their inclusion would be anti-dilutive.
(e) Diluted EPS is adjusted by the effect of dilutive securities, including awards under the Company's equity compensation plans, the Convertible Series B Preferred Stock, and the Forward Repurchase Contracts. When calculating any potential dilutive effect of stock options, Series A Preferred Stock, restricted stock, and RSUs, the Company uses the treasury method and the if-converted method for the Convertible Series B Preferred Stock and the Forward Repurchase Contracts. The treasury method typically does not adjust the net income attributable to Coty Inc., while the if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $3.3, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $60.1 and $7.1, respectively, if dilutive, for the three months ended March 31, 2025 and 2024 on net income applicable to common stockholders during the period. The if-converted method requires an adjustment to reverse the impact of the preferred stock dividends of $9.9, and to reverse the impact of fair market value losses for contracts with the option to settle in shares or cash of $188.9 and $6.9 respectively, if dilutive, for the nine months ended March 31, 2025 and 2024 on net income applicable to common stockholders during the period.
16. REDEEMABLE NONCONTROLLING INTERESTS
Subsidiary in the Middle East
As of March 31, 2025, the noncontrolling interest holder in the Company’s subsidiary in the Middle East had a 25% ownership share. The Company adjusts the redeemable noncontrolling interests (“RNCI”) to redemption value at the end of each reporting period with changes recognized as adjustments to APIC. The Company recognized $101.9 and $93.6 as the RNCI balances as of March 31, 2025 and June 30, 2024, respectively.
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

Brazilian Tax Assessments
The Company’s Brazilian subsidiaries receive tax assessments from local, state and federal tax authorities in Brazil from time to time. Current open tax assessments as of March 31, 2025 are:

Assessment received	Type of assessment	Type of Tax	Tax period impacted	Estimated amount, including interest and penalties as of March 31, 2025
Aug-20	State sales tax credits, which the Treasury Office of the State of Goiás considers as improperly registered	ICMS	2017-2019	R$687.2 million (approximately $119.3)
Oct-20	Federal excise taxes, which the Treasury Office of the Brazil’s Internal Revenue Service considers as improperly calculated	IPI	2016-2017	R$460.0 million (approximately $79.9)
Nov-22		IPI	2018-2019	R$625.2 million (approximately $108.6)
Mar-24		IPI	2020	R$35.4 million (approximately $6.2)
Nov-20	State sales taxes, which the Treasury Office of the State of Minas Gerais considers as improperly calculated	ICMS	2016-2019	R$239.1 million (approximately $41.5)
Jun-21	State sales tax, which the Treasury Office of the State of Goiás considers as improperly calculated	ICMS	2016-2020	R$55.7 million (approximately $9.7)

For the Goiás State tax ICMS assessment received in August 2020, the Company has in parallel a judicial case about an additional claim for fees over the tax incentive ("the Protege Fee") wherein the Company asserts such fee was not enforceable against Coty due to its prior contractual agreement with the Goiás State, for which the Company received an unfavorable first and second instances ruling. In the second quarter of fiscal 2024, the Company filed appeals to be remitted to the third instance Brazilian Superior Court of Justice and, in parallel, filed a motion to grant the suspension of the state's ability to collect the above tax incentives to the Goiás State Court as the case is under discussion. The motion to grant the suspension of the state’s ability to collect the above tax incentives was dismissed and, in the last quarter of fiscal 2024, a judge of the Superior Court of Justice ruled against the Company. The Company filed an interlocutory appeal for the full bench of judges on the Superior Court of Justice to review the case. The case was heard in the first half of the current fiscal year, but the case is on hold for review by one of the judges and is now expected to conclude in the second half of the current fiscal year. The Company has been required to provide surety bonds of R$135.2 million (approximately $23.5) and cash deposits of R$151.6 million (approximately $26.3) as of March 31, 2025, to guarantee payment if the case is resolved against Coty. The cash deposits are included in the Other Noncurrent Assets on the Condensed Consolidated Balance Sheet.
In relation to the judicial case for the Goiás State tax ICMS assessment received in August 2020, an additional case has moved into the judicial court in October 2024, relating to a tax assessment demanding payment of the underlying ICMS taxes due to non-payment of the Protege Fee. The case is running in parallel of the Protege Fee case above. In the third quarter of fiscal 2025, the Goiás State filed a tax enforcement against the Company to collect the ICMS taxes. In response to the enforcement, the Company has filed a motion to stay against the Goiás State seeking the dismissal of the ICMS tax collection and is currently awaiting a decision from the tax authorities. The Company has been required to provide surety bonds of R$446.2 million (approximately $77.5) as of March 31, 2025, to guarantee payment if the case is resolved against Coty.
The Minas Gerais State tax ICMS assessment received in November 2020 is currently at the judicial process. The Company has been required to provide surety bonds of R$311.9 million (approximately $54.2) as of March 31, 2025, to guarantee payment if the case is resolved against the Company.

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

18. RELATED PARTY TRANSACTIONS
Wella
On December 22, 2021, the Company entered into an agreement with Rainbow UK Bidco Limited (“KKR Bidco”) (an affiliate of funds and/or separately managed accounts advised and/or managed by KKR), related to post-closing adjustments to the purchase consideration for the Coty’s Professional and Retail Hair businesses, including the Wella, Clairol, OPI and ghd brands, (together, the “Wella Business”). In relation to this agreement, the Company recognized a gain of $2.6 and $7.2 in the three and nine months ended March 31, 2025, and $1.4 and $9.9 in the three and nine months ended March 31, 2024, which is reported in Other expense, net in the Condensed Consolidated Statements of Operations. During the nine months ended March 31, 2025, net cash proceeds received from this contingent consideration arrangement totaled $15.6.
As of March 31, 2025, Coty owned 25.84% of Wella as an equity investment and performs certain services to Wella. Refer to Note 6— Equity Investments.
In connection with the sale of the Wella Business, the Company and Wella entered into a Transitional Services Agreement (“TSA”) and the Company performed services for Wella in exchange for related service fees. The Company and Wella have mutually agreed to end the contracted TSA services on January 31, 2022, as well as previously existing distribution services in Brazil during the third quarter of fiscal 2024. The Company and Wella continue to have in place manufacturing arrangements to facilitate the Wella Business transition in the U.S. and Brazil. TSA fees and other fees earned were $0.0 and $1.4, respectively, for the three months ended March 31, 2025 and $0.4 and $4.8, respectively, for the three months ended March 31, 2024. TSA fees and other fees earned were $0.1 and $4.4, respectively, for the nine months ended March 31, 2025 and $2.2 and $9.8, respectively, for the nine months ended March 31, 2024. Fees are principally invoiced on a cost plus basis and were included in Selling, general and administrative expenses and Cost of sales, respectively, in the Company's Condensed Consolidated Statement of Operations.
The Company also entered into an agreement with Wella to provide management, consulting and financial services. The Company earned $0.3 and $1.0 in the three and nine months ended March 31, 2025, respectively, and $0.3 and $0.9 in the three and nine months ended March 31, 2024, respectively, which are reflected in Other expense, net in the Condensed Consolidated Statements of Operations.
As of March 31, 2025, accounts receivable from Wella of $32.4 included in Prepaid expenses and other current assets , in the Company's Condensed Consolidated Balance Sheets. Additionally, as of March 31, 2025, the Company has accrued $33.3 related to long-term payables due to Wella included in Other noncurrent liabilities in the Company's Condensed Consolidated Balance Sheet.
Coty will continue to recognize the share-based compensation expense for Wella employees until the existing equity awards reach their vesting date. For the three and nine months ended March 31, 2025, Coty recorded $0.0 and $0.7, respectively, and for the three and nine months ended March 31, 2024, Coty recorded $0.5 and $1.8, respectively, of share-based compensation expense related to Wella employees, which was presented as part of Other expense, net in the Condensed Consolidated Statements of Operations.
The Company has certain sublease arrangements with Wella after the sale of the Wella Business. For the three and nine months ended March 31, 2025, the Company reported sublease income from Wella of $2.0 and $6.3, respectively. For the three and nine months ended March 31, 2024, the Company reported sublease income from Wella of $2.1 and $6.2, respectively.
19. SUBSEQUENT EVENTS
The Company evaluated the effect of events and transactions subsequent to the condensed consolidated balance sheet date of March 31, 2025 through the date of issuance of the Condensed Consolidated Financial Statements and determined that no subsequent events have occurred that require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

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
Forward-looking Statements
Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, strategic planning, targets and outlook for future reporting periods (including the extent and timing of revenue, expense and profit trends and changes in operating cash flows and cash flows from operating activities and investing activities), the Company’s future operations and strategy (including the expected implementation and related impact of its strategic priorities), ongoing and future cost efficiency, optimization and restructuring initiatives and programs, expectations of the impact of inflationary pressures and the timing, magnitude and impact of pricing actions to offset inflationary costs, strategic transactions (including their expected timing and impact), expectations and/or plans with respect to joint ventures (including Wella and the timing and size of any related divestiture, distribution or return of capital), the Company’s capital allocation strategy and payment of dividends (including suspension of dividend payments and the duration thereof and any plans to resume cash dividends on common stock or to continue to pay dividends in cash on preferred stock) and expectations for stock repurchases, investments, licenses and portfolio changes, product launches, relaunches or rebranding (including the expected timing or impact thereof), plans for growth in growth engine markets, channels and other white spaces, synergies, savings, performance, cost, timing and integration of acquisitions, future cash flows, liquidity and borrowing capacity (including any refinancing or deleveraging activities), timing and size of cash outflows and debt deleveraging, the timing and magnitude of any “true up” payments in connection with our forward repurchase contracts, the timing and extent of any future impairments, and synergies, savings, impact, cost, timing and implementation of the Company’s ongoing strategic transformation agenda (including operational and organizational structure changes, operational execution and simplification initiatives, fixed cost reductions (including our Fixed Cost Reduction Plan), continued process improvements and supply chain changes), the impact, cost, timing and implementation of e-commerce and digital initiatives, the expected impact, cost, timing and implementation of sustainability initiatives (including progress, plans, goals and our ability to achieve sustainability targets), the expected impact of geopolitical risks including the ongoing war in Ukraine and/or the armed conflict in the Middle East on our business operations, sales outlook and strategy, expectations regarding the impact of tariffs (including magnitude, scope and timing) and plans to manage such impact, expectations regarding economic recovery in Asia, consumer purchasing trends and the related impact on our plans for growth in China, the expected impact of global supply chain challenges and/or inflationary pressures (including as a result of the war in Ukraine and/or armed conflict in the Middle East, or due to a change in tariffs or trade policy impacting raw materials) and expectations regarding future service levels and inventory levels, and the priorities of senior management. These forward-looking statements are generally identified by words or phrases, such as “anticipate”, “are going to”, “estimate”, “plan”, “project”, “expect”, “believe”, “intend”, “foresee”, “forecast”, “will”, “may”, “should”, “outlook”, “continue”, “temporary”, “target”, “aim”, “potential”, “goal” and similar words or phrases. These statements are based on certain assumptions and estimates that we consider reasonable, but are subject to a number of risks and uncertainties, many of which are beyond our control, which could cause actual events or results (including our financial condition, results of operations, cash flows and prospects) to differ materially from such statements, including risks and uncertainties relating to:
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
OVERVIEW
We are one of the world’s largest beauty companies, with an iconic portfolio of brands across fragrance, color cosmetics, skincare, and body care. Our brands empower people to express themselves freely, creating their own visions of beauty and we are committed to protecting the planet. Our strategic priorities include stabilizing and growing our Consumer Beauty brands, accelerating our Prestige fragrance business and ongoing expansion into Prestige cosmetics, building a comprehensive skincare portfolio, enhancing our organizational growth capabilities including digital and research and development, expanding our presence in growth channels such as the Travel Retail channel, in growth engine markets (Latin America, including Brazil, the Middle East, North and South East Asia, China, Africa, and India), and establishing Coty as an industry leader in sustainability.

Strategic Progress

We have been making progress on our strategic priorities. In Consumer Beauty, we have implemented the relaunch of our top brands. We are now focusing on accelerating our digital advocacy strategy to amplify our brand and product innovations and leveraging consumer analytics and insights to improve the return on investment of our marketing activities. In Prestige, we are accelerating our fragrance business with exceptional new launches and franchise-building extensions, and expanding our premium and ultra-premium category portfolio, while also enhancing the assortment of our Prestige cosmetic products. We are continuing to thoughtfully expand our skincare portfolio (which contributed a low single digit percentage of our first nine months fiscal 2025 net revenue). We continue to expand our e-commerce capabilities across our portfolio, through online launches, our digital advocacy strategy and active participation in key online shopping events. We are adjusting our strategy in step with the beauty market evolution. Our aim is to continue expanding our footprint and diversifying into a limited number of structurally profitable and growing beauty categories and geographic markets at scale. We are leveraging and overdriving our leadership position and best-in-class capabilities in global fragrances to fuel strong expansion—with fragrances already constituting more than 60% of our fiscal 2024 net revenues and an even larger portion of our profits.

During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027.

Global Economic Landscape and Business Impact

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

Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We estimate additional costs related to tariff increases to be in the range of approximately $90.0 to $130.0. The vast majority of these costs are expected to be incurred in fiscal 2026, based on a preliminary analysis of announcements made by the U.S. administration beginning on April 2, 2025, and announcements by U.S. trade partners. In response, we may consider more diversified sourcing strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. In addition, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

Market Trends and Sales Performance

Changing market trends continue to impact sales of our products across and within product categories and geographic regions.

•Fragrances: In the first nine months of fiscal 2025, our fragrance category experienced mid-single digit percentage net revenue growth compared to the previous fiscal year, driven by high-single digit percentage but decelerating growth in the overall fragrance market. Net revenues from prestige fragrances increased by a low-single digit percentage in the first nine months of fiscal 2025, reflecting a deceleration in growth compared to the prior year, as the contribution from our fragrance innovation this fiscal year was more moderate than the contribution from major innovations in the previous fiscal year.

•Color Cosmetics: Our net revenues from mass color cosmetics declined by low-double digits percentage during the same period due to a weakening in market demand, particularly in the United States and in several European markets. Our net revenues from prestige color cosmetics declined by a double-digits percentage, impacted by economic conditions in Asia affecting a key brand in the region.

•Skin and Body Care: Our skincare portfolio contributed a low-single digit percentage of our first nine months fiscal 2025 net revenue. Competitive pricing actions in Brazil negatively impacted demand for certain of our deodorant brands leading to a high-double digit percentage decline in our body care net revenues during the first nine months of fiscal 2025, despite positive trends in the overall mass body care market.

•Geographic Regions: Net revenues in the Americas declined by a mid-single digit percentage during the first nine months fiscal 2025, driven by softness within the color cosmetics market in the United States. Revenues from EMEA increased by a low-single digit percentage due to decelerating growth across most European markets. Net revenues in the Asia Pacific region declined by high-single digit percentage in the first nine months of fiscal 2025, impacted by China and a decline in sales in the Asia Travel Retail channel. Asia Travel Retail channel sales were negatively affected by regulatory restrictions in Asia aimed at formalizing cross-border shopping, which reduced daigou (surrogate shopping) purchases.

We expect that some of the market trends may continue into fiscal 2026.

Financial Outlook

We expect that our reported net revenue for fiscal 2025 will decline in the mid-single digit percentage versus the prior year, which includes an estimated low-single digit percentage negative impact of foreign exchange. We anticipate that our annual gross margin will remain in the mid-sixties, providing us with opportunities to fund new product initiatives and support our brands through advertising and consumer promotional investments. In anticipation of a more uncertain demand backdrop, including cautious retailer behavior and a complex macroeconomic environment, we are re-accelerating our cost reduction efforts across to deliver savings of approximately $120.0 in fiscal 2025. We continue to target advertising and consumer promotional spending in the high-twenties percentage of net revenues. However, our level of advertising and consumer promotional spending will depend on various factors, including seasonality, the timing of product launches, and budgetary considerations.

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
•Tax: This adjustment represents the impact of the tax effect of the pretax items excluded from Adjusted net income. The tax impact of the non-GAAP adjustments is based on the tax rates related to the jurisdiction in which the adjusted items are received or incurred. Additionally, adjustments are made for the tax impact of any intra-entity transfer of assets and liabilities. Also, in connection with our market exit in Russia, we have adjusted for the release of tax charges previously taken related to certain direct incremental impacts of the decision.
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

Period of acquisition, divestiture, termination	Acquisition, divestiture, termination	Impact on basis of first, second and third quarter 2025/2024 presentation
Third quarter fiscal 2024	Termination: Lacoste	First and second quarter fiscal 2024 net revenue excluded.

THREE MONTHS ENDED MARCH 31, 2025 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2024
NET REVENUES
In the three months ended March 31, 2025, net revenues decreased 6%, or $86.5, to $1,299.1 from $1,385.6 in the three months ended March 31, 2024, reflecting a negative price and mix impact of 3% (primarily due to a higher proportion of the total sales coming from lower priced Brazil brands) and negative foreign currency exchange translation impact of 3% (primarily driven by the weakening of the Brazilian Real versus the U.S. dollar). The overall decrease in net revenues reflects declines within color cosmetics across both divisions— primarily due to negative market trends in the United States, China, and several European markets— and declines within Prestige fragrance—primarily due to the expiration of the Roberto Cavalli license in the prior year. Net revenues declined across all regions.
Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.
Net Revenues by Segment

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
NET REVENUES
Prestige	$829.4	$867.2	(4)%
Consumer Beauty	469.7	518.4	(9)%
Total	$1,299.1	$1,385.6	(6)%
Prestige
In the three months ended March 31, 2025, net revenues from the Prestige segment decreased 4%, or $37.8 to $829.4 compared to $867.2 in the three months ended March 31, 2024, reflecting a decrease in unit volume of 3% (primarily due to [negative market trends in the cosmetics category] and lower sales through the Travel retail channel for Prestige cosmetics) and negative foreign currency exchange translation impact of 1%, The decrease in net revenues primarily reflects:

•Prestige cosmetic sales declines of $20.6, primarily due to declines from Kylie makeup as a result of fewer innovations and declines in sales volume in the Asia Travel Retail channel from Gucci makeup as a result of regulations impacting the surrogate shopping purchases. The overall category sales decline can also be attributed to negative market trends in China; and
•Prestige fragrance sales declines of $12.9, primarily due to the expiration of the Roberto Cavalli license in the prior year and negative performance of Calvin Klein and Marc Jacobs. Calvin Klein net revenue was negatively impacted by a reduction in certain channel sales and Marc Jacobs net revenue was negatively impacted by lower sales within the United States after lapping the Marc Jacobs Daisy Wild launch in the same period last year. The category sales decline was partially offset by successful performance of Gucci and Chloe from existing brand lines and due to successful innovations such as Kylie Cosmic 2.0 and Burberry Hero EDP Intense. The overall category sales growth from existing brand lines reflect positive but decelerating market trends in North America and Europe.
•Prestige skincare sales declines of $4.3.
Consumer Beauty
In the three months ended March 31, 2025, net revenues from the Consumer Beauty segment decreased 9%, or $48.7, to $469.7 from $518.4 in the three months ended March 31, 2024, reflecting a negative price and mix impact of 5% (primarily due to negative mix impact from a higher proportion of the net revenues coming from lower priced Brazilian brands and higher discounts and returns in the current period) and a negative foreign currency exchange translation impact of 4% (primarily driven by the weakening of the Brazilian Real versus the U.S. dollar). Volumes for the segment were roughly flat, supported by volume growth in the Brazil skincare and body care categories. Excluding the contribution from the Brazilian brands, the Consumer Beauty segment experienced a decline in sales volume primarily in the color cosmetics category. The decrease in net revenues primarily reflects:
•Color cosmetics sales decline of $54.2, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Sally Hansen and Covergirl. The category sales decline can also be attributed to negative market trends in several European markets. Category net revenue declines were also impacted by increased discounts and returns compared to the prior period; and
•Mass body care decline of $7.3.
These decreases were partially offset by:

•Mass fragrance sales growth of $8.5; and
•Mass skincare sales growth of $4.3.
COST OF SALES
In the three months ended March 31, 2025, cost of sales decreased 4%, or $21.1, to $466.7 from $487.8 in the three months ended March 31, 2024. Cost of sales as a percentage of net revenues increased to 35.9% in the three months ended March 31, 2025 from 35.2% in the three months ended March 31, 2024, resulting in a gross margin decrease of approximately 70 basis points, primarily reflecting:
(i)approximately 70 basis points, primarily due to an increase in manufacturing and material costs as a percentage of net revenues. This increase in cost ratio was driven by lower net revenues in the current period—reflecting higher returns, discounts, and promotions. Although we achieved improvements in manufacturing efficiency, productivity, and procurement cost optimization, these benefits only partially offset the impact of the reduced net revenue base; and
(ii)approximately 20 basis points related to an increase in designer license fees due to licensed Prestige brands comprising a larger portion of overall net revenues in the current period and expanded Consumer Beauty collections under licensed brands driving increased license fees.
These increases were partially offset by:
(i)approximately 20 basis points related to decreased excess and obsolescence costs.
The above reflects a positive impact from pricing net of inflation of approximately 50 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the three months ended March 31, 2025, selling, general and administrative expenses increased 1%, or $6.9, to $777.5 from $770.6 in the three months ended March 31, 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 59.8% in the three months ended March 31, 2025 from 55.6% in the three months ended March 31, 2024, or approximately 420 basis points. This increase primarily reflects:
(i)550 basis points due to the loss on the termination of the KKW Collaboration Agreement in the current period;
(ii)90 basis points due to unfavorable transactional impact from our exposure to foreign currency as a percentage of net revenues;
(iii)30 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues; and
(iv)20 basis points due to an increase in bad debt expense as a percentage of net revenues.
These increases were partially offset by the following decreases:
(i)220 basis points due to a decrease in administrative costs as a result of decreased discretionary compensation for employees;
(ii)50 basis points due to a decrease in stock-based compensation expense primarily related to a reduction in expense recognized in connection with awards granted to the CEO; and
(iii)20 basis points due to a decrease in logistics costs as a percentage of net revenues.

OPERATING (LOSS)/INCOME
In the three months ended March 31, 2025, operating loss was $280.4 compared to income of $77.8 in the three months ended March 31, 2024. Operating loss margin, decreased to (21.6)% in the three months ended March 31, 2025 as compared to operating income margin of 5.6% in the three months ended March 31, 2024. The decrease in operating margin is primarily driven by an increase in asset impairment charges (approximately 1,640 basis points), higher restructuring costs in the current period (approximately 580 basis points), a loss on the termination of the KKW Collaboration Agreement (approximately 550 basis points), unfavorable transactional impact from our exposure to foreign currency (approximately 90 basis points), increase in cost of goods sold as a percentage of net revenues (approximately 70 basis points), an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 30 basis points), an increase in bad debt expense as a percentage of net revenues (approximately 20 basis points), partially offset by a decrease in fixed costs as a percentage of net revenues (approximately 240 basis points) primarily related to decreased discretionary compensation for employees, and a decrease in stock-based compensation expense (approximately 50 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO. In addition, a greater proportion of total sales came from higher margin Prestige brands in the current period which positively benefited our operating margin.
Operating Income (Loss) by Segment

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Operating income (loss)
Prestige	$78.7	$108.7	(28)%
Consumer Beauty	(189.5)	(13.3)	<(100%)
Corporate	(169.6)	(17.6)	<(100%)
Total	$(280.4)	$77.8	<(100%)
Prestige
In the three months ended March 31, 2025, operating income for Prestige was $78.7 compared to income of $108.7 in the three months ended March 31, 2024. Operating margin decreased to 9.5% of net revenues in the three months ended March 31, 2025 as compared to 12.5% in the three months ended March 31, 2024, driven by an increase in asset impairment charges (approximately 520 basis points), unfavorable transactional impact from our exposure to foreign currency (approximately 80 basis points), an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 40 basis points), partially offset by a decrease in fixed costs as a percentage of net revenues primarily related to decreased discretionary compensation for employees (approximately 310 basis points), and a decrease in cost of goods sold as a percentage of net revenues (approximately 20 basis points.
Consumer Beauty
In the three months ended March 31, 2025, operating loss for Consumer Beauty was $189.5 compared to loss of $13.3 in the three months ended March 31, 2024. Operating loss margin decreased to (40.3)% of net revenues in the three months ended March 31, 2025 as compared to (2.6)% in the three months ended March 31, 2024, driven by an increase in asset impairment charges (approximately 3620 basis points), an increase in cost of goods sold as a percentage of net revenues (approximately 230 basis points), an increase in miscellaneous expense primarily related to unfavorable transactional impact from our exposure to foreign currency and other miscellaneous accruals (approximately 200 basis points), partially offset by a decrease in fixed costs as a percentage of net revenues primarily related to decreased discretionary compensation for employees (approximately 270 basis points). Our Consumer Beauty operating income margin was negatively impacted by a higher proportion of Consumer Beauty net revenues generated by the lower margin brands from our Brazilian business.
Corporate
Corporate primarily includes income and expenses not directly relating to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the three months ended March 31, 2025, the operating loss for Corporate was $169.6 compared to a loss of $17.6 in the three months ended March 31, 2024, as described under “Adjusted Operating Income for Coty Inc.” below. The increase in the operating loss for Corporate was primarily driven by a $88.9 increase in restructuring and other business realignment costs, the loss on the termination of the KKW Collaboration Agreement of $71.0, partially offset by a $8.3 decrease in stock-based compensation expense.

Adjusted Operating Income (Loss) by Segment
We believe that adjusted operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below, by segment:

	Three Months Ended March 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$78.7	$80.1	$158.8
Consumer Beauty	(189.5)	178.6	(10.9)
Corporate	(169.6)	169.6	—
Total	$(280.4)	$428.3	$147.9

	Three Months Ended March 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	$108.7	$38.6	$147.3
Consumer Beauty	(13.3)	9.9	(3.4)
Corporate	(17.6)	17.6	—
Total	$77.8	$66.1	$143.9

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

Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” Reconciliation of reported net income to adjusted operating income and adjusted EBITDA is presented below:

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Net (loss) income	$(402.2)	$8.8	<(100%)
Net (loss) income margin	(31.0)%	0.6%
Benefit for income taxes	(58.4)	(5.4)	<(100%)
(Loss) income before income taxes	$(460.6)	$3.4	<(100%)
Interest expense, net	47.9	60.4	(21)%
Other expense, net	132.3	14.0	>100%
Reported operating (loss) income	$(280.4)	$77.8	<(100%)
Reported operating (loss) income margin	(21.6)%	5.6%
Amortization expense	45.9	48.5	(5)%
Restructuring and other business realignment costs	87.2	(1.7)	>100%
Stock-based compensation	12.1	20.5	(41)%
Early license termination and market exit costs	70.3	(1.2)	>100%
Asset impairment charges	212.8	—	N/A
Total adjustments to reported operating income	$428.3	$66.1	>100%
Adjusted operating income	$147.9	$143.9	3%
Adjusted operating income margin	11.4%	10.4%
Adjusted depreciation	56.3	56.0	1%
Adjusted EBITDA	$204.2	$199.9	2%
Adjusted EBITDA margin	15.7%	14.4%
In the three months ended March 31, 2025, adjusted operating income increased $4.0 to $147.9 from $143.9 in the three months ended March 31, 2024. Adjusted operating margin increased to 11.4% of net revenues in the three months ended March 31, 2025 from 10.4% in the three months ended March 31, 2024. In the three months ended March 31, 2025, adjusted EBITDA increased $4.3 to $204.2 from $199.9 in the three months ended March 31, 2024. Adjusted EBITDA margin increased to 15.7% of net revenues in the three months ended March 31, 2025 from 14.4% in the three months ended March 31, 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating income	$78.7	$108.7	(28)%
Reported operating income margin	9.5%	12.5%
Amortization expense	37.2	38.6	(4)%
Asset impairment charges	42.9	—	N/A
Total adjustments to reported operating income	$80.1	$38.6	>100%
Adjusted operating income	$158.8	$147.3	8%
Adjusted operating income margin	19.1%	17.0%
Adjusted depreciation	27.1	25.7	5%
Adjusted EBITDA	$185.9	$173.0	7%
Adjusted EBITDA margin	22.4%	19.9%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Consumer Beauty Segment

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating loss	$(189.5)	$(13.3)	<(100%)
Reported operating loss margin	(40.3)%	(2.6)%
Amortization expense	8.7	9.9	(12)%
Asset impairment charges	169.9	—	N/A
Total adjustments to reported operating income	$178.6	$9.9	>100%
Adjusted operating loss	$(10.9)	$(3.4)	<(100%)
Adjusted operating loss margin	(2.3)%	(0.7)%
Adjusted depreciation	29.2	30.3	(4)%
Adjusted EBITDA	$18.3	$26.9	(32)%
Adjusted EBITDA margin	3.9%	5.2%
Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating loss	$(169.6)	$(17.6)	<(100%)
Reported operating loss margin	N/A	N/A
Restructuring and other business realignment costs	87.2	(1.7)	>100%
Stock-based compensation	12.1	20.5	(41)%
Early license termination and market exit costs	70.3	(1.2)	>100%
Total adjustments to reported operating income	$169.6	$17.6	>100%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A

Amortization Expense
In the three months ended March 31, 2025, amortization expense decreased to $45.9 from $48.5 in the three months ended March 31, 2024. In the three months ended March 31, 2025, amortization expense of $37.2 and $8.7 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2024, amortization expense of $38.6 and $9.9 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027.

In the three months ended March 31, 2025, we incurred restructuring and other business structure realignment costs of $87.2 as follows:
•We incurred restructuring costs of $76.6, of which $74.4 related to the Fixed Cost Reduction Plan included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $10.6, which is reported in selling, general and administrative expenses and cost of sales, primarily related to the Fixed Cost Reduction Plan.
In the three months ended March 31, 2024, we incurred a credit in restructuring and other business structure realignment costs of $(1.7) as follows:
•We incurred restructuring costs of $0.9 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(2.6), which is reported in selling, general and administrative expenses.
Stock-Based Compensation
In the three months ended March 31, 2025, stock-based compensation was $12.1 as compared with $20.5 in the three months ended March 31, 2024. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Early License Termination and Market Exit Costs
In the three months ended March 31, 2025, we incurred a net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement and recognized a gain of $(0.7) related to our decision to wind down our business in Russia.
In the three months ended March 31, 2024, we recognized a gain of $(1.2) related to our decision to wind down our business in Russia.
Asset Impairment Charges
In the three months ended March 31, 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the philosophy trademark within the Prestige Segment.
In the three months ended March 31, 2024, we did not incur any asset impairment charges.
Adjusted Depreciation Expense
In the three months ended March 31, 2025, adjusted depreciation expense of $27.1 and $29.2 was reported in the Prestige and Consumer Beauty segments, respectively. In the three months ended March 31, 2024, adjusted depreciation expense of $25.7 and $30.3 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the three months ended March 31, 2025, net interest expense was $47.9 as compared with $60.4 in the three months ended March 31, 2024. The decrease in interest expense is primarily due to lower debt balances in the current period as well as lower interest rates.
OTHER EXPENSE
In the three months ended March 31, 2025, other expense was $132.3 as compared with other expense of $14.0 in the three months ended March 31, 2024.

Other expense of $132.3 in the three months ended March 31, 2025 was principally comprised of net losses on forward repurchase contracts of $78.5 and equity investment related impacts of $53.0.
Other expense of $14.0 in the three months ended March 31, 2024 was principally comprised of net losses on forward repurchase contracts of $17.2.
The increase in Other expense of $118.3 is primarily due to higher net losses on forward repurchase contracts of $61.3 compared to the prior year period and higher losses from equity investments of $53.0 as a result of an unfavorable fair market value adjustment related to our equity investment in Wella in the current period.
INCOME TAXES
The effective income tax rate for the three months ended March 31, 2025 and 2024 was 12.7% and (158.8)%, respectively. The increase in the effective tax rate was primarily attributable to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.
The effective tax rate of 12.7% for the three months ended March 31, 2025, results from reporting losses before income taxes and a benefit for income taxes. The effective rate was lower than the Federal statutory rate of 21% primarily due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%
The effective tax rate of (158.8)% in the three months ended March 31, 2024 results from reporting income before taxes and a benefit for income taxes. The effective rate was lower than the statutory tax rate of 21% primarily due to a benefit of $8.5 on the resolution of foreign uncertain tax positions compared to $3.4 of income in the period.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions)	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	(Benefit) Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$(460.6)	$(58.4)	12.7%	$3.4	$(5.4)	(158.8)%
Adjustments to reported operating income (a)	428.3			66.1
Change in fair value of investment in Wella Company (c)	53.0			(3.0)
Other adjustments (d)	0.8			0.2
Total Adjustments (b)	482.1	64.6		63.3	18.3
Adjusted income before income taxes	$21.5	$6.2	28.8%	$66.7	$12.9	19.3%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. The total tax impact on adjustments in the current period includes a tax benefit of $10.0 on the resolution of uncertain tax positions associated with the Company’s exit from Russia in fiscal 2022.
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. For the three months ended March 31, 2024, this primarily represents loss from our equity investment in KKW.

The adjusted effective tax rate was 28.8% for the three months ended March 31, 2025 compared to 19.3% for the three months ended March 31, 2024. The difference is primarily due to the loss on forward repurchase contracts having a higher proportional impact in the current period.
NET INCOME (LOSS) ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $405.7 in the three months ended March 31, 2025 as compared to net income of $3.8 in the three months ended March 31, 2024. The increase in the loss was primarily driven by asset impairment charges of $212.8, higher restructuring costs of $75.7, a loss on the termination of the KKW Collaboration Agreement of $71.0 in the current period, higher net losses on forward repurchase contracts of $61.3, higher losses from equity investments of $53.0 as a result of an unfavorable fair market value adjustment in the current period, partially offset by a higher benefit for income taxes of $53.0 and lower interest expense of $12.5 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Three Months Ended March 31,
(in millions)	2025	2024	Change %
Net (loss) income attributable to Coty Inc.	$(405.7)	$3.8	<(100%)
Convertible Series B Preferred Stock dividends (a)	(3.3)	(3.3)	—%
Reported net (loss) income attributable to common stockholders	$(409.0)	$0.5	<(100%)
% of net revenues	(31.5)%	—%
Adjustments to reported operating income (b)	428.3	66.1	>100%
Change in fair value of investment in Wella Company (c)	53.0	(3.0)	>100%
Adjustment to other expense (d)	0.8	0.2	>100%
Adjustments to noncontrolling interests (e)	(1.7)	(1.7)	—%
Change in tax provision due to adjustments to reported net income (loss) attributable to Coty Inc.	(64.6)	(18.3)	<(100%)
Adjusted net (loss) income attributable to Coty Inc.	$6.8	$43.8	(84)%
% of net revenues	0.5%	3.2%
Per Share Data
Adjusted weighted-average common shares
Basic	872.1	883.1
Diluted (a)	875.0	892.0
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.01	$0.05
Diluted (a)	$0.01	$0.05

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the three months ended March 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses for contracts with the option to settle in shares or cash of $60.1 and $7.1, respectively. For the three months ended March 31, 2025 and 2024, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) was anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $3.3.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc."
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the three months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. For the three months ended March 31, 2024, this primarily represents adjustments for equity loss from KKW.
(e)The amounts represent the after-tax impact of the non-GAAP adjustments included in net income attributable to noncontrolling interests based on the relevant noncontrolling interest percentage in the Condensed Consolidated Statements of Operations.

NINE MONTHS ENDED MARCH 31, 2025 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2024
NET REVENUES
In the nine months ended March 31, 2025, net revenues decreased 2%, or $114.1, to $4,640.5 from $4,754.6 in the nine months ended March 31, 2024. Excluding net revenue from the first and second quarters of the prior period from Lacoste, net revenues decreased 2%, decreasing $85.5 to $4,640.5 from $4,726.0 in the nine months ended March 31, 2024, reflecting a negative foreign currency exchange translation impact of 2% (primarily driven by the weakening of the Brazilian Real versus the U.S. dollar) and a decrease in unit volume of 2% (primarily due to body care brands from Monange in Brazil as a result of competitive pricing action in the deodorant market), partially offset by a positive price and mix impact of 2% (primarily due to positive pricing impact as a result of prior year period and current year period price increases and in line with the overall premiumization strategy). The overall decrease in net revenues reflects declines within color cosmetics across both divisions— primarily due to negative market trends in the United States, China, across several European markets— and as a result of a decline in the Travel Retail Asia channel as a result of regulations impacting surrogate shopping purchases. The decline can also be attributed to mass bodycare in Brazil— primarily due to competitive pricing action in the Brazilian deodorant market— and from Prestige skincare primarily due to negative performance from our brands. These declines were partially offset by growth in our prestige and mass fragrance categories due to the positive but decelerating market trends in most major markets and geographical expansion of certain brands. Net revenues declined in the Americas and Asia Pacific but grew within Europe, the Middle East and Africa.
Digital and e-commerce channel sales declines also contributed to the decrease in net revenues.

Net Revenues by Segment

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
NET REVENUES
Prestige	$3,059.6	$3,054.5	—%
Consumer Beauty	1,580.9	1,700.1	(7)%
Total	$4,640.5	$4,754.6	(2)%
Prestige
In the nine months ended March 31, 2025, net revenues from the Prestige segment remained relatively flat, or increased $5.1, to $3,059.6 from $3,054.5 in the nine months ended March 31, 2024. Excluding net revenue from the first and second quarters of the prior period from Lacoste, net revenues from the Prestige segment increased 1% or $33.7 to $3,059.6 from $3,025.9 in the nine months ended March 31, 2024, reflecting a positive price and mix impact of 3% (primarily due to positive pricing impact as a result of prior year period and current year period price increases and in line with the overall premiumization strategy), partially offset by a decrease in unit volume of 1% (primarily due to negative performance for Prestige cosmetics brands) and negative foreign currency exchange translation impact of 1%. The increase in net revenues primarily reflects:
•Prestige fragrance sales growth of $89.2, due to successful performance of Burberry, Chloe, Gucci and Hugo Boss from existing fragrance lines. In addition, continued brand innovation such as Gucci Flora Gorgeous Orchid, Burberry Goddess Intense, Chloe Signature Intense, Boss Bottled Absolu, Kylie Cosmic 2.0, and Burberry Hero EDP Intense contributed to the category sales growth. The category sales growth was partially offset by declines in Calvin Klein due to a reduction in certain channel sales and tight inventory management from certain retailers, declines in Tiffany & Co. as a result of negative performance and no innovation in the current period, declines in philosophy resulting from negative performance, as well as due to the expiration of the Roberto Cavalli license in the prior year. The overall category sales growth from existing brands can also be attributed to positive but decelerating market trends in most major markets.
These increases were partially offset by:
•Prestige cosmetic sales declines of $41.9, primarily due to declines in sales volume in the Asia Travel Retail channel from Gucci makeup as a result of regulations impacting the surrogate shopping purchases and declines in sales form Kylie makeup as a result of less innovations and negative market trends in the category; and
•Prestige skincare sales declines of $13.6, primarily due to negative performance from philosophy.
Consumer Beauty
In the nine months ended March 31, 2025, net revenues from the Consumer Beauty segment decreased 7%, or $119.2, to $1,580.9 from $1,700.1 in the nine months ended March 31, 2024, reflecting a negative foreign currency exchange translation impact of 4% (primarily driven by the weakening of the Brazilian Real versus the U.S. dollar), a negative price and mix impact of 1% (primarily due to higher returns and discounts and promotions in the current period) and a decrease in unit volume of 2% (primarily due to body care brands in Brazil). The decrease in net revenues primarily reflects:
•Color cosmetics sales declines of $111.6, primarily due to negative market trends in the color cosmetics market in the United States which impacted net revenues from Covergirl, Sally Hansen, and Rimmel. Negative market trends for color cosmetics in several European markets also impacted net revenues from Max Factor, Bourjois, and Rimmel. Category net sales declines were also impacted by increased discounts and promotions compared to the prior period; and
•Mass body care sales declines of $48.5, primarily due to declines in sales volumes from Monange in Brazil due to competitive pricing action in the deodorant market.
These decreases were partially offset by:
•Mass fragrance sales growth of $34.1, due to geographical expansion of existing products from Nautica into growth-engine markets and brand innovation such as adidas Vibes; and
•Mass skincare sales growth of $6.8.

COST OF SALES
In the nine months ended March 31, 2025, cost of sales decreased 5%, or $91.5, to $1,599.3 from $1,690.8 in the nine months ended March 31, 2024. Cost of sales as a percentage of net revenues decreased to 34.5% in the nine months ended March 31, 2025 from 35.6% in the nine months ended March 31, 2024 resulting in a gross margin increase of approximately 110 basis points primarily reflecting:
(i)approximately 70 basis points related to a decrease in manufacturing and material costs as a percentage of net revenues, driven by increased manufacturing efficiencies, improvements in productivity, as well as procurement and material cost optimization; and
(ii)approximately 50 basis points related to an decrease in excess and obsolescence costs.
The above reflects a positive impact from pricing net of inflation of approximately 80 basis points.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In the nine months ended March 31, 2025, selling, general and administrative expenses remained relatively flat, or increased $11.4, to $2,382.8 from $2,371.4 in the nine months ended March 31, 2024. Selling, general and administrative expenses as a percentage of net revenues increased to 51.3% in the nine months ended March 31, 2025 from 49.9% in the nine months ended March 31, 2024, or approximately 140 basis points. This increase was primarily due to:
(i)180 basis points primarily due to the loss on the termination of the KKW Collaboration Agreement in the current period; and
(ii)30 basis points due to an increase in advertising and consumer promotional costs as a percentage of net revenues.
These increases were partially offset by the following decreases:
(i)50 basis points due to a decrease in stock-based compensation cost primarily related to a reduction in expense recognized in connection with awards granted to the CEO; and
(ii)20 basis points due to a decrease in administrative costs as a result of decreased discretionary compensation for employees.

OPERATING INCOME
In the nine months ended March 31, 2025, operating income was $225.6 compared to income of $512.0 in the nine months ended March 31, 2024. Operating margin as a percentage of net revenues, decreased to 4.9% in the nine months ended March 31, 2025 as compared to an operating margin of 10.8% in the nine months ended March 31, 2024. The decrease in operating margin is largely driven by the asset impairment charges (approximately 460 basis points), a loss on the termination of the KKW Collaboration Agreement (150 basis points), higher restructuring costs in the current period (approximately 100 basis points)and an increase in advertising and consumer promotional costs as a percentage of net revenues (approximately 40 basis points), partially offset by lower cost of goods sold as a percentage of net revenues (approximately 110 basis points), and a decrease in stock-based compensation expense (approximately 50 basis points) primarily related to a reduction in expense recognized in connection with a prior year's grant made to the CEO, and a decrease in fixed costs as a percentage of net revenues (approximately 20 basis points) primarily related to decreased discretionary compensation for employees. In addition, a greater proportion of total sales came from higher margin Prestige brands in the current period which positively benefited our operating margin.
Operating Income (Loss) by Segment

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Operating income (loss)
Prestige	$542.5	$531.0	2%
Consumer Beauty	(111.4)	79.0	<(100%)
Corporate	(205.5)	(98.0)	<(100%)
Total	$225.6	$512.0	(56)%
Prestige

In the nine months ended March 31, 2025, operating income for Prestige was $542.5 compared to income of $531.0 in the nine months ended March 31, 2024. Operating margin increased to 17.7% of net revenues in the nine months ended March 31, 2025 as compared to 17.4% in the nine months ended March 31, 2024, driven primarily by lower cost of goods sold as a percentage of net revenues (approximately 160 basis points), lower fixed costs as a percentage of net revenues (approximately 50 basis points) primarily related to decreased discretionary compensation for employees, partially offset by asset impairment charges (approximately 140 basis points) and an increase in advertising and consumer promotional expense (approximately 30 basis points). Our Prestige operating income margin was positively impacted by a higher proportion of net revenues generated by the higher margin fragrance brands.
Consumer Beauty
In the nine months ended March 31, 2025, operating loss for Consumer Beauty was $111.4 compared to income of $79.0 in the nine months ended March 31, 2024. Operating margin decreased to (7.0)% of net revenues in the nine months ended March 31, 2025 as compared to 4.6% in the nine months ended March 31, 2024, driven by asset impairment charges (approximately 1,070 basis points), an increase in miscellaneous accruals (approximately 60 basis points), an increase in advertising and consumer promotional expense as a percentage of net revenues (approximately 50 basis points), and higher costs of goods sold as a percentage of net revenues (approximately 30 basis points), partially offset by lower fixed costs as a percentage of net revenues (approximately 30 basis points) primarily related to decreased discretionary compensation for employees. Our Consumer Beauty operating income margin was negatively impacted by a greater proportion of net revenues generated by the lower margin brands in Brazil compared to the prior year.
Corporate
Corporate primarily includes corporate expenses not directly related to our operating activities. These items are included in Corporate since we consider them to be Corporate responsibilities, and these items are not used by our management to measure the underlying performance of the segments.
In the nine months ended March 31, 2025, the operating loss for Corporate was $205.5 compared to a loss of $98.0 in the nine months ended March 31, 2024, as described under “Adjusted Operating Income for Coty Inc.” below. The increase to the operating loss for Corporate was primarily driven by the loss on the termination of the KKW Collaboration Agreement of $71.0, $61.0 related to an increase in restructuring and business realignment costs in the current period, partially offset by a decrease of $25.8 in stock compensation expense in the current period.
Adjusted Operating Income by Segment
We believe that Adjusted Operating income by segment further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported Operating income to Adjusted Operating income is presented below, by segment:

	Nine Months Ended March 31, 2025
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	542.5	$156.0	$698.5
Consumer Beauty	(111.4)	198.1	86.7
Corporate	(205.5)	205.5	—
Total	$225.6	$559.6	$785.2

	Nine Months Ended March 31, 2024
(in millions)	Reported (GAAP)	Adjustments (a)	Adjusted (Non-GAAP)
Operating income
Prestige	531.0	$115.6	$646.6
Consumer Beauty	79.0	29.8	108.8
Corporate	(98.0)	98.0	—
Total	$512.0	$243.4	$755.4

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
Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.
We believe that adjusted operating income further enhances an investor’s understanding of our performance. See “Overview—Non-GAAP Financial Measures.” A reconciliation of reported operating income to adjusted operating income is presented below:

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Net (loss) income	$(280.9)	$205.0	<(100%)
Net (loss) income margin	(6.1)%	4.3%
Provision for income taxes	9.6	106.9	(91)%
(Loss) income before income taxes	$(271.3)	$311.9	<(100%)
Interest expense, net	164.1	190.3	(14)%
Other expense, net	332.8	9.8	>100%
Reported operating income	$225.6	$512.0	(56)%
Reported operating income margin	4.9%	10.8%
Amortization expense	141.3	145.4	(3)%
Restructuring and other business realignment costs	90.6	29.6	>100%
Stock-based compensation	44.6	70.4	(37)%
Gain on sale of real estate	—	(1.6)	100%
Early license termination and market exit costs	70.3	(0.4)	>100%
Asset impairment charges	212.8	—	N/A
Total adjustments to reported operating income	$559.6	$243.4	>100%
Adjusted operating income	$785.2	$755.4	4%
Adjusted operating income margin	16.9%	15.9%
Adjusted depreciation	169.8	171.2	(1)%
Adjusted EBITDA	$955.0	$926.6	3%
Adjusted EBITDA margin	20.6%	19.5%
In the nine months ended March 31, 2025, adjusted operating income increased $29.8, to $785.2 from $755.4 in the nine months ended March 31, 2024. Adjusted operating margin increased to 16.9% of net revenues in the nine months ended March 31, 2025 from 15.9% in the nine months ended March 31, 2024. In the nine months ended March 31, 2025, adjusted EBITDA increased $28.4 to $955.0 from $926.6 in the nine months ended March 31, 2024. Adjusted EBITDA margin increased to 20.6% of net revenues in the nine months ended March 31, 2025 from 19.5% in the nine months ended March 31, 2024.

Segment Operating Income (Loss), Segment Adjusted Operating Income (Loss) and Segment Adjusted EBITDA
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Prestige Segment

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating income	542.5	531.0	2%
Reported operating income margin	17.7%	17.4%
Amortization expense	113.1	115.6	(2)%
Asset impairment charges	42.9	—	N/A
Total adjustments to reported operating income	$156.0	$115.6	35%
Adjusted operating income	$698.5	$646.6	8%
Adjusted operating income margin	22.8%	21.2%
Adjusted depreciation	83.2	80.2	4%
Adjusted EBITDA	$781.7	$726.8	8%
Adjusted EBITDA margin	25.5%	23.8%
Operating Income, Adjusted Operating Income and Adjusted EBITDA - Consumer Beauty Segment

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating (loss) income	(111.4)	79.0	<(100%)
Reported operating (loss) income margin	(7.0)%	4.6%
Amortization expense	28.2	29.8	(5)%
Asset impairment charges	169.9	—	N/A
Total adjustments to reported operating income	$198.1	$29.8	>100%
Adjusted operating income	$86.7	$108.8	(20)%
Adjusted operating income margin	5.5%	6.4%
Adjusted depreciation	86.6	91.0	(5)%
Adjusted EBITDA	$173.3	$199.8	(13)%
Adjusted EBITDA margin	11.0%	11.8%

Operating Loss, Adjusted Operating Loss and Adjusted EBITDA - Corporate Segment

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Reported operating loss	$(205.5)	$(98.0)	<(100%)
Reported operating income (loss) margin	N/A	N/A
Restructuring and other business realignment costs	90.6	29.6	>100%
Stock-based compensation	44.6	70.4	(37)%
Gain on sale of real estate	—	(1.6)	100%
Early license termination and market exit costs	70.3	(0.4)	>100%
Total adjustments to reported operating income	$205.5	$98.0	>100%
Adjusted operating income	$—	$—	N/A
Adjusted operating income margin	N/A	N/A
Adjusted depreciation	—	—	N/A
Adjusted EBITDA	$—	$—	N/A
Adjusted EBITDA margin	N/A	N/A
Amortization Expense
In the nine months ended March 31, 2025, amortization expense decreased to $141.3 from $145.4 in the nine months ended March 31, 2024. In the nine months ended March 31, 2025, amortization expense of $113.1 and $28.2 was reported in the

Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2024, amortization expense of $115.6 and $29.8 was reported in the Prestige and Consumer Beauty segments, respectively.
Restructuring and Other Business Realignment Costs
During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027.
In the nine months ended March 31, 2025, we incurred restructuring and other business structure realignment costs of $90.6 as follows:
•We incurred restructuring costs of $78.7, of which $74.4 related to the Fixed Cost Reduction Plan, included in the Condensed Consolidated Statements of Operations; and
•We incurred business structure realignment costs of $11.9 which is reported in Selling, general and administrative expenses and cost of sales, primarily related to the Fixed Cost Reduction Plan.
In the nine months ended March 31, 2024, we incurred restructuring and other business structure realignment costs of $29.6 as follows:
•We incurred restructuring costs of $35.0 primarily related to the Restructuring Actions, included in the Condensed Consolidated Statements of Operations; and
•We incurred a credit in business structure realignment costs of $(5.4) which is reported in Selling, general and administrative expenses.
Stock-based compensation
In the nine months ended March 31, 2025, stock-based compensation was $44.6 as compared with $70.4 in the nine months ended March 31, 2024. The decrease in stock-based compensation is primarily related to a reduction in expense recognized in connection with awards granted to the CEO.
Gain on Sale of Real Estate
In the nine months ended March 31, 2025 and 2024, we recognized $0.0 and a gain of $(1.6) related to sale of real estate, respectively.
Early License Termination and Market Exit Costs
In the nine months ended March 31, 2025, we incurred a net loss of $71.0 related to the loss on the termination of the KKW Collaboration Agreement and recognized a gain of $(0.7) related to our decision to wind down our business in Russia.
In the nine months ended March 31, 2024, we recognized a gain of $(0.4) related to the early termination of a license and market exit activity.
Asset Impairment Charges
In the nine months ended March 31, 2025, we incurred $212.8 of asset impairment charges of which $84.0, $61.0, and $24.9 related to the Max Factor, CoverGirl and Bourjois trademarks, respectively, totaling $169.9 within the Consumer Beauty segment and $42.9 related to the philosophy trademark within the Prestige Segment.
In the nine months ended March 31, 2024, we did not incur any asset impairment charges.
Adjusted Depreciation Expense
In the nine months ended March 31, 2025, adjusted depreciation expense of $83.2 and $86.6 was reported in the Prestige and Consumer Beauty segments, respectively. In the nine months ended March 31, 2024, adjusted depreciation expense of $80.2 and $91.0 was reported in the Prestige and Consumer Beauty segments, respectively.
INTEREST EXPENSE, NET
In the nine months ended March 31, 2025, net interest expense was $164.1 as compared with $190.3 in the nine months ended March 31, 2024. This decrease is primarily due to lower debt balances in the current period as well as lower interest rates.
OTHER EXPENSE
In the nine months ended March 31, 2025, other expense was $332.8 as compared to other expense of $9.8 in the nine months ended March 31, 2024.

Other expense of $332.8 in the nine months ended March 31, 2025 was principally comprised of net losses on forward repurchase contracts of $246.6 and equity investment related impacts of $85.0.
Other expense of $9.8 in the nine months ended March 31, 2024 was principally comprised of net losses on forward repurchase contracts of $20.8 and deferred financing fees of $7.4, partially offset by fair value gains related to our equity investment in Wella of $20.0, and gains associated with earn-out provisions related to our sale of Wella of $9.9.
This increase in Other expense of $323.0 is primarily due to higher net losses on forward repurchase contracts of $225.8 and higher losses from equity investments of $105.0 as a result of an unfavorable fair market value adjustment in the current period compared to favorable adjustments in the prior year period.
INCOME TAXES
The effective income tax rate for the nine months ended March 31, 2025 and 2024 was (3.5)% and 34.3%, respectively. The change in the effective rate is primarily due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

The effective tax rate of (3.5)% for the nine months ended March 31, 2025, results from reporting losses before income taxes and a provision for income taxes. The effective rate was lower than the statutory tax rate of 21% due to a capital loss realized on the sale of the Company’s investment in KKW Holdings during the period for which no tax benefit can be recognized, the loss on forward repurchase contracts having a higher proportional impact in the current period, as well as the impact of fair value losses related to the investment in Wella taxed at a rate below the statutory rate of 21%.

The effective tax rate of 34.3% for the nine months ended March 31, 2024 was higher than the statutory tax rate of 21% due to an expense of $24.3 in the period recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland.
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
Reconciliation of Reported Income Before Income Taxes to Adjusted Income Before Income Taxes and Effective Tax Rates:

	Nine Months Ended March 31, 2025			Nine Months Ended March 31, 2024
(in millions)	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate	Income Before Income Taxes	Provision for Income Taxes	Effective Tax Rate
Reported income before income taxes	$(271.3)	$9.6	(3.5)%	$311.9	$106.9	34.3%
Other adjustments to reported operating income (a)	559.6			243.4
Change in fair value of investment in Wella Company (c)	85.0			(20.0)
Other adjustments (d)	0.4			4.3
Total Adjustments (b)	645.0	97.2		227.7	52.0
Adjusted income before income taxes	$373.7	$106.8	28.6%	$539.6	$158.9	29.4%

(a)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(b)The tax effects of each of the items included in adjusted income are calculated in a manner that results in a corresponding income tax expense/provision for adjusted income. In preparing the calculation, each adjustment to reported income is first analyzed to determine if the adjustment has an income tax consequence. The provision for taxes is then calculated based on the jurisdiction in which the adjusted items are incurred, multiplied by the respective statutory rates and offset by the increase or reversal of any valuation allowances commensurate with the non-GAAP measure of profitability. The total tax impact on adjustments in the current period includes a tax benefit of $10.0 on the resolution of uncertain tax positions associated with the Company’s exit from Russia in fiscal 2022.
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.

(d)For the nine months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. For the nine months ended March 31, 2024, this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW.
The adjusted effective tax rate was 28.6% for the nine months ended March 31, 2025 compared to 29.4% for the nine months ended March 31, 2024. The difference is primarily due to an expense of $24.3 recognized on the revaluation of the Company's deferred tax liabilities due to a tax rate increase enacted in Switzerland in the prior period.
NET (LOSS) INCOME ATTRIBUTABLE TO COTY INC.
Net loss attributable to Coty Inc. was $299.1 in the nine months ended March 31, 2025, as compared to net income of $186.3 in the nine months ended March 31, 2024. This increase in net loss was primarily driven by higher net losses on forward repurchase contracts of $225.8, asset impairment charges of $212.8, higher losses from equity investments of $105.0 as a result of an unfavorable fair market value adjustment in the current period compared to favorable adjustments in the prior year period, and higher restructuring costs of $43.7, partially offset by a lower provision for income taxes of $97.3 in the current period, and lower interest expense of $26.2 in the current period.
We believe that adjusted net income attributable to Coty Inc. provides an enhanced understanding of our performance. See “Overview—Non-GAAP Financial Measures.”

	Nine Months Ended March 31,
(in millions)	2025	2024	Change %
Net (loss) income attributable to Coty Inc.	(299.1)	186.3	<(100%)
Convertible Series B Preferred Stock dividends (a)	(9.9)	(9.9)	—%
Reported net (loss) income attributable to common stockholders	(309.0)	176.4	<(100%)
% of net revenues	(6.7)%	3.7%
Adjustments to reported operating income (b)	559.6	243.4	>100%
Change in fair value of investment in Wella Company (c)	85.0	(20.0)	>100%
Adjustment to other expense (d)	0.4	4.3	(91)%
Adjustments to noncontrolling interests (e)	(5.1)	(5.1)	—%
Change in tax provision due to adjustments to reported net income attributable to Coty Inc.	(97.2)	(52.0)	(87)%
Adjusted net income attributable to Coty Inc.	233.7	347.0	(33)%
% of net revenues	5.0%	7.3%
Per Share Data
Adjusted weighted-average common shares
Basic	870.4	876.7
Diluted (a)	875.5	886.1
Adjusted net income attributable to Coty Inc. per common share
Basic	$0.27	$0.40
Diluted (a)	$0.27	$0.39

(a)Adjusted Diluted EPS is adjusted by the effect of dilutive securities. For the nine months ended March 31, 2025 and 2024, no dilutive shares of the Forward Repurchase Contracts were included in the computation of adjusted diluted EPS as their inclusion would be anti-dilutive. Accordingly, we did not reverse the impact of the fair market value losses for contracts with the option to settle in shares or cash of $188.9 and $6.9, respectively. For the nine months ended March 31, 2025 and 2024, Convertible Series B Preferred Stock (23.7 million weighted average dilutive shares) were anti-dilutive. Accordingly, we excluded these shares from the diluted shares and did not adjust the earnings for the related dividend of $9.9.
(b)See a description of adjustments under “Net Income, Adjusted Operating Income and Adjusted EBITDA for Coty Inc.”
(c)The amount represents the unrealized (gain) loss recognized for the change in fair value of the investment in the Wella Company.
(d)For the nine months ended March 31, 2025, this primarily represents recovery of previously written-off non-income tax credits, the amortization of basis differences in certain equity method investments, and net loss on the sale of an equity investment. For the nine months ended March 31, 2024, this primarily represents divestiture-related costs related to our equity investments and loss from our equity investment in KKW.
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
We have substantially completed the exit of our commercial activities in Russia. However, we anticipate that the process related to the liquidation of the Russian legal entity will take an extended period of time. We anticipate that we will incur an immaterial amount of additional costs through the completion of the wind down, and future net cash costs of $1.0 to $1.5, which will be funded by our Russian subsidiary. The amount of future costs, including cash costs, will be subject to various factors, such as additional government regulation and the resolution of legal contingencies.
Recent changes in U.S. and international trade policies—particularly tariff increases—and the ongoing uncertainty surrounding such policies may present challenges to our business operations and financial condition. These challenges may include supply chain disruptions and commodity price volatility, resulting in increases in our cost of goods sold. Under the current tariff framework, the biggest areas of potential challenges for us are prestige fragrances shipped to the U.S. from our Barcelona plant, and the sourcing of various components and marketing materials from China. We estimate additional costs related to tariff increases to be in the range of approximately $90.0 to $130.0, the vast majority of which are expected to be incurred in fiscal 2026, based on a preliminary analysis of announcements made by the U.S. administration beginning on April 2, 2025 and announcements by U.S. trade partners. In response, we may consider more diversified sourcing strategies, strategic pricing adjustments and cost-reduction initiatives to help offset these pressures and protect our profitability. In addition, reductions in consumer confidence and discretionary spending could impact demand for our products and negatively affect our sales. We are closely monitoring developments, evaluating potential impacts, and proactively taking steps to mitigate adverse effects on our business.

During the third quarter of fiscal 2025, we formulated a new plan, which was announced on April 24, 2025, to strengthen our operating model and simplify our fixed cost structure (the “Fixed Cost Reduction Plan”). Cash costs associated with the program include restructuring and business structure realignment costs and are expected to be approximately $80.0, roughly evenly split between fiscal 2026 and fiscal 2027.
Debt Financing
We are in the process of deleveraging our company and improving the maturity mix of our debt, including through refinancing or repayment of a portion of our debt. We expect to continue to take actions to improve the maturity mix of our debt, including through redemptions and/or tender offers for near-dated maturities, from time to time as market conditions permit.
We have taken action to reduce variability in our interest payments including paying down variable interest rate debt outstanding under our 2018 Coty Term A and 2018 Coty Term B Facility, and issuing fixed rate bonds. While our revolving credit facility, which we draw on from time to time, is subject to variable interest rates, all of our non-revolving credit facility long-term debt outstanding as of March 31, 2025 is fixed rate debt.

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
Our remaining forward repurchase contracts permit a net cash settlement alternative in addition to the physical settlement. We may elect net cash settlement of all, or some of the remaining forward repurchase contracts based on factors such as timing, the market value of the underlying shares at the settlement date and other internal cash management considerations. We will continue to incur costs associated with the remaining forward repurchase contracts before settlement. Cash costs incurred in the current fiscal year to date for all forward repurchase contracts amounted to $29.4.
Our forward repurchase contracts include a provision for a potential true-up in cash upon specified changes in the price of Coty’s Class A Common Stock relative to the counterparties’ initial purchase price (the “Hedge Valuation Adjustment”). In October 2024, the price of Coty’s Class A Common Stock declined, resulting in a potential Hedge Valuation Adjustment event under the November 2023 forward repurchase contracts, with a corresponding potential cash true-up obligation. During the second quarter of fiscal 2025, we paid $61.8 to the counterparties, which was refunded to us during the same period after entering into agreements with the applicable counterparties in November 2024 for a temporary contractual amendment to the November 2023 forward repurchase contracts' Hedge Valuation Adjustment mechanism.
The amendments were effective from October 2024 to February 2025 and did not apply to the forward repurchase contracts executed in December 2022. The share price further declined during the amendment period, triggering cash settlements under our December 2022 and November 2023 forward repurchase contracts of $191.1 million, in February 2025.
Future reductions in the price of Coty’s Class A Common Stock may trigger additional payments under our remaining forward repurchase contracts. The cash settlement liability under all our forward repurchase contracts based on Coty's share price as of May 6, 2025 totaled approximately $53.0, a $14.0 increase from March 31, 2025. See Footnote 13—Equity for additional information on the Company's forward repurchase contracts.

Factoring of Receivables
From time to time, we supplement the timing of our cash flows through the factoring of trade receivables. In this regard, we have entered into factoring arrangements with financial institutions.
The net amount factored under the factoring facilities was $216.6 and $195.3 as of March 31, 2025 and June 30, 2024, respectively. The aggregate amount of trade receivable invoices factored on a worldwide basis amounted to $1,148.9 and $1,196.9 during the nine months ended March 31, 2025 and 2024, respectively.

Cash Flows

	Nine Months Ended March 31,
	2025	2024
Condensed Consolidated Statements of Cash Flows Data: (in millions)
Net cash provided by operating activities	$409.4	$438.1
Net cash used in investing activities	(80.1)	(161.5)
Net cash used in financing activities	(384.1)	(264.1)
Net cash provided by operating activities
Net cash provided by operating activities was $409.4 and $438.1 for the nine months ended March 31, 2025 and 2024, respectively. The decrease in cash provided by operating activities of $28.7 was mainly driven by the impact of higher cash outflows from working capital and higher year-over-year cash-related Net Income. Higher net cash outflows from working capital was primarily driven by lower net cash flows from changes in accrued expenses and other current liabilities, mainly due to lower discretionary compensation accruals for employees, higher cash paid for interest resulting from the phasing of interest payments on third-party debt, and the net impact from timing of invoice processing which caused an increase in cash flows from accounts payable. Working capital cash flows also reflect the impact of the prior-year Wella reimbursement for working capital which did not recur in the current year. The decrease in cash provided by operating activities was partially offset by lower cash outflows related to the timing of payments for income taxes.
Net cash used in investing activities
Net cash used in investing activities was $80.1 and $161.5 for the nine months ended March 31, 2025 and 2024, respectively. The decrease in cash used in investing activities of $81.4 primarily reflects the $74.0 cash proceeds from the termination of the KKW Collaboration Agreement and sale of the 20% KKW Holdings equity investment, and lower capital expenditures year-over-year. This was partially offset by lower inflows in the current year, driven by the prior year impact of cash proceeds from an early license termination that did not recur in the current year.
Net cash used in financing activities
Net cash used in financing activities during the nine months ended March 31, 2025 and 2024 was $384.1 and $264.1, respectively. The increase in cash used in financing activities of $120.0 was primarily driven by the impact of the prior year cash proceeds from issuance of Class A Common Stock in connection with the global offering which did not recur, and higher net repayments relating to other long-term debt. This was partially offset by higher net proceeds from the Company's revolving credit facility and lower cash payments for deferred financing fees in the current year. Net cash used in financing activities as it relates to the forward repurchase contracts was relatively flat year-over-year, reflecting the cash payment for the settlement of the June 2022 forward repurchase contract in the prior year, and cash payments and refund for the hedge valuation adjustments in the current year.
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
Legal Contingencies
For information on our litigation matters and Brazilian tax assessments, see Note 17—Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements. In relation to the appeal of our Brazilian tax assessments, we have entered into surety bonds of R$899.4 million (approximately $156.2) as of March 31, 2025.
Off-Balance Sheet Arrangements
We had undrawn letters of credit of $4.1 and $4.1 and bank guarantees of $16.9 and $18.4 as of March 31, 2025 and June 30, 2024, respectively.
Contractual Obligations
Our principal contractual obligations and commitments as of June 30, 2024 are summarized in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commitments,” of our Fiscal 2024 Form 10-K. Refer to Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchases” above for discussion of the obligations related to our announced share repurchase during fiscal 2024. For the nine months ended March 31, 2025, there have been no other material changes in our contractual obligations outside the ordinary course of business.
Critical Accounting Policies
We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our Condensed Consolidated Financial Statements:
•Revenue Recognition;
•Equity Investments;
•Goodwill, Other Intangible Assets and Long-Lived Assets;
•Inventory; and
•Income Taxes.
As of March 31, 2025, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Fiscal 2024 Form 10-K.
Goodwill
Based on the annual impairment test performed at May 1, 2024, we determined that the fair values of our reporting units exceeded their respective carrying values at that date by approximately 143.6% for Prestige and 69.9% for Consumer Beauty. The impact of recent weakening demand in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions, could lower the overall cushion for the reporting units. However, at this time, we do not believe a triggering event for an interim impairment test was warranted based on our qualitative assessments. As such, there were no impairments of goodwill at the Company's reporting units as of March 31, 2025.
Other Intangible Assets
The carrying value of our indefinite-lived other intangible assets was $736.5 as of March 31, 2025, and is comprised of trademarks for the following brands: CoverGirl of $266.4, Sally Hansen of $159.2, Philosophy of $80.5, Max Factor of $64.4, Bourjois of $11.6, and other brands totaling $154.4.
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
Results

As noted above, the Company was adversely impacted by weakening demand in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions. As a result, the Company determined that an interim impairment measurement for certain other intangible assets was warranted as of March 31, 2025.
As a result of the lower revenue projections, the interim impairment test of indefinite-lived intangible assets resulted in the carrying values of certain trademarks exceeding their estimated fair values. Accordingly, we recorded an impairment charge of $212.8 for the three and nine months ended March 31, 2025 to reflect such intangible assets at their estimated fair values. These impairments related to the Max Factor ($84.0), CoverGirl ($61.0) and Bourjois ($24.9) trademarks within the Consumer Beauty segment and the Philosophy ($42.9) trademark within the Prestige segment.
The fair value of the Max Factor trademark fell below its carrying value using a flat annual growth rate and a discount rate of 13.4%. The fair value of the CoverGirl trademark fell below its carrying value using projections that assumed an average annual growth rate of 2.0% and a discount rate of 12.2%. The fair value of the Bourjois trademark fell below its carrying value using a flat annual growth rate and a discount rate of 20.0%. The fair value of the Philosophy trademark fell below its carrying value using a flat annual growth rate and a discount rate of 11.5%.
As the trademarks for which impairment charges were recorded in the three and nine months ended March 31, 2025 no longer have any excess of their fair values over their carrying values, any material decline in assumed average annual revenue growth rates or increase in the discount rate could result in additional impairment charges. For instance, with regards to the Max Factor trademark, if the annual revenue declined by 5% it may cause an additional impairment of $3.1. If the discount rate increased by 50 basis points, it may cause an additional impairment of $2.4. With regards to the CoverGirl trademark, if the annual revenue declined by 5% it may cause an additional impairment of $13.0. If the discount rate increased by 50 basis points, it may cause an additional impairment of $12.1. With regards to the Bourjois trademark, if the annual revenue declined by 5% it may cause an additional impairment of $0.6. If the discount rate increased by 50 basis points, it may cause an additional impairment of $0.3. With regards to the Philosophy trademark, if the annual revenue declined by 5% it may cause an additional impairment of $3.9. If the discount rate increased by 50 basis points, it may cause an additional impairment of $3.8.
Some of the inherent estimates and assumptions used in determining fair value of the indefinite-lived other intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings and industry growth. Given the weakening demand in the color cosmetics market, particularly in the United States and Europe, combined with broader macroeconomic disruptions and the potential financial impact on the Company’s business, there can be no assurance that the Company's estimates and assumptions regarding the macroeconomic factors made for purposes of the indefinite-lived intangible asset interim impairment testing performed during the third quarter of our 2025 fiscal year will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the other indefinite-lived intangible assets, it is possible changes could occur. Regarding the indefinite-lived intangible assets, the most significant assumptions used are the revenue growth rate and the discount rate, a decrease in the revenue growth rate or an increase in the discount rate could result in a future impairment. The Company will continue to monitor its indefinite-lived trademarks for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s trademarks. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future, it is reasonably likely the Company will be required to record impairment charges in the future.
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
Our management, with the participation of our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of our Class A Common Stock were repurchased during the fiscal quarter ended March 31, 2025.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

COTY INC.

Date: May 7, 2025	By:	/s/Sue Nabi
Name: Sue Nabi
Title: Chief Executive Officer
(Principal Executive Officer)

/s/Laurent Mercier
Name: Laurent Mercier
Title: Chief Financial Officer
(Principal Financial Officer)